Form 10-K
period 1993-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1994-03-31
CIK 51434

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K
                         ------------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------
FOR FISCAL YEAR ENDED DECEMBER 31, 1993            COMMISSION FILE NUMBER 1-3157
                         ------------------------------
                          INTERNATIONAL PAPER COMPANY
              (Exact name of Company as specified in its charter)

                NEW YORK                                 13-0872805
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

TWO MANHATTANVILLE ROAD, PURCHASE, N.Y.                    10577
(Address of principal executive offices)                 (Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                     WHICH REGISTERED
- ----------------------------------------------------  ------------------------
Cumulative $4 Preferred Stock, without par value               --
Common Stock, $1 per share par value                  New York Stock Exchange
5 1/8% Debentures due 2012                            New York Stock Exchange

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock of the Company outstanding as of February 28, 1994, held by non-affiliates of the Company was $8,995,743,848, calculated on the basis of the closing price on the Composite Tape on February 28, 1994. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Company.

     The number of shares outstanding of the Company's common stock, as of February 28, 1994:

OUTSTANDING     IN TREASURY
- -----------     -----------
127,287,796      2,822,329

     The following documents are incorporated by reference into the parts of this report indicated below:

1993 ANNUAL REPORT TO SHAREHOLDERS
(PP. 2 AND 6 THROUGH 56)                                      PARTS I, II AND IV
PROXY STATEMENT, DATED MARCH 31, 1994                                   PART III
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     International Paper Company,* a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a worldwide producer of printing and writing papers, paperboard and packaging, wood products and distributes paper and office supply products in both the United States and Europe. It also produces pulp, laminated products, and specialty products, including photosensitive films and papers, nonwovens, chemicals and minerals.

     In the United States, the Company operates 26 pulp and paper mills, 54 converting and packaging plants, 43 wood products facilities, 15 specialty panels and laminated products plants, six nonwoven products facilities and seven envelope plants. Production facilities in Europe, Asia, Latin America and Canada include 14 pulp and paper mills, 32 converting and packaging plants, three wood products facilities, three specialty panels and laminated products plants and five nonwoven products facilities.

     The Company distributes fine paper, printing and industrial products and building materials, primarily manufactured by other companies, through about 255 distribution branches located primarily in the United States. In addition, the Company produces photosensitive films and papers and photographic equipment (three U.S. and six international locations) and specialty chemicals (seven U.S. and two international locations), and engages in domestic oil and gas and real estate activities.


     In March 1994, the Company, through a subsidiary, acquired approximately one-half of Brierley Investments Limited's (Brierley) holdings in Carter Holt Harvey Limited (Carter Holt), a major New Zealand forest products and paper company with substantial assets in Chile. The purchase increased the Company's ownership of Carter Holt to 24 percent and leaves Brierley with 8 percent.

     In April 1993, the Company acquired certain assets of the Los Angeles-based Ingram Paper Company, a distributor of industrial and fine printing papers. In December, JB Papers, Inc., a paper distribution company located in Union, N.J., was purchased. Also in December, the assets of Monsanto Company's Kentucky-based Fome-Cor division, a manufacturer of polystyrene foam products, were acquired.

     In the first quarter of 1992, the operating assets of Western Paper Company (Western Pacific), a printing and industrial paper distribution business based in Portland, Oregon, were purchased. In the second quarter, the Company acquired an equity interest in Scitex Corporation Ltd. (Scitex), an Israel-based world leader in color electronic prepress systems for the graphic design, printing and publishing industries. In the third quarter, Zaklady Celulozowa-Papierniecze S.A. w Kwidzynie (Kwidzyn) was acquired from the Government of the Republic of Poland. Kwidzyn is Poland's largest white papers manufacturer and the only integrated bleached pulp and paper company. In the fourth quarter, certain assets of the chemical division of Norway-based M. Peterson & Son AS (Peterson) were acquired.

     In the first quarter of 1991, the Company purchased certain packaging and sheeting facilities located in France (the Rhone Valley packaging business) from Georgia-Pacific Corporation. In April, the packaging equipment division of United Dominion Industries Ltd. (Evergreen Packaging Equipment) was purchased. Also in April, the Company acquired the common stock of Dillard Paper Company, a wholesale distributor of printing and industrial papers, packaging equipment and supplies based in the southern United States. In August, the Company completed a merger with Leslie Paper Co., a paper distribution firm headquartered in Minneapolis, Minnesota, using the pooling-of-interests method of accounting. In November, the Company entered into a joint venture agreement with Brierley to control 32% of Carter Holt. In December, the common stock of Scaldia Papier BV, a paper distribution company based in Nijmegen, Netherlands, primarily distributing coated and uncoated papers to the graphics industry, was purchased.

- ------------------
* Unless otherwise indicated by the context, the terms 'Company' and 'International Paper' are used interchangeably to describe International Paper Company and its consolidated subsidiaries.

     All of the 1993, 1992 and 1991 acquisitions, except the merger with Leslie Paper Co., were accounted for using the purchase method. The effects of these mergers and acquisitions, individually or in the aggregate, were not significant to the Company's consolidated financial statements.

     A further discussion of mergers and acquisitions can be found on page 48 of the Company's 1993 Annual Report to Shareholders (the 'Annual Report'), which information is incorporated herein by reference.


     From 1989 through 1993, International Paper's capital expenditures approximated $5.7 billion, excluding mergers and acquisitions. These expenditures reflect continuing efforts to improve product quality, environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1993 was $954 million and is expected to exceed $1.1 billion in 1994. A further discussion of capital expenditures can be found on pages 37 and 38 of the Annual Report, which information is incorporated herein by reference.

     The Company, which owns a majority interest in IP Timberlands, Ltd., a Texas limited partnership ('IPT'), controlled approximately 6.2 million acres of forestlands in the United States at December 31, 1993. IPT was formed to succeed to substantially all of International Paper's forest products business for the period 1985 through 2035, unless earlier terminated. A further discussion of IPT can be found on pages 28 and 47 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     The financial information concerning industry segments is set forth on pages 37 and 41 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

     The financial information concerning international and domestic operations and export sales is set forth on page 40 of the Annual Report, which information is incorporated herein by reference.

COMPETITION AND COSTS

     Despite the size of the Company's manufacturing capacities for paper, paperboard, packaging and pulp products, the markets in all of the cited product lines are large and highly fragmented. The markets for wood and specialty products are similarly large and fragmented. There are numerous competitors, and the major markets, both domestic and international, in which the Company sells its principal products are very competitive. These products are in competition with similar products produced by others, and in some instances, with products produced by other industries from other materials.

     Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 10, 16, 20, 26, 30 and 36 through 39 of the Annual Report, which information is incorporated herein by reference.

MARKETING AND DISTRIBUTION

     Paper and packaging products are sold through the Company's own sales organization directly to users or converters for manufacture. Sales offices are located throughout the United States as well as internationally. Significant volumes of products are also sold through paper merchants and distributors, including facilities in the Company's distribution network.


     The Company's U.S. production of lumber and plywood is marketed through independent and Company-owned distribution centers. Specialty products are marketed through various channels of distribution.

DESCRIPTION OF PRINCIPAL PRODUCTS

     The Company's principal products are described on pages 6 through 31 of the Annual Report, which information is incorporated herein by reference.

     Production of major products for 1993, 1992 and 1991 was as follows:

                             PRODUCTION BY PRODUCTS
                                  (UNAUDITED)

                                                                                            1993     1992     1991
                                                                                            -----    -----    -----
PRINTING PAPERS
(IN THOUSANDS OF TONS)
White papers and bristols................................................................   2,920    2,845    2,915
Coated papers............................................................................     972    1,038      927
Market pulp(1)...........................................................................   1,529    1,495    1,238
                                                                                            -----    -----    -----
PACKAGING
(IN THOUSANDS OF TONS)
Containerboard...........................................................................   2,084    2,135    2,074
Bleached packaging board.................................................................   1,004      959      942
Industrial papers........................................................................     573      573      575
Industrial and consumer packaging(2).....................................................   2,933    2,667    2,539
                                                                                            -----    -----    -----
FOREST PRODUCTS
(IN MILLIONS)
Panels (sq. ft. 3/8-in. basis)(3)........................................................     778      737      671
Lumber (board feet)......................................................................     952      915      863
                                                                                            -----    -----    -----

- ------------------
(1) This excludes market pulp purchases of approximately 600,000 tons annually.

(2) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers figures in this table.

(3) Panels include plywood and oriented strand board.

RESEARCH AND DEVELOPMENT

     The Company operates research and development centers at Sterling Forest,

New York; Mobile, Alabama; Erie, Pennsylvania; Kaukauna, Wisconsin; Binghamton, New York; South Walpole, Massachusetts; St. Charles, Illinois; Jacksonville, Florida; Holyoke, Massachusetts; Mobberley, United Kingdom; Morley, United Kingdom; Munich, Germany; Fribourg, Switzerland; Saint-Priest, France; and Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvements of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; innovation and improvement of photographic materials and processes, printing plates, pressroom/plate chemistries and plate processors; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $94.7 million in 1993, $91.1 million in 1992 and $82.7 million in 1991.

ENVIRONMENTAL PROTECTION

     Control over discharges of pollutants into the air, water and groundwater to avoid significant adverse impacts on the environment and to achieve 100% compliance with regulations is a continuing objective of the Company. The Company has invested substantial funds to modify facilities to assure compliance with applicable environmental quality laws and plans to make substantial capital expenditures for these purposes in the future. A total of $100 million was spent in 1993 to control air and water pollution and to assure environmentally sound disposal of solid waste. The Company expects to spend in the order of $160 million in 1994 for similar capital programs. Amounts to be spent for environmental control facilities in future years will depend on new laws and regulations and other changes in legal requirements, and changes in environmental concerns. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 1995 through 1996 is in the range of $500 to $600 million. In December 1993, the United States Environmental Protection Agency ('EPA') proposed new guidelines for air emissions and water discharge for the pulp and paper industry to meet in 1998 known as 'Cluster Rulemaking'. It also proposed regulations implementing the Great Lakes Initiative ('GLI') covering water quality and implementation procedures. Future spending will be heavily influenced by the final standards included within each of the sets of proposed regulations. We estimate the Company's future capital spending to comply with the Cluster Rulemaking and GLI requirements to be between $700 million and $1.5 billion depending upon the methods allowed by the regulations to meet overall requirements. A portion of this spending is reflected in the 1995 to 1996 spending forecast. In addition, annual operating costs, excluding depreciation, are expected to increase between $60 million and $120 million when these regulations are fully implemented in 1998. The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology to enable it to keep costs for compliance with environmental regulations at, or below, industry averages. A further discussion of environmental issues can be found on pages 33, 34, 38 and 39 of the Annual Report, which information is incorporated herein by reference.

     As of December 31, 1993, $755 million of industrial and pollution control revenue bonds, secured by Company contractual obligations, were outstanding in 51 political subdivisions of various states, counties and municipalities, primarily to finance environmental control projects located at or in conjunction with the Company's plants in those subdivisions. It is contemplated that additional industrial revenue bonds will be issued from time to time to finance other environmental control projects, provided tax law changes do not curtail the Company's access to the municipal bond market.

EMPLOYEES

     As of December 31, 1993, the Company had approximately 72,500 employees, of whom approximately 52,000 were located in the United States and the remainder overseas. Of these, approximately 44,500 are hourly employees, many of whom are represented by the United Paperworkers International Union.

     During 1993, new labor agreements were reached at the Mobile, Oswego, Riverdale and Millers Falls mills. At year end, negotiations were still in progress at the Beckett, Erie and Pine Bluff mills.

     During 1994, labor agreements are scheduled to be negotiated at the following mills: Camden and Natchez. During 1995 labor agreements are scheduled to be negotiated at the following mills: Georgetown, Turners Falls, Ward and Hudson River.

     During 1993, labor agreements expired at 17 packaging plants, one forest research facility, one chemical plant, two wood products plants, three specialty products plants and seven distribution operations. Multiyear labor agreements were negotiated at each location, except one converted paper products plant in South San Francisco, California, where negotiations were still in progress at year end. One packaging plant at Mount Carmel, Pennsylvania and one distribution operation at Minneapolis, Minnesota have contracts remaining open from a previous year.

RAW MATERIALS

     For information as to the sources and availability of raw materials essential to the Company's business, see Item 2 'Properties.'

ITEM 2. PROPERTIES.

FORESTLANDS

     The principal raw material used by International Paper is wood in various forms. At December 31, 1993, IPT, a limited partnership in which the Company has a majority ownership interest, controlled approximately 6.0 million acres of forestlands in the U.S. while an additional 0.2 million acres are held under short term leases to International Paper.

     During 1993, such forestlands supplied 1.4 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its mills and forest products facilities: 15% in its Northern mills, 14% in its Southern mills and none in its Western mill. The balance was acquired from other private industrial and nonindustrial forestland owners, as well as the United States government. In addition, 3.3 million cords of IPT's wood were sold to other users in 1993.

MILLS AND PLANTS

     A listing of the Company's production facilities can be found in Appendix I hereto, which information is incorporated herein by reference.

     All mills and converting facilities are owned by the Company, except one mill and 13 plants in the United States and two non-U.S. facilities, which are leased. The Company believes that these facilities are in good operating condition and are suited for the purposes for which they are presently being used. The Company continues to study the economics of modernizing or adopting other alternatives for higher cost facilities. Further discussions of new mill and plant projects can be found on pages 37 and 38 of the Annual Report, which information is incorporated herein by reference.

CAPITAL INVESTMENTS AND DISPOSITIONS

     Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1994, as of December 31, 1993, are set forth on pages 37 and 38 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

DIOXIN LITIGATION

     On July 31, 1992, 77 plaintiffs, all residents of Arkansas, filed a lawsuit in the U.S. District Court for the Western District of Arkansas, alleging that the Company polluted the Sulfur River by discharging chemicals, including dioxin, from its Domino, Texas plant. This case was settled in December, 1993 at which time there were 54 plaintiffs remaining in the litigation. The terms of the settlement are confidential.

     On June 11, 1993, a lawsuit purporting to be a class action was filed by individuals against the Company, Dow Chemical and other individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount for alleged claims similar to those raised in the previously-filed lawsuits. The case has been removed to the U.S. District Court for the Middle District of Louisiana.

     Beginning in November of 1990, the Company has been named as a defendant in 88 lawsuits by individuals filed in state or federal court in Mississippi alleging that it has polluted and damaged the Pascagoula, Leaf and Escatawpa

Rivers by releasing dioxin and over 40 other chemicals into those rivers. Georgia-Pacific was initially named in most of these suits but an order severing it from the Company in all the then pending cases was entered on September 15, 1992. Following the severance order, nine of the State cases were removed from state court to Federal District Court for the Southern District of Mississippi. Of the nine cases that were removed, two have been dismissed.

     On May 24, 1993, a wrongful death action was filed in Mississippi state court against the Company claiming that decedent's death was related to exposure to hazardous and toxic substances from the Moss Point mill. The lawsuit also included the independent survivorship claims of the widow. The complaint raises claims similar to those in the previously-filed lawsuits and also contains specific allegations relating to the disposal of sludge by the mill. The plaintiff seeks compensatory damages of $1 million and punitive damages of $20 million. The case has been removed to the U.S. District Court for the Southern District of Mississippi.

     On June 26, 1993, a lawsuit was filed against the Company, Georgia-Pacific and individual employees of both companies in Mississippi state court by 20 plaintiffs alleging claims similar to those raised in previously-filed lawsuits. The plaintiffs seek an unspecified amount of compensatory and punitive damages. On October 22, 1993, Georgia-Pacific and its individual employee-defendants were severed from the Company.

     On September 28, 1993, 221 plaintiffs filed a lawsuit in the state court of Mississippi claiming that the Company polluted the Pascagoula and Escatawpa Rivers by discharging chemicals, including dioxin from its Moss Point mill. The plaintiffs seek compensatory damages of $33 million, punitive damages of $221 million and injunctive relief.

     On December 15, 1992, a lawsuit purporting to be a class action was filed against the Company in U.S. District Court for the Southern District of Mississippi (Biloxi). The plaintiffs seek unspecified compensatory and punitive damages for the alleged violation by the Company of Federal environmental laws relating to dioxin and other chemicals associated with the operations of the Moss Point Mill. On February 18, 1994, the judge denied the plaintiffs' motion to certify the class and the lawsuit will proceed forward with only the two named individuals as plaintiffs.

     In summary, taking into account various dismissals and new filings, there are 71 cases pending in state court and eight pending in federal court for a total of 79 Mississippi cases as of February 1, 1994. In these cases, both state and federal, there are a total of 5,093 plaintiffs seeking total compensatory damages of approximately $1.0 billion, punitive damages of approximately $8.4 billion and injunctive relief. While any of this litigation has an element of uncertainty, the Company believes that the outcome of any of these proceedings, lawsuits or claims, pending or threatened, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.


OTHER LITIGATION

     On October 14, 1993, the Town of Jay, Maine assessed a penalty of $394,000 against the Company's Androscoggin mill for violations of its air permit under the Town's Environmental Control and Improvement Ordinance attributable to excess emissions of particulate from one of the mill's lime kilns, as well as violations of certain reporting requirements. The Town's penalty assessment has been appealed.

     The Maine Department of Environmental Protection proposed on October 15, 1992 that the Androscoggin mill enter into an Administrative Consent Agreement and Enforcement Order and pay a civil penalty of $217,892 because the particulate emissions from the same lime kiln which was the subject of the foregoing proceeding with the Town of Jay, had exceeded the limits in the state air license. Settlement discussions are no longer being conducted and the State has filed a lawsuit against the Company. Although no specific amount is claimed in the complaint, presumably the State will seek civil penalties in excess of the amount it had originally proposed.

     On November 15, 1993, the Thilmany division of the Company agreed with the EPA, Region 5, to pay a penalty of $150,000 for alleged violations of the Clean Air Act in 1988 at the Thilmany mill located in Kaukauna, Wisconsin. The settlement in the form of a consent decree must be approved by the federal court having jurisdiction of the civil action.

     In 1990, the Missouri Attorney General's office notified the Company that it was preparing an enforcement action alleging violations of the hazardous waste management rules at the Company's treated wood plant in Joplin, Missouri. Settlement discussions with the Attorney General's office are in progress.

     In 1989, Masonite Corporation, a wholly-owned subsidiary of the Company ('Masonite'), modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate authority. In May 1992 the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. The Company and the EPA are in settlement discussions and civil penalties are anticipated.

     Separate lawsuits were filed in the Superior Court, Mendocino County, California, in July 1992 against Masonite by the Mendocino County Air Pollution Control District and the California Air Resources Board. Both lawsuits, which were later consolidated, allege non-compliance with the California Air Toxics Hot Spots Information and Assessment Act of 1987 by Masonite's Ukiah, California, facility. The alleged non-compliance relates to an emissions plan allegedly required to be filed by August 1, 1989 but allegedly not filed until November 5, 1990. Additionally, the lawsuits allege that the molded products line was operated without a required permit. The lawsuits were settled in April 1993 for a civil penalty of $250,000 and a commitment to conduct additional environmental audits. This settlement terminated the proceeding.

     In May 1992 the EPA, Region 4, filed an administrative action alleging that Arizona Chemical Company, a wholly-owned subsidiary of the Company, at a facility located in Gulfport, Mississippi, failed to comply with regulations that govern the burning of hazardous wastes in the facility's boiler. The action, which sought a civil penalty of $274,500, was settled in February 1994 for a civil penalty of $95,000. This settlement terminated the proceedings.

     On September 21, 1993 the EPA, Region 4, filed an administrative action alleging that an Arizona Chemical facility in Panama City, Florida, failed to comply with regulations that govern the burning of hazardous wastes in the facility's boiler. The action seeks a civil penalty of $334,600. Settlement negotiations are in progress.

     The Company has been advised by the State of New York of an impending enforcement action concerning the power boiler at the Company's Ticonderoga, New York, paper mill. The action would involve civil penalties. Settlement discussions are in progress.

     As of March 30, 1994, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 62 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many waste generators. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or de minimus liability with respect to 18 of these sites; that liability is not likely to be significant at 21 sites; and that estimates of liability at 23 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

     The Company is also involved in other contractual disputes, administrative and legal proceedings and investigations of various types. While any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                              AS OF MARCH 31, 1994


              INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD* AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     JOHN A. GEORGES, 63, chief executive officer and chairman of the board of directors of the Company. He became president, chief operating officer and a director in 1981, chief executive officer in 1984 and chairman of the board in 1985.

     JOHN T. DILLON, 55, executive vice president-packaging. In 1982, he was elected vice president and group executive-forest products and assumed additional responsibilities for the wood products group in late 1985. In 1986, he was elected a senior vice president-forest products, liquid packaging, and folding carton and label. He was elected to his present position in 1987 and a director in 1991.

     JAMES P. MELICAN, 53, executive vice president-legal and external affairs. He was elected vice president and general counsel in 1984, senior vice president and general counsel in 1987 and assumed his present position in 1991.

     C. WESLEY SMITH, 54, executive vice president-printing papers. He was elected vice president manufacturing-white papers businesses in 1987 and president-International Paper Europe in 1989. He assumed his present position in 1992.

     MARK A. SUWYN, 51, executive vice president-forest and specialty products. He was senior vice president-imaging systems, medical products and corporate marketing with E.I. DuPont De Nemours & Company from 1990 to 1991 and prior to that held the position of group vice president-imaging systems and medical products from 1988 to 1990. He joined the Company in his present position in 1992.

     ROBERT C. BUTLER, 63, senior vice president and chief financial officer. In 1983, he became group executive vice president and chief financial officer of the National Broadcasting Company. He joined the Company in his present position in 1988.

     ROBERT M. BYRNES, 56, senior vice president-human resources. He was senior vice president-human resources at Emhart Corporation from 1986 to 1989. He joined the Company in his present position in 1989.

     ANDREW R. LESSIN, 51, controller. He served as a staff vice president and director-taxes of the Company from 1988 to 1990. He was elected to his current position in 1990.
- ------------------
* Officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

        MATTERS.

     Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1993 and 1992 are set forth on page 56 of the Annual Report and are incorporated herein by reference.

     As of March 22, 1994, there were 31,237 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The comparative columnar table showing selected financial data for the Company is set forth on pages 54 and 55 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's review and comments on the consolidated financial statements are set forth on pages 10, 16, 20, 26, 30 and 36 through 39 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 42 through 53 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company and their business experience are set forth on pages 6 through 9 of the Company's Notice of 1994 Annual Meeting and Proxy Statement, dated March 31, 1994 (the 'Proxy Statement') and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under 'Executive Officers of the Company.'

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities Exchange Act of 1934, the Company notes that during 1993, two officers inadvertently filed untimely reports on transactions in the Company's common stock: Robert Byrnes, one report regarding two purchases by his wife and Robert Butler, two reports regarding gifts.

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers is set forth on pages 17, 18 and 20 through 23 of the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the State Street Bank and Trust Co., N.A., as Trustee of the Company's Salaried Savings Plan and Retirement Savings Plan, respectively, which in the aggregate own 8.26% of the Company's shares of common stock as of December 31, 1993. State Street Bank and Trust Co., N.A. holds 8.924% of the Company's common stock and disclaims beneficial ownership of the 8.26% which it holds as Trustee for the Company's benefit plans. The table showing ownership of the Company's common stock by directors and by directors and executive officers as a group is set forth on pages 5 and 6 of the Proxy Statement, which information is incorporated herein by reference.

     In 1989, the Company announced that it had authorized the purchase, from time to time, of additional shares of its common stock for use in the Company's benefit and shareholder plans and for general corporate purposes. As of December 31, 1993, 4.9 million common shares may be repurchased under this program.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None, other than those described under Item 11.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS:

(10)   (a) Form of Termination Agreement Tier I*
       (b) Form of Termination Agreement, Tier II*
       (c) Form of Termination Agreement, Tier III*

(11)   Statement of Computation of Per Share Earnings

(13)   1993 Annual Report to Shareholders of the Company

(21)   List of Significant Subsidiaries

(22)   Proxy Statement, dated March 31, 1994

(23)   Consent of Independent Public Accountants

(24)   Power of Attorney

(99)   (a) Management Incentive Plan*
       (b) Long-Term Incentive Compensation Plan*
       (c) Supplemental Unfunded Savings Plan for Senior Managers*

- ------------------

* Previously filed in the Annual Report on Form 10-K, for the year ended December 31, 1992.

REPORTS ON FORM 8-K

     Current Reports on Form 8-K were filed by the Company on October 28, 1993, February 9, 1994 and March 11, 1994.

FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1993 and 1992 and the related consolidated statements of earnings, cash flows and common shareholders' equity for each of the three years ended December 31, 1993 and the related Notes to Consolidated Financial Statements, together with the report thereon of Arthur Andersen & Co., dated February 4, 1994, appearing on pages 42 through 53 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA

                              1993, 1992 AND 1991

Report of Independent Public Accountants on Financial Statement Schedules .................................  13

Consolidated Schedules:
              V  -- Property, Plant and Equipment..........................................................  14-15
             VI  -- Accumulated Depreciation, Depletion and Amortization of Property, Plant and              16
                    Equipment..............................................................................
           VIII  -- Valuation and Qualifying Accounts......................................................  17
             IX  -- Short-Term Borrowings..................................................................  18
              X  -- Supplementary Earnings Statement Information...........................................  19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

TO INTERNATIONAL PAPER COMPANY:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

New York, N.Y.
February 4, 1994

                                                                      SCHEDULE V

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

                                                 FOR YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                      RETIREMENTS,         BALANCE AT
                                                             BEGINNING     ADDITIONS           SALES OR             END OF
                    CLASSIFICATION (A)                       OF PERIOD      AT COST       RECLASSIFICATIONS         PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................    $ 10,588       $ 554               $146              $ 10,996
     Packaging plants.....................................       1,067          91                 20                 1,138
     Wood products facilities.............................       1,082          77                (19)                1,178
     Other plants, properties and equipment...............       1,801         172                108                 1,865
                                                              --------       -----               ----              --------
          Total...........................................    $ 14,538       $ 894               $255              $ 15,177
                                                              --------       -----               ----              --------
                                                              --------       -----               ----              --------
                                                 FOR YEAR ENDED DECEMBER 31, 1992
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                      RETIREMENTS,         BALANCE AT
                                                             BEGINNING     ADDITIONS           SALES OR             END OF
                    CLASSIFICATION (A)                       OF PERIOD      AT COST       RECLASSIFICATIONS(B)      PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................    $  9,194      $ 1,051             $ (343)            $ 10,588
     Packaging plants.....................................         922          110                (35)               1,067
     Wood products facilities.............................         975           73                (34)               1,082
     Other plants, properties and equipment...............       1,642          237                 78                1,801
                                                              --------      -------             ------             --------

          Total...........................................    $ 12,733      $ 1,471             $ (334)            $ 14,538
                                                              --------      -------             ------             --------
                                                              --------      -------             ------             --------
                                                 FOR YEAR ENDED DECEMBER 31, 1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                      RETIREMENTS,         BALANCE AT
                                                             BEGINNING     ADDITIONS           SALES OR             END OF
                    CLASSIFICATION (A)                       OF PERIOD      AT COST       RECLASSIFICATIONS         PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................    $  8,459      $   836              $101              $  9,194
     Packaging plants.....................................         791          166                35                   922
     Wood products facilities.............................         913          111                49                   975
     Other plants, properties and equipment...............       1,493          187                38                 1,642
                                                              --------      -------              ----              --------
          Total...........................................    $ 11,656      $ 1,300              $223              $ 12,733
                                                              --------      -------              ----              --------
                                                              --------      -------              ----              --------

- ------------------
(A) The Company does not maintain detailed property accounts for all of its properties classified as to land, buildings, equipment, etc.

(B) Includes currency translation effects, write-downs of assets under the productivity improvement program and reclassifications related to the adoption of SFAS No. 109.
- ------------------
Note: Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

                                                                      SCHEDULE V

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

             SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT--(CONTINUED)
                                 (IN MILLIONS)

                                                 FOR YEAR ENDED DECEMBER 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                      COST OF
                                                                                                       TIMBER
                                                                                                     HARVESTED
                                                  BALANCE AT                    RETIREMENTS,          CREDITED      BALANCE AT
                                                  BEGINNING     ADDITIONS         SALES OR            DIRECTLY        END OF
                CLASSIFICATION                    OF PERIOD      AT COST      RECLASSIFICATIONS       TO ASSET        PERIOD
- ------------------------------------------------------------------------------------------------------------------------------
Forestlands....................................      $759          $77              $(10)              $(40)           $786
                                                     ----          ---              ----               ----            ----

                                                     ----          ---              ----               ----            ----
                                                 FOR YEAR ENDED DECEMBER 31, 1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                      COST OF
                                                                                                       TIMBER
                                                                                                     HARVESTED
                                                  BALANCE AT                    RETIREMENTS,          CREDITED      BALANCE AT
                                                  BEGINNING     ADDITIONS         SALES OR            DIRECTLY        END OF
                CLASSIFICATION                    OF PERIOD      AT COST      RECLASSIFICATIONS       TO ASSET        PERIOD
- ------------------------------------------------------------------------------------------------------------------------------
Forestlands....................................      $743          $60              $(11)              $(33)           $759
                                                     ----          ---              ----               ----            ----
                                                     ----          ---              ----               ----            ----
                                                 FOR YEAR ENDED DECEMBER 31, 1991
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                      COST OF
                                                                                                       TIMBER
                                                                                                     HARVESTED
                                                  BALANCE AT                    RETIREMENTS,          CREDITED      BALANCE AT
                                                  BEGINNING     ADDITIONS         SALES OR            DIRECTLY        END OF
                CLASSIFICATION                    OF PERIOD      AT COST      RECLASSIFICATIONS       TO ASSET        PERIOD
- ------------------------------------------------------------------------------------------------------------------------------
Forestlands....................................      $751          $28               $(6)              $(30)           $743
                                                     ----          ---               ---               ----            ----
                                                     ----          ---               ---               ----            ----

- ------------------
Note: Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

                                                                     SCHEDULE VI

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

                                                 FOR YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                       RETIREMENTS,        BALANCE AT
                                                             BEGINNING                          SALES OR            END OF
                      CLASSIFICATION                         OF PERIOD     DEPRECIATION     RECLASSIFICATIONS       PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................     $4,031          $550                $ 70             $4,511

     Packaging plants.....................................        460            66                  15                511
     Wood products facilities.............................        431            71                  (7)               509
     Other plants, properties and equipment...............        732           140                  98                774
                                                               ------          ----                ----             ------
          Total...........................................     $5,654          $827                $176             $6,305
                                                               ------          ----                ----             ------
                                                               ------          ----                ----             ------
                                                 FOR YEAR ENDED DECEMBER 31, 1992
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                       RETIREMENTS,        BALANCE AT
                                                             BEGINNING                          SALES OR            END OF
                      CLASSIFICATION                         OF PERIOD     DEPRECIATION     RECLASSIFICATIONS       PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................     $3,520          $535                $ 24             $4,031
     Packaging plants.....................................        391            61                  (8)               460
     Wood products facilities.............................        355            65                 (11)               431
     Other plants, properties and equipment...............        619           121                   8                732
                                                               ------          ----                ----             ------
          Total...........................................     $4,885          $782                $ 13             $5,654
                                                               ------          ----                ----             ------
                                                               ------          ----                ----             ------
                                                 FOR YEAR ENDED DECEMBER 31, 1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                             BALANCE AT                       RETIREMENTS,        BALANCE AT
                                                             BEGINNING                          SALES OR            END OF
                      CLASSIFICATION                         OF PERIOD     DEPRECIATION     RECLASSIFICATIONS       PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
Plants, Properties and Equipment:
     Mills................................................     $3,115          $461                $ 56             $3,520
     Packaging plants.....................................        370            49                  28                391
     Wood products facilities.............................        348            52                  45                355
     Other plants, properties and equipment...............        536           106                  23                619
                                                               ------          ----                ----             ------
          Total...........................................     $4,369          $668                $152             $4,885
                                                               ------          ----                ----             ------
                                                               ------          ----                ----             ------

- ------------------
Note: Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

                                                                   SCHEDULE VIII

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                 FOR YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BALANCE
                                                       BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                                                       BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
                    DESCRIPTION                        OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- --------------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets
     Shown on Balance Sheet:
       Doubtful accounts--current...................       $91           $29             $ 0           $(16)(A)     $104
                                                           ---           ---             ---           ----         ----
                                                           ---           ---             ---           ----         ----
                                                 FOR YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BALANCE
                                                       BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                                                       BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
                    DESCRIPTION                        OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- --------------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets
     Shown on Balance Sheet:
       Doubtful accounts--current...................       $74           $23             $ 9           $(15)(A)     $ 91
                                                           ---           ---             ---           ----         ----
                                                           ---           ---             ---           ----         ----
                                                 FOR YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                                   BALANCE
                                                       BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                                                       BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
                    DESCRIPTION                        OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- --------------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets
     Shown on Balance Sheet:
       Doubtful accounts--current...................       $57           $32             $ 0           $(15)(A)     $ 74
                                                           ---           ---             ---           ----         ----
                                                           ---           ---             ---           ----         ----

- ------------------
(A) Primarily write-offs, less recoveries, of accounts determined to be uncollectible.

                                                                     SCHEDULE IX

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES


                       SCHEDULE IX--SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                                                 FOR YEAR ENDED DECEMBER 31, 1993
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                                WEIGHTED
                                                                                 MAXIMUM          AVERAGE       AVERAGE
                                                                   WEIGHTED      AMOUNT           AMOUNT        INTEREST
                                                     BALANCE AT    AVERAGE     OUTSTANDING      OUTSTANDING       RATE
              CATEGORY OF AGGREGATE                    END OF      INTEREST    DURING THE       DURING THE     DURING THE
              SHORT-TERM BORROWINGS                    PERIOD        RATE        PERIOD          PERIOD(3)     PERIOD(4)
- -------------------------------------------------------------------------------------------------------------------------
Notes payable(1)..................................     $  766         6.04%      $ 1,266          $ 1,159          4.60%
Commercial paper and bank notes(2)................     $1,145         3.53%      $ 1,174          $ 1,013          3.53%

                                                 FOR YEAR ENDED DECEMBER 31, 1992
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                                WEIGHTED
                                                                                 MAXIMUM          AVERAGE       AVERAGE
                                                                   WEIGHTED      AMOUNT           AMOUNT        INTEREST
                                                     BALANCE AT    AVERAGE     OUTSTANDING      OUTSTANDING       RATE
              CATEGORY OF AGGREGATE                    END OF      INTEREST    DURING THE       DURING THE     DURING THE
              SHORT-TERM BORROWINGS                    PERIOD        RATE        PERIOD          PERIOD(3)     PERIOD(4)
- -------------------------------------------------------------------------------------------------------------------------
Notes payable(1)..................................     $1,164         5.31%      $ 1,164           $ 818           4.49%
Commercial paper and bank notes(2)................     $1,093         4.17%      $ 1,098           $ 748           4.11%

                                                 FOR YEAR ENDED DECEMBER 31, 1991
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                                WEIGHTED
                                                                                 MAXIMUM          AVERAGE       AVERAGE
                                                                   WEIGHTED      AMOUNT           AMOUNT        INTEREST
                                                     BALANCE AT    AVERAGE     OUTSTANDING      OUTSTANDING       RATE
              CATEGORY OF AGGREGATE                    END OF      INTEREST    DURING THE       DURING THE     DURING THE
              SHORT-TERM BORROWINGS                    PERIOD        RATE        PERIOD          PERIOD(3)     PERIOD(4)
- -------------------------------------------------------------------------------------------------------------------------
Notes payable(1)..................................     $1,201         6.29%      $ 1,201           $ 883           8.38%
Commercial paper and bank notes(2)................     $  380         5.33%      $   585           $ 308           6.25%

- ------------------
(1) Consists of domestic and international bank borrowings with various due dates.

(2) Generally matures thirty days from date of issue with no provisions for extension of maturity.

(3) Computed based on an average of month-end balances.


(4) Computed using monthly principal balances and stated month-end interest rates.

                                                                      SCHEDULE X

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE X--SUPPLEMENTARY EARNINGS STATEMENT INFORMATION
                                 (IN MILLIONS)

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                            1993    1992    1991
                                                            ----    ----    ----
Maintenance and repairs..................................   $680    $667    $617
                                                            ----    ----    ----
                                                            ----    ----    ----

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          INTERNATIONAL PAPER COMPANY

                                          By:          JAMES W. GUEDRY
                                              ----------------------------------
                                                 JAMES W. GUEDRY, SECRETARY

March 31, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                             NAME                                           TITLE                   DATE
- --------------------------------------------------------------     -----------------------     ---------------
                       JOHN A. GEORGES                             Chairman of the Board,      March 31, 1994
- --------------------------------------------------------------         Chief Executive
                      (JOHN A. GEORGES)                              Officer and Director

                       JOHN T. DILLON*                                 Executive Vice          March 31, 1994
- --------------------------------------------------------------     President and Director
                       (JOHN T. DILLON)


                     WILLARD C. BUTCHER*                                  Director             March 31, 1994
- --------------------------------------------------------------
                     (WILLARD C. BUTCHER)

                      FREDERICK B. DENT*                                  Director             March 31, 1994
- --------------------------------------------------------------
                     (FREDERICK B. DENT)

                    WILLIAM M. ELLINGHAUS*                                Director             March 31, 1994
- --------------------------------------------------------------
                   (WILLIAM M. ELLINGHAUS)

                      STANLEY C. GAULT*                                   Director             March 31, 1994
- --------------------------------------------------------------
                      (STANLEY C. GAULT)

                      THOMAS C. GRAHAM*                                   Director             March 31, 1994
- --------------------------------------------------------------
                      (THOMAS C. GRAHAM)

                      ARTHUR G. HANSEN*                                   Director             March 31, 1994
- --------------------------------------------------------------
                      (ARTHUR G. HANSEN)

                      WILLIAM G. KUHNS*                                   Director             March 31, 1994
- --------------------------------------------------------------
                      (WILLIAM G. KUHNS)

                      PATRICK F. NOONAN*                                  Director             March 31, 1994
- --------------------------------------------------------------
                     (PATRICK F. NOONAN)

                      DONALD F. MCHENRY*                                  Director             March 31, 1994
- --------------------------------------------------------------
                     (DONALD F. MCHENRY)

                             NAME                                           TITLE                   DATE
- --------------------------------------------------------------     -----------------------     ---------------
                      JANE C. PFEIFFER*                                   Director             March 31, 1994
- --------------------------------------------------------------
                      (JANE C. PFEIFFER)

                    SAMUEL R. PIERCE, JR.*                                Director             March 31, 1994
- --------------------------------------------------------------
                   (SAMUEL R. PIERCE, JR.)

                    EDMUND T. PRATT, JR.*                                 Director             March 31, 1994

- --------------------------------------------------------------
                    (EDMUND T. PRATT, JR.)

                       ROGER B. SMITH*                                    Director             March 31, 1994
- --------------------------------------------------------------
                       (ROGER B. SMITH)

                       ROBERT C. BUTLER                             Senior Vice President      March 31, 1994
- --------------------------------------------------------------       and Chief Financial
                      (ROBERT C. BUTLER)                                   Officer

                       ANDREW R. LESSIN                             Controller and Chief       March 31, 1994
- --------------------------------------------------------------       Accounting Officer
                      (ANDREW R. LESSIN)

By                   *By JAMES W. GUEDRY
   -----------------------------------------------------------
             (JAMES W. GUEDRY, ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1993 LISTING OF FACILITIES

PRINTING PAPERS

COATED AND UNCOATED
  PAPERS AND BRISTOLS
  Domestic:
     Mobile, Alabama
     Selma, Alabama
       (Riverdale Mill)
     Camden, Arkansas
     Pine Bluff, Arkansas
     Bastrop, Louisiana
       (Louisiana Mill)
     Springhill, Louisiana
       (C&D Center)
     Jay, Maine
       (Androscoggin Mill)
     Moss Point, Mississippi
     Corinth, New York
       (Hudson River Mill)
     Oswego, New York
     Ticonderoga, New York
     Erie, Pennsylvania
     Lock Haven, Pennsylvania
     Georgetown, South Carolina
  International:
     Cali, Colombia
     Coloto, Colombia
     Strasbourg, France

       (La Robertsau Mill)
     Clermont-Ferrand, France
       (Corimex Mill)
     Annecy, France
       (Cran Mill)
     Saillat, France
     Genoble, France
       (Lancey and
       Pont De Claix Mills)
     Maresquel, France
     Saint Die, France
       (Anould Mill)
     Bergisch Gladbach, Germany
       (Gorhrsmuhle Mill)
     Duren, Germany
       (Reflex and Neumuhl Mills)
     Kwidzyn, Poland

PAPER AND SPECIALTY PULPS
     Selma, Alabama
       (Riverdale Mill)
     Jay, Maine
       (Androscoggin Mill)
     Natchez, Mississippi
     Erie, Pennsylvania
     Georgetown, South Carolina
     Texarkana, Texas

FINE & PRINTING PAPERS
     Strathmore Paper Company
       Miller Falls, Massachusetts
       Turners Falls, Massachusetts
       Westfield, Massachusetts
       West Springfield, Massachusetts
       Woronoco, Massachusetts
       Merrill, Wisconsin
     Beckett Paper Company
       Hamilton, Ohio

PACKAGING

CONTAINERBOARD
  Domestic:
     Mansfield, Louisiana
     Pineville, Louisiana
     Vicksburg, Mississippi
     Gardiner, Oregon
  International:
     Arles, France

CORRUGATED CONTAINER
  Domestic:
     Mobile, Alabama
     Russellville, Arkansas

     Carson, California
     Modesto, California
     San Jose, California
     Stockton, California
     Putnam, Connecticut
     Auburndale, Florida
     Chicago, Illinois
     Shreveport, Louisiana
     Springhill, Louisiana
     Presque Isle, Maine
     Detroit, Michigan
     Minneapolis, Minnesota
     Geneva, New York
     Tallman, New York
     Statesville, North Carolina
     Cincinnati, Ohio
     Wooster, Ohio
     Mount Carmel, Pennsylvania
     Georgetown, South Carolina
     Nashville, Tennessee
     Dallas, Texas
     Edinburg, Texas
     El Paso, Texas
     Delevan, Wisconsin
     Fond du Lac, Wisconsin
  International:
     Las Palmas, Canary Islands
     Arles, France
     Chalon-sur-Saone, France
     Chantilly, France
     Creil, France
     LePuy, France
     Mortagne, France
     Guadeloupe, French West Indies
     Martinique, French West Indies
     Bellusco, Italy
     Catania, Italy
     Pedemonte, Italy
     Pomezia, Italy
     San Felice, Italy
     Barcelona, Spain
     Bilbao, Spain
     Valladolid, Spain
     Winsford, United Kingdom

BLEACHED BOARD
     Pine Bluff, Arkansas
     Bastrop, Louisiana
       (Louisiana Mill)
     Moss Point, Mississippi
     Georgetown, South Carolina
     Texarkana, Texas


LIQUID PACKAGING
  Domestic:
     Turlock, California
     Plant City, Florida
     Atlanta, Georgia
     Cedar Rapids, Iowa
     Kansas City, Kansas
     Framingham, Massachusetts
     Kalamazoo, Michigan
     Raleigh, North Carolina
     Philadelphia, Pennsylvania
  International:
     Edmonton, Alberta, Canada
     Burnaby, British
       Columbia, Canada
     London, Ontario, Canada
     Longueil, Quebec, Canada
     Santiago, Dominican Republic
     Tel Aviv, Israel
     Perugia, Italy
     Kingston, Jamaica
     Tokyo, Japan
     Seoul, Korea
     Taipei, Taiwan
     Caracas, Venezuela

FOLDING CARTON
     Clinton, lowa
     Hopkinsville, Kentucky
     Raleigh, North Carolina
     Cincinnati, Ohio
     Richmond, Virginia

LABEL
     Commerce, California
     Newark, California
     Peoria, Illinois
     Bowling Green, Kentucky

KRAFT PACKAGING
     Mobile, Alabama
     Camden, Arkansas
     Jay, Maine (Androscoggin Mill)
     Moss Point, Mississippi

GROCERY BAGS & SACKS
     Mobile, Alabama
     Jackson, Tennessee

MULTIWALL BAGS
     Camden, Arkansas
     Pittsburg, Kansas
     Wilmington, Ohio


ENVELOPES
     Glendale, California
     Los Angeles, California
     San Francisco, California
     Chicago, Illinois
     Westfield, Massachusetts
     Richmond, Virginia (2 plants)

DISTRIBUTION

WHOLESALE AND RETAIL DISTRIBUTION
(255 distribution branches)
  ResourceNet
    International/Domestic:
     Arvey Paper and Office Products
       Chicago, Illinois
       25 locations nationwide
     Carter Rice
       Boston, Massachusetts
       16 branches in New England,
       Middle Atlantic States
       and District of Columbia
     CDA Distributors
       Erlanger, Kentucky
       21 branches in the Midwest,
       South, New England and
       Middle Atlantic States
     Dillard Paper
       Greensboro, North Carolina
       85 branches in the Middle
       Atlantic States and
       Southeast
     Dixon Paper Company
       Denver, Colorado
       23 branches in the West and
       Midwest
     Industrial Materials Distributors
       Erlanger, Kentucky
       13 branches in New England,
       and Middle Atlantic States,
       Midwest, South and West
     Ingram Paper
       City of Industry, California
       7 locations in the
       Southwest and Hawaii
     JB Papers, Inc.
       Union, New Jersey
       3 locations in the
       Northeast
     Leslie Paper Company
       Minneapolis, Minnesota
       16 locations in the
       Midwest

     Western Pacific
       Portland, Oregon
       3 locations in the Northwest
     Western Paper Company
       Overland Park, Kansas
       43 branches in the West,
       Midwest and South

    International:
     Plastic & Paper Sales, Ltd.
       Toronto, Ontario, Canada
     Aussedat Rey France
       Distribution S.A., Pantin, France
     Scaldia Papier BV,
       Nijmegen, Netherlands
     Masonite CP Ltd.
       Leeds, United Kingdom

FOREST PRODUCTS

  Domestic:
     Maplesville, Alabama
     Tuscaloosa, Alabama
     Gurdon, Arkansas
     Leola, Arkansas
     Whelen Springs, Arkansas
     DeRidder, Louisiana
     Springhill, Louisiana
     Morton, Mississippi
     Wiggins, Mississippi
     Joplin, Missouri
     Pleasant Hill, Missouri
     Madison, New Hampshire
     Sampit, South Carolina
     Henderson, Texas
     Mineola, Texas
     Nacogdoches, Texas
     New Boston, Texas
     Building Products
       Ukiah, California
       Lisbon Falls, Maine
       Laurel, Mississippi
       Gulfport, Mississippi
     Fiberboard
       Spring Hope, North Carolina
       Pilot Rock, Oregon
       Marion, South Carolina
     Particleboard
       Danville, Virginia
       Stuart, Virginia
       Waverly, Virginia
     Slaughter

       Dallas, Texas
       2 branches in the Southwest
       and Northwest
     McEwen Lumber Company
       High Point, North Carolina
       14 branches in the Southeast
  International:
     INTAMASA
       Cella, Spain
     Masonite Africa Limited
       Estcourt Plant
       Ezebilt Products (PTY) Ltd.

FORESTLANDS
  Approximately 6.2 million
     acres in the South, Northeast
     and Northwest

REALTY PROJECTS
  Haig Point Plantation
     Daufuskie Island, South Carolina

SPECIALTY PRODUCTS

NONWOVEN PRODUCTS
  Domestic:
     Athens, Georgia
     Griswoldville, Massachusetts
     Walpole, Massachusetts
     Lewisburg, Pennsylvania
     Bethune, South Carolina
     Green Bay, Wisconsin
  International:
     Liege, Belgium
     Toronto, Ontario, Canada
     Yokohama, Japan
     Braunton, United Kingdom
     Hong Kong

IMAGING PRODUCTS
  Domestic:
     Jacksonville, Florida
     Holyoke, Massachusetts
     Binghamton, New York
  International:
     Melbourne, Australia
     Saint-Priest, France
     Munich, Germany
     Mobberley, Great Britain
     Morley, Great Britain
     Fribourg, Switzerland

CHEMICAL PRODUCTS
  Domestic:

     Panama City, Florida
     Pensacola, Florida
     Port St. Joe, Florida
     Oakdale, Louisiana
     Springhill, Louisiana
     Gulfport, Mississippi
     Picayune, Mississippi
  International:
     Sandarne, Sweden
     Greaker, Norway

MINERALS
  Alvin, Texas
  Houston, Texas
  Midland, Texas

SPECIALTY PANELS AND LAMINATED PRODUCTS
  Domestic:
     Chino, California
     Cordele, Georgia
     Elkhart, Indiana
     Newton, Kansas
     Glasgow, Kentucky
     Louisville, Kentucky
     Monticello, Kentucky
     Odenton, Maryland
     Montevideo, Minnesota
     Statesville, North Carolina
     Tarboro, North Carolina
     Towanda, Pennsylvania
     Portland, Tennessee
     Marshfield, Wisconsin
     Oshkosh, Wisconsin
  International:
     Bergerac, France (Couze Mill)
     Ussel, France
     Barcelona, Spain (Durion Mill)

INDUSTRIAL AND PACKAGING PAPERS
  Thilmany Pulp & Paper Company
     Knoxville, Tennessee
     Kaukauna, Wisconsin
  Nicolet Paper Company
     De Pere, Wisconsin
  Jay, Maine
     (Androscoggin Mill)
  Akrosil
    Domestic:
          Menasha, Wisconsin
          Lancaster, Ohio
    International:
          Limburg, Netherlands

                           (INTERNATIONAL PAPER LOGO)

              PRINTED ON HAMMERMILL PAPERS ACCENT OPAQUE, 50 LBS.
              HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER.

                          EXHIBIT INDEX

  Exhibits:                                                          Page No.
  ---------                                                          --------

   (10)(a)   Form of Termination Agreement Tier I*
       (b)   Form of Termination Agreement, Tier II*
       (c)   Form of Termination Agreement, Tier III*

   (11)      Statement of Computation of Per Share Earnings
   (13)      1993 Annual Report to Shareholders of the Company
   (21)      List of Significant Subsidiaries
   (22)      Proxy Statement, dated March 31, 1994
   (23)      Consent of Independent Public Accountants
   (24)      Power of Attorney
   (99)(a)   Management Incentive Plan*
       (b)   Long-Term Incentive Compensation Plan*
       (c)   Supplemental Unfunded Savings Plan for Senior Managers*


- ----------
* Previously filed in the Annual Report on Form 10-K, for the year ended December 31, 1992.