Form 10-Q
period 1994-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1994-05-10
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                             ------------

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                             ------------

For Quarter Ended March 31, 1994             Commission file number 1-3157

                      INTERNATIONAL PAPER COMPANY
        (Exact name of registrant as specified in its charter)

           New York                                        13 0872805
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                        Identification No.)

 Two Manhattanville Road, Purchase, NY                       10577
(Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code: 914-397-1500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  /x/         No  / /

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common stock outstanding on April 29, 1994: 124,632,496 shares.


                      INTERNATIONAL PAPER COMPANY

                                 INDEX

                                                      Page No.
                                                      --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Statement of Earnings -               4
         Three Months Ended March 31, 1994 and 1993.

         Consolidated Balance Sheet -                     5-6
         March 31, 1994 and December 31, 1993.

         Consolidated Statement of Cash Flows -             7
         Three Months Ended March 31, 1994 and 1993.

         Notes to Consolidated Financial                  8-9
         Statements.

Item 2.  Management's Discussion and Analysis of        10-11
         Financial Condition and Results
         of Operations.

Item 3.  Other Financial Information                       12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                  *

Item 2.  Changes in Securities                              *

Item 3.  Defaults upon Senior Securities                    *

Item 4.  Submission of Matters to a Vote of                 *
         Security Holders

                      INTERNATIONAL PAPER COMPANY

                             INDEX (Con'd)

                                                      Page No.
                                                      --------

Item 5.  Other Information                                  *

Item 6.  Exhibits and Reports on Form 8-K                  13

Signatures                                                 14


* Omitted since no answer is called for, answer is in the negative or inapplicable.

ITEM 1.  FINANCIAL STATEMENTS

                      INTERNATIONAL PAPER COMPANY
                  Consolidated Statement of Earnings

                              (Unaudited)
                (In millions, except per-share amounts)

                                                Three Months
                                                    Ended
                                                  March 31,
                                              -----------------
                                               1994       1993
                                              ------     ------

Net Sales                                     $3,414     $3,362
                                              ------     ------
Costs and Expenses
  Cost of products sold                        2,565      2,543
  Depreciation and amortization                  225        220
  Distribution expenses                          154        154
  Selling and administrative expenses            244        232
  Taxes other than payroll and income taxes       38         39
                                              ------     ------
Total Costs and Expenses                       3,226      3,188
                                              ------     ------
Earnings Before Interest and Income Taxes        188        174

  Interest expense, net                           77         73
                                              ------     ------
Earnings Before Income Taxes                     111        101

  Provision for income taxes                      39         37
                                              ------     ------
Net Earnings                                  $   72     $   64
                                              ------     ------
                                              ------     ------
Earnings per Common Share                     $  .58     $  .52
                                              ------     ------
                                              ------     ------
Average Shares of Common Stock Outstanding     124.2      122.8
                                              ------     ------
                                              ------     ------
Cash Dividends per Common Share               $  .42     $  .42
                                              ------     ------
                                              ------     ------

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL PAPER COMPANY
                      Consolidated Balance Sheet
                              (Unaudited)
                             (In millions)

                                            March 31,    December 31,
                                               1994          1993
                                            ---------    ------------

ASSETS

Current Assets
  Cash and temporary investments             $   123       $   242
  Accounts and notes receivable, net           1,914         1,856
  Inventories                                  2,078         2,024
  Other current assets                           278           279
                                             -------       -------
Total Current Assets                           4,393         4,401

Plants, Properties and Equipment, net          8,873         8,872
Forestlands                                      792           786
Investments                                      949           631
Goodwill                                         757           754
Deferred Charges and Other Assets              1,271         1,187
                                             -------       -------
Total Assets                                 $17,035       $16,631
                                             -------       -------
                                             -------       -------

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL PAPER COMPANY
                      Consolidated Balance Sheet
                              (Unaudited)
                             (In millions)

                                            March 31,    December 31,
                                               1994          1993
                                            ---------    ------------
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable and current maturities of
    long-term debt                           $ 2,426       $ 2,089
  Accounts payable and accrued liabilities     1,955         1,920
                                             -------       -------
Total Current Liabilities                      4,381         4,009

Long-Term Debt                                 3,604         3,601
Deferred Income Taxes                          1,627         1,614
Minority Interest and Other Liabilities        1,184         1,182

Common Shareholders' Equity
  Common stock, $1 par value, issued
    1994 - 127.4 shares,
    1993 - 127.3 shares                          127           127
  Paid-in capital                              1,670         1,704
  Retained earnings                            4,572         4,553
                                             -------       -------
                                               6,369         6,384
  Less: Common stock held in treasury,

    at cost; 1994 - 2.8 shares,
    1993 - 3.4 shares                            130           159
                                             -------       -------
Total Common Shareholders' Equity              6,239         6,225
                                             -------       -------
Total Liabilities and
  Common Shareholders' Equity                $17,035       $16,631
                                             -------       -------
                                             -------       -------

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL PAPER COMPANY
                 Consolidated Statement of Cash Flows
                              (Unaudited)
                             (In millions)

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                          ----------------
                                                           1994       1993
                                                          -----      -----
OPERATING ACTIVITIES
  Net earnings                                            $  72      $  64
  Noncash items
    Depreciation and amortization                           225        220
    Deferred income taxes                                     5          2
    Other, net                                                2         (9)
  Changes in current assets and liabilities
    Accounts and notes receivable                           (97)       (82)
    Inventories                                             (51)         4
    Other current assets                                    (11)       (11)
    Accounts payable and accrued liabilities                 28        (29)
                                                          -----      -----
CASH PROVIDED BY OPERATIONS                                 173        159
                                                          -----      -----
INVESTMENT ACTIVITIES
  Invested in capital projects                             (207)      (196)
  Investments in affiliated companies                      (299)
  Other                                                     (41)        27
                                                          -----      -----
CASH USED FOR INVESTMENT ACTIVITIES                        (547)      (169)
                                                          -----      -----
FINANCING ACTIVITIES
  Issuance of common stock                                   41          6
  Issuance of debt                                          609        297
  Reduction of debt                                        (298)      (221)
  Change in bank overdrafts                                 (74)       (20)
  Dividends paid                                            (53)       (53)
  Other                                                      29         28
                                                          -----      -----

CASH PROVIDED BY FINANCING ACTIVITIES                       254         37
                                                          -----      -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       1         (2)
                                                          -----      -----
CHANGE IN CASH AND TEMPORARY INVESTMENTS                   (119)        25

CASH AND TEMPORARY INVESTMENTS
  Beginning of the period                                   242        225
                                                          -----      -----
  End of the period                                       $ 123      $ 250
                                                          -----      -----
                                                          -----      -----

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL PAPER COMPANY
              Notes to Consolidated Financial Statements
                              (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1993, which has previously been filed with the Commission.

2. In March 1994, the Company acquired from Brierley Investments Limited an additional 8 percent of the outstanding shares of Carter Holt Harvey Limited (Carter Holt), a major New Zealand forest products and paper com-pany with substantial assets in Chile. The purchase increased the Com-pany's ownership of Carter Holt to 24 percent.

    In April 1993, the Company acquired certain assets of the Los Angeles - based Ingram Paper Company (Ingram). Ingram is a distributor of industrial and fine printing papers. In December, JB Papers, Inc., a paper distribution company located in Union, N.J., was purchased. Also in December, the assets of Monsanto Company's Kentucky-based Fome-Cor division, a manufacturer of polystyrene foam products, were acquired.

    All of the 1993 acquisitions were accounted for using the purchase method. The effects of these acquisitions, individually or in the aggregate, were not significant to the Company's financial statements.

    The consolidated balance sheet at March 31, 1994 includes preliminary purchase price allocations for JB Papers and Fome-Cor. The consolidated balance sheet at December 31, 1993 includes preliminary purchase price allocations for Ingram, JB Papers and Fome-Cor. Final allocations for JB Papers and Fome-Cor will be completed in 1994.


3.  Inventories by major category include:

                                                March 31,   December 31,
                                                  1994         1993
                                                ---------   ------------
                                                     (In millions)

    Raw materials                                 $  388       $  380
    Finished pulp, paper and packaging products    1,046        1,017
    Finished imaging products                        169          164
    Finished lumber and panel products                81           79
    Operating supplies                               323          324
    Other                                             71           60
                                                  ------       ------

      Total                                       $2,078       $2,024
                                                  ------       ------
                                                  ------       ------

4. Interest payments made during the periods ended March 31, 1994 and 1993 were $88 million and $101 million, respectively. Income tax payments made during the first quarters of 1994 and 1993 were $6 million and $16 million, respectively.

5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $58 million and $160 million at March 31, 1994 and December 31, 1993, respectively.

6. Certain amounts have been reclassified in the 1993 consolidated statement of cash flows to conform with the current year presentation for changes in bank overdrafts as financing activities. Changes in bank overdrafts were previously presented as operating activities.

    Bank overdrafts are included in accounts payable and accrued liabilities in the consolidated balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper reported 1994 first-quarter net earnings of $72 million or $.58 per share, a 12% increase over 1993 first-quarter net earnings of $64 million or $.52 per share. First-quarter net sales of $3.4 billion were about even with the prior year.

The Company's Forest Products business continued to generate strong results for the quarter which were comparable to the first quarter of

1993 and Specialty Products sales and earnings were higher than a year ago. Packaging volume improved, but price declines for bleached board more than offset improved containerboard prices. Printing Papers volume and pricing were below expectations for the quarter, although losses were less than a year ago. Assisted by higher pulp prices, European and export markets began to show signs of recovery; however, severe winter weather conditions hampered some domestic businesses.

Printing Papers first-quarter 1994 net sales of $955 million were below the $1.0 billion reported in the prior year. Although operating losses were less than a year ago, a sharp decline in U.S. uncoated paper prices resulted in a shortfall in earnings compared with the fourth quarter of 1993. Results for pulp were ahead of the prior year due to improved pricing.

First-quarter Packaging net sales of $755 million were even with the 1993 first quarter. Operating results were below the first-quarter of 1993 and the prior quarter due to lower prices for bleached board. Improving containerboard demand is expected to favorably impact prices but industry overcapacity for bleached board will continue to depress prices and earnings in this area.

Distribution net sales increased to $800 million in the first quarter of 1994, up from $745 million in the 1993 first quarter. Operating profits were comparable with the 1993 fourth and first quarters despite severe weather conditions in the northeastern United States. The acquisitions of Ingram Paper early in the 1993 second quarter and JB Papers in the 1993 fourth quarter contributed to much of the sales increase.

Specialty Products net sales of $625 million in the 1994 first quarter exceeded net sales of $605 million a year ago. Operating profit was ahead of the prior quarter and improved significantly over the first quarter of 1993. Strengthened demand for Masonite products was a driving force behind the segment's improved profitability. Reduced production and lower oil prices resulted in lower earnings for the petroleum business compared with the first quarter of 1993.

Forest Products net sales increased to $425 million for the 1994 first quarter, up from $400 million in the comparable 1993 period. Operating profits, although down from the 1993 fourth quarter due to lower harvest volumes, were comparable to the first quarter of 1993 due to continued strong lumber and timber prices.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $173 million for the 1994 first quarter, up from $159 million for the comparable 1993 period. Higher working capital requirements were more than offset by higher earnings and noncash items.

Investments in capital projects totaled $207 million for the first quarter of 1994, comparable with $196 million spent a year ago.
Investments in affiliated companies totalling $299 million in the first quarter of 1994 reflect the Company's additional investment in Carter Holt Harvey.

Dividend payments were $53 million, or $.42 per common share. Debt issued in 1994 consisted primarily of commercial paper borrowings that were used for investment activities and the retirement of short-term bank debt.

The Company anticipates that cash flow generated from operations, supplemented as necessary by short- or long-term borrowings, will be adequate to meet capital expenditures which are expected to exceed $1.1 billion for 1994.

ITEM 3.  OTHER FINANCIAL INFORMATION

                       Sales by Industry Segment
                                  and
                        Production by Products
                              (Unaudited)

Sales by Industry Segment (In millions)
                                             Three Months
                                                 Ended
                                               March 31,
                                           -----------------
                                            1994       1993
                                           ------     ------

    Printing Papers                        $  955     $1,010
    Packaging                                 755        755
    Distribution                              800        745
    Specialty Products                        625        605
    Forest Products                           425        400
    Less:  Intersegment Sales                (146)      (153)
                                           ------     ------
    Net Sales                              $3,414     $3,362
                                           ------     ------
                                           ------     ------

    Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

Production by Products
                                                     Three Months
                                                        Ended
                                                      March 31,
                                                   ---------------
                                                   1994       1993
                                                   ----       ----
Printing Papers (In thousands of tons)

    White Papers and Bristols                       810        714
    Coated Papers                                   256        242
    Market Pulp (A)                                 419        382

Packaging (In thousands of tons)
    Containerboard                                  489        495
    Bleached Packaging Board                        248        263
    Industrial Papers                               151        138
    Industrial and Consumer Packaging (B)           732        690

Wood Products (In millions)
    Panels (sq. ft. 3/8" basis) (C)                 207        185
    Lumber (board feet)                             233        231

(A) This excludes market pulp purchases of approximately 600,000 tons annually.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                (11) Statement of Computation of Per Share Earnings

           (b)  Reports on Form 8-K.

                No Current Reports on Form 8-K have been filed during the first quarter of 1994, except those previously reported in the Annual Report of Form 10-K for the year ended 1993, filed March 31, 1994.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL PAPER COMPANY
                                       (Registrant)

Date: May 10, 1994              By /s/ ROBERT C. BUTLER
                                   ---------------------------

                                       Robert C. Butler
                                       Senior Vice President
                                       and Chief Financial
                                       Officer

Date: May 10, 1994              By /s/ ANDREW R. LESSIN
                                   ---------------------------
                                       Andrew R. Lessin
                                       Controller and Chief
                                       Accounting Officer