Form 10-Q
period 1994-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1994-08-12
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                           ---------------------

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 --------------------------------------

For Quarter Ended June 30, 1994        Commission file number 1-3157


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

                         Yes   X          No
                            ______           ________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common stock outstanding on July 29, 1994: 124,794,130 shares.



                        INTERNATIONAL PAPER COMPANY

                                   INDEX

                                                           Page No.
                                                           ________
PART I.  Financial Information

Item 1.  Financial Statements

          Consolidated Statement of Earnings -                4
          Three Months and Six Months Ended
          June 30, 1994 and 1993.

          Consolidated Balance Sheet -                        5-6
          June 30, 1994 and December 31, 1993.

          Consolidated Statement of Cash Flows -              7
          Six Months Ended June 30, 1994 and 1993.

          Notes to Consolidated Financial                     8-9
          Statements.

Item 2.   Management's Discussion and Analysis of             10-11
          Financial Condition and Results
          of Operations.


Item 3.   Other Financial Information                         12


PART II  Other Information

Item 1.   Legal Proceedings                                   13

Item 2.   Changes in Securities                               *

Item 3.   Defaults upon Senior Securities                     *

Item 4.   Submission of Matters to a Vote of                  14
          Security Holders

                        INTERNATIONAL PAPER COMPANY

                               INDEX (Con'd)


                                                           Page No.
                                                           ________

Item 5.  Other Information                                   *

Item 6.  Exhibits and Reports on Form 8-K                    15

Signatures                                                   16






* Omitted since no answer is called for, answer is in the negative or inapplicable.

     ITEM 1. FINANCIAL STATEMENTS

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                  (Unaudited)
                    (In millions, except per-share amounts)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              -------------------------------------------
                                                1994       1993        1994        1993
                                              -------     -------     -------     -------
Net Sales                                     $ 3,633     $ 3,506     $ 7,047     $ 6,868
                                              -------     -------     -------     -------
Costs and Expenses
  Cost of products sold                         2,712       2,619       5,277       5,162
  Depreciation and amortization                   228         228         453         448
  Distribution expenses                           175         165         329         319
  Selling and administrative expenses             258         252         502         484
  Taxes other than payroll and income taxes        40          41          78          80
                                              -------     -------     -------     -------
Total Costs and Expenses                        3,413       3,305       6,639       6,493
                                              -------     -------     -------     -------
Earnings Before Interest and Income Taxes         220         201         408         375

  Interest expense, net                            86          79         163         152
                                              -------     -------     -------     -------
Earnings Before Income Taxes                      134         122         245         223

  Provision for income taxes                       47          45          86          82
                                              -------     -------     -------     -------
Net Earnings                                  $    87     $    77     $   159     $   141
                                              =======     =======     =======     =======
Earnings per Common Share                     $   .70     $   .62     $  1.28     $  1.14
                                              =======     =======     =======     =======
Average Shares of Common Stock Outstanding      124.6       123.1       124.4       123.0
                                              =======     =======     =======     =======
Cash Dividends per Common Share               $   .42     $   .42     $   .84     $   .84
                                              =======     =======     =======     =======


  The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                   June 30,     December 31,
                                                     1994           1993
                                                   --------     ------------
  Assets

  Current Assets
    Cash and temporary investments                 $    193      $    242
    Accounts and notes receivable, net                2,098         1,856
    Inventories                                       2,072         2,024
    Other current assets                                274           279
                                                   --------      --------
  Total Current Assets                                4,637         4,401

  Plants, Properties and Equipment, net               8,909         8,872
  Forestlands                                           796           786
  Investments                                           975           631
  Goodwill                                              763           754
  Deferred Charges and Other Assets                   1,295         1,187
                                                   --------      --------
  Total Assets                                     $ 17,375      $ 16,631
                                                   ========      ========


  The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                                       June 30,    December 31,
                                                                         1994          1993
                                                                       --------    ------------
 Liabilities and Common Shareholders' Equity

  Current Liabilities
    Notes payable and current maturities of long-term debt             $  2,371      $  2,089
    Accounts payable and accrued liabilities                              1,871         1,920
                                                                       --------      --------
  Total Current Liabilities                                               4,242         4,009

  Long-Term Debt                                                          3,981         3,601
  Deferred Income Taxes                                                   1,643         1,614
  Minority Interest and Other Liabilities                                 1,195         1,182

  Common Shareholders' Equity
    Common stock, $1 par value, issued
      1994 - 127.4 shares, 1993 - 127.3 shares                              127           127
    Paid-in capital                                                       1,706         1,704
    Retained earnings                                                     4,607         4,553
                                                                       --------      --------
                                                                          6,440         6,384

    Less: Common stock held in treasury, at cost;
      1994 - 2.7 shares, 1993 - 3.4 shares                                  126           159
                                                                       --------      --------
  Total Common Shareholders' Equity                                       6,314         6,225
                                                                       --------      --------
  Total Liabilities and
  Common Shareholders' Equity                                          $ 17,375      $ 16,631
                                                                       ========      ========

     The accompanying notes are an integral part of these financial statements.

                                                  - 6 -
                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                            Six Months Ended
                                                                 June 30,
                                                           ------------------
                                                            1994        1993
                                                           -------     ------
Operating Activities
 Net earnings                                              $   159     $  141
 Noncash items
   Depreciation and amortization                               453        448
   Deferred income taxes                                         7          2
   Other, net                                                  (21)       (18)
  Changes in current assets and liabilities
   Accounts and notes receivable                              (258)      (117)
   Inventories                                                 (29)       (42)
   Other current assets                                         (1)       (36)
   Accounts payable and accrued liabilities                      9        (89)
                                                           -------     ------
Cash Provided by Operations                                    319        289
                                                           -------     ------
Investment Activities
 Invested in capital projects                                 (418)      (373)
 Mergers and acquisitions
   Plants, properties and equipment, net                                   (4)
   Other assets and liabilities, net                                      (17)
 Investments in affiliated companies                          (299)
 Other                                                         (60)       (28)
                                                           -------     ------
Cash Used for Investment Activities                           (777)      (422)
                                                           -------     ------
Financing Activities
  Issuance of common stock                                      52         38
  Issuance of debt                                           1,150        430
  Reduction of debt                                           (521)      (161)
  Change in bank overdrafts                                   (119)         3
  Dividends paid                                              (105)      (103)
  Other                                                        (50)       (26)
                                                           -------     ------
Cash Provided by Financing Activities                          407        181
                                                           -------     ------
Effect of Exchange Rate Changes on Cash                          2         (1)

Change in Cash and Temporary Investments                       (49)        47
Cash and Temporary Investments
  Beginning of the period                                      242        225
                                                           -------     ------
  End of the period                                        $   193     $  272
                                                           =======     ======


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

2. In March 1994, the Company acquired approximately one-half of Brierley Investments Limited's (Brierley) holdings in Carter Holt Harvey Limited (Carter Holt), a major New Zealand forest products and paper company with substantial assets in Chile. The purchase increased the Company's ownership of Carter Holt to 24 percent and leaves Brierley with 8 percent. The investment in Carter Holt is accounted for using the equity method.

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

     The consolidated balance sheet at June 30, 1994 includes preliminary purchase price allocations for JB Papers and Fome-Cor. The consolidated balance sheet at December 31, 1993 includes preliminary purchase price allocations for Ingram, JB Papers and Fome-Cor. Final allocations for JB Papers and Fome-Cor will be completed in 1994.

3.   Inventories by major category include:

                                                  June 30,    December 31,
                                                    1994          1993
                                                  --------    ------------
                                                      (In millions)
Raw materials                                       $  378      $  380

Finished pulp, paper and packaging products          1,042       1,017
Finished imaging products                              172         164
Finished lumber and panel products                      80          79
Operating supplies                                     331         324
Other                                                   69          60
                                                    ------      ------
 Total                                              $2,072      $2,024
                                                    ======      ======

4. Interest payments made during the periods ended June 30, 1994 and 1993 were $164 million and $170 million, respectively, including payments of $76 million and $69 million for the 1994 and 1993 second quarters. Income tax payments made during the six months of 1994 and 1993 were $67 million and $85 million, respectively.

5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $85 million and $160 million at June 30, 1994 and December 31, 1993, respectively.

6. Certain amounts have been reclassified in the 1993 consolidated statement of cash flows to conform with the current year presentation for changes in bank overdrafts as financing activities. Changes in bank overdrafts were presented as operating activities prior to 1994.

    Bank overdrafts are included in accounts payable and accrued liabilities in the consolidated balance sheet.

7. Early in the second quarter of 1994 the Company filed a shelf registration statement with the Securities and Exchange Commission to register
    $2.0 billion of debt and other securities. At August 12, 1994, $600 million of long-term notes have been issued under this shelf registration statement. The proceeds from these notes were used primarily for the retirement of short-term borrowings.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The first half of 1994 saw steady improvement in International Paper's overall results. Sales for the period totaled $7.0 billion versus $6.9 billion during the first six months of 1993. Net earnings were $159 million, or $1.28 per share, up from $141 million and $1.14, respectively, one year ago.

1994 second-quarter net earnings of $87 million or $.70 per share, is a 13% increase over prior-year second-quarter net earnings of $77 million or $.62 per share. Second-quarter net sales were $3.6 billion, compared with last year's second-quarter net sales of $3.5 billion and 1994 first-quarter net sales of $3.4 billion.

Although these increases are relatively modest, we believe that they represent the beginning of a fundamental turnaround in many of our key markets. As economic growth, worldwide demand, pricing trends and internal cost-cutting initiatives gather strength during the second half of this year, we expect operating results to improve further.

Printing Papers net sales totaled $1.0 billion in each of the second quarters of 1994 and 1993 and were $2.0 billion in the first half of each year. While the printing papers business reported a loss in 1994, operating results were ahead of the prior-year second quarter and the 1994 first quarter. First-half prices for uncoated papers declined slightly compared to a year ago, but sales began to improve late in the second quarter in response to low merchant inventories and rising end-user demand. In Europe, paper product prices and sales volume have improved in response to the region's economic recovery. Additionally, pulp profits rose on improved worldwide pricing and coated papers prices have stabilized, supported by greater U.S. demand. The Company is optimistic about prospects for continued improvement in printing papers markets during the second half of this year.

Packaging net sales increased to $825 million in the 1994 second quarter from $790 million in the 1993 second quarter and were $1.6 billion and $1.5 billion in the first half of 1994 and 1993, respectively. Demand for containerboard rose in response to strong domestic and export markets, enabling price increases late in 1993 and again in the spring and summer of 1994. While bleached board prices declined compared to first-half 1993 levels, stronger global demand for consumer packaging should support higher prices in the months ahead.

Distribution net sales were $820 million and $775 million in the second quarter of 1994 and 1993, respectively. Net sales for the first half of 1994 were $1.6 billion compared with $1.5 billion in the first half of 1993. Sales for the second quarter of 1994 were favorably impacted by the acquisition of JB Papers late in 1993. Operating results were up slightly for the 1994 second quarter compared with the 1993 second quarter due to improved business conditions in U.S and European markets.

Specialty Products net sales were $640 million and $630 million in the second quarter of 1994 and 1993, respectively, and were $1.3 billion in the 1994 first half compared with $1.2 billion in the 1993 first half. Specialty Products earnings continued to increase, up from the 1994 first quarter and slightly ahead of the second quarter a year ago. The specialty panels business led the group in sales growth and operating profits, supported by a strong housing market and robust sales of decorative products.

Forest Products net sales of $445 million for the 1994 second quarter and $870 million for the six-month period were higher than the $440 million and $840 million reported in the respective 1993 periods. Steady demand for curtailed supplies of stumpage and wood products resulted in second-quarter 1994 operating profits that were about even with the prior year. Despite some moderation in the second quarter of 1994, overall pricing levels for stumpage and wood products remained high. Harvest and wood products volumes over the next six months should match first-half levels in a favorable pricing environment.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $319 million for the 1994 six months, up from $289 million for the comparable 1993 period. Higher earnings coupled with lower working capital requirements led to the increase.

Investments in capital projects totaled $418 million for the first half of 1994, up from the $373 million spent in the first half of 1993. Additionally, $299 million was spent to increase investments in affiliated companies.

Dividend payments were $105 million, or $.84 per common share. Debt issued in 1994 included commercial paper and bank notes together with $300 million of long-term notes used to retire short-term borrowings and additional non-US borrowings. Early in the 1994 third quarter, an additional $300 million of long-term notes were issued that will be used to reduce short-term borrowings. At June 30, 1994, approximately $2.2 billion of borrowings were outstanding with floating short-term interest rates.

The Company anticipates that cash flow generated from operations, supplemented as necessary by short- or long-term borrowings, will be adequate to meet capital expenditures which are expected to exceed $1.1 billion for 1994.

                                    - 11 -
ITEM 3. OTHER FINANCIAL INFORMATION

                           Sales by Industry Segment
                                      and
                            Production by Products
                                  (Unaudited)

Sales by Industry Segment (In millions)

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                       --------------------   ------------------
                                          1994       1993        1994       1993
                                       -------    -------     -------    -------
Printing Papers                        $ 1,035    $ 1,020     $ 1,990    $ 2,030
Packaging                                  825        790       1,580      1,545
Distribution                               820        775       1,620      1,520
Specialty Products                         640        630       1,265      1,235
Forest Products                            445        440         870        840
Less:  Intersegment Sales                 (132)      (149)       (278)      (302)
                                       -------    -------     -------    -------
Net Sales                              $ 3,633    $ 3,506     $ 7,047    $ 6,868
                                       =======    =======     =======    =======

Production by Products

                                                  Three Months Ended      Six Months Ended
                                                      June 30,              June 30,
                                                  ------------------     ----------------
                                                   1994       1993        1994       1993
                                                   ----       ----       -----      -----
Printing Papers (In thousands of tons)
 White Papers and Bristols                          713        703       1,523      1,417
 Coated Papers                                      250        248         506        490
 Market Pulp (A)                                    406        413         825        795

Packaging (In thousands of tons)
 Containerboard                                     552        541       1,041      1,036
 Bleached Packaging Board                           279        245         527        508
 Industrial Papers                                  192        137         343        275
 Industrial and Consumer Packaging (B)              739        716       1,471      1,406

Forest Products (In millions)
 Panels (sq. ft. 3/8" basis) (C)                    209        200         416        385
 Lumber (board feet)                                242        243         475        474



(A) This excludes market pulp purchases of approximately 700,000 tons annually.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Dioxin Litigation

     As reported in the Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, a lawsuit purporting to be a class action suit was filed against the Company, Dow Chemical and other individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount, alleging that the Company polluted the Staulkinghead River and all other waterways south thereof, by discharging chemicals, including dioxin, from its Bastrop, Louisiana mill. The case was removed to the U.S. District Court for the Middle District of Louisiana. On June 22, 1994, the Court entered an order dismissing Dow and its employees from the case. The plaintiff is appealing that ruling.

     As reported in the Annual Report on Form 10-K for the year ended December 31, 1993, a summary was given of the number of cases and amount of claims in the Mississippi dioxin litigations, and due to various dismissals and new filings as of that report, there are now 70 cases pending in State Court and 7 pending in Federal Court, for a total of 77 Mississippi cases as of June 30, 1994. In these cases, both State and Federal, there are a total of 5,093 plaintiffs seeking total compensatory damages of approximately $1.0 billion, punitive damages of approximately $8.2 billion and injunctive relief.

     Other Litigation

     As reported in the Annual Report on Form 10-K for the year ended December 31, 1993, the Company had entered into settlement discussions with the State of New York concerning the emissions from the power boiler at the Company's Ticonderoga, New York paper mill. In July 1994 the Company entered into an Order on Consent with the State, which settles with the State all outstanding emissions matters concerning the mill's power boiler. The Order requires the Company to install new control equipment on the power boiler in accordance with a schedule and assessed a penalty against the Company of $175,000, of which $25,000 was suspended so long as the Company complies with the provisions of the Order.

     The Joplin, Missouri environmental matter reported in the Annual Report on Form 10-K for the year ended December 31, 1993, was terminated on July 18, 1994, when the Company entered into a consent decree with the Missouri Attorney General's office and the Department of Natural Resources, which resolved an enforcement action alleging hazardous waste violations at the Company's treated wood plant in Joplin. The settlement included a civil penalty of $273,500.

Item 4.  Submission of Matters to Vote a Security Holders

     The Annual Meeting of shareholders of the common stock of the Company was held on May 10, 1994. The shareholders voted on*:

     (a) the election of three directors to Class III, two directors to Class I and one director to Class II. The votes for and those withheld for each nominee were:

     Class III
     Mr. Georges       For:  101,681,725     Withheld:  1,682,966

     Mr. McHenry       For:  101,737,712     Withheld:  1,626,979

     Mr. Noonan        For:  101,728,404     Withheld:  1,636,287

     Class I
     Mr. Gault         For:  101,751,653     Withheld:  1,613,038

     Mr. Smith         For:  101,377,324     Withheld:  1,987,367

     Class II
     Mrs. Pfeiffer     For:  101,737,180     Withheld:  1,627,511

     (b) the appointment of Arthur Andersen & Co. as independent auditors for 1994 was approved and the votes were; for 102,473,642, against 714,224 and abstentions 176,825; and

     (c) a management proposal relating to the Amendment of the Long-Term Incentive Compensation Plan and the votes were; for 79,993,874, against 21,387,502, abstentions 1,977,887 and broker non-votes 5,428, which constituted a vote "for" the proposal of more than a majority of all outstanding shares of common stock entitled to vote at the meeting and required to pass the proposal under New York law.

__________________________________
* If a specific vote category, for, against, withheld, abstentions and broker non-votes is omitted the number is zero.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (11) Statement of Computation of Per Share Earnings.

     (b)  Reports on Form 8-K.

          Reports on Form 8-K were filed on April 29, 1994, May
          19, 1994, June 9, 1994, August 1, 1994, August 3, 1994 and
          August 10, 1994.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNATIONAL PAPER COMPANY
                                      (Registrant)

Date: August 12, 1994            By /s/ ROBERT C. BUTLER
                                 -------------------------
                                 Robert C. Butler
                                 Senior Vice President
                                 and Chief Financial Officer

Date: August 12, 1994            By /s/ ANDREW R. LESSIN
                                 -------------------------
                                 Andrew R. Lessin
                                 Controller and Chief
                                 Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER          DESCRIPTION
- --------------          -----------
      11                International Paper Company Statement of Computation of
                        Per Share Earnings