Form 10-Q
period 1994-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1994-11-14
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    --------------------------------------

For Quarter Ended September 30, 1994              Commission File Number 1-3157


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

                      Yes    X               No
                           -----                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common stock outstanding on October 31, 1994:  125,060,432 shares.

                      INTERNATIONAL PAPER COMPANY

                                 INDEX

                                       Page No.
                                                                       --------
PART I. Financial Information

Item 1. Financial Statements


                Consolidated Statement of Earnings -
                Three Months and Nine Months Ended
                September 30, 1994 and 1993                               4

                Consolidated Balance Sheet -
                September 30, 1994 and December 31, 1993                 5-6

                Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1994 and 1993             7

                Notes to Consolidated Financial
                Statements                                               8-9

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10-11

Item 3. Other Financial Information           12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                  13

Item 2. Changes in Securities                   *

Item 3. Defaults upon Senior Securities   *

Item 4. Submission of Matters to a Vote of Security Holders       *

                   INTERNATIONAL PAPER COMPANY

                           INDEX (cont'd)

                                                                      Page No.
                                                                      --------

Item 5. Other Information                           *

Item 6. Exhibits and Reports on Form 8-K          14

Signatures                                                               15

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL PAPER COMPANY

                   Consolidated Statement Of Earnings
                               (Unaudited)
                 (In millions, except per-share amounts)

                                         Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                   ------------------    -------------------
                                                    1994       1993        1994       1993
                                                   ------     ------     -------     -------
Net Sales                                          $3,792     $3,405     $10,839     $10,273
                                                   ------     ------     -------     -------
Costs and Expenses
  Cost of products sold             2,815      2,543       8,092       7,705
  Depreciation and amortization                       231        223         684         671
  Distribution expenses                               176        157         505         476
  Selling and administrative expenses                 272        247         774         731
  Taxes other than payroll and income taxes            39         37         117         117
                                                   ------     ------     -------     -------
Total Costs and Expenses                            3,533      3,207      10,172       9,700
                                                   ------     ------     -------     -------

Earnings Before Interest and Income Taxes             259        198         667         573
  Interest expense, net                                92         79         255         231
                                                   ------     ------     -------     -------

Earnings Before Income Taxes                          167        119         412         342
  Provision for income taxes (includes $25 in
   1993 related to the change in tax law)              58         71         144         153
                                                   ------     ------     -------     -------

Net Earnings                                       $  109     $   48     $   268     $   189
                                                   ======     ======     =======     =======

Earnings per Common Share                          $  .87     $  .39     $  2.15     $  1.53
                                                   ======     ======     =======     =======

Average Shares of Common Stock Outstanding          124.8      123.4       124.6       123.1
                                                   ======     ======     =======     =======

Cash Dividends per Common Share                    $  .42     $  .42     $  1.26     $  1.26
                                                   ======     ======     =======     =======

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                 (Unaudited)
                                (In millions)

                  September 30,    December 31,
                                              1994             1993
                                          -------------    ------------
Assets

Current Assets
  Cash and temporary investments            $   196           $   242
  Accounts and notes receivable, net          2,194             1,856
  Inventories                                 2,051             2,024
  Other current assets                          288               279
                                            -------           -------

Total Current Assets                          4,729             4,401

Plants, Properties and Equipment, Net         9,044             8,872
Forestlands                                     804               786
Investments                                     991               631
Goodwill                                        776               754
Deferred Charges and Other Assets             1,353             1,187
                                            -------           -------

Total Assets                                $17,697           $16,631
                                            =======           =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                 (Unaudited)
                                (In millions)

                                          September 30,    December 31,
                                               1994           1993
                                          -------------    ------------

Liabilities and Common Shareholders'
 Equity

Current Liabilities
   Notes payable and current maturities
    of long-term debt                       $ 1,911           $ 2,089
  Accounts payable and accrued
   liabilities                                1,988             1,920
                                            -------           -------

Total Current Liabilities                     3,899             4,009
Long-Term Debt                                4,507             3,601

Deferred Income Taxes                         1,657             1,614
Minority Interest and Other Liabilities       1,195             1,182

Common Shareholders' Equity
   Common stock, $1 par value, issued
    1994 - 127.4 shares,
    1993 - 127.3 shares                         127               127
   Paid-in capital                            1,769             1,704
   Retained earnings                          4,663             4,553
                                            -------           -------
                                              6,559             6,384

   Less:  Common stock held in treasury,
    at cost; 1994 - 2.4 shares,
    1993 - 3.4 shares                           120               159
                                            -------           -------

Total Common Shareholders' Equity             6,439             6,225
                                            -------           -------
Total Liabilities and
Common Shareholders' Equity                 $17,697           $16,631
                                            =======           =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                 Nine Months Ended
                                                   September 30,
                                                 -----------------
                                                   1994       1993
                                                 -------     -----
Operating Activities
 Net earnings                                    $   268     $ 189
 Noncash items
  Depreciation and amortization                      684       671
  Deferred income taxes                                8        36
  Other, net                                         (20)      (36)
 Changes in current assets and liabilities
  Accounts and notes receivable                     (325)      (61)
  Inventories                                          6       (61)
  Other current assets                               (18)        4
  Accounts payable and accrued liabilities           112      (222)
                                                 -------     -----
Cash Provided by Operations                          715       520

                                                 -------     -----

Investment Activities
 Invested in capital projects                       (746)     (577)
 Mergers and acquisitions
  Plants, properties and equipment, net                         (4)
  Other assets and liabilities, net                   (4)      (11)
 Investments in affiliated companies                (299)       (9)
 Other                                               (45)      (12)
                                                 -------     -----

Cash Used for Investment Activities               (1,094)     (613)
                                                 -------     -----

Financing Activities
 Issuance of common stock                             62        49
 Issuance of debt                                  1,741       617
 Reduction of debt                                (1,077)     (406)
 Change in bank overdrafts                           (41)      (22)
 Dividends paid                                     (158)     (156)
 Other                                              (199)       74
                                                 -------     -----

Cash Provided by Financing Activities                328       156
                                                 -------     -----

Effect of Exchange Rate Changes on Cash                5        (1)
                                                 -------     -----

Change in Cash and Temporary Investments             (46)       62
Cash and Temporary Investments
 Beginning of the period                             242       225
                                                 -------     -----
 End of the period                               $   196     $ 287
                                                 =======     =====

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1993, which has previously been filed with the Commission.


2. In March 1994, the Company acquired approximately one-half of Brierley Investments Limited's holdings in Carter Holt Harvey Limited, a major New Zealand forest products and paper company with substantial assets in Chile. The purchase increased the Company's ownership of Carter Holt Harvey Limited to 24 percent.

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

The consolidated balance sheet at September 30, 1994 includes preliminary purchase price allocations for JB Papers and Fome-Cor. The consolidated balance sheet at December 31, 1993 includes preliminary purchase price allocations for Ingram, JB Papers and Fome-Cor. Final allocations for JB Papers and Fome-Cor will be completed in 1994.

3.  Inventories by major category include:

                                             September 30,   December 31,
                                                 1994           1993
                                             -------------   ------------
                                                     (In millions)
Raw materials                                    $  388          $  380
Finished pulp, paper and packaging products       1,014           1,017
Finished imaging products                           169             164
Finished lumber and panel products                   75              79
Operating supplies                                  329             324
Other                                                76              60
                                                 ------          ------
 Total                                           $2,051          $2,024
                                                 ======          ======

4. Interest payments made during the nine months ended September 30, 1994 and 1993 were $279 million and $301 million, respectively, including payments of $115 million and $131 million for the 1994 and 1993 third quarters. Income tax payments made during the nine months of 1994 and 1993 were $77 million and $181 million, respectively.

5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $82 million and $160 million at September 30, 1994 and December 31, 1993, respectively.

6. Certain amounts have been reclassified in the 1993 consolidated statement of cash flows to conform with the current year presentation for changes in bank overdrafts as financing activities. Changes in bank overdrafts were presented as operating activities prior to 1994.

Bank overdrafts are included in accounts payable and accrued liabilities in the consolidated balance sheet.

7. The Company filed a shelf registration statement with the Securities and Exchange Commission to register $2.0 billion of debt and other securities in the second quarter of 1994. At November 11, 1994, $600 million of long-term notes have been issued under this shelf registration statement. The proceeds from these notes were used primarily for the retirement of short-term borrowings.

8. The 1993 tax provision includes a $25 million ($.20 per share) non-cash charge to revalue deferred tax balances to reflect the increase in the U.S. federal income tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper reported 1994 third-quarter net earnings of $109 million or $0.87 per share on net sales of $3.8 billion, a 47 percent increase over 1993 third-quarter net earnings of $73 million or $0.59 per share on net sales of $3.4 billion (a 123 percent increase, based on last year's reported earnings of $48 million or $0.39 per share after a special charge to revalue deferred taxes). Net earnings for the 1994 third quarter were 24 percent higher than the 1994 second-quarter net earnings of $87 million or $0.70 per share. Nine-month net earnings for 1994 were $268 million or $2.15 per share on net sales of $10.8 billion compared with $214 million or $1.73 per share ($189 million or $1.53 per share after a special charge to revalue deferred taxes) on net sales of $10.3 billion in 1993.

Overall, the third quarter's results were the best since the second quarter of 1992. Business conditions are continuing to improve and even higher earnings are expected in the final quarter of this year. Essentially all product lines are experiencing greater demand and higher prices due to expanding economies in the United States, Europe and the Pacific Rim. As worldwide economies improve, demand for paper and packaging products is expected to grow faster than the industry's manufacturing capacity. While 1994 will be a year of substantial improvement, even more robust growth is expected in 1995.

Printing Papers third-quarter 1994 net sales were $1.1 billion compared with $955 million in the 1993 third quarter. Nine-month net sales were $3.1 billion in 1994 and $3.0 billion in 1993. Sector operating results for the 1994 third-quarter were well ahead of the comparable 1993 period. Led by a very strong market for pulp and a sharp recovery in Europe, Printing Papers returned to profitability for the first time in two years.

Packaging third-quarter 1994 net sales increased to $875 million from $775 million in the prior year and were $2.5 billion and $2.3 billion for the nine months of 1994 and 1993, respectively. Operating earnings for the packaging businesses also improved significantly over the prior year. Containerboard sales and earnings were up sharply from year-earlier levels due in part to strong linerboard and corrugated box demand. Consumer packaging earnings also increased, due to the improving outlook in the bleached board and liquid packaging businesses.

Distribution net sales increased to $890 million in the third quarter of 1994, up from $810 million in the 1993 third quarter. Net sales for the nine-month period of 1994 were $2.5 billion compared with $2.3 billion in 1993. Operating profits were up slightly over the prior year due to improved business conditions. Contributions from Ingram Paper, acquired early in the second quarter of 1993, accounted for much of the 1994 nine-month sales increase.

Specialty Products reported third-quarter 1994 net sales of $650 million compared with $610 million in the prior-year third quarter and nine-month net sales of $1.9 billion in 1994 and $1.8 billion in 1993. Operating profits for the third quarter were lower as strong performances by Masonite, decorative products, chemicals and specialty industrial papers were offset by declines in the nonwovens, imaging and petroleum businesses.

Forest Products net sales were $430 million and $415 million in the respective 1994 and 1993 third quarters and were $1.3 billion in each of the 1994 and 1993 nine-month periods. The forest products businesses maintained a high level of profitability. Operating profits for the 1994 third quarter were about even with the comparable prior-year period.

An increase in total debt outstanding together with higher short-term interest rates resulted in a 16 percent increase in third-quarter net interest expense to $92 million in 1994 from $79 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow totaled $715 million for the nine-month period, up from $520 million for the comparable 1993 period. Higher earnings together with lower working capital requirements led to the increase.

Investments in capital projects totaled $746 million for the nine months, up from the $577 million for the 1993 nine months. Additionally, $299 million was spent to increase investments in affiliated companies.

Dividend payments were $158 million, or $1.26 per common share. Debt issued during the nine-month period included medium-term notes, commercial paper and bank notes and $600 million of long-term notes that were used primarily to retire short-term borrowings.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to meet capital expenditures which are expected to exceed $1.1 billion for 1994.

ITEM 3. OTHER FINANCIAL INFORMATION

                           Sales by Industry Segment
                                      and
                            Production by Products
                                  (Unaudited)

Sales by Industry Segment (In millions)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            -----------------       --------------------
                                             1994       1993          1994         1993
                                            ------     ------       -------      -------
Printing Papers             $1,135     $  955       $ 3,125      $ 2,985
Packaging                                      875        775         2,455        2,320
Distribution                                   890        810         2,510        2,330
Specialty Products                             650        610         1,915        1,845
Forest Products                                430        415         1,300        1,255
Less:  Intersegment Sales                     (188)      (160)         (466)        (462)
                                            ------     ------       -------      -------
Net Sales                                   $3,792     $3,405       $10,839      $10,273
                                            ======     ======       =======      =======

Production by Products

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            -------------------     ---------------------
                                              1994       1993         1994         1993
                                            --------   --------     --------     --------
Printing Papers (In thousands of tons)
  White Papers and Bristols                    896        744         2,419        2,160
  Coated Papers                                261        252           767          741
  Market Pulp (A)                              385        411         1,210        1,205

Packaging (In thousands of tons)
  Containerboard                               553        518         1,594        1,554
  Bleached Packaging Board                     255        239           782          746
  Industrial Papers                            206        144           549          419
  Industrial and Consumer Packaging (B)        770        769         2,241        2,175

Forest Products (In millions)

  Panels (sq. ft. 3/8" basis) (C)              205        199           621          585
  Lumber (board feet)                          246        245           721          719

(A)  This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C)  Panels include plywood and oriented strand board.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Annual Report on Form 10-K for the year ended December 31, 1993 (the "Annual Report"), the Town of Jay, Maine assessed a penalty of $394,000 against the Company's Androscoggin mill for violations of its air permit under the Town's Environmental Control and Improvement Ordinance attributable to excess emissions of particulate from one of the mill's lime kilns, as well as violations of certain reporting requirements. The Company appealed the Town's penalty assessment. On September 28, 1994, the Maine Superior Court vacated most of the penalty the Town had assessed, leaving $22,000 in place but providing the Town with the opportunity to reassess the penalty on four violations. The Town has appealed this decision to the Law Court, the State's highest court. The Company has also appealed the findings adverse to it.

On September 29, 1994, Arizona Chemical Company ("Arizona"), a wholly-owned subsidiary of the Company, entered into a Consent Agreement and Order with the U.S. Environmental Protection Agency (the "EPA"), which resolved an enforcement action previously reported in the Annual Report, alleging violations of regulations governing the burning of hazardous waste fuel at an Arizona facility in Panama City, Florida. The settlement contained a civil penalty provision of $200,000.

On September 26, 1994, the EPA issued a Complaint and Compliance Order alleging that an Arizona facility in Gulfport, Mississippi violated regulations governing the burning of hazardous waste fuel in an industrial boiler. The Complaint seeks a civil penalty of $712,350. The Company has filed its Answer to the Complaint and Compliance Order.

As reported in the Annual Report on Form 10-K for the year ended December 31, 1993, on November 15, 1993, the Thilmany division of the Company and the EPA agreed on penalties for an alleged violation of the Clean Air Act at the Thilmany mill located in Kaukauna, Wisconsin. The settlement was approved by the Federal Court having jurisdiction of the action on August 3, 1994 and terminates this proceeding.

                      PART II. OTHER INFORMATION (cont'd)

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

(11)  Statement of Computation of Per Share Earnings
(12)  Computation of Ratio of Earnings to Fixed Charges
(27)  Financial Data Schedule

    (b) Reports on Form 8-K.

Reports on Form 8-K were filed on August 1, 1994, August 3, 1994,
        August 10, 1994, and October 17, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)

Date:  November 11, 1994                By /s/ ROBERT C. BUTLER
                                        Robert C. Butler
                                        Senior Vice President
                                        and Chief Financial Officer

Date:  November 11, 1994                By /s/ ANDREW R. LESSIN
                                        Andrew R. Lessin
                                        Controller and Chief
                                        Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.
- -----------
    11       Statement of Computation of Per Share Earnings

    12       Computation of Ratio of Earnings to Fixed Charges

    27       Financial Data Schedule