Form 10-K405
INTERNATIONAL PAPER CO /NEW/
filed 1995-03-31
CIK 51434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                   FORM 10-K
                         ------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------
FOR FISCAL YEAR ENDED DECEMBER 31, 1994            COMMISSION FILE NUMBER 1-3157
                         ------------------------------

                          INTERNATIONAL PAPER COMPANY

              (Exact name of Company as specified in its charter)

               NEW YORK                                13-0872805
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

TWO MANHATTANVILLE ROAD, PURCHASE, N.Y.                   10577
    (Address of principal executive                    (Zip Code)
               offices)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                     WHICH REGISTERED
------------------------------------------------  ------------------------
Cumulative $4 Preferred Stock, without par value             --
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /x/

     The aggregate market value of the common stock of the Company outstanding as of February 28, 1995, held by non-affiliates of the Company was $9,628,865,930, calculated on the basis of the closing price on the Composite Tape on February 28, 1995. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Company.

     The number of shares outstanding of the Company's common stock, as of February 28, 1995:

OUTSTANDING   IN TREASURY
-----------   -----------
128,243,966    1,645,851

     The following documents are incorporated by reference into the parts of this report indicated below:

1994 ANNUAL REPORT TO SHAREHOLDERS
(PP. 1 AND 4 THROUGH 60)                PARTS I, II AND IV

PROXY STATEMENT, DATED MARCH 31, 1995   PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Paper Company,* a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a worldwide producer of printing and writing papers, paperboard and packaging and wood products; and distributes paper and office supply products in both the United States and Europe. It also produces pulp, laminated products, and specialty products, including photosensitive films and papers, nonwovens, chemicals and minerals.

     In the United States, the Company operates 24 pulp and paper mills, 53 converting and packaging plants, 43 wood products facilities, 15 specialty panels and laminated products plants, six nonwoven products facilities and two envelope plants. Production facilities in Europe, Asia, Latin America and Canada include 13 pulp and paper mills, 29 converting and packaging plants, two wood products facilities, four specialty panels and laminated products plants and five nonwoven products facilities.

     The Company distributes fine paper, printing and industrial products and building materials, primarily manufactured by other companies, through over 280 distribution branches located primarily in the United States. In addition, the Company produces photosensitive films and papers and photographic equipment (three U.S. and six international locations) and specialty chemicals (seven U.S. and two international locations), and engages in domestic oil and gas and real estate activities.

     In January 1995, the Company acquired the assets of two Michigan-based paper distributors, Carpenter Paper Company and Seaman-Patrick Holding Company.

     In March 1994, the Company, through a subsidiary, acquired from Brierley Investments Limited an additional 8 percent interest in Carter Holt Harvey Limited (Carter Holt), a major New Zealand forest and paper products company with substantial assets in Chile. The purchase increased the Company's ownership of Carter Holt to 24 percent. In July 1994, the Company, through a subsidiary, acquired certain assets of Papelera Kif and Ogi Papel, distributors of printing papers in Juarez and Chihuahua, Mexico. In December 1994, the Company completed a merger with Kirk Paper Corporation, a paper distributor located in Downey, California using the pooling-of-interests accounting method, and acquired additional stock of Zanders Feinpapiere AG.

     In April 1993, the Company acquired certain assets of the Los Angeles-based Ingram Paper Company, a distributor of industrial and fine printing papers. In December, J.B. Papers, Inc., a paper distribution company located in Union, N.J., was purchased. Also in December, the assets of Monsanto Company's Kentucky-based Fome-Cor division, a manufacturer of polystyrene foam products, were acquired.

     In the first quarter of 1992, the operating assets of Western Paper Company (Western Pacific), a printing and industrial paper distribution business based in Portland, Oregon, were purchased. In the second quarter, the Company acquired an equity interest in Scitex Corporation Ltd., an Israel-based world leader in digital visual information communication for the graphic design, printing, publishing and video industries. In the third quarter, Zaklady Celulozowa-Papierniecze S.A. w Kwidzynie (Kwidzyn) was acquired from the Government of the Republic of Poland. Kwidzyn is Poland's largest white papers manufacturer and the only integrated bleached pulp and paper company. In the fourth quarter, certain assets of the chemical division of Norway-based M. Peterson & Son AS were acquired.

     All of the 1994, 1993 and 1992 acquisitions, except the merger with Kirk Paper Corporation, were accounted for using the purchase method. The effects of these mergers and acquisitions, both individually and in the aggregate, were not significant to the Company's consolidated financial statements.

     A further discussion of mergers and acquisitions can be found on page 51 of the Company's 1994 Annual Report to Shareholders (the 'Annual Report'), which information is incorporated herein by reference.

------------------
* Unless otherwise indicated by the context, the terms 'Company' and 'International Paper' are used interchangeably to describe International Paper Company and its consolidated subsidiaries.

     From 1990 through 1994, International Paper's capital expenditures approximated $5.9 billion, excluding mergers and acquisitions. These expenditures reflect continuing efforts to improve product quality and environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1994 was $1.1 billion and is expected to exceed $1.3 billion in 1995. A further discussion of capital expenditures can be found on pages 12, 40 and 41 of the Annual Report, which information is incorporated herein by reference.

     The Company, which owns a majority interest in IP Timberlands, Ltd., a Texas limited partnership ('IPT'), controlled approximately 6.1 million acres of forestlands in the United States at December 31, 1994. IPT was formed to succeed to substantially all of International Paper's forest products business for the period 1985 through 2035, unless earlier terminated.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     The financial information concerning industry segments is set forth on pages 40 and 44 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

     The financial information concerning international and domestic operations and export sales is set forth on page 43 of the Annual Report, which information is incorporated herein by reference.


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

     Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 28 through 42 of the Annual Report, which information is incorporated herein by reference.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

     The Company's principal products are described on pages 4 through 39 of the Annual Report, which information is incorporated herein by reference.

     Production of major products for 1994, 1993 and 1992 was as follows:

                             PRODUCTION BY PRODUCTS
                                  (UNAUDITED)

                                             1994    1993    1992
                                             -----   -----   -----
PRINTING PAPERS
(IN THOUSANDS OF TONS)
White papers and bristols.................   3,173   2,920   2,845
Coated papers.............................   1,036     972   1,038
Market pulp(1)............................   1,834   1,529   1,495
PACKAGING
(IN THOUSANDS OF TONS)
Containerboard............................   2,164   2,084   2,135

Bleached packaging board..................   1,044   1,004     959
Industrial papers.........................     610     573     573
Industrial and consumer packaging(2)......   3,126   2,933   2,667
FOREST PRODUCTS
(IN MILLIONS)
Panels (sq. ft. 3/8" basis)(3)............     822     778     737
Lumber (board feet).......................     953     952     915

------------------
(1) This excludes market pulp purchases of approximately 700,000 tons annually.

(2) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers figures in this table.

(3) Panels include plywood and oriented strand board.

RESEARCH AND DEVELOPMENT

     The Company operates research and development centers at Sterling Forest, New York; Mobile, Alabama; Erie, Pennsylvania; Kaukauna, Wisconsin; Binghamton, New York; South Walpole, Massachusetts; St. Charles, Illinois; Orange Park, Florida; Holyoke, Massachusetts; Odenton, Maryland; Mobberley, United Kingdom; Morley, United Kingdom; Munich, Germany; Fribourg, Switzerland; Saint-Priest, France; and Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvements of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; innovation and improvement of photographic materials and processes, printing plates, pressroom/plate chemistries and plate processors; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $102.6 million in 1994, $94.7 million in 1993, and $91.1 million in 1992.

ENVIRONMENTAL PROTECTION

     Control over discharges of pollutants into the air, water, soil and groundwater to avoid significant adverse impacts on the environment and to achieve 100% compliance with regulations is a continuing objective of the Company. The Company has invested substantial funds to modify facilities to assure compliance with applicable environmental quality laws and plans to make substantial capital expenditures for these purposes in the future. A total of

$95 million was spent in 1994 to control air and water pollution and to assure environmentally sound disposal of solid and hazardous waste. The Company expects to spend approximately $160 million in 1995 for similar capital programs. Amounts to be spent for environmental control facilities in future years will depend on new laws and regulations and other changes in legal requirements, changes in environmental concerns and changes in technology. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 1996 through 1997 is in the range of $400 to $600 million. In December 1993, the United States Environmental Protection Agency ('EPA') proposed new guidelines for air emissions and water discharges for the pulp and paper industry to meet in 1998 known as 'Cluster Rulemaking'. It also proposed regulations implementing the Great Lakes Initiative ('GLI') covering water quality and implementation procedures. Future spending will be heavily influenced by the final standards included within each of the regulations. Last year, the Company estimated future capital spending to comply with the Cluster Rulemaking and GLI requirements to be between $700 million and $1.5 billion depending upon the methods allowed by the final regulations to meet requirements. While there are ongoing discussions with the EPA and Congress concerning these rules, there have been no announced changes to the proposals and thus the estimates remain valid at this time. As a result of these ongoing discussions, there is some basis to expect that the EPA will make moderating adjustments to these rules and, if so, the range of estimated capital spending would be adjusted downward. Last year, the Company estimated that annual operating costs, excluding depreciation, would increase between $60 million and $120 million when these regulations are fully implemented in 1998 or 1999. This estimate will also be adjusted to the extent the EPA makes moderating changes. The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology to enable it to keep costs for compliance with environmental regulations at, or below, industry averages. A further discussion of environmental issues can be found on pages 22 through 26, 41 and 42 of the Annual Report, which information is incorporated herein by reference.

     As of December 31, 1994, $848 million of industrial and pollution control revenue bonds, secured by Company contractual obligations, were outstanding in 57 political subdivisions of various states, counties and municipalities, primarily to finance environmental control projects located at or in conjunction with the Company's plants in those subdivisions. It is contemplated that additional industrial revenue bonds will be issued from time to time to finance other environmental control projects, provided tax law changes do not curtail the Company's access to the municipal bond market.

EMPLOYEES

     As of December 31, 1994, the Company had approximately 70,000 employees, of whom approximately 52,000 were located in the United States and the remainder overseas. Of these, approximately 44,500 are hourly employees, approximately 16,000 of whom are represented by the United Paperworkers International Union.

     During 1994, new labor agreements were reached at the Camden, Natchez and Pine Bluff mills. Currently, negotiations are still in progress at the Erie mill. Two mills, Turners Falls and Ward, closed.

     During 1995, labor agreements are scheduled to be negotiated at the following mills: Georgetown and Hudson River. During 1996 labor agreements are scheduled to be negotiated at the following mills: Gardiner, Pineville, Texarkana, Thilmany, Ticonderoga and Woronoco.

     During 1994, labor agreements expired at 10 packaging plants, three chemical plants, three wood products plants, four land and timber operations, two specialty products plants and eight distribution operations. Multiyear labor agreements were negotiated at each location except one land and timber operation and two distribution operations where negotiations were still in progress at year end. One packaging plant has a contract remaining open from a previous year.

RAW MATERIALS

     For information as to the sources and availability of raw materials essential to the Company's business, see Item 2 'Properties.'

ITEM 2. PROPERTIES.

FORESTLANDS

     The principal raw material used by International Paper is wood in various forms. At December 31, 1994, IPT, a limited partnership in which the Company has a majority ownership interest, controlled approximately 5.9 million acres of forestlands in the U.S. while an additional 0.2 million acres are held under short-term leases to International Paper.

     During 1994, such forestlands supplied 1.3 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its mills and forest products facilities: 13% in its Northern mills, 12% in its Southern mills and none in its Western mill. The balance was acquired from other private industrial and nonindustrial forestland owners, as well as the United States government. In addition, 2.9 million cords of IPT's wood were sold to other users in 1994.

     In November 1994, the Company adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

     A listing of the Company's production facilities can be found in Appendix I hereto, which information is incorporated herein by reference.

     The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. The Company continues to study the economics of modernizing or adopting other alternatives for higher cost facilities. Further discussions of new mill and plant projects can be found on pages 12, 40 and 41 of the Annual Report, which information is incorporated herein by reference.


CAPITAL INVESTMENTS AND DISPOSITIONS

     Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1995, as of December 31, 1994, are set forth on pages 12, 40 and 41 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

DIOXIN LITIGATION

On June 11, 1993, a lawsuit purporting to be a class action was filed by individuals against the Company, Dow Chemical and other individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount, alleging that the Company polluted Staulkinghead Creek and all waterways south thereof, by discharging chemicals, including dioxin, from its Bastrop, Louisiana mill. The case was removed to the U.S. District Court for the Middle District of Louisiana. On June 22, 1994, the Court entered an order dismissing Dow and its employees from the case. The plaintiff is appealing that ruling, as well as the Federal jurisdictional issue. Oral argument in the Fifth Circuit Court of Appeals is set for April 3, 1995, with a ruling expected before the end of this year.

     Beginning in November of 1990, the Company has been named as a defendant in 88 lawsuits by individuals filed in state or federal court in Mississippi alleging that it has polluted and damaged the Pascagoula, Leaf and Escatawpa Rivers by releasing dioxin and over 40 other chemicals into those rivers. Georgia-Pacific was initially named in most of these suits but an order severing it from the Company in all the then pending cases was entered on September 15, 1992. Following the severance order, nine of the state cases were removed from state court to

Federal District Court for the Southern District of Mississippi. Of the nine cases that were removed, four have been dismissed. The remaining five cases are set for trial on April 17, 1995.

     On May 24, 1993, a wrongful death action was filed in Mississippi state court against the Company claiming that decedent's death was related to exposure to hazardous and toxic substances from the Moss Point mill. The lawsuit also included the independent survivorship claims of the widow. The complaint raises claims similar to those in the previously-filed lawsuits and also contains specific allegations relating to the disposal of sludge by the mill. The plaintiff seeks compensatory damages of $1 million and punitive damages of $20 million. The case has been removed to the U.S. District Court for the Southern District of Mississippi and is currently scheduled for trial in August 1995. Through a series of pre-trial rulings by the Court and voluntary dismissals by the plaintiff, the claims in this lawsuit have been reduced to a claim for wrongful death based on fish consumption and claims for negligent and intentional infliction of emotional distress.


     All of the 70 cases currently pending in the Mississippi state court have been consolidated before one judge. A proposed scheduling order has been presented requesting that the first trial of these cases be set in November 1995. The judge has not yet entered a scheduling order.

     On December 15, 1992, a lawsuit purporting to be a class action was filed against the Company in U.S. District Court for the Southern District of Mississippi (Biloxi). The plaintiffs seek unspecified compensatory and punitive damages for the alleged violation by the Company of Federal environmental laws relating to dioxin and other chemicals associated with the operations of the Moss Point mill. On February 18, 1994, the judge denied the plaintiffs' motion to certify the class. The plaintiffs obtained a voluntary dismissal of this case over the objections of the Company shortly thereafter.

     In summary, taking into account various dismissals and new filings, there are 70 cases pending in state court and six pending in Federal Court for a total of 76 Mississippi cases as of February 28, 1995. In these cases, both state and federal, there are a total of 5,090 plaintiffs seeking total compensatory damages of approximately $1.0 billion, punitive damages of approximately $8.2 billion and injunctive relief. While any of this litigation has an element of uncertainty, the Company believes that the outcome of any of these proceedings, lawsuits or claims, pending or threatened, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

OTHER LITIGATION

     On October 14, 1993, the Town of Jay, Maine assessed a penalty of $394,000 against the Company's Androscoggin mill for violations of its air permit under the Town's Environmental Control and Improvement Ordinance attributable to excess emissions of particulate from one of the mill's lime kilns, as well as violations of certain reporting requirements. The Town's penalty assessment was appealed. On September 28, 1994, the Maine Superior Court vacated most of the penalty the Town had assessed, leaving $22,000 in place but providing the Town with the opportunity to reassess the penalty on four violations. The Town appealed this decision to the Law Court, the State's highest court. The Company has also appealed the findings adverse to it.

     The Maine Department of Environmental Protection proposed on October 15, 1992 that the Androscoggin mill enter into an Administrative Consent Agreement and Enforcement Order and pay a civil penalty of $217,892 because the particulate emissions from the same lime kiln which was the subject of the foregoing proceeding with the Town of Jay, had exceeded the limits in the state air license. Settlement discussions are no longer being conducted and the State has filed a lawsuit against the Company. Further proceedings in this litigation have been suspended until the aforementioned litigation by the Town of Jay has been resolved by the Law Court. Although no specific amount is claimed in the complaint, presumably the State will seek civil penalties in excess of the amount it had originally proposed.

     On November 15, 1993, the Thilmany division of the Company agreed with the EPA, Region 5, to pay a penalty of $150,000 for alleged violations of the Clean Air Act in 1988 at the Thilmany mill located in Kaukauna, Wisconsin. The settlement was approved by the Federal Court having jurisdiction of the civil action on August 3, 1994, terminating this action.

     In 1990, the Missouri Attorney General's office notified the Company that it was preparing an enforcement action alleging violations of the hazardous waste management rules at the Company's treated wood plant in

Joplin, Missouri. On July 18, 1994, the Company entered into a consent decree with the Attorney General's office and the Department of Natural Resources, which resolved the enforcement action. The settlement included a civil penalty of $273,500.

     In 1989, Masonite Corporation, a wholly-owned subsidiary of the Company ('Masonite'), modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate authority. In May 1992 the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. On January 18, 1995, a consent decree which resolved this matter was lodged with the U.S. District Court for the Northern District of California. The consent decree includes a civil penalty of $600,000.

     On September 29, 1994, Arizona Chemical Company ('Arizona'), a wholly-owned subsidiary of the Company, entered into a Consent Agreement and Consent Order with the EPA which resolves an enforcement action alleging violations of rules which govern the burning of hazardous waste fuel in a boiler at an Arizona facility in Panama City, Florida. The settlement includes a civil penalty of $200,000.

     On September 26, 1994, the EPA issued a Complaint and Compliance Order alleging that an Arizona facility in Gulfport, Mississippi violated regulations governing the burning of hazardous waste fuel in an industrial boiler. The Complaint seeks a civil penalty of $712,350. The Company has filed its Answer to the Complaint and Compliance Order.

     The Company was advised in 1993 by the State of New York of an impending enforcement action concerning emissions from the power boiler at the Company's Ticonderoga, New York, paper mill. In July 1994 the Company entered into an Order on Consent with the State, which settles with the State all outstanding emissions matters concerning the mill's power boiler. The Order requires the Company to install new control equipment on the power boiler in accordance with a schedule and assessed a penalty against the Company of $175,000, of which $25,000 was suspended so long as the Company complies with the provisions of the Order.

     As of March 30, 1995, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 71 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or de minimus liability with respect to 27 of these sites; that liability is not likely to be significant at 28 sites; and that estimates of liability at 16 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS

                              AS OF MARCH 31, 1995

              INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD* AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     JOHN A. GEORGES, 64, chief executive officer and chairman of the board of directors of the Company since 1985.

     JOHN T. DILLON, 56, executive vice president-packaging since 1987.

     JAMES P. MELICAN, 54, executive vice president-legal and external affairs and general counsel. He was elected senior vice president and general counsel in 1987 and assumed the position of executive vice president-legal and external affairs in 1991. In 1994 he assumed the general counsel position.

     C. WESLEY SMITH, 55, executive vice president-printing papers. He was elected president-International Paper Europe in 1989 and assumed his present position in 1992.

     MARK A. SUWYN, 52, executive vice president-distribution, forest and specialty products. He was senior vice president-imaging systems, medical products and corporate marketing with E.I. DuPont De Nemours & Company from 1990 to 1991. He joined the Company in his present position in 1992.

     ROBERT C. BUTLER, 64, senior vice president and chief financial officer since 1988.


     ROBERT M. BYRNES, 57, senior vice president-human resources since 1989.

     ANDREW R. LESSIN, 52, controller since 1990.
------------------
* Officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1994 and 1993 are set forth on page 60 of the Annual Report and are incorporated herein by reference.

     As of March 24, 1995, there were 29,226 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The comparative columnar table showing selected financial data for the Company is set forth on pages 58 and 59 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's review and comments on the consolidated financial statements are set forth on pages 28 through 42 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 45 through 57 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company and their business experience are set forth on pages 7 through 10 of the Company's Notice of 1995 Annual Meeting and Proxy Statement, dated March 31, 1995 (the 'Proxy Statement') and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under 'Executive Officers of the Company.'

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers is set forth on pages 11, 12 and 14 through 17 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the State Street Bank and Trust Co., N.A., as Trustee of the Company's Salaried Savings Plan and Retirement Savings Plan, respectively, which in the aggregate own 8.30% of the Company's shares of common stock as of December 31, 1994. State Street Bank and Trust Co., N.A. holds 9.10% of the Company's common stock and disclaims beneficial ownership of the 8.30% which it holds as Trustee for the Company's benefit plans. The table showing ownership of the Company's common stock by directors and by directors and executive officers as a group is set forth on pages 5 and 6 of the Proxy Statement, which information is incorporated herein by reference.

     In 1989, the Company announced that it had authorized the purchase, from time to time, of additional shares of its common stock for use in the Company's benefit and shareholder plans and for general corporate purposes. As of December 31, 1994, 4.9 million common shares may be repurchased under this program.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None, other than those described under Item 11.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS:

(10)  (a) Form of Termination Agreement, Tier I*
      (b) Form of Termination Agreement, Tier II*
      (c) Form of Termination Agreement, Tier III*
      (d) Revolving Credit Agreement, dated January 24, 1995
(11)  Statement of Computation of Per Share Earnings
(12)  Computation of Ratio of Earnings to Fixed Charges
(13)  1994 Annual Report to Shareholders of the Company
(18)  Letter on a Change in Accounting Principles
(21)  List of Significant Subsidiaries
(22)  Proxy Statement, dated March 31, 1995
(23)  Consent of Independent Public Accountants
(24)  Power of Attorney
(27)  Financial Data Schedule
(99)  (a) Management Incentive Plan*
      (b) Long-Term Incentive Compensation Plan*
      (c) Unfunded Savings Plan for Senior Managers
      (d) Non-Funded Deferred Compensation Plan for Non-Employee Directors

------------------
* Previously filed in the Annual Report on Form 10-K, for the year ended December 31, 1992.


REPORTS ON FORM 8-K

     Current Reports on Form 8-K were filed by the Company on October 17, 1994, December 6, 1994, January 13, 1995, January 17, 1995 and March 6, 1995.

FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1994 and 1993 and the related consolidated statements of earnings, cash flows and common shareholders' equity for each of the three years ended December 31, 1994 and the related Notes to Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 9, 1995, appearing on pages 45 through 57 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1994, 1993 AND 1992

Report of Independent Public Accountants on Financial Statement Schedule ...  13

Consolidated Schedule:

      II -- Valuation and Qualifying Accounts................................ 14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

TO INTERNATIONAL PAPER COMPANY:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

New York, N.Y.
February 9, 1995

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                        FOR YEAR ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
                                                 ADDITIONS               BALANCE
                         BALANCE AT  ADDITIONS   CHARGED TO  DEDUCTIONS  AT END
                         BEGINNING   CHARGED TO    OTHER       FROM        OF
      DESCRIPTION        OF PERIOD    EARNINGS    ACCOUNTS   RESERVES    PERIOD
--------------------------------------------------------------------------------
Reserves Applied
  Against Specific
  Assets Shown on
    Balance Sheet:
       Doubtful
   accounts--current...     $ 104        $21         $0         $(28)(A)   $ 97
                         ==========      ===        ===      =========   =======

                        FOR YEAR ENDED DECEMBER 31, 1993
--------------------------------------------------------------------------------
                                                 ADDITIONS               BALANCE
                         BALANCE AT  ADDITIONS   CHARGED TO  DEDUCTIONS  AT END
                         BEGINNING   CHARGED TO    OTHER       FROM        OF
      DESCRIPTION        OF PERIOD    EARNINGS    ACCOUNTS   RESERVES    PERIOD
--------------------------------------------------------------------------------
Reserves Applied
  Against Specific
  Assets
     Shown on Balance
       Sheet:
       Doubtful
   accounts--current...      $ 91        $29         $0         $(16)(A)   $104
                              ===        ===        ===      =========   =======

                        FOR YEAR ENDED DECEMBER 31, 1992
--------------------------------------------------------------------------------
                                                 ADDITIONS               BALANCE
                         BALANCE AT  ADDITIONS   CHARGED TO  DEDUCTIONS  AT END
                         BEGINNING   CHARGED TO    OTHER       FROM        OF
      DESCRIPTION        OF PERIOD    EARNINGS    ACCOUNTS   RESERVES    PERIOD
--------------------------------------------------------------------------------

Reserves Applied
  Against Specific
  Assets
     Shown on Balance
       Sheet:
       Doubtful
   accounts--current...      $ 74        $23         $9         $(15)(A)   $ 91
                              ===        ===        ===      =========   =======

------------------
(A) Primarily write-offs, less recoveries, of accounts determined to be uncollectible.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          INTERNATIONAL PAPER COMPANY

                                          By:           JAMES W. GUEDRY
                                             -----------------------------------
                                                 JAMES W. GUEDRY, SECRETARY

March 31, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  NAME                            TITLE                DATE
----------------------------------------  ----------------------  --------------
            JOHN A. GEORGES               Chairman of the Board,  March 31, 1995
----------------------------------------     Chief Executive
           (JOHN A. GEORGES)               Officer and Director


            JOHN T. DILLON*                   Executive Vice      March 31, 1995
----------------------------------------  President and Director
            (JOHN T. DILLON)

          WILLARD C. BUTCHER*                    Director         March 31, 1995
----------------------------------------
          (WILLARD C. BUTCHER)

            ROBERT J. EATON*                     Director         March 31, 1995
----------------------------------------
           (ROBERT J. EATON)

           STANLEY C. GAULT*                     Director         March 31, 1995
----------------------------------------
           (STANLEY C. GAULT)

           THOMAS C. GRAHAM*                     Director         March 31, 1995
----------------------------------------
           (THOMAS C. GRAHAM)

           ARTHUR G. HANSEN*                     Director         March 31, 1995
----------------------------------------
           (ARTHUR G. HANSEN)

           DONALD F. MCHENRY*                    Director         March 31, 1995

----------------------------------------
          (DONALD F. MCHENRY)

           PATRICK F. NOONAN*                    Director         March 31, 1995
----------------------------------------
          (PATRICK F. NOONAN)

           JANE C. PFEIFFER*                     Director         March 31, 1995
----------------------------------------
           (JANE C. PFEIFFER)

         EDMUND T. PRATT, JR.*                   Director         March 31, 1995
----------------------------------------
         (EDMUND T. PRATT, JR.)

                  NAME                            TITLE                DATE
----------------------------------------  ----------------------  --------------

          CHARLES R. SHOEMATE*                   Director         March 31, 1995
----------------------------------------
         (CHARLES R. SHOEMATE)

            ROGER B. SMITH*                      Director         March 31, 1995
----------------------------------------
            (ROGER B. SMITH)

            ROBERT C. BUTLER              Senior Vice President   March 31, 1995
----------------------------------------   and Chief Financial
           (ROBERT C. BUTLER)                    Officer


            ANDREW R. LESSIN               Controller and Chief   March 31, 1995
----------------------------------------    Accounting Officer
           (ANDREW R. LESSIN)

*By          JAMES W. GUEDRY
   -------------------------------------
    (JAMES W. GUEDRY, ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1994 LISTING OF FACILITIES

PRINTING PAPERS
PULP, COATED AND UNCOATED
  PAPERS AND BRISTOLS
  Domestic:
     Mobile, Alabama
     Selma, Alabama
       (Riverdale Mill)
     Camden, Arkansas
     Pine Bluff, Arkansas
     Bastrop, Louisiana
       (Louisiana Mill)
     Springhill, Louisiana
     Jay, Maine
       (Androscoggin Mill)
     Miller Falls, Massachusetts
     Westfield, Massachusetts
     West Springfield,
       Massachusetts
     Woronoco, Massachusetts
     Moss Point, Mississippi
     Natchez, Mississippi
     Corinth, New York
       (Hudson River Mill)
     Ticonderoga, New York
     Hamilton, Ohio
     Erie, Pennsylvania
     Lock Haven, Pennsylvania
     Georgetown, South Carolina
  International:
     Cali, Colombia
     Coloto, Colombia
     Strasbourg, France
       (La Robertsau Mill)
     Clermont-Ferrand, France
       (Corimex Mill)
     Saillat, France
     Grenoble, France
       (Lancey and
       Pont De Claix Mills)
     Maresquel, France
     Saint Die, France
       (Anould Mill)
     Bergisch Gladbach, Germany
       (Gorhrsmuhle Mill)
     Duren, Germany
       (Reflex Mill)
     Kwidzyn, Poland

PACKAGING

CONTAINERBOARD
  Domestic:
     Mansfield, Louisiana
     Pineville, Louisiana
     Vicksburg, Mississippi
     Oswego, New York
     Gardiner, Oregon
  International:
     Arles, France

CORRUGATED CONTAINER
  Domestic:
     Mobile, Alabama
     Russellville, Arkansas
     Carson, California
     Modesto, California
     San Jose, California
     Stockton, California
     Putnam, Connecticut
     Auburndale, Florida
     Chicago, Illinois
     Shreveport, Louisiana
     Springhill, Louisiana
     Detroit, Michigan
     Minneapolis, Minnesota
     Geneva, New York
     Tallman, New York
     Statesville, North Carolina
     Cincinnati, Ohio
     Wooster, Ohio
     Mount Carmel, Pennsylvania
     Georgetown, South Carolina
     Nashville, Tennessee
     Dallas, Texas
     Edinburg, Texas
     El Paso, Texas
     Delevan, Wisconsin
     Fond du Lac, Wisconsin
  International:
     Las Palmas, Canary Islands
     Arles, France
     Chalon-sur-Saone, France
     Chantilly, France
     Creil, France
     LePuy, France
     Mortagne, France
     Guadeloupe, French West
       Indies
     Bellusco, Italy
     Catania, Italy
     Pedemonte, Italy
     Pomezia, Italy
     San Felice, Italy

     Barcelona, Spain
     Bilbao, Spain
     Valladolid, Spain
     Winsford, United Kingdom

BLEACHED BOARD
     Pine Bluff, Arkansas
     Moss Point, Mississippi
     Georgetown, South
       Carolina
     Texarkana, Texas

LIQUID PACKAGING
  Domestic:
     Turlock, California
     Plant City, Florida
     Atlanta, Georgia
     Cedar Rapids, Iowa
     Kansas City, Kansas
     Framingham, Massachusetts
     Kalamazoo, Michigan
     Raleigh, North Carolina
     Philadelphia, Pennsylvania
  International:
     Edmonton, Alberta, Canada
     London, Ontario, Canada
     Longueil, Quebec, Canada
     Santiago, Dominican Republic
     Tel Aviv, Israel
     Perugia, Italy
     Kingston, Jamaica
     Tokyo, Japan
     Seoul, Korea
     Taipei, Taiwan
     Caracas, Venezuela

FOLDING CARTON
     Clinton, lowa
     Hopkinsville, Kentucky
     Cincinnati, Ohio
     Richmond, Virginia

LABEL
     Commerce, California
     Peoria, Illinois
     Bowling Green, Kentucky

KRAFT PAPER
     Mobile, Alabama
     Camden, Arkansas

GROCERY BAGS & SACKS

     Mobile, Alabama
     Jackson, Tennessee

MULTIWALL BAGS
     Camden, Arkansas
     Pittsburg, Kansas
     Wilmington, Ohio
ENVELOPES
     Glendale, California
     San Francisco, California

DISTRIBUTION
WHOLESALE AND RETAIL DISTRIBUTION
(283 distribution branches)
 ResourceNet International
  Domestic:
     Arvey Paper and Office Products
       Chicago, Illinois
       23 locations nationwide
     Dillard Paper
       Greensboro, North Carolina
       84 branches in the Middle
       Atlantic States and
       Southeast
     Dixon Paper Company
       Denver, Colorado
       23 branches in the West and
       Midwest
     Industrial Materials
       Distributors
       Erlanger, Kentucky
       13 branches in New England,
       and Middle Atlantic States,
       Midwest, South and West
     Ingram Paper
       City of Industry, California
       7 locations in the
       Southwest and Hawaii
     Kirk Paper Company
       Downey, California
       26 locations in the
       West, Southwest,
       and Northwest
     Leslie Paper
       Minneapolis, Minnesota
       15 locations in the
       Midwest
     Northeast Region
       Erlanger, Kentucky
       39 branches in New England,
       Middle Atlantic States,
       Midwest and
       District of Columbia
     Western Pacific

       Portland, Oregon
       3 locations in the Northwest
     Western Paper Company
       Overland Park, Kansas
       43 branches in the West,
       Midwest and South

  International:
     Plastic & Paper Sales, Ltd.
       Toronto, Ontario, Canada
     Chihuahua, Chihuahua, Mexico
       3 locations
  Other International:
     Aussedat Rey France
       Distribution S.A., Pantin,
          France
     Scaldia Papier BV,
       Nijmegen, Netherlands
     Aalbers Paper Products
       Veenendaal, Netherlands
FOREST PRODUCTS
FORESTLANDS
  Approximately 6.1 million
     acres in the South, Northeast
     and Northwest

WOOD PRODUCTS
  Domestic:
     Maplesville, Alabama
     Tuscaloosa, Alabama
     Gurdon, Arkansas
     Leola, Arkansas
     Whelen Springs, Arkansas
     DeRidder, Louisiana
     Springhill, Louisiana
     Morton, Mississippi
     Wiggins, Mississippi
     Joplin, Missouri
     Pleasant Hill, Missouri
     Madison, New Hampshire
     Sampit, South Carolina
     Henderson, Texas
     Mineola, Texas
     Nacogdoches, Texas
     New Boston, Texas
     Building Products
       Ukiah, California
       Lisbon Falls, Maine
       Laurel, Mississippi
       Towanda, Pennsylvania
     Fiberboard
       Spring Hope, North Carolina
       Pilot Rock, Oregon

       Marion, South Carolina
     Particleboard
       Danville, Virginia
       Stuart, Virginia
       Waverly, Virginia
     Slaughter
       Dallas, Texas
       2 branches in the Southwest
       and Northwest
     McEwen Lumber Company
       High Point, North Carolina
       14 branches in the Southeast
  International:
     INTAMASA
       Cella, Spain
     Masonite Africa Limited
       Estcourt Plant
REALTY PROJECTS
  Haig Point Plantation
     Daufuskie Island, South Carolina

SPECIALTY PRODUCTS
NONWOVEN PRODUCTS
  Domestic:
     Athens, Georgia
     Griswoldville, Massachusetts
     Walpole, Massachusetts
     Lewisburg, Pennsylvania
     Bethune, South Carolina
     Green Bay, Wisconsin
  International:
     Liege, Belgium
     Toronto, Ontario, Canada
     Yokohama, Japan
     San Jose Ituebide, Mexico
IMAGING PRODUCTS
  Domestic:
     Jacksonville, Florida
     Holyoke, Massachusetts
     Binghamton, New York
  International:
     Melbourne, Australia
     Saint-Priest, France
     Munich, Germany
     Mobberley, Great Britain
     Morley, Great Britain
     Fribourg, Switzerland

CHEMICAL PRODUCTS
  Domestic:
     Panama City, Florida

     Pensacola, Florida
     Port St. Joe, Florida
     Oakdale, Louisiana
     Springhill, Louisiana
     Gulfport, Mississippi
     Picayune, Mississippi
  International:
     Sandarne, Sweden
     Greaker, Norway
MINERALS
  Alvin, Texas
  Houston, Texas
  Midland, Texas
SPECIALTY PANELS AND LAMINATED
PRODUCTS
  Domestic:
     Chino, California
     Ukiah, California
     Cordele, Georgia
     Glasgow, Kentucky
     Louisville, Kentucky
     Monticello, Kentucky (2 plants)
     Odenton, Maryland
     Laurel, Mississippi
     Statesville, North Carolina
     Tarboro, North Carolina
     Towanda, Pennsylvania
     Portland, Tennessee
     Waverly, Virginia
     Oshkosh, Wisconsin
  International:
     Pori, Finland
     Bergerac, France (Couze Mill)
     Ussel, France
     Barcelona, Spain (Durion Mill)

INDUSTRIAL AND PACKAGING PAPERS
  Thilmany Pulp & Paper Company
     Knoxville, Tennessee
     Kaukauna, Wisconsin
  Nicolet Paper Company
     De Pere, Wisconsin
  Jay, Maine
     (Androscoggin Mill)
  Akrosil
       Domestic:
          Menasha, Wisconsin
          Lancaster, Ohio
       International:
          Limburg, Netherlands

                                 EXHIBIT INDEX

Exhibit
  No.              Exhibit Description
-------            -------------------
(10)  (a) Form of Termination Agreement, Tier I*
      (b) Form of Termination Agreement, Tier II*
      (c) Form of Termination Agreement, Tier III*
      (d) Revolving Credit Agreement, dated January 24, 1995
(11)  Statement of Computation of Per Share Earnings
(12)  Computation of Ratio of Earnings to Fixed Charges
(13)  1994 Annual Report to Shareholders of the Company
(18)  Letter on a Change in Accounting Principles
(21)  List of Significant Subsidiaries
(22)  Proxy Statement, dated March 31, 1995
(23)  Consent of Independent Public Accountants
(24)  Power of Attorney
(27)  Financial Data Schedule
(99)  (a) Management Incentive Plan*
      (b) Long-Term Incentive Compensation Plan*
      (c) Unfunded Savings Plan for Senior Managers
      (d) Non-Funded Deferred Compensation Plan for Non-Employee Directors

------------------
* Previously filed in the Annual Report on Form 10-K, for the year ended December 31, 1992.