Form 10-Q
period 1995-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1995-05-05
CIK 51434

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    --------------------------------------

For Quarter Ended March 31, 1995                  Commission file number 1-3157

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

                         Yes  X               No
                             ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Common stock outstanding on April 28, 1995: 126,680,397 shares.

                          INTERNATIONAL PAPER COMPANY

                                     INDEX
                                                                       Page No.
                                                                       --------
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Earnings -
         Three Months Ended March 31, 1995 and 1994                        3

         Consolidated Balance Sheet -
         March 31, 1995 and December 31, 1994                             4-5

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1995 and 1994                        6

         Notes to Consolidated Financial
         Statements                                                       7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9-10

Item 3.  Other Financial Information                                       11

PART II. Other Information

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                              *
Item 3.  Defaults upon Senior Securities                                    *
Item 4.  Submission of Matters to a Vote of Security Holders                *
Item 5.  Other Information                                                  *
Item 6.  Exhibits and Reports on Form 8-K                                  13
Signatures                                                                 14

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                  (Unaudited)
                    (In millions, except per-share amounts)
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1995       1994
                                                              ------     ------
Net Sales                                                     $4,492     $3,414
                                                              ------     ------
Costs and Expenses
    Cost of products sold                                      3,239      2,567
    Depreciation and amortization                                234        216
    Distribution expenses                                        179        154
    Selling and administrative expenses                          304        244
    Taxes other than payroll and income taxes                     41         38
                                                              ------     ------
Total Costs and Expenses                                       3,997      3,219
                                                              ------     ------
Earnings Before Interest, Income Taxes and
  Cumulative Effect of Accounting Change                         495        195
    Interest expense, net                                        104         77
                                                              ------     ------
Earnings Before Income Taxes and Cumulative
  Effect of Accounting Change                                    391        118
    Provision for income taxes                                   145         42
                                                              ------     ------
Earnings Before Cumulative Effect of Accounting Change           246         76

  Cumulative effect of change in accounting
    for start-up costs (less tax benefit of $50)                            (75)
                                                              ------     ------
Net Earnings                                                  $  246     $    1
                                                              ======     ======
Earnings per Common Share

Earnings before cumulative effect of accounting change        $ 1.95     $ 0.61

  Cumulative effect of change in accounting
    for start-up costs                                                    (0.60)
                                                              ------     ------
Earnings per Common Share                                     $ 1.95     $ 0.01
                                                              ======     ======
Average Shares of Common Stock Outstanding                     126.4      124.2
                                                              ======     ======
Cash Dividends per Common Share                               $ 0.42     $ 0.42
                                                              ======     ======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                          March 31,  December 31,
                                            1995        1994
                                          ---------  ------------
Assets

Current Assets
   Cash and temporary investments          $   196     $   270
   Accounts and notes receivable, net        2,567       2,241
   Inventories                               2,223       2,075
   Other current assets                        292         244
                                           -------     -------
Total Current Assets                         5,278       4,830

Plants, Properties and Equipment, Net        9,318       9,139
Forestlands                                    811         802
Investments                                  1,066       1,032
Goodwill                                       805         763
Deferred Charges and Other Assets            1,326       1,270
                                           -------     -------
Total Assets                               $18,604     $17,836
                                           =======     =======

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL PAPER COMPANY
                      Consolidated Balance Sheet
                              (Unaudited)
                             (In millions)

                                                        March 31,  December 31,
                                                          1995        1994
                                                        ---------  ------------
Liabilities and Common Shareholders' Equity

Current Liabilities
   Notes payable and current maturities of
     long-term debt                                      $ 2,340     $ 2,083
   Accounts payable and accrued liabilities                2,162       1,951
                                                         -------     -------
Total Current Liabilities                                  4,502       4,034

Long-Term Debt                                             4,411       4,464
Deferred Income Taxes                                      1,654       1,612
Minority Interest and Other Liabilities                    1,200       1,212

Common Shareholders' Equity
   Common stock, $1 par value, issued
      1995 - 128.7 shares, 1994 - 128.2 shares               129         128
   Paid-in capital                                         1,903       1,786
   Retained earnings                                       4,904       4,711
                                                         -------     -------
                                                           6,936       6,625
   Less:  Common stock held in treasury, at cost;
      1995 - 2.1 shares, 1994 - 2.3 shares                    99         111
                                                         -------     -------
Total Common Shareholders' Equity                          6,837       6,514
                                                         -------     -------
Total Liabilities and
Common Shareholders' Equity                              $18,604     $17,836
                                                         =======     =======

  The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                   1995     1994
                                                   ----     ----
Operating Activities
   Net earnings                                    $246     $  1
   Cumulative effect of accounting change                     75
   Noncash items
      Depreciation and amortization                 234      216
      Deferred income taxes                          35        5
      Other, net                                    (15)       4
   Changes in current assets and liabilities
      Accounts and notes receivable                (246)     (97)
      Inventories                                   (94)     (51)
      Other current assets                          (13)     (11)
      Accounts payable and accrued liabilities       86       31
                                                   ----     ----
Cash Provided by Operations                         233      173
                                                   ----     ----
Investment Activities
   Invested in capital projects                    (243)    (207)
   Acquisitions
      Other assets and liabilities, net              (9)
   Investments in affiliated companies                      (299)
   Other                                            (57)     (41)
                                                   ----     ----
Cash Used for Investment Activities                (309)    (547)
                                                   ----     ----
Financing Activities
   Issuance of common stock                          14       41
   Issuance of debt                                  37      320
   Reduction of debt                                (58)      (9)
   Change in bank overdrafts                         80      (74)
   Dividends paid                                   (53)     (53)
   Other                                            (23)      29
                                                   ----     ----
Cash Provided by (Used for) Financing Activities     (3)     254
                                                   ----     ----
Effect of Exchange Rate Changes on Cash               5        1
                                                   ----     ----
Change in Cash and Temporary Investments            (74)    (119)
Cash and Temporary Investments
   Beginning of the period                          270      242
                                                   ----     ----
   End of the period                               $196     $123
                                                   ====     ====


The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1994, which has previously been filed with the Commission.

2. In January 1995, the Company acquired both Seaman-Patrick Paper Company and Carpenter Paper Company, two Michigan-based paper distribution companies by issuing approximately 442,000 shares of Company common stock for all of the outstanding shares of these companies.

    In March 1994, the Company acquired from Brierley Investments Limited an additional 8% interest in Carter Holt Harvey Limited, a major New
    Zealand forest products and paper company. The purchase increased the Company's ownership of Carter Holt Harvey Limited to 24 percent.
    In December 1994, the Company completed a merger with Kirk Paper Corporation, a California-based paper distribution company. Also in December, the Company acquired additional stock of Zanders Feinpapiere AG.

    With the exception of Kirk Paper Corporation, which was accounted for as a pooling-of-interests, all of the 1995 and 1994 acquisitions were accounted for using the purchase method.

    The consolidated balance sheet at March 31, 1995, includes preliminary purchase price allocations for Seaman-Patrick and Carpenter Paper Companies and the additional purchase of Zanders. The consolidated balance sheet at December 31, 1994 includes preliminary purchase price allocations for Zanders. Final allocations for the above acquisitions will be completed in 1995.

3.  Inventories by major category include:

                                                   March 31,      December 31,
                                                     1995             1994
                                                   ---------      ------------
                                                          (In millions)
    Raw materials                                   $  406           $  365
    Finished pulp, paper and packaging products      1,149            1,067
    Finished imaging products                          164              152
    Finished lumber and panel products                  91               77
    Operating supplies                                 331              335

    Other                                               82               79
                                                    ------           ------
          Total                                     $2,223           $2,075
                                                    ======           ======

4. Interest payments made during the three months ended March 31, 1995 and 1994 were $114 million and $88 million, respectively. Income tax payments made during each of the three month periods ended March 31, 1995 and 1994 were $6 million.

5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $99 million and $102 million at March 31, 1995 and December 31, 1994, respectively.

6. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

7.  Subsequent Events

    In April 1995, the Company acquired from Brierley Investments Limited, 131.8 million shares of Carter Holt Harvey stock (representing approximately 8% of the company) for NZ $470 million (approximately $316 million). This purchase increased the Company's ownership of CHH to 31.3%. Also in April, an additional 325.8 million CHH shares were acquired through open-market purchases for NZ $3.80 per share (approximately $834 million) bringing the Company's total ownership in CHH to 50.2% on a fully diluted basis. All of the above share purchases, including the acquisition from Brierley, were financed with additional borrowings totaling approximately $1.1 billion.

    Additionally, on April 28, 1995, the Company published a public tender offer for all of the shares of Holvis AG for 435 Swiss francs per share. This offer is subject to the Company receiving a majority of Holvis' shares. Holvis is a Basel-based Swiss holding company with one million registered shares, of which approximately 886,000 are held by the public. Holvis has two primary businesses: Fiberweb, an international nonwovens manufacturing company with operations in the United States, Sweden, France and Italy; and Muhlebach, a paper distribution company based in Switzerland.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper reported 1995 first-quarter net earnings of $246 million or $1.95 per share, a more than threefold increase over 1994 first-quarter net earnings of $76 million or $.61 per share (before the cumulative effect of a change in accounting for start-up costs). The first-quarter performance was also nearly a 60% increase over 1994 fourth-quarter earnings of $154 million or $1.23 per share.


First-quarter 1995 net sales were $4.5 billion, a 32% increase over first-quarter 1994 net sales of $3.4 billion and a 10% increase over fourth-quarter 1994 net sales of $4.1 billion. Both the sales and operating earnings totals were a record for any quarter.

Current-period results reflect a dramatic upturn in the paper industry and the Company is well positioned to take full advantage of it. With growing economies around the world and limited additional capacity coming on line, the industry should experience a favorable supply and demand balance for several quarters.

Printing Papers first-quarter 1995 net sales increased 54% to $1.5 billion compared with $955 million in the first quarter of 1994. Printing Papers operating profits in the United States and Europe more than doubled compared with the 1994 fourth quarter and rebounded from the operating loss recorded in the first quarter of 1994. All paper grades are in tight supply and prices for most grades have recovered and are increasing.

Packaging net sales for the first quarter of 1995 increased 26% to $955 million, up from $755 million in the comparable 1994 quarter. Operating earnings were up approximately 30% from the 1994 fourth quarter and about tripled as compared with the 1994 first quarter. Industrial packaging turned in the strongest performance. Higher prices and strong demand more than compensated for the effects of increased raw material costs.

Distribution first-quarter 1995 net sales increased 49% to $1.2 billion as compared with $800 million in the first quarter of 1994. Operating profit was up substantially from the 1994 fourth quarter and was about double as compared with the first quarter of 1994 due to strong demand and improved prices. Sales and profit contributions from the Seaman-Patrick and Carpenter Paper acquisitions and the 1994 merger with Kirk Paper Corporation favorably impacted results for the 1995 first quarter.

Specialty Products sales for the 1995 first quarter increased 14% to $715 million compared with $625 million in the first quarter of 1994. Operating profits for the specialty businesses were down slightly from the 1994 fourth quarter and also declined from 1994 first-quarter levels as some businesses were affected by lower housing starts and sales volumes.

Forest Products net sales declined 9% to $385 million from $425 million in the 1994 first quarter. Although down from the 1994 first quarter, operating profit for the 1995 first quarter improved significantly over the fourth quarter of 1994. Extensive rains in the southern United States have made logging conditions more difficult and put a premium on wood that can be harvested in wet weather. Prices for sawtimber are at record high levels, but as weather conditions dry out, prices should retract.

Overall, continued earnings momentum is expected for the next quarter as further price increases are implemented and wood fiber costs return to more normal levels. Real sales growth for the entire company is expected to be between 6 and 8 percent for the next two years based on 1995 dollars. This growth will be the result of additional capacity coming on stream this year and next, and excludes acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow totaled $233 million for the first quarter of 1995, up from $173 million in the comparable 1994 period. Higher earnings and noncash charges exceeded increased working capital requirements, particularly for accounts receivable, leading to the increase over the prior year.

Investments in capital projects totaled $243 million for the three months, up from $207 million in the 1994 first quarter.

Dividend payments were $53 million or $.42 per common share. Net debt retirements totaled $21 million for the first quarter of 1995. During the period, $37 million of debt (primarily industrial revenue bonds) was issued and $58 million of debt (primarily short-term bank borrowings) was retired.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to meet capital expenditures which are expected to be about $1.3 billion for 1995.

ITEM 3. OTHER FINANCIAL INFORMATION
- -----------------------------------

                           Sales by Industry Segment
                                      and
                            Production by Products
                                  (Unaudited)

Sales by Industry Segment (In millions)

                                     Three Months Ended
                                          March 31,
                                     ------------------
                                        1995    1994
                                        ----    ----
Printing Papers                        $1,475  $  955
Packaging                                 955     755
Distribution                            1,195     800
Specialty Products                        715     625
Forest Products                           385     425
Less:  Intersegment Sales                (233)   (146)
                                       ------  ------
Net Sales                              $4,492  $3,414
                                       ======  ======

Production by Products
                                     Three Months Ended
                                          March 31,
                                     ------------------
                                        1995    1994
                                        ----    ----
Printing Papers (In thousands of tons)
     White Papers and Bristols           849     810
     Coated Papers                       322     256
     Market Pulp (A)                     428     419
     Newsprint                            21      11

Packaging (In thousands of tons)
     Containerboard                      543     489
     Bleached Packaging Board            265     248
     Industrial Papers                   160     151
     Industrial and Consumer
       Packaging (B)                     779     732

Forest Products (In millions)
     Panels (sq. ft. 3/8" basis) (C)     206     207
     Lumber (board feet)                 218     233

(A)  This excludes market pulp purchases.
(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C)  Panels include plywood and oriented strand board.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DIOXIN LITIGATION

As reported in the Annual Report of Form 10-K for the year ended December 31, 1994 (the "Annual Report"), the appeal by plaintiff from a ruling of the U.S. District Court for the Middle District of Louisiana dismissing Dow Chemical and its employees was argued in the U.S. Fifth Circuit Court of Appeals on April 3, 1995. On April 26, 1995, the Court ruled in the Company's favor. The case will be returned to the Federal District Court for further proceedings.

The remaining five cases in the U.S. Federal District Court for the Southern District of Mississippi alleging that the Company polluted and damaged the Pascagoula and Escatawpa Rivers by releasing dioxin and 40 other chemicals, as reported in the Annual Report, were set for trial on April 17, 1995. On April 4th, the Federal judge entered a Summary Judgment in favor of the Company in three of the five cases remaining and Partial Summary Judgment in the other two. The following morning the plaintiffs in these two cases filed Motions to Dismiss their remaining claims. The Company has opposed these Motions to Dismiss. The Court has continued the April 17th trial date pending resolution of these motions.

The Annual Report referenced 70 cases currently pending in Mississippi State Court consolidated before one judge, noting that a scheduling order had been presented requesting that the first trial of these cases be set for November 1995. A Scheduling Order has now been entered setting the first of these cases for trial on November 27, 1995, in Pascagoula, Mississippi.

The Annual Report reported that there were 70 dioxin cases pending in State Court and six pending in Federal Court for a total of 76 Mississippi cases as of February 28, 1995. Based on the dismissals reported above, there are now 70 State Court and three Federal Court cases pending for a total number of plaintiffs in these cases of 5,087 versus 5,090 as reported in the Annual Report.

OTHER LITIGATION

The United States Attorney's Office for the Southern District of Mississippi and EPA Region IV, are investigating through a Federal Grand Jury, Arizona Chemical Company ("Arizona"), a subsidiary of the Company. Arizona has been informed that it is a target of the investigation, which relates to environmental issues at Arizona facilities in Gulfport and Picayune, Mississippi. Arizona is cooperating with the investigation. EPA investigators have interviewed some of Arizona's current and former employees with respect to the foregoing matters and several have testified before the Federal Grand Jury. The Company and Arizona have also received and are in the process of complying with Federal Grand Jury subpoenas seeking production of documents relating to these matters. Although grand jury proceedings are by law secret, we believe the investigation is in a preliminary stage. While we are unable to predict the outcome of the investigation, we believe that it will not have a material adverse effect on the Company's future financial condition and results of operations.

                      PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits

     (3)   By-Laws, as amended April 11, 1995
     (11)  Statement of Computation of Per Share Earnings
     (12)  Computation of Ratio of Earnings to Fixed Charges
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     Current reports on Form 8-K were filed by the Company on April 11, 1995 and April 21, 1995, in addition to those previously set forth for the period covered by this report, in the Annual Report on Form 10-K for the year ended December 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)

Date:  May 5, 1995                       By /s/ ROBERT C. BUTLER
                                         Robert C. Butler
                                         Senior Vice President
                                         and Chief Financial Officer

Date:  May 5, 1995                       By /s/ ANDREW R. LESSIN
                                         Andrew R. Lessin
                                         Controller and Chief
                                         Accounting Officer

                             EXHIBIT INDEX

Exhibit No.                 Exhibit Description
- -----------                 -------------------

     3                      By-Laws, as amended April 11, 1995
    11                      Statement of Computation of Per Share Earnings
    12                      Computation of Ratio of Earnings to Fixed Charges
    27                      Financial Data Schedule