Form 10-Q
period 1995-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1995-08-14
CIK 51434

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                            --------------

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
                --------------------------------------

For Quarter Ended June  30, 1995                  Commission file number 1-3157


                          INTERNATIONAL PAPER COMPANY
            (Exact name of registrant as specified in its charter)


           New York                                        13 0872805
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation of organization)                        Identification No.)

 Two Manhattanville Road, Purchase, NY                        10577
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

                         Yes  X             No____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Common stock outstanding on July 31, 1995: 127,289,103

                          INTERNATIONAL PAPER COMPANY

                                     INDEX

                                                                  Page No.

                                                                  --------
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Earnings -
         Three Months and Six Months Ended June 30,
         1995 and 1994                                               3

         Consolidated Balance Sheet -
         June 30, 1995 and December 31, 1994                        4-5

         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1995 and 1994                     6

         Notes to Consolidated Financial
         Statements                                                 7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              9-11

Item 3.  Other Financial Information                               12-13

PART II. Other Information

Item 1.  Legal Proceedings                                           14
Item 2.  Changes in Securities                                        *
Item 3.  Defaults upon Senior Securities                              *
Item 4.  Submission of Matters to a Vote of Security Holders         15
Item 5.  Other Information                                            *
Item 6.  Exhibits and Reports on Form 8-K                            16
Signatures                                                           17


* Omitted since no answer is called for, answer is in the negative or inapplicable.

                    PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      INTERNATIONAL PAPER COMPANY
                  Consolidated Statement of Earnings
                              (Unaudited)
                (In millions, except per-share amounts)



                                                                    Three Months Ended   Six Months Ended
                                                                          June 30,            June 30,
                                                                    ------------------   -----------------
                                                                      1995       1994      1995     1994
                                                                    -------    -------   -------   -------
Net Sales                                                           $ 5,084    $ 3,633   $ 9,576   $ 7,047
                                                                    -------    -------   -------   -------
Costs and Expenses
    Cost of products sold                                             3,532      2,702     6,756     5,253
    Depreciation and amortization                                       264        219       498       435
    Distribution expenses                                               205        175       384       329
    Selling and administrative expenses                                 346        258       650       502
    Taxes other than payroll and income taxes                            45         40        86        78
                                                                    -------    -------   -------   -------
Total Costs and Expenses                                              4,392      3,394     8,374     6,597
                                                                    =======    =======   =======   =======
Earnings Before Interest, Income Taxes, Minority
    Interest and Cumulative Effect of Accounting
    Change                                                              692        239     1,202       450

    Interest expense, net                                               138         86       242       163
                                                                    -------    -------   -------   -------
Earnings Before Income Taxes, Minority Interest
     and Cumulative Effect of Accounting Change                         554        153       960       287

     Provision for income taxes                                         195         50       341        93
     Minority interest expense, net of taxes                             43         12        57        27
                                                                    -------    -------   -------   -------
Earnings Before Cumulative Effect of Accounting Change                  316         91       562       167

     Cumulative effect of change in accounting
        for start-up costs (less tax benefit of $50)                                                   (75)
                                                                    -------    -------   -------   -------
Net Earnings                                                        $   316    $    91   $   562   $    92
                                                                    =======    =======   =======   =======
Earnings per Common Share

Earnings before cumulative effect of accounting change              $  2.49    $  0.73   $  4.44   $  1.34

     Cumulative effect of change in accounting for start-up costs                                    (0.60)
                                                                    -------    -------   -------   -------
Earnings per Common Share                                           $  2.49    $  0.73   $  4.44   $  0.74
                                                                    =======    =======   =======   =======
Average Shares of Common Stock Outstanding                            126.8      124.6     126.6     124.4
                                                                    =======    =======   =======   =======
Cash Dividends per Common Share                                     $  0.42    $  0.42   $  0.84   $  0.84
                                                                    =======    =======   =======   =======


The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)


                                                    June 30,  December 31,
                                                      1995       1994
                                                    --------  ------------
Assets

Current Assets
   Cash and temporary investments                   $   347   $   270
   Accounts and notes receivable, net                 2,884     2,241
   Inventories                                        2,687     2,075
   Other current assets                                 284       244
                                                   --------  --------
Total Current Assets                                  6,202     4,830
                                                   --------  --------
Plants, Properties and Equipment, Net                10,577     9,139
Forestlands                                           2,871       802
Investments                                           1,426     1,032
Goodwill                                              1,275       763
Deferred Charges and Other Assets                     1,387     1,270
                                                   --------  --------
Total Assets                                        $23,738   $17,836
                                                   ========  ========



The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                (Unaudited)
                               (In millions)

                                                    June 30,  December 31,
                                                      1995       1994
                                                    -------   -----------
Liabilities and Common Shareholders' Equity

Current Liabilities
     Notes payable and current maturities
     of long-term debt                              $ 3,721   $ 2,083
     Accounts payable and accrued liabilities         2,502     1,951
                                                    -------   -------
Total Current Liabilities                             6,223     4,034

                                                    -------   -------
Long-Term Debt                                        5,641     4,464
Deferred Income Taxes                                 1,876     1,612
Other Liabilities                                       873       870
Minority Interest                                     1,966       342
Common Shareholders' Equity
      Common stock, $1 par value, issued
      1995 - 128.7 shares, 1994 - 128.2 shares          129       128
   Paid-in capital                                    1,944     1,786
   Retained earnings                                  5,167     4,711
                                                    -------   -------
                                                      7,240     6,625
   Less:  Common stock held in treasury, at cost;
      1995 - 1.7 shares, 1994 - 2.3 shares               81       111
                                                    -------   -------
Total Common Shareholders' Equity                     7,159     6,514
                                                    -------   -------
Total Liabilities and
Common Shareholders' Equity                         $23,738   $17,836
                                                    =======   =======


The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                   Six Months Ended
                                                       June 30,
                                                    1995      1994
                                                 -------    -------
Operating Activities
   Net earnings                                  $   562    $    92
   Cumulative effect of accounting change                        75
   Noncash items
      Depreciation and amortization                  498        435
      Deferred income taxes                           76          7
      Other, net                                       9        (16)
   Changes in current assets and liabilities
      Accounts and notes receivable                 (303)      (258)
      Inventories                                   (215)       (29)
      Other current assets                           (31)        (1)
      Accounts payable and accrued liabilities       144         14
                                                 -------    -------
Cash Provided by Operations                          740        319
                                                 -------    -------
Investment Activities
   Invested in capital projects                     (573)      (418)

   Acquisitions and investments, net of
     cash acquired                                (1,074)      (299)
   Consolidation of equity investment                241
   Other                                             (92)       (60)
                                                 -------    -------
Cash Used for Investment Activities               (1,498)      (777)
                                                 -------    -------
Financing Activities
   Issuance of common stock                           31         52
   Issuance of debt                                1,343        685
   Reduction of debt                                (390)       (56)
   Change in bank overdrafts                          (3)      (119)
   Dividends paid                                   (106)      (105)
   Other                                             (50)       (50)
                                                 -------    -------
Cash Provided by Financing Activities                825        407
                                                 -------    -------
Effect of Exchange Rate Changes on Cash               10          2
                                                 -------    -------
Change in Cash and Temporary Investments              77        (49)
Cash and Temporary Investments
   Beginning of the period                           270        242
                                                 -------    -------
   End of the period                             $   347    $   193
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

2.  In late April 1995, the Company acquired from Brierley Investments Limited,
    131.8 million shares of Carter Holt Harvey Limited, a major New Zealand forest products and paper company (representing approximately 8% of the company) for NZ $470 million (approximately $316 million). This purchase increased the Company's ownership of CHH to 31.3%. Also in late April, an additional 325.8 million CHH shares were acquired through open-market purchases for NZ $3.80 per share (approximately $834 million) bringing the Company's total ownership in CHH to 50.2% on a fully diluted basis. All of the above share purchases, including the acquisition from Brierley, were financed with additional borrowings totaling approximately $1.1 billion. The Company's financial statements reflect the consolidation of Carter Holt Harvey effective May 1, 1995.

    In January 1995, the Company acquired both Seaman-Patrick Paper Company and Carpenter Paper Company, two Michigan-based paper distribution companies, by issuing approximately 442,000 shares of Company common stock for all of the outstanding shares of these companies.

    In March 1994, the Company acquired from Brierley Investments Limited an additional 8% interest in Carter Holt Harvey. The purchase increased the Company's ownership of Carter Holt Harvey to approximately 24 percent. In December 1994, the Company completed a merger with Kirk Paper Corporation, a California-based paper distribution company. Also in December, the Company acquired additional stock of Zanders Feinpapiere AG, a majority-owned subsidiary.

    With the exception of Kirk Paper Corporation, which was accounted for as a pooling-of-interests, all of the 1995 and 1994 acquisitions were accounted for using the purchase method.

    The consolidated balance sheet at June 30, 1995, includes preliminary purchase price allocations for Seaman-Patrick and Carpenter Paper Companies and the additional purchases of Carter Holt Harvey and Zanders. The consolidated balance sheet at December 31, 1994 includes a preliminary purchase price allocation for Zanders. Except for Carter Holt Harvey, final allocations for the above acquisitions will be completed in 1995. Final allocations for Carter Holt Harvey will be completed in 1996.

3.  Inventories by major category include:
                                                     June 30, December 31,
                                                       1995      1994
                                                     -------- ------------
                                                       (In millions)

    Raw materials                                     $  542   $  365
    Finished pulp, paper and packaging products        1,274    1,067
    Finished imaging products                            169      152
    Finished lumber and panel products                   141       77
    Operating supplies                                   377      335
    Other                                                184       79
                                                      ------   ------
      Total                                           $2,687   $2,075
                                                      ======   ======


4. Interest payments made during the six months ended June 30, 1995 and 1994 were $263 million and $164 million, respectively, including payments of $149 million and $76 million for the 1995 and 1994 second quarters. Income tax payments made during each of the six-month periods ended June 30, 1995 and 1994 were $209 million and $67 million respectively.


5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $194 million and $102 million at June 30, 1995 and December 31, 1994, respectively.

6. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

7. In the Company's consolidated statement of cash flows, the acquisition of the additional 26% interest in Carter Holt Harvey in late April 1995 is presented net of 26% of the cash acquired. As a result of the consolidation of Carter Holt Harvey, the consolidated statement of cash flows also reflects $241 million of Carter Holt Harvey's cash and temporary investments balance as of the acquisition date. This cash and temporary investments balance was previously not included in the Company's consolidated cash and temporary investments balance because the equity method was used to account for the investment in Carter Holt Harvey before a controlling interest was acquired.

8.  Subsequent Events

    Effective for the third quarter of 1995, the quarterly dividend will be increased from $.42 to $.50 per common share. Additionally, a two-for-one common stock split was announced for the third quarter which will make the quarterly dividend $.25 per common share.

    On July 20, 1995, $450 million of tax deductible convertible preferred securities were issued. The proceeds from the issuance of these securities will be used to retire short-term indebtedness and for general corporate purposes.

    On August 2, 1995, the Company called $200 million of 5 3/4% convertible subordinated debentures. Substantially all of the debentures were converted to Company common stock resulting in approximately 2.9 million additional shares being issued.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

International Paper reported record quarterly earnings of $316 million or $2.49 per share for the second quarter of 1995, a more than threefold increase over 1994 second-quarter net earnings of $91 million or $.73 per share and a 28% increase over first-quarter 1995 net earnings of $246 million or $1.95 per share. Six-month net earnings were $562 million or $4.44 per share compared with $92 million or $.74 per share ($167 million or $1.34 per share before a change in accounting for start-up costs) for the six months of 1994.


The primary reason for the increase in revenues over 1994 were strong price gains in the printing papers and packaging business segments. Second-quarter net sales were a quarterly record of $5.1 billion. Second-quarter net sales were a 40% increase over 1994 second-quarter sales of $3.6 billion and a 13% increase over first-quarter 1995 sales of $4.5 billion. Net sales for the six months were $9.6 billion compared with $7.0 billion for the 1994 six-month period. Second-quarter earnings indicate that the favorable markets for the industry are continuing. Essentially all paper and packaging product lines are experiencing good demand which is expected to continue. The continuation of non-inflationary economic growth in the U.S. and Europe, and limited industry capacity additions, is expected to support demand for most of the Company's products.

The consolidation of Carter Holt Harvey beginning in May 1995 accounted for about six percent of International Paper's consolidated second-quarter sales. Carter Holt Harvey's results are included in each business segment, but its consolidation had a significant impact on year-to-year sales and earnings trends only in the forest and specialty products segments (see the consolidation of Carter Holt Harvey section for other relevant information). Carter Holt Harvey's segment results have been adjusted to conform with International Paper's segment classifications.

Printing Papers 1995 second-quarter net sales increased to $1.6 billion from $1.0 billion in the 1994 second quarter. Less than 10% of the increase was attributable to Carter Holt Harvey. Six-month sales in 1995 totaled $3.1 billion compared with $2.0 billion for the 1994 six-month period. Led by strong price gains in the U.S. and European operations, Printing Papers earnings, including pulp, increased nearly 50% from the previous quarter and were well ahead of the negative results posted in the 1994 second quarter. Paper grades remained in tight supply.

Packaging 1995 second-quarter net sales rose to $1.2 billion from $825 million in the comparable 1994 quarter with Carter Holt Harvey contributing about 30% of the increase. Sales were also up 21% over the first quarter of 1995 due to strong markets and contributions from Carter Holt Harvey. Net sales for the 1995 six-month period were $2.1 billion compared with $1.6 billion in 1994. Second-quarter 1995 Packaging earnings increased approximately threefold over the 1994 second quarter.

Distribution net sales for the 1995 second quarter increased 57% to $1.3 billion from $820 million in the 1994 second quarter and were up slightly from the 1995 first quarter. Carter Holt Harvey's contribution was not significant. Six-month 1995 sales increased to $2.5 billion from $1.6 billion in the same period of 1994. Operating profits for the distribution businesses were up significantly from the 1994 second quarter, and increased slightly over the 1995 first quarter, reflecting price gains and tight supply conditions for printing papers. The 1995 results were also favorably impacted by the 1995 acquisitions of Seaman Patrick and Carpenter Paper and the 1994 merger with Kirk Paper Corporation.

Specialty Products 1995 second-quarter net sales increased to $815 million from $640 million in the 1994 second quarter with approximately 60% of the increase relating to Carter Holt Harvey. Six-month net sales increased to $1.5 billion. Operating earnings in the second quarter of 1995 were lower than the 1994 second quarter, but were higher than the 1995 first quarter. Both sales and earnings for the 1995 second quarter reflect significant contributions from the consolidation of Carter Holt Harvey.

Forest Products 1995 second-quarter net sales increased to $515 million from $445 million in the 1994 second quarter with all of the increase coming from Carter Holt Harvey. Without Carter Holt Harvey, sales would have decreased moderately. Six-month sales were $900 million and $870 million for 1995 and 1994, respectively. Operating earnings were down from the prior year and were lower than the 1995 first quarter reflecting weak demand for wood products and reduced housing starts.


CONSOLIDATION OF CARTER HOLT HARVEY

The Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company, in late April 1995 for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date, the equity accounting method had been utilized.

Approximately 20% of the $1.5 billion increase in second-quarter net sales from 1994 to 1995 was the result of this consolidation. Similarly, the effect of this consolidation on the increases in the components of costs and expenses ranged from 20% to 60%. In addition, interest expense increased as the result of higher International Paper short-term debt used to acquire the additional ownership. The higher short-term debt level also was the major factor in the $817 million reduction in working capital.

Each of the increases in property, plant and equipment, forestlands, goodwill, long-term debt and the minority interest liability were primarily the result of the consolidation of Carter Holt Harvey. Such consolidation also contributed, but to a lesser extent, to the 29% increase in accounts receivable (primarily the result of sales volume and price gains).

The consolidated balance sheet reflects a preliminary allocation of the purchase price.

LIQUIDITY AND CAPITAL RESOURCES


Operating cash flow totaled $740 million for the first six months of 1995, up from $319 million in the comparable 1994 period. Significantly higher earnings and noncash charges exceeded increased working capital requirements leading to the improvement over the prior-year period.

Investments in capital projects totaled $573 million for the six months, up from $418 million for the 1994 six-month period.

The acquisition of the additional interest in Carter Holt Harvey in late April 1995 for $1.1 billion was financed primarily with short-term borrowings. On July 20, 1995, $450 million of tax deductible convertible preferred securities were issued. The proceeds from the issuance of these securities will be used to retire short-term indebtedness and for general corporate purposes.

Dividend payments were $106 million or $.84 per common share for the six-month period. Effective for the third quarter of 1995, the quarterly dividend will be increased from $.42 to $.50 per common share. A two-for-one common stock split effective August 18, 1995, which will make the quarterly dividend $.25 per common share, was also declared for the third quarter.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund its capital expenditures, which are expected to be about $1.5 billion for 1995.


MINORITY INTEREST

The current and prior-year financial statements have been adjusted to present minority interest expense separately. Minority interest expense was previously included as a component of cost of products sold, and a reduction in operating profit, because the amounts were not material. Additionally, both current and prior-year segment operating profit amounts reflect 100% of all majority-owned subsidiaries. Segment operating profit amounts do not include equity earnings from unconsolidated subsidiaries or minority interest expense related to minority shareholders of consolidated subsidiaries. Minority interest expense represents the relative share of earnings attributable to minority shareholders of consolidated subsidiaries.

ITEM 3. OTHER FINANCIAL INFORMATION

                            Industry Segment Data
                                 (Unaudited)

Sales by Industry Segment (In millions)

                             Three Months Ended    Six Months Ended
                                 June 30,               June 30,
                            ------------------    ------------------
                              1995       1994        1995      1994
                            -------    -------    -------    -------

Printing Papers             $ 1,600    $ 1,035    $ 3,075    $ 1,990
Packaging                     1,160        825      2,115      1,580
Distribution                  1,290        820      2,485      1,620
Specialty Products              815        640      1,530      1,265

Forest Products                 515        445        900        870
Less:  Intersegment Sales      (296)      (132)      (529)      (278)
                            -------    -------    -------    -------
Net Sales                   $ 5,084    $ 3,633    $ 9,576    $ 7,047
                            =======    =======    =======    =======


Operating Profit by Industry Segment (In millions)
                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                            1995      1994
                                                         -------    -------
Printing Papers                                          $   495    $   (65)
Packaging                                                    345        105
Distribution                                                  63         34
Specialty Products                                           135        151
Forest Products                                              162        230
                                                         -------    -------
Operating Profit 1                                         1,200        455
   Interest expense, net                                    (242)      (163)
   Corporate items, net                                        2         (5)
                                                         -------    -------
Earnings Before Income Taxes, Minority Interest
   and Cumulative Effect of Accounting Change                960        287
   Provision for income taxes                               (341)       (93)
   Minority interest expense, net of taxes 1                 (57)       (27)
                                                         -------    -------
Earnings Before Cumulative Effect of Accounting Change   $   562    $   167
                                                         =======    =======

1 Operating profit amounts include 100 percent of consolidated results for all majority-owned subsidiaries before reductions for minority interests. The increase in minority interest expense resulted principally from the May 1, 1995 consolidation of Carter Holt Harvey. (Note: Minority interest expense is the share of profit attributable to the other shareholders of consolidated subsidiaries.)

                           Production by Products
                                 (Unaudited)

Production by Products

                        Three Months Ended    Six Months Ended
                                June 30,          June 30,
                            1995(D)  1994       1995(D)  1994
                            -------  ----       -------  ----

Printing Papers
(In thousands of tons)

White Papers and Bristols     887     713        1,736   1,523
Coated Papers                 310     250          632     506
Market Pulp (A)               412     406          840     825
Newsprint                      22      19           43      29

Packaging
(In thousands of tons)

  Containerboard              631     552        1,174   1,041
  Bleached Packaging Board    274     279          539     527
  Industrial Papers           161     192          321     343
  Industrial and Consumer
    Packaging (B)             782     732        1,561   1,471

Forest Products (In millions)

  Panels (sq. ft. 3/8"
    basis)(C)                 210     209          416     416
  Lumber (board feet)         274     242          492     475

  (A) This excludes market pulp purchases.

  (B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

  (C) Panels include plywood and oriented strand board.

  (D) Includes amounts for Carter Holt Harvey as applicable from May 1, 1995.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DIOXIN LITIGATION

As reported in the quarterly report on Form 10-Q for the quarter ended March
31, 1995 (the "10-Q"), five remaining cases in the U.S. Federal District Court for the Southern District of Mississippi alleging that the Company polluted and damaged the Pascagoula and Escatawpa Rivers by releasing dioxin and 40 other chemicals were set for trial on April 17, 1995. On April 4th, the Federal judge entered a Summary Judgment in favor of the Company in three of the five cases remaining and Partial Summary Judgment in the other two. The following morning the plaintiffs in these two cases filed Motions to Dismiss their remaining claims. Notwithstanding the Company's opposition to these motions, the court granted dismissals without prejudice but awarded court costs and reasonable defense costs to the Company.


The Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report") and 10-Q reported that there were 70 dioxin cases pending in Mississippi State Court and six pending in Federal Court for a total of 76 Mississippi cases as of February 28, 1995. Based on the dismissals reported above, there are now 68 State Court cases and one Federal Court case pending for a total number of plaintiffs in these cases of 5,082 versus 5,090 as reported in the Annual Report and 5,087 as reported in the 10-Q.


OTHER LITIGATION

The Company's majority owned subsidiary, Carter Holt Harvey Limited, a New Zealand corporation ("CHH"), has an indirect shareholding of 30.05% in Chile's largest industrial company, Copec. This shareholding is held through CHH's joint venture with Inversiones Socoroma S.A., a Chilean investment company ("Socoroma"). In late 1993, CHH commenced several actions in Chilean courts seeking direct control of its investment in Copec. In December 1994, Socoroma commenced an arbitration action seeking to expel CHH from its Copec investment at a price which is less than the carrying value. Although the Company believes that the eventual resolution of this CHH litigation should not have a material adverse effect on the Company, the actual resolution of each of these actions cannot be predicted because of the uncertainties involved in litigation of this nature and the lengthy preliminary procedural contests prior to these actions being heard on the merits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of the common stock of the Company was held on May 9, 1995. The shareholders voted on*:

(a) the election of four directors to Class I and two directors to Class III. The votes for and those withheld for each nominee were:

Class I

Mr. Dillon           For:            108,097,093      Withheld:     911,819
Mr. Gault            For:            108,096,492      Withheld:     912,420
Mr. Hansen           For:            108,088,174      Withheld:     920,738
Mr. Smith            For:            107,624,014      Withheld:   1,384,898

Class III

Mr. Eaton            For:            108,162,749      Withheld:     846,163
Mr. Shoemate         For:            108,126,464      Withheld:     882,448

(b) the appointment of Arthur Andersen LLP as independent auditors for 1995 was approved and the votes were: for 108,413,169, against 319,337 and abstentions 276,406.


--------------------
* If a specific vote category for, against withheld, abstentions and broker non-votes is omitted, the number is zero.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        (11)  Statement of Computation of Per Share Earnings
        (27)  Financial Data Schedule

(b) Reports on Form 8-K

        A report on Form 8-K was filed on July 11, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTERNATIONAL PAPER COMPANY
                                (Registrant)


Date:  August 14, 1995             By /s/ ROBERT C. BUTLER
                                   Robert C. Butler
                                   Senior Vice President
                                   and Chief Financial Officer


Date:  August 14, 1995             By /s/ ANDREW R. LESSIN
                                   Andrew R. Lessin
                                   Controller and Chief
                                   Accounting Officer