Form 10-Q
period 1995-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1995-11-14
CIK 51434

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995               Commission file number 1-3157

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

                             Yes  X       No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common stock outstanding on October 31, 1995: 260,758,197.

                          INTERNATIONAL PAPER COMPANY

                                     INDEX

                                                                 Page No.
                                                                 --------
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Earnings -
          Three Months and Nine Months Ended
          September 30, 1995 and 1994                               3

          Consolidated Balance Sheet -
          September 30, 1995 and December 31, 1994                 4-5

          Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994             6

          Notes to Consolidated Financial Statements               7-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           11-13

Item 3.   Other Financial Information                               14

PART II.  Other Information

Item 1.   Legal Proceedings                                       15-16

Item 2.   Changes in Securities                                     *

Item 3.   Defaults upon Senior Securities                           *

Item 4.   Submission of Matters to a Vote of Security Holders       *

Item 5.   Other Information                                         *

Item 6.   Exhibits and Reports on Form 8-K                          17

Signatures                                                          18

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                  (Unaudited)
                    (In millions, except per-share amounts)

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,          September 30,
                                                               ------------------      -----------------
                                                                1995        1994         1995      1994
                                                               ------      ------      -------   -------
Net Sales                                                      $5,145      $3,792      $14,721   $10,839
                                                               ------      ------      -------   -------
Costs and Expenses
 Cost of products sold                                          3,566       2,808       10,322     8,061
 Depreciation and amortization                                    266         221          764       656
 Distribution expenses                                            205         176          589       505
 Selling and administrative expenses                              342         272          992       774
 Taxes other than payroll and income taxes                         46          39          132       117
                                                               ------      ------      -------   -------
Total Costs and Expenses                                        4,425       3,516       12,799    10,113
                                                               ------      ------      -------   -------
Earnings Before Interest, Income Taxes, Minority
 Interest and Cumulative Effect of Accounting
 Change                                                           720         276        1,922       726
 Interest expense, net                                            129          92          371       255
                                                               ------      ------      -------   -------
Earnings Before Income Taxes, Minority Interest
 and Cumulative Effect of Accounting Change                       591         184        1,551       471

 Provision for income taxes                                       210          61          551       154
 Minority interest expense, net of taxes                           53          12          110        39
                                                               ------      ------      -------   -------
Earnings Before Cumulative Effect of Accounting Change            328         111          890       278
 Cumulative effect of change in accounting for
  start-up costs (less tax benefit of $50)                        --          --           --        (75)
                                                               ------      ------      -------   -------
Net Earnings                                                   $  328      $  111      $   890   $   203
                                                               ======      ======      =======   =======

Earnings per Common Share
Earnings before cumulative effect of accounting change         $ 1.27      $ 0.45      $  3.49   $  1.12
 Cumulative effect of change in accounting for start-up costs                                      (0.30)
                                                               ------      ------      -------   -------
Earnings per Common Share                                      $ 1.27      $ 0.45      $  3.49   $  0.82
                                                               ======      ======      =======   =======
Average Shares of Common Stock Outstanding                      258.7       249.6        255.1     249.2
                                                               ======      ======      =======   =======
Cash Dividends per Common Share                                $ 0.25      $ 0.21      $  0.67   $  0.63
                                                               ======      ======      =======   =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                      September 30,     December 31,
                                          1995              1994
                                      -------------     ------------
Assets
Current Assets
 Cash and temporary investments          $   372          $   270
 Accounts and notes receivable, net        2,731            2,241
 Inventories                               2,766            2,075
 Other current assets                        233              244
                                         -------          -------
Total Current Assets                       6,102            4,830
                                         -------          -------
Plants, Properties and Equipment, Net     10,586            9,139
Forestlands                                2,816              802
Investments                                1,562            1,032
Goodwill                                   1,257              763
Deferred Charges and Other Assets          1,373            1,270
                                         -------          -------
Total Assets                             $23,696          $17,836
                                         =======          =======
The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                           September 30,    December 31,
                                               1995             1994
                                           -------------    ------------
Current Liabilities
 Notes payable and current maturities of
  long-term debt                              $ 2,796          $ 2,083
 Accounts payable and accrued liabilities       2,569            1,951
                                              -------          -------
Total Current Liabilities                       5,365            4,034
                                              -------          -------
Long-Term Debt                                  5,474            4,464
Deferred Income Taxes                           1,953            1,612
Other Liabilities                                 891              870
Minority Interest                               1,976              342
International Paper obligated mandatorily
 redeemable preferred securities of Trust
 holding solely International Paper
 subordinated debentures                          450             --
Common Shareholders' Equity
 Common stock, $1 par value, issued
  1995 - 263.3 shares, 1994 - 256.4 shares        263              256
 Paid-in capital                                1,957            1,658
 Retained earnings                              5,430            4,711
                                              -------          -------
                                                7,650            6,625
 Less:  Common stock held in treasury,
  at cost; 1995 - 2.4 shares,
  1994 - 4.6 shares                                63              111
                                              -------          -------
Total Common Shareholders' Equity               7,587            6,514
                                              -------          -------
Total Liabilities and
 Common Shareholders' Equity                  $23,696          $17,836
                                              =======          =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                       Nine Months Ended
                                                         September 30,
                                                      -------------------
                                                        1995        1994
                                                      -------     -------
Operating Activities
 Net earnings                                         $   890     $   203
 Cumulative effect of accounting change                   --           75
 Noncash items
  Depreciation and amortization                           764         656
  Deferred income taxes                                   123           8
  Other, net                                              (12)         (9)
 Changes in current assets and liabilities
  Accounts and notes receivable                          (178)       (325)
  Inventories                                            (326)          6
  Other current assets                                     (6)        (18)
  Accounts payable and accrued liabilities                214         119
                                                      -------     -------
Cash Provided by Operations                             1,469         715
                                                      -------     -------
Investment Activities
 Invested in capital projects                            (916)       (746)
 Acquisitions and investments, net of cash acquired    (1,108)       (303)
 Consolidation of equity investment                       241
 Other                                                   (198)        (45)
                                                      -------     -------
Cash Used for Investment Activities                    (1,981)     (1,094)
                                                      -------     -------
Financing Activities
 Issuance of common stock                                  64          62
 Issuance of preferred securities by subsidiary           450        --
 Issuance of debt                                         970         834
 Reduction of debt                                       (744)       (170)
 Change in bank overdrafts                                 91         (41)
 Dividends paid                                          (171)       (158)
 Other                                                    (51)       (199)
                                                      -------     -------
Cash Provided by Financing Activities                     609         328
                                                      -------     -------
Effect of Exchange Rate Changes on Cash                     5           5
                                                      -------     -------
Change in Cash and Temporary Investments                  102         (46)
Cash and Temporary Investments
 Beginning of the period                                  270         242
                                                      -------     -------
 End of the period                                    $   372     $   196
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

2.  In late April 1995, the Company acquired from Brierley Investments Limited,
    131.8 million shares of Carter Holt Harvey Limited (CHH), a major New Zealand forest and paper products company (representing approximately 8% of the company) for NZ $470 million (approximately $316 million). Also in late April, an additional 325.8 million CHH shares were acquired through open-market purchases for NZ $3.80 per share (approximately $834 million) bringing the Company's total ownership in CHH to 50.2% on a fully diluted basis. All of the above share purchases, including the acquisition from Brierley, were financed with additional borrowings totaling approximately $1.1 billion. The Company's financial statements reflect the consolidation of CHH effective May 1, 1995.

    In January 1995, the Company acquired the assets of both Seaman-Patrick Paper Company and Carpenter Paper Company, two Michigan-based paper distribution companies, by issuing approximately 988,000 shares of common stock. In July 1995, the common stock of Papeteries de Lana, a paper distribution company located in France was acquired. In September 1995, the high pressure laminates business of Westinghouse located in Hampton, South Carolina was acquired.

    In March 1994, the Company acquired from Brierley Investments Limited an 8% interest in CHH. The purchase increased the Company's ownership of CHH to approximately 24 percent. In December 1994, the Company completed a merger with Kirk Paper Corporation, a California-based paper distribution company. Also in December, the Company acquired additional stock of Zanders Feinpapiere AG, a majority-owned German paper company.

    With the exception of Kirk Paper Corporation, which was accounted for as a pooling-of-interests, all of the 1995 and 1994 acquisitions were accounted for using the purchase method.

    The consolidated balance sheet at September 30, 1995, includes preliminary purchase price allocations for Seaman-Patrick, Carpenter Paper, the high pressure laminates business acquired from Westinghouse, and the additional purchases of CHH and Zanders. Except for CHH and the high pressure laminates business acquisition, final allocations for the above acquisitions will be completed in 1995. Final allocations for these two acquisitions will be completed in 1996.

3.  Inventories by major category include:

                                                September 30,   December 31,
                                                     1995           1994
                                                -------------   ------------
                                                        (In millions)
    Raw materials                                   $  601         $  365
    Finished pulp, paper and packaging products      1,259          1,067
    Finished imaging products                          159            152
    Finished lumber and panel products                 214             77
    Operating supplies                                 373            335
    Other                                              160             79
                                                    ------         ------
      Total                                         $2,766         $2,075
                                                    ======         ======

4. Interest payments made during the nine months ended September 30, 1995 and 1994 were $430 million and $279 million, respectively, including payments of $167 million and $115 million for the 1995 and 1994 third quarters. Income tax payments made during each of the nine month periods ended September 30, 1995 and 1994 were $126 million and $77 million, respectively.

5. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $200 million and $102 million at September 30, 1995 and December 31, 1994, respectively.

6. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

7. In the Company's consolidated statement of cash flows, the acquisition of the additional 26% interest in CHH in late April 1995 is presented net of 26% of the cash acquired. The consolidated statement of cash flows also reflects $241 million of CHH's cash and temporary investments balance as of the acquisition date. This cash and temporary investments balance was previously not included in the Company's consolidated cash and temporary investments balance because the equity method was used to account for the investment in CHH before a controlling interest was acquired.

8. In the third quarter of 1995, International Paper Capital Trust (the "Trust") issued $450 million of International Paper obligated mandatorily redeemable preferred securities. The Trust is a wholly owned consolidated subsidiary of International Paper. The Trust's sole assets are International Paper 5 1/4% percent convertible subordinated debentures. The obligations of the Trust related to its preferred securities are unconditionally guaranteed by International Paper Company. These preferred securities are convertible into International Paper common stock.

9. The following unaudited pro forma financial information for the nine months ended September 30, 1995 and 1994 presents the combined results of the continuing operations of International Paper; Carter Holt Harvey (CHH); Carpenter Paper Company; Seaman-Patrick Paper Company; the high pressure laminates business of Westinghouse and Papeteries de Lana.

    The acquisition of 26.5% of CHH common stock was completed in April 1995, thereby increasing the Company's total ownership to 50.3% (50.2% on fully diluted basis). CHH was accounted for under the equity method in the Company's historical financial statements until May 1, 1995, at which time it was consolidated. CHH is consolidated in the pro forma information presented for each period.

    The assets of Carpenter Paper Company and Seaman-Patrick Paper Company were acquired in January 1995 in exchange for International Paper common stock. The common stock of Papeteries de Lana was acquired in July 1995. The high pressure laminates business of Westinghouse was acquired in September of 1995.

    The pro forma information is prepared as if the transactions occurred as of the beginning of each respective period. The pro forma adjustments are based on available information, estimated purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates will be realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the respective periods. In addition, the information is not indicative of future results.

                                                      Nine Months Ended
                                                         September 30,
                                                     1995            1994
                                                 ------------    ------------
                                                         (Unaudited)
    Net Sales                                    $     15,476    $     12,206
    Earnings Before Cumulative Effect of
     Accounting Change                           $        908    $        275
    Net Earnings                                 $        908    $        200
    Earnings Per Common Share Before Cumulative
     Effect of Accounting Change                 $       3.56    $       1.10
    Earnings Per Common Share                    $       3.56    $       0.80

10. On November 6, 1995, International Paper and Federal Paper Board announced that they have agreed to merge. Once the merger is complete, Federal Paper Board, a diversified forest products company, will become a wholly owned subsidiary of International Paper. The transaction, which is valued at approximately $3.5 billion, including assumption of debt, is subject to approval by Federal Paper Board's shareholders, as well as by regulatory authorities. It is expected to close in the first quarter of 1996. Under the terms of the merger agreement, Federal Paper Board's shareholders will be entitled to receive at their election, either $55 in cash per share or $55 worth of International Paper common stock per share, subject to the limitation that not more than 1.612 and not less than 1.275 International Paper common shares will be issued for each Federal Paper Board share exchanged for International Paper common stock. The shareholder election to receive cash or International Paper common stock will be subject to adjustment so that, in the aggregate, approximately 49 percent of the Federal Paper Board shares will be exchanged for cash. The merger is intended to qualify as a tax-free reorganization.

    In October 1995, the ink resin business of DSM located in Niort, France was acquired.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper reported record quarterly earnings of $328 million or $1.27 per share for the third quarter of 1995, a threefold increase over 1994 third-quarter net earnings of $111 million or $.45 per share and ahead of second-quarter 1995 net earnings of $316 million or $1.25 per share. Nine-month net earnings were $890 million or $3.49 per share compared with $203 million or $.82 per share ($278 million or $1.12 per share before the cumulative effect of a change in accounting for start-up costs) for the nine months of 1994.

Third-quarter net sales of $5.1 billion represented a 36% increase over 1994 third-quarter sales of $3.8 billion and were slightly ahead of the 1995 second-quarter. Net sales for the nine months were $14.7 billion compared with $10.8 billion for the 1994 nine-month period. Sharp gains in sales and earnings from year to year are primarily due to higher prices worldwide across all paper products. Revenues should continue to grow as several new facilities come on stream during the next six months. Demand for most of the company's products continued at robust levels, however, demand eased during the quarter from the first half of the year for containerboard and uncoated printing paper as some customers adjusted their inventories. Company operations were curtailed as necessary to keep inventories in balance.

International Paper's sales and earnings reflect the consolidation of Carter Holt Harvey (CHH), a New Zealand-based forest and paper products company, beginning May 1, 1995. For the 1995 third quarter, CHH's sales represented about 10% of International Paper's consolidated net sales and accounted for about 38% of the increase in sales over the 1994 third quarter. CHH's results are included in each business segment although their segment results have been adjusted to conform with International Paper's classifications.


Printing Papers 1995 third-quarter net sales increased to $1.6 billion from $1.1 billion in the 1994 third quarter with CHH contributing about 15% of the increase. Nine-month sales in 1995 totaled $4.7 billion compared with $3.1 billion for the comparable 1994 period. Third-quarter net sales were about even with the 1995 second quarter. Third-quarter operating profits were well ahead of 1994 levels and increased roughly 15% over the 1995 second quarter primarily due to higher worldwide prices.

Packaging 1995 third-quarter net sales rose to $1.2 billion from $875 million in the comparable 1994 quarter with CHH contributing just under half of the increase. Third-quarter sales were up slightly over the 1995 second quarter. Net sales for the 1995 nine-month period were $3.3 billion compared with $2.5
billion in 1994.   Third-quarter 1995 Packaging earnings, which  more than
doubled over the 1994 third quarter, declined slightly from the 1995 second quarter as demand for containerboard eased.

Distribution net sales for the 1995 third quarter increased 45% to $1.3 billion from $890 million in the 1994 third quarter and were even with the 1995 second quarter. Nine-month 1995 sales were $3.8 billion up from $2.5 billion in the same period of 1994. Third-quarter operating profits for the distribution businesses were higher than the 1994 third quarter but declined moderately from the 1995 second quarter. The 1995 acquisitions of Seaman Patrick and Carpenter Paper and the 1994 merger with Kirk Paper Corporation contributed to the year-over-year increase.

Specialty Products 1995 third-quarter net sales increased to $870 million from $650 million in the 1994 third quarter with approximately 70% of the increase from CHH. Third-quarter sales were also ahead of the 1995 second quarter. Nine-month net sales increased to $2.4 billion from $1.9 billion for the 1994 period. Operating profits declined from the previous quarter and the 1994 third quarter due to lower prices and volumes for certain products.

Forest Products 1995 third-quarter net sales increased to $570 million from $430 million in the 1994 third quarter. Without CHH, sales would have decreased approximately 18%. Nine-month sales were $1.5 billion and $1.3 billion for 1995 and 1994, respectively. Although improved over the 1995 second quarter, operating earnings were down from the 1994 third quarter reflecting a decline in lumber prices.

CONSOLIDATION OF CARTER HOLT HARVEY

The Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company, in late April 1995 for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, CHH was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date, the equity accounting method was utilized.

Approximately 38% of the $1.4 billion increase in 1995 third-quarter net sales as compared with the 1994 third quarter related to the consolidation, and CHH's impact on the increases in the components of costs and expenses was between 30%

and 100%. Interest expense rose as a result of the higher International Paper short-term borrowings used for the acquisition.

Each of the increases in property, plant and equipment, forestlands, investments, goodwill, long-term debt and the minority interest liability were primarily the result of the consolidation of CHH. This consolidation also contributed, but to a lesser extent, to the increases in accounts receivable and inventories. Higher sales volumes and prices were the principle drivers of these increases.

The consolidated balance sheet reflects a preliminary purchase price allocation for this acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow totaled $1.5 billion for the nine months of 1995, up substantially from $715 million in the comparable 1994 period. Significantly higher earnings and noncash charges exceeded higher working capital requirements resulting in the improvement over the prior-year period.

Investments in capital projects totaled $916 million for the nine months, reflecting spending on major capital projects which have been completed or are scheduled for completion later this year and in early 1996. This is up from the $746 million spent in the comparable 1994 period.

The acquisition of the additional 26% of CHH in late April for approximately $1.1 billion was financed primarily with short-term borrowings.

During the third quarter, nine million shares of 5 1/4% convertible preferred securities (International Paper obligated mandatorily redeemable preferred securities of Trust holding solely International Paper subordinated debentures) totaling $450 million were issued. The proceeds from the issuance of these preferred securities were used to retire short-term indebtedness and for other general corporate purposes. Additionally, in an unrelated transaction, $200 million of 5 3/4% convertible subordinated debentures were called by the Company and converted into approximately 5.8 million shares (adjusted for the two-for-one stock split) of International Paper common stock.

Dividend payments were $171 million or $.67 per common share for the nine-month period. This amount reflects the increase in the quarterly dividend to $.25 per common share during the third quarter and is adjusted for the two-for-one stock split effective August 18, 1995.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund its capital expenditures, which are expected to be about $1.5 billion for 1995. This amount includes the capital spending activities of CHH.

On November 6, 1995, International Paper announced a merger with Federal Paper Board, a diversified forest products company. See the discussion of the merger in footnote 10 of the notes to consolidated financial statements on page 10.

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

ITEM 3.  OTHER FINANCIAL INFORMATION

                             Industry Segment Data
                                  (Unaudited)

Sales by Industry Segment (In millions)

                          Three Months Ended    Nine Months Ended
                             September 30,         September 30,
                          ------------------    -----------------
                            1995      1994        1995      1994
                          --------  --------    -------   -------
Printing Papers            $1,595    $1,135     $ 4,670   $ 3,125
Packaging                   1,175       875       3,290     2,455
Distribution                1,290       890       3,775     2,510
Specialty Products            870       650       2,400     1,915
Forest Products               570       430       1,470     1,300
Less:  Intersegment Sales    (355)     (188)       (884)     (466)
                           ------    ------     -------   -------
Net Sales                  $5,145    $3,792     $14,721   $10,839
                           ======    ======     =======   =======

Production by Products
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -------------------
                                       1995(D)    1994(E)   1995(D)/(E) 1994(E)
                                      ---------   -------   ----------- -------
Printing Papers (In thousands of tons)
 White Papers and Bristols               875        830       2,570     2,420
 Coated Papers                           255        260         885       765
 Market Pulp (A)                         445        385       1,310     1,210
 Newsprint                                20          5          65        35
Packaging (In thousands of tons)
 Containerboard                          650        555       1,825     1,595
 Bleached Packaging Board                295        255         835       780
 Industrial Papers                       170        205         490       550
 Industrial and Consumer Packaging (B)   740        735       2,300     2,205
Specialty Products (In thousands
  of tons)
 Tissue                                   25         --          40        --
Forest Products (In millions)
 Panels (sq. ft. 3/8" basis) (C)         215        205         630       620
 Lumber (board feet)                     320        245         810       720

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


(D)  Includes amounts for Carter Holt Harvey as applicable from May 1, 1995.

(E) Certain reclassifications and adjustments have been made to year-to-date and prior year amounts.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DIOXIN LITIGATION

As reported in the Annual Report on Form 10-K for the year ended December 31, 1994 (the "Annual Report"), and as updated by the Form 10-Q for the quarter ended March 31, 1995, the action pending before the U.S. District Court for the Middle District of Louisiana, which was argued in the U.S. Fifth Circuit Court of Appeals, was remanded and is now scheduled for a determination of class certification. The court has ordered final briefings by both parties of the class certification issues, and it is expected that the court will rule, either certifying or denying the class, within the next six months.

The five cases that have been pending in the U.S. Federal District
Court for the Southern District of Mississippi alleging that the Company polluted and damaged the Pascagoula and Escatawpa Rivers by releasing dioxin and 40 other chemicals have all been determined by either Summary Judgment in favor of the Company or voluntary dismissals by the plaintiffs. At the present time, there are no cases in Federal Court pending in Mississippi arising from the allegations of pollution and damages as the result of chemicals from the Moss Point mill.

The Annual Report and the subsequent Form 10-Q filings in 1995, referenced 70 cases currently pending in the Mississippi State Court and consolidated before one judge. It was also noted that a bellwether trial had been set to commence on November 27, 1995. However, in a recent ruling involving another paper company, the Mississippi Supreme Court issued an opinion which would preclude the plaintiffs from prosecuting their lawsuits absent a showing of increased levels of toxic chemicals in their bodies, for personal injury purposes, or on their property, for trespass and nuisance purposes. It is not believed that the plaintiffs have conducted any tests or otherwise have evidence available to sustain such a burden of proof. In light of the current posture of discovery it is difficult to contemplate how such evidence can be obtained. The Company on November 10, 1995, argued a Motion for Summary Judgment, which raised these issues along with other issues which are believed to be determinative of the case. The judge handling the bellwether case has indicated he will rule on the motion following the Mississippi Supreme Court's disposition of a petition for reconsideration filed in the case referenced above. In the meantime, the November 27, 1995 trial date has been postponed. The Company currently has no other cases set for trial in Mississippi.

As a result of all that has transpired in these Mississippi litigations, there are now pending 66 State Court cases and no Federal Court cases. These remaining cases involve a total of 5,077 plaintiffs.

OTHER LITIGATION

As reported in the Annual Report, on October 14, 1993, the Town of Jay, Maine

assessed a penalty of $394,000 against the Company's Androscoggin mill for violations of its air permit under the Town's Environmental Control and Improvement Ordinance attributable to excess emissions of particulate from one of the mill's lime kilns, as well as violations of certain reporting requirements. The Town's penalty assessment was appealed. On September 28, 1994, the Maine Superior Court vacated most of the penalty the Town had assessed, leaving $22,000 in place but providing the Town with the opportunity to reassess the penalty on four violations. The Town appealed this decision to the Maine Supreme Judicial Court, the State's highest court, sitting as the Law Court. By decision, dated October 6, 1995, the Law Court affirmed the decision of the Superior Court. On October 20, 1995, the Town asked the Law Court to reconsider its decision. On November 10, 1995, the Law Court denied the Town's request.

        On September 26, 1994, the Environmental Protection Agency issued a Complaint and Compliance Order alleging that a facility in Gulfport, Mississippi operated by Arizona Chemical Company ("Arizona"), a wholly-owned subsidiary of the Company, violated regulations governing the burning of hazardous waste fuel in an industrial boiler. On September 29, 1995, Arizona settled that matter on terms which include a civil penalty of $442,150.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (11)  Statement of Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on August 30, 1995 and November 13, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)

Date:  November 14, 1995                  /s/ Marianne M. Parrs
                                          Marianne M. Parrs
                                          Senior Vice President
                                          and Chief Financial Officer

Date:  November 14, 1995                  /s/ Andrew R. Lessin
                                          Andrew R. Lessin
                                          Controller and Chief
                                          Accounting Officer