Form 10-Q/A
period 1995-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1995-11-16
CIK 51434

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                  FORM 10-Q/A

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

                         PART I. FINANCIAL INFORMATION

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
                           ======    ======     =======   =======

Production by Products
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -------------------
                                       1995(D)    1994(E)   1995(D)/(E) 1994(E)
                                      ---------   -------   ----------- -------
Printing Papers (In thousands of tons)
 White Papers and Bristols               875        830       2,570     2,420
 Coated Papers                           255        260         885       765
 Market Pulp (A)                         445        385       1,310     1,210
 Newsprint                                20          5          65        35
Packaging (In thousands of tons)
 Containerboard                          650        555       1,825     1,595
 Bleached Packaging Board                295        255         835       780
 Industrial Papers                       170        165         490       480
 Industrial and Consumer Packaging (B)   740        770       2,300     2,260
Specialty Products (In thousands
  of tons)
 Tissue                                   25         --          40        --
Forest Products (In millions)
 Panels (sq. ft. 3/8" basis) (C)         215        205         630       620
 Lumber (board feet)                     320        245         810       720

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

                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)

Date:  November 16, 1995                  /s/ Marianne M. Parrs
                                          Marianne M. Parrs
                                          Senior Vice President
                                          and Chief Financial Officer

Date:  November 16, 1995                  /s/ Andrew R. Lessin
                                          Andrew R. Lessin
                                          Controller and Chief
                                          Accounting Officer