Form 10-K405
period 1995-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1996-04-01
CIK 51434

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

                         ------------------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1995            COMMISSION FILE NUMBER 1-3157

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the common stock of the Company outstanding as of February 29, 1996, held by non-affiliates of the Company was $9,220,244,390.00, calculated on the basis of the closing price on the Composite Tape on February 29, 1996. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Company.

     The number of shares outstanding of the Company's common stock, as of February 29, 1996:

                           OUTSTANDING   IN TREASURY
                           -----------   -----------
                           261,445,921    1,815,397

     The following documents are incorporated by reference into the parts of this report indicated below:

1995 ANNUAL REPORT TO SHAREHOLDERS
(PP. 1 AND 4 THROUGH 68)                                 PARTS I, II AND IV
PROXY STATEMENT, DATED MARCH 29, 1996                    PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Paper Company,* a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a worldwide producer of printing and writing papers, paperboard and packaging and wood products; and distributes paper and office supply products in the United States, Europe and the Pacific Rim. It also produces pulp, laminated products, and specialty products, including photosensitive films and papers, nonwovens, chemicals and minerals.

     In the United States, the Company operates 24 pulp and paper mills, 52 converting and packaging plants, 29 wood products facilities, 15 specialty panels and laminated products plants and six nonwoven products facilities. Production facilities in Europe, Asia, Latin America and Canada include 14 pulp and paper mills, 30 converting and packaging plants, two wood products facilities, four specialty panels and laminated products plants and four nonwoven products facilities.


     The Company distributes fine paper, printing and industrial products and building materials, primarily manufactured by other companies, through over 300 distribution branches located primarily in the United States. In addition, the Company produces photosensitive films and papers and photographic equipment (three U.S. and six international locations) and specialty chemicals (seven U.S. and three international locations), and engages in domestic oil and gas and real estate activities.

     Through its acquisition of Carter Holt Harvey, the Company, primarily in New Zealand and Australia, operates seven mills producing pulp and paper, packaging and tissue products, 32 converting and packaging facilities, 49 wood products manufacturing and distribution facilities, and nine building products plants. Carter Holt Harvey distributes paper and packaging products through 18 distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey controls approximately 800,000 acres of forestlands.

     In January 1995, the Company acquired the assets of two Michigan-based paper distributors, Carpenter Paper Company and Seaman-Patrick Paper Company. In March 1994, the Company, through a subsidiary, acquired from Brierley Investments Limited (Brierley) an additional 8 percent interest in Carter Holt Harvey Limited (Carter Holt Harvey), a major New Zealand forest and paper products company with substantial assets in Chile. The purchase increased the Company's ownership of Carter Holt Harvey to 24 percent. In April 1995, the Company acquired from Brierley their remaining 131.8 million shares of Carter Holt Harvey for NZ$470 million (approximately $316 million). Further in April 1995, an additional 325.8 million Carter Holt Harvey shares were acquired by the Company through a subsidiary in open-market purchases for NZ$3.80 per share (approximately $834 million) bringing the Company's total ownership in Carter Holt Harvey to 50.2% on a fully diluted basis. Beginning May 1, 1995, Carter Holt Harvey was consolidated in the financial statements of the Company. The Company in September 1995, acquired Micarta, the high pressure laminates business of Westinghouse located in Hampton, South Carolina and in October 1995, acquired the inks and adhesives resin business of DSM located in Niort, France.

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

     All of the 1995, 1994 and 1993 acquisitions, except the merger with Kirk Paper Corporation, were accounted for using the purchase method. The pro-forma consolidated results of operations reflecting the 1995 acquisitions are presented on page 58 of the Company's 1995 Annual Report to Shareholders (the "Annual Report"), which information is incorporated herein by reference. The effects of the 1994 and 1993 mergers and acquisitions, both individually and in the aggregate, were not significant to the Company's consolidated financial statements.

     A further discussion of mergers and acquisitions can be found on pages 44, 57 and 58 of the Company's Annual Report, which information is incorporated herein by reference.

- ------------------
* Unless otherwise indicated by the context, the terms 'Company' and 'International Paper' are used interchangeably to describe International Paper Company and its consolidated subsidiaries.

     From 1991 through 1995, International Paper's capital expenditures approximated $6.2 billion, excluding mergers and acquisitions. These expenditures reflect continuing efforts to improve product quality and environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1995 was approximately $1.5 billion and is budgeted to be approximately $1.4 billion in 1996. A further discussion of capital expenditures can be found on pages 44 and 45 of the Annual Report, which information is incorporated herein by reference.

     The Company, which owns a majority interest in IP Timberlands, Ltd., a Texas limited partnership (IPT), controlled approximately 6.0 million acres of forestlands in the United States at December 31, 1995. IPT was formed to succeed to substantially all of International Paper's forest products business for the period 1985 through 2035, unless earlier terminated. Through its subsidiary Carter Holt Harvey, the Company controls approximately 800,000 acres of forestlands in New Zealand.

     In March 1996, IPT signed a contract to sell a 98% general partnership interest in a subsidiary partnership owning all of IPT's Western region assets, which includes approximately 300,000 acres of forestlands in Oregon and Washington. IPT will retain a 1% limited partner's interest and a preferred interest of approximately $135 million. IP Forest Resources Company, the managing general partner of IPT will own another 1% interest.

     In March 1996, the Company completed its announced merger with Federal Paper Board. For a further discussion of this merger, see pages 44 and 58 of the Company's Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     The financial information concerning industry segments is set forth on pages 10, 18, 24, 34, 40, 45 and 50 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

     The financial information concerning international and domestic operations and export sales is set forth on page 49 of the Annual Report, which information is incorporated herein by reference.

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

     Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 10, 18, 24, 34, 40 and 44 through 48 of the Annual Report, which information is incorporated herein by reference.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

     The Company's principal products are described on pages 5 through 41 of the Annual Report, which information is incorporated herein by reference.

     Production of major products for 1995, 1994 and 1993 was as follows:

                             PRODUCTION BY PRODUCTS
                                  (UNAUDITED)

                                                 1995(4,5)    1994(5)    1993
                                                 ---------    -------    -----
PRINTING PAPERS
(IN THOUSANDS OF TONS)
Business papers...............................     3,432       3,173     2,920
Coated papers.................................     1,136       1,036       972
Market pulp(1)................................     1,733       1,611     1,529
Newsprint.....................................        91          68         3
PACKAGING
(IN THOUSANDS OF TONS)
Containerboard................................     2,493       2,164     2,084
Bleached packaging board......................     1,119       1,044     1,004
Industrial papers.............................       653         610       573
Industrial and consumer packaging(2)..........     2,994       2,946     2,933
SPECIALTY PRODUCTS (in thousands of tons)
     Tissue...................................        68          --        --
FOREST PRODUCTS
(IN MILLIONS)
Panels (sq. ft. 3/8" basis)(3)................       867         822       778
Lumber (board feet)...........................     1,104         953       952

- ------------------
(1) This excludes market pulp purchases of approximately 700,000 tons annually.
(2) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers figures in this table.
(3) Panels include plywood and oriented strand board.
(4) Includes amounts for Carter Holt Harvey as applicable from May 1, 1995.
(5) Certain reclassifications and adjustments have been made to current and prior-year amounts.

RESEARCH AND DEVELOPMENT

     The Company operates research and development centers at Sterling Forest, New York; Mobile, Alabama; Erie, Pennsylvania; Kaukauna, Wisconsin; Binghamton, New York; South Walpole, Massachusetts; St. Charles, Illinois; Orange Park, Florida; Holyoke, Massachusetts; Odenton, Maryland; Mobberley, United Kingdom; Morley, United Kingdom; Munich, Germany; Fribourg, Switzerland; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvement of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; innovation and improvement of photographic materials and processes, printing plates, pressroom/plate chemistries and plate processors; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $110.8 million in 1995, $102.6 million in 1994 and $94.7 million in 1993.

ENVIRONMENTAL PROTECTION

     Control over pollutants discharged into the air, water and groundwater to avoid significant adverse impacts on the environment and achieve 100% compliance with applicable law and regulations is a continuing objective of the Company. The Company has invested substantial funds to modify facilities to assure compliance with applicable environmental quality laws and plans to make substantial capital expenditures for these purposes in the future. The Company expects the pending merger with Federal to increase environmental expenditures. The amount of these expenditures will be determined after the merger is completed. The discussions in the following paragraphs are based on International Paper facilities at the end of 1995.

     A total of $108 million was spent in 1995 to control pollutant releases into the air and water and to assure environmentally sound disposal of solid and hazardous waste. The Company expects to spend approximately $175 million in 1996 for similar capital programs. Amounts to be spent for environmental control facilities in future years will depend on new laws and regulations, changes in legal requirements and changes in environmental concerns. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 1997 through 1998 is in the range of $390 million to $650 million.

     In December 1993, the United States Environmental Protection Agency (EPA) proposed new pulp and paper mill standards for air emissions and water discharges to be met three years after final promulgation. This proposal is known as 'Cluster Rulemaking.' EPA also promulgated regulations implementing the Great Lakes Initiative ('GLI') covering water quality and permitting implementation procedures. Future spending will be heavily influenced by the final Cluster rules and, in the case of the GLI, on how the individual Great Lakes states implement the program. In 1994, the Company estimated future capital spending to comply with the Cluster Rulemaking and the GLI to be between $700 million and $1.5 billion depending upon the methods and deadlines allowed by the final regulations to meet requirements. There have been extensive discussions with the Congress and EPA over the last two years but, there have been no publicly announced changes to the proposed 'Cluster' regulations. Nevertheless, there is reason to expect that changes will soon be announced and that these estimates will be adjusted downward, and will occur over a longer time frame than the three years in the current proposal. In 1994, the Company estimated that annual operating costs, excluding depreciation, would increase between $60 million and $120 million when these regulations are fully implemented. This estimate will also be adjusted to the extent the EPA makes moderating changes.

     The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology to enable it to keep costs for compliance with environmental regulations at, or below, industry averages.

     A further discussion of environmental issues can be found on pages 43, 47 and 48 of the Annual Report, which information is incorporated herein by reference.

     As of December 31, 1995, $916 million of industrial and pollution control revenue bonds, secured by Company contractual obligations, were outstanding in 57 political subdivisions of various states, counties and municipalities, primarily to finance environmental control projects located at or in conjunction with the Company's plants in those subdivisions. It is contemplated that additional industrial revenue bonds will be issued from time to time to finance other environmental control projects, provided tax law changes do not curtail the Company's access to the municipal bond market.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 81,500 employees, of whom approximately 51,000 were located in the United States and the remainder overseas. Of the domestic employees, approximately 33,000 are hourly employees, approximately 15,000 of whom are represented by the United Paperworkers International Union.

     During 1995, new labor agreements were reached at the Erie and Georgetown Mills. Currently, negotiations are still in progress at the Hudson River Mill.

     During 1996, labor agreements are scheduled to be negotiated at the following mills: Gardiner, Pineville, Texarkana, Thilmany, Ticonderoga and Woronoco. During 1997, labor agreements are scheduled to be negotiated at the following mills: Mobile, Riverdale, Oswego, Millers Falls, and Vicksburg.

     During 1995, labor agreements expired at 11 packaging plants, four specialty products plants and four distribution operations. Multi-year labor agreements were negotiated at each location except three packaging plants, one specialty products plant and two distribution operations where negotiations were still in progress at year end. One land and timber operation has a contract open from a previous year.

RAW MATERIALS

     For information as to the sources and availability of raw materials essential to the Company's business, see Item 2 'Properties.'

ITEM 2. PROPERTIES.

FORESTLANDS

     The principal raw material used by International Paper is wood in various forms. At December 31, 1995, IPT, a limited partnership in which the Company has a majority ownership interest, controlled approximately 5.9 million acres of forestlands in the U.S. while an additional 0.1 million acres are held under short-term leases to International Paper. In March 1996, IPT signed a contract to sell a 98% general partnership interest in a subsidiary partnership owning all of IPT's Western region assets, which includes approximately 300,000 acres of forestlands in Oregon and Washington.

     During 1995, such forestlands supplied 1.5 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its mills and forest products facilities: 12% in its Northern mills, 16% in its Southern mills and none in its Western mill. The balance was acquired from other private industrial and nonindustrial forestland owners, as well as the United States government. In addition, 3.4 million cords of IPT's wood were sold to other users in 1995.

     In November 1994, the Company adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

     A listing of the Company's production facilities can be found in Appendix I hereto, which information is incorporated herein by reference.

     The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. The Company continues to study the economics of modernizing or adopting other alternatives for higher cost facilities. Further discussions of new mill and plant projects can be found on pages 44 and 45 of the Annual Report, which information is incorporated herein by reference.


CAPITAL INVESTMENTS AND DISPOSITIONS

     Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1996, as of December 31, 1995, are set forth on pages 44 through 46 and 58 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

DIOXIN LITIGATION

     On June 11, 1993, a lawsuit purporting to be a class action was filed by individuals against the Company, Dow Chemical and individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount, alleging that the Company polluted Staulkinghead Creek and all waterways south thereof, by discharging chemicals, including dioxin, from its Bastrop, Louisiana mill. The case was removed to the U.S. District Court for the Middle District of Louisiana. On June 22, 1994, the Court entered an order dismissing Dow and its employees from the case. The Plaintiff appealed this ruling challenging among other things federal jurisdiction. The Fifth Circuit Court of Appeals ruled in favor of the defendants on all issues and returned the case to the Federal District Court. The case is still before that court for the determination of class certification.

     Beginning in November of 1990, the Company was named as a defendant in 88 lawsuits by individuals filed in state or federal court in Mississippi alleging that it has polluted and damaged the Pascagoula, Leaf and

Escatawpa Rivers by releasing dioxin and over 40 other chemicals into those rivers. Georgia-Pacific was initially named in most of these suits but an order severing it from the Company in all the then pending cases was entered on September 15, 1992. Following the severance order, nine of the state cases were removed from state court to Federal District Court for the Southern District of Mississippi. Of the nine cases that were removed four were dismissed and the remaining five were resolved by summary judgments in favor of the Company.

     On May 24, 1993, a wrongful death action was filed in Mississippi state court against the Company claiming the decedent's death was related to exposure to hazardous and toxic substances from the Moss Point mill. The lawsuit also included the independent survivorship claims of the widow. The complaint raised claims similar to those in the previously-filed lawsuits and also contained specific allegations relating to the disposal of sludge by the mill. The plaintiff sought compensatory damages of $1 million and punitive damages of $20 million. The case was removed to the U.S. District Court for the Southern District of Mississippi. In August of 1995 the federal court granted the Company's motion for summary judgment and this case is now concluded.

     All of the 64 cases that had been pending in the Mississippi state court had been consolidated before one judge. Pursuant to a scheduling order a bellwhether trial with six plaintiffs was set for trial in November, 1995. However, prior to trial, the court granted the Company's motions for summary judgment against those specific plaintiffs. Thereafter the Company filed similar motions for summary judgment in some of the remaining cases. These motions were granted on March 4, 1996, resulting in the dismissal of 29 cases and 3,094 plaintiffs. The Company has filed or will file similar motions in all the remaining cases.

     In summary, taking into account various dismissals, there are 36 cases pending in state court and none in Federal Court for a total of 36 Mississippi cases as of March 5, 1996. In these cases, there are a total of 1,981 plaintiffs seeking compensatory and punitive damages and injunctive relief. While any of this litigation has an element of uncertainty, the Company believes that in the very near future it will prevail on its motions for summary judgment, thereby eliminating all the remaining cases. The Company further believes that the outcome of any of these proceedings, lawsuits or claims, pending or threatened, or all of them combined, will not have a materially adverse effect on the consolidated financial position or results of operations.

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

     The Maine Department of Environmental Protection proposed on October 15, 1992 that the Androscoggin mill enter into an Administrative Consent Agreement and Enforcement Order and pay a civil penalty of $217,892 because the particulate emissions from the same lime kiln which was the subject of the foregoing proceeding with the Town of Jay, had exceeded the limits in the state air license. On March 9, 1994, the State commenced an action in the Maine Superior Court but no specific amount is claimed in the complaint. With the conclusion of the litigation with the Town of Jay, settlement discussions with the State have resumed.

     On September 26, 1994, the EPA issued a Complaint and Compliance Order alleging that a facility in Gulfport, Mississippi owned and operated by Arizona Chemical Company ('Arizona'), wholly owned subsidiary of the Company, violated regulations governing the burning of hazardous waste fuel in an industrial boiler. The Complaint sought a civil penalty of $712,350. On September 29, 1995, Arizona settled the matter on terms which included a civil penalty of $442,150.


     The United States Attorney's Office for the Southern District of Mississippi and EPA Region IV, are investigating Arizona through a Federal Grand Jury. Arizona has been informed that it is a target of the investigation, which relates to environmental issues at Arizona facilities in Gulfport and Picayune, Mississippi. Arizona is cooperating with the investigation. EPA criminal investigators have interviewed some of Arizona's current and former employees with respect to the foregoing matters and several have testified before the Federal Grand Jury. The Company and Arizona have also received Federal Grand Jury subpoenas seeking production of documents relating to these matters, and have complied with the subpoenas. We are unable to predict the outcome of the investigation.

     The Company's majority owned subsidiary, Carter Holt Harvey has an indirect shareholding of 30.05% in Chile's largest industrial company, Copec. This shareholding is held through Carter Holt Harvey's joint venture in Los Andes with Inversiones Socoroma S.A., a Chilean investment company ('Socoroma'). In late 1993, Carter Holt Harvey commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey's subsidiary and Socoroma. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey from Los Andes at a price which is less than the carrying value. Although the Company believes that the eventual resolution of this Carter Holt Harvey litigation should not have a material adverse effect on the Company, the actual resolution of each of these actions cannot be predicted because of the uncertainties involved in the litigation and arbitration proceedings.

     In 1989, Masonite Corporation, a wholly-owned subsidiary of the Company ('Masonite'), modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate State authority. In May 1992 the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. On January 18, 1995, a consent decree which resolves this matter was lodged with the U.S. District Court for the Northern District of California. The consent decree includes a civil penalty of $600,000. The consent decree was challenged by a citizen's group and the decree has not yet been entered by the court.

     A lawsuit purporting to be a nationwide class action was filed against the Company and Masonite, on December 27, 1994 in Mobile County Circuit Court, Mobile, Alabama. This lawsuit alleges that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It is further alleged that the presence of moisture in turn causes the failure of the structure underneath the siding. The class, which has been certified, consists of all owners of homes in the United States having Masonite hardboard siding. It is impossible to know how many homes may have this siding, but it is estimated that there are hundreds of thousands. The Company and Masonite were unsuccessful in their attempt to remove the case to the Federal District Court for the Southern District of Alabama on diversity grounds. The case has been remanded to the Mobile County Circuit Court. The Company and Masonite feel that there are valid defenses to this case and will vigorously defend all claims asserted by the Plaintiff. While any litigation has an element of uncertainty it is believed that the outcome of these proceedings and lawsuit will not have a materially adverse effect on its consolidated financial position or results of operations.

     As of March 30, 1996, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 68 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or de minimus liability with respect to 26 of these sites; that liability is not likely to be significant at 26 sites; and that estimates of liability at 16 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                            AS OF FEBRUARY 29, 1996

             INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD(1) AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

     JOHN A. GEORGES, 65, chief executive officer and chairman of the board of directors of the Company since 1985(2).

     JOHN T. DILLON, 57, president and chief operating officer(3). He was executive vice president-packaging since 1987, until he assumed his current position in 1995.

     W. MICHAEL AMICK, 55, executive vice president, forest products and industrial packaging. He was vice president and group executive-specialty industrial papers from 1988 to 1992, when he became president-International Paper-Europe. He assumed his current position in February 1996.

     JAMES P. MELICAN, 55, executive vice president-legal and external affairs. He assumed his current position in 1991.

     DAVID W. OSKIN, 53, executive vice president-consumer packaging and specialty industrial papers since 1995. He held the position of senior vice president from 1988 to 1992, when he became the chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand until his current position.

     C. WESLEY SMITH, 56, executive vice president-printing papers. He was elected president-International Paper Europe in 1989 and assumed his present position in 1992.

     MILAN J. TURK, 57, executive vice president-specialty businesses. He was vice president and group executive-specialty products from 1990 until 1993, when he became senior vice president-specialty products. He assumed his current position in February, 1996.

     ROBERT M. BYRNES, 58, senior vice president-human resources since 1989.

     MARIANNE M. PARRS, 51, senior vice president and chief financial officer since 1995. She was controller-printing papers from 1985 to 1993 and then held the position of staff vice president-tax until 1995.

     ANDREW R. LESSIN, 53, vice president and controller since 1995. Prior thereto he was the controller since 1990.

     WILLIAM B. LYTTON, 47, vice president and general counsel. He was vice president and general counsel for GE Aerospace from 1990 to 1993; vice president and associate general counsel for Martin Marietta from 1993 to 1995; and vice president and general counsel for Lockheed Martin Electronics from 1995 to 1996. He assumed his current position in 1996.

- ------------------
(1) Executive officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

(2) Mr. Georges has announced his retirement as Chairman and Chief Executive Officer of the Company, effective March 31, 1996. He will continue as a director of the Company.

(3) On April 1, 1996, Mr. Dillon will become the Chairman and Chief Executive Officer of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1995 and 1994 are set forth on page 68 of the Annual Report and are incorporated herein by reference.

     As of March 22, 1996, there were 33,719 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The comparative columnar table showing selected financial data for the Company is set forth on pages 66 and 67 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's review and comments on the consolidated financial statements are set forth on pages 10, 18, 24, 34, 40 and 44 through 48 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 51 through 65 of the Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company and their business experience are set forth on pages 8 through 11 of the Company's Notice of 1996 Annual Meeting and Proxy Statement, dated March 29, 1996 (the 'Proxy Statement') and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under 'Executive Officers of the Company.'

ITEM 11. EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers is set forth on pages 13, 14 and 16 through 19 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the State Street Bank and Trust Co., N.A., as Trustee of the Company's Salaried Savings Plan and Retirement Savings Plan, respectively, which in the aggregate own 7.68% of the Company's shares of common stock as of December 31, 1995. State Street Bank and Trust Co., N.A. holds 8.46% of the Company's common stock and disclaims beneficial ownership of the Company's common stock it holds as Trustee for the Company's benefit plans. The table showing ownership of the Company's common stock by directors and by directors and executive officers as a group is set forth on pages 6 and 7 of the Proxy Statement, which information is incorporated herein by reference.

     In 1989, the Company announced that it had authorized the purchase, from time to time, of additional shares of its common stock for use in the Company's benefit and shareholder plans and for general corporate purposes. As of December 31, 1995, 9.8 million common shares may be repurchased under this program.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None, other than those described under Item 11.

FORWARD-LOOKING INFORMATION

     THIS 1995 ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING PROJECTED COST SAVINGS AND PROFITABILITY OF INTERNATIONAL PAPER. ACTUAL RESULTS MAY DIFFER BASED ON UNANTICIPATED CHANGES IN THE U.S. AND INTERNATIONAL ECONOMIES, PRICING AND DEMAND FOR THE COMPANY'S PRODUCTS, RAW MATERIAL COSTS, LOWER THAN ANTICIPATED SAVINGS FROM RESTRUCTURING AND 'WRITE-OFF' CHARGES, OR LOWER THAN EXPECTED EFFICIENCIES FROM HIGH-PERFORMANCE WORK SYSTEMS AND OTHER PRODUCTIVITY AND COST-OF-QUALITY INITIATIVES.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS:

(10)  (a) Form of Termination Agreement, Tier I*
      (b) Form of Termination Agreement, Tier II*
      (c) Form of Termination Agreement, Tier III*
      (d) Revolving Credit Agreement, dated January 24, 1995**
(11)  Statement of Computation of Per Share Earnings
(12)  Computation of Ratio of Earnings to Fixed Charges
(13)  1995 Annual Report to Shareholders of the Company
(21)  List of Significant Subsidiaries
(22)  Proxy Statement, dated March 29, 1996
(23)  Consent of Independent Public Accountants
(24)  Power of Attorney
(27)  Financial Data Schedule
(99)  (a) Management Incentive Plan*
      (b) Long-Term Incentive Compensation Plan*
      (c) Unfunded Savings Plan for Senior Managers**
      (d) Non-Funded Deferred Compensation Plan for Non-Employee Directors**

- ------------------
 * Previously filed in the Annual Report on Form 10-K, for the year ended December 31, 1992.

** Previously filed in the Annual Report on Form 10-K for the year ended
   December 31, 1994.

REPORTS ON FORM 8-K

     Current Reports on Form 8-K were filed by the Company on November 13, 1995, December 5, 1995, February 1, 1996, February 15, 1996, March 8, 1996 and March 27, 1996.

FINANCIAL STATEMENT SCHEDULES

     The consolidated balance sheets as of December 31, 1995 and 1994 and the related consolidated statements of earnings, cash flows and common shareholders' equity for each of the three years ended December 31, 1995 and the related Notes to Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 13, 1996, appearing on pages 51 through 65 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1995, 1994 AND 1993

Report of Independent Public Accountants on Financial Statement Schedule ... 13

Consolidated Schedule:
      II -- Valuation and Qualifying Accounts................................ 14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

TO INTERNATIONAL PAPER COMPANY:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, N.Y.
February 13, 1996

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                            FOR YEAR ENDED DECEMBER 31, 1995
- ---------------------------------------------------------------------------------------------
                                                                                      BALANCE
                          BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                          BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
      DESCRIPTION         OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- ---------------------------------------------------------------------------------------------
Reserves Applied
  Against Specific
  Assets Shown on
  Balance Sheet:
    Doubtful
     accounts--current       $ 97          $ 25            $  0            $(21)(A)    $ 101
                             ----          ----            ----           -----       -------
                             ----          ----            ----           -----       -------
                                FOR YEAR ENDED DECEMBER 31, 1994
- ----------------------------------------------------------------------------------------------
                                                                                      BALANCE
                          BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                          BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
      DESCRIPTION         OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- ----------------------------------------------------------------------------------------------
Reserves Applied
  Against Specific
  Assets Shown on
  Balance Sheet:
    Doubtful
     accounts--current       $104          $ 21            $  0            $(28)(A)    $  97
                          ----------       ----            ----           -----       -------
                          ----------       ----            ----           -----       -------

                                 FOR YEAR ENDED DECEMBER 31, 1993
- ----------------------------------------------------------------------------------------------
                                                                                      BALANCE
                          BALANCE AT    ADDITIONS       ADDITIONS       DEDUCTIONS    AT END
                          BEGINNING     CHARGED TO      CHARGED TO         FROM         OF
      DESCRIPTION         OF PERIOD      EARNINGS     OTHER ACCOUNTS     RESERVES     PERIOD
- ----------------------------------------------------------------------------------------------
Reserves Applied
  Against Specific
  Assets Shown on
  Balance Sheet:
    Doubtful
     accounts--current       $ 91          $ 29            $  0            $(16)(A)    $ 104
                             ----          ----            ----           -----       -------
                             ----          ----            ----           -----       -------

- ------------------
(A) Primarily write-offs, less recoveries, of accounts determined to be uncollectible.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          INTERNATIONAL PAPER COMPANY

                                          By:          JAMES W. GUEDRY
                                                 JAMES W. GUEDRY, SECRETARY

March 29, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  NAME                            TITLE                DATE
- ----------------------------------------  ----------------------  --------------
            JOHN A. GEORGES               Chairman of the Board,  March 29, 1996
           (JOHN A. GEORGES)                 Chief Executive
                                           Officer and Director

            JOHN T. DILLON*               President and Director  March 29, 1996
            (JOHN T. DILLON)

            C. WESLEY SMITH*                  Executive Vice      March 29, 1996
           (C. WESLEY SMITH)              President and Director

          WILLARD C. BUTCHER*                    Director         March 29, 1996
          (WILLARD C. BUTCHER)

            ROBERT J. EATON*                     Director         March 29, 1996
           (ROBERT J. EATON)

           STANLEY C. GAULT*                     Director         March 29, 1996
           (STANLEY C. GAULT)

           THOMAS C. GRAHAM*                     Director         March 29, 1996
           (THOMAS C. GRAHAM)

           ARTHUR G. HANSEN*                     Director         March 29, 1996
           (ARTHUR G. HANSEN)

           DONALD F. MCHENRY*                    Director         March 29, 1996
          (DONALD F. MCHENRY)

           PATRICK F. NOONAN*                    Director         March 29, 1996
          (PATRICK F. NOONAN)

           JANE C. PFEIFFER*                     Director         March 29, 1996
           (JANE C. PFEIFFER)

         EDMUND T. PRATT, JR.*                   Director         March 29, 1996
         (EDMUND T. PRATT, JR.)

                  NAME                            TITLE                DATE
- ----------------------------------------  ----------------------  --------------
          CHARLES R. SHOEMATE*                   Director         March 29, 1996
         (CHARLES R. SHOEMATE)

            ROGER B. SMITH*                      Director         March 29, 1996
            (ROGER B. SMITH)

           MARIANNE M. PARRS              Senior Vice President   March 29, 1996
          (MARIANNE M. PARRS)              and Chief Financial
                                                 Officer

            ANDREW R. LESSIN                Vice President and    March 29, 1996
           (ANDREW R. LESSIN)              Controller and Chief
                                            Accounting Officer

*By         JAMES W. GUEDRY
   (JAMES W. GUEDRY, ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1995 LISTING OF FACILITIES

PRINTING PAPERS
BUSINESS PAPERS, COATED
  PAPERS AND PULP
  Domestic:
     Mobile, Alabama
     Selma, Alabama
       (Riverdale Mill)
     Camden, Arkansas
     Pine Bluff, Arkansas
     Bastrop, Louisiana
       (Louisiana Mill)
     Springhill, Louisiana
       (C & D Center)
     Jay, Maine
       (Androscoggin Mill)
     Miller Falls, Massachusetts
     West Springfield, Massachusetts
     Westfield, Massachusetts
       (C & D Center)
     Woronoco, Massachusetts
     Moss Point, Mississippi
     Natchez, Mississippi
     Corinth, New York
       (Hudson River Mill)
     Ticonderoga, New York
     Hamilton, Ohio
     Erie, Pennsylvania
     Lock Haven, Pennsylvania
     Georgetown, South Carolina

  International:
     Cali, Colombia
     Coloto, Colombia
     Clermont-Ferrand, France
       (Corimex Mill)
     Docelles, France
       (Lana Mill)
     Grenoble, France
       (Lancey and
       Pont De Claix Mills)
     Maresquel, France
     Saillat, France
     Saint Die, France
       (Anould Mill)
     Strasbourg, France
       (La Robertsau Mill)
     Bergisch Gladbach, Germany
       (Gorhrsmuhle Mill)

     Duren, Germany
       (Reflex Mill)
     Kinleith, New Zealand
     Mataura, New Zealand
     Kwidzyn, Poland

PACKAGING
CONTAINERBOARD
  Domestic:
     Mansfield, Louisiana
     Pineville, Louisiana
     Vicksburg, Mississippi
     Oswego, New York
     Gardiner, Oregon

  International:
     Arles, France
     Kinleith, New Zealand
     Penrose, New Zealand

CORRUGATED CONTAINER
  Domestic:
     Mobile, Alabama
     Russellville, Arkansas
     Carson, California
     Modesto, California
     San Jose, California
     Stockton, California
     Putnam, Connecticut
     Auburndale, Florida
     Chicago, Illinois
     Shreveport, Louisiana
     Springhill, Louisiana
     Detroit, Michigan
     Minneapolis, Minnesota
     Geneva, New York
     Tallman, New York
     Statesville, North Carolina
     Cincinnati, Ohio
     Wooster, Ohio
     Mount Carmel, Pennsylvania
     Georgetown, South Carolina
     Nashville, Tennessee
     Dallas, Texas
     Edinburg, Texas
     El Paso, Texas
     Delavan, Wisconsin
     Fond du Lac, Wisconsin

  International:
     Las Palmas, Canary Islands
     Suva, Fiji
     Arles, France
     Chalon-sur-Saone, France
     Chantilly, France
     Creil, France
     LePuy, France
     Mortagne, France
     Guadeloupe, French West
       Indies
     Bellusco, Italy
     Catania, Italy
     Pedemonte, Italy
     Pomezia, Italy
     San Felice, Italy
     Auckland, New Zealand
     Christchurch, New Zealand
     Dunedin, New Zealand
     Feilding, New Zealand
     Hamilton, New Zealand
     Hastings, New Zealand
     Invercargill, New Zealand
     Levin, New Zealand
     Nelson, New Zealand
     Barcelona, Spain
     Bilbao, Spain
     Valladolid, Spain
     Winsford, United Kingdom

     Fiber Converting Plants
     Auckland, New Zealand
     Nelson, New Zealand

BLEACHED BOARD
  Domestic:
     Pine Bluff, Arkansas
     Moss Point, Mississippi
     Georgetown, South
       Carolina
     Texarkana, Texas

  International:
     Whaketane, New Zealand

LIQUID PACKAGING
  Domestic:
     Turlock, California
     Plant City, Florida
     Atlanta, Georgia
     Cedar Rapids, Iowa
     Kansas City, Kansas
     Framingham, Massachusetts
     Kalamazoo, Michigan
     Raleigh, North Carolina
     Philadelphia, Pennsylvania

  International:
     Itu, Brazil
     Edmonton, Alberta, Canada
     London, Ontario, Canada
     Longueuil, Quebec, Canada
     Santiago, Dominican Republic
     Perugia, Italy
     Kingston, Jamaica
     Tokyo, Japan
     Seoul, Korea
     Taipei, Taiwan
     Caracas, Venezuela

FOLDING CARTON
  Domestic:
     Clinton, lowa
     Hopkinsville, Kentucky
     Cincinnati, Ohio
     Richmond, Virginia

  International:
     Auckland, New Zealand
     Christchurch, New Zealand
     Palmerston North,
       New Zealand

LABEL
     Commerce, California
     Bowling Green, Kentucky

KRAFT PAPER
     Mobile, Alabama
     Camden, Arkansas
     Moss Point, Mississippi

GROCERY BAGS & SACKS
     Mobile, Alabama
     Jackson, Tennessee

MULTIWALL BAGS
  Domestic:
     Camden, Arkansas
     Pittsburg, Kansas
     Wilmington, Ohio

  International:
     Auckland, New Zealand
     Palmerston North,
       New Zealand

PLASTIC PACKAGING
  Domestic:
     Janesville, Wisconsin

  International:
     Santiago, Chile
     Auckland, New Zealand
     Christchurch, New Zealand
     Hamilton, New Zealand
     Hastings, New Zealand
     Wellington, New Zealand

DISTRIBUTION
WHOLESALE AND RETAIL DISTRIBUTION
(303 distribution branches)
  ResourceNet International
     Domestic:
     Stores Group
       Chicago, Illinois
       142 locations nationwide
     Dillard Paper
       Greensboro, North Carolina
       21 branches in the Middle
       Atlantic States and
       Southeast
     Dixon Paper Company
       Denver, Colorado
       12 branches in the West
       and Midwest
     Specialty Business Group
       Erlanger, Kentucky
       12 branches in
       New England and
       Middle Atlantic
       States, Midwest,
       South and West
     Ingram Paper
       City of Industry, California
       7 locations in the
       Southwest and Hawaii

     Kirk Paper Company
       Downey, California
       4 locations in the
       West, Southwest,
       and Northwest
     Leslie Paper
       Minneapolis, Minnesota
       12 locations in the
       Midwest
     Northeast Region
       Erlanger, Kentucky
       43 branches
       in New England,
       Middle Atlantic States,
       Midwest and
       District of Columbia
     Western Pacific
       Portland, Oregon
       2 locations in
       the Northwest
     Western Paper Company
       Overland Park, Kansas
       23 branches in the West,
       Midwest and South

  International:
     Chihuahua,
       Chihuahua, Mexico
       3 locations

  Other International:
     Aussedat Rey France
       Distribution S.A., Pantin,
          France
     Recom Papers
       Nijmegen, Netherlands
     Scaldia Papier BV,
       Nijmegen, Netherlands
     Aalbers Paper Products
       Veenendaal, Netherlands
     Paper Merchant, Warehousing
       and Distribution Centers,
       15 locations in
       New Zealand and
       3 locations in
       Australia

FOREST PRODUCTS
FORESTLANDS
  Domestic:
     Approximately 6.0 million
     acres in the South, Northeast
     and Northwest

  International:
     Approximately 800,000 acres
     in New Zealand

WOOD PRODUCTS
  Domestic:
     Maplesville, Alabama
     Tuscaloosa, Alabama
     Gurdon, Arkansas
     Leola, Arkansas
     Whelen Springs, Arkansas
     DeRidder, Louisiana
     Springhill, Louisiana
     Morton, Mississippi
     Wiggins, Mississippi
     Joplin, Missouri
     Pleasant Hill, Missouri
     Madison, New Hampshire
     Pilot Rock, Oregon
     Sampit, South Carolina
     Henderson, Texas
     Mineola, Texas
     Nacogdoches, Texas
     New Boston, Texas
     Danville, Virginia
     Building Products
       Ukiah, California
       Lisbon Falls, Maine
       Laurel, Mississippi
       Towanda, Pennsylvania
     Fiberboard
       Spring Hope,
          North Carolina
       Marion, South Carolina
     Particleboard
       Stuart, Virginia
       Waverly, Virginia
     Slaughter
       Dallas, Texas
       2 branches in the
       Southwest and Northwest

  International:
     INTAMASA
       Cella, Spain
     Masonite Africa Limited
       Estcourt Plant
     Myrtleford,
       New South Wales,
       Australia
     Mt. Druit, New South
       Wales, Australia
     Benella,
       Victoria, Australia
     Auckland, New Zealand
     Kopu, New Zealand
     Kumeu, New Zealand
     Marton, New Zealand
     Nelson, New Zealand
     Putaruru, New Zealand
     Rangiora, New Zealand
     Rotorua, New Zealand
     Taupo, New Zealand
     Thames, New Zealand
     Topuni, New Zealand
     Tokoroa, New Zealand
     Building Supply
       Retail Outlets, 34 branches
       in New Zealand

REALTY PROJECTS
  Haig Point Plantation
     Daufuskie Island, South Carolina

SPECIALTY PRODUCTS
TISSUE
  Mills:
     Box Hill,
       Victoria, Australia
     Myrtleford,
       Victoria, Australia
     Kawerau, New Zealand

  Plants:
     Box Hill,
       Victoria, Australia
     Clayton,
       Victoria, Australia
     Keon Park,
       Victoria, Australia
     Auckland, New Zealand
     (three plants)
     Christchurch, New Zealand
     Te Rapa, New Zealand

NONWOVENS
  Domestic:
     Athens, Georgia
     Griswoldville, Massachusetts
     Walpole, Massachusetts
     Lewisburg, Pennsylvania
     Bethune, South Carolina
     Green Bay, Wisconsin

  International:
     Liege, Belgium
     Toronto, Ontario, Canada
     Yokohama, Japan
     San Jose Ituebide, Mexico

IMAGING PRODUCTS
  Domestic:
     Jacksonville, Florida
     Holyoke, Massachusetts
     Binghamton, New York

  International:
     Melbourne, Australia
     Saint-Priest, France
     Munich, Germany
     Mobberley, Great Britain
     Morley, Great Britain
     Fribourg, Switzerland

CHEMICALS
  Domestic:
     Panama City, Florida
     Pensacola, Florida
     Port St. Joe, Florida
     Oakdale, Louisiana
     Springhill, Louisiana
     Gulfport, Mississippi
     Picayune, Mississippi

  International:
     Niort, France
     Sandarne, Sweden
     Greaker, Norway

PETROLEUM
  Alvin, Texas
  Houston, Texas
  Midland, Texas
  Orange, Texas

SPECIALTY PANELS
  Domestic:
     Chino, California
     Ukiah, California
     Cordele, Georgia
     Glasgow, Kentucky
     Louisville, Kentucky
     Monticello, Kentucky
     (2 plants)
     Odenton, Maryland
     Laurel, Mississippi
     Statesville, North Carolina
     Tarboro, North Carolina
     Towanda, Pennsylvania
     Hampton, South Carolina
     Waverly, Virginia
     Oshkosh, Wisconsin

  International:
     Pori, Finland
     Bergerac, France
     (Couze Mill)
     Ussel, France
     Barcelona, Spain
     (Durion Mill)

BUILDING PRODUCTS
  FLOORING
     Sydney, New South
       Wales, Australia

  INSULATION
     Minto, New South
       Wales, Australia
     Sydney, New South
       Wales, Australia
     Auckland, New Zealand
     Christchurch, New Zealand

  ROOFING
     Corona, California
     Auckland, New Zealand

  SINKWARE AND ALUMINIUM PRODUCTS
     Adelaide, South Australia
     Auckland, New Zealand

SPECIALTY PAPERS
  Thilmany
     Knoxville, Tennessee
     Kaukauna, Wisconsin
  Nicolet
     De Pere, Wisconsin
  Jay, Maine
     (Androscoggin Mill)
  Akrosil
       Domestic:
          Menasha, Wisconsin
          Lancaster, Ohio
       International:
          Toronto, Canada
          Limburg, Netherlands

                                    [LOGO]

            PRINTED ON HAMMERMILL PAPERS ACCENT OPAQUE, 50 LBS.
            HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER.