Form 10-Q
period 1996-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1996-05-15
CIK 51434

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         ______________

                           FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996      Commission file number 1-3157


                  INTERNATIONAL PAPER COMPANY
     (Exact name of registrant as specified in its charter)


            New York                                          13 0872805
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock outstanding on April 30, 1996: 298,347,521 shares.

                          INTERNATIONAL PAPER COMPANY

                                     INDEX





                                                                    Page
                                                                    No.
                                                                    ----
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Earnings -
          Three Months Ended March 31, 1996 and 1995                3

          Consolidated Balance Sheet -
          March 31, 1996 and December 31, 1995                      4-5

          Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995                6

          Notes to Consolidated Financial
          Statements                                                7-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10-13

Item 3.   Other Financial Information                               14


PART II.  Other Information

Item 1.   Legal Proceedings                                         15-16

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

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                  (Unaudited)
                    (In millions, except per-share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    1996          1995
                                                  --------      --------

Net Sales                                          $4,798        $4,492
                                                   ------        ------

Costs and Expenses

  Cost of products sold                             3,556         3,224

  Selling and administrative expenses                 347           304

  Depreciation and amortization                       263           234

  Distribution expenses                               201           179

  Taxes other than payroll and income taxes            47            41

  Restructuring and asset impairment charge           515
                                                   ------        ------
Total Costs and Expenses                            4,929         3,982
                                                   ------        ------

  Gain on sale of partnership interest                592
                                                   ------        ------

Earnings Before Interest, Income Taxes and
  Minority Interest                                   461           510

  Interest expense, net                               125           104
                                                   ------        ------

Earnings Before Income Taxes and Minority
 Interest                                             336           406

  Provision for income taxes                          163           146

  Minority interest expense, net of taxes              75            14
                                                   ------        ------

Net Earnings                                       $   98        $  246
                                                   ======        ======


Earnings per Common Share                          $ 0.36        $ 0.97
                                                   ======        ======

Average Shares of Common Stock Outstanding          268.9         252.8
                                                   ======        ======

Cash Dividends per Common Share                    $ 0.25        $ 0.21
                                                   ======        ======




The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)


                                          March 31,       December 31,
                                            1996              1995
                                          ---------       ------------
ASSETS

Current Assets
  Cash and temporary investments            $   399          $   312
  Accounts and notes receivable, net          2,681            2,571
  Inventories                                 2,954            2,784
  Other current assets                          338              206
                                            -------          -------
Total Current Assets                          6,372            5,873
                                            -------          -------
Plants, Properties and Equipment, Net        12,973           10,997
Forestlands                                   3,317            2,803
Investments                                   1,445            1,420
Goodwill                                      2,885            1,355
Deferred Charges and Other Assets             1,614            1,529
                                            -------          -------
TOTAL ASSETS                                $28,606          $23,977
                                            =======          =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)


                                          March 31,       December 31,
                                            1996              1995
                                          ---------       ------------
LIABILITIES AND COMMON SHAREHOLDERS'
  EQUITY

Current Liabilities
  Notes payable and current maturities
    of long-term debt                       $ 4,296          $ 2,283
  Accounts payable                            1,321            1,464
  Accrued Liabilities                         1,636            1,116
                                            -------          -------
Total Current Liabilities                     7,253            4,863
                                            -------          -------
Long-Term Debt                                5,583            5,946
Deferred Income Taxes                         2,779            1,974
Other Liabilities                             1,215              980
Minority Interest                             1,994            1,967
International Paper-Obligated
  Mandatorily Redeemable Preferred
  Securities of Trust Holding Solely
  International Paper Subordinated
  Debentures                                    450              450
Common Shareholders' Equity
    Common stock, $1 par value, issued
    1996 -- 299.0 shares,
    1995 -- 263.3 shares                        299              263
    Paid-in capital                           3,399            1,963
    Retained earnings                         5,659            5,627
                                            -------          -------
                                              9,357            7,853

    Less:  Common stock held in treasury,
      at cost; 1996 -- .9 shares,
      1995 -- 2.3 shares                         25               56
                                            -------          -------
Total Common Shareholders' Equity             9,332            7,797
                                            -------          -------
TOTAL LIABILITIES AND
COMMON SHAREHOLDERS' EQUITY                 $28,606          $23,977
                                            =======          =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                              1996             1995
                                            -------          -------
OPERATING ACTIVITIES
  Net earnings                              $    98          $   246

  Noncash items
    Gain on sale of partnership interest       (592)
    Restructuring and asset impairment
      charge                                    515
    Depreciation and amortization               263              234
    Deferred income taxes                        81               35
    Other, net                                   89              (50)
  Changes in current assets and liabilities
    Accounts and notes receivable                50             (246)
    Inventories                                  36              (94)
    Other current assets                        (21)             (13)
    Accounts payable and accrued
      liabilities                              (167)              86
                                            -------          -------
CASH PROVIDED BY OPERATIONS                     352              198
                                            -------          -------
INVESTMENT ACTIVITIES
  Invested in capital projects                 (253)            (243)
  Mergers and acquisitions                   (1,279)              (9)
  Other                                          (9)             (22)
                                            -------          -------
CASH USED FOR INVESTMENT ACTIVITIES          (1,541)            (274)
                                            -------          -------
FINANCING ACTIVITIES
  Issuance of common stock                       35               14
  Issuance of debt                            1,421               37
  Reduction of debt                            (136)             (58)
  Change in bank overdrafts                     (12)              80
  Dividends paid                                (65)             (53)
  Other                                          31              (23)
                                            -------          -------
CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES                          1,274               (3)
                                            -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH           2                5
                                            -------          -------
CHANGE IN CASH AND TEMPORARY INVESTMENTS         87              (74)
CASH AND TEMPORARY INVESTMENTS
  Beginning of the period                       312              270
                                            -------          -------
  End of the period                         $   399          $   196
                                            =======          =======

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL PAPER COMPANY
             Notes to Consolidated Financial Statements
                             (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, which has previously been filed with the Securities and Exchange Commission.

2. On March 12, 1996, the Company completed the recently-announced merger with Federal Paper Board (Federal), a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings since March 12, 1996, and the March 31, 1996, consolidated balance sheet includes the balances of Federal.

     In late April 1995, the Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt
     Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date, the equity accounting method was utilized.

     In January 1995, the Company acquired the assets of two Michigan-based paper distributors, Carpenter Paper Company and Seaman-Patrick
     Paper Company. In September 1995, the Company acquired Micarta, the high pressure laminates business of Westinghouse located in Hampton, South Carolina and in October 1995, the Company acquired the inks and adhesives resin business of DSM located in Niort, France.

     All of the 1996 and 1995 acquisitions were accounted for using the purchase method.

     The consolidated balance sheet at March 31, 1996 includes preliminary purchase price allocations for Micarta, the inks and adhesives resin business of DSM, Federal and Carter Holt Harvey.




3. On March 29, 1996, IP Timberlands Ltd. (IPT), a consolidated subsidiary of International Paper, completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share). IPT and International Paper retained non operating interests in the partnership.

4. During the first quarter of 1996 , the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $260 million for the write-off of certain assets, $88 million for asset impairments, $115 million in associated severance costs and $52 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $167 million. Approximately $100 million of these cash costs are expected to be incurred in 1996 with the remainder to be spent in 1997. All actions are planned to be completed before the end of 1997.

5. In the third quarter of 1995, International Paper Capital Trust (the "Trust") issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly owned consolidated subsidiary of International Paper. The Trust's sole assets are International Paper 5 1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are unconditionally guaranteed by International Paper Company. These preferred securities are convertible into International Paper common stock.

6.   Inventories by major category include:

                                                  March 31,      December 31,
                                                    1996            1995
                                                  ---------      ------------
                                                        (In millions)

     Raw materials                                 $  569          $  591

     Finished pulp, paper and packaging products    1,458           1,340

     Finished lumber and panel products               226             223

     Operating supplies                               392             343

     Other                                            309             287
                                                    -----           -----


       Total                                       $2,954          $2,784
                                                    =====           =====

7. Interest payments made during the three months ended March 31, 1996 and 1995 were $162 million and $114 million, respectively. Interest income for the three months ended March 31, 1996 and 1995 was $11 million and $7 million, respectively. Income tax payments made during the three months ended March 31, 1996 and 1995 were $14 million and $6 million, respectively.

8. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $255 million and $184 million at March 31, 1996 and December 31, 1995, respectively.

9. Accumulated depreciation was $8.7 billion at March 31, 1996 and $8.4 billion at December 31, 1995. The allowance for doubtful accounts was $103 million at March 31, 1996 and $101 million at December 31, 1995.

10. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

11. The following unaudited pro forma financial information for the three months ended March 31, 1996 and 1995 presents the combined results of the continuing operations of International Paper, Federal, Carter Holt Harvey and the other acquisitions completed during 1995.

     The merger with Federal was completed on March 12,1996 and is included in the consolidated pro forma information presented for each period. The acquisiton of 26.5% of Carter Holt Harvey common stock was completed in April 1995, thereby increasing the Company's total ownership to 50.3% (50.2% on a fully-diluted basis). Carter Holt Harvey was accounted for under the equity method prior to May 1, 1995, at which time it was consolidated. Carter Holt Harvey is consolidated in each of the periods presented.

     The pro forma information is prepared as if each of the acquisitions occurred as of the beginning of each period. The pro forma adjustments are based on available information, estimated purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates will be realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the respective period. In addition, the information is not indicative of future results.

                                             1996             1995
                                            -------         --------


  Net Sales                                 $ 5,112          $  5,479
                                            =======          ========
  Net Earnings                                   84               301
                                            =======          ========
  Earnings Per Common Share                    0.28              1.03
                                            =======          ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

International Paper's first-quarter 1996 consolidated net sales were $4.8 billion, which exceeded 1995 first-quarter net sales of $4.5 billion, but were below fourth-quarter 1995 sales of $5.1 billion.

First-quarter 1996 net earnings were $98 million or $.36 per share. This included a gain on the sale of an interest in a forestlands partnership that contributed $336 million after taxes and minority interest expense or $1.25 per share, and a restructuring and asset impairment charge of $362 million after taxes or $1.35 per share. Before these items, first quarter 1996 net earnings were $124 million or $.46 per share. These results were about 50% below first-quarter 1995 net earnings of $246 million or $.97 per share and fourth-quarter 1995 net earnings of $263 million or $1.01 per share.

First-quarter 1996 earnings declined from the 1995 fourth quarter primarily due to sharply lower prices, extensive downtime at company mills as customers continued to draw down their inventories, and unusually severe weather conditions. Compared with the 1995 first quarter, current-period earnings were down in all product lines. The largest declines occurred in the pulp and printing and converting papers businesses. Although prices declined during the first quarter, improvements in market conditions led to price increase announcements early in the second quarter for uncoated papers, pulp and containerboard.

The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996 and Carter Holt Harvey since May 1, 1995. About 12% of first quarter 1996 net sales were generated by these businesses. The results for each of these companies are included in the segments in which they operate although their segment results have been adjusted to conform with International Paper's classifications. The following segment discussions are before the gain on the sale of an interest in a forestlands partnership and the restructuring and asset impairment charge.

Printing Papers 1996 first-quarter net sales decreased to $1.4 billion from $1.5 billion in the 1995 first quarter even though contributions from Carter Holt Harvey and Federal were approximately 6% of total segment sales for the 1996 first quarter. Segment sales and operating profit were lower than the 1995 first quarter and the 1995 fourth quarter due to significant price declines for most paper products as customers continued to reduce their inventories. Customer inventory corrections are estimated to be complete and improvement in some product lines has led to price increases announced for the second quarter for most uncoated U.S. business papers.

Packaging 1996 first-quarter net sales increased 19% to $1.1 billion from $955 million in the 1995 first quarter and were about even with the 1995 fourth quarter. First-quarter sales before contributions from Carter Holt Harvey and Federal would have been about 3% below the 1995 first quarter. Operating profit declined sharply from the 1995 first quarter and the 1995 fourth quarter primarily due to rapidly deteriorating prices for containerboard which more than offset increased volume. Bleached board results were about even with the 1995 first quarter.

Distribution net sales of $1.2 billion for the 1996 first quarter, including contributions from 1995 acquisitions, were about even with the 1995 first quarter and were slightly below the 1995 fourth quarter. Operating profit declined from the 1995 first quarter reflecting lower prices for printing papers.

Specialty Products 1996 first-quarter net sales increased 20% to $860 million from $715 million in the 1995 first quarter and declined slightly from the 1995 fourth quarter. Before Carter Holt Harvey's contribution, first quarter sales would have increased about 3% over the 1995 first quarter. Operating profit was about even with the 1995 first quarter. Positive contributions from Carter Holt Harvey offset declines in other businesses.

Forest Products 1996 first-quarter net sales increased 49% to $575 million from $385 million in the 1995 first quarter. However, before contributions from Carter Holt Harvey and Federal, sales would have decreased about 12%. Operating earnings declined from the 1995 first quarter reflecting lower wood products earnings that more than offset contributions from Carter Holt Harvey and Federal.

MERGERS AND ACQUISITIONS

On March 12, 1996, International Paper completed the previously announced merger with Federal Paper Board, a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings from March 12, 1996, and the March 31, 1996 consolidated balance sheet includes the balances of Federal. As a result of this merger, Federal contributed about 2% of consolidated net sales and up to 5% for each of the components of consolidated costs and expenses. Increases since December 31, 1995 in property, plant and equipment, forestlands, goodwill, notes payable and current maturities of long-term debt, deferred income taxes, and other liabilities were primarily the result of the consolidation of Federal. Consolidated common shareholders' equity increased due to the International Paper common shares issued in exchange for Federal shares. Consolidated working capital was negative at March 31, 1996 due to the short-term debt used to acquire Federal shares and the consolidation of borrowings classified as short term included on the balance sheet of Federal.

In late April 1995, the Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company, for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date, the equity accounting method was utilized. Sales contributions from Carter Holt Harvey were approximately 10% of total consolidated net sales for the 1996 first quarter. Carter Holt Harvey also contributed from 8% to 13% of each of the components of consolidated costs and expenses except for taxes other than payroll and income taxes for which the contribution was de minimis. The consolidated balance sheets at December 31, 1995 and March 31, 1996 include Carter Holt Harvey.

Interest expense increased as a result of higher International Paper borrowings used for the acquisitions of Carter Holt Harvey and Federal, as well as the consolidation of their interest expense since the dates of acquisition. The consolidated balance sheet reflects preliminary purchase price allocations for Carter Holt Harvey and Federal.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

During the first quarter of 1996 , the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses that resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $260 million for the write-off of certain assets, $88 million for asset impairments, $115 million in associated severance costs and $52 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $167 million. Approximately $100 million of these cash costs are expected to be incurred in 1996 with the remainder to be spent in 1997. Annual pre-tax savings generated by these actions are expected to be approximately $70 million or $.17 per share in 1996 and $100 million or $.25 per share in 1997.

About three-quarters of the charge related to businesses in the specialty products segment with the majority to be used for the consolidation of the imaging products business in the United States and Europe. The printing papers and packaging segments each received roughly 10% of the charge and about 5% related to the forest products segment.

GAIN ON SALE OF PARTNERSHIP INTEREST


On March 29, 1996, IP Timberlands Ltd. (IPT), a consolidated subsidiary of International Paper, completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share).

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow totaled $352 million for the three months of 1996, an increase over 1995 first-quarter operating cash flow of $198 million. The increase was primarily the result of lower increases in working capital requirements ($102 million in 1996 compared with $267 million in 1995) and higher noncash expenses included in earnings.

Investments in capital projects, including Carter Holt Harvey, totaled $253 million for the three months, about even with the 1995 first quarter.

Approximately $1.3 billion of cash was spent and $1.4 billion of International Paper common stock was issued (35.4 million shares) to acquire the outstanding shares of Federal under the terms of the merger completed in the 1996 first quarter.

Financing activities for the 1996 three-month period included approximately $1.3 billion of short-term borrowings primarily used to acquire Federal common shares. Dividend payments of $65 million or $.25 per common share reflected the third-quarter 1995 increase in the quarterly dividend and the two-for-one common stock split.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund its capital expenditures, which are expected to be about $1.5 billion for 1996, including the expected capital spending activities of Carter Holt Harvey and Federal.

OTHER

The prior-year financial statements have been adjusted to present minority interest expense separately. Minority interest expense was previously included as a component of cost of products sold, and a reduction in operating profit, because the amounts were not material. Minority interest expense for the 1996 first quarter increased significantly over the comparable 1995 first quarter due to the consolidation of Carter Holt Harvey and the minority interestholder's share of the gain on the sale of an interest in a forestlands partnership.

The effective income tax rate increased from about 36% in the 1995 first quarter to about 48.5% in the 1996 first quarter. The reasons for the increase related to components of the restructuring and asset impairment charge that are not deductible for tax purposes and the statutory tax rate on the gain on the sale of an interest in a forestlands partnership.

ITEM 3. OTHER FINANCIAL INFORMATION

                           Sales by Industry Segment
                                      and
                            Production by Products
                                  (Unaudited)

Sales by Industry Segment (In millions)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------

Printing Papers                                        $1,355    $1,475

Packaging                                               1,135       955

Distribution                                            1,185     1,195

Specialty Products                                        860       715

Forest Products                                           575       385

Less:  Intersegment Sales                                (312)     (233)
                                                        -----     -----
                                                       $4,798    $4,492
                                                        =====     =====

Production by Products


                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996 (D)    1995
                                                      --------  --------
Printing Papers (In thousands of tons)

  White Papers and Bristols                               833       849

  Coated Papers                                           246       322

  Market Pulp (A)                                         404       428


  Newsprint                                                22        21

Packaging (In thousands of tons)

  Containerboard                                          652       543

  Bleached Packaging Board                                343       265

  Industrial Papers                                       160       160

  Industrial and Consumer Packaging (B)                   793       732

Specialty Products

  Tissue                                                   25        --

Forest Products (In millions)

  Panels (sq. ft. 3/8" basis) (C)                         286       206

  Lumber (board feet)                                     348       218

(A)  This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C)  Panels include plywood and oriented strand board.

(D) Includes Carter Holt Harvey for the full quarter and Federal from March 12, 1996.
                                      14

                 PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DIOXIN LITIGATION

     As reported in the Annual Report on Form 10-K for the year ended
December 31, 1995 (the "Annual Report"), on June 11, 1993, a lawsuit purporting to be a class action was filed by individuals against the Company, Dow Chemical and individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount, alleging that the Company polluted Staulkinghead Creek and all waterways south thereof, by discharging chemicals, including dioxin, from its Bastrop, Louisiana mill. The case was removed to the U.S. District Court for the Middle District of Louisiana. On June 22, 1994, the Court entered an order dismissing Dow and its employees from the case. The plaintiff appealed this ruling challenging among other things federal jurisdiction. The Fifth Circuit Court of Appeals ruled in favor of the defendants on all issues and returned the case to the Federal District Court. That Court dismissed plaintiff's claims based on an alleged fear of contracting cancer since these lawsuits were filed beyond the limitations period for such actions. The case is proceeding on the property damage and business loss causes of action. The class certification issue remains before the Court for determination.

     Beginning in November of 1990, the Company was named as a defendant in 88 lawsuits by individuals filed in state or federal court in Mississippi alleging that it has polluted and damaged the Pascagoula, Leaf and Escatawpa Rivers by releasing dioxin and over forty other chemicals into those rivers. The 88 original Mississippi cases were consolidated before one judge and for administrative purposes were divided into the Pritchard Group and the Deakle Group. Following a series of rulings by the court on Motions to Dismiss and Motions for Summary Judgment, as of May 3, 1996, all of the Pritchard Group cases have been dismissed, leaving only the Deakle Group cases still pending (6 cases, 1,831 plaintiffs) in Mississippi. Motions for Summary Judgment have been filed in all the Deakle Group cases raising the same legal issues as those raised in the Pritchard Group cases. While any of this litigation has an element of uncertainty, the Company believes that in the very near future it will prevail on its Motions for Summary Judgment, thereby eliminating all the remaining cases. The Company further believes that the outcome of any of these proceedings, lawsuits or claims, pending or threatened, or all of them combined, will not have a materially adverse effect on the consolidated financial position or results of operations.

OTHER LITIGATION

     In actions reported in the Annual Report, an order was entered on April 11, 1996, in Maine Superior Court, whereby in consideration of the payment of $175,296, the Company settled with both the State of Maine and the Town of Jay, all air emission violations that may have occurred through December 31, 1995, as well as all violations of state waste water discharge and hazardous waste laws through December 31, 1995, thereby concluding the foregoing two actions involving emissions from the Company's Adroscoggin mill's lime kiln. The Company has also paid the $22,000 penalty assessed by the Town in its order of October 14, 1993, which it did not appeal.

     The Annual Report disclosed that in 1989, Masonite Corporation, a wholly-owned subsidiary of the Company ("Masonite"), modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate state authority. In May 1992, the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. On January 18, 1995, a consent decree which resolves this matter was lodged with the U.S. District Court for the Northern District of California. The consent decree includes a civil penalty of $600,000. The consent decree was entered on April 24, 1996, terminating this matter.

     A lawsuit purporting to be a nationwide class action suit was filed against the Company and Masonite, on December 27, 1994 in Mobile County Circuit Court, Mobile, Alabama. This lawsuit alleges that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It is further alleged that the presence of moisture in turn causes the failure of the structure underneath the siding. The class, which has been certified, consists of all owners of homes in the United States having Masonite hardboard siding. It is impossible to know how many homes may have this siding, but it is estimated that there are hundreds of thousands. The Company and Masonite were unsuccessful in their attempt to remove the case to the Federal District Court for the Southern District of Alabama on diversity grounds. The case has been remanded to the Mobile County Circuit Court and has been set for trial on August 19, 1996. In addition, on December 7, 1995, a lawsuit was filed in the United States District Court in Hattiesburg, Mississippi seeking class certification on behalf of all owners of buildings with Masonite siding. This action was transferred by the Panel for Multidistrict Litigation to the United States District Court in New Orleans, Louisiana where all pending federal cases involving claims of defective Masonite siding have been consolidated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      (11)  Statement of Computation of Per Share Earnings

      (12)  Computation of Ratio of Earnings to Fixed Charges

      (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Company for the period covered by this report except those previously set forth in the Annual Report on Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)


Date:  May 15, 1996                    By /s/ MARIANNE M. PARRS
                                          --------------------------------
                                          Marianne M. Parrs
                                          Senior Vice President
                                          and Chief Financial Officer


Date:  May 15, 1996                    By /s/ ANDREW R. LESSIN
                                          --------------------------------
                                          Andrew R. Lessin
                                          Vice President and
                                          Controller and Chief
                                          Accounting Officer