Form 10-Q
period 1996-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1996-08-14
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 --------------

For Quarter Ended June 30, 1996                    Commission file number 1-3157

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

                                    Yes  X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common stock outstanding on July 31, 1996: 299,948,993 shares.

                          INTERNATIONAL PAPER COMPANY

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Statement of Earnings -
              Three Months and Six Months Ended June 30, 1996 and 1995      3

              Consolidated Balance Sheet -
              June 30, 1996 and December 31, 1995                          4-5

              Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1996 and 1995                       6

              Notes to Consolidated Financial
              Statements                                                   7-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-13

Item 3.       Other Financial Information                                 14-16

PART II.      Other Information

Item 1.       Legal Proceedings                                            17
Item 2.       Changes in Securities                                         *
Item 3.       Defaults upon Senior Securities                               *
Item 4.       Submission of Matters to a Vote of Security Holders          18
Item 5.       Other Information                                             *
Item 6.       Exhibits and Reports on Form 8-K                             19
Signatures                                                                 20

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        INTERNATIONAL PAPER COMPANY
                                     Consolidated Statement of Earnings
                                                (Unaudited)
                                  (In millions, except per-share amounts)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                             --------------------        -------------------
                                                              1996          1995          1996         1995
                                                             ------        ------        ------       ------
Net Sales                                                    $5,093        $5,084        $9,891       $9,576
                                                             ------        ------        ------       ------
Costs and Expenses
    Cost of products sold                                     3,771         3,532         7,327        6,756
    Selling and administrative expenses                         379           346           726          650
    Depreciation and amortization                               302           264           565          498
    Distribution expenses                                       237           205           438          384
    Taxes other than payroll and income taxes                    50            45            97           86
    Restructuring and asset impairment charge                                               515
                                                             ------        ------        ------       ------
Total Costs and Expenses                                      4,739         4,392         9,668        8,374
                                                             ------        ------        ------       ------
    Gain on sale of partnership interest                                                    592
                                                             ------        ------        ------       ------
Earnings Before Interest, Income Taxes and
    Minority Interest                                           354           692           815        1,202
    Interest expense, net                                       137           138           262          242
                                                             ------        ------        ------       ------
Earnings Before Income Taxes and Minority Interest              217           554           553          960
     Provision for income taxes                                  80           195           243          341
     Minority interest expense, net of taxes                     38            43           113           57
                                                             ------        ------        ------       ------
Net Earnings                                                 $   99        $  316        $  197       $  562
                                                             ======        ======        ======       ======
Earnings per Common Share                                    $ 0.33        $ 1.25        $ 0.69       $ 2.22
                                                             ======        ======        ======       ======
Average Shares of Common Stock Outstanding                    299.1         253.5         284.0        253.1
                                                             ======        ======        ======       ======
Cash Dividends per Common Share                              $ 0.25        $ 0.21        $ 0.50       $ 0.42
                                                             ======        ======        ======       ======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                 June 30,     December 31,
                                                   1996          1995
Assets                                           --------     ------------

Current Assets
   Cash and temporary investments                $   362        $   312
   Accounts and notes receivable, net              2,635          2,571
   Inventories                                     2,788          2,784
   Other current assets                              330            206
                                                 -------        -------
Total Current Assets                               6,115          5,873
                                                 -------        -------
Plants, Properties and Equipment, Net             12,931         10,997
Forestlands                                        3,298          2,803
Investments                                        1,426          1,420
Goodwill                                           2,867          1,355
Deferred Charges and Other Assets                  1,609          1,529
                                                 -------        -------
Total Assets                                     $28,246        $23,977
                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                          June 30,  December 31,
                                                            1996       1995
Liabilities and Common Shareholders' Equity               --------  ------------

Current Liabilities
  Notes payable and current maturities of long-term debt  $ 3,889     $ 2,283
  Accounts payable                                          1,326       1,464
  Accrued liabilities                                       1,428       1,116
                                                          -------     -------
Total Current Liabilities                                   6,643       4,863
                                                          -------     -------
Long-Term Debt                                              5,873       5,946
Deferred Income Taxes                                       2,810       1,974
Other Liabilities                                           1,220         980
Minority Interest                                           1,881       1,967
International Paper-Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary Trust Holding
 Solely International Paper Subordinated Debentures           450         450
Common Shareholders' Equity
  Common stock, $1 par value, issued
   1996 - 300.2 shares, 1995 - 263.3 shares                   300         263
  Paid-in capital                                           3,395       1,963
  Retained earnings                                         5,684       5,627
                                                          -------     -------
                                                            9,379       7,853
  Less: Common stock held in treasury, at cost;
   1996 - .3 shares, 1995 - 2.3 shares                         10          56
                                                          -------     -------
Total Common Shareholders' Equity                           9,369       7,797
                                                          -------     -------
Total Liabilities and Common Shareholders' Equity         $28,246     $23,977
                                                          =======     =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                          Six Months Ended
                                                              June 30,
                                                         -------------------
                                                           1996        1995
                                                         -------     -------
Operating Activities
   Net earnings                                          $   197     $   562
   Noncash items
      Gain on sale of partnership interest                  (592)
      Restructuring and asset impairment charge              515
      Depreciation and amortization                          565         498
      Deferred income taxes                                  120          76
      Other, net                                              35         (40)
   Changes in current assets and liabilities
      Accounts and notes receivable                           91        (303)
      Inventories                                            160        (215)
      Accounts payable and accrued liabilities              (388)        144
      Other                                                  (14)        (31)
                                                         -------     -------
Cash Provided by Operations                                  689         691
                                                         -------     -------
Investment Activities
   Invested in capital projects                             (598)       (573)
   Mergers and acquisitions, net of cash acquired         (1,303)     (1,074)
   Consolidation of equity investment                                    241
   Other                                                      (1)        (43)
                                                         -------     -------
Cash Used for Investment Activities                       (1,902)     (1,449)
                                                         -------     -------
Financing Activities
   Issuance of common stock                                   73          31
   Issuance of debt                                        1,483       1,343
   Reduction of debt                                        (216)       (390)
   Dividends paid                                           (140)       (106)
   Other                                                      64         (53)
                                                         -------     -------
Cash Provided by Financing Activities                      1,264         825
                                                         -------     -------
Effect of Exchange Rate Changes on Cash                       (1)         10
                                                         -------     -------

Change in Cash and Temporary Investments                      50          77
Cash and Temporary Investments
   Beginning of the period                                   312         270
                                                         -------     -------
   End of the period                                     $   362     $   347
                                                         =======     =======

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, which has previously been filed with the Commission.

2. On March 12, 1996, the Company completed the merger with Federal Paper Board (Federal), a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings since March 12, 1996, and the June 30, 1996 consolidated balance sheet includes the balances of Federal.

    In late April 1995, the Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date, the equity accounting method was utilized. As a result of this consolidation, the Company's consolidated cash and temporary investments balance increased by $241 million, representing approximately 74% of Carter Holt Harvey's cash and temporary investments balance as of the acquisition date. This is reflected in the consolidated statement of cash flows as the consolidation of an equity investment.

    In January 1995, the Company acquired the assets of two Michigan-based paper distributors, Carpenter Paper Company and Seaman-Patrick Paper Company. In September 1995, the Company acquired Micarta, the high pressure laminates business of Westinghouse located in Hampton, South Carolina, and in October 1995, the Company acquired the inks and adhesives resin business of DSM located in Niort, France.

    All of the 1996 and 1995 acquisitions were accounted for using the purchase method.

    The consolidated balance sheet at June 30, 1996 includes preliminary purchase price allocations for Micarta, the inks and adhesives resin business of DSM, and Federal. Final allocations for these acquisitions will be completed in 1996, except for Federal, which will be completed in early 1997.

3. On March 29, 1996,IP Timberlands Ltd. (IPT), a consolidated subsidiary of International Paper completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense). IPT and International Paper retained non-operating interests in the partnership.

4. During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes). The charge included $250 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $85 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $165 million. Approximately $100 million of these costs are expected to be incurred in 1996 with the remainder to be spent in 1997. All actions are planned to be completed before the end of 1997.

5. In the third quarter of 1995, International Paper Capital Trust (the "Trust") issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust's sole assets are $464 million aggregate principal amount of International Paper 5 1/4% convertible subordinated debentures due 2025. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $12 million were paid during the six months ended June 30, 1996.

6.  Inventories by major category include:

                                                    June 30,  December 31,
                                                      1996       1995
                                                    --------  ------------
                                                       (In millions)
    Raw materials                                    $  499      $  591
    Finished pulp, paper and packaging products       1,417       1,340
    Finished lumber and panel products                  219         223
    Operating supplies                                  386         343
    Other                                               267         287
                                                     ------      ------
          Total                                      $2,788      $2,784
                                                     ======      ======

7. Interest payments made during the six months ended June 30, 1996 and 1995 were $336 million and $263 million, respectively, including payments of $174 million and $149 million for the 1996 and 1995 second quarters. Interest income for the six months ended June 30, 1996 and 1995 was $24 million and $19 million, respectively. Income tax payments made during the six months ended June 30, 1996 and 1995 were $174 million and $209 million, respectively.

8. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $232 million and $184 million at June 30, 1996 and December 31, 1995, respectively.

9. Accumulated depreciation was $9.1 billion at June 30, 1996 and $8.4 billion at December 31, 1995. The allowance for doubtful accounts was $113 million at June 30, 1996 and $101 million at December 31, 1995.

10. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

11. The following unaudited pro forma financial information for the three months and six months ended June 30, 1996 and 1995 presents the combined results of the continuing operations of International Paper, Federal, Carter Holt Harvey and the other acquisitions completed during 1996 and 1995.

    The merger with Federal was completed on March 12,1996 and is included in the consolidated pro forma information presented for each period. The acquisition of 26.5% of Carter Holt Harvey common stock was completed in April 1995, thereby increasing the Company's total ownership to 50.3% (50.2% on a fully-diluted basis). Carter Holt Harvey was accounted for under the equity method prior to May 1, 1995, at which time it was consolidated. Carter Holt Harvey is consolidated in each of the periods presented.

    The pro forma information is prepared as if the transactions occurred as of the beginning of each period. The pro forma adjustments are based on available information, estimated purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates will be realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the respective period. In addition, the information is not indicative of future results.

                                     Three Months           Six Months
(In millions, except                    Ended                 Ended
per-share amounts)                     June 30,              June 30,
                                  -----------------     -----------------
                                   1996       1995       1996       1995
                                  ------     ------     ------     ------
                                     (Unaudited)           (Unaudited)

    Net Sales                     $5,093     $5,768     $10,205    $11,247
                                  ======     ======     =======    =======
    Net Earnings                  $   99     $  368     $   183    $   656
                                  ======     ======     =======    =======
    Earnings Per Common Share     $ 0.33     $ 1.26     $  0.61    $  2.25
                                  ======     ======     =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's second-quarter 1996 net sales of $5.1 billion were about even with the 1995 second-quarter and were ahead of first-quarter 1996 net sales of $4.8 billion. First-half 1996 net sales increased to $9.9 billion from $9.6 billion in the 1995 first half.

Second-quarter 1996 net earnings of $99 million or $.33 per share declined approximately 70% from 1995 second-quarter net earnings of $316 million or $1.25 per share. Second-quarter 1996 earnings were also below 1996 first-quarter earnings of $124 million or $.46 per share before the first-quarter gain on the sale of an interest in a forestlands partnership of $336 million after taxes and minority interest expense or $1.25 per share and a restructuring and asset impairment charge of $362 million after taxes or $1.35 per share.

First-half 1996 net earnings were $197 million or $.69 per share compared with $562 million or $2.22 per share in the 1995 first half. Before the first-quarter unusual items, 1996 first-half earnings were $223 million or $.79 per share, about a 60% decline from the 1995 first-half.

Second-quarter 1996 earnings declined from the 1995 second quarter primarily due to sharply lower prices experienced by the pulp, printing papers and packaging businesses. Earnings also declined from the 1996 first quarter, although demand is continuing to improve across all major product lines. Inventories for most product lines are approaching normal levels and the price erosion experienced during the past year is moderating. Price increases for pulp were announced in June and July.

The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996 and Carter Holt Harvey since May 1, 1995. About 19% of second-quarter 1996 net sales were generated by these businesses. The results for each of these businesses are included in each applicable segment although their segment results have been adjusted to conform with International Paper's classifications. The following segment discussions are based on results before the first-quarter unusual items.

Printing Papers 1996 second-quarter net sales decreased to $1.4 billion from $1.6 billion in the 1995 second quarter. Carter Holt Harvey and Federal contributed about 14% of total segment sales for the 1996 second quarter. First-half 1996 sales of $2.8 billion were below first-half 1995 sales of $3.1 billion. Operating profits were significantly below the 1995 second quarter and the 1996 first quarter primarily due to weak pulp and European paper markets. However, demand for pulp and paper strengthened considerably and pulp and some U.S. paper prices began to recover during the second quarter.

Packaging 1996 second-quarter net sales increased to $1.3 billion from $1.2 billion in the 1995 second quarter. Second-quarter sales before contributions from Carter Holt Harvey and Federal would have been about 15% below the 1995 second quarter. Operating profits declined sharply from the 1995 second quarter and were down moderately from the 1996 first quarter primarily due to lower containerboard and bleached board prices. Second-quarter 1996 bleached board results were favorably impacted by contributions from Federal.

Distribution net sales of $1.2 billion for the 1996 second quarter were below 1995 second-quarter net sales of $1.3 billion. First-half 1996 net sales of $2.3 billion were below 1995 first-half sales of $2.5 billion. Operating profits declined from the 1995 second quarter reflecting lower prices for printing papers, but increased over the 1996 first quarter as ResourceNet International, the Company's North American distribution business, benefited from higher margins.

Specialty Products 1996 second-quarter net sales increased 9% to $885 million from $815 million in the 1995 second quarter. Before Carter Holt Harvey's contribution, second quarter sales would have increased about 5% over the 1995 second quarter. First-half 1996 net sales increased to $1.7 billion from $1.5 billion in the 1995 first half. Operating profits were ahead of both the 1995 second quarter and the 1996 first quarter reflecting improvements across most major businesses. Building materials businesses were particularly strong in the current-year second quarter.

Forest Products 1996 second-quarter net sales increased 35% to $695 million from $515 million in the 1995 second quarter. However, before contributions from Carter Holt Harvey and Federal, 1996 second-quarter net sales would have been about even with the 1995 second quarter. First-half 1996 net sales increased 41% to $1.3 billion. Operating earnings improved over the 1995 second quarter and the 1996 first quarter. Wood products demand continued to be strong based in part on good housing starts. Forestlands sales and earnings were ahead of the 1995 second quarter and the 1996 first quarter partially due to contributions from acquisitions.


MERGERS AND ACQUISITIONS

On March 12, 1996, International Paper completed the merger with Federal Paper Board, a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings from March 12, 1996 and the June 30, 1996 consolidated balance sheet includes the balances of Federal. As a result of this merger, Federal contributed about 9% of 1996 second-quarter consolidated net sales and between 4% and 14% for each of the components of consolidated costs and expenses. Increases since December 31, 1995 in property, plant and equipment, forestlands, goodwill, notes payable and current maturities of long-term debt, deferred income taxes, and other liabilities were primarily the result of the consolidation of Federal. Consolidated common shareholders' equity increased due to the International Paper common shares issued in exchange for Federal shares. Consolidated working capital was negative at June 30, 1996 due to the short-term debt used to acquire Federal shares and the consolidation of Federal borrowings classified as short term.

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

Sales contributions from Carter Holt Harvey were approximately 10% of consolidated net sales for the 1996 second quarter. Carter Holt Harvey also contributed from 4% to 13% of each of the components of consolidated costs and expenses. The consolidated balance sheets at December 31, 1995 and June 30, 1996 include the balances of Carter Holt Harvey.

The consolidated balance sheet at June 30, 1996 reflects a preliminary purchase price allocation for Federal.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to strengthen existing businesses, which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $250 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $85 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $165 million. Approximately $100 million of these costs are expected to be incurred in 1996 with the remainder to be spent in 1997. Annual pre-tax savings generated by these actions are expected to be approximately $70 million in 1996 and $100 million in 1997.


About three quarters of the charge related to businesses in the specialty products segment with the majority to be used for the consolidation of the imaging products business in the United States and Europe. The printing papers, packaging and forest products segments each received roughly 10% of the charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaling $689 million for the 1996 first half was about even with the $691 million reported for the 1995 first half even though earnings declined $365 million. Lower earnings for the 1996 first half were offset by higher noncash expenses and a much smaller increase in working capital requirements. Working capital requirements for the 1995 first half were $405 million compared with $151 million for the 1996 six months.

Investments in capital projects, including spending by Carter Holt Harvey and Federal, totaled $598 million for the 1996 six months compared with $573 million reported for the 1995 first half. Approximately $1.3 billion of cash was spent and $1.4 billion of International Paper common stock was exchanged (35.4 million shares) to acquire the outstanding shares of Federal under the terms of the merger completed during the 1996 first quarter.

Financing activities for the 1996 six-month period include debt issuances totaling $1.5 billion that consist primarily of short-term borrowings used to acquire Federal common shares and $250 million of 7% medium-term notes used primarily to reduce short-term borrowings. Dividend payments of $140 million or $.50 per common share reflect the third-quarter 1995 increase in the quarterly dividend and the two-for-one common stock split.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund its capital expenditures, which are expected to be about $1.5 billion for 1996. This amount includes the expected capital spending activities of Carter Holt Harvey and Federal.

In July, the Company issued approximately $260 million of medium-term notes with interest rates ranging from 6.68% to 7.17%. The proceeds from these notes will be used primarily to retire short-term borrowings.

Carter Holt Harvey recently announced that it would acquire Forwood Products, the timber processing business of the South Australian Government, for approximately $100 million. The sale is expected to be completed during the third quarter of 1996.

OTHER

Minority interest expense for the 1996 first half increased significantly over the comparable 1995 period due to the consolidation of Carter Holt Harvey and the minority interest holders' share of the gain on the sale of an interest in a forestlands partnership.

The effective income tax rate increased from about 35.5% in the 1995 first half to about 44% in the 1996 first half. The reasons for the increase related to components of the restructuring and asset impairment charge that are not deductible for tax purposes and the statutory tax rate on the gain on the sale of an interest in a forestlands partnership. The effective income tax rate for the 1996 first half before the first-quarter unusual items was approximately 36%.

Scitex Corporation Ltd. (Scitex), an equity investee of International Paper, has reported a net loss of $6 million on revenues of $190 million for its second quarter ended June 30, 1996. Commenting on the second-quarter results, the Scitex earnings release contained the following statement related to the performance of and the market conditions experienced by its graphic arts business. "The industry is consolidating and most participants are experiencing lower revenues and gross margins". As a result, Scitex said that it is developing a detailed plan to restructure its prepress business that will be finalized before the end of the third quarter. International Paper's share of Scitex's reported results, including any restructuring charges that may be recorded, would be approximately 13%.

ITEM 3. OTHER FINANCIAL INFORMATION

                   Financial Information by Industry Segment
                                  (Unaudited)
 (In millions)
Net Sales by Industry Segment

                                  Three Months             Six Months
                                     Ended                   Ended
                                    June 30,                June 30,
                               ------------------      ------------------
                                1996        1995        1996        1995
                               ------      ------      ------      ------
Printing Papers                $1,430      $1,600      $2,785      $3,075
Packaging                       1,285       1,160       2,420       2,115
Distribution                    1,155       1,290       2,340       2,485
Specialty Products                885         815       1,745       1,530
Forest Products                   695         515       1,270         900
Less: Intersegment Sales         (357)       (296)       (669)       (529)
                               ------      ------      ------      ------
Net Sales                      $5,093      $5,084      $9,891      $9,576
                               ======      ======      ======      ======

Operating Profit by Industry Segment
                                                 Six Months Ended June 30,
                                            -----------------------------------
                                                      1996
                                            -------------------------
                                            Before             After
                                            Unusual  Unusual  Unusual
                                             Items   Items(1)  Items     1995
                                            -------  -------  -------   ------
Printing Papers                              $ 117    $ (35)   $  82    $  495
Packaging                                      248      (42)     206       345
Distribution                                    48                48        63
Specialty Products                             155     (370)    (215)      135
Forest Products                                178      535      713       162
                                             -----    -----    -----    ------
Operating Profit                               746       88      834     1,200
  Corporate items, net                          (8)     (11)     (19)        2
  Interest expense, net                       (262)             (262)     (242)
  Provision for income taxes                  (172)     (71)    (243)     (341)
  Minority interest expense, net of taxes      (81)     (32)    (113)      (57)
                                             -----    -----    -----    ------
Net Earnings                                 $ 223    $ (26)   $ 197    $  562
                                             =====    =====    =====    ======

(1) Includes a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.

Assets by Industry Segment

                          June 30,     December 31,
                            1996           1995
                          -------      -----------

Printing Papers           $ 8,690        $ 7,120
Packaging                   6,100          4,150
Distribution                1,395          1,455
Specialty Products          3,455          3,640
Forest Products             5,160          4,445
Equity Investments          1,270          1,290
Corporate                   2,176          1,877
                          -------        -------
Assets                    $28,246        $23,977
                          =======        =======



               Financial Information by Geographic Area
                              (Unaudited)
                             (In millions)

Net Sales by Geographic Area
                                     Six Months Ended
                                       June 30, 1996
                                     ----------------
United States                              $7,104
Europe                                      1,783
Pacific Rim                                 1,106
Other                                          84
Less: Intergeographic Sales                  (186)
                                            ------
Net Sales                                   $9,891
                                            ======

Operating Profit by Geographic Area

                               Six Months Ended June 30, 1996
                               ------------------------------
                               Before         Unusual          After
                            Unusual Items    Items (1)    Unusual Items
                            -------------    ---------    -------------
United States                   $637           $ 306           $ 943
Europe                            (1)           (218)           (219)
Pacific Rim                      107                             107
Other                              3                               3
                                ----           -----           -----
Operating Profit                $746           $  88           $ 834
                                ====           =====           =====

(1) Includes a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.

Assets by Geographic Area
                                       June 30, 1996
                                     ----------------
United States                             $16,010
Europe                                      4,185
Pacific Rim                                 4,410
Other                                         195
Equity Investments                          1,270
Corporate                                   2,176
                                          -------
Assets                                    $28,246
                                          =======


Production by Products
                                            Three Months       Six Months
                                           Ended June 30,     Ended June 30,
                                          ----------------  -------------------
                                          1996(D)  1995(F)  1996(E)(F)  1995(F)
                                          -------  -------  ----------  -------
Printing Papers (In thousands of tons)
  White Papers and Bristols                  979     846       1,812     1,695
  Coated Papers                              254     310         500       632
  Market Pulp (A)                            496     437         900       864
  Newsprint                                   24      22          46        43
Packaging (In thousands of tons)
  Containerboard                             657     615       1,309      1,158
  Bleached Packaging Board                   511     290         854        555
  Industrial Papers                          155     161         315        321
  Industrial and Consumer Packaging (B)      857     803       1,631      1,582
Specialty Products (In thousands of tons)
  Tissue                                      28      17          53         17
Forest Products (In millions)
  Panels (sq. ft. 3/8" basis) (C)            302     255         588        461
  Lumber (board feet)                        450     274         798        492

(A) This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.


(D) Includes Carter Holt Harvey and Federal for the full quarter.

(E) Includes Federal from March 12, 1996.

(F) Certain reclassifications and adjustments have been made to year-to-date and prior year amounts.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MASONITE

As reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, a lawsuit certified as a nationwide class action was filed against the Company and its wholly owned subsidiary Masonite Corporation, on December 27, 1994 in Mobile County Circuit Court, Mobile, Alabama. The lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It further alleged that the presence of moisture in turn causes the failure of the structure underneath. The judge has ordered that a trial of the single issue of inherent product defect be conducted on August 19, 1996. The Company is preparing for trial and will vigorously defend its position. The Company does not beleive that this matter will have a materially adverse effect on its consolidated financial position or result of operations.

As reported in the Annual Report on Form 10-K for the year ended December 31, 1995, in 1989, Masonite modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate State authority. In May, 1992, the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. On January 18, 1995, a consent decree resolving this matter was lodged with the U.S. District Court for the Northern District of California, and was entered on April 24, 1996.

DIOXIN LITIGATION
Louisiana

The Company reported in the Annual Report on Form 10-K for the year ended December 31, 1995, that on June 11, 1993, a lawsuit purporting to be a class action was filed by individuals against the Company, Dow Chemical and individual employees of both companies in the 18th Judicial District of Louisiana seeking compensatory and punitive damages of an unspecified amount, alleging that the Company polluted Staulkinghead Creek and all waterways south thereof, by discharging chemicals, including dioxin, from its Bestrop, Louisiana mill. On July 2, 1996, the Federal District Judge for the Middle District of Louisiana (the court to which the case had been removed) denied class certification and ordered that the case proceed forward with the single named plaintiff. Only claims for property damage remain.

Mississippi

The Company reported in its Annual Report on Form 10-K for the year ended December 31, 1995, that in November, 1990, the Company was named as a defendant in 88 lawsuits filed in state or federal court in Mississippi alleging that it had polluted and damaged the Pascagoula, Leaf and Escatawpa Rivers by releasing dioxin and over 40 other chemicals into those rivers.

Over the past five years, as a result of various rulings dismissing plaintiffs and cases, all of these matters have ended and there are no cases remaining in Mississippi.

Since the Louisiana and Mississippi litigation involving dioxin is no longer considered to have a materially adverse effect on the financial position of the Company, this is the last time that these dioxin matters will be reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of the common stock of the Company was held on May 9, 1996. The shareholders voted on*:

(a) the election of one director to Class I and five directors to Class II. The votes for and those withheld for each nominee were:

Class I

Mr. Kennedy        For:  253,832,108     Withheld:     4,850,797

Class II

Mr. Butcher        For:  254,312,985     Withheld:     4,369,920
Mr. Graham         For:  254,312,802     Withheld:     4,370,103
Mrs. Pfeiffer      For:  254,356,367     Withheld:     4,326,538
Mr. Pratt          For:  254,317,335     Withheld:     4,365,570
Mr. C. W. Smith    For:  253,839,285     Withheld:     4,843,620

(b) the appointment of Arthur Andersen LLP as independent auditors for 1996 was approved and the votes were: for 256,089,811, against 2,156,714, and abstentions 436,380.
- ------------
* If a specific vote category for, against withheld, abstentions and broker no-votes is omitted, the number is zero.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     (11)  Statement of Computation of Per Share Earnings
     (12)  Computation of Ratio of Earnings to Fixed Charges
     (27)  Financial Data Schedule

(b)  Reports on Form 8-K

     Reports on Form 8-K were filed on May 31, 1996, June 3, 1996, and July 5, 1996.
                                       19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                  (Registrant)

Date: August 14, 1996                         By /s/ MARIANNE M. PARRS
                                                 ---------------------
                                                 Marianne M. Parrs
                                                 Senior Vice President
                                                 and Chief Financial Officer

Date: August 14, 1996                         By /s/ ANDREW R. LESSIN
                                                 --------------------
                                                 Andrew R. Lessin
                                                 Vice President,
                                                 Controller and Chief
                                                 Accounting Officer