Form 10-Q
period 1996-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1996-11-13
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996            Commission file number 1-3157

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

        Common stock outstanding on October 31, 1996: 300,155,785 shares.

                      INTERNATIONAL PAPER COMPANY

      INDEX

                                                                      Page No.

PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Earnings -
         Three Months and Nine Months Ended September 30, 1996 and 1995   3

         Consolidated Balance Sheet -
         September 30, 1996 and December 31, 1995                        4-5

         Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995                    6

         Notes to Consolidated Financial Statements                      7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10-13

Item 3.  Other Financial Information                                      14

PART II. Other Information

Item 1. Legal Proceedings                                                 15
Item 2. Changes in Securities                                              *
Item 3. Defaults upon Senior Securities                                    *
Item 4. Submission of Matters to a Vote of Security Holders                *
Item 5. Other Information                                                  *
Item 6. Exhibits and Reports on Form 8-K                                  16
Signatures                                                                17

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                  (Unaudited)
                    (In millions, except per-share amounts)

                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                   September 30,
                                                          -----------------------------     -------------------------------
                                                              1996             1995              1996              1995
                                                          ------------  ----------------   --------------  ---------------
Net Sales                                                 $      5,108  $          5,145   $       14,999  $        14,721
                                                          ------------  ----------------   --------------  ---------------

Costs and Expenses

    Cost of products sold                                        3,760             3,566           11,087           10,322
    Selling and administrative expenses                            387               342            1,113              992
    Depreciation and amortization                                  307               266              872              764
    Distribution expenses                                          240               205              678              589
    Taxes other than payroll and income taxes                       51                46              148              132
    Restructuring and asset impairment charge                                                         515
                                                          ------------  ----------------   --------------  ---------------

Total Costs and Expenses                                         4,745             4,425           14,413           12,799
                                                          ------------  ----------------   --------------  ---------------
    Gain on sale of partnership interest                                                              592
                                                          ------------  ----------------   --------------  ---------------
Earnings Before Interest, Income Taxes and
    Minority Interest                                              363               720            1,178            1,922
    Interest expense, net                                          136               129              398              371
                                                          ------------  ----------------   --------------  ---------------
Earnings Before Income Taxes and Minority Interest                 227               591              780            1,551
     Provision for income taxes                                     86               210              329              551
     Minority interest expense, net of taxes                        30                53              143              110
                                                          ------------  ----------------   --------------  ---------------
Net Earnings                                              $        111   $           328    $         308   $          890
                                                          ============  ================    =============   ==============
Earnings per Common Share                                 $       0.37   $          1.27    $        1.06   $         3.49
                                                          ============  ================    =============   ==============
Average Shares of Common Stock Outstanding                       300.0             258.7            289.4            255.1
                                                          ============  ================    =============   ==============
Cash Dividends per Common Share                           $       0.25   $          0.25    $        0.75   $         0.67
                                                          ============  ================    =============   ==============


  The accompanying notes are an integral part of these financial statements.
                                       3

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                                    September 30,             December 31,
                                                                        1996                      1995
                                                                  ------------------        ------------------
Assets
Current Assets
   Cash and temporary investments                                 $             405         $             312
   Accounts and notes receivable, net                                         2,646                     2,571
   Inventories                                                                2,876                     2,784
   Other current assets                                                         276                       206
                                                                  -----------------         -----------------
Total Current Assets                                                          6,203                     5,873
                                                                  -----------------         -----------------
Plants, Properties and Equipment, Net                                        13,078                    10,997
Forestlands                                                                   3,330                     2,803
Investments                                                                   1,361                     1,420
Goodwill                                                                      2,888                     1,355
Deferred Charges and Other Assets                                             1,704                     1,529
                                                                  -----------------         -----------------
Total Assets                                                      $          28,564         $          23,977
                                                                  =================         =================

  The accompanying notes are an integral part of these financial statements.
                                       4

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                (In  millions)

                                                                               September 30,           December 31,
                                                                                  1996                    1995
                                                                             ------------------     --------------------
Liabilities and Common Shareholders' Equity
Current Liabilities
     Notes payable and current maturities of long-term debt                  $           3,779      $             2,283
     Accounts payable                                                                    1,308                    1,464
     Accrued liabilities                                                                 1,449                    1,116
                                                                             -----------------       ------------------
Total Current Liabilities                                                                6,536                    4,863
                                                                             -----------------       ------------------
Long-Term Debt                                                                           6,183                    5,946
Deferred Income Taxes                                                                    2,851                    1,974
Other Liabilities                                                                        1,236                      980
Minority Interest                                                                        1,894                    1,967
International Paper - Obligated Mandatorily Redeemable
   Preferred Securities of  Subsidiary Trust Holding Solely
   International Paper Subordinated Debentures                                             450                      450
Common Shareholders' Equity
      Common stock, $1 par value, issued
      1996 - 300.7 shares, 1995 - 263.3 shares                                             301                      263
   Paid-in capital                                                                       3,410                    1,963
   Retained earnings                                                                     5,720                    5,627
                                                                             -----------------       ------------------
                                                                                         9,431                    7,853
   Less:  Common stock held in treasury, at cost;

      1996 - .5 shares, 1995 - 2.3 shares                                                   17                       56
                                                                             -----------------       ------------------
Total Common Shareholders' Equity                                                        9,414                    7,797
                                                                             -----------------       ------------------
Total Liabilities and Common Shareholders' Equity                            $          28,564      $            23,977
                                                                             =================      ===================

  The accompanying notes are an integral part of these financial statements.
                                       5

                          INTERNATIONAL PAPER COMPANY
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                  1996                1995
                                                                              ------------       -------------
Operating Activities
   Net earnings                                                               $        308        $        890
   Noncash items
      Gain on sale of partnership interest                                            (592)
      Restructuring and asset impairment charge                                        515
      Depreciation and amortization                                                    872                 764
      Deferred income taxes                                                            133                 123
      Other, net                                                                        61                (102)
   Changes in current assets and liabilities
      Accounts and notes receivable                                                    128                (178)
      Inventories                                                                      157                (326)
      Accounts payable and accrued liabilities                                        (331)                214
      Other                                                                             (2)                 (6)
                                                                              ------------       -------------

Cash Provided by Operations                                                          1,249               1,379
                                                                              ------------       -------------
Investment Activities
   Invested in capital projects                                                       (944)               (916)
   Mergers and acquisitions, net of cash acquired                                   (1,524)             (1,108)
   Consolidation of equity investment                                                                      241
   Other                                                                                27                 (90)
                                                                              ------------       -------------
Cash Used for Investment Activities                                                 (2,441)             (1,873)
                                                                              ------------       -------------
Financing Activities
   Issuance of common stock                                                             79                  64
   Issuance of preferred securities by subsidiary                                                          450
   Issuance of debt                                                                  1,713                 873
   Reduction of debt                                                                  (252)               (665)
   Change in bank overdrafts                                                           (71)                 91
   Dividends paid                                                                     (215)               (171)
   Other                                                                                29                 (51)
                                                                              ------------       -------------
Cash Provided by Financing Activities                                                1,283                 591
                                                                              ------------       -------------
Effect of Exchange Rate Changes on Cash                                                  2                   5
                                                                              ------------       -------------

Change in Cash and Temporary Investments                                                93                 102
Cash and Temporary Investments
   Beginning of the period                                                             312                 270
                                                                              ------------       -------------
   End of the period                                                          $        405       $         372
                                                                              ============       =============

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

2. In September 1996, Carter Holt Harvey, a consolidated subsidiary of the Company, acquired Forwood Products, the timber processing business of the South Australian Government. In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland.

    On March 12, 1996, the Company completed the merger with Federal Paper Board (Federal), a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings since March 12, 1996, and the September 30, 1996 consolidated balance sheet includes the balances of Federal.

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

    In January 1995, the Company acquired the assets of two Michigan-based paper distributors, Carpenter Paper Company and Seaman-Patrick Paper Company. In September 1995, the Company acquired Micarta, the high pressure laminates business of Westinghouse located in Hampton, South Carolina. In October 1995, the Company acquired the inks and adhesives resin business of DSM located in Niort, France.

    All of the 1996 and 1995 acquisitions were accounted for using the purchase method.


    The consolidated balance sheet at September 30, 1996 includes preliminary purchase price allocations for Federal, Forchem and Forwood Products. Final allocations for these acquisitions will be completed in 1997.

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

4. During the first quarter of 1996 , the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes ). The charge included $250 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $85 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $165 million. Approximately $100 million of these costs are expected to be incurred in 1996 with the remainder to be spent in 1997.

5. In the third quarter of 1995, International Paper Capital Trust (the "Trust") issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust's sole assets are $464 million aggregate principal amount of International Paper 5 1/4% convertible subordinated debentures due 2025. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $18 million were paid during the nine months ended September 30, 1996.

6.  Inventories by major category include:

                                                            September 30,           December 31,
                                                                1996                   1995
                                                         -------------------    ------------------
                                                                       (In millions)
    Raw materials                                        $               579    $              591
    Finished pulp, paper and packaging products                        1,383                 1,340
    Finished lumber and panel products                                   218                   223
    Operating supplies                                                   388                   343
    Other                                                                308                   287
                                                         -------------------    ------------------

     Total                                               $             2,876    $            2,784
                                                         ===================    ==================

7. Interest payments made during the nine months ended September 30, 1996 and 1995 were $536 million and $430 million, respectively, including payments of $200 million and $167 million for the 1996 and 1995 third quarters. Interest income for the nine months ended September 30, 1996 and 1995 was $37 million and $35 million, respectively. Income tax payments made during the nine months ended September 30, 1996 and 1995 were $209 million and $335 million, respectively.

8. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $201 million and $184 million at September 30, 1996 and December 31, 1995, respectively.

9. Accumulated depreciation was $9.4 billion at September 30, 1996 and $8.4 billion at December 31, 1995. The allowance for doubtful accounts was $109 million at September 30, 1996 and $101 million at December 31, 1995.

10. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

11. The following unaudited pro forma financial information for the three months and nine months ended September 30, 1996 and 1995 presents the combined results of the continuing operations of International Paper, Federal, Carter Holt Harvey and the other acquisitions completed during 1996 and 1995.

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



                                                            Three Months Ended                  Nine Months Ended
(In millions, except per-share amounts)                        September 30,                       September 30,
                                                      -----------------------------------   -------------------------------
                                                           1996               1995              1996             1995
                                                      ----------------   ----------------   --------------   --------------
                                                                 (Unaudited)                         (Unaudited)
Net  Sales                                            $          5,144  $           5,712   $       15,446   $       17,087
                                                      ================   ================   ==============   ==============
Net Earnings                                          $            111  $             376   $          293   $        1,032
                                                      ================   ================   ==============   ==============
Earnings Per Common Share                             $            .37  $            1.27   $          .98   $         3.52
                                                      ================   ================   ==============   ==============

                                         9

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's third-quarter 1996 net sales of $5.1 billion were about even with the 1995 third-quarter and the 1996 second quarter. Nine-month 1996 net sales were $15.0 billion compared with $14.7 billion for the 1995 nine-month period.

Third-quarter 1996 net earnings were $111 million or $.37 per share, a 12% increase over second-quarter 1996 net earnings of $99 million or $.33 per share. Net earnings for the 1995 third quarter were a record $328 million or $1.27 per share.

Net earnings for the 1996 nine months totaled $308 million or $1.06 per share ($334 million or $1.16 per share before unusual items recorded in the first quarter). Unusual items consisted of a gain on the sale of an interest in a forestlands partnership of $336 million after taxes and minority interest expense or $1.25 per share and a restructuring and asset impairment charge of $362 million after taxes or $1.35 per share. Nine-month 1995 net earnings were $890 million or $3.49 per share.

Third-quarter 1996 earnings declined from the 1995 third quarter primarily due to lower prices experienced by major product lines. Earnings improved over the 1996 second-quarter as demand continued to improve and customer orders approached normal levels.

The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996 and Carter Holt Harvey since May 1, 1995. About 18% of third-quarter 1996 net sales were generated by these businesses. The results for each of these businesses are included in each applicable segment although their segment results have been adjusted to conform with International Paper's classifications.


Printing Papers 1996 third-quarter net sales decreased to $1.4 billion from $1.6 billion in the 1995 third quarter. Carter Holt Harvey and Federal contributed about 15% of total segment sales for the 1996 third quarter. Nine-month 1996 sales of $4.2 billion were below the $4.7 billion recorded in the comparable 1995 period. Operating profits for the third quarter were significantly below the 1995 third quarter primarily due to lower prices. Operating profits advanced over the 1996 second quarter due to a strengthening of U.S. and European pulp and uncoated papers markets and less downtime at U.S. manufacturing facilities. Pulp prices increased early in the third quarter while prices for reprographics and offset grades increased late in the quarter.

Packaging 1996 third-quarter net sales increased to $1.3 billion from $1.2 billion in the third quarter of 1995. Sales contributions from Carter Holt Harvey and Federal were about 28% of total 1996 third-quarter sales for this segment. Net sales for the 1996 nine months increased to $3.7 billion from $3.3 billion in the 1995 nine-month period. Operating profits, which declined significantly from the 1995 third quarter, were also down slightly from the 1996 second quarter mainly due to lower containerboard and box prices and weaker results from overseas operations. Third-quarter containerboard volume reached record levels. Bleached board orders and shipments improved, and price increases have been announced in U.S. and export markets for certain bleached board grades.

Distribution net sales of $1.2 billion for the 1996 third quarter were below 1995 third-quarter net sales of $1.3 billion. Net sales for the 1996 nine-month period were $3.5 billion compared with $3.8 billion for the 1995 nine months. Operating profits improved slightly over the 1995 third quarter and were about even with the 1996 second quarter.

Specialty Products 1996 third-quarter net sales increased to $885 million from $870 million in the 1995 third quarter. Carter Holt Harvey contributed about 17% of 1996 third-quarter sales. Net sales for the 1996 nine months increased to $2.6 billion from $2.4 billion for the 1995 nine months. Third-quarter operating profits, which were nearly twice the level of the 1995 third quarter, remained about even with the 1996 second quarter, primarily due to strong demand for door facings and decorative laminates. Higher energy prices aided the petroleum and minerals businesses.

Forest Products 1996 third-quarter net sales increased 18% to $675 million from $570 million in the 1995 third quarter. Sales contributions for the 1996 third quarter from Carter Holt Harvey and Federal were about 43% of total segment sales. Nine month 1996 net sales increased to $1.9 billion from $1.5 billion for the 1995 nine months. Operating profits were somewhat below the 1995 third quarter and the 1996 second quarter primarily due to lower timber pricing. However, overall demand for wood products improved during the quarter and customer inventories continue to trend downward.

MERGERS AND ACQUISITIONS

On March 12, 1996, International Paper completed the merger with Federal Paper Board, a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election subject to certain limitations, either $55 in cash per share or $55 worth of International Paper common stock per share. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock. The results of Federal are included in the consolidated statement of earnings from March 12, 1996 and the September 30, 1996 consolidated balance sheet includes the balances of Federal. As a result of this merger, Federal contributed about 8% of 1996 third-quarter consolidated net sales and between 3% and 14% for each of the components of consolidated costs and expenses. Increases since December 31, 1995, in property, plant and equipment, forestlands, goodwill, notes payable and current maturities of long-term debt, deferred income taxes, and other liabilities were primarily the result of the consolidation of Federal. Consolidated common shareholders' equity increased due to the International Paper common shares issued in exchange for Federal shares. Consolidated working capital was negative at September 30, 1996 due to the short-term debt used to acquire Federal shares and the consolidation of Federal borrowings classified as short term.

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

Sales contributions from Carter Holt Harvey were approximately 10% of consolidated net sales for the 1996 third quarter. Carter Holt Harvey also contributed from 8% to 12% of each of the components of consolidated costs and expenses. The consolidated balance sheets at December 31, 1995 and September 30, 1996 include the balances of Carter Holt Harvey.

In September 1996, Carter Holt Harvey completed the acquisition of Forwood Products, the timber processing business of the South Australian Government. In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland.

The consolidated balance sheet at September 30, 1996 reflects preliminary purchase price allocations for Federal, Forwood Products and Forchem.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaling $1.2 billion for the 1996 nine-month period decreased from the $1.4 billion reported for the 1995 nine months. Lower earnings for the 1996 nine months, partially offset by higher noncash expenses and reduced working capital requirements, were primarily responsible for the decrease. Working capital requirements for the 1996 nine-month period were $48 million compared with $296 million for the nine months of 1995.

Investments in capital projects, including spending by Carter Holt Harvey and Federal, totaled $944 million for the 1996 nine months compared with $916 million reported for the 1995 nine months. Approximately $1.3 billion of cash was spent and $1.4 billion of International Paper common stock was exchanged (35.4 million shares) to acquire the outstanding shares of Federal under the terms of the merger completed during the 1996 first quarter.

Financing activities for the 1996 nine-month period include approximately $1.3 billion of short- term borrowings used to acquire Federal common shares. Also, $425 million of 6.875% to 7% notes and $316 million of medium-term notes were issued. The proceeds of these notes were used primarily to reduce short-term borrowings. Dividend payments of $215 million or $.75 per common share reflect the third-quarter 1995 increase in the quarterly dividend and the two-for-one common stock split.

The Company anticipates that cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund its capital expenditures, which are expected to be about $1.5 billion for 1996. This amount includes the expected capital spending activities of Carter Holt Harvey and Federal.


On November 13, 1996, a subsidiary of the Company borrowed $450 million from a consortium of banks. The principal is payable on December 31, 1999. The proceeds from these borrowings will be used primarily to repay existing short-term debt.

OTHER

Minority interest expense for the 1996 nine months increased significantly over the comparable 1995 period due to the consolidation of Carter Holt Harvey and the minority interestholders' share of the gain on the sale of an interest in a forestlands partnership.

The effective income tax rate increased from about 35.5% for the 1995 nine months to about 42% for the 1996 nine month period. The reasons for the increase relate to components of the restructuring and asset impairment charge that are not deductible for tax purposes and the statutory tax rate on the gain on the sale of an interest in a forestlands partnership. The effective income tax rate for the 1996 nine months before the first-quarter unusual items was approximately 37%.

Scitex Corporation announced on October 12, 1996 that its third-quarter 1996 loss will be substantially greater than the $6 million loss incurred by Scitex in the second quarter of 1996. Scitex also indicated that its third-quarter earnings, including any charges required by a restructuring program, would be released in mid-November. International Paper is reviewing to what extent the realizability of its 13% investment in Scitex could be impaired as a result of the lower earnings and restructuring program. International Paper expects to complete this evaluation in the fourth quarter of 1996 after details of Scitex's restructuring plan are available.

ITEM 3. OTHER FINANCIAL INFORMATION

                   Financial Information by Industry Segment
                                  (Unaudited)
                                 (In millions)

 Net Sales by Industry Segment
                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                  -------------------------------     --------------------------------
                                                          1996             1995              1996             1995
                                                  --------------   --------------     ---------------   --------------
Printing Papers                                   $         1,435  $         1,595    $          4,220  $         4,670
Packaging                                                   1,265            1,175               3,685            3,290
Distribution                                                1,175            1,290               3,515            3,775
Specialty Products                                            885              870               2,630            2,400

Forest Products                                               675              570               1,945            1,470
Less:  Intersegment Sales                                    (327)            (355)               (996)            (884)
                                                  ---------------  ---------------    ----------------  ---------------
Net Sales                                         $         5,108  $         5,145    $         14,999  $        14,721
                                                  ===============  ===============    ================  ===============

Production by Products                                   Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                  --------------------------------     -----------------------------------
                                                      1996 (D)         1995 (F)          1996 (E)/(F)         1995 (F)
                                                  --------------   ---------------     ---------------   -----------------
Printing Papers (In thousands of tons)
     White Papers and Bristols                        1,038               875               2,850               2,570
     Coated Papers                                      292               255                 792                 887
     Market Pulp (A)                                    537               445               1,437               1,310
     Newsprint                                           27                22                  73                  65

Packaging (In thousands of tons)
     Containerboard                                     724               626               2,033               1,784
     Bleached Packaging Board                           507               321               1,361                 876
     Industrial Papers                                  181               168                 496                 489
     Industrial and Consumer Packaging (B)              839               729               2,470               2,225

Specialty Products (In thousands of tons)
     Tissue                                              29                25                  82                  42

Forest Products (In millions)
     Panels (sq. ft. 3/8" basis) (C)                    322               242                 881                 688
     Lumber (board feet)                                503               320               1,301                 812
     MDF (sq. ft. 3/4" basis)                            71                72                 209                 189
     Particleboard (sq. ft. 3/4" basis)                  49                46                 143                 135

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MASONITE

As reported in the Quarterly Report on Form 10-Q for previous quarters, a lawsuit which has been certified as a nationwide class action was filed against the Company and its wholly owned subsidiary, Masonite Corporation, on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama. The lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It further alleged that the presence of moisture, in turn, causes the failure of the structure underneath. In August, 1996, the single issue of product defect was tried to a jury and they returned a split decision, finding partly for the plaintiff and partly for Masonite. The jury was not asked to determine any other liability issues, causation or damages. The next procedural step is not clear but Masonite expects the court to decide that before year end. The Company intends to defend the lawsuit vigorously and continues to believe that this matter will not have a materially adverse effect on its consolidated financial position or results of operations.

ARIZONA CHEMICAL

The Company reported in the Annual Report on Form 10-K for the year ended December 31, 1995, that Arizona Chemical Company (Arizona) was being investigated through a Federal Grand Jury on matters relating to environmental issues. On September 26, 1996, Arizona entered a plea and was sentenced on two counts alleging violations of the Clean Water Act at a facility in Gulfport, Mississippi, and one count alleging violations of hazardous waste requirements at a facility in Picayune, Mississippi. Arizona agreed to pay a criminal penalty of $2.5 million and was placed on probation for three years. Arizona also agreed to pay a civil penalty of $150,000 and restitution in the amount of $1.5 million to the Mississippi Department of Environmental Quality.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           (11)  Statement of Computation of Per Share Earnings
           (12)  Computation of Ratio of Earnings to Fixed Charges
           (27)  Financial Data Schedule

(b)        Reports on Form 8-K

           A report on Form 8-K was filed on August 15, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                 (Registrant)

Date: November 13, 1996                     By /s/ MARIANNE M. PARRS
                                               ---------------------
                                            Marianne M. Parrs
                                            Senior Vice President
                                            and Chief Financial Officer


Date:  November 13, 1996                    By /s/ ANDREW R. LESSIN
                                               --------------------
                                            Andrew R. Lessin
                                            Vice President, Controller and
                                            Chief Accounting Officer