Form 10-K
period 1996-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1997-03-28
CIK 51434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                           COMMISSION FILE NO. 1-3157
                            ------------------------

                          INTERNATIONAL PAPER COMPANY
              (Exact name of Company as specified in its charter)

                           NEW YORK                                                       13-0872805
               (State or other jurisdiction of                               (I.R.S. Employee Identification No.)
                incorporation or organization)

           TWO MANHATTANVILLE ROAD, PURCHASE, N.Y.                                          10577
           (Address of principal executive offices)                                       (Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                          NAME OF EACH EXCHANGE ON
                            TITLE OF EACH CLASS                                               WHICH REGISTERED
---------------------------------------------------------------------------  --------------------------------------------------
Cumulative $4 Preferred Stock, without par value...........................                          --
Common Stock, $1 per share par value.......................................               New York Stock Exchange
5 1/8% Debentures due 2012.................................................               New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ) No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The Aggregate market value of the common stock of the Company outstanding as of February 28, 1997, held by non-affiliates of the Company was $11,386,671,055, calculated on the basis of the closing price on the Composite Tape on February 28, 1997. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are "affiliates" of the Company.

    The number of shares outstanding of the Company's common stock, as of February 28, 1997:

                         OUTSTANDING                                                     IN TREASURY
--------------------------------------------------------------  --------------------------------------------------------------
                         300,699,457                                                       498,663

    The following documents are incorporated by reference into the parts of this report indicated below:

1996 ANNUAL REPORT TO SHAREHOLDERS           PARTS I, II AND
(PAGE 1 AND PAGES 15 THROUGH 60)             IV
PROXY STATEMENT, DATED MARCH 28, 1997        PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    International Paper Company, (referred to subsequently as the "Company" or "International Paper") a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a global paper and forest products company that produces printing and writing papers, pulp, paperboard and packaging and wood products. It also manufactures specialty items including tissue products; photographic films, papers and equipment; nonwovens; specialty chemicals; and specialty panels and laminated products. The Company also distributes printing and writing papers and other products in the United States, Europe and the Pacific Rim.

    In the United States at December 31, 1996, the Company operated 27 pulp, paper and packaging mills, 60 converting and packaging plants, 34 wood products facilities, 13 specialty panels and laminated products plants, 6 nonwoven products facilities, 3 imaging products facilities and 5 specialty chemicals plants. Production facilities at December 31, 1996 in Europe, Asia, Latin America and Canada included 15 pulp, paper and packaging mills, 32 converting and packaging plants, one wood products plant, 4 specialty panels and laminated products plants, 3 nonwoven products facilities, 5 imaging products facilities and 5 specialty chemicals plants. The Company distributes printing, packaging, graphic arts and industrial supply products, primarily manufactured by other companies, through over 300 distribution branches located primarily in the United States, and also engages in oil and gas and real estate activities in the United States. At December 31, 1996, the Company controlled approximately 6.4 million acres of forestlands in the United States.

    Through its acquisition of Carter Holt Harvey, the Company, primarily in New Zealand and Australia, operates 6 mills producing pulp, paper, packaging and tissue products, 29 converting and packaging facilities, 54 wood products manufacturing and distribution facilities, and 7 building products plants. Carter Holt Harvey distributes paper and packaging products through 17 distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey controls approximately 800,000 acres of forestlands.

    On March 12, 1996, the Company completed the merger with Federal Paper Board (Federal), a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election and subject to certain limitations, either $55 in cash or a combination of cash and International Paper common stock worth $55 for each share of Federal common stock. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock, and approximately $800 million of debt was assumed.

    In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland. In September 1996, Carter Holt Harvey, a consolidated subsidiary, acquired Forwood Products, the timber processing business of the South Australian Government.

    In late April 1995, the Company acquired approximately 26% of Carter Holt Harvey, a New-Zealand based forest and paper products company for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date the equity accounting method was utilized.

    In January 1995, the assets of both Seaman-Patrick and Carpenter Paper Companies, two Michigan-based paper distribution companies, were acquired by issuing approximately 988,000 shares of common stock. In September, Micarta, the South Carolina-based high-pressure laminates business of Westinghouse, was acquired. In October, the Company purchased the inks and adhesives resin business of DSM located in Niort, France.

    In December 1994, the Company acquired additional stock of Zanders Feinpapiere AG. Also in December, a merger was completed with Kirk Paper Corporation, a California-based paper distribution company.

    With the exception of Kirk Paper Corporation, which was accounted for as a pooling-of-interests, all of the 1996, 1995 and 1994 acquisitions were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

    A further discussion of mergers and acquisitions can be found on pages 37, 38 and 49 of the Annual Report, which information is incorporated herein by reference.

    From 1991 through 1996, International Paper's capital expenditures approximated $7.5 billion, excluding mergers and acquisitions. These expenditures reflect the continuing efforts to improve product quality and environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1996 was approximately $1.4 billion and is budgeted to be approximately $1.2 billion in 1997. A further discussion of capital expenditures can be found on pages 37 and 38 of the Annual Report, which information is incorporated herein by reference.

    The Company, primarily through its majority-owned subsidiary, IP Timberlands, Ltd. (IPT), a Texas limited partnership, and the merger with Federal, controlled approximately 6.4 million acres of forestlands in the United States at December 31, 1996. IPT controlled approximately 5.6 million acres of forestlands in the United States at December 31, 1996. IPT was formed to succeed to substantially all of International Paper's forestlands business for the period 1985 through 2035 unless earlier terminated. Through its ownership of Carter Holt Harvey, International Paper controls approximately 800,000 acres of forestlands in New Zealand.

    On March 29, 1996, IPT completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share). IPT and International Paper retained nonoperating interests in the partnership.

    Also in the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses that resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments (related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"), $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which included severance and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder will be spent in 1997.

    In the fourth quarter of 1996, the Company recorded a $165 million pre-tax charge ($105 million after taxes or $.35 per share) for the write-down of its investment in Scitex, a company that markets digital communication products, and to record its share of a restructuring charge announced by Scitex in November 1996.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

    The financial information concerning segments is set forth on pages 18, 19, 22, 23, 26, 27, 30, 31, 34, 35, 37 and 42 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

    The financial information concerning international and domestic operations and export sales is set forth on page 41 of the Annual Report, which information is incorporated herein by reference.

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

    Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 18, 19, 22, 23, 26, 27, 30, 31, 34, 35 and 36 through 40 of the Annual Report, which information is incorporated herein by reference.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

    The Company's principal products are described on pages 2 through 35 of the Annual Report, which information is incorporated herein by reference.

    Production of major products for 1996, 1995 and 1994 was as follows:

                             PRODUCTION BY PRODUCTS
                                  (UNAUDITED)

                                                                                     1996(D,F)    1995(E,F)     1994(F)
                                                                                    -----------  -----------  -----------
Printing Papers (in thousands of tons)
  Business Papers.................................................................       3,875        3,432        3,173
  Coated Papers...................................................................       1,089        1,136        1,036
  Market Pulp(A)..................................................................       2,007        1,733        1,611
  Newsprint.......................................................................          94           91           68
Packaging (In thousands of tons)
  Containerboard..................................................................       2,702        2,387        2,164
  Bleached Packaging Board........................................................       1,885        1,167        1,044
  Industrial Papers...............................................................         667          653          610
  Industrial and Consumer Packaging(B)............................................       3,313        2,952        2,946
Speciality Products (in thousands of tons)
  Tissue..........................................................................         126           68       --
Forest Products (In millions)
  Panels (sq. ft. 3/8" basis)(C)..................................................       1,218          936          882
  Lumber (board feet).............................................................       1,815        1,104          953
  MDF (sq. ft. 3/4" basis)........................................................         285          263          138
  Particleboard (sq. ft. 3/4" basis...............................................         192          182          176

------------------------

(A) This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

(D) Includes Federal Paper Board from March 12, 1996 and Carter Holt Harvey for a full year.

(E) Includes amounts for Carter Holt Harvey as applicable since May 1, 1995.

(F) Certain reclassifications and adjustments have been made to current- and prior-year amounts.

RESEARCH AND DEVELOPMENT

    The Company operates research and development centers at Sterling Forest, New York; Loveland, Ohio; Mobile, Alabama; Panama City, Florida; Erie, Pennsylvania; Kaukauna, Wisconsin; Binghamton, New York; South Walpole, Massachusetts; St. Charles, Illinois; Orange Park, Florida; Holyoke, Massachusetts; Odenton, Maryland; Mobberley, United Kingdom; Morley, United Kingdom; Munich, Germany; Fribourg, Switzerland; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvement of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; innovation and improvement of photographic materials and processes, printing plates, pressroom/plate chemistries and plate processors; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $112.5 million in 1996, $110.8 million in 1995 and $102.6 million in 1994.

ENVIRONMENTAL PROTECTION

    Controlling pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment, making continual improvements in environmental performance and achieving 100% compliance with applicable law regulations are continuing objectives of the Company. The Company has invested substantial funds to modify facilities to assure compliance, and plans to make substantial capital expenditures for these purposes in the future. The completed merger with Federal Paper Board will increase environmental expenditures. The amount of these expenditures in 1996 and those for future years are included in the discussion in the following paragraphs.

    A total of $130 million was spent in 1996 to control pollutant releases into the air and water and to assure environmentally sound disposal of solid and hazardous waste. The Company expects to spend approximately $140 million in 1997 for similar capital programs. Amounts to be spent for environmental control facilities in future years will depend on new laws and regulations, changes in legal requirements and changes in environmental concerns. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 1998 through 1999 is in the range of $350 million to $580 million.

    In December 1993, the United States Environmental Protection Agency (EPA) proposed new pulp and paper mill standards for air emissions and water discharges to be met three years after final promulgation (the "Cluster Regulations"). EPA also promulgated regulations implementing the Great Lakes Initiative ("GLI") covering water quality and permitting implementation procedures. Future spending will be heavily influenced by the final Cluster Regulations and, in the case of the GLI, on how the individual Great Lakes states implement the program. In 1994, the Company estimated future capital spending to comply with the Cluster Regulations and the GLI to be between $700 million and $1.5 billion depending upon the methods and deadlines allowed by the final regulations to meet requirements. There have been extensive discussions with Congress and the EPA over the last three years, but there have been no publicly announced changes to the proposed Cluster Regulations. Nevertheless, there is reason to expect that changes will soon be announced and that these estimates will be adjusted downward, and expenditures will occur over a longer time frame than the three years in the current proposal. In 1994, the Company estimated that annual operating costs, excluding depreciation, would increase between $60 million and $120 million when these regulations are fully implemented. This estimate will also be adjusted to the extent the EPA makes moderating changes.

    The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology to enable it to keep costs for compliance with environmental regulations, at, or below, industry averages.

    A further discussion of environmental issues can be found on pages 39 and 40 of the Annual Report, which information is incorporated herein by reference.

    As of December 31, 1996, $981 million of industrial and pollution control revenue bonds, secured by Company contractual obligations, were outstanding in 63 political subdivisions of various states, counties and municipalities, primarily to finance environmental control projects located at or in conjunction with the Company's plants in those subdivisions. It is contemplated that additional industrial revenue bonds will be issued from time to time to finance other environmental control projects, provided tax law changes do not curtail the Company's access to the municipal bond market.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 87,000 employees, of whom approximately 56,000 were located in the United States and the remainder overseas. Of the domestic employees, approximately 38,000 are hourly employees, approximately 17,000 of whom are represented by the United Paperworkers International Union.

    During 1996, new labor agreements were reached at the Pineville, Texarkana, Thilmany, Ticonderoga, and Woronoco mills. Currently, negotiations are still in progress at the Augusta and Sprague mills of the former Federal Paper Board, and the Gardiner Mill.

    During 1997, labor agreements are scheduled to be negotiated at the following mills: Mobile, Riverdale, Oswego, Millers Falls, and Vicksburg. During 1998, labor agreements are scheduled to be negotiated at the following mills:
Louisiana, Moss Point, and Pine Bluff.

    During 1996, labor agreements expired in 13 packaging plants, four wood products plants and nine distribution operations. New labor agreements were negotiated at each location except one packaging plant, two wood products plants and three distribution operations where negotiations were still in progress at year end. Two packaging plants have contracts open from a previous year.

RAW MATERIALS

    For information as to the sources and availability of raw materials essential to the Company's business, see Item 2 "PROPERTIES."

ITEM 2. PROPERTIES.

FORESTLANDS

    The principal raw material used by International Paper is wood in various forms. At December 31, 1996, the Company controlled approximately 6.4 million acres of forestlands in the United States. Of this acreage, IP Timberlands, Ltd. ("IPT"), a limited partnership in which the Company has a majority ownership interest, controlled approximately 5.6 million acres of forestlands in the U.S. An additional 800,000 acres of Forestlands in New Zealand are held through Carter Holt Harvey, a consolidated subsidiary of International Paper. In March 1996, IPT sold a 98% general partnership interest in a subidiary partnership owning all of IPT'S Western region assets, which included approximately 300,000 acres of forestlands in Oregon and Washington.

    During 1996, the U.S. forestlands supplied 1.7 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its mills and forest products facilities: 13% in its Northern mills, 15% in its Southern mills and none in its Western mill. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, 4.4 million cords of wood were sold to other users in 1996. In November 1994, the Company adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

    Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1997, as of December 31, 1996 are set forth on pages 37 and 38 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

DIOXIN LITIGATION

    Since 1991, the Company has reported on lawsuits which alleged that the Company had polluted various bodies of water in Mississippi, Louisiana, Arkansas and Texas by discharging certain chemicals, including dioxin, thereby causing personal injury, property damage, business loss, and fear of contracting disease.

    All of the lawsuits have been resolved by summary judgment in favor of the Company and are no longer pending. Therefore, the Company will no longer be reporting on these matters.

MASONITE LITIGATION

    A lawsuit which has been certified as a nationwide class action was filed against the Company and Masonite Corporation, a wholly owned subsidiary of the Company (Masonite), on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama. This lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It alleged further that the presence of moisture in turn causes the failure of the structure underneath the siding. The class consists of all owners of homes in the United States having Masonite hardboard siding manufactured after 1980. It is impossible to know how many homes have this siding, but it is estimated that there are between three and four million. The Company and Masonite were unsuccessful in their attempt to remove the case to the Federal District Court for the Southern District of Alabama on diversity grounds. The case was remanded to the Mobile County Circuit Court where a Phase I trial was conducted in August and September of 1996 to determine the sole issue of inherent product defect. The jury, in attempting to apply the various laws of all the states on a nationwide basis, returned a mixed decision that found in favor of the Company and Masonite in some jurisdictions and in favor of the plaintiffs in other jurisdictions. A Phase II trial is set for July 14, 1997 on the remaining issues in the case. The Company and Masonite feel that there are valid defenses to this case and will continue to vigorously defend all claims asserted by the Plaintiff. While any litigation has an element of uncertainty it is believed that the outcome of these proceedings and lawsuits will not have a material adverse effect on its consolidated financial position or results of operation.

ARIZONA CHEMICAL

    As reported previously, Arizona Chemical Company (Arizona), a wholly owned subsidiary of the Company, was the subject of a federal investigation concerning environmental issues. On September 26, 1996, Arizona entered a plea of guilty to two counts alleging violations of the Clean Water Act at a facility in Gulfport, Mississippi, and one count alleging violations of hazardous waste requirements at a facility in Picayune, Mississippi. Pursuant to an agreement with the government, Arizona paid a criminal penalty of $2.5 million and was placed on probation for three years. Arizona also paid a civil penalty of $150,000 and restitution in the amount of $1.5 million to the Mississippi Department of Environmental Quality.

    In addition to the resolution of the Arizona matter, the Company paid civil penalties related to environmental issues of $1,053,000 in 1996. Civil penalties related to these issues were $630,000 and $960,000 for the years 1995 and 1994, respectively.

OTHER LITIGATION

    An order was entered on April 11, 1996, in Maine Superior Court, whereby in consideration of the payment of $175,296, the Company settled with both the State of Maine and the Town of Jay, all air emission violations that may have occurred through December 31, 1995, as well as all alleged violations of state waste water discharge and hazardous waste laws through December 31, 1995. This concluded the actions involving emissions from the Company's Adroscoggin mill's lime kiln. The Company paid and did not appeal the $22,000 penalty assessed by the Town in its order of October 14, 1993.

    In 1989, Masonite Corporation, a wholly-owned subsidiary of the Company ("Masonite"), modified a production line to make a new product at a facility in Ukiah, California. The facility obtained the necessary Authority to Construct permits from the appropriate state authority. In May 1992 the EPA, Region 9, issued an order alleging that an additional Prevention of Significant Deterioration permit was required for the new product line. On April 24, 1996, a consent decree resolving this matter was entered by the U.S. District Court for the Northern District of California. The consent decree included a civil penalty of $600,000.

    As of March 31, 1997, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 73 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or DE MINIMUS liability with respect to 27 of these sites; that liability is not likely to be significant at 34 sites; and that estimates of liability at 12 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

    The Company's majority owned subsidiary, Carter Holt Harvey has an indirect shareholding of 30.05% in Chile's largest industrial company, Copec. This shareholding is held through Carter Holt Harvey's joint venture in Los Andes with Inversiones Socoroma S.A., a Chilean investment company ("Socoroma"). In late 1993, Carter Holt Harvey commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey's subsidiary and Socoroma. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey from Los Andes at a price which is less than the carrying value. Although the Company believes that the eventual resolution of this Carter Holt Harvey litigation should not have a material adverse effect on the Company, the actual resolution of each of these actions cannot be predicted because of the uncertainties involved in the litigation and arbitration proceedings.

    The Company is also involved in other contractual disputes, administrative and legal proceedings and investigations of various types. While any litigation, proceeding or investigation has an element of uncertainty, the Company believes that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                            AS OF FEBRUARY 28, 1997
            INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD (1) AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

    John T. Dillon, 58, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995 when he assumed the position of president and chief operating officer.

    C. Wesley Smith, 57, executive vice president--printing papers since 1992. Prior thereto he was president--International Paper Europe from 1989.

    W. Michael Amick, 56, executive vice president--forest products and industrial packaging. He was vice president and group executive-specialty industrial papers from 1988 to 1992, when he became president-International Paper-Europe. He assumed his current position in February 1996.

    James P. Melican, Jr., 56, executive vice president--legal and external affairs. He assumed his current position in 1991.

    David W. Oskin, 54, executive vice president, consumer packaging and specialty industrial papers since 1995. He held the position of senior vice president from 1988 to 1992, when he became the chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand until his current position.

    Milan J. Turk, 58, executive vice president, specialty businesses. He was vice president and group executive-specialty products from 1990 until 1993, when he became senior vice president-specialty products. He assumed his current position in February, 1996.

    Robert M. Byrnes, 59, senior vice president, human resources since 1989.

    Thomas E. Costello, 57, senior vice president--distribution businesses since March 1997. Prior to that he was president--ResourceNet International, the Company's distribution business since 1991.

    Marianne M. Parrs, 53, senior vice president and chief financial officer since 1995. She was controller-printing papers from 1985 to 1993 and then held the position of staff vice president-tax until 1995.

    Andrew R. Lessin, 54, vice president and controller since 1995. Prior thereto he was the controller since 1990.

    William B. Lytton, 48, vice president and general counsel. He was vice president and general counsel for GE Aerospace from 1990 to 1993; vice president and associate general counsel for Martin Marietta from 1993 to 1995; and vice president and general counsel for Lockheed Martin Electronics from 1995 to 1996. He assumed his current position in 1996.

------------------------

(1) Executive officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

    Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1996 and 1995 are set forth on page 60 of the Annual Report and are incorporated herein by reference.

    As of March 21, 1997, there were 300,865,985 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The comparative columnar table showing selected financial data for the Company is set forth on pages 58 and 59 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's review and comments on the consolidated financial statements are set forth on pages 18, 19, 22, 23, 26, 27, 30, 31, 34 and 35 through 40 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 43 through 57 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The directors of the Company and their business experience are set forth on pages 7 through 10 of the Company's Notice of 1997 Annual Meeting and Proxy Statement, dated March 27, 1997 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    A description of the compensation of the Company's executive officers is set forth on pages 13 through 15 and 17 through 22 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the following:

MERRILL LYNCH CO., INC. AND MERRILL LYNCH PIERCE FENNER &
 SMITH INCORPORATED                                         30,608,893        10.2%

    As of March 13, 1997, Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated are, respectively, a parent holding company and a broker-dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Act"). They, or subsidiaries, hold these shares primarily as sponsor and investment advisor to various registered investment companies, but disclaim beneficial ownership thereof other than certain of which are held in proprietary accounts.

STATE STREET BANK & TRUST CO., N.A.                         25,523,640         8.5%

    As of December 31, 1996, State Street Bank & Trust Co., N.A. holds such shares as the independent trustee in trust funds for employee savings, thrift, and similar employee benefit plans of the Company and its subsidiaries ("Company Trust Funds"). In addition, State Street Bank & Trust Co., N.A. is trustee for various third party trusts and employee benefit plans and is an Investment Advisor. As a result of its holdings in all capacities, State Street Bank & Trust Co., N.A. is the record holder of 25,523,640 shares of common stock of the Company. The trustee disclaims beneficial ownership of all such shares except 3,229,706 shares of which it has sole power to dispose or to direct the disposition. The common stock held by the Company Trust Funds is allocated to participants' accounts and such stock or the cash equivalent will be distributed to participants upon termination of employment or pursuant to withdrawal rights. The trustee votes the shares of common stock held in the Company Trust Funds in accordance with the instructions of the participants; shares for which no instructions are received are voted proportionately to those shares voted by participants.

THE CAPITAL GROUP COMPANIES, INC. AND CAPITAL
   RESEARCH & MANAGEMENT COMPANY                            15,165,000         5.0%

    As of February 12, 1997 the Capital Group Companies, Inc. holds such shares as the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over these securities. The investment management companies, which include a "bank" as defined in
Section 3(a)6 of the Act and several investment advisers registered under
Section 203 of the Investment Advisers Act of 1940, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. The Capital Group Companies, Inc. does not have investment power or voting power over any of the securities reported here; however, The Capital Group Companies, Inc. may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Act. Capital Research and Management Company, an investment adviser registered under
Section 203 of the Investment Advisers Act of 1940 and wholly owned subsidiary of The Capital Group Companies, Inc., is the beneficial owner of these shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

COMMON STOCK HELD BY DIRECTORS
   AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP          1,622,158         0.54%

    The table showing ownership of the Company's common stock held by directors and by directors and executive officers as a group is set forth on page 4 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None, other than those described under Item 11.

FORWARD-LOOKING INFORMATION

    THIS 1996 ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING PROJECTED MODEST IMPROVEMENT IN EARNINGS AT INTERNATIONAL PAPER. ACTUAL RESULTS MAY DIFFER BASED PRIMARILY ON OVERALL DEMAND AND WHETHER PRICING INITIATIVES FOR VARIOUS PAPER AND PACKAGING PRODUCTS CAN BE REALIZED IN 1997 AND ANTICIPATED SAVINGS FROM RESTRUCTURING ARE ACHIEVED.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS:

(11)       Statement of Computation of Per Share Earnings
(12)       Computation of Ratio of Earnings to Fixed Charges
(13)       1996 Annual Report to Shareholders of the Company
(21)       List of Significant Subsidiaries
(22)       Proxy Statement, dated March 28, 1997
(23)       Consent of Independent Public Accountants
(24)       Power of Attorney
(27)       Financial Data Schedule

REPORTS ON FORM 8-K

    A Current Report on Form 8-K was filed by the Company on February 18, 1997.

FINANCIAL STATEMENT SCHEDULES

    The consolidated balance sheets as of December 31, 1996 and 1995 and the related consolidated statements of earnings, cash flows and common shareholders' equity for each of the three years ended December 31, 1996 and the related Notes to Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 7, 1997, appearing on pages 43 through 57 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1996, 1995 AND 1994

Report of Independent Public Accountants on Financial Statement Schedule.............         14

Consolidated Schedule:
  II--Valuation and Qualifying Accounts..............................................         15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To International Paper Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, NY

February 7, 1997

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                        FOR YEAR ENDED DECEMBER 31, 1996

--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets Shown on
 Balance Sheet:

    Doubtful accounts--current......................    $     101      $      22         $       0         $     (22)(A)  $     101
                                                                                                --
                                                                                                --
                                                            -----            ---                                 ---         -----
                                                            -----            ---                                 ---         -----

                                                 FOR YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------------------


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

------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets Shown on
 Balance Sheet:

    Doubtful accounts--current......................    $      97      $      25         $       0         $     (21)(A)  $     101
                                                                                                --
                                                                                                --
                                                            -----            ---                                 ---         -----
                                                            -----            ---                                 ---         -----

                                                 FOR YEAR ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------
Reserves Applied Against Specific Assets Shown on
 Balance Sheet:

    Doubtful accounts--current......................    $     104      $      21         $       0         $     (28)(A)  $      97
                                                                                                --
                                                                                                --
                                                            -----            ---                                 ---         -----
                                                            -----            ---                                 ---         -----

------------------------

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

                                                INTERNATIONAL PAPER COMPANY

                                                                    BY:

                                                                                         JAMES W. GUEDRY

                                                                             ---------------------------------------

                                                                                        James W. Guedry,

                                                                                  VICE PRESIDENT AND SECRETARY


March 28, 1997

    Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                         NAME                                           TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                    JOHN T. DILLON                      Chairman of the Board,                     March 28, 1997
     -------------------------------------------          Chief Executive
                   (John T. Dillon)                       Officer and Director

                   C. WESLEY SMITH*                     Executive Vice                             March 28, 1997
     -------------------------------------------          President and Director
                  (C. Wesley Smith)

                 WILLARD C. BUTCHER*                    Director                                   March 28, 1997
     -------------------------------------------
                 (Willard C. Butcher)

                   ROBERT J. EATON*                     Director                                   March 28, 1997
     -------------------------------------------
                  (Robert J. Eaton)

                  STANLEY C. GAULT*                     Director                                   March 28, 1997
     -------------------------------------------
                  (Stanley C. Gault)

                   JOHN A. GEORGES*                     Director                                   March 28, 1997
     -------------------------------------------
                  (John A. Georges)

                  THOMAS C. GRAHAM*                     Director                                   March 28, 1997
     -------------------------------------------
                  (Thomas C. Graham)

                   JOHN R. KENNEDY*                     Director                                   March 28, 1997
     -------------------------------------------
                  (John R. Kennedy)

                  DONALD F. MCHENRY*                    Director                                   March 28, 1997
     -------------------------------------------
                 (Donald F. McHenry)

                  PATRICK F. NOONAN*                    Director                                   March 28, 1997
     -------------------------------------------
                 (Patrick F. Noonan)

                         NAME                                           TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                  JANE C. PFEIFFER*                     Director                                   March 28, 1997
     -------------------------------------------
                  (Jane C. Pfeiffer)

                EDMUND T. PRATT, JR.*                   Director                                   March 28, 1997
     -------------------------------------------
                (Edmund T. Pratt, Jr.)

                 CHARLES R. SHOEMATE*                   Director                                   March 28, 1997
     -------------------------------------------
                (Charles R. Shoemate)

                   ROGER B. SMITH*                      Director                                   March 28, 1997
     -------------------------------------------
                   (Roger B. Smith)

                  MARIANNE M. PARRS                     Senior Vice President and                  March 28, 1997
     -------------------------------------------          Chief Financial Officer
                 (Marianne M. Parrs)

                   ANDREW R. LESSIN                     Vice President and Controller and          March 28, 1997
     -------------------------------------------          Chief Accounting Officer
                  (Andrew R. Lessin)

                 *By: JAMES W. GUEDRY
                  (James W. Guedry,
                  ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1996 LISTING OF FACILITIES

PRINTING PAPERS


BUSINESS PAPERS, COATED PAPERS
  AND PULP
  DOMESTIC:
    Mobile, Alabama
    Selma, Alabama
      (Riverdale Mill)
    Camden, Arkansas
    Pine Bluff, Arkansas
    Augusta, Georgia
    Bastrop, Louisiana
      (Louisiana Mill)
    Springhill, Louisiana
      (C & D Center)
    Jay, Maine
      (Androscoggin Mill)
    Millers Falls, Massachusetts
    West Springfield,
      Massachusetts
    Westfield, Massachusetts
      (C & D Center)
    Woronoco, Massachusetts
    Moss Point, Mississippi
    Natchez, Mississippi
    Corinth, New York
      (Hudson River Mill)
    Ticonderoga, New York
    Riegelwood, North Carolina
    Hamilton, Ohio
    Erie, Pennsylvania
    Lock Haven, Pennsylvania
    Georgetown, South Carolina
    Texarkana, Texas
  INTERNATIONAL:
    Cali, Colombia
    Coloto, Colombia
    Clermont-Ferrand, France
      (Corimex Mill)
    Docelles, France
      (Lana Mill)
    Grenoble, France
      (Lancey and Pont De Claix
      Mills)
    Maresquel, France
    Saillat, France
    Saint Die, France
      (Anould Mill)
    Strasbourg, France
      (La Robertsau Mill)
    Bergisch Gladbach, Germany
      (Gorhrsmuhle Mill)
    Duren, Germany
      (Reflex Mill)
    Kinleith, New Zealand
    Mataura, New Zealand
    Kwidzyn, Poland
    Inverurie, Scotland

PACKAGING
CONTAINERBOARD
  DOMESTIC:
    Mansfield, Louisiana
    Pineville, Louisiana
    Vicksburg, Mississippi
    Oswego, New York
    Gardiner, Oregon
  INTERNATIONAL:
    Arles, France
    Kinleith, New Zealand
    Penrose, New Zealand

CORRUGATED CONTAINER
  DOMESTIC:
    Mobile, Alabama
    Russellville, Arkansas
    Carson, California
    Modesto, California
    San Jose, California
    Stockton, California
    Putnam, Connecticut
    Auburndale, Florida
    Chicago, Illinois
    Shreveport, Louisiana
    Springhill, Louisiana
    Detroit, Michigan
    Minneapolis, Minnesota
    Geneva, New York
    Statesville, North Carolina
    Cincinnati, Ohio
    Wooster, Ohio
    Mount Carmel, Pennsylvania
    Georgetown, South Carolina
    Nashville, Tennessee
    Dallas, Texas
    Edinburg, Texas
    El Paso, Texas
    Delavan, Wisconsin
    Fond du Lac, Wisconsin
  INTERNATIONAL:
    Las Palmas, Canary Islands
    Suva, Fiji
    Arles, France
    Chalon-sur-Saone, France
    Chantilly, France
    Creil, France
    LePuy, France
    Mortagne, France
    Guadeloupe, French West
      Indies
    Bellusco, Italy
    Catania, Italy
    Pedemonte, Italy
    Pomezia, Italy
    San Felice, Italy
    Auckland, New Zealand
    Christchurch, New Zealand
    Hamilton, New Zealand
    Hastings, New Zealand
    Levin, New Zealand
    Nelson, New Zealand
    Barcelona, Spain
    Bilbao, Spain
    Valladolid, Spain
    Thrapston, United Kingdom
    Winsford, United Kingdom
    Fiber Converting Plant
      Auckland, New Zealand
BLEACHED BOARD
  DOMESTIC:
    Pine Bluff, Arkansas
    Sprague, Connecticut
    Augusta, Georgia
    Moss Point, Mississippi
    Georgetown, South Carolina
    Riegelwood, North Carolina
    Texarkana, Texas
  INTERNATIONAL:
    Whaketane, New Zealand
LIQUID PACKAGING
  DOMESTIC:
    Turlock, California
    Plant City, Florida
    Atlanta, Georgia
    Cedar Rapids, Iowa
    Kansas City, Kansas
    Framingham, Massachusetts
    Kalamazoo, Michigan
    Raleigh, North Carolina
    Philadelphia, Pennsylvania
  INTERNATIONAL:
    Itu, Brazil
    Edmonton, Alberta, Canada
    London, Ontario, Canada
    Longueuil, Quebec, Canada
    Shanghai, China
    Santiago, Dominican Republic
    St. Priest, France
    Kingston, Jamaica

    Hyogo, Japan
    Seoul, Korea
    Taipei, Taiwan
    Caracas, Venezuela
IMPERIAL BONDWARE
    Visalia, California
    Shelbyville, Illinois
    Kenton, Ohio
    Menomonee Falls, Wisconsin
FOLDING CARTON
  DOMESTIC:
    La Grange, Georgia
    Thomaston, Georgia
    Clinton, Iowa
    Hopkinsville, Kentucky
    Durham, North Carolina
    Hendersonville, North
      Carolina
    Wilmington, North Carolina
    Cincinnati, Ohio
    Richmond, Virginia
  INTERNATIONAL:
    Auckland, New Zealand
    Christchurch, New Zealand
    Palmerston North,
      New Zealand
LABEL
  Bowling Green, Kentucky
KRAFT PAPER
    Mobile, Alabama
    Camden, Arkansas
    Moss Point, Mississippi
GROCERY BAGS & SACKS
    Mobile, Alabama
    Jackson, Tennessee
MULTIWALL BAGS
  DOMESTIC:
    Camden, Arkansas
    Fordyce, Arkansas
    Pittsburg, Kansas
    Wilmington, Ohio
  INTERNATIONAL:
    Auckland, New Zealand
    Palmerston North,
      New Zealand
PLASTIC PACKAGING
  DOMESTIC:
    Janesville, Wisconsin
  INTERNATIONAL:
    Santiago, Chile
    Albany, New Zealand
    Auckland, New Zealand
    Hamilton, New Zealand
    Hastings, New Zealand
    Wellington, New Zealand

DISTRIBUTION

WHOLESALE AND RETAIL
  DISTRIBUTION(303 distribution
  branches)
  RESOURCENET INTERNATIONAL
  DOMESTIC:
    Stores Group
      Chicago, Illinois
      150 locations nationwide
    Dillard Paper
      Greensboro, North Carolina
      22 branches in the Middle
      Atlantic States and
      Southeast
    Dixon Paper Company
      Denver, Colorado
      12 branches in the West
      and Midwest
    Specialty Business Group
      Erlanger, Kentucky
      12 branches in
      New England and
      Middle Atlantic States,
      Midwest,
      South and West
    Ingram Paper
      City of Industry,
      California
      6 locations in the West,
      Southwest and Hawaii
    Kirk Paper Company
      Downey, California
      2 locations in the West
    Leslie Paper
      Minneapolis, Minnesota
      9 locations in the Midwest
    Northeast Region
      Erlanger, Kentucky
      36 branches
      in New England,
      Middle Atlantic States,
      Midwest and District of
      Columbia
    Western Pacific
      Portland, Oregon
      3 locations in the
      Northwest
    Western Paper Company
      Overland Park, Kansas
      22 branches in the West,
      Midwest and South
INTERNATIONAL:
    Chihuahua,
      Chihuahua, Mexico
      3 locations



  OTHER INTERNATIONAL:
    Aussedat Rey France
      Distribution S.A., Pantin,
      France
    Recom Papers
      Nijmegen, Netherlands
    Scaldia Papier BV,
      Nijmegen, Netherlands
    Aalbers Paper Products
      Veenendaal, Netherlands
    Paper Merchant, Warehousing
      and Distribution Centers,
      Australia, 4 locations
      New Zealand, 13 locations
      Poland, 5 locations

FOREST PRODUCTS
FORESTLANDS
  DOMESTIC:
    Approximately 6.4 million
    acres in the South and
    Northeast
  INTERNATIONAL:
    Approximately 800,000 acres
    in New Zealand

WOOD PRODUCTS
  DOMESTIC:
    Maplesville, Alabama
    Tuscaloosa, Alabama
    Gurdon, Arkansas
    Leola, Arkansas
    Whelen Springs, Arkansas
    Augusta, Georgia
    Washington, Georgia
    DeRidder, Louisiana
    Springhill, Louisiana
    Morton, Mississippi
    Wiggins, Mississippi
    Joplin, Missouri
    Pleasant Hill, Missouri
    Madison, New Hampshire
    Riegelwood, North Carolina
    Pilot Rock, Oregon
    Johnston, South Carolina
    Newberry, South Carolina
    Sampit, South Carolina
    Henderson, Texas
    Jefferson, Texas
    Mineola, Texas
    Nacogdoches, Texas
    New Boston, Texas
    Danville, Virginia
    Building Products
      Ukiah, California
      Lisbon Falls, Maine
      Laurel, Mississippi
      Towanda, Pennsylvania

    Fiberboard
      Spring Hope, North Carolina
      Marion, South Carolina
    Particleboard
      Stuart, Virginia
      Waverly, Virginia
    Slaughter
      Dallas, Texas
      2 branches in the
      Southwest and Northwest

  International:
    Masonite Africa Limited
      Estcourt Plant
    Mt. Gambier, South Australia
    Nangwarry, South Australia
    Myrtleford,
    New South Wales,
      Australia
    Mt. Druit, New South Wales,
      Australia
    Benella,
    Victoria, Australia
    Box Mill, Victoria, Australia
    Auckland, New Zealand
    Christchurch, New Zealand
    Kopu, New Zealand
    Nelson, New Zealand
    Putaruru, New Zealand
    Rangiora, New Zealand
    Rotorua, New Zealand
    Taupo, New Zealand
    Thames, New Zealand
    Topuni, New Zealand
    Tokoroa, New Zealand
    Building Supply
    Retail Outlets, 36 branches
      in New Zealand

REALTY PROJECTS
  Haig Point Plantation
  Daufuskie Island,
    South Carolina

SPECIALTY PRODUCTS
TISSUE
  Mills:
    Box Hill, Victoria, Australia
    Kawerau, New Zealand
    Klucze, Poland
  Plants:
    Box Hill, Victoria, Australia
    Clayton, Victoria, Australia
    Keon Park, Victoria,
      Australia
    Suva, Fiji
    Auckland, New Zealand (three
      plants)
    Christchurch, New Zealand
    Te Rapa, New Zealand

NONWOVENS
  DOMESTIC:
    Athens, Georgia
    Griswoldville, Massachusetts
    Walpole, Massachusetts
    Lewisburg, Pennsylvania
    Bethune, South Carolina
    Green Bay, Wisconsin
  INTERNATIONAL:
    Liege, Belgium
    Toronto, Ontario, Canada
    San Jose Ituebide, Mexico

IMAGING PRODUCTS
  DOMESTIC:
    Jacksonville, Florida
    Holyoke, Massachusetts
    Binghamton, New York
  INTERNATIONAL:
    Melbourne, Australia
    Munich, Germany
    Mobberley, Great Britain
    Morley, Great Britain
    Fribourg, Switzerland

CHEMICALS
  DOMESTIC:
    Panama City, Florida
    Pensacola, Florida
    Port St. Joe, Florida
    Springhill, Louisiana
    Picayune, Mississippi
  INTERNATIONAL:
    Oulu, Finland
    Yalkeakoski, Finland
    Niort, France
    Sandarne, Sweden
    Greaker, Norway

PETROLEUM
    Alvin, Texas
    Midland, Texas
    Orange, Texas

SPECIALTY PANELS
  DOMESTIC:
    Chino, California
    Ukiah, California
    Cordele, Georgia
    Glasgow, Kentucky
    Odenton, Maryland
    Laurel, Mississippi
    Statesville, North Carolina
    Tarboro, North Carolina
    Klamoth Falls, Oregon
    Towanda, Pennyslvania
    Hampton, South Carolina
    Waverly, Virginia
    Oshkosh, Wisconsin
  INTERNATIONAL:
    Pori, Finland
    Bergerac, France
      (Couze Mill)
    Ussel, France
    Barcelona, Spain
      (Durion Mill)

BUILDING PRODUCTS
  FLOORING
    Sydney, New South Wales,
      Australia

  INSULATION
    Minto, New South Wales,
      Australia
    Auckland, New Zealand
    Christchurch, New Zealand

  ROOFING
    Corona, California
    Auckland, New Zealand
  SINKWARE
    Adelaide, South Australia

SPECIALTY PAPERS
  Thilmany
    Knoxville, Tennessee
    Kaukauna, Wisconsin
  Nicolet
    De Pere, Wisconsin
  Jay, Maine
    (Androscoggin Mill)
  Akrosil
    DOMESTIC:
      Menasha, Wisconsin
      Lancaster, Ohio
    INTERNATIONAL:
      Toronto, Canada
      Limburg, Netherlands

                                     12345

              PRINTED ON HAMMERMILL PAPERS ACCENT OPAQUE, 50 LBS.
            HAMMERMILL PAPERS IS A DIVISION OF INTERNATIONAL PAPER.