Form 10-Q
period 1997-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1997-05-15
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997                   Commission file number 1-3157


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


                                  Yes |X|  No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common stock outstanding on April 30, 1997: 300,852,134 shares.

                           INTERNATIONAL PAPER COMPANY
INDEX
                                                                        Page No.
                                                                        --------
PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Statement of Earnings -
              Three Months Ended March 31, 1997 and 1996                    3

              Consolidated Balance Sheet -
              March 31, 1997 and December 31, 1996                         4-5

              Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                    6

              Notes to Consolidated Financial
              Statements                                                   7-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-12

Item 3.       Other Financial Information                                   13

PART II.      Other Information

Item 1.       Legal Proceedings                                            14
Item 2.       Changes in Securities                                         *
Item 3.       Defaults upon Senior Securities                               *
Item 4.       Submission of Matters to a Vote of Security Holders           *
Item 5.       Other Information                                             *
Item 6.       Exhibits and Reports on Form 8-K                             15
Signatures                                                                 16

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per-share amounts)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      ----------------------------------------
                                                                              1997                 1996
                                                                      --------------------- ------------------
Net Sales                                                              $             4,862   $          4,798
                                                                      --------------------- ------------------
Costs and Expenses
    Cost of products sold                                                            3,636              3,556
    Selling and administrative expenses                                                379                347
    Depreciation and amortization                                                      320                263
    Distribution expenses                                                              237                201
    Taxes other than payroll and income taxes                                           52                 47
    Restructuring and asset impairment charge                                                             515
                                                                      --------------------- ------------------
Total Costs and Expenses                                                             4,624              4,929
                                                                      --------------------- ------------------
    Gain on sale of partnership interest                                                                  592
                                                                      --------------------- ------------------
Earnings Before Interest, Income Taxes and
    Minority Interest                                                                  238                461

    Interest expense, net                                                              130                125
                                                                      --------------------- ------------------
Earnings Before Income Taxes and Minority Interest                                     108                336

     Provision for income taxes                                                         40                163

     Minority interest expense, net of taxes                                            34                 75
                                                                      --------------------- ------------------

Net Earnings                                                           $                34   $             98
                                                                      ===================== ==================
Earnings per Common Share                                              $              0.11   $           0.36
                                                                      ===================== ==================
Average Shares of Common Stock Outstanding                                           300.6              268.9
                                                                      ===================== ==================
Cash Dividends per Common Share                                        $              0.25   $           0.25
                                                                      ===================== ==================

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                      March 31,                December 31,
                                                                         1997                      1996
                                                                  -------------------        -----------------
Assets

Current Assets
   Cash and temporary investments                                 $              560         $            352
   Accounts and notes receivable, net                                          2,545                    2,553
   Inventories                                                                 2,868                    2,840
   Other current assets                                                          239                      253
                                                                  -------------------        -----------------
Total Current Assets                                                           6,212                    5,998
                                                                  -------------------        -----------------

Plants, Properties and Equipment, Net                                         12,924                   13,217
Forestlands                                                                    3,333                    3,342
Investments                                                                    1,225                    1,178
Goodwill                                                                       2,705                    2,748
Deferred Charges and Other Assets                                              1,755                    1,769
                                                                  -------------------        -----------------
Total Assets                                                       $          28,154          $        28,252
                                                                  ===================        =================

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                                                             March 31,          December 31,
Liabilities and Common Shareholders' Equity                                    1997                 1996
                                                                          ----------------   -------------------
Current Liabilities
     Notes payable and current maturities of long-term debt             $           3,287     $         3,296
     Accounts payable                                                               1,274               1,426
     Accrued liabilities                                                            1,330               1,172
                                                                          ----------------   -----------------
Total Current Liabilities                                                           5,891               5,894
                                                                          ----------------   -----------------
Long-Term Debt                                                                      6,618               6,691
Deferred Income Taxes                                                               2,753               2,768
Other Liabilities                                                                   1,217               1,240
Minority Interest                                                                   1,912               1,865
International Paper-Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust Holding Solely
   International Paper Subordinated Debentures                                        450                 450
Common Shareholders' Equity
   Common stock, $1 par value, issued
       1997 - 301.3 shares, 1996 - 300.8 shares                                       301                 301
   Paid-in capital                                                                  3,437               3,426
   Retained earnings                                                                5,598               5,639
                                                                          ----------------   -----------------
                                                                                    9,336               9,366
   Less:  Common stock held in treasury, at cost,
      1997 - 0.5 shares, 1996 - 0.6 shares                                             23                  22
                                                                          ----------------   -----------------
Total Common Shareholders' Equity                                                   9,313               9,344
                                                                          ----------------   -----------------
Total Liabilities and Common Shareholders' Equity                          $       28,154      $       28,252
                                                                          ================   =================

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            ----------------------------
                                                                                1997            1996
                                                                            -----------     ------------
Operating Activities
   Net earnings                                                             $       34       $       98
   Noncash items
      Depreciation and amortization                                                320              263
      Deferred income taxes                                                        (26)              81
      Gain on sale of partnership interest                                                         (592)
      Restructuring and asset impairment charge                                                     515
      Other, net                                                                    17               89
   Changes in current assets and liabilities
      Accounts and notes receivable                                                (57)              50
      Inventories                                                                  (65)              36
      Accounts payable and accrued liabilities                                      40             (167)
      Other                                                                        (22)             (21)
                                                                            -----------     ------------

Cash Provided by Operations                                                        241              352
                                                                            -----------     ------------

Investment Activities
   Invested in capital projects                                                   (202)            (253)
   Mergers and acquisitions, net of cash acquired                                                (1,279)
   Other                                                                             9               (9)
                                                                            -----------     ------------

Cash Used for Investment Activities                                               (193)          (1,541)
                                                                            -----------     ------------

Financing Activities
   Issuance of common stock                                                         14               35
   Issuance of debt                                                                217            1,421
   Reduction of debt                                                               (43)            (136)
   Change in bank overdrafts                                                       (52)             (12)
   Dividends paid                                                                  (75)             (65)
   Other                                                                           113               31
                                                                            -----------     ------------

Cash Provided by Financing Activities                                              174            1,274
                                                                            -----------     ------------

Effect of Exchange Rate Changes on Cash                                            (14)               2
                                                                            -----------     ------------
Change in Cash and Temporary Investments                                           208               87
Cash and Temporary Investments
   Beginning of the period                                                         352              312
                                                                            -----------     ------------
   End of the period                                                        $      560       $      399
                                                                            ===========     ============

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996, which has previously been filed with the Commission.

2. In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland. In September 1996, Carter Holt Harvey, a consolidated subsidiary of the Company, acquired Forwood Products, the timber processing business of the South Australian Government.

     On March 12, 1996, the Company completed the merger with Federal Paper Board (Federal), a diversified forest and paper products company. Under the terms of the merger agreement, Federal shareholders received, at their election and subject to certain limitations, either $55 in cash or a combination of cash and International Paper common stock worth $55 for each share of Federal common stock. To complete the merger, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock, and approximately $800 million of debt was assumed. The results of Federal are included in the consolidated statement of earnings from March 12, 1996.

     All of the above acquisitions were accounted for using the purchase method.

     The consolidated balance sheets at March 31, 1997 and December 31, 1996 include preliminary purchase price allocations for Forchem and Forwood Products. Final allocations for these acquisitions will be completed in 1997.

3. The following unaudited pro forma financial information for the three months ended March 31, 1996 presents the combined results of the continuing operations of International Paper, Federal, and the other acquisitions completed during 1996.

     The 1997 amounts presented below are actual results for the first quarter. These amounts include the results of all of the 1996 acquisitions for the entire quarter and are presented for comparative purposes only.

     The pro forma information is presented as if the transactions occurred as of the beginning of the three month period ended March 31, 1996. The pro forma adjustments are based on available information, preliminary purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates would have been realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the 1996 period, nor is it indicative of the actual results since acquisition. In addition, the information may not be indicative of future results.

                                                                   Three Months Ended
        (In millions, except per-share amounts)                        March 31,
                                                            -------------------------------
                                                                 1997            1996
                                                            ---------------  --------------
                                                                       (Unaudited)
        Net  Sales                                            $      4,862    $      5,167
                                                            ===============  ==============
        Net Earnings                                          $         34    $         84
                                                            ===============  ==============
        Earnings Per Common Share                             $        .11    $        .28
                                                            ===============  ==============

4. In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (the SOP), which was adopted by the Company in the first quarter of 1997. The SOP provides guidance concerning the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of the SOP did not have a material effect on the Company's financial position or results of operations.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for fiscal years ending after December 15, 1997 and earlier adoption is not permitted. Adoption of the provisions of this statement is not expected to have a material effect on reported earnings per share.

6. On March 29, 1996, IP Timberlands, Ltd. (IPT), a consolidated subsidiary of International Paper, completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its consolidated results for the first quarter of 1996 a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share). IPT and International Paper retained non-operating interests in the partnership.

7. During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder will be spent in 1997.

8. In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 5-1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $6 million were paid during each of the three months ended March 31, 1997 and 1996.

9.   Inventories by major category include:

                                                                 March 31,          December 31,
                                                                    1997                1996
                                                              -----------------   ------------------
                                                                              (In millions)
     Raw materials                                              $          482     $            552
     Finished pulp, paper and packaging products                         1,443                1,400
     Finished lumber and panel products                                    220                  215
     Operating supplies                                                    402                  397
     Other                                                                 321                  276
                                                              -----------------   ------------------
           Total                                                $        2,868      $         2,840
                                                              =================   ==================

10. Interest payments made during the three months ended March 31, 1997 and 1996 were $140 million and $162 million, respectively. Interest income for the three months ended March 31, 1997 and 1996 was $20 million and $11 million, respectively. Income tax payments made during the three months ended March 31, 1997 and 1996 were $8 million and $14 million, respectively.

11. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $267 million and $221 million at March 31, 1997 and December 31, 1996, respectively.

12. Accumulated depreciation was $9.7 billion at March 31, 1997 and $9.5 billion at December 31, 1996. The allowance for doubtful accounts was $105 million at March 31, 1997 and $101 million at December 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's first-quarter 1997 net sales of $4.9 billion were slightly ahead of the $4.8 billion reported in the 1996 first-quarter. Fourth-quarter 1996 net sales were $5.1 billion.

First-quarter 1997 net earnings were $34 million or $.11 per share, a decrease from first-quarter 1996 earnings before special items of $124 million or $.46 per share and fourth-quarter 1996 earnings before special items of $100 million or $.33 per share. First-quarter 1996 and fourth-quarter 1996 net earnings after special items were $98 million or $.36 per share and a loss of $5 million or $.02 per share, respectively. First-quarter 1996 special items included a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain on the sale of a partnership interest ($336 million after taxes and minority interest expense or $1.25 per share). In the fourth quarter of 1996, a $165 million pre-tax charge ($105 million after taxes or $.35 per share) was recorded for the write-down of the investment in Scitex, a company that markets digital communication products.

First-quarter 1997 earnings declined significantly from the 1996 first and fourth quarters, before special items, primarily due to price declines experienced in major paper and packaging product lines. Although demand remained generally strong, industry inventories remained high throughout the quarter resulting in lower prices for uncoated papers, pulp and containerboard. The Company has taken downtime to balance production with demand, principally in uncoated papers, pulp and containerboard.

The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996. Federal contributed about 8% of first-quarter 1997 consolidated net sales. Operating results for Carter Holt Harvey, adjusted as necessary to conform with International Paper's classifications, are also included in each segment as applicable.

Printing Papers 1997 first-quarter net sales remained stable at about $1.4 billion compared with the 1996 first quarter. Contributions from Federal of about 12% of 1997 first-quarter segment sales offset declines in other businesses. Operating profits for the 1997 first quarter were significantly below the comparable prior-year period and the 1996 fourth quarter primarily due to lower prices for uncoated papers and pulp. Demand for uncoated grades, particularly copy and printing papers, has recently strengthened in the United States, and price increases have been announced early in the second quarter.

Packaging 1997 first-quarter net sales increased to $1.2 billion from $1.1 billion in the 1996 first quarter. Sales contributions from Federal were about 16% of total 1997 first-quarter sales for this segment. Operating profits declined significantly from the 1996 first quarter and the previous quarter mainly due to lower containerboard and box prices. Although demand for containerboard was strong, excess industry capacity and high industry inventories combined to depress prices. Prices and demand for bleached board remained stable throughout the quarter.

Distribution net sales of $1.1 billion for the 1997 first quarter were slightly below the 1996 first quarter and the 1996 fourth quarter. Operating profits were about even with the 1996 first quarter and declined from the previous quarter. The decline from the 1996 fourth quarter reflects the decrease in prices for printing papers.

Specialty Products 1997 first-quarter net sales of $860 million were even with the 1996 first quarter. First-quarter 1997 operating profits improved significantly from the comparable prior-year period after adjusting for first-quarter 1996 special items that significantly impacted this segment. First-quarter 1997 operating profits were also ahead of the previous quarter reflecting strong demand for building products. Results for the chemicals business improved and were further strengthened by contributions from Forchem, a tall oil and turpentine processor in Finland acquired in August of 1996.

Forest Products 1997 first-quarter net sales increased to $605 million from $575 million recorded in the 1996 first quarter. Sales contributions from Federal were about 11% of total segment sales for the quarter. Operating profits were ahead of the 1996 first quarter after adjusting for first-quarter 1996 special items. Earnings were down from the 1996 fourth quarter primarily due to depressed markets for siding and a lower contribution from Carter Holt Harvey. However, demand for timber was solid and prices trended upward. Housing starts, a reflection of the construction and repair markets, were strong throughout the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaling $241 million for the 1997 first quarter decreased from $352 million in the 1996 first quarter. Lower earnings for the 1997 first quarter, together with a reduction in noncash items, were primarily responsible for the decrease. Working capital increased approximately $100 million in each of the 1997 and 1996 first quarters. Noncash operating items in the first quarter of 1996 included the $77 million net impact of special items.

Investments in capital projects, including spending by Federal, totaled $202 million for the 1997 first quarter, down 20% from the $253 million reported for the 1996 first quarter. Approximately $1.3 billion of cash was spent and $1.4 billion of International Paper common stock was exchanged (35.4 million shares) to acquire the outstanding shares of Federal during the 1996 first quarter.

Financing activities for the 1997 first quarter included $174 million of net borrowing activities primarily consisting of short-term debt. During the 1996 first quarter, approximately $1.3 billion of short-term debt was issued to acquire the Federal common shares. Dividend payments totaled $75 million or $.25 per common share for the 1997 first quarter compared with $65 million in the 1996 first quarter. This change reflects the increase in common shares outstanding due to the Federal merger.

Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, are anticipated to be adequate to fund expected capital expenditures, which have been reduced to approximately $1.2 billion for 1997.

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

The results of Federal are included in the consolidated statement of earnings from March 12, 1996. As a result of the merger, Federal contributed about 8% of consolidated net sales for the 1997 first quarter and between 2% and 14% for each of the components of consolidated costs and expenses. The consolidated balance sheets at March 31, 1997 and December 31, 1996 include the balances of Federal.

In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland, for approximately $100 million. In September 1996, Carter Holt Harvey acquired Forwood Products, the timber processing business of the South Australian Government, for approximately $100 million.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses, which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder will be spent in 1997.

GAIN ON SALE OF PARTNERSHIP INTEREST

On March 29, 1996, IP Timberlands Ltd. (IPT), a consolidated subsidiary of International Paper, completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its 1996 first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share).

OTHER

Minority interest expense for the 1997 first quarter decreased significantly from the comparable 1996 period due to the minority interestholders' share of the gain on the sale of a partnership interest that was recorded in the 1996 first quarter.

ITEM 3. OTHER FINANCIAL INFORMATION

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

 Net Sales by Industry Segment

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                     1997                 1996
                                                                              ----------------     ---------------
Printing Papers                                                                 $       1,380      $        1,355
Packaging                                                                               1,190               1,135
Distribution                                                                            1,120               1,185
Specialty Products                                                                        860                 860
Forest Products                                                                           605                 575
Less:  Intersegment Sales                                                                (293)               (312)
                                                                              ----------------     ---------------
Net Sales                                                                       $       4,862       $       4,798
                                                                              ================     ===============

Production by Products

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                       1997 (E)    1996 (D)(F)
                                                                                     ------------- -------------
Printing Papers (In thousands of tons)
     White Papers and Bristols                                                              1,027           833
     Coated Papers                                                                            310           246
     Market Pulp (A)                                                                          575           404
     Newsprint                                                                                 21            22

Packaging (In thousands of tons)
     Containerboard                                                                           699           652
     Bleached Packaging Board                                                                 549           343
     Industrial Papers                                                                        172           160
     Industrial and Consumer Packaging (B)                                                    807           774


Specialty Products (In thousands of tons)
     Tissue                                                                                    32            25

Forest Products (In millions)
     Panels (sq. ft. 3/8" basis) (C)                                                          292           245
     Lumber (board feet)                                                                      481           339
     MDF (sq. ft. 3/4" basis)                                                                  52            71
     Particleboard (sq. ft. 3/4" basis)                                                        45            45

(A) This excludes market pulp purchases.
(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.
(C) Panels include plywood and oriented strand board.
(D) Includes Federal Paper Board from March 12, 1996.
(E) Includes Federal Paper Board for the full quarter.
(F) Certain reclassifications and adjustments have been made to prior-period amounts.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MASONITE

As previously reported on Forms 10-K and 10-Q, a lawsuit which has been certified as a nationwide class action was filed against the Company and its wholly owned subsidiary, Masonite Corporation, on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama. The lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It further alleged that the presence of moisture in turn causes the failure of the structure underneath. In August 1996, the single issue of product defect was tried to a jury and they returned a split decision, finding partly for the plaintiff and partly for Masonite. The jury was not asked to determine any other liability issues, causation or damages. A phase II trial is set for July 14, 1997 on the remaining issues in the case. The Company and Masonite feel that there are valid defenses to this case and will continue to vigorously defend all claims asserted by Plaintiff. While any litigation has an element of uncertainty, it is believed that the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         (11)  Statement of Computation of Per Share Earnings
         (12)  Computation of Ratio of Earnings to Fixed Charges
         (27)  Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K was filed on April 9, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


Date:  May 15, 1997                              By /s/ MARIANNE M. PARRS
                                                    ---------------------
                                                 Marianne M. Parrs
                                                 Senior Vice President
                                                 and Chief Financial Officer


Date:  May 15, 1997                              By /s/ ANDREW R. LESSIN
                                                    --------------------
                                                 Andrew R. Lessin
                                                 Vice President, Controller and
                                                 Chief Accounting Officer