Form 10-Q
period 1997-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1997-08-14
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                   Commission file number 1-3157

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

      Common stock outstanding on July 31, 1997: 302,419,290 shares.

                          INTERNATIONAL PAPER COMPANY

                                     INDEX

                                                                       PAGE NO.
                                                                       --------

PART I. Financial Information

Item 1. Financial Statements

        Consolidated Statement of Earnings -
        Three Months and Six Months Ended June 30, 1997 and 1996              3

        Consolidated Balance Sheet -
        June 30, 1997 and December 31, 1996                                 4-5

        Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 1997 and 1996                               6

        Notes to Consolidated Financial
        Statements                                                            7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        11

Item 3. Other Financial Information                                          15

PART II. Other Information

Item 1. Legal Proceedings                                                    20

Item 2. Changes in Securities                                                 *

Item 3. Defaults upon Senior Securities                                       *

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                     *

Item 6. Exhibits and Reports on Form 8-K                                     22

Signatures                                                                   23

------------------------

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                (Unaudited)
                     (In millions, except per-share amounts)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------

                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------

Net Sales.............................................................  $   5,034  $   5,093  $   9,896  $   9,891
                                                                        ---------  ---------  ---------  ---------

Costs and Expenses

  Cost of products sold...............................................      3,786      3,771      7,422      7,327

  Selling and administrative expenses.................................        391        379        770        726

  Depreciation and amortization.......................................        318        302        638        565

  Distribution expenses...............................................        233        237        470        438

  Taxes other than payroll and income taxes...........................         53         50        105         97

  Business improvement charge.........................................        535                   535

  Provision for legal reserve.........................................        150                   150

  Restructuring and asset impairment charge...........................                                         515
                                                                        ---------  ---------  ---------  ---------

Total Costs and Expenses..............................................      5,466      4,739     10,090      9,668
                                                                        ---------  ---------  ---------  ---------

  Gain on sale of partnership interest................................                                         592
                                                                        ---------  ---------  ---------  ---------

Earnings (Loss) Before Interest, Income Taxes and

  Minority Interest...................................................       (432)       354       (194)       815

  Interest expense, net...............................................        125        137        255        262
                                                                        ---------  ---------  ---------  ---------

Earnings (Loss) Before Income Taxes and

  Minority Interest...................................................       (557)       217       (449)       553

  Income tax provision (benefit)......................................       (167)        80       (127)       243

  Minority interest expense, net of taxes.............................         29         38         63        113
                                                                        ---------  ---------  ---------  ---------

Net Earnings (Loss)...................................................  $    (419) $      99  $    (385) $     197
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Earnings (Loss) Per Common Share......................................  $   (1.39) $    0.33  $   (1.28) $    0.69
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Average Shares of Common Stock Outstanding............................      301.1      299.1      300.9      284.0
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Cash Dividends Per Common Share.......................................  $    0.25  $    0.25  $    0.50  $    0.50
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------
The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                             JUNE 30,   DECEMBER 31,
                                                               1997         1996
                                                            ---------  -------------

Assets

Current Assets

  Cash and temporary investments............................  $     455    $     352

  Accounts and notes receivable, net........................      2,616        2,553

  Inventories...............................................      2,857        2,840

  Other current assets......................................        265          253
                                                              ---------  -----------

Total Current Assets........................................      6,193        5,998
                                                              ---------  -----------

Plants, Properties and Equipment, Net.......................     12,570       13,217

Forestlands.................................................      3,324        3,342

Investments.................................................      1,150        1,178

Goodwill....................................................      2,688        2,748

Deferred Charges and Other Assets...........................      1,828        1,769
                                                              ---------  -----------

Total Assets................................................  $  27,753   $   28,252
                                                              ---------  -----------
                                                              ---------  -----------

------------------------

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                (Unaudited)
                               (In millions)

                                                             JUNE 30,   DECEMBER 31,
Liabilities and Common Shareholders' Equity                    1997         1996
                                                            ---------  -------------

Current Liabilities

  Notes payable and current maturities of long-term debt..    $   3,198    $   3,296

  Accounts payable........................................        1,415        1,426

  Accrued liabilities.....................................        1,607        1,172
                                                              ---------  -----------

Total Current Liabilities.................................        6,220        5,894
                                                              ---------  -----------

Long-Term Debt............................................        6,656        6,691

Deferred Income Taxes.....................................        2,563        2,768

Other Liabilities.........................................        1,215        1,240

Minority Interest.........................................        1,856        1,865

International Paper-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding
  Solely International
  Paper Subordinated Debentures...........................          450          450

Common Shareholders' Equity

    Common stock, $1 par value, issued
    1997--302.4 shares, 1996--300.8 shares................          302          301

  Paid-in capital.........................................        3,417        3,426

  Retained earnings.......................................        5,104        5,639
                                                              ---------  -----------

                                                                  8,823        9,366

  Less: Common stock held in treasury, at cost;
    1997--0.7 shares, 1996--0.6 shares...................            30           22
                                                              ---------  -----------

Total Common Shareholders' Equity........................         8,793        9,344
                                                              ---------  -----------

Total Liabilities and Common Shareholders' Equity........    $   27,753    $  28,252
                                                              ---------  -----------

------------------------

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                --------------------
                                                                  1997       1996
                                                                ---------  ---------

Operating Activities

  Net earnings (loss)...................................       $    (385)   $    197

  Noncash items

    Depreciation and amortization........................            638         565

    Deferred income taxes................................           (176)        120

    Business improvement charge..........................            535

    Provision for legal reserve..........................            150

    Restructuring and asset impairment charge............                        515

    Gain on sale of partnership interest.................                       (592)

    Other, net...........................................             72          35

  Changes in current assets and liabilities

    Accounts and notes receivable........................           (160)         91

    Inventories..........................................            (82)        160

    Accounts payable and accrued liabilities.............            (72)       (388)

    Other................................................            (23)        (14)
                                                               ---------   ---------

Cash Provided by Operations..............................            497         689
                                                               ---------   ---------

Investment Activities

  Invested in capital projects...........................           (460)       (598)

  Mergers and acquisitions, net of cash acquired.........                     (1,303)

  Other..................................................            (69)         (1)
                                                               ---------   ---------

Cash Used for Investment Activities......................           (529)     (1,902)
                                                               ---------   ---------

Financing Activities

  Issuance of common stock...............................             91          73

  Issuance of debt.......................................            299       1,483

  Reduction of debt......................................           (203)       (216)

  Change in bank overdrafts..............................             47           6

  Dividends paid.........................................           (150)       (140)

  Other..................................................             74          58
                                                               ---------   ---------

Cash Provided by Financing Activities....................            158       1,264
                                                               ---------   ---------

Effect of Exchange Rate Changes on Cash..................            (23)         (1)
                                                               ---------   ---------

Change in Cash and Temporary Investments.................            103          50

Cash and Temporary Investments

  Beginning of the period................................            352         312
                                                               ---------   ---------

  End of the period......................................      $     455   $     362
                                                               ---------   ---------
                                                               ---------   ---------

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

   The consolidated balance sheets at June 30, 1997 and December 31, 1996 include preliminary purchase price allocations for Forchem and Forwood Products. Final allocations for these acquisitions will be completed in 1997.

3. The following unaudited pro forma financial information for the three months and six months ended June 30, 1996 presents the combined results of the continuing operations of International Paper, Federal, and the other acquisitions completed during 1996.

   The 1997 amounts presented in the following table are actual results for the second quarter and first half. These amounts include the results of all of the 1996 acquisitions for the entire period and are presented for comparative purposes only.

   The pro forma information is presented as if the transactions occurred as of the beginning of the three-month and six-month periods ended June 30, 1996. The pro forma adjustments are based on available information, preliminary purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates would have been realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the 1996 periods, nor is it indicative of the actual results since acquisition. In addition, the information may not be indicative of future results.


                        PRO FORMA FINANCIAL INFORMATION


                                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                    JUNE 30,              JUNE 30,
                                                                              --------------------  --------------------
                                                                                1997       1996       1997       1996
                                                                               (ACTUAL)              (ACTUAL)
                                                                              ---------  ---------  ---------  ---------
                                                                                   (UNAUDITED)            (UNAUDITED)

Net Sales...................................................................  $   5,034  $   5,146  $   9,896  $  10,313
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
Net Earnings (Loss).........................................................  $    (419) $      99  $    (385) $     183
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
Earnings (Loss) Per Common Share............................................  $   (1.39) $    0.33  $   (1.28) $    0.61
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------

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

5. In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for fiscal years ending after December 15, 1997, and earlier adoption is not permitted. Adoption of the provisions of this statement is not expected to have a material effect on reported earnings per share. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997.

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

7. In June 1997, a $535 million pre-tax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer meet financial or strategic objectives.
   The second-quarter charge to establish the business improvement reserve included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses included in the reserve and $95 million for severance and other expenses. The majority of the reserve relates to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. Annual improvement in earnings before interest and income taxes of approximately $100 million is expected by the end of 1998.

8. Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves are adequate to cover any amounts to be paid pursuant to the proposed settlement, which is subject to Court approval.

9. During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder will be spent in 1997.

10. In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly owned consolidated subsidiary of International Paper and its sole assets are International Paper 5-1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $12 million were paid during each of the six months ended June 30, 1997 and 1996.

11. Inventories by major category include (in millions):

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              1997          1996
                                                                                           -----------  -------------
Raw materials............................................................................   $     488     $     534
Finished pulp, paper and packaging products..............................................       1,424         1,365
Finished lumber and panel products.......................................................         198           215
Operating supplies.......................................................................         400           397
Other....................................................................................         347           329
                                                                                           -----------   -----------
Total....................................................................................   $   2,857     $   2,840
                                                                                           -----------   -----------
                                                                                           -----------   -----------

12. Interest payments made during the six months ended June 30, 1997 and 1996 were $361 million and $336 million, respectively. Interest income for the six months ended June 30, 1997 and 1996 was $33 million and $24 million, respectively, including income of $14 million and $13 million for the 1997 and 1996 second quarters. Income tax payments made during the six months ended June 30, 1997 and 1996 were $82 million and $174 million, respectively.

13. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $268 million and $221 million at June 30, 1997 and December 31, 1996, respectively.

14. Accumulated depreciation was $9.9 billion at June 30, 1997 and $9.5 billion at December 31, 1996. The allowance for doubtful accounts was $105 million at June 30, 1997 and $101 million at December 31, 1996.

15. The Company uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments which do not qualify for hedge accounting treatment are recognized in earnings.

    The Company has a policy of financing a portion of its investments in overseas operations with borrowings demoninated in the same currency as the investment or by entering into foreign exchange contracts in tandem with U.S. dollar borrowings. These contracts are effective in providing a hedge against fluctuations in currency exchange rates. Gains or losses from the revaluation of these contracts, which are fully offset by gains or losses from the revaluation of the net assets being hedged, are determined monthly based on published currency exchange rates and are recorded as translation adjustments in common shareholders' equity. Upon liquidation of the net assets being hedged or early termination of the foreign exchange contracts, the gains and losses from the revaluation of foreign exchange contracts are included in earnings. Amounts payable to or due from the counterparties to the foreign exchange contracts are included in accrued liabilities or accounts receivable as applicable.

    The Company also utilizes foreign exchange contracts to hedge certain transactions that are denominated in foreign currencies, primarily export sales and equipment purchases from nonresident vendors. These contracts serve to protect the Company from currency fluctuations between the transaction and settlement dates. Gains or losses from the revaluation of these contracts, based on published currency exchange rates, along with offsetting gains or losses resulting from the revaluation of the underlying transactions, are recognized in earnings or deferred and recognized in the basis of the underlying transaction when completed. Any gains or losses arising from the cancellation of the underlying transactions or early termination of the foreign currency contracts are included in earnings.

    The Company uses cross-currency and interest rate swap agreements to manage the composition of its fixed and floating rate debt portfolio. Amounts to be paid or received as interest under these agreements are recognized over the life of the swap agreements as adjustments to interest expense. Gains or losses from the revaluation of cross-currency swap agreements that qualify as hedges of investments are recorded as translation adjustments in common shareholders' equity. Gains or losses from the revaluation of cross-currency swap agreements that do not qualify as hedges of investments are included in earnings. The related amounts payable to or receivable from the counterparties to the agreements are included in accrued liabilities or accounts receivable. If swap agreements are terminated early, the resulting gain or loss is deferred and amortized over the remaining life of the related debt.

    The Company does not hold or issue financial instruments for trading purposes.

16. Through a public tender offer from July 23, 1997 through August 6, 1997, the Company's wholly owned subsidiary, Federal Paper Board, repurchased $164 million of its 10% debentures due April 15, 2011. The earnings impact of the debt retirement was not material.

17. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

International Paper's second-quarter 1997 net sales of $5.0 billion were slightly below the $5.1 billion reported in the 1996 second-quarter. First-quarter 1997 net sales were $4.9 billion. First half 1997 net sales of $9.9 billion were even with the 1996 first half.

Second-quarter 1997 results were a net loss of $419 million or $1.39 per share after a $535 million pre-tax charge ($385 million after taxes or $1.28 per share) to establish a business improvement reserve and a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to the Company's legal reserves. Second-quarter net earnings before these charges of $59 million or $.20 per share were below second-quarter 1996 net earnings of $99 million or $.33 per share, but were well ahead of 1997 first-quarter net earnings of $34 million or $.11 per share.

First-half 1997 results were a net loss of $385 million or $1.28 per share after the special charges. Before these charges, 1997 first-half net earnings were $93 million or $.31 per share compared with first-half 1996 net earnings of $223 million or $.79 per share before a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.

Before special charges, second-quarter 1997 net earnings declined significantly from the 1996 second quarter primarily due to lower prices for key paper and packaging products. Second-quarter earnings before special items increased significantly from the 1997 first quarter reflecting the favorable trend in industry conditions that began earlier in the year. The strong demand currently experienced by the industry is expected to lead to increased profitability over the next six months.

The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996. Federal contributed about 8% of first half 1997 consolidated net sales. Operating results for Carter Holt Harvey, adjusted as necessary to conform with International Paper's classifications, are also included in each segment as applicable. The following segment discussions are based on results before the charges for the business improvement and legal reserves.

Printing Papers 1997 second-quarter net sales of $1.3 billion were slightly below net sales of $1.4 billion recorded in the 1996 second quarter and the 1997 first quarter. Net sales of $2.7 billion for the 1997 first half were down slightly from the $2.8 billion reported in the 1996 first half. Operating profits for the 1997 second quarter were below the comparable 1996 period primarily due to lower prices. Second-quarter 1997 earnings improved significantly from the previous quarter reflecting higher prices for coated and uncoated papers. Operating profits reported by the European papers businesses improved over the prior quarter and the 1996 second quarter.

Packaging second-quarter 1997 net sales of $1.3 billion were about even with the 1996 second-quarter and increased slightly over reported 1997 first-quarter net sales of $1.2 billion. First-half 1997 net sales of $2.4 billion were about even with the 1996 first-half. Second-quarter 1997 operating profits, which were up slightly over the 1997 first quarter, declined significantly from the 1996 second quarter reflecting lower containerboard and corrugated box prices. Although demand for containerboard was strong, excess industry capacity continued to depress prices. Bleached board results were comparable to the previous quarter and the 1996 second quarter. Carter Holt Harvey earnings were below the 1996 second quarter and about even with the 1997 first quarter.

Distribution net sales of $1.2 billion for the 1997 second quarter were even with the 1996 second quarter and slightly ahead of the 1997 first quarter. Net sales were $2.3 billion for the 1997 and 1996 six-month periods. Operating profits were also about even with the 1996 second quarter and ahead of the 1997 first quarter largely due to improved volumes and increases in printing papers prices.

Specialty Products 1997 second-quarter net sales were $890 million compared with $885 million for the 1996 second quarter and $860 million for the 1997 first quarter. First half net sales remained at $1.7 billion. Second-quarter 1997 operating profits were about even with the 1996 second quarter and improved from 1997 first-quarter levels largely due to a strong performance by the building products business. Earnings for the chemicals business improved over the 1996 second quarter and the 1997 first quarter. Forchem, a tall oil and turpentine processor in Finland acquired in August of 1996 contributed to the increase over the 1996 period. Sales and profits for the petroleum business were behind the 1997 first quarter and the 1996 second quarter.

Forest Products 1997 second-quarter net sales were $680 million compared with $695 million for the 1996 second quarter and $605 million for the 1997 first quarter. Net sales totaled $1.3 billion for the 1997 and 1996 six-month periods. Operating profits were down from the 1996 second quarter and the 1997 first quarter that included a timberland sale transaction. Contributions from Carter Holt Harvey, with its acquisition of Forwood Products in September 1996, were comparable to 1996 second-quarter and 1997 first-quarter levels. Siding markets continued to be weak while demand for lumber remained strong.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaling $497 million for the 1997 first half decreased from $689 million for the 1996 first half. Lower earnings and higher working capital levels for the 1997 first half were primarily responsible for the decrease. Working capital increased $337 million in the 1997 first half compared with an increase of $151 million in 1996. About half of the 1997 working capital increase was due to an increase in accounts and notes receivable. Noncash operating items for the 1997 first half included the business improvement charge and a provision to add to the Company's legal reserves. Prior-year noncash operating items included the $77 million net impact of special items recorded in the 1996 first quarter.

Investments in capital projects totaled $460 million for the 1997 first half compared with $598 million reported for the 1996 first half. Approximately $1.3 billion of cash was spent and $1.4 billion of International Paper common stock was exchanged (35.4 million shares) to acquire the outstanding shares of Federal during the first quarter of 1996.

Financing activities for the 1997 first half include $96 million of net borrowing activities primarily consisting of short-term debt. During the 1996 first half, approximately $1.3 billion of short-term debt was issued to acquire the Federal common shares. Dividend payments totaled $150 million or $.50 per common share for the first six months of 1997 compared with $140 million paid in the 1996 first half. This change reflects the increase in common shares outstanding due to the Federal merger.

Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund expected 1997 capital expenditures, which have been reduced to approximately $1.2 billion, about equal to expected 1997 depreciation expense.

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

The results of Federal are included in the consolidated statement of earnings from March 12, 1996. As a result of the merger, Federal contributed about 8% of consolidated net sales for the 1997 first half and between 2% and 14% for each of the components of consolidated costs and expenses. The consolidated balance sheets at June 30, 1997 and December 31, 1996 include the balances of Federal.

In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland for approximately $100 million. In September 1996, Carter Holt Harvey acquired Forwood Products, the timber processing business of the South Australian Government for approximately $100 million.

SPECIAL CHARGES

In June 1997, a $535 million pre-tax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer meet financial or strategic objectives. The majority of the reserve relates to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. Included in the reserve are costs to shut down or close the Woronoco, Mass. mill; three production lines at the Erie, Pa. mill; the de-inking pulp operation at the Lock Haven, Pa. mill; and a paper machine producing kraft papers at the Moss Point, Miss. mill. Also included are estimated losses on dispositions of the Imaging Products business; three multiwall kraft bag plants; Veratec's InterSpun business; four low pressure laminates plants; two particleboard facilities; two medium density fiberboard facilities; and six Pluswood distribution centers. Other actions are included in the reserve but have not yet been announced.

The second-quarter charge to establish the business improvement reserve included approximately $230 million for asset write-downs, $210 million for the estimated losses on the sales of businesses included in the reserve and $95 million for severance and other expenses. Annual improvement in earnings before interest and income taxes of approximately $100 million is expected by the end of 1998.

Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to its legal reserves. On July
14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves are adequate to cover any amounts to be paid pursuant to the proposed settlement, which is subject to Court approval.

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

OTHER

Minority interest expense for the 1997 first half decreased significantly from the comparable 1996 period due to the minority interestholders' share of the gain on the sale of a partnership interest that was recorded in the 1996 first quarter.

In August 1997, IP Timberlands, Ltd. entered into an agreement for the sale of certain partnership interests, including a general partnership interest in a subsidiary partnership that will control approximately 175,000 acres of forestlands in Pennsylvania and New York.

The effective tax rate for the first half of 1997 was a 28% benefit compared with a 44% expense for the first half of 1996 primarily because of the impact of the special charges. The following table presents the components of pre-tax earnings and losses and the related income tax expense and benefit for each period.



First Half Effective Income Tax Rate

                                                1997                                     1996
                                 -----------------------------------      -----------------------------------
                                 Pre-tax         Tax                      Pre-tax        Tax
                                 Earnings      Expense     Effective      Earnings     Expense      Effective
                                  (Loss)      (Benefit)    Tax Rate        (Loss)     (Benefit)     Tax Rate
                                 ---------    ---------    ---------      ---------    ---------    ---------
Before Special Charges.........  $     236    $      80          34%      $     476    $     172          36%

Business Improvement Charge....       (535)        (150)         28%

Provision for Legal Reserve....       (150)         (57)         38%

Restructuring and Asset
 Impairment Charge.............                                                (515)        (153)         30%

Gain on Sale of Partnership
 Interest......................                                                 592          224          38%
                                 ---------    ---------                   ---------    ---------
Total..........................  $    (449)   $    (127)         28%      $     553    $     243          44%
                                 ---------    ---------                   ---------    ---------
                                 ---------    ---------                   ---------    ---------

Both the business improvement charge and the restructuring and asset impairment charge included expenses that were not deductible for tax purposes. The effective tax rate on earnings before special charges for the first half of 1997 was 34% compared with 36% in the 1996 first half and 37% in the 1997 first quarter. This decline was the result of changes in the mix of estimated earnings.

ITEM 3. OTHER FINANCIAL INFORMATION

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                               --------------------  --------------------
NET SALES BY INDUSTRY SEGMENT                                                    1997       1996       1997       1996
-----------------------------------------------------------------------------  ---------  ---------  ---------  ---------
Printing Papers..............................................................  $   1,340  $   1,430  $   2,720  $   2,785
Packaging....................................................................      1,255      1,285      2,445      2,420
Distribution.................................................................      1,160      1,155      2,280      2,340
Specialty Products...........................................................        890        885      1,750      1,745
Forest Products..............................................................        680        695      1,285      1,270
Less: Intersegment Sales.....................................................       (291)      (357)      (584)      (669)
                                                                               ---------  ---------  ---------  ---------
Net Sales....................................................................  $   5,034  $   5,093  $   9,896  $   9,891
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

OPERATING PROFIT BY INDUSTRY  SEGMENT                                                     SIX MONTHS ENDED JUNE 30, 1997
                                                                                       --------------------------------------
                                                                                          BEFORE                     AFTER
                                                                                          SPECIAL      SPECIAL      SPECIAL
                                                                                          ITEMS         ITEMS(1)     ITEMS
                                                                                       -----------  -----------  -----------
Printing Papers.......................................................................   $      22    $    (212)   $    (190)
Packaging.............................................................................         117          (48)          69
Distribution..........................................................................          49          (16)          33
Specialty Products....................................................................         171         (202)         (31)
Forest Products.......................................................................         157          (46)         111
                                                                                         ---------    ---------     --------
Operating Profit (Loss)...............................................................         516         (524)          (8)
   Corporate items, net...............................................................         (25)        (161)(2)     (186)
   Interest expense, net..............................................................        (255)                     (255)
   Income tax (provision) benefit.....................................................         (80)         207          127
   Minority interest expense, net of taxes............................................         (63)                      (63)
                                                                                         ---------    ---------     --------
Net Earnings (Loss)...................................................................   $      93    $    (478)   $    (385)
                                                                                         ---------    ---------     --------
                                                                                         ---------    ---------     --------

------------------------

(1) Includes a $535 million pre-tax business improvement charge ($385 million after taxes or $1.28 per share).
(2) Includes a $150 million pre-tax provision for legal reserve ($93 million after taxes or $.31 per share).

OPERATING PROFIT BY INDUSTRY SEGMENT                                                       SIX MONTHS ENDED JUNE 30, 1996
                                                                                        -------------------------------------
                                                                                          BEFORE                     AFTER
                                                                                          SPECIAL      SPECIAL      SPECIAL
                                                                                           ITEMS        ITEMS(1)     ITEMS
                                                                                         ---------    -----------  ----------
Printing Papers.......................................................................   $     117    $     (35)   $      82
Packaging.............................................................................         248          (42)         206
Distribution..........................................................................          48                        48
Specialty Products....................................................................         155         (370)        (215)
Forest Products.......................................................................         178          535          713
                                                                                         ---------      -------      -------
Operating Profit......................................................................         746           88          834
   Corporate items, net...............................................................          (8)         (11)         (19)
   Interest expense, net..............................................................        (262)                     (262)
   Income tax (provision) benefit.....................................................        (172)         (71)        (243)
   Minority interest expense, net of taxes............................................         (81)         (32)        (113)
                                                                                         ---------      -------      -------
Net Earnings..........................................................................   $     223    $     (26)   $     197
                                                                                         ---------      -------      -------
                                                                                         ---------      -------      -------

(1) Includes a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.


                                                                                    JUNE 30,       DECEMBER 31,
ASSETS BY INDUSTRY SEGMENT                                                            1997             1996
-------------------------------------------------------------------------------  ---------------  ---------------
Printing Papers................................................................      $  8,010        $   8,627
Packaging......................................................................         6,229            6,088
Distribution...................................................................         1,344            1,346
Specialty Products.............................................................         3,512            3,636
Forest Products................................................................         5,382            5,369
Equity Investments.............................................................         1,045            1,070
Corporate......................................................................         2,231            2,116
                                                                                    ----------       ---------
Assets.........................................................................     $  27,753        $  28,252
                                                                                    ----------       ---------
                                                                                    ----------       ---------

                   Financial Information by Geographic Area
                                     (Unaudited)
                                    (In millions)

                                                                                                    SIX MONTHS ENDED
NET SALES BY GEOGRAPHIC AREA                                                                           JUNE 30,
                                                                                                  --------------------
                                                                                                     1997       1996
                                                                                                  ---------  ---------
United States...................................................................................  $   7,178  $   7,104
Europe..........................................................................................      1,736      1,783
Pacific Rim.....................................................................................      1,082      1,106
Other...........................................................................................        105         84
Less:Intergeographic Sales......................................................................       (205)      (186)
                                                                                                  ---------  ---------
Net Sales.......................................................................................  $   9,896  $   9,891
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

OPERATING PROFIT BY GEOGRAPHIC AREA                                                         SIX MONTHS ENDED JUNE 30, 1997
                                                                                            ------------------------------
                                                                                            BEFORE                     AFTER
                                                                                           SPECIAL      SPECIAL      SPECIAL
                                                                                            ITEMS       ITEMS(1)      ITEMS
---------------------------------------------------------------------------------------  -----------  -----------  -----------
United States..........................................................................   $     394    $    (339)   $      55
Europe.................................................................................          44         (185)        (141)
Pacific Rim............................................................................          69                        69
Other..................................................................................           9                         9
                                                                                              -----        -----          ---
Operating Profit (Loss)................................................................   $     516    $    (524)   $      (8)
                                                                                              -----        -----          ---
                                                                                              -----        -----          ---

                                                                                            SIX MONTHS ENDED JUNE 30, 1996
                                                                                         -------------------------------------
                                                                                           BEFORE                     AFTER
                                                                                           SPECIAL      SPECIAL      SPECIAL
                                                                                            ITEMS       ITEMS(2)      ITEMS
                                                                                         -----------  -----------  -----------
United States..........................................................................   $     637    $     306    $     943
Europe.................................................................................          (1)        (218)        (219)
Pacific Rim............................................................................         107                       107
Other..................................................................................           3                         3
                                                                                              -----        -----        -----
Operating Profit.......................................................................   $     746    $      88    $     834
                                                                                              -----        -----        -----
                                                                                              -----        -----        -----


(1) Includes a $535 million pre-tax business improvement charge ($385 million after taxes or $1.28 per share).

(2) Includes a $515 million pre-tax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.

ASSETS BY GEOGRAPHIC AREA

                                                                                              JUNE 30, 1997     DECEMBER 31, 1996
--------------------------------------------------------------------------------------------  --------------    -----------------
United States...............................................................................  $  15,726                 $  15,695
Europe......................................................................................      3,908                     4,405
Pacific Rim.................................................................................      4,654                     4,779
Other.......................................................................................        189                       187
Equity Investments..........................................................................      1,045                     1,070
Corporate...................................................................................      2,231                     2,116
                                                                                              ---------                 ---------
Assets......................................................................................  $  27,753                 $  28,252
                                                                                              ---------                 ---------
                                                                                              ---------                 ---------

INTERNATIONAL PAPER AND CARTER HOLT HARVEY NET SALES


                                                               SIX MONTHS ENDED JUNE 30,
                                 --------------------------------------------------------------------------------------
                                                   1997                                         1996
                                 -----------------------------------------    -----------------------------------------
                                                      CARTER                                       CARTER
                                   INTERNATIONAL        HOLT                    INTERNATIONAL        HOLT
                                           PAPER      HARVEY  CONSOLIDATED              PAPER      HARVEY  CONSOLIDATED
                                 ------------------   ------  ------------    ------------------  -------  ------------
Printing Papers................       $ 2,658         $   62   $  2,720          $  2,718         $   67   $  2,785
Packaging......................         2,148            297      2,445             2,087            333      2,420
Distribution...................         2,214             66      2,280             2,275             65      2,340
Specialty Products.............         1,481            269      1,750             1,484            261      1,745
Forest Products................           829            456      1,285               816            454      1,270
Less: Intersegment Sales.......          (431)          (153)      (584)             (505)          (164)      (669)
                                      -------         ------   --------          --------         -------   -------
Net Sales......................       $ 8,899         $ 997    $  9,896          $  8,875         $1,016    $ 9,891
                                      -------         ------   --------          --------         -------   -------
                                      -------         ------   --------          --------         -------   -------

PRODUCTION BY PRODUCTS

                                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                                JUNE 30,              JUNE 30,
                                                                                       ------------------------  -----------------
                                                                                        1997(D)     1996(D)(F)   1997(D) 1996(E)(F)
                                                                                       ----------  ----------    -------  --------
Printing Papers (In thousands of tons)
  White Papers and Bristols.....................................................         978          979          2,005     1,812
  Coated Papers.................................................................         334          254            644       500
  Market Pulp (A)...............................................................         526          496          1,101       900
  Newsprint.....................................................................          19           24             40        46
Packaging (In thousands of tons)
  Containerboard................................................................         698          657          1,397     1,309
  Bleached Packaging Board......................................................         542          531          1,091       874
  Industrial Papers.............................................................         167          155            339       315
  Industrial and Consumer Packaging (B).........................................         897          857          1,704     1,631
Specialty Products (In thousands of tons)
  Tissue........................................................................          39           28             71        53
Forest Products (In millions)
  Panels (sq.ft. 3/8" basis)(C).................................................         369          314            670       559
  Lumber (board feet)...........................................................         545          459          1,026       798
  MDF (sq. ft. 3/4" basis)......................................................          54           67            106       138
  Particleboard (sq. ft. 3/4" basis)............................................          47           49             92        94

------------------------

(A) This excludes market pulp purchases.
(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.
(C) Panels include plywood and oriented strand board.
(D) Includes Federal for the full period.
(E) Includes Federal from March 12, 1996.
(F) Certain reclassifications and adjustments have been made to prior-period amounts.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MASONITE

As previously reported on Forms 10-K and 10-Q, a lawsuit which had been certified as a nationwide class action was filed against the Company and its wholly owned subsidiary, Masonite Corporation, on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama. The lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It further alleged that the presence of moisture in turn causes the failure of the structure underneath. In August 1996, the single issue of product defect was tried to a jury and they returned a split decision, finding partly for the plaintiffs and partly for Masonite. The jury was not asked to determine any other liability issues, causation or damages. A phase II trial had been set for July 14, 1997 on the remaining issues in the case. On July 14th, Masonite announced that a proposed settlement of the matter had been reached. The settlement, which provides for payment to class members making claims to an independent administrator, is subject to approval by the Court in Mobile, Alabama. The Company believes that its legal reserves will be sufficient to cover any payments to be made pursuant to the settlement. In the event the settlement is not approved, the Company will continue to vigorously defend all claims asserted by the plaintiffs. While any litigation has an element of uncertainty, it is believed that the outcome of any further proceedings in this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of the common stock of the Company was held on May 8, 1997. The shareholders voted on*:

(a) the election of five directors to Class II. The votes for and those withheld for each nominee were:

Mr. Eaton............................................................  241,889,337     3,462,329
Mr. Georges..........................................................  239,975,515     5,376,151
Mr. McHenry..........................................................  241,700,047     3,651,619
Mr. Noonan...........................................................  241,857,078     3,494,588
Mr. Shoemate.........................................................  241,778,622     3,573,044

(b) the appointment of Arthur Andersen LLP as independent auditors for 1997 was approved and the votes were: For 242,521,213; Against 2,066,213; and Abstention 764,241.

(c) the shareholder proposal for total phaseout of chlorine and chlorine-containing compounds for papermaking: For 13,186,667; Against 187,813,394; and Abstention 7,910,596.

-------------------------
*If a specific vote category for, against withheld, abstentions and broker no-votes is omitted, the number is zero.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        (11) Statement of Computation of Per Share Earnings
        (12) Computation of Ratio of Earnings to Fixed Charges
        (27) Financial Data Schedule

(b) Reports on Form 8-K

    Reports on Form 8-K were filed on July 8, 1997, July 23, 1997 and August 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERNATIONAL PAPER COMPANY
                                  (REGISTRANT)



Date: August 14, 1997           By /s/ MARIANNE M. PARRS
                                ---------------------------------
                                Marianne M. Parrs
                                Senior Vice President
                                and Chief Financial Officer

Date: August 14, 1997           By /s/ ANDREW R. LESSIN
                                ---------------------------------
                                Andrew R. Lessin
                                Vice President, Controller and
                                Chief Accounting Officer