Form 10-Q
period 1997-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1997-11-14
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                            -------------------

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997           Commission file number 1-3157

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

      Common stock outstanding on October 31, 1997: 302,290,361 shares.

                          INTERNATIONAL PAPER COMPANY

                                    INDEX

                                                                               PAGE NO.
                                                                               --------

PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Statement of Earnings -
           Three Months and Nine Months Ended September 30, 1997 and 1996          3

           Consolidated Balance Sheet -
           September 30, 1997 and December 31, 1996                               4-5

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996                           6

           Notes to Consolidated Financial
           Statements                                                             7-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         11-15

Item 3.    Other Financial Information                                           16-17

PART II.   Other Information

Item 1.    Legal Proceedings                                                      18
Item 2.    Changes in Securities                                                   *
Item 3.    Defaults upon Senior Securities                                         *
Item 4.    Submission of Matters to a Vote of Security Holders                     *
Item 5.    Other Information                                                       *
Item 6.    Exhibits and Reports on Form 8-K                                       19
Signatures                                                                        20

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                  (Unaudited)
                     (In millions, except per-share amounts)



                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Net Sales...............................................................  $   5,119  $   5,108  $  15,015  $  14,999
                                                                          ---------  ---------  ---------  ---------
Costs and Expenses
  Cost of products sold.................................................      3,791      3,760     11,213     11,087
  Selling and administrative expenses...................................        404        387      1,174      1,113
  Depreciation and amortization.........................................        311        307        949        872
  Distribution expenses.................................................        233        240        703        678
  Taxes other than payroll and income taxes.............................         52         51        157        148
  Business improvement charge...........................................                              535
  Provision for legal reserve...........................................                              150
  Restructuring and asset impairment charge.............................                                         515
                                                                          ---------  ---------  ---------  ---------
Total Costs and Expenses................................................      4,791      4,745     14,881     14,413
                                                                          ---------  ---------  ---------  ---------
  Gain on sale of partnership interest..................................                                         592
                                                                          ---------  ---------  ---------  ---------
Earnings  Before Interest, Income Taxes and Minority Interest...........        328        363        134      1,178

  Interest expense, net.................................................        120        136        375        398
                                                                          ---------  ---------  ---------  ---------
Earnings (Loss) Before Income Taxes and Minority Interest...............        208        227       (241)       780

  Income tax provision (benefit)........................................         71         86        (56)       329
  Minority interest expense, net of taxes...............................         35         30         98        143
                                                                          ---------  ---------  ---------  ---------
Net Earnings (Loss).....................................................  $     102  $     111  $    (283) $     308
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Earnings (Loss) Per Common Share........................................  $    0.34  $    0.37  $   (0.94) $    1.06
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Average Shares of Common Stock Outstanding..............................      302.3      300.0      301.4      289.4
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Cash Dividends Per Common Share.........................................  $    0.25  $    0.25  $    0.75  $    0.75
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL PAPER COMPANY
                         Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
Assets
Current Assets
  Cash and temporary investments....................................................    $     469      $     352
  Accounts and notes receivable, net................................................        2,618          2,553
  Inventories.......................................................................        2,862          2,840
  Other current assets..............................................................          277            253
                                                                                      -------------  -------------
Total Current Assets................................................................        6,226          5,998
                                                                                      -------------  -------------
Plants, Properties and Equipment, Net...............................................       12,387         13,217
Forestlands.........................................................................        3,152          3,342
Investments.........................................................................        1,227          1,178
Goodwill............................................................................        2,609          2,748
Deferred Charges and Other Assets...................................................        1,793          1,769
                                                                                      -------------  -------------
Total Assets........................................................................     $  27,394     $   28,252
                                                                                      -------------  -------------
                                                                                      -------------  -------------

The accompanying notes are an integral part of these financial statements.

                        INTERNATIONAL PAPER COMPANY
                        Consolidated Balance Sheet
                                (Unaudited)
                               (In millions)


                                                                                      SEPTEMBER 30,  DECEMBER 31,
LIABILITIES AND COMMON SHAREHOLDER'S EQUITY                                               1997           1996
                                                                                      -------------  ------------
Current Liabilities
  Notes payable and current maturities of long-term debt............................    $   3,079     $    3,296
  Accounts payable..................................................................        1,405          1,426
  Accrued liabilities...............................................................        1,463          1,172
                                                                                      -------------  ------------
Total Current Liabilities...........................................................        5,947          5,894
                                                                                      -------------  ------------
Long-Term Debt......................................................................        6,656          6,691
Deferred Income Taxes...............................................................        2,590          2,768
Other Liabilities...................................................................        1,190          1,240
Minority Interest...................................................................        1,812          1,865
International Paper-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trust Holding Solely International
  Paper Subordinated Debentures.....................................................          450            450
Common Shareholders' Equity
  Common stock, $1 par value, issued
    1997 - 302.8 shares, 1996 - 300.8 shares........................................          303            301
  Paid-in capital...................................................................        3,342          3,426
  Retained earnings.................................................................        5,130          5,639
                                                                                      -------------  ------------
                                                                                            8,775          9,366
  Less: Common stock held in treasury, at cost,
    1997 - 0.5 shares, 1996 - 0.6 shares............................................           26             22
                                                                                      -------------  ------------
Total Common Shareholders' Equity...................................................        8,749          9,344
                                                                                      -------------  ------------
Total Liabilities and Common Shareholders' Equity...................................    $  27,394     $   28,252
                                                                                      -------------  ------------
                                                                                      -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                    1997       1996
                                                                                                 ---------  ---------
Operating Activities
  Net earnings (loss)..........................................................................  $    (283) $     308
  Depreciation and amortization................................................................        949        872
  Deferred income taxes........................................................................       (117)       133
  Business improvement charge..................................................................        535
  Provision for legal reserve..................................................................        150
  Payments, net of proceeds, related to restructuring and legal reserves.......................        (67)
  Restructuring and asset impairment charge....................................................                   515
  Gain on sale of partnership interest.........................................................                  (592)
  Other, net...................................................................................         91         61
  Changes in current assets and liabilities
    Accounts and notes receivable..............................................................       (200)       128
    Inventories................................................................................       (139)       157
    Accounts payable and accrued liabilities...................................................       (131)      (331)
    Other......................................................................................         (9)        (2)
                                                                                                 ---------  ---------
Cash Provided by Operations....................................................................        779      1,249
                                                                                                 ---------  ---------
Investment Activities
  Invested in capital projects.................................................................       (706)      (944)
  Mergers and acquisitions, net of cash acquired...............................................        (37)    (1,524)
  Other........................................................................................        (24)        27
                                                                                                 ---------  ---------
Cash Used for Investment Activities............................................................       (767)    (2,441)
                                                                                                 ---------  ---------
Financing Activities
  Issuance of common stock.....................................................................        135         79
  Issuance of debt.............................................................................        489      1,713
  Reduction of debt............................................................................       (426)      (252)
  Change in bank overdrafts....................................................................         95        (71)
  Dividends paid...............................................................................       (226)      (215)
  Other........................................................................................         39         29
                                                                                                 ---------  ---------
Cash Provided by Financing Activities..........................................................        106      1,283
                                                                                                 ---------  ---------
Effect of Exchange Rate Changes on Cash........................................................         (1)         2
                                                                                                 ---------  ---------
Change in Cash and Temporary Investments.......................................................        117         93
Cash and Temporary Investments
  Beginning of the period......................................................................        352        312
                                                                                                 ---------  ---------
  End of the period............................................................................  $     469  $     405
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

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

2.     In September 1997, the Company acquired Merbok Formtec.

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

       The consolidated balance sheet at December 31, 1996 includes preliminary purchase price allocations for Forchem and Forwood Products.

3. The following unaudited pro forma financial information for the three months and nine months ended September 30, 1996 presents the combined results of the continuing operations of International Paper, Federal, and the other acquisitions completed during 1996.

       The 1997 amounts presented in the following table are actual results for the third quarter and first nine months. These amounts include the results of all of the 1996 acquisitions for the entire period and are presented for comparative purposes only.

       The pro forma information is presented as if the transactions occurred as of the beginning of the three-month and nine-month periods ended September 30, 1996. The pro forma adjustments are based on available information, preliminary purchase price allocations and certain assumptions that the Company believes are reasonable. There can be no assurance that the assumptions and estimates would have been realized. The pro forma information does not purport to represent the Company's actual results of operations if the transactions described above would have occurred at the beginning of the 1996 periods, nor is it indicative of the actual results since acquisition. In addition, the information may not be indicative of future results.

PRO FORMA FINANCIAL INFORMATION


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                  ----------------------  ----------------------
                                                                     1997        1996        1997        1996
                                                                   (ACTUAL)                (ACTUAL)
                                                                  -----------  ---------  -----------  ---------
                                                                        (UNAUDITED)             (UNAUDITED)
Net Sales.......................................................  $  5,119      $  5,149   $  15,015   $ 15,462
                                                                  ---------     ---------  ----------  ---------
                                                                  ---------     ---------  ----------  ---------
Net Earnings (Loss).............................................  $    102      $    111        (283)  $    294
                                                                  ---------     ---------  ----------  ---------
                                                                  ---------     ---------  ----------  ---------
Earnings (Loss) Per Common Share................................  $   0.34     $    0.37   $  (0.94)  $   0.98
                                                                  ---------     ---------  ----------  ---------
                                                                  ---------     ---------  ----------  ---------

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

5. In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for fiscal years ending after December 15, 1997, and earlier adoption is not permitted. Adoption of the provisions of this statement is not expected to have a material effect on reported earnings per share. In June
     1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This statement is effective for fiscal years beginning after December 15, 1997.

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

9. During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder is being incurred in 1997.

10. In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly owned consolidated subsidiary of International Paper and its sole assets are International Paper 5-1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $18 million were paid during each of the nine months ended September 30, 1997 and 1996.

11.  Inventories by major category include (in millions):

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1997                  1996
                                                                             -------------------  -------------------
     Raw materials.........................................................       $     533            $     534
     Finished pulp, paper and packaging products...........................           1,399                1,365
     Finished lumber and panel products....................................             181                  215
     Operating supplies....................................................             396                  397
     Other.................................................................             353                  329
                                                                                     ------               ------
        Total..............................................................       $   2,862           $    2,840
                                                                                     ------               ------
                                                                                     ------               ------


12. Interest payments made during the nine month periods ended September 30, 1997 and 1996 were $493 million and $536 million, respectively. Interest income for the nine months ended September 30, 1997 and 1996 was $67 million and $37 million, respectively, including income of $27 million for the 1997 third quarter and $13 million for the 1996 third quarter. The company capitalized net interest costs of $47 million and $43 million for the nine month periods ended September 30, 1997 and 1996, respectively. Income tax payments made during the nine months ended September 30, 1997 and 1996 were $161 million and $209 million, respectively.

13. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $253 million and $221 million at September 30, 1997 and December 31, 1996, respectively.

14. Accumulated depreciation was $10.0 billion at September 30, 1997 and $9.5 billion at December 31, 1996. The allowance for doubtful accounts was $105 million at September 30, 1997 and $101 million at December 31, 1996.

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

     The Company has a policy of financing a portion of its investments in overseas operations with borrowings denominated in the same currency as the investment or by entering into foreign exchange contracts in tandem with U.S. dollar borrowings. These contracts are effective in providing a hedge against fluctuations in currency exchange rates. Gains or losses from the revaluation of these contracts, which are fully offset by gains or losses from the revaluation of the net assets being hedged, are determined monthly based on published currency exchange rates and are recorded as translation adjustments in common shareholders' equity. Upon liquidation of the net assets being hedged or early termination of the foreign exchange contracts, the gains or losses from the revaluation of foreign exchange contracts are included in earnings. Amounts payable to or due from the counterparties to the foreign exchange contracts are included in accrued liabilities or accounts receivable as applicable.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's third-quarter 1997 net sales of $ 5.1 billion were even with the 1996 third quarter and slightly ahead of the $5.0 billion recorded in the 1997 second quarter.

Third-quarter 1997 net earnings were $102 million or $0.34 per share compared with $111 million or $0.37 per share in the 1996 third quarter and 1997 second-quarter earnings before special charges of $59 million or $0.20 per share. Second quarter 1997 results were a net loss of $419 million or $1.39 per share after a $535 million pretax charge ($385 million after taxes or $1.28 per share) to establish a business improvement reserve and a $150 million pretax charge ($93 million after taxes or $0.31 per share) to add to the Company's legal reserves.

Results for the 1997 nine months were a net loss of $283 million or $0.94 per share after the special charges. Before these charges, 1997 nine-month earnings were $195 million or $0.65 per share compared with 1996 nine month net earnings of $334 million or $1.16 per share before a $515 million pretax restructuring and asset impairment charge ($362 million after taxes or $1.35 per share) and a $592 million pretax gain ($336 million after taxes and minority interest expense or $1.25 per share) on the sale of a partnership interest.

Third-quarter 1997 net earnings were ahead of the 1997 second quarter before special charges reflecting markets that are continuing to improve. Demand for most product lines is high, pricing continues to improve in many categories and industry inventories are lower in general due to good economic growth in the United States and overseas. Third-quarter 1997 earnings declined from the 1996 third quarter primarily due to lower prices for major paper and packaging products.

The components of consolidated earnings before and after special charges are presented in the following tables.

                                                                        1997
                                      ----------------------------------------------------------------------------
                                                      SECOND QUARTER                             NINE MONTHS
                                                  --------------------------              -------------------------
                                                   BEFORE              AFTER              BEFORE             AFTER
                                       FIRST      SPECIAL   SPECIAL   SPECIAL   THIRD     SPECIAL  SPECIAL  SPECIAL
                                       QUARTER    CHARGES   CHARGES   CHARGES   QUARTER   CHARGES  CHARGES  CHARGES
                                      ---------  ---------  -------  -------   --------  -------   -------  -------
Earnings Before Interest,
  Income Taxes and Minority
  Interest...........................   $  238    $  253    $ (685)   $ (432)   $  328    $  819   $ (685)   $ 134
Interest expense, net................     (130)     (125)               (125)     (120)     (375)             (375)
Income tax (provision) benefit.......      (40)      (40)      207       167       (71)     (151)     207       56
Minority interest expense,
  net of taxes.......................      (34)      (29)                (29)      (35)      (98)              (98)
                                          -----     -----     -----     -----     -----     -----    -----    -----
Net Earnings (Loss)..................   $   34    $   59    $ (478)   $ (419)   $  102    $  195   $ (478)   $(283)
                                          -----     -----     -----     -----     -----     -----    -----    -----
                                          -----     -----     -----     -----     -----     -----    -----    -----

                                       11

                                                                         1996
                                      ----------------------------------------------------------------------------
                                           FIRST QUARTER                                  NINE MONTHS
                                      -------------------------                      ---------------------------

                                      BEFORE              AFTER                      BEFORE                AFTER
                                     SPECIAL   SPECIAL   SPECIAL  SECOND    THIRD    SPECIAL    SPECIAL   SPECIAL
                                     CHARGES   CHARGES   CHARGES  QUARTER  QUARTER   CHARGES    CHARGES   CHARGES
                                    ---------  --------  ------- --------  -------  ---------  --------  --------
Earnings Before Interest,
  Income Taxes and Minority
  Interest..........................   $ 384    $  77    $ 461    $ 354    $ 363    $ 1,101      $  77   $ 1,178
Interest expense, net...............    (125)             (125)    (137)    (136)      (398)                (398)
Income tax provision................     (92)     (71)    (163)     (80)     (86)      (258)       (71)     (329)
Minority interest expense,
  net of taxes......................     (43)     (32)     (75)     (38)     (30)      (111)       (32)     (143)
                                        -----     ---      -----    -----    -----   --------     ------   ------
Net Earnings (Loss).................   $ 124    $ (26)   $  98    $  99    $  111    $  334      $ (26)  $   308
                                       -----      ---      -----    -----    -----   --------     ------   ------
                                       -----      ---      -----    -----    -----   --------     ------   ------


The consolidated results of operations include Federal Paper Board (Federal) since March 12, 1996. Federal contributed about 8% of consolidated net sales for the 1997 nine-month period. Operating results for Carter Holt Harvey, adjusted as necessary to conform with International Paper's classifications, are also included in each segment as applicable.

Printing Papers 1997 third-quarter net sales of $1.4 billion were about even with the 1996 third quarter and ahead of the 1997 second quarter. Net sales of $4.1 billion for the 1997 nine months were down slightly from the $4.2 billion reported in the comparable 1996 period. Operating profits for the 1997 third quarter were ahead of the 1997 second quarter and the 1996 third quarter reflecting higher prices for coated and uncoated paper. Also adding to earnings during the quarter were strong demand in Europe and higher pulp prices.

Packaging 1997 third-quarter net sales of $1.2 billion declined slightly from the 1997 second quarter and the 1996 third-quarter. Nine-month 1997 net sales of $3.7 billion were even with the comparable 1996 period. Third-quarter 1997 operating profits declined from the 1997 second quarter and the 1996 third quarter due to lower prices. Compared with the 1997 second quarter, results were off at Carter Holt Harvey because of weaker markets in New Zealand. Linerboard exports from the United States, are continuing at record levels. Overall, linerboard pricing has improved and we believe it should continue to do so reflecting lower inventory levels and strong demand. Corrugated box shipments approached record levels and pricing has begun to move upward, reflecting increased containerboard costs. Bleached board results were comparable to the previous quarter but were down from the 1996 third quarter.

Distribution net sales of $1.2 billion for the 1997 third quarter were about even with the 1996 third quarter and the 1997 second quarter. Nine-month net sales were $3.5 billion in 1997 and 1996. Operating profits for the 1997 third quarter were relatively stable compared with the 1997 second quarter and were down slightly from the 1996 third quarter.

Specialty Products 1997 third-quarter net sales were $860 million, ahead of 1996 third-quarter net sales of $845 million but below 1997 second-quarter net sales of $890 million. Net sales for the 1997 nine months were $2.6 billion, even with the 1996 nine month period. Third-quarter 1997 operating profits were down slightly from the 1997 second quarter as improvements in the Masonite, Decorative Products and Veratec businesses were offset by traditionally slower European sales for the Chemicals business. Operating profits for the 1997 third quarter were about even with the 1996 third quarter.

Forest Products 1997 third-quarter net sales were $720 million compared with $695 million for the 1996 third quarter and $680 million for the 1997 second quarter. Net sales were $2.0 billion for the 1997 and 1996 nine months. Operating profits increased significantly from the 1997 second quarter as a result of both higher harvest volumes and the completion of the first in a series of transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This initial transaction, covering approximately 25,000 acres, resulted in earnings before interest and taxes of $37 million. Also prices in the 1997 third quarter were higher than in the 1996 third quarter.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $779 million for the 1997 nine months compared with $1.2 billion in 1996. Lower earnings and higher working capital levels for the 1997 nine-month period were primarily responsible for the decline in cash provided by operations. Working capital increased $479 million in the 1997 nine-month period compared with an increase of $48 million in 1996. Receivables increased due to higher pricing and sales volumes for some product lines. The increase in inventories reflects seasonally higher purchased timber inventories and higher inventory balances at certain packaging and specialty businesses. The net decrease in accounts payable and accrued liabilities included payments of income tax liabilities. Noncash operating items for the 1997 nine months included a business improvement charge and a provision to add to the Company's legal reserves. Prior-year noncash operating items included the $77 million net impact of special items recorded in the 1996 first quarter.

Investments in capital projects totaled $706 million for the 1997 nine months compared with $944 million for the 1996 nine month period. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, are anticipated to be adequate to fund expected capital expenditures, which have been reduced to approximately $1.2 billion for 1997, about equal to expected 1997 depreciation expense.

Financing activities for the 1997 nine months included $63 million of net borrowing activities primarily consisting of issuances of short-term debt and repayments of long-term debt including the Federal Paper Board 10% debentures. Approximately $1.3 billion of short-term debt was issued and $1.4 billion of International Paper common stock was exchanged (35.4 million shares) to acquire the outstanding shares of Federal during the first quarter of 1996. Dividend payments totaled $226 million or $.75 per common share for the 1997 nine-month period compared with $215 million for the 1996 nine months. This change primarily reflects the increase in common shares outstanding due to the Federal merger in March of 1996.

SPECIAL CHARGES

In June 1997, a $535 million pretax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer meet financial or strategic objectives. The majority of the reserve related to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. Included in the reserve were costs to shut down or close the Woronoco, Mass. mill; three production lines at the Erie, Pa. mill (two lines shutdown to date); the de-inking pulp operation at the Lock Haven, Pa. mill; (shutdown complete) a higher-cost paper machine at the Moss Point, Miss. mill (shutdown complete); and two container plants in California. Also included were estimated losses on dispositions of the Imaging Products business (including the Anchor pressroom chemicals business); Papeteries de Lancey, a coated papers mill in France (sale completed); three multiwall kraft bag plants (sale completed); Veratec's InterSpun business; four low pressure laminates plants; two particleboard facilities; two medium density fiberboard facilities; and six Pluswood distribution centers.

The second-quarter business improvement charge included approximately $230 million for asset write-downs, $210 million for the estimated losses on the sales of businesses included in the reserve and $95 million for severance and other expenses. Annual improvement in earnings before interest and income taxes of approximately $100 million is expected by the end of 1998.

Also in June 1997, the Company recorded a $150 million pretax charge ($93 million after taxes or $0.31 per share) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves are adequate to cover any amounts to be paid pursuant to the proposed settlement, which is subject to Court approval.

During the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses, which resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments, $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which include severance costs and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and the remainder is being incurred in 1997.

MERGERS AND ACQUISITIONS

In September 1997, the Company acquired Merbok Formtec.

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

The results of Federal are included in the consolidated statement of earnings from March 12, 1996. As a result of the merger, Federal contributed about 8% of consolidated net sales for the 1997 nine months and between 2% and 13% for each of the components of consolidated costs and expenses. The consolidated balance sheets at September 30, 1997 and December 31, 1996 include the balances of Federal.

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

OTHER

Minority interest expense for the 1997 nine months decreased significantly from the comparable 1996 period due to the minority interestholders' share of the gain on the sale of a partnership interest that was recorded in the 1996 first quarter.

The effective income tax rate for the 1997 nine-month period was a 23% benefit compared with a 42% expense for the 1996 nine month period because of the impact of the special charges. The following table presents the components of pretax earnings and losses and the related income tax expense and benefit for each period.

                                                           1997                                  1996
                                       ---------------------------------------  ------------------------------------
                                          PRETAX        TAX                       PRETAX         TAX
                                         EARNINGS      EXPENSE      EFFECTIVE     EARNINGS      EXPENSE   EFFECTIVE
                                          (LOSS)      (BENEFIT)     TAX RATE       (LOSS)      (BENEFIT)   TAX RATE
                                       -----------  -----------  -------------  -----------  -----------  ----------
Before Special Charges..............   $     444    $     151            34%    $     703    $     258       37%
Business Improvement Charge.........        (535)        (150)           28%
Provision for Legal Reserve.........        (150)         (57)           38%
Restructuring and Asset
  Impairment Charge.................                                                 (515)        (153)      30%
Gain on Sale of Partnership
  Interest..........................                                                  592          224       38%
                                       ---------    ---------                   ---------    ---------
Total...............................   $    (241)   $     (56)           23%    $     780    $     329       42%
                                       ---------    ---------                   ---------    ---------
                                       ---------    ---------                   ---------    ---------


Both the business improvement charge and the restructuring and asset impairment charge included expenses that were not deductible for tax purposes. The effective tax rate on earnings before special charges for the 1997 nine months was 34% compared with 37% for the 1996 nine months. This decline was the result of changes in the mix of estimated earnings.

ITEM 3. OTHER FINANCIAL INFORMATION

                   Financial Information by Industry Segment
                                 (Unaudited)
                                (In millions)

NET SALES BY INDUSTRY SEGMENT


                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Printing Papers.........................................................  $   1,415  $   1,435  $   4,135  $   4,220
Packaging...............................................................      1,235      1,265      3,680      3,685
Distribution............................................................      1,205      1,175      3,485      3,515
Specialty Products......................................................        860        845      2,610      2,590
Forest Products.........................................................        720        695      2,005      1,965
Less: Intersegment Sales................................................       (316)      (307)      (900)      (976)
                                                                          ---------  ---------  ---------  ---------
Net Sales...............................................................  $   5,119  $   5,108  $  15,015  $  14,999
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------


PRODUCTION BY PRODUCTS

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ----------------------------  --------------------------
                                                                     1997 (D)     1996 (D) (F)     1997 (D)     1996 (E)(F)
                                                                    -----------  ---------------  -----------  -------------
Printing Papers (In thousands of tons)
 White Papers and Bristols........................................         999           1038           3,004        2,850
 Coated Papers....................................................         316            292             960          792
 Market Pulp (A)..................................................         558            537           1,659        1,437
 Newsprint........................................................          23             27              63           73
Packaging (In thousands of tons)
 Containerboard...................................................         773            724           2,170        2,033
 Bleached Packaging Board.........................................         543            507           1,634        1,381
 Industrial Papers................................................         175            181             514          496
 Industrial and Consumer Packaging (B)............................         850            839           2,554        2,470
Specialty Products (In thousands of tons)
 Tissue...........................................................          39             29             110           82
Forest Products (In millions)
 Panels (sq. ft. 3/8" basis) (C)..................................         387            322           1,057          886
 Lumber (board feet)..............................................         572            509           1,598        1,307
 MDF (sq. ft. 3/4" basis).........................................          48             71             154          209
 Particleboard (sq. ft. 3/4" basis)...............................          46             49             138          143

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MASONITE





As previously reported on Forms 10-K and 10-Q, a lawsuit which had been certified as a nationwide class action was filed against the Company and its wholly owned subsidiary, Masonite Corporation, on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama. The lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It further alleged that the presence of moisture in turn causes the failure of the structure underneath. In August 1996, the single issue of product defect was tried to a jury and they returned a split decision, finding partly for the plaintiffs and partly for Masonite. The jury was not asked to determine any other liability issues, causation or damages. In July 1997, the Company and Masonite entered into an agreement with counsel for the class providing for settlement of the case. On November 2, 1997, the parties commenced the process of notifying class members of the settlement of the case, the terms of the proposed settlement and their rights. Pursuant to a Settlement Notice Plan approved by the Court, notice in various forms has and will be provided in the media and directly to known class members. The Court approved notice period will continue until December 31, 1997. A hearing to determine the fairness of the settlement is scheduled for January 14, 1998. The settlement permits class members to make claims concerning damage associated with their siding, after which their homes will be inspected to determine whether, pursuant to the terms of the settlement, they are entitled to compensation. The settlement agreement also provides for payment by the defendants of certain costs of administering the settlement and attorneys fees of the plaintiffs. The costs of the proposed settlement are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                          PART II. OTHER INFORMATION

                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (11) Statement of Computation of Per Share Earnings
    (12) Computation of Ratio of Earnings to Fixed Charges
    (27) Financial Data Schedule

(b) Reports on Form 8-K
    No current reports on Form 8-K have been filed during the quarter for which this report is filed, except those previously reported in the second-quarter report on Form 10-Q for the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         INTERNATIONAL PAPER COMPANY
                                (Registrant)


Date: November 14, 1997                   By /s/ MARIANNE M. PARRS
                                             ---------------------
                                             Marianne M. Parrs
                                             Senior Vice President
                                             and Chief Financial Officer



Date: November 14, 1997                  By /s/ ANDREW R. LESSIN
                                            ---------------------
                                            Andrew R.Lessin
                                            Vice President, Controller and
                                            Chief Accounting Officer