Form 10-K
period 1997-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1998-03-30
CIK 51434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1997               COMMISSION FILE NO. 1-3157
                            ------------------------

                          INTERNATIONAL PAPER COMPANY
              (Exact name of Company as specified in its charter)

               NEW YORK                               13-0872805
   (State or other jurisdiction of                 (I.R.S. Employee
    incorporation or organization)               Identification No.)

                            TWO MANHATTANVILLE ROAD,
                                 PURCHASE, N.Y.
                    (Address of principal executive offices)
                                     10577
                                   (Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                         NAME OF EACH
                                                                          EXCHANGE ON
TITLE OF EACH CLASS                                                    WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
Cumulative $4 Preferred Stock, without par value                    New York Stock Exchange
Common Stock, $1 per share par value                                New York Stock Exchange
5 1/8% Debentures due 2012

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

    THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE COMPANY OUTSTANDING AS OF FEBRUARY 27, 1998, HELD BY NON-AFFILIATES OF THE COMPANY WAS $14,043,803,601, CALCULATED ON THE BASIS OF THE CLOSING PRICE ON THE COMPOSITE TAPE ON FEBRUARY 27, 1998. FOR THIS COMPUTATION, THE COMPANY HAS EXCLUDED THE MARKET VALUE OF ALL COMMON STOCK BENEFICIALLY OWNED BY ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AND THEIR ASSOCIATES AS A GROUP AND TREASURY STOCK. SUCH EXCLUSION IS NOT TO SIGNIFY IN ANY WAY THAT MEMBERS OF THIS GROUP ARE "AFFILIATES" OF THE COMPANY.

    THE NUMBER OF SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, AS OF FEBRUARY 27, 1998:

             OUTSTANDING                            IN TREASURY
             302,924,867                              570,745

    The following documents are incorporated by reference into the parts of this report indicated below:

1997 ANNUAL REPORT TO SHAREHOLDERS                              PARTS I, II AND IV
(INSIDE FRONT COVER AND PAGES 4 THROUGH
 50)
PROXY STATEMENT, DATED MARCH 30, 1998                                     PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    International Paper Company, (referred to subsequently as the "Company" or "International Paper") a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a global paper and forest products company that produces printing and writing papers, pulp, tissue, paperboard and packaging and wood products. It also manufactures nonwovens; specialty chemicals; and specialty panels and laminated products. The Company's primary markets and manufacturing and distribution operations are in the United States, Europe and the Pacific Rim.

    In the United States at December 31, 1997, the Company operated 26 pulp, paper and packaging mills, 59 converting and packaging plants, 32 wood products facilities, 13 specialty panels and laminated products plants, 6 nonwoven products facilities, and 6 specialty chemicals plants. Production facilities at December 31, 1997 in Europe, Asia, Latin America and Canada included 13 pulp, paper and packaging mills, 33 converting and packaging plants, one wood products plant, 5 specialty panels and laminated products plants, 2 nonwoven products facilities, and 5 specialty chemicals plants. The Company distributes printing, packaging, graphic arts and industrial supply products, primarily manufactured by other companies, through over 300 distribution branches located primarily in the United States, and also engages in oil and gas and real estate activities in the United States. At December 31, 1997, the Company controlled approximately
6.3 million acres of forestlands in the United States.

    Through its acquisition of Carter Holt Harvey, the Company, primarily in New Zealand and Australia, operates 6 mills producing pulp, paper, packaging and tissue products, 26 converting and packaging facilities, 53 wood products manufacturing and distribution facilities, and 8 building products plants. Carter Holt Harvey distributes paper and packaging products through 20 distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey controls approximately 845,000 acres of forestlands.

    In September 1997 the Company acquired Merbok Formtec, a company that has pioneered the development of doorfacing products through postforming medium density fiberboard. In November 1997, the stock of Taussig Graphics Supply, Inc., was acquired.

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

    In August 1996 the Company acquired Forchem, a tall oil and turpentine processor in Finland. In September 1996 Carter Holt Harvey, a consolidated subsidiary, acquired Forwood Products, the timber processing business of the South Australian government.

    In late April 1995 the Company acquired approximately 26% of Carter Holt Harvey, a New Zealand-based forest and paper products company for $1.1 billion. The acquisition increased International Paper's ownership to just over 50%. As a result, Carter Holt Harvey was consolidated into International Paper's financial statements beginning on May 1, 1995. Prior to this date the equity accounting method was utilized.

    In January 1995 the assets of both Seaman-Patrick and Carpenter Paper Companies, two Michigan-based paper distribution companies, were acquired by issuing approximately 988,000 shares of common stock. In September, Micarta, the South Carolina-based high-pressure laminates business of Westinghouse, was acquired. In October, the Company purchased the inks and adhesives resin business of DSM located in Niort, France.

    All of the 1997, 1996 and 1995 acquisitions were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

    A further discussion of mergers and acquisitions can be found on pages 26, 27 and 39 of the Annual Report, which information is incorporated herein by reference.

    From 1991 through 1997, International Paper's capital expenditures approximated $8.7 billion, excluding mergers and acquisitions. These expenditures reflect the continuing efforts to improve product quality and environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1997 was approximately $1.1 billion and is budgeted to be approximately $1.1 billion in 1998. A further discussion of capital expenditures can be found on page 26 of the Annual Report, which information is incorporated herein by reference.

    The Company, primarily through its majority-owned subsidiary, IP Timberlands, Ltd. ("IPT"), a Texas limited partnership, controlled approximately
6.3 million acres of forestlands in the United States at December 31, 1997. IPT controlled approximately 5.6 million acres of forestlands in the United States at December 31, 1997. IPT was formed to succeed to substantially all of International Paper's forestlands business for the period 1985 through 2035 unless earlier terminated. Through its ownership of Carter Holt Harvey, International Paper controls approximately 845,000 acres of forestlands in New Zealand.

    In June 1997, a $535 million pre-tax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer meet financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses included in the reserve and $95 million for severance and other expenses. Approximately $28 million of these costs were incurred in 1997. The majority of the reserve relates to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. Annual improvement in earnings before interest and income taxes of approximately $100 million is expected by the end of 1998. A further discussion of restructuring activities can be found on pages 22 and 23 of the Annual Report, which information is incorporated herein by reference.

    Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly owned subsidiary, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves are adequate to cover any amounts to be paid pursuant to the proposed settlement, which is now final. For a further discussion of the Masonite legal settlement, see pages 28, 40 and 42 of the Annual Report, which information is incorporated herein by reference.

    In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes or $.26 per share) was recorded for anticipated losses associated with the sale of the remaining imaging businesses.

    On March 29, 1996, IPT completed the sale of a 98% general partnership interest in a subsidiary partnership that owns approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense or $1.25 per share). IPT and International Paper retained nonoperating interests in the partnership. In December 1997, these retained interests were redeemed, and a related debt guaranty was released resulting in a pre-tax gain of $170 million ($97 million after taxes and minority interest expense or $.32 per share).

    Also in the first quarter of 1996, the Company's Board of Directors authorized a series of management actions to restructure and strengthen existing businesses that resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes or $1.35 per share). The charge included $305 million for the write-off of certain assets, $100 million for asset impairments (related to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"), $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases. Accruals for one-time cash costs, which included severance and other expenses, totaled $110 million. Approximately $34 million of these costs were incurred in 1996 and substantially all of the remainder was spent in 1997.

    In the fourth quarter of 1996, the Company recorded a $165 million pre-tax charge ($105 million after taxes or $.35 per share) for the write-down of its investment in Scitex, a company that markets digital communication products, and to record its share of a restructuring charge announced by Scitex in November 1996.

    On March 10, 1998, IP Forest Resources Company, a subsidiary of International Paper, announced that it will exercise its right to purchase all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands Ltd on March 25, 1998 for a purchase price of $13.6325 per unit.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

    The financial information concerning segments is set forth on pages 22 through 26 and 32 of the Annual Report, which information is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

    The financial information concerning international and domestic operations and export sales is set forth on page 31 of the Annual Report, which information is incorporated herein by reference.

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

    Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 22 through 30 of the Annual Report, which information is incorporated herein by reference.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

    The Company's principal products are described on pages 4 through 8 of the Annual Report, which information is incorporated herein by reference.

    Production of major products for 1997, 1996 and 1995 was as follows:

                             PRODUCTION BY PRODUCTS
                                  (UNAUDITED)

                                                                                      1997(F)     1996(D,F)    1995(E,F)
                                                                                    -----------  -----------  -----------
Printing Papers (in thousands of tons)
  Business Papers.................................................................       3,986        3,875        3,432
  Coated Papers...................................................................       1,304        1,089        1,136
  Market Pulp(A)..................................................................       2,148        2,007        1,733
  Newsprint.......................................................................          86           94           91
Packaging (in thousands of tons)
  Containerboard..................................................................       2,945        2,702        2,387
  Bleached Packaging Board........................................................       2,191        1,885        1,167
  Industrial Papers...............................................................         691          667          653
  Industrial and Consumer Packaging(B)............................................       3,379        3,313        2,952
Specialty Products (in thousands of tons)
  Tissue..........................................................................         147          126           68
Forest Products (in millions)
  Panels (sq. ft. 3/8"-basis)(C)..................................................       1,445        1,242          936
  Lumber (board feet).............................................................       2,153        1,815        1,104
  MDF (sq. ft. 3/4"-basis)........................................................         204          285          263
  Particleboard (sq. ft. 3/4"-basis)..............................................         188          192          182

------------------------

(A) This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

(D) Includes Federal Paper Board from March 12, 1996, and Carter Holt Harvey for a full year.

(E) Includes amounts for Carter Holt Harvey as applicable since May 1, 1995.

(F) Certain reclassifications and adjustments have been made to current- and prior-year amounts.

RESEARCH AND DEVELOPMENT

    The Company operates research and development centers at Sterling Forest, New York; metropolitan Cincinnati, Ohio; Panama City, Florida; Erie, Pennsylvania; Kaukauna, Wisconsin; Binghamton, New York; South Walpole, Massachusetts; St. Charles, Illinois; Holyoke, Massachusetts; Odenton, Maryland; Morley, United Kingdom; Munich, Germany; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvement of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $99.9 million in 1997, $112.5 million in 1996 and $110.8 million in 1995.

ENVIRONMENTAL PROTECTION

    Controlling pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment, making continual improvements in environmental performance and achieving 100% compliance with applicable laws and regulations are continuing objectives of the Company. The Company has invested substantial funds to modify facilities to assure compliance, and plans to make substantial capital expenditures for this purpose in the future.

    A total of $90 million was spent in 1997 to control environmental releases into the air and water and to assure environmentally sound disposal of solid and hazardous waste. The Company expects to spend approximately $105 million in 1998 for similar capital programs. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations, changes in legal requirements and changes in environmental concerns. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 1999 through 2000 is approximately $350 million.

    In November 1997, the United States Environmental Protection Agency ("EPA") published on the internet new pulp and paper mill standards for air emissions and water discharges to be met three to eight years after final promulgation (the "Cluster Regulations"). Final promulgation will occur when the regulations are published in the Federal Register which is expected to occur in April of 1998. The estimated spending for 1998 through 2000 includes the cost of these regulations as well as other environmental projects. The Company has spent $145 million over the last four years to convert 13 of its U.S. and European bleached mills to Elemental Chlorine Free ("ECF") pulping, one of the requirements of the Cluster Regulations, and for certain other environmental projects related to the Cluster Regulations. Two former Federal Paperboard mills will be converted to ECF pulping in 1998. The additional cost related to the Cluster Regulations for the three years 1998 to 2000 is estimated to be $230 million. Projected costs for the following five years are $180 million. The final cost depends on the outcome of Cluster water regulations for pulp and paper subcategories other than bleached papergrade kraft. Regulations for these subcategories are not likely to become final until late 1999 or 2000.

    The Company now estimates that annual operating costs, excluding depreciation, will increase approximately $20 million when these regulations are fully implemented.

    The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology to enable it to keep costs for compliance with environmental regulations, at, or below, industry averages.

    A further discussion of environmental issues can be found on page 28 of the Annual Report, which information is incorporated herein by reference.

    Additional information is available in the Company's annual environmental health and safety report published in October of 1997.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 82,000 employees, of whom approximately 54,000 were located in the United States and the remainder overseas. Of the domestic employees, approximately 37,000 are hourly employees, approximately 17,000 of whom are represented by the United Paperworkers International Union.

    During 1997, new labor agreements were reached at the following mills:
Augusta, Sprague, Gardiner, Mobile, Riverdale, Oswego, Millers Falls and Vicksburg. During 1998, labor agreements are scheduled to be negotiated at the Louisiana, Moss Point and Pine Bluff mills, and in 1999, the Erie Mill.

    During 1997, labor agreements expired in seven packaging plants and two distribution operations. New labor agreements were negotiated at each location, except three packaging plants where negotiations were still in progress at year end; one additional packaging plant has a contract open from a previous year.

RAW MATERIALS

    For information as to the sources and availability of raw materials essential to the Company's business, see Item 2 "PROPERTIES."

ITEM 2. PROPERTIES

FORESTLANDS

    The principal raw material used by International Paper is wood in various forms. At December 31, 1997, the Company controlled approximately 6.3 million acres of forestlands in the United States. Of this acreage, IP Timberlands, Ltd. ("IPT"), a limited partnership in which the Company has a majority ownership interest, controlled approximately 5.6 million acres of forestlands in the U.S. An additional 845,000 acres of forestlands in New Zealand are held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

    During 1997, the U.S. forestlands supplied 2.4 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its mills and forest products facilities: 13% in its Northern mills, 21% in its Southern mills and none in its Western mill. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, 3.9 million cords of wood were sold to other users in 1997. In November 1994, the Company adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

    A listing of the Company's production facilities can be found in Appendix I hereto, which information is incorporated herein by reference.

    The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. The Company continues to study the economics of modernizing or adopting other alternatives for higher cost facilities. Further discussions of new mill and plant projects can be found on pages 26 and 27 of the Annual Report, which information is incorporated herein by reference.

CAPITAL INVESTMENTS AND DISPOSITIONS

    Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1998, dispositions, and restructuring activities as of December 31, 1997 are set forth on pages 22, 23, 26 and 40 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

MASONITE LITIGATION

    A lawsuit which was certified as a nationwide class action and was filed against the Company and Masonite Corporation, a wholly owned subsidiary of the Company, ("Masonite"), on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama has been settled. This lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It alleged further that the presence of moisture in turn causes the failure of the structure underneath the siding. The class consists of all owners of homes in the United States having Masonite hardboard siding incorporated into buildings between 1980 and January 15, 1988. It is impossible to know how many homes have this siding, but it is estimated that there are between three and four million. As previously reported, a Phase I trial was conducted in August and September of 1996 to determine the sole issue of inherent product defect. The jury, in attempting to apply the various laws of all the states on a nationwide basis, returned a mixed decision that found in favor of the Company and Masonite in some jurisdictions and in favor of the plaintiffs in other jurisdictions. As also previously reported, a Phase II trial was set for July 14, 1997, on the remaining issues in the case. The Phase II trial was not conducted owing to the settlement.

    Final approval of the settlement was granted by the Mobile County Circuit Court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the requirements of the settlement agreement on a claims-made basis for a period of seven years for those having Masonite hardboard siding manufactured between 1980 and 1989 and for a period of ten years for those having Masonite hardboard siding manufactured between 1990 and January 15, 1998, with certain specified deductions based on years of use. The settlement also provides for the payment of attorneys' fees equaling fifteen percent of settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs. While the total cost of the settlement is not presently known with certainty, it is believed that this settlement will not have a material adverse effect on the Company's consolidated financial position or results of operation. The Company and Masonite have the right, in their sole discretion, to terminate this settlement after seven years from the date of final approval.

OTHER LITIGATION

    As of March 30, 1998, there were no other pending judicial proceedings brought by governmental authorities against the Company for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 73 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or DE MINIMIS liability with respect to 17 of these sites; that liability is not likely to be significant at 45 sites; and that estimates of liability at 11 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

    The Company's majority-owned subsidiary, Carter Holt Harvey, has an indirect shareholding of 30.05% in Chile's largest industrial company, COPEC. This shareholding is held through Carter Holt Harvey's joint venture in Los Andes with Inversiones Socoroma S.A., a Chilean investment company ("Socoroma"). In late 1993, Carter Holt Harvey commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey's subsidiary and Socoroma. One such action, challenging the validity of the by-laws of Los Andes, is still pending. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey from Los Andes at a price which is less than the carrying value. The decision of the arbitrator is expected in the first quarter of 1998. Although the Company believes that the eventual resolution of this Carter Holt Harvey litigation should not have a material adverse effect on the Company, the actual resolution of each of these actions cannot be predicted because of the uncertainties involved in the litigation and arbitration proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                              AS OF MARCH 30, 1998
             INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD(1) AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

    John T. Dillon, 59, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995 when he assumed the position of president and chief operating officer.

    C. Wesley Smith, 58, executive vice president-printing papers since 1992. Prior thereto he was president-International Paper Europe from 1989.

    W. Michael Amick, 57, executive vice president-forest products and industrial packaging. He was vice president and group executive-specialty industrial papers from 1988 to 1992, when he became president-International Paper-Europe. He assumed his current position in February 1996.

    James P. Melican, Jr., 57, executive vice president-legal and external affairs. He assumed his current position in 1991.

    David W. Oskin, 55, executive vice president, consumer packaging and specialty industrial papers since 1995. He held the position of senior vice president from 1988 to 1992, when he became the chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand until his current position.

    Milan J. Turk, 59, executive vice president, specialty businesses. He was vice president and group executive-specialty products from 1990 until 1993, when he became senior vice president-specialty products. He assumed his current position in February, 1996.

    Robert M. Byrnes, 60, senior vice president, human resources since 1989.

    Thomas E. Costello, 58, senior vice president-distribution businesses since March 1997. Prior to that he was president-ResourceNet International, the Company's distribution business since 1991.

    Douglas B. Fox, 50, senior vice president, marketing since 1997. He was president and chief operating officer of Landmark Communication from 1994 to 1995; and was an executive with The Times Mirror Company from 1987 to 1994, holding a variety of positions of increasing responsibility, including president and chief operating officer of Newsday/New York Newsday.

    Marianne M. Parrs, 54, senior vice president and chief financial officer since 1995. She was controller-printing papers from 1985 to 1993 and then held the position of staff vice president-tax until 1995.

    Andrew R. Lessin, 55, vice president and controller since 1995. Prior thereto he was the controller since 1990.

    William B. Lytton, 49, vice president and general counsel. He was vice president and general counsel for GE Aerospace from 1990 to 1993; vice president and associate general counsel for Martin Marietta from 1993 to 1995; and vice president and general counsel for Lockheed Martin Electronics from 1995 to 1996. He assumed his current position in 1996.

------------------------

(1) Executive officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

    Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1997 and 1996 are set forth on page 50 of the Annual Report and are incorporated herein by reference.

    As of March 20, 1998, there were 32,384 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The comparative columnar table showing selected financial data for the Company is set forth on pages 48 and 49 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's review and comments on the consolidated financial statements are set forth on pages 22 through 30 of the Annual Report and are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are set forth on pages 29 and 30 of the Annual Report and are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 33 through 47 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors of the Company and their business experience are set forth on pages 8 through 11 of the Company's Notice of 1998 Annual Meeting and Proxy Statement, dated March 30, 1998 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I of this report under "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    A description of the compensation of the Company's executive officers is set forth on pages 14 through 17 and 20 through 27 of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the following:

STATE STREET BANK & TRUST CO., N.A.                          25,003,206      8.3%

    As of December 31, 1997, State Street Bank & Trust Co., N.A. holds such shares as the independent trustee in trust funds for employee savings, thrift, and similar employee benefit plans of the Company and its subsidiaries ("Company Trust Funds"). In addition, State Street Bank & Trust Co., N.A. is trustee for various third party trusts and employee benefit plans and is an Investment Advisor. As a result of its holdings in all capacities, State Street Bank & Trust Co., N.A. is the record holder of 24,628,312 shares of common stock of the Company. The trustee disclaims beneficial ownership of all such shares except 3,530,000 shares of which it has sole power to dispose or to direct the disposition. The common stock held by the Company Trust Funds is allocated to participants' accounts and such stock or the cash equivalent will be distributed to participants upon termination of employment or pursuant to withdrawal rights. The trustee votes the shares of common stock held in the Company Trust Funds in accordance with the instructions of the participants; shares for which no instructions are received are voted proportionately to those shares voted by participants.

MERRILL LYNCH, PIERCE, FENNER
  & SMITH, INCORPORATED                                      20,601,662      6.8%

    As of January 31, 1998, Merrill Lynch & Co., Inc. is a parent holding company and a broker-dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Act"). They, or subsidiaries, hold these shares primarily as sponsor to various registered investment companies, but disclaim beneficial ownership thereof other than certain of which are held in proprietary accounts.

THE CAPITAL GROUP COMPANIES, INC.                            18,150,000      6.0%

    As of December 31, 1997, the Capital Group Companies, Inc. holds such shares as the parent holding company of a group of investment management companies (including Capital Research and Management Company). The Capital Group Companies, Inc. does not have investment power or voting power over any of the securities reported here; however, The Capital Group Companies, Inc. may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Act. Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of these shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

COMMON STOCK HELD BY DIRECTORS AND DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP                                        1,555,691      0.51%

    The table showing ownership of the Company's common stock held by directors and by directors and executive officers as a group is set forth on page 6 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None, other than those described under Item 11. It is noted that in June 1997, the Company sold 825 acres of land near Killington, Vermont to the Conservation Fund for later disposition to the State of Vermont for conservation and recreational use. The sale price was $424,875 which was the market value of the land. Mr. Noonan, a director of the Company, is chairman and chief executive officer of the Conservation Fund.

                          FORWARD-LOOKING INFORMATION

    THIS 1997 ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING PROJECTED IMPROVEMENT IN EARNINGS AT INTERNATIONAL PAPER. ACTUAL RESULTS MAY DIFFER BASED PRIMARILY ON OVERALL DEMAND AND WHETHER PRICE INCREASES FOR VARIOUS PAPER AND PACKAGING PRODUCTS CAN BE REALIZED IN 1998, AND WHETHER ANTICIPATED SAVINGS FROM RESTRUCTURING, THE BUSINESS IMPROVEMENT PROGRAM AND OTHER INITIATIVES ARE ACHIEVED. THIS ANNUAL REPORT ALSO INCLUDES CONCLUSIONS AS TO VALUE AT RISK ASSOCIATED WITH FINANCIAL INSTRUMENTS. RESULTS MAY DIFFER BASED ON ACTUAL MOVEMENTS IN INTEREST AND CURRENCY EXCHANGE RATES.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS:
---------------------------------------------

(11)                                           Statement of Computation of Per Share
                                               Earnings
(12)                                           Computation of Ratio of Earnings to Fixed
                                               Charges
(13)                                           1997 Annual Report to Shareholders of the
                                               Company
(21)                                           List of Significant Subsidiaries
(22)                                           Proxy Statement, dated March 30, 1998
(23)                                           Consent of Independent Public Accountants
(24)                                           Power of Attorney
(27)                                           Financial Data Schedule
(99)                                           Management Incentive Plan dated January 1,
                                               1998.

REPORTS ON FORM 8-K

    A Current Report on Form 8-K was filed by the Company on January 13, 1998, and on January 20, 1998.

FINANCIAL STATEMENT SCHEDULES

    The consolidated balance sheets as of December 31, 1997 and 1996 and the related consolidated statements of earnings, cash flows and common shareholders' equity for each of the three years ended December 31, 1997 and the related Notes to Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 6, 1998, appearing on pages 33 through 47 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 2 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1997, 1996 AND 1995

Report of Independent Public Accountants on Financial Statement Schedule...............         14
Consolidated Schedule:
  II--Valuation and Qualifying Accounts................................................         15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To International Paper Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, NY
February 6, 1998

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                                                                          FOR YEAR ENDED DECEMBER 31, 1997
                                                    -----------------------------------------------------------------------------
                                                                                                                        BALANCE
                                                     BALANCE AT       ADDITIONS          ADDITIONS       DEDUCTIONS     AT END
                                                      BEGINNING      CHARGED TO         CHARGED TO          FROM          OF
DESCRIPTION                                           OF PERIOD       EARNINGS        OTHER ACCOUNTS      RESERVES      PERIOD
--------------------------------------------------  -------------  ---------------  -------------------  -----------  -----------
Reserves Applied Against Specific Assets Shown on
  Balance Sheet:
Doubtful accounts-current.........................    $     101       $      22          $       0        $ (30)(A)    $      93
                                                                                                --
                                                                                                --
                                                          -----             ---                          -----------       -----
                                                          -----             ---                          -----------       -----


                                                                          FOR YEAR ENDED DECEMBER 31, 1996
                                                    -----------------------------------------------------------------------------
                                                                                                                        BALANCE
                                                     BALANCE AT       ADDITIONS          ADDITIONS       DEDUCTIONS     AT END
                                                      BEGINNING      CHARGED TO         CHARGED TO          FROM          OF
DESCRIPTION                                           OF PERIOD       EARNINGS        OTHER ACCOUNTS      RESERVES      PERIOD
--------------------------------------------------  -------------  ---------------  -------------------  -----------  -----------
Reserves Applied Against Specific Assets Shown on
  Balance Sheet:
Doubtful accounts-current.........................    $     101       $      22          $       0        $ (22)(A)    $     101
                                                                                                --
                                                                                                --
                                                          -----             ---                          -----------       -----
                                                          -----             ---                          -----------       -----

                                                                          FOR YEAR ENDED DECEMBER 31, 1995
                                                    -----------------------------------------------------------------------------
                                                                                                                        BALANCE
                                                     BALANCE AT       ADDITIONS          ADDITIONS       DEDUCTIONS     AT END
                                                      BEGINNING      CHARGED TO         CHARGED TO          FROM          OF
DESCRIPTION                                           OF PERIOD       EARNINGS        OTHER ACCOUNTS      RESERVES      PERIOD
--------------------------------------------------  -------------  ---------------  -------------------  -----------  -----------
Reserves Applied Against Specific Assets Shown on
  Balance Sheet:
Doubtful accounts-current.........................    $      97       $      25          $       0        $ (21)(A)    $     101
                                                                                                --
                                                                                                --
                                                          -----             ---                          -----------       -----
                                                          -----             ---                          -----------       -----

------------------------

(A) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL PAPER COMPANY

                                By:             /s/ JAMES W. GUEDRY
                                     -----------------------------------------
                                                  James W. Guedry
                                            VICE PRESIDENT AND SECRETARY

March 30, 1998

    Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

        JOHN T. DILLON          Chairman of the Board,
------------------------------    Chief Executive Officer     March 30, 1998
       (John T. Dillon)           and Director

       C. WESLEY SMITH*
------------------------------  Executive Vice President      March 30, 1998
      (C. Wesley Smith)           and Director

       PETER I. BIJUR*
------------------------------  Director                      March 30, 1998
       (Peter I. Bijur)

     WILLARD C. BUTCHER*
------------------------------  Director                      March 30, 1998
     (Willard C. Butcher)

       ROBERT J. EATON*
------------------------------  Director                      March 30, 1998
      (Robert J. Eaton)

       JOHN A. GEORGES*
------------------------------  Director                      March 30, 1998
      (John A. Georges)

      THOMAS C. GRAHAM*
------------------------------  Director                      March 30, 1998
      (Thomas C. Graham)

       JOHN R. KENNEDY*
------------------------------  Director                      March 30, 1998
      (John R. Kennedy)

      DONALD F. MCHENRY*
------------------------------  Director                      March 30, 1998
     (Donald F. McHenry)

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
      PATRICK F. NOONAN*
------------------------------  Director                      March 30, 1998
     (Patrick F. Noonan)

      JANE C. PFEIFFER*
------------------------------  Director                      March 30, 1998
      (Jane C. Pfeiffer)

    EDMUND T. PRATT, JR.*
------------------------------  Director                      March 30, 1998
    (Edmund T. Pratt, Jr.)

     CHARLES R. SHOEMATE*
------------------------------  Director                      March 30, 1998
    (Charles R. Shoemate)

      MARIANNE M. PARRS
------------------------------  Senior Vice President and     March 30, 1998
     (Marianne M. Parrs)          Chief Financial Officer

       ANDREW R. LESSIN         Vice President and
------------------------------    Controller and              March 30, 1998
      (Andrew R. Lessin)          Chief Accounting Officer

*By:       JAMES W. GUEDRY
      -------------------------
          (James W. Guedry)
         (ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1997 LISTING OF FACILITIES

PRINTING PAPERS

BUSINESS PAPERS, COATED
  PAPERS AND PULP

  DOMESTIC:

    Mobile, Alabama
    Selma, Alabama
      (Riverdale Mill)
    Camden, Arkansas
    Pine Bluff, Arkansas
    Augusta, Georgia
    Bastrop, Louisiana
      (Louisiana Mill)
    Springhill, Louisiana
      (C & D Center)
    Jay, Maine
      (Androscoggin Mill)
    Hazelton, Pennsylvania
      (C & D Center)
    Sturgis, Michigan
      (C & D Center)
    Ontario, California
      (C & D Center)
    Wilmington, North Carolina
      (Reclaim Center)
    Saybrook, Ohio
      (C & D Center)
    Millers Falls, Massachusetts
    West Springfield, Massachusetts
    Westfield, Massachusetts
      (C & D Center)
    Moss Point, Mississippi
    Natchez, Mississippi
    Corinth, New York
      (Hudson River Mill)
    Ticonderoga, New York
    Riegelwood, North Carolina
    Hamilton, Ohio
    Erie, Pennsylvania
    Lock Haven, Pennsylvania
    Georgetown, South Carolina
    Texarkana, Texas

  INTERNATIONAL:

    Clermont-Ferrand, France
      (Corimex Mill)
    Docelles, France
      (Lana Mill)
    Grenoble, France
      (Pont De Claix Mill)
    Maresquel, France
    Saillat, France
    Saint Die, France
      (Anould Mill)
    Strasbourg, France
      (La Robertsau Mill)
    Bergisch Gladbach, Germany
      (Gorhrsmuhle Mill)
    Duren, Germany
      (Reflex Mill)
    Kinleith, New Zealand
    Mataura, New Zealand
    Kwidzyn, Poland
    Inverurie, Scotland

PACKAGING
CONTAINERBOARD

  DOMESTIC:

    Mansfield, Louisiana
    Pineville, Louisiana
    Vicksburg, Mississippi
    Oswego, New York
    Gardiner, Oregon

  INTERNATIONAL:

Arles, France
Kinleith, New Zealand
Penrose, New Zealand

CORRUGATED CONTAINER
  DOMESTIC:

    Mobile, Alabama
    Fordyce, Arkansas
    Russellville, Arkansas
    Carson, California
    Modesto, California
    Putnam, Connecticut
    Auburndale, Florida
    Chicago, Illinois
    Shreveport, Louisiana
    Springhill, Louisiana
    Detroit, Michigan
    Minneapolis, Minnesota
    Geneva, New York
    Statesville, North Carolina
    Cincinnati, Ohio
    Wooster, Ohio
    Mount Carmel, Pennsylvania
    Georgetown, South Carolina
    Nashville, Tennessee
    Dallas, Texas
    Edinburg, Texas
    El Paso, Texas
    Delavan, Wisconsin
    Fond du Lac, Wisconsin

  INTERNATIONAL:

    Las Palmas, Canary Islands
    Suva, Fiji
    Arles, France
    Chalon-sur-Saone, France
    Chantilly, France
    Creil, France
    LePuy, France
    Mortagne, France
    Guadeloupe, French West
      Indies
    Bellusco, Italy
    Catania, Italy
    Pedemonte, Italy
    Pomezia, Italy
    San Felice, Italy
    Auckland, New Zealand
    Christchurch, New Zealand
    Hamilton, New Zealand
    Hastings, New Zealand
    Levin, New Zealand
    Barcelona, Spain
    Bilbao, Spain
    Valladolid, Spain
    Thrapston, United Kingdom
    Winsford, United Kingdom
    Fiber Converting Plant
      Auckland, New Zealand

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

  INTERNATIONAL:

    Itu, Brazil
    Edmonton, Alberta, Canada
    London, Ontario, Canada
    Longueuil, Quebec, Canada
    Shanghai, China
    San Salvador, El Salvador
    Santiago, Dominican Republic
    St. Priest, France
    Kingston, Jamaica
    Hyogo, Japan
    Seoul, Korea
    Taipei, Taiwan
    Caracas, Venezuela

IMPERIAL BONDWARE

    Visalia, California
    Shelbyville, Illinois
    Kenton, Ohio
    Menomonee Falls, Wisconsin

FOLDING CARTON AND RETAIL BAG
  DOMESTIC:

    Mobile, Alabama
    La Grange, Georgia
    Thomaston, Georgia
    Clinton, Iowa
    Hopkinsville, Kentucky
    Hendersonville, North Carolina
    Wilmington, North Carolina
    Cincinnati, Ohio
    Jackson, Tennessee
    Richmond, Virginia

  INTERNATIONAL:

    Auckland, New Zealand
    Christchurch, New Zealand
    Palmerston North,
      New Zealand

LABEL

  Bowling Green, Kentucky

KRAFT PAPER

  Mobile, Alabama
  Camden, Arkansas

MULTIWALL BAGS

  INTERNATIONAL:

    Auckland, New Zealand

PLASTIC PACKAGING
  DOMESTIC:

    Janesville, Wisconsin

  INTERNATIONAL:

    Santiago, Chile
    Albany, New Zealand
    Auckland, New Zealand
    Hamilton, New Zealand
    Hastings, New Zealand
    Wellington, New Zealand
    Sydney, New South Wales,
      Australia

DISTRIBUTION
WHOLESALE AND RETAIL
  DISTRIBUTION
  (325 distribution branches)
XPEDX
  DOMESTIC:

    Stores Group
      Chicago, Illinois
      180 locations nationwide
    Southeast Region
      Greensboro, North Carolina
      22 branches in the Middle
      Atlantic States and Southeast
    West Region
      Denver, Colorado
      23 branches in the West
      and Midwest
    Specialty Business Group
      Erlanger, Kentucky
      10 branches nationwide
    Northeast Region
      Erlanger, Kentucky
      24 branches
      in New England,
      Middle Atlantic States
      and Midwest,
    Midwest Region
      Olathe, Kansas
      31 branches in the
      West, Midwest and South

  INTERNATIONAL:

    Chihuahua, Mexico
      3 locations

  OTHER INTERNATIONAL:

    Aussedat Rey France
      Distribution S.A., Pantin,
      France
    Recom Papers
      Nijmegen, Netherlands
    Scaldia Papier BV,
      Nijmegen, Netherlands
    Aalbers Paper Products
      Veenendaal, Netherlands
    Paper Merchant,
      Warehousing and
      Distribution Centers,
      Australia, 7 locations
      New Zealand, 13 locations
      Poland, 8 locations

FOREST PRODUCTS
FORESTLANDS
  DOMESTIC:

    Approximately 6.3
    million acres in the
    South and Northeast

  INTERNATIONAL:

    Approximately 845,000
    acres in New Zealand

WOOD PRODUCTS
  DOMESTIC:

    Maplesville, Alabama
    Tuscaloosa, Alabama
    Gurdon, Arkansas
    Leola, Arkansas
    Whelen Springs, Arkansas
    Augusta, Georgia
    Washington, Georgia
    Springhill, Louisiana
    Morton, Mississippi
    Wiggins, Mississippi
    Joplin, Missouri
    Madison, New Hampshire
    Riegelwood, North Carolina
    Pilot Rock, Oregon
    Johnston, South Carolina
    Newberry, South Carolina
    Sampit, South Carolina
    Henderson, Texas
    Jefferson, Texas
    Nacogdoches, Texas
    New Boston, Texas
    Danville, Virginia
    Building Products
      Ukiah, California
      Lisbon Falls, Maine
      Laurel, Mississippi
      Towanda, Pennsylvania
    Fiberboard
      Spring Hope, North Carolina
      Marion, South Carolina
    Particleboard
      Stuart, Virginia
      Waverly, Virginia

Slaughter
  Dallas, Texas
  2 branches in the
  Southwest and
  Northwest

  INTERNATIONAL:

    Masonite Africa Limited
      Estcourt Plant
    Mt. Gambier, South Australia
    Nangwarry, South Australia
    Myrtleford, New South
      Wales, Australia
    Mt. Druit, New South Wales,
      Australia
    Benella, Victoria, Australia
    Box Hill, Victoria, Australia
    Auckland, New Zealand
    Christchurch, New Zealand
    Kopu, New Zealand
    Nelson, New Zealand
    Putaruru, New Zealand
    Rangiora, New Zealand
    Rotorua, New Zealand
    Taupo, New Zealand
    Thames, New Zealand
    Topuni, New Zealand
    Tokoroa, New Zealand

    Building Supply
      Retail Outlets, 36 branches in
      New Zealand

  REALTY PROJECTS

    Haig Point Plantation
    Daufuskie Island, South
      Carolina

SPECIALTY PRODUCTS
TISSUE
  Mills:

    Box Hill, Victoria, Australia

    Kawerau, New Zealand

    Klucze, Poland

  Plants:

    Box Hill, Victoria, Australia
    Clayton, Victoria, Australia
    Keon Park, Victoria, Australia
    Suva, Fiji
    Auckland, New Zealand (two plants)
    Myrtleford, New South Wales, Australia
    Te Rapa, New Zealand

NONWOVENS
  DOMESTIC:

    Athens, Georgia
    Griswoldville, Massachusetts
    Walpole, Massachusetts
    Lewisburg, Pennsylvania
    Bethune, South Carolina
    Green Bay, Wisconsin

  INTERNATIONAL:

    Toronto, Ontario, Canada
    San Jose Ituebide, Mexico

IMAGING PRODUCTS
  DOMESTIC:

    Holyoke, Massachusetts
    Binghamton, New York

  INTERNATIONAL:

    Munich, Germany
    Morley, Great Britain

CHEMICALS
  DOMESTIC:

    Panama City, Florida
    Pensacola, Florida
    Port St. Joe, Florida
    Oakdale, Louisiana
    Springhill, Louisiana
    Picayune, Mississippi

  INTERNATIONAL:

    Oulu, Finland
    Valkeakoski, Finland
    Niort, France
    Sandarne, Sweden
    Greaker, Norway

PETROLEUM

    Alvin, Texas
    Midland, Texas
    Orange, Texas

SPECIALTY PANELS
  DOMESTIC:

    Chino, California
    Ukiah, California
    Cordele, Georgia
    Glasgow, Kentucky
    Odenton, Maryland
    Laurel, Mississippi
    Statesville, North Carolina
    Tarboro, North Carolina
    Klamath Falls, Oregon
    Towanda, Pennyslvania
    Hampton, South Carolina
    Waverly, Virginia
    Oshkosh, Wisconsin

  INTERNATIONAL:

    Pori, Finland
    Bergerac, France
      (Couze Mill)
    Ussel, France
    Barcelona, Spain
      (Durion Mill)
    Carrick-on-Shannon, Ireland

BUILDING PRODUCTS
  FLOORING

    Sydney, New South Wales,
      Australia

  INSULATION

    Minto, New South Wales,
      Australia
    Auckland, New Zealand
    Christchurch, New Zealand
    Rooty Hill, New South Wales,
      Australia

  ROOFING

    Corona, California
    Auckland, New Zealand

  SINKWARE

    Adelaide, South Australia

  SPECIALTY PAPERS

    Thilmany
      Knoxville, Tennessee
      Kaukauna, Wisconsin
    Nicolet
      De Pere, Wisconsin
    Jay, Maine
      (Androscoggin Mill)
    Akrosil

    DOMESTIC:

      Menasha, Wisconsin
      Lancaster, Ohio

    INTERNATIONAL:

      Toronto, Canada
      Limburg, Netherlands

                           [INTERNATIONAL PAPER LOGO]

                            TWO MANHATTANVILLE ROAD
                            PURCHASE, NEW YORK 10577

              Printed on Hammermill Papers, Accent Opaque 50 lbs.
            Hammermill Papers is a division of International Paper.