Form 10-Q
period 1998-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1998-05-15
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1998       Commission file number 1-3157

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

            Common stock outstanding on April 30, 1998: 307,487,640 shares.

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                    Page No.
                                                                    --------
 PART I.   Financial Information

 Item 1.   Financial Statements

           Consolidated Statement of Earnings -
           Three Months Ended March 31, 1998 and 1997                   3

           Consolidated Balance Sheet -
           March 31, 1998 and December 31, 1997                        4-5

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1998 and 1997                   6

           Consolidated Statement of Common Shareholders'
           Equity                                                       7

           Notes to Consolidated Financial
           Statements                                                 8-11

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              12-14

 Item 3.   Other Financial Information                                15-16

 PART II.  Other Information

 Item 1.   Legal Proceedings                                           17
 Item 2.   Changes in Securities                                        *
 Item 3.   Defaults upon Senior Securities                              *
 Item 4.   Submission of Matters to a Vote of Security Holders          *
 Item 5.   Other Information                                            *
 Item 6.   Exhibits and Reports on Form 8-K                            18
 Signatures                                                            19

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per-share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                             1998       1997
                                                        ---------  ---------

Net Sales                                               $   4,868  $   4,862
                                                        ---------  ---------

Costs and Expenses
    Cost of products sold                                   3,654      3,636
    Selling and administrative expenses                       374        379
    Depreciation and amortization                             298        320
    Distribution expenses                                     224        237
    Taxes other than payroll and income taxes                  50         52
                                                        ---------  ---------

Total Costs and Expenses                                    4,600      4,624
                                                        ---------  ---------

Earnings Before Interest, Income Taxes and
     Minority Interest                                        268        238
     Interest expense, net                                    127        130
                                                        ---------  ---------

Earnings Before Income Taxes and Minority Interest            141        108

     Income tax provision                                      46         40
     Minority interest expense, net of taxes                   20         34
                                                        ---------  ---------

Net Earnings                                            $      75  $      34
                                                        =========  =========

Earnings Per Common Share                               $    0.25  $    0.11
                                                        =========  =========

Earnings Per Common Share - Assuming Dilution           $    0.25  $    0.11
                                                        =========  =========

Average Shares of Common Stock Outstanding                  302.3      300.6
                                                        =========  =========

Cash Dividends Per Common Share                         $    0.25  $    0.25
                                                        =========  =========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                 March 31,     December 31,
                                                   1998           1997
                                                ----------     ----------
Assets

Current Assets
   Cash and temporary investments               $      534     $      398
   Accounts and notes receivable, net                2,373          2,404
   Inventories                                       2,720          2,760
   Other current assets                                365            383
                                                ----------     ----------

Total Current Assets                                 5,992          5,945
                                                ----------     ----------

Plants, Properties and Equipment, Net               12,286         12,369
Forestlands                                          3,026          2,969
Investments                                          1,269          1,166
Goodwill                                             2,532          2,557
Deferred Charges and Other Assets                    1,795          1,748
                                                ----------     ----------

Total Assets                                    $   26,900     $   26,754
                                                ==========     ==========


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                       March 31,  December 31,
                                                         1998        1997
                                                       --------   ------------

Liabilities and Common Shareholders' Equity

Current Liabilities
     Notes payable and current maturities of
       long-term debt                                  $  2,173    $  2,212
     Accounts payable                                     1,319       1,338
     Accrued liabilities                                  1,337       1,330
                                                       --------    --------
Total Current Liabilities                                 4,829       4,880
                                                       --------    --------

Long-Term Debt                                            7,260       7,154
Deferred Income Taxes                                     2,709       2,681
Other Liabilities                                         1,203       1,236
Minority Interest                                         1,807       1,643

International Paper-Obligated Mandatorily
  Redeemable Preferred Securities of  Subsidiary Trust
     Holding Solely International
     Paper Subordinated Debentures                          450         450
Common Shareholders' Equity
      Common stock, $1 par value, issued
          1998 - 302.9 shares, 1997 - 302.9 shares          303         303

      Paid-in capital                                     3,647       3,654
      Retained earnings                                   5,186       5,186
      Accumulated other comprehensive income (loss)        (475)       (396)
                                                       --------    --------
                                                          8,661       8,747
       Less: Common stock held in treasury,
               at cost; 1998 - 0.4 shares,
               1997 - 0.7 shares                             19          37
                                                       --------    --------
Total Common Shareholders' Equity                         8,642       8,710
                                                       --------    --------
Total Liabilities and Common Shareholders' Equity      $ 26,900    $ 26,754
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------

                                                        1998       1997
                                                       -------   -------
Operating Activities

   Net earnings                                       $     75   $     34
   Depreciation and amortization                           298        320
   Deferred income taxes                                    20        (26)
   Payments related to restructuring  and legal
     reserves                                              (18)
   Other, net                                               (7)        17
   Changes in current assets and liabilities
      Accounts and notes receivable                        (51)       (57)
      Inventories                                          (15)       (65)
      Accounts payable and accrued liabilities             (53)        40
      Other                                                (22)       (22)
                                                      --------   --------

Cash Provided by Operations                                227        241
                                                      --------   --------
Investment Activities
   Invested in capital projects                           (206)      (202)
   Mergers and acquisitions, net of cash acquired         (156)
   Proceeds from divestitures                               81
   Other                                                   (31)         9
                                                      --------   --------

Cash Used for Investment Activities                       (312)      (193)
                                                      --------   --------

Financing Activities
   Issuance of common stock                                 37         14
   Issuance of preferred securities by subsidiary          170
   Issuance of debt                                         97        217
   Reduction of debt                                      (101)       (43)
   Change in bank overdrafts                                53        (52)
   Dividends paid                                          (75)       (75)
   Other                                                    37        113
                                                      --------   --------

Cash Provided by Financing Activities                      218        174
                                                      --------   --------

Effect of Exchange Rate Changes on Cash                      3        (14)
                                                      --------   --------
Change in Cash and Temporary Investments                   136        208
Cash and Temporary Investments
   Beginning of the period                                 398        352
                                                      --------   --------
   End of the period                                  $    534   $    560
                                                      ========   ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
             Consolidated Statement of Common Shareholders' Equity
                                  (Unaudited)
                (In millions, except share amounts in thousands)


                                                 Three Months Ended March 31, 1998
                                       Common Stock Issued                                           Treasury Stock
                                       -------------------                                           --------------
                                                                                     Accumulated                          Total
                                                                                       Other                              Common
                                                              Paid-in    Retained    Comprehensive                     Shareholders'
                                       Shares      Amount     Capital    Earnings    Income (Loss)   Shares     Amount    Equity
                                       ------      ------     -------    --------    -------------   ------     ------    ------
Balance, December 31, 1997             302,910    $   303     $  3,654   $  5,186       $   (396)     726      $   37    $  8,710
Issuance of stock for various plans         34                      (7)                              (957)        (46)         39
Repurchase of stock                                                                                   610          28         (28)
Cash dividends - common stock
    ($.25 per share)                                                          (75)                                            (75)

Comprehensive income
   Net earnings                                                                75                                              75
   Realized foreign currency
     translation adjustment
     related to divestitures                                                                  11                               11
   Change in cumulative foreign
     currency translation adjustment                                                         (90)                             (90)
                                                                                                                         --------
   Total comprehensive income (loss)                                                                                           (4)

                                      --------    -------     --------   --------       --------    -----      ------    --------
Balance, March 31, 1998                302,944    $   303     $  3,647   $  5,186       $   (475)     379      $   19    $  8,642
                                      ========    =======     ========   ========       ========    =====      ======    ========

                                                 Three Months Ended March 31, 1997
                                       Common Stock Issued                                           Treasury Stock
                                       -------------------                                           --------------
                                                                                     Accumulated                          Total
                                                                                       Other                              Common
                                                              Paid-in    Retained    Comprehensive                     Shareholders'
                                       Shares      Amount     Capital    Earnings    Income (Loss)   Shares     Amount    Equity
                                       ------      ------     -------    --------    -------------   ------     ------    ------
Balance, December 31, 1996             300,824    $    301    $  3,599   $  5,639      $   (173)        554    $   22    $  9,344
Issuance of stock for various plans        513                      15                                 (620)      (24)         39
Repurchase of stock                                                                                     607        25         (25)
Cash dividends - common stock
    ($.25 per share)                                                          (75)                                            (75)

Comprehensive income
   Net earnings                                                                34                                              34
   Change in cumulative foreign
     currency translation adjustment                                                         (4)                               (4)
                                                                                                                         --------
   Total comprehensive income                                                                                                  30

                                      --------    --------    --------   --------      --------      ------    ------    --------
Balance, March 31, 1997                301,337    $    301    $  3,614   $  5,598      $   (177)        541    $   23    $  9,313
                                      ========    ========    ========   ========      ========      ======    ======    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997, which has previously been filed with the Commission.

2. Earnings per common share were computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share-assuming dilution were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share and earnings per common share-assuming dilution is as follows.

                                                  Three Months Ended
                                                        March 31,
In millions                                       1998          1997
                                                --------      --------
Net earnings                                    $     75      $     34
Effect of dilutive securities
   Preferred securities of subsidiary trust
                                                --------      --------
Net earnings - assuming dilution                $     75      $     34
                                                ========      ========

Average common shares outstanding                  302.3         300.6
Effect of dilutive securities
   Long-term incentive plan deferred
     compensation                                   (0.9)         (0.9)
   Stock options                                     1.8           1.2
   Preferred securities of subsidiary trust
                                                --------      --------
Average common shares outstanding-assuming
  dilution                                         303.2         300.9
                                                ========      ========

Earnings per common share                       $    .25   $       .11
                                                ========      ========
Earnings per common share - assuming
  dilution                                      $    .25   $       .11
                                                ========      ========

If an amount does not appear in the above table, the security was antidilutive for the period presented.

3. In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and Europe. Also in February 1998, Carter Holt Harvey and International Paper jointly acquired Australian-based Continental Cup. This acquisition will allow Carter Holt Harvey and International Paper's cup subsidiary, Imperial Bondware, to offer a full line of food service products in the Australian and New Zealand markets.

      In September 1997, the Company acquired Merbok Formtec, a company that has pioneered the development of door facing products through postforming medium-density fiberboard. In November 1997, the stock of Taussig Graphics Supply, Inc. was acquired.

      All of the above acquisitions were accounted for using the purchase method.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which requires the presentation of segment information on a basis consistent with that used by management for operating decisions. The provisions of this statement will be adopted in fiscal year 1998.

5. In March 1998, IP Timberlands, Ltd. completed the third in a series of transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This first-quarter 1998 transaction covered approximately 36,000 acres and resulted in a gain of approximately $36 million before taxes.

6. In March 1998, IP Forest Resources Company, a subsidiary of International Paper, in accordance with the IP Timberlands, Ltd. partnership agreement, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit.

7. In March 1998, Timberlands Capital Corp. II, Inc., a subsidiary of International Paper, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are classified in the consolidated balance sheet as a minority interest liability and dividend payments will be included in minority interest expense.

8. In June 1997, a $535 million pre-tax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer meet financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses included in the reserve and $95 million for severance and other expenses. The majority of the reserve relates to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes or $.26 per share) was recorded for anticipated losses on the sale of the remaining imaging businesses.

      Through the end of the 1998 first quarter, most of the restructuring actions have been completed or announced. We believe the reserves established for these actions will be adequate.

9. Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves are adequate to cover any amounts to be paid pursuant to the proposed settlement, which is now final.

10. In December 1997, the Company recorded a $170 million pre-tax gain ($97 million after taxes and minority interest expense or $.32 per share) from the redemption of certain retained west coast partnership interests and the release of a related debt guaranty.

11. In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 5-1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $6 million were paid during each of the three months ended March 31, 1998 and 1997.

12.   Inventories by major category include (in millions):


                                                 March 31,       December 31,
                                                   1998              1997
                                                 ---------       ------------
        Raw materials                            $     456        $     478
        Finished pulp, paper and packaging
           products                                  1,482            1,466
        Finished lumber and panel products             168              160
        Operating supplies                             387              387
        Other                                          227              269
                                                 ---------        ---------
              Total                              $   2,720        $   2,760
                                                 =========        =========

13. Interest payments made during the three month periods ended March 31, 1998 and 1997 were $149 million and $140 million, respectively. The Company capitalized net interest costs of $12 million for the 1998 first quarter and $14 million for the 1997 first quarter. Total interest expense was $150 million for both the 1998 and 1997 first quarter. Income tax payments made during the three months ended March 31, 1998 and 1997 were $38 million and $8 million, respectively.

14. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $231 million and $268 million at March 31, 1998 and December 31, 1997, respectively.

15. Accumulated depreciation was $10.1 billion at March 31, 1998 and $10.0 billion at December 31, 1997. The allowance for doubtful accounts was $90 million at March 31, 1998 and $93 million at December 31, 1997.

16. The Company uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments which do not qualify for hedge accounting treatment are recognized in earnings.

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

17.   Subsequent Events

      In April 1998, International Paper completed the previously announced merger with Weston Paper and Manufacturing Company by exchanging 4.7 million International Paper common shares valued at approximately $232 million for the outstanding Weston shares.

      Also in April 1998, the remaining printing plates business of the imaging division was sold and the Company announced that it had reached an agreement to sell the Veratec nonwovens business for approximately $290 million.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's first-quarter 1998 net sales of $4.9 billion were even with the 1997 first quarter and below the $5.1 billion recorded in the 1997 fourth quarter.

First-quarter 1998 net earnings were $75 million or $.25 per share compared with $34 million or $.11 per share in the 1997 first quarter and $115 million or $.38 per share before special items in the 1997 fourth quarter. Fourth-quarter 1997 earnings were $132 million or $.44 per share after special items that consisted of a $125 million pretax charge ($80 million after taxes or $.26 per share) for anticipated losses on the sale of the remaining imaging businesses and a $170 million pretax gain ($97 million after taxes and minority interest expense or $.32 per share) from the redemption of certain west coast partnership interests and the release of a related debt guaranty.

First-quarter 1998 operating profit from businesses totaled $290 million compared with $250 million in the first quarter of 1997 and $360 million in the 1997 fourth quarter before special items. Fourth-quarter 1997 operating profit was $405 million after special items which added $45 million before taxes and minority interest expense.

First-quarter 1998 earnings were well ahead of the 1997 first quarter reflecting improved pricing for coated and uncoated papers in the United States and Europe. Earnings for the first quarter of 1998 were down from the 1997 fourth quarter as the economic situation in Asia continues to affect some businesses, particularly the domestic pulp business and Carter Holt Harvey's log exports and pulp prices. Weather conditions in the southern United States resulted in higher than expected wood costs that were partially offset by the continued progress of cost-reduction efforts. Compared with the 1997 fourth quarter, timber harvest volumes on the Company's U.S. forestlands declined about 30% which negatively impacted earnings.

Printing Papers 1998 first-quarter net sales of $1.4 billion were about even with the 1997 first quarter and the 1997 fourth quarter. Operating profit for the 1998 first quarter was $70 million compared with break-even results for the 1997 first quarter reflecting higher prices for major coated and uncoated paper grades. Compared with 1997 fourth-quarter operating profit of $85 million, segment profit for the 1998 first quarter declined moderately due to poor pulp markets and lower sales volumes for uncoated grades. Sales for coated grades were up over the previous quarter and demand for coated groundwood remained strong throughout the quarter.

Packaging 1998 first-quarter net sales of $1.2 billion were even with the 1997 first quarter and declined from the 1997 fourth quarter. First-quarter 1998 operating profit of $60 million was about even with the 1997 first quarter and improved over 1997 fourth-quarter profit of $45 million. Domestic containerboard results were ahead of the 1997 first quarter and the previous quarter. Earnings for Carter Holt Harvey were behind the 1997 first and fourth quarters. While corrugated box pricing continued to improve over the previous quarter, bleached board markets weakened somewhat and production was reduced to control inventories.

Distribution net sales of $1.2 billion for the 1998 first quarter were ahead of the 1997 first quarter and about even with the 1997 fourth quarter. First-quarter 1998 operating profit declined to $20 million from $25 million in the 1997 first and fourth quarters. First-quarter 1998 operating profit for xpedx was behind the 1997 first and fourth quarters primarily due to lower margins. The current quarter also included the results of Taussig Graphic Supply that was acquired in November of 1997.

Specialty Products 1998 first-quarter net sales declined to $750 million, down from $860 million in the 1997 first quarter and $840 million in the 1997 fourth quarter, primarily due to the divestiture of the imaging products businesses. Despite a good quarter for the chemicals business, operating profit for the specialty products segment declined to $50 million from $65 million in the previous quarter before special items and $80 million in the 1997 first quarter due to weak pricing in the oil and gas businesses and losses from the imaging businesses that operated during the quarter. 1997 fourth-quarter results for the specialty products segment were a loss of $60 million after a $125 million pretax charge for anticipated losses on the sale of the remaining imaging businesses.

Forest Products 1998 first-quarter net sales were $590 million compared with $605 million for the 1997 first quarter and $710 million for the 1997 fourth quarter. Operating profit of $90 million for the 1998 first quarter was even with the 1997 first quarter and down substantially from the $140 million recorded in the previous quarter before special items as timber harvest levels declined from last year's record highs. Results for Carter Holt Harvey's forest products business declined from the previous quarter primarily due to recent economic events in Asian markets. The 1998 first quarter benefited from a $36 million gain before taxes from the sale of a partnership interest in about 36,000 acres of the Company's Allegheny forestlands. This sale was the third in a series of transactions announced in the 1997 second quarter. 1997 fourth-quarter operating profit of $310 million after special items included a $170 million pretax gain from the redemption of certain west coast partnership interests and the release of a related debt guaranty.

Carter Holt Harvey reported net sales of $415 million in the 1998 first quarter, down from $470 million in the 1997 first quarter. First-quarter 1998 operating profit for Carter Holt Harvey declined to $10 million from $60 million in the 1997 first quarter largely due to the Asian economic slowdown which particularly affected log exports and pulp prices. About $10 million of the earnings decline is due to unfavorable currency exchange rate changes. COPEC, the Chilean forest products company owned 30% by Carter Holt Harvey, also reported lower earnings due to adverse currency exchange rate fluctuations and weak demand resulting from the Asian economic situation.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $227 million for the 1998 first quarter compared with $241 million in the 1997 first quarter. Improved earnings were offset by higher working capital requirements for the 1998 first quarter and payments related to the prior-year restructuring charges. The $141 million increase in working capital included a $51 million increase in receivables and a $53 million decrease in current liability balances from December 1997. Working capital on a cash flow basis increased $104 million during the first quarter of 1997.

Investments in capital projects totaled $206 million for the 1998 first quarter, about even with the $202 million spent in the 1997 first quarter. Mergers and acquisitions included the investment in a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes, the acquisition of Australian-based Continental Cup and the repurchase of the publicly traded units of IP Timberlands, Ltd. for approximately $100 million. Proceeds from divestitures totaled $81 million from the sale of certain imaging businesses.

Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, are anticipated to be adequate to fund expected capital expenditures, which have been lowered to approximately $1.1 billion for 1998, below expected 1998 depreciation expense. Capital spending will continue to be focused on the Company's stronger, more competitive businesses.

Financing activities for the 1998 first quarter include a $4 million net reduction in primarily short-term debt. Net borrowings of $174 million for the 1997 first quarter consisted primarily of short-term debt. During the 1998 first quarter, $170 million of 7.005% preferred securities were issued by a subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are classified in the consolidated balance sheet as a minority interest liability and dividend payments will be included in minority interest expense.

Common stock dividend payments were $75 million or $.25 per common share for the 1998 first quarter, even with the prior-year period on a per share basis.

MERGERS AND ACQUISITIONS

In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and Europe.

In February 1998, Carter Holt Harvey and International Paper jointly acquired Australian-based Continental Cup. This acquisition will allow Carter Holt Harvey and International Paper's cup subsidiary, Imperial Bondware, to offer a full line of food service products in the Australian and New Zealand markets.

In March 1998, IP Forest Resources Company, a subsidiary of International Paper, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit.

In April 1998, the Company completed the merger with Weston Paper, a corrugated manufacturer serving markets in the United States, by exchanging International Paper common stock worth approximately $232 million for all of the outstanding Weston Paper shares.

RESTRUCTURING ACTIONS

Certain of the imaging products printing and graphic arts businesses were sold in late February 1998 and the remaining imaging businesses were sold early in the 1998 second quarter. The sales of the Veratec nonwovens business and the Company's label business have been announced.

OTHER

Minority interest expense for the 1998 first quarter declined primarily due to lower earnings for Carter Holt Harvey, which is owned approximately 50% by International Paper.

The effective income tax rate for the 1998 first quarter declined to 33% from 37% in the 1997 first quarter primarily due to changes in the mix of estimated annual earnings.

YEAR-2000 COSTS

Many of our systems and related computer technology are year-2000 compliant. However, we have a program in place to bring the remaining software and systems into year-2000 compliance by mid-1999. We estimate that this will cost $65 million, exclusive of software and systems that are being replaced or upgraded in the normal course of business. Under the program as we continue to review existing systems and related computer technology and alternatives for bringing them into year-2000 compliance, this cost estimate may be revised. Information system maintenance or modification costs are expensed as incurred, while the cost of new software and equipment is capitalized and amortized over the assets' useful lives.

ITEM 3. OTHER FINANCIAL INFORMATION

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment

                                           Three Months Ended
                                                 March 31,
                                        -------------------------
                                           1998            1997
                                        ---------       ---------
      Printing Papers                   $   1,380       $   1,380
      Packaging                             1,200           1,190
      Distribution                          1,225           1,090
      Specialty Products                      750             860
      Forest Products                         590             605
      Less:  Intersegment Sales              (277)           (263)
                                        ---------       ---------
      Net Sales                         $   4,868       $   4,862
                                        =========       =========

The above amounts include Carter Holt Harvey net sales of $415 million in the first quarter of 1998 and $470 million in the first quarter of 1997.

Operating Profit by Industry Segment

                                            Three Months Ended
                                                 March 31,
                                         ------------------------
                                            1998           1997
                                         ---------      ---------
      Printing Papers                    $      70      $       0
      Packaging                                 60             55
      Distribution                              20             25
      Specialty Products                        50             80
      Forest Products                           90             90
                                         ---------      ---------
      Operating Profit                         290            250
      Interest expense, net                   (127)          (130)
      Corporate items, net                     (22)           (12)
                                         ---------      ---------
      Earnings Before Income
          Taxes and Minority Interest    $     141      $     108
                                         =========      =========

The above amounts include Carter Holt Harvey operating profit of $10 million in the first quarter of 1998 and $60 million in the first quarter of 1997.

Production by Products

                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                               1998      1997 (D)
                                             --------    --------
      Printing Papers (In thousands
             of tons)
           White Papers and Bristols              990       1,027
           Coated Papers                          332         310
           Market Pulp (A)                        512         575
           Newsprint                               24          21

      Packaging (In thousands of
             tons)
           Containerboard                         709         699
           Bleached Packaging Board               521         549
           Industrial Papers                      161         172

           Industrial and Consumer
             Packaging (B)                        782         807

      Specialty Products (In
             thousands of tons)
           Tissue                                  35          32

      Forest Products (In millions)
           Panels (sq. ft. 3/8"
             basis) (C)                           360         301
           Lumber (board feet)                    529         481
           MDF (sq. ft. 3/4" basis)                48          52
           Particleboard (sq. ft.
             3/4" basis)                           47          45

(A)   This excludes market pulp purchases.
(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.
(C)   Panels include plywood and oriented strand board.
(D) Certain reclassifications and adjustments have been made to prior-period amounts.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The litigation referred to in the Company's Form 10-K for 1997 under "Other Litigation" relating to Los Andes, in Chile, is updated as follows:

The Company's majority-owned subsidiary, Carter Holt Harvey, has an indirect shareholding of 30.05% in Chile's largest industrial company, COPEC. This shareholding is held through Carter Holt Harvey's 50% interest in Inversiones y Desarrollo Los Andes S.A. ("Los Andes") which holds 60.1% of the shares of COPEC. The other 50% of Los Andes is owned by Inversiones Socoroma S.A. ("Socoroma"), a Chilean investment company. In late 1993, Carter Holt Harvey commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey's subsidiary and Socoroma. All of those actions have now been terminated. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey from Los Andes at a price which is less than the carrying value. In April 1998, the arbitrator dismissed Socoroma's request, but granted it the right to claim monetary damages for Carter Holt Harvey's breach of certain of its obligations as a participant in the Los Andes joint venture.

While any proceeding or litigation has an element of uncertainty, the Company believes that the resolution of this issue will not have a material adverse effect on its consolidated financial position or results of operations.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            (11)  Statement of Computation of Per Share Earnings

            (12)  Computation of Ratio of Earnings to Fixed Charges

            (27)  Financial Data Schedule

      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on April 14, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INTERNATIONAL PAPER COMPANY
                                  (Registrant)

 Date: May 15, 1998            By /s/ MARIANNE M. PARRS
                                  ----------------------------
                                      Marianne M. Parrs
                                      Senior Vice President
                                      and Chief Financial Officer



 Date: May 15, 1998            By /s/ ANDREW R. LESSIN
                                  ----------------------------
                                      Andrew R. Lessin
                                      Vice President, Controller and
                                      Chief Accounting Officer