Form 10-Q
period 1998-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1998-08-14
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

       For Quarter Ended June 30, 1998    Commission file number 1-3157

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

         Common stock outstanding on July 31, 1998: 307,247,628 shares.

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Statement of Earnings -
           Three Months and Six Months Ended June 30, 1998 and 1997                        3

           Consolidated Balance Sheet -
           June 30, 1998 and December 31, 1997                                            4-5

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                                         6

           Consolidated Statement of Common Shareholders' Equity -
           Three Months and Six Months Ended June 30, 1998 and 1997                       7-8

           Notes to Consolidated Financial Statements                                    9-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                 14-17

Item 3.    Other Financial Information                                                   18-21

PART II.   Other Information

Item 1.    Legal Proceedings                                                               *
Item 2.    Changes in Securities                                                           *
Item 3.    Defaults upon Senior Securities                                                 *
Item 4.    Submission of Matters to a Vote of Security Holders                            22
Item 5.    Other Information                                                              23
Item 6.    Exhibits and Reports on Form 8-K                                               24
Signatures                                                                                25




* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per-share amounts)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                     ------------------------       ------------------------
                                                                      1998          1997             1998          1997
                                                                     ----------    ----------       ----------    ----------

Net Sales                                                           $    4,707    $    5,034       $    9,575    $    9,896
                                                                     ----------    ----------       ----------    ----------
Costs and Expenses
    Cost of products sold                                                3,524         3,786            7,178         7,422
    Selling and administrative expenses                                    371           391              745           770
    Depreciation and amortization                                          291           318              589           638
    Distribution expenses                                                  198           233              422           470
    Taxes other than payroll and income taxes                               49            53               99           105
    Write off of in-process research and development costs
        acquired by an investee company                                      6                              6
    Business improvement charge                                                          535                            535
    Provision for legal reserve                                                          150                            150
                                                                     ----------    ----------       ----------    ----------
Total Costs and Expenses                                                 4,439         5,466            9,039        10,090
                                                                     ----------    ----------       ----------    ----------
Earnings (Loss) Before Interest, Income Taxes and Minority Interest        268          (432)             536          (194)
     Interest expense, net                                                 128           125              255           255
                                                                     ----------    ----------       ----------    ----------
Earnings (Loss) Before Income Taxes and Minority Interest                  140          (557)             281          (449)
     Income tax provision (benefit)                                         38          (167)              84          (127)
     Minority interest expense, net of taxes                                16            29               36            63
                                                                     ----------    ----------       ----------    ----------
Net Earnings (Loss)                                                 $       86    $     (419)       $     161    $     (385)
                                                                     ----------    ----------       ----------    ----------
                                                                     ----------    ----------       ----------    ----------
Earnings (Loss)  Per Common Share                                   $     0.28    $    (1.39)       $    0.53    $    (1.28)
                                                                     ----------    ----------       ----------    ----------
                                                                     ----------    ----------       ----------    ----------
Earnings (Loss) Per Common Share - Assuming Dilution                $     0.28    $    (1.39)       $    0.53    $    (1.28)
                                                                     ----------    ----------       ----------    ----------
                                                                     ----------    ----------       ----------    ----------
Average Shares of Common Stock Outstanding                               306.7         301.1            304.5         300.9
                                                                     ----------    ----------       ----------    ----------
                                                                     ----------    ----------       ----------    ----------
Cash Dividends Per Common Share                                     $     0.25    $     0.25       $     0.50    $     0.50
                                                                     ----------    ----------       ----------    ----------
                                                                     ----------    ----------       ----------    ----------



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                       June 30,           December 31,
                                                         1998               1997
                                                     ------------         ------------
Assets
Current Assets
   Cash and temporary investments                   $        578         $        398
   Accounts and notes receivable, net                      2,316                2,404
   Inventories                                             2,670                2,760
   Other current assets                                      491                  383
                                                     ------------         ------------
Total Current Assets                                       6,055                5,945
                                                     ------------         ------------
Plants, Properties and Equipment, Net                     12,177               12,369
Forestlands                                                2,752                2,969
Investments                                                1,151                1,166
Goodwill                                                   2,517                2,557
Deferred Charges and Other Assets                          1,889                1,748
                                                     ------------         ------------
Total Assets                                        $     26,541         $     26,754
                                                     ------------         ------------
                                                     ------------         ------------



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                          June 30,               December 31,
                                                                            1998                     1997
                                                                        ----------------        ---------------
Liabilities and Common Shareholders' Equity
Current Liabilities
     Notes payable and current maturities of long-term debt            $          1,791        $         2,212
     Accounts payable                                                             1,084                  1,338
     Accrued liabilities                                                          1,150                  1,330
                                                                        ----------------        ---------------
Total Current Liabilities                                                         4,025                  4,880
                                                                        ----------------        ---------------
Long-Term Debt                                                                    7,045                  7,154
Deferred Income Taxes                                                             2,687                  2,681
Other Liabilities                                                                 1,200                  1,236
Minority Interest                                                                 1,571                  1,643
International Paper-Obligated Mandatorily Redeemable
   Preferred Securities of  Subsidiaries Holding International
   Paper Subordinated Debentures                                                  1,000                    450
Common Shareholders' Equity
      Common stock, $1 par value, issued
         1998 -  307.7  shares, 1997 - 302.9 shares                                 308                    303
      Paid-in capital                                                             3,872                  3,654
      Retained earnings                                                           5,195                  5,186
      Accumulated other comprehensive income (loss)                                (350)                  (396)
                                                                        ----------------        ---------------
                                                                                  9,025                  8,747
       Less:  Common stock held in treasury, at cost,
          1998 - 0.3 shares, 1997 - 0.7 shares                                       12                     37
                                                                        ----------------        ---------------
Total Common Shareholders' Equity                                                 9,013                  8,710
                                                                        ----------------        ---------------
Total Liabilities and Common Shareholders' Equity                    $           26,541      $          26,754
                                                                        ----------------        ---------------
                                                                        ----------------        ---------------


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ----------------------------------
                                                                        1998               1997
                                                                   --------------    ----------------
Operating Activities
   Net earnings (loss)                                             $         161     $          (385)
   Depreciation and amortization                                             589                 638
   Deferred income taxes                                                      46                (176)
   Business improvement charge                                                                   535
   Provision for legal reserve                                                                   150
   Payments related to restructuring  and legal reserves                     (63)                (12)
   Write off of in-process research and development
      costs acquired by an investee company                                    6
   Other, net                                                                (32)                 72
   Changes in current assets and liabilities
      Accounts and notes receivable                                           (7)               (160)
      Inventories                                                            (23)                (82)
      Accounts payable and accrued liabilities                              (140)                (60)
      Other                                                                   (4)                (23)
                                                                   --------------    ----------------
Cash Provided by Operations                                                  533                 497
                                                                   --------------    ----------------
Investment Activities
   Invested in capital projects                                             (472)               (460)
   Mergers and acquisitions, net of cash acquired                           (202)
   Proceeds from divestitures                                                230
   Other                                                                     (48)                (69)
                                                                   --------------    ----------------
Cash Used for Investment Activities                                         (492)               (529)
                                                                   --------------    ----------------
Financing Activities
   Issuance of common stock                                                   67                  91
   Issuance of preferred securities by subsidiaries                          720
   Issuance of debt                                                          121                 299
   Reduction of debt                                                        (503)               (203)
   Change in bank overdrafts                                                 (68)                 47
   Dividends paid                                                           (152)               (150)
   Other                                                                     (23)                 74
                                                                   --------------    ----------------
Cash Provided by Financing Activities                                        162                 158
                                                                  --------------    ----------------
Effect of Exchange Rate Changes on Cash                                      (23)                (23)
                                                                   --------------    ----------------
Change in Cash and Temporary Investments                                     180                 103
Cash and Temporary Investments
   Beginning of the period                                                   398                 352
                                                                   --------------    ----------------
   End of the period                                              $          578    $            455
                                                                   --------------    ----------------
                                                                   --------------    ----------------

   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)
                        Three Months Ended June 30, 1998

                                      Common Stock Issued                                                        Treasury Stock
                                    -----------------------                                                  -----------------------
                                                                                           Accumulated Other
                                                                  Paid-In     Retained      Comprehensive
                                         Shares       Amount      Capital     Earnings       Income (Loss)     Shares       Amount
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
Balance, March 31, 1998                   302,944    $    303     $   3,647    $   5,186     $       (475)          379    $     19
Issuance of stock for acquisition           4,683           5           227
Issuance of stock for various plans            48                        (2)                                       (749)        (38)
Repurchase of stock                                                                                                 630          31
Cash dividends - common stock
   ($.25 per share)                                                                  (77)
Comprehensive income
   Net earnings                                                                       86
   Change in cumulative foreign
     currency translation adjustment                                                                  125

      Total comprehensive income
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
Balance, June 30, 1998                    307,675 $       308 $       3,872 $      5,195 $           (350)          260 $        12
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------




                                                     Total Common
                                                     Shareholders'
                                                        Equity
                                                   ---------------
Balance, March 31, 1998                          $       8,642
Issuance of stock for acquisition                          232
Issuance of stock for various plans                         36
Repurchase of stock                                        (31)
Cash dividends - common stock
   ($.25 per share)                                        (77)
Comprehensive income
   Net earnings                                             86
   Change in cumulative foreign
     currency translation adjustment                       125
                                                ---------------
      Total comprehensive income                           211
                                                ---------------
Balance, June 30, 1998                          $        9,013
                                                ---------------
                                                ---------------





                                         Three Months Ended June 30, 1997

                                      Common Stock Issued                                                        Treasury Stock
                                    -----------------------                                                  -----------------------
                                                                                           Accumulated Other
                                                                  Paid-In     Retained      Comprehensive
                                         Shares       Amount      Capital     Earnings       Income (Loss)     Shares       Amount
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------
Balance, March 31, 1997                   301,337 $       301 $       3,614 $      5,598 $           (177)         541  $       23
Issuance of stock for various plans         1,102           1            35                                       (503)        (22)
Repurchase of stock                                                                                                640          29
Cash dividends - common stock
   ($.25 per share)                                                                  (75)
Comprehensive income

   Net earnings (loss)                                                              (419)
   Change in cumulative foreign
      currency translation adjustment                                                                 (55)

      Total comprehensive income (loss)

                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------
Balance, June 30, 1997                    302,439 $       302 $       3,649 $      5,104 $           (232)         678  $       30
                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------
                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------





                                                     Total Common
                                                     Shareholders'
                                                        Equity
                                                   ---------------
Balance, March 31, 1997                         $           9,313
Issuance of stock for various plans                            58
Repurchase of stock                                           (29)
Cash dividends - common stock                                 (75)
   ($.25 per share)
Comprehensive income
   Net earnings (loss)                                       (419)
   Change in cumulative foreign
     currency translation adjustment                          (55)
                                                   ---------------
      Total comprehensive income (loss)                      (474)
                                                   ---------------
Balance, June 30, 1997                          $           8,793
                                                   ---------------
                                                   ---------------





The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                         Six Months Ended June 30, 1998



                                      Common Stock Issued                                                        Treasury Stock
                                    -----------------------                                                  -----------------------
                                                                                           Accumulated Other
                                                                  Paid-In     Retained      Comprehensive
                                         Shares       Amount      Capital     Earnings       Income (Loss)     Shares       Amount
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------
Balance, December 31, 1997                302,910 $       303 $       3,654 $      5,186 $           (396)           726 $      37
Issuance of stock for acquisition           4,683           5           227
Issuance of stock for various plans            82                        (9)                                      (1,706)      (84)
Repurchase of stock                                                                                                1,240        59
Cash dividends - common stock
   ($.50 per share)                                                                 (152)
Comprehensive income

   Net earnings                                                                      161
   Realized foreign currency
    translation related to divestitures                                                                11
   Change in cumulative foreign
     currency translation adjustment                                                                   35

      Total comprehensive income

                                       -----------   ---------   -----------  -----------   ---------------  ------------   --------
Balance, June 30, 1998                    307,675 $       308 $       3,872 $      5,195 $           (350)           260 $      12
                                       -----------   ---------   -----------  -----------   ---------------  ------------   --------
                                       -----------   ---------   -----------  -----------   ---------------  ------------   --------



                                                     Total Common
                                                     Shareholders'
                                                        Equity
                                                   ---------------
Balance, December 31, 1997                           $         8,710
Issuance of stock for acquisition                                232
Issuance of stock for various plans                               75
Repurchase of stock                                              (59)
Cash dividends - common stock
   ($.50 per share)                                             (152)
Comprehensive income

   Net earnings                                                  161
   Realized foreign currency                                      11
   Change in cumulative foreign
     currency translation adjustment                              35
                                                     ----------------
      Total comprehensive income                                 207

                                                     ----------------
Balance, June 30, 1998                               $         9,013
                                                     ----------------
                                                     ----------------





                                          Six Months Ended June 30, 1997


                                      Common Stock Issued                                                        Treasury Stock
                                    -----------------------                                                  -----------------------
                                                                                           Accumulated Other
                                                                  Paid-In     Retained      Comprehensive
                                         Shares       Amount      Capital     Earnings       Income (Loss)     Shares       Amount
                                       -----------   ---------   -----------  -----------   ---------------  -----------  ----------
                                      ------------   ---------   -----------  -----------   ---------------  ----------   ----------
Balance, December 31, 1996                300,824 $       301 $       3,599 $      5,639 $           (173)           554 $      22
Issuance of stock for various plans         1,615           1            50                                       (1,123)      (46)
Repurchase of stock                                                                                                1,247        54
Cash dividends - common stock
   ($.50 per share)                                                                 (150)
Comprehensive income

   Net earnings (loss)                                                              (385)
   Change in cumulative foreign
      currency translation adjustment                                                                 (59)

      Total comprehensive income (loss)

                                      ------------   ---------   -----------  -----------   ---------------  ------------  ---------
Balance, June 30, 1997                    302,439 $       302 $       3,649 $      5,104 $           (232)           678 $      30
                                      ------------   ---------   -----------  -----------   ---------------  ------------  ---------
                                      ------------   ---------   -----------  -----------   ---------------  ------------  ---------





                                                     Total Common
                                                     Shareholders'
                                                        Equity
                                                   ---------------
Balance, December 31, 1996                            $      9,344
Issuance of stock for various plans                             97
Repurchase of stock                                            (54)
Cash dividends - common stock
   ($.50 per share)                                           (150)
Comprehensive income

   Net earnings (loss)                                        (385)
   Change in cumulative foreign
      currency translation adjustment                          (59)
                                                     ----------------
      Total comprehensive income (loss)                       (444)

                                                     ----------------
Balance, June 30, 1997                                $      8,793
                                                     ----------------
                                                     ----------------



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

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
      In millions                                                    1998            1997             1998               1997
                                                                -------------   -------------    --------------     --------------
      Net earnings (loss)                                       $          86   $       (419)    $          161    $         (385)
      Effect of dilutive securities
         Preferred securities of subsidiary trust
                                                                -------------   -------------    --------------     --------------
      Net earnings (loss) - assuming dilution                   $          86   $       (419)    $          161    $         (385)
                                                                -------------   -------------    --------------     --------------
                                                                -------------   -------------    --------------     --------------

      Average common shares outstanding                                 306.7          301.1              304.5             300.9
      Effect of dilutive securities
         Long-term incentive plan deferred  compensation                 (0.8)          (0.7)              (0.8)             (0.7)
         Stock options                                                    2.0                               1.9
         Preferred securities of subsidiary trust
                                                                -------------   -------------    --------------     --------------
      Average common shares outstanding-assuming dilution               307.9          300.4             305.6              300.2
                                                                -------------   -------------    --------------     --------------
                                                                -------------   -------------    --------------     --------------

      Earnings (loss) per common share                          $       0.28    $      (1.39)    $         0.53    $        (1.28)
                                                                -------------   -------------    --------------     --------------
                                                                -------------   -------------    --------------     --------------
      Earnings (loss) per common share - assuming dilution      $       0.28    $      (1.39)    $         0.53    $        (1.28)
                                                                -------------   -------------    --------------     --------------
                                                                -------------   -------------    --------------     --------------


If an amount does not appear in the above table, the security was antidilutive for the period presented.

3. In April 1998, International Paper completed the previously announced acquisition of Weston Paper and Manufacturing Company by exchanging about
     4.7 million International Paper common shares valued at approximately $232 million for the outstanding Weston shares in a non cash transaction.

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

4. In June 1998, a $6 million pre-tax charge ($4 million after taxes or $.01 per share) was recorded to write off in-process research and development costs related to an acquisition by Scitex, an investee company owned approximately 13% by International Paper.

5. In June 1998, IP Timberlands, Ltd. completed the fourth in a series of transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This second-quarter 1998 transaction resulted in a gain of approximately $37 million before taxes. A similar transaction was completed in the 1998 first quarter.

6. In March 1998, IP Forest Resources Company, a wholly-owned subsidiary of International Paper, in accordance with the IP Timberlands, Ltd. partnership agreement, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit.

7. In March 1998, Timberlands Capital Corp. II, Inc., a wholly-owned consolidated subsidiary of International Paper, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are not mandatorily redeemable and are classified in the consolidated balance sheet as a minority interest liability. Dividend payments on these securities are included in minority interest expense in the consolidated statement of earnings.

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

11. In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 5 1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $12 million were paid during each of the six months ended June 30, 1998 and 1997.

     In June 1998, IP Finance (Barbados) Limited, a non-U.S. wholly-owned consolidated subsidiary of International Paper, issued $550 million of preferred securities with a dividend payment based on LIBOR. These preferred securities are mandatorily redeemable on June 30, 2008.

     Distributions related to each of the above preferred securities are classified as minority interest expense in the consolidated statement of earnings.

12.  Inventories by major category include (in millions):


                                                                             June 30,             December 31,
                                                                               1998                   1997
                                                                   ---------------------      --------------------
     Raw materials                                             $                    447    $                  478
     Finished pulp, paper and packaging products                                  1,495                     1,466
     Finished lumber and panel products                                             175                       160
     Operating supplies                                                             384                       387
     Other                                                                          169                       269
                                                                   ---------------------      --------------------
           Total                                               $                  2,670      $              2,760
                                                                   ---------------------      --------------------
                                                                   ---------------------      --------------------


13. Interest payments made during the six month periods ended June 30, 1998 and 1997 were $326 million and $361 million, respectively. The Company capitalized net interest costs of $24 million for the six months ended June 30, 1998 and $34 million for the six months ended June 30, 1997. Total interest expense was $300 million for the 1998 six months and $288 million for the 1997 six months. Income tax payments made during the six months ended June 30, 1998 and 1997 were $96 million and $82 million, respectively.

14. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $277 million and $268 million at June 30, 1998 and December 31, 1997, respectively.

15. Accumulated depreciation was $10.2 billion at June 30, 1998 and $10.0 billion at December 31, 1997. The allowance for doubtful accounts was $92 million at June 30, 1998 and $93 million at December 31, 1997.

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

17. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     We have not yet quantified the impacts of adopting the Statement on our consolidated financial statements and have not determined the timing of or method of our adoption. However, adoption of the provisions of the Statement could increase volatility in earnings and other comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which requires the presentation of segment information on a basis consistent with that used by management for operating decisions. The provisions of this statement will be adopted in the 1998 fourth quarter.

18. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

19.  Subsequent Events

     In the 1998 third quarter, the Veratec nonwovens business was sold for $282 million as part of the Company's previously announced restructuring plan.

     Also in the 1998 third quarter, the Zellerbach distribution business was acquired from the Mead Corporation for approximately $263 million.

     In June 1998, the Company signed an agreement to purchase OAO Svetogorsk, a Russia-based pulp and paper business. This acquisition is expected to be completed by the end of 1998.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's second-quarter 1998 net sales were $4.7 billion compared with 1997 second-quarter net sales of $5.0 billion and 1998 first-quarter net sales of $4.9 billion. The decline in net sales reflects lower pricing for some products and the sale of businesses under the Company's restructuring program.

Second-quarter 1998 earnings were $90 million or $.29 per share before special items compared with net earnings of $75 million or $.25 per share in the 1998 first quarter and $59 million or $.20 per share before special items in the 1997 second quarter. Second-quarter 1998 net earnings were $86 million or $.28 per share after a $6 million pretax charge ($4 million after taxes or $.01 per share) to write off in-process research and development costs related to an acquisition by Scitex, a 13% investee company of International Paper. Second-quarter 1997 results were a net loss of $419 million or $1.39 per share after a $535 million pretax business improvement charge ($385 million after taxes or $1.28 per share) and a $150 million pretax charge ($93 million after taxes or $.31 per share) to add to the Company's legal reserves.

Although net sales declined from the 1998 first quarter and the 1997 second quarter, earnings before special items improved as the result of cost reduction efforts and the disposition of certain businesses that were generating operating losses. Despite the improvement in earnings, industry market conditions in the second quarter were more difficult than expected. The paper and forest products industry benefited from healthy economies in the United States and Europe but was negatively impacted by the continued weakness in Asian demand and the strong U.S. dollar. The Company continues to closely monitor inventory levels and customer demand and took about 300,000 tons of market and maintenance related downtime in the second quarter.

Second-quarter 1998 operating profit totaled $305 million compared with $290 million in the 1998 first quarter and $270 million in the 1997 second quarter before special items. After consideration of the components of the special items which impacted the segment operating results, an overall operating loss of $255 million was recorded for the 1997 second-quarter. Following are further discussions of 1998 second-quarter results for each of the business segments. These discussions are based on earnings before the special items that were recorded in the 1997 second quarter.

Printing Papers 1998 second-quarter net sales of $1.3 billion were about even with the 1997 second quarter and down slightly from the 1998 first quarter. Operating profit for the 1998 second quarter was $50 million, down from $70 million in the previous quarter and double the $25 million recorded in the 1997 second quarter. The decline from the 1998 first quarter reflects the continuation of the poor pulp market and lower sales volumes and price declines for uncoated grades. However, pricing improved during the quarter for coated grades despite lower volumes. The increase over the 1997 second quarter results from ongoing cost reduction efforts and higher prices for uncoated and coated grades that offset lower pulp earnings.

Packaging 1998 second-quarter net sales increased to $1.3 billion from $1.2 billion in the 1998 first quarter and were about even with the 1997 second quarter. Second-quarter 1998 operating profit increased to $90 million from $60 million in the 1998 first quarter primarily due to increased bleached board demand and cost reduction efforts. Second-quarter 1998 operating profit was also ahead of the $60 million recorded in the 1997 second quarter reflecting improved results for containerboard and bleached board. Results for Carter Holt Harvey improved slightly over the 1998 first quarter but were below the 1997 second quarter due to the continued weakness in Asian markets.

Distribution 1998 second-quarter net sales of $1.2 billion were ahead of the 1997 second quarter and about even with the 1998 first quarter. Operating profit remained at $20 million for the 1998 second quarter, even with the previous quarter and below the $25 million recorded in the 1997 second quarter due to lower margins. The current quarter included the results of Taussig Graphic Supply that was acquired in November of 1997.

Specialty Products 1998 second-quarter net sales declined to $625 million, down from $750 million in the 1998 first quarter and $890 million in the 1997 second quarter, primarily due to the divestiture of the imaging products businesses and lower Carter Holt Harvey sales. Second-quarter operating profit for the specialty products segment was $55 million, up slightly from the $50 million posted in the 1998 first quarter but down significantly from $90 million in the 1997 second quarter. Lower oil and gas prices, the sale of the imaging businesses and lower earnings for Carter Holt Harvey's tissue business were primarily responsible for the decline in operating profit from the 1997 second quarter. The decline in the New Zealand dollar currency exchange rate versus the U.S. dollar was partially responsible for the lower Carter Holt Harvey results.

Forest Products 1998 second-quarter net sales were $575 million compared with $590 million for the 1998 first quarter and $680 million for the 1997 second quarter. Operating profit of $90 million for the 1998 second quarter was even with the 1998 first quarter and improved over the $70 million recorded in the 1997 second quarter. Sales and earnings for Carter Holt Harvey's forest products business declined from the 1997 second quarter due to significant reductions in prices and log exports into Asian markets. The 1998 second quarter benefited from a $37 million gain before taxes from the sale of a partnership interest in the Company's Allegheny forestlands. This sale was the fourth in a series of transactions announced in the 1997 second quarter.




Carter Holt Harvey reported net sales of $365 million in the 1998 second quarter, down from $415 million in the 1998 first quarter and $525 million in the 1997 second quarter. Second-quarter 1998 operating profit for Carter Holt Harvey declined to $10 million from $35 million in the 1997 second quarter largely due to the weak Asian markets that have particularly affected log exports and pulp prices, disruptions to production associated with the Kinleith mill modernization and a lower contribution from Carter Holt Harvey's investments in Chile. About $5 million of the earnings decline from the prior year is due to unfavorable currency exchange rate changes. Carter Holt Harvey's results, which have been adjusted to conform with U.S. generally accepted accounting principles and International Paper's classifications, are included in the preceding segment discussions as applicable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $533 million for the 1998 first half compared with $497 million in the 1997 six-month period. Improved earnings together with lower working capital requirements accounted for the increase.

Investments in capital projects totaled $472 million for the 1998 six months, slightly ahead of the $460 million spent during the 1997 six-month period. Mergers and acquisitions totaled $202 million for the 1998 first half. A description of the acquisitions completed during the first half of 1998 is included in the following mergers and acquisitions section. Proceeds from divested businesses totaled $230 million which included certain imaging businesses, the label business and the building products business of Carter Holt Harvey.

Cash flow generated by operations is anticipated to be adequate to fund expected capital expenditures, which have been lowered to approximately $1.1 billion for 1998, below expected 1998 depreciation expense. Capital spending will continue to be focused on the Company's stronger, more competitive businesses and is expected to be less than $1.0 billion for 1999.

Financing activities for the 1998 first half include a $382 million net reduction in primarily short-term debt compared with net borrowings of $96 million for the 1997 first half. During the 1998 first quarter, $170 million of 7.005% preferred securities were issued by a subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These preferred securities are classified in the consolidated balance sheet as a minority interest liability. In June 1998, a non-US subsidiary of the Company issued $550 million of preferred securities with a dividend payment that is based on LIBOR. Proceeds from the latter transaction were used to retire short-term borrowings and for other corporate purposes. Dividend payments on both of these preferred securities will be included in minority interest expense.

Common stock dividend payments were $152 million or $.50 per common share for the 1998 first half, even with the prior-year period on a per share basis.

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

In March 1998, IP Forest Resources Company, a subsidiary of International Paper, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit. Early in the 1998 second quarter, Carter Holt Harvey acquired the Australian folding carton business of Riverwood International.

In April 1998, the Company completed the acquisition of Weston Paper and Manufacturing Company, a corrugated manufacturer, in a noncash transaction by exchanging approximately 4.7 million shares of International Paper common stock worth approximately $232 million for all of the outstanding Weston Paper shares.

In June 1998, the Company signed an agreement to purchase OAO Svetogorsk, a Russia-based pulp and paper business. This acquisition should complement International Paper's leading European position in business papers and should enhance the Company's ability to serve growing market demand in Russia and Eastern Europe. This acquisition is expected to be completed by the end of 1998.

In the 1998 third quarter, the Company acquired the Zellerbach distribution business from the Mead Corporation for approximately $263 million. This business will be combined with the Company's xpedx distribution operations.

RESTRUCTURING ACTIONS

Certain of the imaging products printing and graphic arts businesses were sold in late February 1998 and the remaining imaging businesses were sold early in the 1998 second quarter. The Company's label business and Carter Holt
Harvey's building products business were also sold during the 1998 second quarter. The sale of the Veratec nonwovens business was completed in the 1998 third quarter.

With the sale of the Veratec nonwovens business, the Company has successfully completed the sale of approximately $1 billion of assets previously announced as part of its 1997 restructuring plan. In addition to these divestitures, an incremental $500 million of non-strategic assets are expected to be sold over the next nine months.


OTHER

Minority interest expense for the 1998 second quarter declined primarily due to lower earnings for Carter Holt Harvey, which is owned approximately 50% by International Paper.

The effective income tax rate for the 1998 first half declined to 30% from 34% in the 1997 first half before special items primarily due to certain state tax credits and changes in the mix of estimated annual earnings.

YEAR-2000 COSTS

The Year-2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

Many of our systems and related software are year-2000 compliant. However, we have a program in place designed to bring the remaining software and systems into year-2000 compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems, significant vendors and customers. We are utilizing internal personnel, contract programmers and vendors to identify year-2000 noncompliance problems, modify code and test the modifications. In some cases, noncompliant software and hardware will be replaced.

We now estimate that the incremental costs will be approximately $135 million plus or minus 30%, exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs are expected to be incurred during the next twelve months. The increase over the previously reported forecast of $65 million is the result of the identification of more production facility systems that need to be modified as detailed inventories are being completed. These systems represent our greatest area of risk and plans are currently being formulated to reduce the risk of non-compliance of these systems.

Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

In the event our plan for achieving Year-2000 compliance is not completed on time, critical processes may not work which could result in safety and environmental exposures and significant losses in production. However, failure to meet critical milestones identified in our plans would provide advance notice and steps would be taken to prevent injuries to employees and others and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternative plans.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING
THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR-2000 COMPLIANCE.

ITEM 3. OTHER FINANCIAL INFORMATION

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment


                                   Three Months Ended                            Six Months Ended
                                        June 30,                                    June 30,
                               ----------------------------------      ------------------------------------
                                     1998              1997                  1998                1997
                               ---------------   ----------------      ---------------     ----------------
Printing Papers               $         1,255   $          1,340      $         2,635     $          2,720
Packaging                               1,285              1,255                2,485                2,445
Distribution                            1,205              1,125                2,430                2,215
Specialty Products                        625                890                1,375                1,750
Forest Products                           575                680                1,165                1,285
Less:  Intersegment Sales                (238)              (256)                (515)                (519)
                               ---------------   ----------------      ---------------     ----------------
Net Sales                     $         4,707   $          5,034      $         9,575     $          9,896
                               ---------------   ----------------      ---------------     ----------------
                               ---------------   ----------------      ---------------     ----------------

The above amounts include Carter Holt Harvey net sales of $365 million and $525 million for the three months ended June 30, 1998 and 1997, respectively, and $780 million and $995 million for the six months ended June 30, 1998 and 1997, respectively.

Operating Profit by Industry Segment

                                                                       Six Months Ended June 30, 1997
                                                Six Months                    Before                              After
                                               Ended June 30,                Special          Special            Special
                                                   1998                       Items           Items(2)            Items
                                              --------------------     -----------------   ---------------  ----------------
                                              --------------------     -----------------   ---------------  ----------------


Printing Papers                                $              120       $            25     $       (215)     $        (190)
Packaging                                                     150                   115              (45)                70
Distribution                                                   40                    50              (15)                35
Specialty Products                                            105                   170             (200)               (30)
Forest Products                                               180                   160              (50)               110
                                              --------------------     -----------------   ---------------  ----------------
                                              --------------------     -----------------   ---------------  ----------------
Operating Profit (Loss)                                       595                   520             (525)               (5)
Corporate items, net                                          (59) (1)              (29)            (160)             (189)
Interest expense, net                                        (255)                 (255)                              (255)
Income tax (provision) benefit                                (84) (1)              (80)             207               127
Minority interest expense, net of taxes                       (36)                  (63)                               (63)
                                              --------------------     -----------------   ---------------  ----------------
                                              --------------------     -----------------   ---------------  ----------------
   Net Earnings (Loss)                         $              161 (1)   $            93     $       (478)     $       (385)
                                              --------------------     -----------------   ---------------  ----------------
                                              --------------------     -----------------   ---------------  ----------------

The above amounts include Carter Holt Harvey operating profit of $20 million and $65 million for the six months ended June 30, 1998 and 1997, respectively.

(1) Includes a $6 million pre-tax charge ($4 million after taxes or $.01 per share) to write off in-process research and development costs related to an acquisition by an investee company.

(2) Includes a $535 million pre-tax business improvement charge ($385 million after taxes or $1.28 per share ) and a $150 million pre-tax provision for legal reserve ($93 million after taxes or $.31 per share).



                                                   June 30,                  December 31,
Assets by Industry Segment                          1998                        1997
                                             ---------------------    ---------------------
Printing Papers                             $               7,747    $               7,810
Packaging                                                   6,330                    6,198
Distribution                                                1,447                    1,421
Specialty Products                                          2,715                    3,106
Forest Products                                             4,540                    4,868
Equity Investments                                          1,014                    1,046
Corporate                                                   2,748                    2,305
                                             ---------------------    ---------------------
                                             ---------------------    ---------------------
Assets                                      $              26,541    $              26,754
                                             ---------------------    ---------------------
                                             ---------------------    ---------------------

                    Financial Information by Geographic Area
                                   (Unaudited)
                                  (In millions)

Net Sales by Geographic Area                               Six Months Ended June 30,
                                                 ----------------------------------------------
                                                              1998                       1997
                                                 ---------------------    ---------------------
United States                                   $               7,270    $               7,180
Europe                                                          1,510                    1,735
Pacific Rim                                                       845                    1,080
Other                                                             110                      105
Less: Intergeographic Sales                                      (160)                    (204)
                                                 ---------------------    ---------------------
Net Sales                                       $               9,575    $               9,896
                                                 ---------------------    ---------------------
                                                 ---------------------    ---------------------



Operating Profit by Geographic Area

                                                                   Six Months Ended June 30, 1997
                                                        -------------------------------------------------------
                                    Six Months             Before                                 After
                                    Ended June 30,        Special            Special             Special
                                      1998                 Items             Items (1)            Items
                                --------------------    ----------------   ----------------    ----------------
                                --------------------    ----------------   ----------------    ----------------
United States                  $                510    $            395   $          (340)    $             55
Europe                                           55                  45              (185)                (140)
Pacific Rim                                      20                  70                                     70
Other                                            10                  10                                     10
                                --------------------    ----------------   ----------------    ----------------
Operating Profit (Loss)        $                595    $            520   $          (525)    $             (5)
                                --------------------    ----------------   ----------------    ----------------
                                --------------------    ----------------   ----------------    ----------------



(1) Includes a $535 million pre-tax business improvement charge ($385 million after taxes or $1.28 per share).

Assets by Geographic Area

                                                    June 30, 1998              December 31, 1997
                                                 ---------------------    ------------------------
                                                 ---------------------    ------------------------
United States                                   $              15,748    $                 15,650
Europe                                                          3,506                       3,635
Pacific Rim                                                     3,348                       3,929
Other                                                             177                         189
Equity Investments                                              1,014                       1,046
Corporate                                                       2,748                       2,305
                                                 ---------------------    ------------------------
Assets                                          $              26,541    $                 26,754
                                                 ---------------------    ------------------------
                                                 ---------------------    ------------------------

Production by Products

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                    June 30,
                                              ------------------------------------   --------------------------------------------
                                                1998                1997                   1998                   1997
                                              ---------------  -------------------   -------------------    ---------------------
Printing Papers (In thousands of tons)

     White Papers and Bristols                           916                  978                 1,906                    2,005
     Coated Papers                                       308                  334                   640                      644
     Market Pulp (A)                                     438                  526                   950                    1,101
     Newsprint                                            23                   19                    47                       40

Packaging (In thousands of tons)

     Containerboard                                      698                  698                 1,407                    1,397
     Bleached Packaging Board                            551                  542                 1,072                    1,091
     Industrial Papers                                   151                  167                   312                      339
     Industrial and Consumer Packaging (B)               936                  897                 1,718                    1,704


Specialty Products (In thousands of tons)

     Tissue                                               37                   39                    72                       71

Forest Products (In millions)

     Panels (sq. ft. 3/8" basis) (C)                     414                  369                   774                      670
     Lumber (board feet)                                 563                  545                 1,092                    1,026
     MDF (sq. ft. 3/4" basis)                             49                   54                    97                      106
     Particleboard (sq. ft. 3/4" basis)                   48                   47                    95                       92

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the common stock of the Company was held on May 12, 1998. The shareholders voted on*:

(a) the election of three directors to Class I. The votes for and those withheld for each nominee were:

                    For            Withheld
                    ---            --------
Mr. Bijur        243,047,662       2,235,079

Mr. Dillon       242,997,831       2,284,910

Mr. Kennedy      243,076,566       2,206,175

(b) the appointment of Arthur Andersen LLP as independent auditors for 1998 was approved and the votes were:

                 For:              Against:               Abstentions:
                 244,271,893       434,775                   576,073

(c) the shareholder proposal for a schedule of total phaseout of chlorine-containing compounds for papermaking was defeated and the votes were:

                 For:              Against:                  Abstentions:
                 5,903,541         194,206,666               8,756,997



------------
*If a specific category for, against withheld, abstentions and broker no-votes is omitted, the number is zero.

ITEM 5. OTHER INFORMATION

The Company announced changes in senior management responsibility and the appointment of an additional officer.

The executive officers of the Company are now:

John T. Dillon, 59, Chairman and Chief Executive Officer;

James P. Melican, 57, Executive Vice President-Legal & External Affairs, responsible for Business Development and Planning, Corporate Communications, Public Affairs, Investor Relations, Legal, Secretary's Office, IP Realty and the Company's business development in Asia and Latin/South America;

David W. Oskin, 55, Executive Vice President-Consumer Packaging, responsible for the Company's Bleached Board, Liquid Packaging, Folding Carton and
Imperial Bondware businesses, and for Carter Holt Harvey;

C. Wesley Smith, 59, Executive Vice President-Operations Group, responsible for Technology, Logistics, Environment Health & Safety, Work Systems, Quality Management staff organizations, the Land & Timber, and Logging & Fiber Supply operations;

Milan J. Turk, 59, Executive Vice President-Specialty Businesses, responsible for Arizona Chemical, Petroleum & Minerals, Industrial Papers, Fine Papers and Pulp;

Robert M. Amen, 49, President of International Paper-Europe, responsible for Aussedat Rey, Zanders, Tait and Kwidzyn operations;

Robert M. Byrnes, 61, Senior Vice President-Human Resources, responsible for Human Resources;

Thomas E. Costello, 59, Senior Vice President-Distribution, responsible for the Company's distribution activities;

Douglas Fox, 50, Senior Vice President-Marketing, responsible for Marketing and Corporate Advertising;

Newland A. Lesko, 53, Senior Vice President-Industrial Packaging, responsible for the Company's Containerboard & Kraft businesses, U.S. Container and International Container;

Marianne M. Parrs, 54, Senior Vice President-Administration and Chief Financial Officer, responsible for Finance, Information Technology and Human Resources;

William H. Slowikowski, 54, Senior Vice President-Printing Papers, responsible for Printing & Office Papers, Coated Publication & Bristols, and Converting and Specialty;

Manco Snapp, 55, Senior Vice President-Building Materials, responsible for the Company's Decorative Products, Masonite and Wood Products businesses;

Dennis W. Thomas, 54, Senior Vice President-Public Affairs and Communications;

Andrew R. Lessin, 55, Vice President and Controller;

William B. Lytton, 49, Vice President and General Counsel.

                           PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            (10) International Paper Company Long-Term
                 Incentive Compensation Plan.

            (11)  Statement of Computation of Per Share Earnings
            (12)  Computation of Ratio of Earnings to Fixed Charges
            (27)  Financial Data Schedule

(b)         Reports on Form 8-K

            Reports on Form 8-K were filed on April 14, 1998 and June 9, 1998. The April 14, 1998 Report on Form 8-K attached a press release announcing first-quarter earnings. The June 9, 1998 Report on Form 8-K announced a restructuring of the company, changes in senior management responsibility and the appointment of additional officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

Date:   August 14, 1998                       By /s/ MARIANNE M. PARRS
                                                 ---------------------
                                              Marianne M. Parrs
                                              Senior Vice President
                                              and Chief Financial Officer



Date:   August 14, 1998                       By /s/ ANDREW R. LESSIN
                                                 --------------------
                                              Andrew R. Lessin
                                              Vice President, Controller and
                                              Chief Accounting Officer