Form 10-Q/A
period 1998-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1998-08-31
CIK 51434

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

                           INTERNATIONAL PAPER COMPANY

                                      INDEX


PART I.   Financial Information



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Updated and Revised




PART II.  Other Information



Item 6.   Exhibits and Reports on Form 8-K



Signatures

                          PART I. FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                    YEAR 2000


The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

Many of our systems and related software are Year 2000 compliant. However, we have a program in place designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. Our program recognizes that date sensitive systems may fail at different points in time depending on their function. Forward looking production and procurement systems may fail earlier and require corrective actions sooner to allow for reasonable testing. Other applications, including gauging and recording systems, may fail only during the transition to Year 2000.

We are utilizing internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced.

We rely on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. We have initiated efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the affects of a single occurrence. We are, however, taking steps to monitor the status of our customers as a means of determining risks and alternatives.

Our manufacturing facilities (mills and converting plants) rely on control systems which include production monitoring, power, emissions and safety. The 46 pulp and paper mills operated by the Company utilize various complex control systems comprised of roughly 1,000 - 2,000 components per mill to monitor and regulate power, emissions and production operations. Failure to identify, correct and test Year 2000 sensitive systems at any one of these facilities could result in manufacturing interruptions, possible environmental contamination or safety hazards. Annual sales for our larger U.S. mills range from approximately $100 million to $500 million at each site.

Control systems used at the 219 converting facilities cover comparable operations, but are typically comprised of 300-500 components per facility. The production impact of a Year 2000 related interruption varies significantly between facilities, but would be typically much smaller in terms of sales than a comparable event at a pulp and paper mill.

While comparable control systems are used, specific facility related configurations exist to meet the needs of production equipment at each of our mills and plants. If a failure were to occur, the potential impact would be isolated to the affected facility. Also, in many cases, we have the capability of manufacturing the same product at different facilities. The consequences of a Year 2000 related event could range from an orderly shutdown of one or more facilities to a sudden halt at one or more facilities with possible safety, environmental and equipment impact. The likelihood of either type of event, or the related financial impact, is not reasonably predictable.

Recovery under existing insurance policies should be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown which does not result in damage to a facility. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles which range from $100,000 to $10 million.

The Company has adopted a nine-step process toward Year 2000 readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identification of where failures may occur, solutions and workarounds and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning; (7) test execution (some manufacturing systems require scheduling of equipment downtime); (8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). The first three steps, planning and awareness, inventory and triage, are largely complete.

We also rely on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event one of these systems was not corrected, our ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, we may not be able to properly apply payments to customer balances or correctly determine cash balances. Centrally controlled administrative applications are approximately 50% complete, with the remainder in the process of code correction or testing. Various non-centrally controlled systems are also utilized by our businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

We now estimate that the incremental costs will be approximately $135 million plus or minus 30%, exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs are expected to be incurred during the next twelve months. The increase over the previously reported estimate of $65 million is the result of the identification of more production facility systems that need to be modified as detailed inventories are completed. These systems represent our greatest area of risk and plans are currently being formulated to reduce the risk of noncompliance of these systems. While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

There is a risk that our plans for achieving Year 2000 compliance may not be completed on time. However, failure to meet critical milestones identified in our plans would provide advance notice, and steps would be taken to prevent injuries to employees and others, and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



          (a)  Exhibits

               (10) International Paper Company Management Incentive Plan, as
                    amended and restated as of January 1, 1998.


          (b)  Reports on Form 8-K - none.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)



               Date: August 31, 1998              By /s/MARIANNE M. PARRS
                                                  -----------------------
                                                  Marianne M. Parrs
                                                  Senior Vice President and
                                                  Chief Financial Officer





               Date: August 31, 1998               By /s/ANDREW R. LESSIN
                                                   -----------------------
                                                   Andrew R. Lessin
                                                   Vice President,Controller and
                                                   Chief Accounting Officer