Form 10-Q
period 1998-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1998-11-13
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For Quarter Ended September 30, 1998             Commission file number 1-3157

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

       Common stock outstanding on October 31, 1998: 307,306,313 shares.

                           INTERNATIONAL PAPER COMPANY


                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.        Financial Information

Item 1.        Financial Statements

               Consolidated Statement of Earnings -
                Three Months and Nine Months Ended
                September 30, 1998 and 1997                                              3

               Consolidated Balance Sheet -
               September 30, 1998 and December 31, 1997                              4 - 5

               Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997                             6

               Consolidated Statement of Common Shareholders' Equity -
               Three Months and Nine Months Ended September 30, 1998 and 1997        7 - 8

               Notes to Consolidated Financial Statements                           9 - 13

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      14 - 19

Item 3.        Other Financial Information                                         20 - 21

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per-share amounts)


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                               --------------------    -------------------
                                                                 1998        1997        1998       1997
                                                               --------    --------    --------   --------
Net Sales                                                      $  4,939    $  5,119    $ 14,514   $ 15,015
                                                               --------    --------    --------   --------

Costs and Expenses
    Cost of products sold                                         3,780       3,791      10,958     11,213
    Selling and administrative expenses                             360         404       1,105      1,174
    Depreciation and amortization                                   301         311         890        949
    Distribution expenses                                           218         233         640        703
    Taxes other than payroll and income taxes                        45          52         144        157
    Oil and gas impairment charge                                    55                      55
    Restructuring and other charges                                 115                     115
    Write off of in-process research and development costs
        acquired by an investee company                                                      6
    Business improvement charge                                                                        535
    Provision for legal reserve                                                                        150
                                                               --------    --------    --------   --------
Total Costs and Expenses                                          4,874       4,791      13,913     14,881
                                                               --------    --------    --------   --------

   Gain on sale of business                                          20                      20
   Reversals of reserves no longer required                          45                      45
                                                               --------    --------    --------   --------

Earnings Before Interest, Income Taxes and Minority Interest        130         328         666        134
     Interest expense, net                                          119         120         374        375
                                                               --------    --------    --------   --------
Earnings (Loss) Before Income Taxes and Minority Interest            11         208         292       (241)
     Income tax provision (benefit)                                 (15)         71          69        (56)
     Minority interest expense, net of taxes                          5          35          41         98
                                                               --------    --------    --------   --------

Net Earnings (Loss)                                            $     21    $    102    $    182   $   (283)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Earnings (Loss)  Per Common Share                              $   0.07    $   0.34    $   0.60   $  (0.94)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Earnings (Loss) Per Common Share - Assuming Dilution           $   0.07    $   0.34    $   0.60   $  (0.94)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Average Shares of Common Stock Outstanding                        307.2       302.3       305.4      301.4
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Cash Dividends Per Common Share                                $   0.25    $   0.25    $   0.75   $   0.75
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                         September 30,   December 31,
                                             1998            1997
                                         -------------   ------------
Assets

Current Assets
   Cash and temporary investments          $   857         $   398
   Accounts and notes receivable, net        2,516           2,404
   Inventories                               2,729           2,760
   Other current assets                        447             383
                                           -------         -------

Total Current Assets                         6,549           5,945
                                           -------         -------

Plants, Properties and Equipment, Net       12,066          12,369
Forestlands                                  2,790           2,969
Investments                                  1,234           1,166
Goodwill                                     2,537           2,557
Deferred Charges and Other Assets            1,904           1,748
                                           -------         -------

Total Assets                               $27,080         $26,754
                                           -------         -------
                                           -------         -------




   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                                                      September 30,       December 31,
                                                                          1998               1997
                                                                      -------------       ------------
Liabilities and Common Shareholders' Equity

Current Liabilities
     Notes payable and current maturities of long-term debt             $  1,330           $  2,212
     Accounts payable                                                      1,230              1,338
     Accrued liabilities                                                   1,369              1,330
                                                                        --------           --------
Total Current Liabilities                                                  3,929              4,880
                                                                        --------           --------

Long-Term Debt                                                             6,908              7,154
Deferred Income Taxes                                                      2,672              2,681
Other Liabilities                                                          1,165              1,236
Minority Interest                                                          1,632              1,643
International Paper-Obligated Mandatorily Redeemable
   Preferred Securities of  Subsidiaries Holding International
   Paper Debentures                                                        1,805                450
Common Shareholders' Equity
      Common stock, $1 par value, issued
         1998 -  307.7  shares, 1997 - 302.9 shares                          308                303
      Paid-in capital                                                      3,867              3,654
      Retained earnings                                                    5,139              5,186
      Accumulated other comprehensive income (loss)                         (313)              (396)
                                                                        --------           --------
                                                                           9,001              8,747
       Less:  Common stock held in treasury, at cost,
          1998 - 0.7 shares, 1997 - 0.7 shares                                32                 37
                                                                        --------           --------
Total Common Shareholders' Equity                                          8,969              8,710
                                                                        --------           --------
Total Liabilities and Common Shareholders' Equity                       $ 27,080           $ 26,754
                                                                        --------           --------
                                                                        --------           --------


   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                             Nine Months Ended
                                                               September 30,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Operating Activities
   Net earnings (loss)                                     $   182    $  (283)
   Depreciation and amortization                               890        949
   Deferred income taxes                                        21       (117)
   Business improvement charge                                            535
   Provision for legal reserve                                            150
   Payments related to restructuring  and legal reserves       (66)       (67)
   Gain on sale of business                                    (20)
   Reversals of reserves no longer required                    (45)
   Oil and gas impairment charge                                55
   Restructuring and other charges                             115
   Write off of in-process research and development
      costs acquired by an investee company                      6
   Other, net                                                   (1)        91
   Changes in current assets and liabilities
      Accounts and notes receivable                             22       (200)
      Inventories                                                4       (139)
      Accounts payable and accrued liabilities                (138)      (131)
      Other                                                    (21)        (9)
                                                           -------    -------

Cash Provided by Operations                                  1,004        779
                                                           -------    -------

Investment Activities
   Invested in capital projects                               (686)      (706)
   Mergers and acquisitions, net of cash acquired             (464)       (37)
   Proceeds from divestitures                                  517
   Other                                                      (158)       (24)
                                                           -------    -------

Cash Used for Investment Activities                           (791)      (767)
                                                           -------    -------

Financing Activities
   Issuance of common stock                                     64        135
   Issuance of preferred securities by subsidiaries          1,525
   Issuance of debt                                            141        489
   Reduction of debt                                        (1,228)      (426)
   Change in bank overdrafts                                   (57)        95
   Dividends paid                                             (229)      (226)
   Other                                                        42         39
                                                           -------    -------

Cash Provided by Financing Activities                          258        106
                                                           -------    -------

Effect of Exchange Rate Changes on Cash                        (12)        (1)
                                                           -------    -------
Change in Cash and Temporary Investments                       459        117
Cash and Temporary Investments
   Beginning of the period                                     398        352
                                                           -------    -------
   End of the period                                       $   857    $   469
                                                           -------    -------
                                                           -------    -------

   The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Three Months Ended September 30, 1998


                                           Common Stock Issued
                                         ----------------------
                                                                                         Accumulated Other
                                                                     Paid-In    Retained  Comprehensive
                                          Shares        Amount       Capital    Earnings  Income (Loss)
                                         --------      --------      --------   --------  -------------

Balance, June 30, 1998                    307,675      $    308      $  3,872   $  5,195     $   (350)
Issuance of stock for various plans             3                          (5)
Repurchase of stock
Cash dividends - common stock
   ($.25 per share)                                                                  (77)
Comprehensive income
   Net earnings                                                                       21
   Realized foreign currency translation
     adjustment related to divestitures                                                            (4)
   Change in cumulative foreign
     currency translation adjustment                                                               41

      Total comprehensive income
                                         --------      --------      --------   --------     --------

Balance, September 30, 1998               307,678      $    308      $  3,867   $  5,139     $   (313)
                                         ========      ========      ========   ========     ========



                                             Treasury Stock
                                          ---------------------
                                                                   Total Common
                                                                   Shareholders'
                                          Shares       Amount        Equity
                                          --------     --------     --------

Balance, June 30, 1998                       260     $     12     $  9,013
Issuance of stock for various plans         (126)          (6)           1
Repurchase of stock                          610           26          (26)
Cash dividends - common stock
   ($.25 per share)                                                    (77)
Comprehensive income
   Net earnings                                                         21
   Realized foreign currency translation
     adjustment related to divestitures                                (4)
   Change in cumulative foreign
     currency translation adjustment                                    41
                                                                  --------
      Total comprehensive income                                        58
                                        --------     --------     --------

Balance, September 30, 1998                  744     $     32     $  8,969
                                        ========     ========     ========




                    Three Months Ended September 30, 1997



                                            Common Stock Issued
                                            ---------------------

                                                                         Paid-In      Retained
                                            Shares        Amount         Capital      Earnings
                                            -------       --------       --------      --------
Balance, June 30, 1997                      302,439       $    302       $  3,649      $  5,104
Issuance of stock for various plans             401              1             12
Repurchase of stock
Cash dividends - common stock
   ($.25 per share)                                                                         (76)
Comprehensive income
   Net earnings                                                                             102
   Change in cumulative foreign
      currency translation adjustment

      Total comprehensive income
                                            -------       --------       --------      --------
Balance, September 30, 1997                 302,840       $    303       $  3,661      $  5,130
                                            -------       --------       --------      --------
                                            -------       --------       --------      --------




                                                              Treasury Stock
                                                           ---------------------
                                       Accumulated Other                             Total Common
                                       Comprehensive                                 Shareholders'
                                       Income (Loss)        Shares       Amount        Equity
                                        --------           --------     --------     -------------
Balance, June 30, 1997                  $   (232)              678      $     30      $    8,793
Issuance of stock for various plans                           (864)          (39)             52
Repurchase of stock                                            640            35             (35)
Cash dividends - common stock
   ($.25 per share)                                                                          (76)
Comprehensive income
   Net earnings                                                                              102
   Change in cumulative foreign
      currency translation adjustment        (87)                                            (87)
                                                                                        --------
      Total comprehensive income                                                              15
                                        --------            --------      --------      --------
Balance, September 30, 1997             $   (319)                454      $     26      $  8,749
                                        --------            --------      --------      --------
                                        --------            --------      --------      --------




The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Nine Months Ended September 30, 1998



                                           Common Stock Issued
                                           -------------------
                                                                                       Accumulated Other
                                                                 Paid-In    Retained   Comprehensive
                                           Shares    Amount      Capital    Earnings   Income (Loss)
                                           -------   --------    --------   --------   -----------------
Balance, December 31, 1997                 302,910   $    303    $  3,654   $  5,186      $   (396)
Issuance of stock for acquisition            4,683          5         227
Issuance of stock for various plans             85                    (14)
Repurchase of stock
Cash dividends - common stock
   ($.75 per share)                                                             (229)
Comprehensive income
   Net earnings                                                                  182
   Realized foreign currency translation
     adjustment related to divestitures                                                          7
   Change in cumulative foreign
     currency translation adjustment                                                            76

      Total comprehensive income
                                           -------   --------    --------   --------      --------
Balance, September 30, 1998                307,678   $    308    $  3,867   $  5,139      $   (313)
                                           -------   --------    --------   --------      --------
                                           -------   --------    --------   --------      --------




                                                 Treasury Stock
                                               -----------------------
                                                                           Total Common
                                                                           Shareholders'
                                               Shares          Amount         Equity
                                               --------       --------     -----------

Balance, December 31, 1997                          726       $     37       $  8,710
Issuance of stock for acquisition                                                 232
Issuance of stock for various plans              (1,832)           (90)            76
Repurchase of stock                               1,850             85            (85)
Cash dividends - common stock
   ($.75 per share)                                                              (229)
Comprehensive income
   Net earnings                                                                   182
   Realized foreign currency translation
     adjustment related to divestitures                                             7
   Change in cumulative foreign
     currency translation adjustment                                               76

                                                                             --------
      Total comprehensive income                                                  265
                                               --------       --------       --------
Balance, September 30, 1998                         744       $     32       $  8,969
                                               ========       ========       ========




                      Nine Months Ended September 30, 1997






                                            Common Stock Issued
                                            ----------------------
                                                                                                    Accumulated Other
                                                                       Paid-In        Retained      Comprehensive
                                              Shares      Amount       Capital        Earnings      Income (Loss)
                                            --------      --------      --------      --------      -----------------
Balance, December 31, 1996                   300,824      $    301      $  3,599      $  5,639      $   (173)
Issuance of stock for various plans            2,016             2            62
Repurchase of stock
Cash dividends - common stock
   ($.75 per share)                                                                       (226)
Comprehensive income
   Net earnings (loss)                                                                    (283)
   Change in cumulative foreign
      currency translation adjustment                                                                   (146)

      Total comprehensive income (loss)
                                            --------      --------      --------      --------      --------
Balance, September 30, 1997                  302,840      $    303      $  3,661      $  5,130      $   (319)
                                            --------      --------      --------      --------      --------
                                            --------      --------      --------      --------      --------



                                                Treasury Stock
                                             -------------------
                                                                     Total Common
                                                                     Shareholders'
                                             Shares       Amount       Equity
                                             ------       ------     ------------
Balance, December 31, 1996                       554     $     22     $  9,344
Issuance of stock for various plans           (1,987)         (85)         149
Repurchase of stock                            1,887           89          (89)
Cash dividends - common stock
   ($.75 per share)                                                       (226)
Comprehensive income
   Net earnings (loss)                                                    (283)
   Change in cumulative foreign
      currency translation adjustment                                     (146)

                                                                      --------
      Total comprehensive income (loss)                                   (429)
                                            --------     --------     --------
Balance, September 30, 1997                      454     $     26     $  8,749
                                            --------     --------     --------
                                            --------     --------     --------


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

2. Earnings per common share were computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share - assuming dilution were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share and earnings per common share - assuming dilution is as follows:


                                                             Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
  In millions                                                1998          1997          1998          1997
                                                           --------      --------      --------      --------

Net earnings (loss)                                        $     21      $    102      $    182      $   (283)
Effect of dilutive securities
   Preferred securities of subsidiary trust
                                                           --------      --------      --------      --------
Net earnings (loss) - assuming dilution                    $     21      $    102      $    182      $   (283)
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------

Average common shares outstanding                             307.2         302.3         305.4         301.4
Effect of dilutive securities
   Long-term incentive plan deferred compensation              (0.8)         (0.8)         (0.8)         (0.9)
   Stock options                                                0.8           3.1           1.5
   Preferred securities of subsidiary trust
                                                           --------      --------      --------      --------
Average common shares outstanding - assuming dilution         307.2         304.6         306.1         300.5
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------

Earnings (loss) per common share                           $   0.07      $   0.34      $   0.60      $  (0.94)
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------
Earnings (loss) per common share - assuming dilution       $   0.07      $   0.34      $   0.60      $  (0.94)
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------

If an amount does not appear in the above table, the security was antidilutive for the period presented.


3. In July 1998, International Paper acquired the Zellerbach distribution business from The Mead Corporation for approximately $263 million. Zellerbach is being integrated into xpedx, the Company's distribution business.

     In April 1998, International Paper completed the previously announced acquisition of Weston Paper and Manufacturing Company by exchanging about
     4.7 million International Paper common shares valued at approximately $232 million for the outstanding Weston shares in a noncash transaction.

     Carter Holt Harvey, a subsidiary of International Paper, acquired Riverwood International, an Australia - based folding carton business for approximately $46 million. The results of this acquisition are included in the consolidated financial statements of International Paper as of April 1998.

     In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and surrounding countries. Also in February 1998, Carter Holt Harvey and International Paper jointly acquired Australia-based Continental Cup. This acquisition will allow Carter Holt Harvey and International Paper's cup subsidiary, Imperial Bondware, to offer a full line of food service products in the Australian and New Zealand markets.

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

5. In June 1998, a $6 million pre-tax charge ($4 million after taxes or $.01 per share) was recorded to write off in-process research and development costs related to an acquisition by Scitex, an investee company owned approximately 13% by International Paper.

6. In September 1998, the Company completed the last in a series of five transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. This third-quarter 1998 transaction resulted in a gain of approximately $37 million before taxes. A similar transaction was completed in each of the previous four quarters.

7. In September 1998, International Paper Capital Trust III issued $805 million of International Paper-obligated mandatorily redeemable preferred securities. International Paper Capital Trust III is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 7 7/8% debentures. The obligations of International Paper Capital Trust III related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are mandatorily redeemable on December 1, 2038.

     In June 1998, IP Finance (Barbados) Limited, a non-U.S. wholly-owned consolidated subsidiary of International Paper, issued $550 million of preferred securities with a dividend payment based on LIBOR. These preferred securities are mandatorily redeemable on June 30, 2008. A distribution of $10 million was paid in the quarter ended September 30, 1998.

     In March 1998, Timberlands Capital Corp. II, Inc., a wholly-owned consolidated subsidiary of International Paper, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are not mandatorily redeemable and are classified in the consolidated balance sheet as a minority interest liability.

     In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. The Trust is a wholly-owned consolidated subsidiary of International Paper, and its sole assets are International Paper 5 1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock. Preferred securities distributions of $18 million were paid during each of the nine months ended September 30, 1998 and 1997.

     Distributions related to each of the above preferred securities are classified as minority interest expense in the consolidated statement of earnings.

8. In the 1998 third quarter, the Company recorded special items totaling a pre-tax loss of $105 million ($56 million after taxes and minority interest or $.18 per share). These special items included a $20 million pre-tax gain ($12 million after taxes or $.04 per share) on the sale of the Company's Veratec nonwovens business; a $45 million pre-tax gain ($27 million after taxes or $.09 per share) from the reversal of previously established reserves that are no longer required; and a $55 million pre-tax charge ($33 million after taxes or $.11 per share) for the impairment of oil and gas reserves due to low prices. The third-quarter special items also included a $115 million pre-tax charge ($62 million after taxes and minority interest or $.20 per share) primarily related to the first phase of a program in the printing papers segment to realign U.S. manufacturing operations with customers and simplify product mix; the indefinite shutdown of the Gardiner, Oregon linerboard mill; the closure of Carter Holt Harvey's Taupo, New Zealand sawmill and its Myrtleford, Australia tissue pulp mill; severance and systems costs, primarily for the reorganization of the forest resources and distribution businesses; and our share of the write-down taken by Scitex, a 13% investee company, to exit its digital video business. The $115 million charge included $65 million of asset write-downs and $50 million of severance costs.


     In June 1997, a $535 million pre-tax business improvement reserve ($385 million after taxes or $1.28 per share) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses included in the reserve and $95 million for severance and other expenses. The majority of the reserve related to the restructuring of the printing papers business in the United States and overseas and the sale of certain specialty businesses. In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes or $.26 per share) was recorded for anticipated losses on the sale of the remaining imaging businesses. While certain other actions are still underway, we have determined that $45 million of the $660 million of previously established reserves, primarily related to the Imaging sale and the Veratec restructuring which did not take place because of its eventual sale, are no longer required and have been returned to earnings in the 1998 third quarter. At this point, approximately 85% of the anticipated earnings improvement of $100 million has been realized.

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

11.  Inventories by major category include (in millions):



                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------   ------------
     Raw materials                                       $  447         $  478
     Finished pulp, paper and packaging products          1,544          1,466
     Finished lumber and panel products                     182            160
     Operating supplies                                     390            387
     Other                                                  166            269
                                                         ------         ------
           Total                                         $2,729         $2,760
                                                         ------         ------
                                                         ------         ------



12. Interest payments made during the nine-month periods ended September 30, 1998 and 1997 were $484 million and $493 million, respectively. The Company capitalized net interest costs of $34 million for the nine months ended September 30, 1998 and $47 million for the nine months ended September 30, 1997. Total interest expense was $445 million for the 1998 nine months and $441 million for the 1997 nine months. Income tax payments made during the nine months ended September 30, 1998 and 1997 were $119 million and $161 million, respectively.

13. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $243 million and $268 million at September 30, 1998 and December 31, 1997, respectively.

14. Accumulated depreciation was $10.4 billion at September 30, 1998 and $10.0 billion at December 31, 1997. The allowance for doubtful accounts was $89 million at September 30, 1998 and $93 million at December 31, 1997.

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

16. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires the presentation of segment information on a basis consistent with that used by management for operating decisions. The provisions of this statement will be adopted in the 1998 fourth quarter.

17. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's third-quarter 1998 net sales were $4.9 billion compared with 1997 third-quarter net sales of $5.1 billion and 1998 second-quarter net sales of $4.7 billion. Sales contributions from acquisitions were offset by lower pricing and volumes for many products; the sale of certain businesses; and the decline in the New Zealand dollar versus the U.S. dollar.

Third-quarter 1998 earnings were $77 million or $.25 per share before special items compared with net earnings of $90 million or $.29 per share before special items in the 1998 second quarter and $102 million or $.34 per share in the 1997 third quarter. Third-quarter 1998 net earnings were $21 million or $.07 per share after special items that amounted to a pre-tax loss of $105 million ($56 million after taxes and minority interest or $.18 per share). Second-quarter net earnings were $86 million or $.28 per share after a charge to write off in-process research and development costs acquired by Scitex, a 13% investee company of International Paper.

Earnings declined from the 1998 second quarter and the 1997 third quarter due to difficult market conditions that continue to negatively impact our performance. The strong U.S. dollar and uncertain global economic conditions have resulted in continued weak industry demand. While worldwide market conditions cannot be significantly influenced by the Company, our restructuring measures and cost reduction efforts will allow for the improved performance of our businesses. The Company continues to closely monitor paper and packaging inventory levels and took about 200,000 tons of market and maintenance related downtime during the 1998 third quarter.

Third-quarter 1998 operating profit totaled $285 million compared with $305 million in the 1998 second quarter and $340 million in the 1997 third quarter. After consideration of the components of the special items which impacted the segment operating results, third-quarter 1998 operating profit totaled $185 million. Following are discussions of 1998 third-quarter results for each of the business segments which are based on results before special items.

Printing Papers 1998 third-quarter net sales of $1.2 billion were down from $1.4 billion in the 1997 third quarter and $1.3 billion in the 1998 second quarter. Operating profit for the 1998 third quarter was $20 million, down from $50 million in the 1998 second quarter and $65 million reported in the 1997 third quarter. Lower prices primarily for uncoated papers and pulp, which more than offset modest increases in sales volumes from the previous quarter, were responsible for the earnings decline.

Packaging 1998 third-quarter net sales were $1.3 billion, about even with the 1998 second quarter, and ahead of 1997 third-quarter net sales of $1.2 billion. The acquisition of Weston Paper contributed to the increase over the 1997 third quarter. Third-quarter 1998 operating profit declined to $70 million from $90 million in the previous quarter mainly due to lower prices and volumes. Third-quarter 1998 operating profit was ahead of the $35 million recorded in the 1997 third quarter mainly due to improved containerboard prices.

Distribution 1998 third-quarter net sales of $1.5 billion were ahead of the 1998 second quarter and the 1997 third quarter primarily due to the acquisition of Zellerbach. Operating profit increased to $25 million for the 1998 third quarter, up from the $20 million reported in the 1998 second quarter and the 1997 third quarter. Earnings improvements were due to cost reduction efforts, an increased focus on account profitability, and the continued smooth integration of the Zellerbach business.

Specialty Products 1998 third-quarter net sales declined to $565 million from $625 million in the 1998 second quarter and $860 million in the 1997 third quarter primarily due to the divestiture of the imaging products and Veratec nonwovens businesses and lower tissue sales for Carter Holt Harvey. Third-quarter operating profit was $60 million, up slightly from $55 million in the 1998 second quarter but down from $85 million in the 1997 third quarter. Lower oil and gas prices, divestitures and lower Carter Holt Harvey earnings were primarily responsible for the decline in operating profit from the 1997 third quarter.

Forest Products 1998 third-quarter net sales were $565 million compared with $575 million in the 1998 second quarter and $720 million in the 1997 third quarter. Operating profit of $110 million for the 1998 third quarter was up from $90 million in the 1998 second quarter primarily due to price improvements for oriented strand board. Operating profit declined from the $135 million reported in the 1997 third quarter reflecting lower wood products prices. Sales and earnings for Carter Holt Harvey's forest products business declined from the 1997 third quarter due to significant reductions in prices and volumes reflecting continued weakness in Asian markets. The 1998 third quarter benefited from a $37 million gain before taxes from the sale of a partnership interest in the Company's Allegheny forestlands. This sale was the fifth and final in a series of transactions announced in the 1997 second quarter.

Carter Holt Harvey reported net sales of $345 million in the 1998 third quarter compared with $365 million in the 1998 second quarter and $480 million in the 1997 third quarter. Third-quarter 1998 operating profit for Carter Holt Harvey was breakeven, down from $10 million in the 1998 second quarter and $20 million in the 1997 third quarter. The major factors impacting the reduction in operating earnings were volume and price declines for many of Carter Holt Harvey's export products due to the Asian economic crisis; downtime and subsequent ramp-up associated with the Kinleith mill modernization; and the weak New Zealand economy. Carter Holt Harvey's operating profit that is consolidated into the Company's financial statements and is included in each of the preceding segment discussions has been adjusted to reflect U.S. generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $1.0 billion for the 1998 nine months compared with $779 million for the 1997 nine months. Lower working capital requirements, primarily for accounts receivable and inventories, accounted for much of the increase in operating cash flow.

Investments in capital projects declined to $686 million for the 1998 nine months, down from $706 million for the 1997 nine months. Mergers and acquisitions totaled $464 million for the 1998 nine month period. A description of the current-year acquisitions is included in the following mergers and acquisitions section. Proceeds from businesses divested during 1998 totaled $517 million which included certain Imaging products businesses; the label business; the building products business of Carter Holt Harvey; and the Veratec nonwovens business.

Cash flow generated by operations is anticipated to be adequate to fund expected capital expenditures, which have been lowered to approximately $1.1 billion for 1998, below expected 1998 depreciation expense. Capital spending will continue to be focused on the Company's stronger, more competitive businesses and is expected to be less than $1.0 billion for 1999.

Financing activities for the 1998 nine months include a $1.1 billion net reduction in primarily short-term debt and the issuance of $1.5 billion of preferred securities of subsidiaries. During the 1998 first quarter, $170 million of 7.005% preferred securities were issued by a wholly-owned domestic subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. In June 1998, a wholly-owned non-U.S. subsidiary of the Company issued $550 million of preferred securities with a dividend payment that is based on LIBOR. In September 1998, IP Capital Trust III, a wholly-owned U.S. subsidiary of the Company issued $805 million of 7 7/8% mandatorily redeemable preferred securities due 2038. Proceeds from these transactions were primarily used to retire short-term borrowings and for other corporate purposes. All of the above subsidiaries are consolidated into the financial statements of International Paper.
Dividend payments on these preferred securities are included in minority interest expense.

Common stock dividend payments were $229 million or $.75 per common share for the 1998 nine months, even with the prior-year on a per share basis.


MERGERS AND ACQUISITIONS

In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and surrounding countries.

Also in February 1998, Carter Holt Harvey and International Paper jointly acquired Australia-based Continental Cup. This acquisition will allow Carter Holt Harvey and International Paper's cup subsidiary, Imperial Bondware, to offer a full line of food service products in the Australian and New Zealand markets.

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

Early in the 1998 third quarter, the Company acquired the Zellerbach distribution business from The Mead Corporation for approximately $263 million. This business is being combined with the Company's xpedx distribution operations.


RESTRUCTURING AND SPECIAL ITEMS

In the 1998 third quarter, the Company recorded special items totaling a pre-tax loss of $105 million ($56 million after taxes and minority interest or $.18 per share). These special items included a $20 million pre-tax gain ($12 million after taxes or $.04 per share) on the sale of the Company's Veratec nonwovens business; a $45 million pre-tax gain ($27 million after taxes or $.09 per share) from the reversal of previously established reserves that are no longer required; and a $55 million pre-tax charge ($33 million after taxes or $.11 per share) for the impairment of oil and gas reserves due to low prices. The third-quarter special items also included a $115 million pre-tax charge ($62 million after taxes and minority interest or $.20 per share) primarily related to the first phase of a program in the printing papers segment to realign U.S. manufacturing operations with customers and simplify product mix; the indefinite shutdown of the Gardiner, Oregon linerboard mill; the closure of Carter Holt Harvey's Taupo, New Zealand sawmill and its Myrtleford, Australia tissue pulp mill; severance and systems costs, primarily for the reorganization of the forest resources and distribution businesses; and our share of the write-down taken by Scitex, a 13% investee company, to exit its digital video business. The $115 million charge included $65 million of asset write-downs and $50 million of severance costs.

In 1997, reserves amounting to $660 million were established to improve the Company's financial performance by closing or divesting of operations that no longer met financial or strategic objectives. While certain other actions are still underway, we have determined that $45 million of the reserves, primarily related to the Imaging sale and the Veratec restructuring, which did not take place because of its eventual sale, are no longer required and have been returned to earnings in the 1998 third quarter. At this point, approximately 85% of the anticipated earnings improvement of $100 million has been realized.

The divestitures anticipated in the previously announced restructuring plan, which resulted in $1 billion in proceeds, have been completed, and the Company has announced the intent to sell an additional $500 million of nonstrategic assets. Divestitures in 1998 included certain Imaging products businesses which were sold during the first and second quarters; the Company's label business and Carter Holt Harvey's building products business which were sold during the second quarter; and the Veratec nonwovens business which was sold during the third quarter.

OTHER

Minority interest expense for the 1998 third quarter declined primarily due to lower earnings associated with Carter Holt Harvey, which is owned just over 50% by International Paper.

The effective income tax rate for the 1998 nine months declined to 28% from 34% for the 1997 nine months before special items primarily due to certain state tax credits and changes in the mix of estimated annual earnings. After special items, the 1998 third-quarter effective tax rate was 24% and the 1997 third-quarter effective tax rate was a benefit of 23%. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the nine-month periods ended September 30, 1998 and 1997.


                                                                1998                                          1997
                                              ------------------------------------------    -------------------------------------
                                               Pre-Tax         Tax                           Pre-Tax         Tax
                                               Earnings       Expense         Effective      Earnings      Expense     Effective
                                                (Loss)       (Benefit)        Tax Rate       (Loss)       (Benefit)    Tax Rate
                                               --------      ---------        ---------      ---------    ---------    ---------

Before special items                            $ 403          $ 113             28%         $ 444          $ 151         34%
Gain on sale of business                           20              8             40%
Reversal of reserves no longer required            45             18             40%
Oil and gas impairment charge                     (55)           (22)            40%
Restructuring and other charges                  (115)           (46)            40%
Write off of in-process research and
   development costs acquired by an
   investee company                                (6)            (2)            33%
Business improvement charge                                                                   (535)          (150)        28%
Provision for legal reserve                                                                   (150)           (57)        38%
                                                -----          -----                          -----          -----

After special items                             $ 292          $  69             24%         $(241)         $ (56)        23%
                                                -----          -----                         -----          -----
                                                -----          -----                         -----          -----

YEAR-2000 COSTS

The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

Many of our systems and related software are Year 2000 compliant. However, we have a program in place designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and significant vendors and customers. Our program recognizes that date sensitive systems may fail at different points in time depending on their function. Forward-looking production and procurement systems may fail earlier and require corrective actions sooner to allow for reasonable testing. Other applications, including gauging and recording systems, may fail only during the transition to Year 2000.

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

Our manufacturing facilities (mills and converting plants) rely on control systems which include production monitoring, power, emissions and safety. The 46 pulp and paper mills operated by the Company utilize various complex control systems comprised of roughly 1,000-2,000 components per mill to monitor and regulate power, emissions and production operations. Failure to identify, correct and test Year 2000 sensitive systems at any one of these facilities could result in manufacturing interruptions, possible environmental contamination or safety hazards. Annual sales for our larger U.S. mills range from approximately $100 million to $500 million at each site.

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

Production facility systems represent our greatest area of risk and plans are currently being formulated to reduce the risk of noncompliance of these systems. This includes contingency plans and the establishment of critical milestones. While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. Production facility shutdowns could have a material adverse effect on the Company's results of operations, financial condition and cash flows. Recovery under existing insurance policies should be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown which does not result in damage to a facility. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles which range from $100,000 to $10 million.

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

We also rely on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event one of these systems was not corrected, our ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, we may not be able to properly apply payments to customer balances or correctly determine cash balances. Centrally controlled administrative applications are approximately 55% complete, with the remainder in the process of code correction or testing. Various non-centrally controlled systems are also utilized by our businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

We estimate that the incremental Year 2000 related costs will be approximately $135 million plus or minus 30%, exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems and are expected to be incurred during the next nine months. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

There is a risk that our plans for achieving Year 2000 compliance may not be completed on time. However, failure to meet critical milestones being identified in our plans would provide advance notice, and steps would be taken to prevent injuries to employees and others, and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

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

ITEM 3. OTHER FINANCIAL INFORMATION
-----------------------------------

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment


                                       Three Months Ended                 Nine Months Ended
                                         September 30,                       September 30,
                                  --------------------------          --------------------------
                                     1998             1997              1998               1997
                                  --------          --------          --------          --------
Printing Papers                   $  1,220          $  1,415          $  3,855          $  4,135
Packaging                            1,300             1,235             3,785             3,680
Distribution                         1,495             1,170             3,925             3,385
Specialty Products                     565               860             1,940             2,610
Forest Products                        565               720             1,730             2,005
Less:  Intersegment Sales             (206)             (281)             (721)             (800)
                                  --------          --------          --------          --------
Net Sales                         $  4,939          $  5,119          $ 14,514          $ 15,015
                                  --------          --------          --------          --------
                                  --------          --------          --------          --------



The above amounts include Carter Holt Harvey net sales of $345 million and $480 million for the three months ended September 30, 1998 and 1997, respectively, and $1.1 billion and $1.5 billion for the nine months ended September 30, 1998 and 1997, respectively.

Operating Profit by Industry Segment



                                                           Nine Months Ended                        Nine Months Ended
                                                           September 30, 1998                       September 30, 1997
                                               -------------------------------------         -------------------------------------
                                                Before                        After          Before                        After
                                               Special        Special        Special         Special       Special         Special
                                                Items       Items (1,2)       Items          Items         Items (3)       Items
                                               ------       -----------      -------         -------       --------       --------
Printing Papers                                 $ 140          $ (25)         $ 115          $  90          $(215)         $(125)
Packaging                                         220            (20)           200            150            (45)           105
Distribution                                       65            (30)            35             70            (15)            55
Specialty Products                                165            (10)           155            255           (200)            55
Forest Products                                   290            (15)           275            295            (50)           245
                                                -----          -----          -----          -----          -----          -----
Operating Profit (Loss)                           880           (100)           780            860           (525)           335
Corporate items, net                             (103)           (11)          (114)           (41)          (160)          (201)
Interest expense, net                            (374)                         (374)          (375)                         (375)
Income tax (provision) benefit                   (113)            44            (69)          (151)           207             56
Minority interest expense, net of taxes           (48)             7            (41)           (98)                          (98)
                                                -----          -----          -----          -----          -----          -----
   Net Earnings (Loss)                          $ 242          $ (60)         $ 182          $ 195          $(478)         $(283)
                                                -----          -----          -----          -----          -----          -----
                                                -----          -----          -----          -----          -----          -----

The above amounts include Carter Holt Harvey operating profit of $20 million and $85 million for the nine months ended September 30, 1998 and 1997, respectively.

(1) Includes a $20 million pre-tax gain on the sale of the Veratec nonwovens business ($12 million after taxes or $.04 per share), a $45 million pre-tax gain ($27 million after taxes or $.09 per share) from the reversal of previously established reserves that are no longer required, a $55 million pre-tax oil and gas impairment charge ($33 million after taxes or $.11 per share), and new restructuring and asset impairment charges totaling $115 million before taxes ($62 million after taxes and minority interest or $.20 per share).

(2) Includes a $6 million pre-tax charge ($4 million after taxes or $.01 per share) to write off in-process research and development costs related to an acquisition by an investee company.

(3) Includes a $535 million pre-tax business improvement charge ($385 million after taxes or $1.28 per share) and a $150 million pre-tax provision for legal reserve ($93 million after taxes or $.31 per share).

Production by Products



                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                    -------------------       ---------------------
                                                    1998          1997          1998          1997
                                                    ----          ----          ----          ----

Printing Papers (In thousands of tons)
     White Papers and Bristols                       914           999         2,820         3,004
     Coated Papers                                   317           316           957           960
     Market Pulp (A)                                 464           558         1,414         1,659
     Newsprint                                        24            23            71            63

Packaging (In thousands of tons)
     Containerboard                                  751           773         2,158         2,170
     Bleached Packaging Board                        538           543         1,610         1,634
     Industrial Papers                               149           175           461           514
     Industrial and Consumer Packaging (B)           903           850         2,581         2,554

Specialty Products (In thousands of tons)
     Tissue                                           39            39           111           110

Forest Products (In millions)
     Panels (sq. ft. 3/8" basis) (C)                 409           387        1,183          1,057
     Lumber (board feet)                             566           572        1,658          1,598
     MDF (sq. ft. 3/4" basis)                         44            48          141            154
     Particleboard (sq. ft. 3/4" basis)               51            46          146            138



(A)  This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board, and industrial papers amounts in this table.

(C)  Panels include plywood and oriented strand board.

                           PART II. OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------


(a)  Exhibits


     (11) Statement of Computation of Per Share Earnings

     (12) Computation of Ratio of Earnings to Fixed Charges

     (27) Financial Data Schedule


(b)  Reports on Form 8-K

     Reports on Form 8-K were filed on September 10, September 29, and October 20, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


  Date:   November 13, 1998           By /s/ MARIANNE M. PARRS
                                         ----------------------
                                             Marianne M. Parrs
                                             Senior Vice President
                                             and Chief Financial Officer



  Date:   November 13, 1998           By /s/ ANDREW R. LESSIN
                                      --------------------
                                             Andrew R. Lessin
                                             Vice President, Controller and
                                             Chief Accounting Officer