Form 10-Q/A
period 1998-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1999-02-10
CIK 51434

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

Item 1.        Financial Statements

               Consolidated Statement of Earnings -
                Three Months and Nine Months Ended
                September 30, 1998 and 1997                                              3

               Consolidated Balance Sheet -
               September 30, 1998 and December 31, 1997                              4 - 5

               Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997                             6

               Consolidated Statement of Common Shareholders' Equity -
               Three Months and Nine Months Ended September 30, 1998 and 1997        7 - 8

               Notes to Consolidated Financial Statements                           9 - 13

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      14 - 20

Item 3.        Other Financial Information                                         21 - 22

PART II.       Other Information

Item 1.        Legal Proceedings                                                         *
Item 2.        Changes in Securities                                                     *
Item 3.        Defaults upon Senior Securities                                           *
Item 4.        Submission of Matters to a Vote of Security Holders                       *
Item 5.        Other Information                                                         *
Item 6.        Exhibits and Reports on Form 8-K                                         23
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

9. Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes or $.31 per share) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves, totaling $133 million at September 30, 1998, related to the proposed settlement, which is now final, and other Masonite litigation, are adequate to cover any amounts to be paid.

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

We rely on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. An ongoing program is in place to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. This program includes both written correspondence with suppliers and visits to supplier facilities to assess their readiness. We are receiving assurances from our supplier base that they will be able to handle the transition to the Year 2000. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. Approaches to reduce the risks of interruption due to supplier failures vary by business and facility. Contingency options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. We believe that no individual vendor is material to our total business.

We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the affects of a single occurrence. We are, however, monitoring the status of our customers through discussions and correspondence as a means of determining risks and alternatives. We believe that no individual customer is material to our total business. Further, none of our major customers are significant as defined by the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

The Company has adopted a nine-step process toward Year 2000 readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identification of where failures may occur, solutions and workarounds and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning;
(7) test execution (some manufacturing systems require scheduling of equipment downtime); (8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). The first three steps, planning and awareness, inventory and triage, are largely complete. Step four, detailed assessment, is scheduled for completion during the fourth quarter of 1998. Steps five through nine are scheduled to be approximately 25% complete by the end of 1998. We expect to reach 50% by the end of the first quarter of 1999 and to complete these efforts by the end of June 1999.

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

We estimate that the incremental Year 2000 related costs will be approximately $135 million plus or minus 30%, exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems. Spending through the end of 1998 is expected to total $32 million, with the remaining costs expected to be incurred during the first two quarters of 1999. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

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

EFFECT OF INFLATION

General inflation has had a minimal impact on International Paper's operating results during the nine months of 1998 and the last three fiscal years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

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



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


  Date:   February 10, 1999              By /s/ MARIANNE M. PARRS
                                         ----------------------
                                             Marianne M. Parrs
                                             Senior Vice President
                                             and Chief Financial Officer



  Date:   February 10, 1999           By /s/ ANDREW R. LESSIN
                                      --------------------
                                             Andrew R. Lessin
                                             Vice President, Controller and
                                             Chief Accounting Officer