Form 10-K/A
period 1997-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1999-03-29
CIK 51434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A


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


    In the fourth quarter of 1996, the Company recorded a $155 million pre-tax charge ($99 million after taxes or $.33 per share) for the write-down of its investment in Scitex, a company that markets digital communication products, and a $10 million pre-tax charge ($6 million after taxes or $.02 per share) to record its share of a restructuring charge announced by Scitex in November 1996. The restructuring charge is included in equity losses from the investment in Scitex in the consolidated statement of earnings.


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



March 29, 1999

    Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

        JOHN T. DILLON          Chairman of the Board,
------------------------------    Chief Executive Officer     March 29, 1999
       (John T. Dillon)           and Director

       C. WESLEY SMITH*
------------------------------  Executive Vice President      March 29, 1999
      (C. Wesley Smith)           and Director

       PETER I. BIJUR*
------------------------------  Director                      March 29, 1999
       (Peter I. Bijur)

     WILLARD C. BUTCHER*
------------------------------  Director                      March 29, 1999
     (Willard C. Butcher)

       ROBERT J. EATON*
------------------------------  Director                      March 29, 1999
      (Robert J. Eaton)

       JOHN A. GEORGES*
------------------------------  Director                      March 29, 1999
      (John A. Georges)

      THOMAS C. GRAHAM*
------------------------------  Director                      March 29, 1999
      (Thomas C. Graham)

       JOHN R. KENNEDY*
------------------------------  Director                      March 29, 1999
      (John R. Kennedy)

      DONALD F. MCHENRY*
------------------------------  Director                      March 29, 1999
     (Donald F. McHenry)


             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
      PATRICK F. NOONAN*
------------------------------  Director                      March 29, 1999
     (Patrick F. Noonan)

      JANE C. PFEIFFER*
------------------------------  Director                      March 29, 1999
      (Jane C. Pfeiffer)

    EDMUND T. PRATT, JR.*
------------------------------  Director                      March 29, 1999
    (Edmund T. Pratt, Jr.)

     CHARLES R. SHOEMATE*
------------------------------  Director                      March 29, 1999
    (Charles R. Shoemate)

      MARIANNE M. PARRS
------------------------------  Senior Vice President and     March 29, 1999
     (Marianne M. Parrs)          Chief Financial Officer

       ANDREW R. LESSIN         Vice President and
------------------------------    Controller and              March 29, 1999
      (Andrew R. Lessin)          Chief Accounting Officer




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