Form 10-Q/A
period 1998-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1999-03-29
CIK 51434

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

Item 1.        Financial Statements

               Consolidated Statement of Earnings -
                Three Months and Nine Months Ended
                September 30, 1998 and 1997                                              3

               Consolidated Balance Sheet -
               September 30, 1998 and December 31, 1997                              4 - 5

               Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997                             6

               Consolidated Statement of Common Shareholders' Equity -
               Three Months and Nine Months Ended September 30, 1998 and 1997        7 - 8

               Notes to Consolidated Financial Statements                           9 - 16

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      17 - 23

Item 3.        Other Financial Information                                         24 - 25

PART II.       Other Information

Item 1.        Legal Proceedings                                                         *
Item 2.        Changes in Securities                                                     *
Item 3.        Defaults upon Senior Securities                                           *
Item 4.        Submission of Matters to a Vote of Security Holders                       *
Item 5.        Other Information                                                         *
Item 6.        Exhibits and Reports on Form 8-K                                         26
Signatures                                                                              27



* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per-share amounts)


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                               --------------------    -------------------
                                                                 1998        1997        1998       1997
                                                               --------    --------    --------   --------
Net Sales                                                      $  4,939    $  5,119    $ 14,514   $ 15,015
                                                               --------    --------    --------   --------

Costs and Expenses
    Cost of products sold                                         3,781       3,792      10,959     11,213
    Selling and administrative expenses                             360         404       1,105      1,174
    Depreciation and amortization                                   301         311         890        949
    Distribution expenses                                           218         233         640        703
    Taxes other than payroll and income taxes                        45          52         144        157
    Oil and gas impairment charge                                    55                      55
    Restructuring and other charges                                 105                     105
    Equity (earnings) losses from investment
        in Scitex                                                     9          (1)         15
    Business improvement charge                                                                        535
    Provision for legal reserve                                                                        150
                                                               --------    --------    --------   --------
Total Costs and Expenses                                          4,874       4,791      13,913     14,881
                                                               --------    --------    --------   --------

   Gain on sale of business                                          20                      20
   Reversals of reserves no longer required                          45                      45
                                                               --------    --------    --------   --------

Earnings Before Interest, Income Taxes and Minority Interest        130         328         666        134
     Interest expense, net                                          119         120         374        375
                                                               --------    --------    --------   --------
Earnings (Loss) Before Income Taxes and Minority Interest            11         208         292       (241)
     Income tax provision (benefit)                                 (15)         71          69        (56)
     Minority interest expense, net of taxes                          5          35          41         98
                                                               --------    --------    --------   --------

Net Earnings (Loss)                                            $     21    $    102    $    182   $   (283)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Earnings (Loss)  Per Common Share                              $   0.07    $   0.34    $   0.60   $  (0.94)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Earnings (Loss) Per Common Share - Assuming Dilution           $   0.07    $   0.34    $   0.60   $  (0.94)
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Average Shares of Common Stock Outstanding                        307.2       302.3       305.4      301.4
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------
Cash Dividends Per Common Share                                $   0.25    $   0.25    $   0.75   $   0.75
                                                               --------    --------    --------   --------
                                                               --------    --------    --------   --------



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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                             Nine Months Ended
                                                               September 30,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Operating Activities
   Net earnings (loss)                                     $   182    $  (283)
   Depreciation and amortization                               890        949
   Deferred income taxes                                        21       (117)
   Business improvement charge                                            535
   Provision for legal reserve                                            150
   Payments related to restructuring  and legal reserves       (66)       (67)
   Gain on sale of business                                    (20)
   Reversals of reserves no longer required                    (45)
   Oil and gas impairment charge                                55
   Restructuring and other charges                             105
   Restructuring charge and write off of aquired
      in-process research and development costs
      by Scitex                                                 16
   Other, net                                                   (1)        91
   Changes in current assets and liabilities
      Accounts and notes receivable                             22       (200)
      Inventories                                                4       (139)
      Accounts payable and accrued liabilities                (138)      (131)
      Other                                                    (21)        (9)
                                                           -------    -------

Cash Provided by Operations                                  1,004        779
                                                           -------    -------

Investment Activities
   Invested in capital projects                               (686)      (706)
   Mergers and acquisitions, net of cash acquired             (464)       (37)
   Proceeds from divestitures                                  517
   Other                                                      (158)       (24)
                                                           -------    -------

Cash Used for Investment Activities                           (791)      (767)
                                                           -------    -------

Financing Activities
   Issuance of common stock                                     64        135
   Issuance of preferred securities by subsidiaries          1,525
   Issuance of debt                                            141        489
   Reduction of debt                                        (1,228)      (426)
   Change in bank overdrafts                                   (57)        95
   Dividends paid                                             (229)      (226)
   Other                                                        42         39
                                                           -------    -------

Cash Provided by Financing Activities                          258        106
                                                           -------    -------

Effect of Exchange Rate Changes on Cash                        (12)        (1)
                                                           -------    -------
Change in Cash and Temporary Investments                       459        117
Cash and Temporary Investments
   Beginning of the period                                     398        352
                                                           -------    -------
   End of the period                                       $   857    $   469
                                                           -------    -------
                                                           -------    -------

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

5. In June 1998, a $6 million pre-tax charge ($4 million after taxes) was recorded to write off in-process research and development costs related to an acquisition by Scitex, an investee company owned approximately 13% by International Paper. In September 1998, a $10 million pre-tax charge ($6 million after taxes) was recorded for our share of a write-down taken by Scitex to exit its digital video business. These items are reflected as equity losses from the investment in Scitex in the consolidated statement of earnings.

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

8. In the 1998 third quarter, the Company recorded special items totaling a pre-tax loss of $95 million ($50 million after taxes and minority interest). These special items included a $20 million pre-tax gain ($12 million after taxes) on the sales of the Company's Veratec nonwovens business; a $45 million pre-tax gain ($27 million after taxes) from the reversal of previously established reserves that are no longer required; and a $55 million pre-tax charge ($33 million after taxes) for the impairment of oil and gas reserves due to low prices. The Company has oil and gas exploration and production operations in West Texas, the Gulf Coast and the Gulf of Mexico. The Securities and Exchange Commission's regulations for companies that use the full-cost method of accounting for oil and gas activities require companies to perform a ceiling test on a quarterly basis. As a result of low oil and gas prices, the value of our properties was written down through this noncash charge.

     The third-quarter special items also included a $105 million pre-tax charge ($56 million after taxes and minority interest) primarily related to the first phase of a program in the printing papers segment to realign U.S. manufacturing operations with customers and simplify product mix; the indefinite shutdown of the Gardiner, Oregon linerboard mill; the closure of Carter Holt Harvey's Taupo, New Zealand sawmill and its Myrtleford, Australia tissue pulp mill; and severance and systems costs, primarily for the reorganization of the forest resources and distribution business. The $105 million charge included $56 million of asset write-downs and $49 million of severance costs. The following table and discussion presents additional detail related to the $105 million restructuring charge (in millions):


                                            Asset
                                      Write-downs     Severance     Total
                                      -----------     ---------     -----
     Distribution                (a)          $20           $10      $ 30
     U.S. Papers                 (b)           13            14        27
     Carter Holt Harvey          (c)           15             3        18
     Industrial Packaging        (d)            8             7        15
     Other                       (e)                         15        15
                                              ---           ---      ----
     Total                                    $56           $49      $105
                                              ---           ---      ----
                                              ---           ---      ----


     (a) After the acquisition of Zellerbach, management of xpedx decided to terminate certain software projects that were in process and to use Zellerbach's systems in certain of its regions. Accordingly, we wrote off related deferred software costs on these projects, resulting in a $20 million charge. As part of the Zellerbach integration plan, management determined that a significant part of the personnel reduction related to the termination of employees at the Company's duplicate facilities and locations. The $10 million severance charge represents the costs for terminating 274 International Paper employees.

     (b) The Company's U.S. Papers business shut down equipment at the Mobile, Ala., mill and announced the termination of 750 employees at the Mobile, Ala., Lock Haven, Pa. and Ticonderoga, N.Y. mills. At the Mobile mill, International Paper permanently closed a paper machine and related equipment with a net book value of $13 million. These assets were written down to their estimated fair market value of zero. The severance charge associated with the employee reductions at the 3 mills was $14 million.

     (c) This charge primarily consists of a $15 million asset write-down associated with the closure of two Carter Holt Harvey facilities, Myrtleford and Taupo. Myrtleford, a tissue pulp mill located in Australia, was closed due to excess capacity in its tissue pulp system. Carter Holt Harvey will be able to produce the volume at lower costs at its Kawerau tissue pulp mill located in New Zealand. Carter Holt Harvey also decided to close the Taupo, New Zealand, sawmill due to excess capacity in its sawmill system as the result of recent productivity improvements. The $3 million severance charge represents the cost for terminating 236 employees.

     (d) Management decided to close the Gardiner, Ore., mill because of excess capacity in International Paper's containerboard system. As a result, the net plants, property and equipment assets of this mill were reduced from $13 million to the estimated salvage value of $5 million. The mill had an operating loss of $1.0 million during the 1998 nine month period. In connection with the third-quarter decision to close this mill, the Company announced the termination of 298 employees at the mill and recorded a severance charge of $7 million.

     (e) The $15 million severance charge was recorded as a result of an announcement by International Paper of a plan to consolidate its land and timber and logging and fiber supply divisions into a new division called Forest Resources and the consolidation of the Consumer Packaging group. Of the $15 million charge, $10 million related to a headcount reduction of 200 employees in the Forest Resources group and the remaining $5 million was based on a personnel reduction of 210 employees in the Consumer Packaging group.

        In June 1997, a $535 million pre-tax business improvement charge ($385 million after taxes) was recorded under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses and $95 million for severance and other expenses. At this point, approximately 85% of the anticipated earnings improvement of $100 million has been realized.

     The $230 million write-down of assets that International Paper recorded in the second quarter of 1997 consisted primarily of write-downs associated with assets to be sold or shut downs as follows (in millions):

     Shutdown of European Papers facilities                  (a)    $105
     Shutdown of U.S. Papers and Fine Papers facilities      (b)     101
     Write-off of Haig Point real estate development         (c)      13
     Other shutdowns                                                  11
                                                                    ----
                                                                    $230
                                                                    ====

     (a) In the second quarter of 1997, managment committed to sell the Lancey, France, mill to an employee group. The Company wrote down the net carrying amount of the mill at June 30, 1997 by $65 million and recorded a liability of $30 million. The sale closed in October 1997. Lancey had 1997 operating losses of $7 million through the sale date.
     The Corimex, France, mill produces coated thermal fax paper, which is a market that weakened in the mid-1990's. During the second quarter of 1997, management concluded that it would continue to operate this mill but that the assets were impaired. Based on an analysis of expected future cash flows completed in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", (SFAS
     No. 121), the Company reduced the carrying value of the Corimex mill from $12 million to $2 million, resulting in a $10 million charge. Corimex had operating losses of $2 million during 1997.

     (b) The $101 million reserve related to the restructuring of the Fine Papers manufacturing operations in the Northeast ($51 million) and the shutdown of the deinking facility at the Lock Haven, Pa., mill ($50 million). The restructuring of the Fine Papers operations included the shutdown of the Woronoco, Mass., paper mill and three small paper machines at the Erie, Pa., mill. In the 1997 second quarter, we decided to close the deinking facility. Given that each of these actions represented the permanent shutdown of equipment or facilities, International Paper wrotedown the net carrying amount of the assets to zero.

     (c) The Company is the developer of a residential golf community named Haig Point at Daufuskie Island, S.C. As the developer, International Paper was responsible for operating this community until a specified number of lots were sold, at which time it would turn the community over to the homeowners. The net book value of our investment in Haig Point was $13 million at June 30, 1997. Given the continuing operating losses, $6 million in 1997, an updated marketing study, and the inability to find a buyer for this investment, we concluded that the investment was permanently impaired and wrote it down to zero.

     The $210 million loss that the Company recorded in connection with sales or anticipated sales related to the following businesses (in millions):

     Imaging                                    (a)       $150
     Veratec                                    (b)         25
     Decorative Products                        (c)         20
     Label                                      (d)         15
                                                          ----
                                                          $210
                                                          ====


     (a) The Company decided to sell its Imaging businesses in the second quarter of 1997. Based on discussions with its investment banker and meetings with potential buyers, the Company believed that the most likely outcome was to realize approximately $325 million. Accordingly, the Company established a reserve of $150 million related to the Imaging businesses. The Company expected to complete the sale of the Imaging businesses within one year. The Imaging businesses had operating earnings of $9 million during 1997.

     (b) The Veratec division had developed a business that was based on an interspun technology for treating fabrics. The net carrying value of this business was $25 million at June 30, 1997. In June 1997, the Company decided to shut down this business and recorded a reserve of $25 million. Prior to the shutdown, this business had an operating loss of $4 million in 1997.

     (c) In the second quarter of 1997, management decided to sell the medium-density fiberboard, low-pressure laminates and particleboard businesses. The Company estimated the expected sales prices for each of these businesses and recorded a reserve of $20 million to reduce the net carrying amounts to these levels. The Company expected to complete the sales of these businesses within one year. These businesses had operating losses of $5 million during 1997.

     (d) In the second quarter of 1997, management committed to a plan to sell the label business. The estimated loss on the label business sale included in the second-quarter 1997 restructuring charge was $15 million. The Company expected to complete the sale of the label business within one year. The label business had operating earnings of $0.1 million during 1997.

     The $95 million of severance and other expenses consists of the following (in millions):

     Severance                                       (a)         $42
     Write-off of deferred software costs            (b)          18
     Lease buyouts at warehouses                     (c)           9
     Write-off of deinking process license           (d)           4
     Other exit costs                                (e)          22
                                                                 ---
                                                                 $95
                                                                 ===


     (a) The $42 million severance charge relates to programs initiated and approved in the 1997 second quarter in the U.S. and European Papers, Industrial and Consumer Packaging businesses and corporate staff groups to reduce headcount by 3,000 employees under the Company's existing ongoing severance plans. We recorded the charge in the second quarter using the guidance in EITF 94-3. The four criteria were met as follows:
     (1) managment committed to the plan of termination, (2) the benefit arrangement had been communicated to the employees, (3) the number of employees, their functions and locations had been identified, and (4) all terminations would be completed within one year. As of September 30, 1998, 2,022 employees had been terminated under these programs.

     (b) The $18 million charge for the write-off of deferred software costs relates to two items as follows: (1) during the 1997 second quarter, the Company decided to abandon a human resources software project for which $11 million of deferred software costs had been recorded and (2) as a result of the decision to sell certain businesses in the second quarter of 1997, the Company decided to terminate enterprise software projects in these businesses, for which it had recorded $7 million of deferred software costs.

     (c) The $9 million charge represents the cost to buy out obligations under existing warehouse leases. The Company decided to close these warehouses in the second quarter of 1997.

     (d) The $4 million charge represents the write-off of the net carrying value of the deinking process license that the Company acquired from a third party. International Paper permanently shut down this operation in the 1997 second quarter. Accordingly, it wrote the license down in zero.

     (e) The charge of $22 million relates to other exit costs.

     In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes) was recorded for anticipated losses associated with the sale of the remaining Imaging businesses. Such amount was determined after consideration of the sales of certain of the Imaging businesses that had been completed and the estimated proceeds from the businesses remaining to be sold.

     In the 1998 third quarter, while certain other actions are still underway, we determined that $45 million of the $660 million of previously established reserves, were no longer required. These reserves were established in 1997 and were primarily associated with the Veratec and Imaging businesses. The sales of these businesses were completed in 1998 and those reserves not required were returned to earnings in the 1998 third quarter.

     The following table is a rollforward of the 1997 restructuring plan (in millions):

                                      SEVERANCE
                                      AND OTHER
     ------------------------------------------
     Opening Balance
       (second quarter 1997)               $ 95
     1997 Activity
       Writedown assets                     (18)
       Cash charges                         (15)
                                           ----
     Balance, December 31, 1997              62

     1998 Activity
       Writedown assets                      (4)
       Cash charges                         (29)
                                           ----
     Balance, September 30, 1998           $ 29
                                           ====


The $29 million balance represents remaining reserves to complete the 1997 restructuring plan including severance costs and lease buyouts.

9. Also in June 1997, the Company recorded a $150 million pre-tax charge ($93 million after taxes) to add to its legal reserves. On July 14, 1997, Masonite Corporation, a wholly-owned subsidiary of the Company, announced that it had reached a proposed settlement in a class action pending in Mobile County, Alabama. The Company believes its legal reserves, totaling $133 million at September 30, 1998, related to the proposed settlement, which is now final, and other Masonite litigation, are adequate to cover any amounts to be paid.

10. In December 1997, the Company recorded a $170 million pre-tax gain ($97 million after taxes and minority interest expense) from the redemption of certain retained west coast partnership interests and the release of a related debt guaranty.

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


RESTRUCTURING AND SPECIAL ITEMS

In the 1998 third quarter, the Company recorded special items totaling a pre-tax loss of $95 million ($50 million after taxes and minority interest or $.16 per share). These special items included a $20 million pre-tax gain ($12 million after taxes or $.04 per share) on the sale of the Company's Veratec nonwovens business; a $45 million pre-tax gain ($27 million after taxes or $.09 per share) from the reversal of previously established reserves that are no longer required; and a $55 million pre-tax charge ($33 million after taxes or $.11 per share) for the impairment of oil and gas reserves due to low prices. The third-quarter special items also included a $105 million pre-tax charge ($56 million after taxes and minority interest or $.18 per share) primarily related to the first phase of a program in the printing papers segment to realign U.S. manufacturing operations with customers and simplify product mix; the indefinite shutdown of the Gardiner, Oregon linerboard mill; the closure of Carter Holt Harvey's Taupo, New Zealand sawmill and its Myrtleford, Australia tissue pulp mill; and severance and systems costs, primarily for the reorganization of the forest resources and distribution businesses. The $105 million charge included $56 million of asset write-downs and $49 million of severance costs.

Also in September 1998, a $10 million charge, which is included in equity losses from the investment in Scitex, was recorded for our share of a write-down taken by Scitex, a 13% investee company, to exit its digital video business.

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


                                                                1998                                          1997
                                              ------------------------------------------    -------------------------------------
                                               Pre-Tax         Tax                           Pre-Tax         Tax
                                               Earnings       Expense         Effective      Earnings      Expense     Effective
                                                (Loss)       (Benefit)        Tax Rate       (Loss)       (Benefit)    Tax Rate
                                               --------      ---------        ---------      ---------    ---------    ---------

Before special items                            $ 403          $ 113             28%         $ 444          $ 151         34%
Gain on sale of business                           20              8             40%
Reversal of reserves no longer required            45             18             40%
Oil and gas impairment charge                     (55)           (22)            40%
Restructuring and other charges                  (105)           (42)            40%
Restructuring charge and write off of
   acquired in-process research and
   development costs by Scitex                    (16)            (6)            38%
Business improvement charge                                                                   (535)          (150)        28%
Provision for legal reserve                                                                   (150)           (57)        38%
                                                -----          -----                          -----          -----

After special items                             $ 292          $  69             24%         $(241)         $ (56)        23%
                                                -----          -----                         -----          -----
                                                -----          -----                         -----          -----

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

(1) Includes a $20 million pre-tax gain on the sale of the Veratec nonwovens business ($12 million after taxes), a $45 million pre-tax gain ($27 million after taxes) from the reversal of previously established reserves that are no longer required, a $55 million pre-tax oil and gas impairment charge ($33 million after taxes), and new restructuring and asset impairment charges totaling $105 million before taxes ($56 million after taxes and minority interest).

(2) Includes a $6 million pre-tax charge ($4 million after taxes) to write off in-process research and development costs related to an acquisition by Scitex and a $10 million pre-tax charge ($6 million after taxes) from our share of a writedown taken by Scitex to exit its digital video business.

(3) Includes a $535 million pre-tax business improvement charge ($385 million after taxes) and a $150 million pre-tax provision for legal reserve ($93 million after taxes).

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



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


  Date:   March 29, 1999                 By /s/ MARIANNE M. PARRS
                                           ----------------------
                                           Marianne M. Parrs
                                           Senior Vice President
                                           and Chief Financial Officer



  Date:   March 29, 1999                 By /s/ ANDREW R. LESSIN
                                           ---------------------
                                           Andrew R. Lessin
                                           Vice President, Controller and
                                           Chief Accounting Officer