Form 10-K
period 1998-12-31
INTERNATIONAL PAPER CO /NEW/
filed 1999-03-31
CIK 51434

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

                            ------------------------

FOR FISCAL YEAR ENDED DECEMBER 31, 1998               COMMISSION FILE NO. 1-3157

                            ------------------------

                          INTERNATIONAL PAPER COMPANY
              (Exact name of Company as specified in its charter)

          NEW YORK                       13-0872805
(State or other jurisdiction  (I.R.S. Employee Identification
             of                             No.)
      incorporation or
       organization)

    TWO MANHATTANVILLE ROAD, PURCHASE, N.Y.         10577
    (Address of principal executive offices)      (Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-397-1500

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                             NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                                              WHICH REGISTERED
-----------------------------------------------------------------------------------------  -----------------------------
Common Stock, $1 per share par value                                                          New York Stock Exchange
7 7/8% Debentures due 2038                                                                    New York Stock Exchange

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Aggregate market value of the common stock of the Company outstanding as of March 18, 1999, held by non-affiliates of the Company was $13,899,334,203, calculated on the basis of the closing price on the Composite Tape on March 18, 1999. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are "affiliates" of the Company.

The number of shares outstanding of the Company's common stock, as of March 18, 1999:

                        OUTSTANDING                                                  IN TREASURY
                        306,851,559                                                    867,331

The following documents are incorporated by reference into the parts of this report indicated below:

    Proxy Statement dated April 27, 1999 (to be filed on or about April 27,
1999)                                                                   Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          INTERNATIONAL PAPER COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                                         PAGE NO.
                                                                                                       -------------
PART I

ITEM 1.             BUSINESS
                        General                                                                                  1
                        Financial Information Concerning Industry Segments                                       2
                        Financial Information About International and Domestic                                   2
                          Operations                                                                             2
                        Competition and Costs                                                                    2
                        Marketing and Distribution                                                               2
                        Description of Principal Products                                                        2
                        Production by Product                                                                    3
                        Research and Development                                                                 4
                        Environmental Protection                                                                 4
                        Employees                                                                                5
                        Raw Materials                                                                            5

ITEM 2.             PROPERTIES
                        Forestlands                                                                              5
                        Mills and Plants                                                                         5
                        Capital Investments and Dispositions                                                     6

ITEM 3.             LEGAL PROCEEDINGS                                                                            6

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          7

SPECIAL ITEM        EXECUTIVE OFFICERS OF THE COMPANY                                                            7

PART II

ITEM 5.             MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                    9

ITEM 6.             SELECTED FINANCIAL DATA                                                                     10

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS
                        Corporate Overview                                                                      14
                        Description of Industry Segments                                                        15
                        Industry Segment Results                                                                17
                        Liquidity and Capital Resources                                                         22

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                        Market Risk                                                                             38

                          INTERNATIONAL PAPER COMPANY

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                                         PAGE NO.
                                                                                                       -------------
                        Value at Risk                                                                           41

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        Industry Segment and Geographic Area Information                                        42
                        Report of Management on Financial Statements                                            46
                        Report of Independent Public Accountants                                                47
                        Consolidated Statement of Earnings                                                      48
                        Consolidated Balance Sheet                                                              49
                        Consolidated Statement of Cash Flows                                                    50
                        Consolidated Statement of Common Shareholders' Equity                                   51
                        Notes to Consolidated Financial Statements                                              52
                        Interim Financial Results                                                               81

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE                                                                                82

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          82

ITEM 11.            EXECUTIVE COMPENSATION                                                                      82

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                              82

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              83

                    FORWARD-LOOKING INFORMATION                                                                 83

PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                             83
                        Reports on Form 8-K                                                                     84
                        Additional Financial Data                                                               84
                        Report of Independent Public Accountants on Financial Statement Schedule                85
                        Schedule II--Valuation and Qualifying Accounts                                          86

                    SIGNATURES                                                                                  87

APPENDIX I          1998 LISTING OF FACILITIES                                                                 A-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

International Paper Company, (referred to subsequently as the "Company" or "International Paper") a New York corporation incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898, is a global paper and forest products company that produces printing and writing papers, pulp, tissue, paperboard and packaging and wood products. It also manufactures specialty chemicals and specialty panels and laminated products. The Company's primary markets and manufacturing and distribution operations are in the United States, Europe and the Pacific Rim.

In the United States at December 31, 1998, the Company operated 26 pulp, paper and packaging mills, 58 converting and packaging plants, 31 wood products facilities, 9 specialty panels and laminated products plants and 6 specialty chemicals plants. Production facilities at December 31, 1998 in Europe, Asia, Latin America and Canada included 14 pulp, paper and packaging mills, 35 converting and packaging plants, 4 wood products facilities, 3 specialty panels and laminated products plants and 5 specialty chemicals plants. The Company distributes printing, packaging, graphic arts and industrial supply products, primarily manufactured by other companies, through over 250 distribution branches located primarily in the United States, and also engages in oil and gas and real estate activities in the United States. At December 31, 1998, the Company controlled approximately 5.9 million acres of forestlands in the United States.

Through Carter Holt Harvey, the Company, primarily in New Zealand and Australia, operates 6 mills producing pulp, paper, packaging and tissue products, 27 converting and packaging plants and 52 wood products manufacturing and distribution facilities. Carter Holt Harvey distributes paper and packaging products through 19 distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey controls approximately 820,000 acres of forestlands.

From 1991 through 1998, International Paper's capital expenditures approximated $9.7 billion, excluding mergers and acquisitions. These expenditures reflect the continuing efforts to improve product quality and environmental performance, lower costs, expand production capacity, and acquire and improve forestlands. Capital spending in 1998 was approximately $1.0 billion and is budgeted to be just under $1.0 billion in 1999. A further discussion of capital expenditures can be found on page 23 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of mergers and acquisitions can be found on pages 14 and 23 of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and on pages 55 and 56 of Item 8. Financial Statements and Supplementary Data, Note 5. Mergers and Acquisitions.

Discussions of restructuring charges and other special items can be found on pages 25 through 33 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and on pages 56 through 64 of Item 8. Financial Statements and Supplementary Data, Note 6. Restructuring and Other Charges.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth on pages 42 through 44 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

The financial information concerning international and domestic operations and export sales is set forth on page 45 of Item 8. Financial Statements and Supplementary Data.

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

Many factors influence the Company's competitive position, including prices, costs, product quality and services. Information on the impact of prices and costs on operating profits is contained on pages 14 through 22 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company's principal products are described on pages 15 through 17 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Production of major products for 1998, 1997 and 1996 was as follows:

                             PRODUCTION BY PRODUCT
                                  (UNAUDITED)

                                                                                        1998       1997      1996(D,E)
                                                                                      ---------  ---------  -----------

Printing Papers (In thousands of tons)
  White Papers and Bristols                                                               3,742      3,986       3,875
  Coated Papers                                                                           1,241      1,304       1,089
  Market Pulp (A)                                                                         1,907      2,148       2,007
  Newsprint                                                                                  95         86          94

Packaging (In thousands of tons)
  Containerboard                                                                          2,887      2,945       2,702
  Bleached Packaging Board                                                                2,148      2,191       1,885
  Industrial Papers                                                                         614        691         667
  Industrial and Consumer Packaging (B)                                                   3,503      3,379       3,313

Specialty Products (In thousands of tons)
  Tissue                                                                                    148        147         126

Forest Products (In millions)
  Panels (sq. ft. 3/8"-basis) (C)                                                         1,588      1,445       1,242
  Lumber (board feet)                                                                     2,200      2,153       1,815
  MDF (sq. ft. 3/4"-basis)                                                                  174        204         285
  Particleboard (sq. ft. 3/4"-basis)                                                        195        188         192

(A) This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

(D) Includes Federal Paper Board from March 12, 1996.

(E) Certain reclassifications and adjustments have been made to prior-year amounts.

RESEARCH AND DEVELOPMENT

The Company operates research and development centers at Sterling Forest, New York; Cincinnati, Ohio; Panama City, Florida; Erie, Pennsylvania; Kaukauna, Wisconsin; West Chicago, Illinois; Odenton, Maryland; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. Research and development activities are directed to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvement of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; innovation and improvement of printing plates, pressroom/plate chemistries and plate processors; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Product development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $89.5 million in 1998, $99.9 million in 1997 and $112.5 million in 1996.

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

A total of $100 million was spent in 1998 to control environmental releases into the air and water and to assure environmentally sound management and disposal of solid and hazardous waste. The Company expects to spend approximately $80 million in 1999 for similar capital programs. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations, changes in legal requirements and changes in environmental concerns. Taking these uncertainties into account, the Company's preliminary estimate for additional environmental appropriations during the period 2000 through 2001 is approximately $230 million.

On April 15, 1998, the United States Environmental Protection Agency (EPA) promulgated new pulp and paper mill standards for air emissions and water discharges from bleached kraft mills to be met three to eight years after final promulgation (the "Cluster Regulations"). The estimated spending for 1999 through 2001 includes the cost of these regulations as well as other environmental projects. The Company has spent $206 million over the last five years to convert 15 of its U.S. and European bleached mills to Elemental Chlorine Free (ECF) pulping, one of the requirements of the Cluster Regulations, and for certain other environmental projects related to the Cluster Regulations. The additional cost related to the Cluster Regulations for the three years 1999 to 2001 is estimated to be $194 million. Projected Cluster costs for the following five years are in the range of $120 to $180 million. The final cost depends on the outcome of Cluster water regulations for pulp and paper subcategories other than bleached papergrade kraft. Regulations for these subcategories are not likely to become final until late 2000 or 2001.

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

A further discussion of environmental issues can be found on pages 34 and 35 of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additional information is available in the Company's annual environmental report published in September of 1998.

EMPLOYEES

As of December 31, 1998, the Company had approximately 80,000 employees, of whom 54,000 were located in the United States and the remainder overseas. Of the domestic employees, approximately 35,500 were hourly employees, approximately 15,000 of whom were represented by the Paper, Allied-Industrial, Chemical and Energy International Union.

During 1998, new labor agreements were reached at the Louisiana and Moss Point mills. Pine Bluff mill negotiations were still in progress at year end. During 1999, a labor agreement at the Erie mill is scheduled to be negotiated. During 2000, labor agreements are scheduled to be negotiated at the Camden, Natchez, Reigelwood and Hamilton mills.

During 1998, labor agreements expired at four packaging, three building materials, two chemical and two distribution locations. New labor agreements were negotiated at each location. An initial contract at one distribution location was still in progress at year end; one additional packaging location has a contract open from a previous year; two additional packaging locations settled contracts which expired in a previous year.

RAW MATERIALS

For information as to the sources and availability of raw materials essential to the Company's business, see Item 2. PROPERTIES.

ITEM 2. PROPERTIES

FORESTLANDS

The principal raw material used by International Paper is wood in various forms. At December 31, 1998, the Company controlled approximately 5.9 million acres of forestlands in the United States. An additional 820,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

During 1998, the U.S. forestlands supplied 3.2 million cords of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its U.S. mills and forest products facilities: 12% in its Northern mills and 29% in its Southern mills. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, 3.0 million cords of wood were sold to other users in 1998. In November 1994, the Company adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

A listing of the Company's production facilities can be found in Appendix I hereto, which information is incorporated herein by reference.

The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. The Company continues to study the economics of modernizing or adopting other alternatives for higher cost facilities. Further discussions of new mill and plant projects can be found on page 23 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of its business interests, International Paper continuously examines and evaluates a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. Planned capital investments for 1999 are set forth on pages 14 and 23 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

MASONITE LITIGATION

A lawsuit which was certified as a nationwide class action and was filed against the Company and Masonite Corporation, a wholly owned subsidiary of the Company (Masonite), on December 27, 1994, in Mobile County Circuit Court, Mobile, Alabama has been settled. This lawsuit alleged that hardboard siding, which is used as exterior cladding for residential dwellings and is manufactured by Masonite, fails prematurely, allowing moisture intrusion. It alleged further that the presence of moisture in turn causes the failure of the structure underneath the siding. The class consists of all owners of homes in the United States having Masonite hardboard siding incorporated into buildings between 1980 and January 15, 1998. It is impossible to know how many homes have this siding, but it is estimated that there are between three and four million. As previously reported, a Phase I trial was conducted in August and September of 1996 to determine the sole issue of inherent product defect. The jury, in attempting to apply the various laws of all the states on a nationwide basis, returned a mixed decision that found in favor of the Company and Masonite in some jurisdictions and in favor of the plaintiffs in other jurisdictions. As also previously reported, a Phase II trial was set for July 14, 1997, on the remaining issues in the case. The Phase II trial was not conducted owing to the settlement.

Final approval of the settlement was granted by the Mobile County Circuit Court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the requirements of the settlement agreement on a claims-made basis for a period of seven years for those having Masonite hardboard siding manufactured between 1980 and 1989 and for a period of ten years for those having Masonite hardboard siding manufactured between 1990 and January 15, 1998, with certain specified deductions based on years of use. The settlement also provides for the payment of attorneys' fees equaling 15% of settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs, both of which have been paid. Through December 31, 1998, approximately $7.6 million has been paid to class members pursuant to the settlement, and additionally an approximate $2.5 million has been paid in administrative costs, including costs to administer the compensation program and to provide notice to class members of the settlement. While the amounts that will be paid in the future to class members and to pay for administrative costs are not presently known with certainty, it is believed that this settlement will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company and Masonite have the right, in their sole discretion, to terminate this settlement after seven years from the date of final approval.

A more detailed discussion of the Masonite litigation can be found on pages 34 through 36 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and pages 67 and 68 of Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities.

OTHER LITIGATION

As of March 30, 1999, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various administrative proceedings that arise under applicable environmental and safety laws or regulations, including approximately 71 active proceedings under the Comprehensive

Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or DE MINIMIS liability with respect to 12 of these sites; that liability is not likely to be significant at 44 sites; and that estimates of liability at 15 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

The Company's majority-owned subsidiary, Carter Holt Harvey, has an indirect shareholding of 30.05% in Chile's largest industrial company, COPEC. This shareholding is held through Carter Holt Harvey's 50% interest in Inversiones y Desarrollo Los Andes S.A. ("Los Andes"), which holds 60.1% of the shares of COPEC. The other 50% of Los Andes is owned by Inversiones Socoroma S.A. ("Socoroma"), a Chilean investment company. In late 1993, Carter Holt Harvey commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey's subsidiary and Socoroma. All of those actions have now been terminated. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey from Los Andes at a price which is less than the carrying value. In April 1998, the arbitrator dismissed Socoroma's request, but granted it the right to claim monetary damages for Carter Holt Harvey's breach of certain of its obligations as a participant in the Los Andes joint venture.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

                          INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                              AS OF MARCH 30, 1999
            INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD (1) AND
                 BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

John T. Dillon, 60, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995 when he assumed the position of president and chief operating officer.

C. Wesley Smith, 59, executive vice president-operations group since 1998. Prior thereto he was executive vice president-printing papers from 1992 and president-International Paper Europe from 1989.

James P. Melican, Jr., 58, executive vice president-legal and external affairs. He assumed his current position in 1991.

David W. Oskin, 56, executive vice president-consumer packaging since 1995, and was CEO and managing director of Carter Holt Harvey Limited of New Zealand from 1992 to 1995.

Milan J. Turk(2), 60, executive vice president-specialty businesses since 1996. Prior thereto he was senior vice president-specialty products from 1993.

Marianne M. Parrs, 55, executive vice president-administration and chief financial officer since March 9, 1999. She was senior vice president-administration and chief financial officer since 1998, and prior thereto was senior vice president and chief financial officer from 1995. She was staff vice president-tax from 1993-1995, and controller-printing papers from 1985 to 1993.

Andrew R. Lessin, 56, vice president and controller since 1995. Prior thereto he was the controller from 1990.

William B. Lytton, 50, senior vice president and general counsel since January 1999. Prior thereto he was vice president and general counsel since 1996. He was vice president and associate general counsel for Martin Marietta from 1993 to 1995, and vice president and general counsel for Lockheed Martin Electronics from 1995 to 1996.

------------------------

(1) Executive officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

(2) Mr. Turk will retire on December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1998 and 1997 are set forth on page 81 of Item 8. Financial Statements and Supplementary Data.

As of March 18, 1999, there were 30,570 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                         ELEVEN-YEAR FINANCIAL SUMMARY

     DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND STOCK PRICES

                                            1998                 1997                 1996            1995
                                         ----------            ---------            ---------        -------
RESULTS OF OPERATIONS
Net sales                                $   19,541            $  20,096            $  20,143        $19,797
Costs and expenses, excluding
  interest                                   18,756               19,760               19,403         17,276
Earnings before income taxes,
  minority interest,
  extraordinary item and
  cumulative effect of
  accounting changes                            392(1)                16(2)               802(3)       2,028
Minority interest expense, net
  of taxes                                       76(1)               129(2)               169(3)         156
Extraordinary item
Cumulative effect of
  accounting changes
Net earnings (loss)                             236(1)              (151)(2)              303(3)       1,153
Earnings (loss) applicable to
  common shares                                 236(1)              (151)(2)              303(3)       1,153
                                         ----------            ---------            ---------        -------
FINANCIAL POSITION
Working capital                          $    2,374            $   1,065            $     104        $ 1,010
Plants, properties and
  equipment, net                             12,079               12,369               13,217         10,997
Forestlands                                   2,795                2,969                3,342          2,803
Total assets                                 26,356               26,754               28,252         23,977
Long-term debt                                6,407                7,154                6,691          5,946
Common shareholders' equity                   8,902                8,710                9,344          7,797
                                         ----------            ---------            ---------        -------
PER SHARE OF COMMON
  STOCK--ASSUMING
  NO DILUTION(9)
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes                     $      .77            $    (.50)           $    1.04        $  4.50
Extraordinary item
Cumulative effect of
  accounting changes
Earnings (loss)                                 .77                 (.50)                1.04           4.50
Cash dividends                                 1.00                 1.00                 1.00            .92
Common shareholders' equity                   28.99                28.82                31.13          29.87
                                         ----------            ---------            ---------        -------
COMMON STOCK PRICES (9)
High                                         55 1/4               61                   44 5/8         45 3/4
Low                                          35 1/2               38 5/8               35 5/8         34 1/8
Year-end                                   44 13/16               43 1/8               40 1/2         37 7/8
                                         ----------            ---------            ---------        -------
FINANCIAL RATIOS
Current ratio                                   1.7                  1.2                  1.0            1.2
Total debt to capital ratio                    31.4                 38.9                 38.9           38.5
Return on equity                                2.7(1,10)           (1.7)(2,10)           3.4(3,10)     16.1
Return on investment                            2.8(1,10)            1.2(2,10)            3.3(3,10)      8.4
                                         ----------            ---------            ---------        -------
CAPITAL EXPENDITURES                     $    1,049            $   1,111            $   1,394        $ 1,518
                                         ----------            ---------            ---------        -------
NUMBER OF EMPLOYEES                          80,000               82,000               87,000         81,500
                                         ----------            ---------            ---------        -------
                                         ----------            ---------            ---------        -------

     DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND STOCK PRICES

                                         1994              1993               1992         1991
                                        -------          ---------           -------      -------
RESULTS OF OPERATIONS
Net sales                               $14,966          $  13,685           $13,598      $12,703
Costs and expenses, excluding
  interest                               13,902             12,837            13,125(6)    11,695(7)
Earnings before income taxes,
  minority interest,
  extraordinary item and
  cumulative effect of
  accounting changes                        715(4)             538               226(6)       693(7)
Minority interest expense, net
  of taxes                                   47                 36                15           42
Extraordinary item                                                                (6)
Cumulative effect of
  accounting changes                        (75)                                 (50)        (215)
Net earnings (loss)                         357(4)             289(5)             86(6)       184(7)
Earnings (loss) applicable to
  common shares                             357(4)             289(5)             86(6)       184(7)
                                        -------          ---------           -------      -------

FINANCIAL POSITION
Working capital                         $   796          $     472           $  (165)     $   404
Plants, properties and
  equipment, net                          9,139              8,872             8,884        7,848
Forestlands                                 802                786               759          743
Total assets                             17,836             16,631            16,516       14,941
Long-term debt                            4,464              3,601             3,096        3,351
Common shareholders' equity               6,514              6,225             6,189        5,739
                                        -------          ---------           -------      -------

PER SHARE OF COMMON
  STOCK--ASSUMING
  NO DILUTION(9)
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes                    $  1.73          $    1.17           $   .58      $  1.80
Extraordinary item                                                              (.02)
Cumulative effect of
  accounting changes                       (.30)                                (.21)        (.97)
Earnings (loss)                            1.43               1.17               .35          .83
Cash dividends                              .84                .84               .84          .84
Common shareholders' equity               25.87              25.12             25.23        25.52
                                        -------          ---------           -------      -------

COMMON STOCK PRICES(9)
High                                     40 1/4             35                39 1/4       39 1/8
Low                                      30 3/8             28 3/8            29 1/4       25 1/4
Year-end                                 37 3/4             33 7/8            33 3/8       35 3/8
                                        -------          ---------           -------      -------

FINANCIAL RATIOS
Current ratio                               1.2                1.1               .96          1.1
Total debt to capital ratio                41.2               38.5              38.0         39.1
Return on equity                            5.6(4)             4.7(5)            1.4(6)       3.2(7)
Return on investment                        4.2(4)             3.6(5)            2.0(6)       3.5(7)
                                        -------          ---------           -------      -------

CAPITAL EXPENDITURES                    $ 1,114          $     954           $ 1,368      $ 1,197
                                        -------          ---------           -------      -------

NUMBER OF EMPLOYEES                      70,000             72,500            73,000       70,500
                                        -------          ---------           -------      -------
                                        -------          ---------           -------      -------

     DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND STOCK PRICES

                                   1990       1989       1988
                                  -------    -------    -------
RESULTS OF OPERATIONS
Net sales                         $12,960    $11,378    $ 9,587
Costs and expenses, excluding
  interest                         11,695(8)   9,739      8,199
Earnings before income taxes,
  minority interest,
  extraordinary item and
  cumulative effect of
  accounting changes                  988(8)   1,434      1,223
Minority interest expense, net
  of taxes                             33         26         22
Extraordinary item
Cumulative effect of
  accounting changes
Net earnings (loss)                   569(8)     864        754
Earnings (loss) applicable to
  common shares                       569(8)     845        733
                                  -------    -------    -------

FINANCIAL POSITION
Working capital                   $   784    $   366    $   781
Plants, properties and
  equipment, net                    7,287      6,238      5,456
Forestlands                           751        764        772
Total assets                       13,669     11,582      9,462
Long-term debt                      3,096      2,324      1,853
Common shareholders' equity         5,632      5,147      4,557
                                  -------    -------    -------

PER SHARE OF COMMON
  STOCK--ASSUMING NO DILUTION
  (9)
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes              $  2.61    $  3.86    $  3.28
Extraordinary item
Cumulative effect of
  accounting changes
Earnings (loss)                      2.61       3.86       3.28
Cash dividends                        .84        .77        .64
Common shareholders' equity         25.67      23.67      20.57
                                  -------    -------    -------

COMMON STOCK PRICES (9)
High                               29 7/8     29 3/8     24 3/4
Low                                21 3/8     22 5/8     18 1/4
Year-end                           26 3/4     28 1/4     23 1/4
                                  -------    -------    -------

FINANCIAL RATIOS
Current ratio                         1.2        1.1        1.5
Total debt to capital ratio          36.1       33.9       25.8
Return on equity                     10.5(8)    17.8       17.0
Return on investment                  7.2(8)    11.3       11.0
                                  -------    -------    -------

CAPITAL EXPENDITURES              $ 1,267    $   887    $   645
                                  -------    -------    -------

NUMBER OF EMPLOYEES                69,000     63,500     55,500
                                  -------    -------    -------
                                  -------    -------    -------

FINANCIAL GLOSSARY

Current ratio--
current assets divided by current liabilities

Total debt to capital ratio--
long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, deferred income taxes, minority interest, other liabilities, preferred securities and total common shareholders' equity.

Return on equity--
net earnings divided by average common shareholders' equity (computed monthly).

Return on investment--
net earnings plus after-tax interest expense and minority interest expense divided by an average of total assets minus accounts payable and accrued liabilities.

FOOTNOTES TO ELEVEN-YEAR FINANCIAL SUMMARY

(1) Includes a $20 million pre-tax gain ($12 million after taxes) on the sale of the Company's Veratec nonwovens business, an $83 million pre-tax gain ($50 million after taxes) from the reversal of previously established reserves that are no longer required, a $111 million pre-tax charge ($68 million after taxes) for the impairment of oil and gas reserves due to low prices, a $105 million pre-tax restructuring and asset impairment charge ($56 million after taxes and minority interest) and $16 million of pre-tax charges ($10 million after taxes) related to our share of charges taken by Scitex, a 13% investee company, for the write-off of in-process research and development related to an acquisition and costs to exit the digital video business.

(2) Includes a pre-tax business improvement charge of $535 million ($385 million after taxes), a $150 million pre-tax provision for legal reserve ($93 million after taxes), a pre-tax charge of $125 million ($80 million after taxes) for anticipated losses associated with the sale of the imaging businesses, and a pre-tax gain of $170 million ($97 million after taxes and minority interest expense) from the redemption of certain retained west coast partnership interests and the release of a related debt guaranty.

(3) Includes a pre-tax restructuring and asset impairment charge of $515 million ($362 million after taxes), a $592 million pre-tax gain on the sale of a west coast partnership interest ($336 million after taxes and minority interest), a $155 million pre-tax charge ($99 million after taxes) for the write-down of the investment in Scitex and a $10 million pre-tax charge ($6 million after taxes) for our share of a restructuring charge announced by Scitex in November 1996.

(4) Includes $17 million ($10 million after taxes) of additional earnings related to the change in accounting for start-up costs.

(5) Includes $25 million of additional income tax expense to revalue deferred tax balances to reflect the increase in the U.S. statutory federal income tax rate.

(6) Includes restructuring and other charges totaling $398 million ($263 million after taxes).

(7) Includes a $60 million pre-tax restructuring charge ($37 million after taxes) and additional expenses related to the adoption of SFAS No. 106 of $25 million ($16 million after taxes).

(8) Includes a $212 million pre-tax restructuring charge ($137 million after taxes).

(9) Per share data and common stock prices have been adjusted to reflect a two-for-one stock split in September 1995. All per share amounts are computed before the effects of dilutive securities.

(10) Return on equity was 3.5% and return on investment was 3.2% in 1998 before special items. Return on equity was 3.3% and return on investment was 3.0% in 1997 before special items. Return on equity was 4.8% and return on investment was 3.6% in 1996 before special items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

RESULTS OF OPERATIONS

International Paper's 1998 net sales totaled $19.5 billion, declining 3% from $20.1 billion in 1997 and 1996. In 1998, the impact of acquisitions and sales of businesses largely offset each other. The decline in sales resulted from lower sales volumes and prices and the weakening New Zealand dollar. Sales outside the United States declined to $4.7 billion in 1998, or 24% of consolidated net sales, from $5.7 billion, or 28% of consolidated net sales in 1997. Export sales from the U.S. were at a disadvantage because of the strong U.S. dollar and declined to $1.2 billion from $1.4 billion in 1997 and 1996. Total 1998 international sales of $5.9 billion compared with $7.1 billion in 1997 and $7.3 billion in 1996.

Full-year 1998 net earnings of $236 million or $.77 per share included special items that reduced net earnings by $72 million or $.23 per share. This compared with a 1997 net loss of $151 million or $.50 per share and 1996 net earnings of $303 million or $1.04 per share. Special items totaling a net loss of $461 million or $1.53 per share and $131 million or $.45 per share were recorded in 1997 and 1996, respectively. Earnings before special items were $308 million or $1.00 per share in 1998 compared with earnings before special items of $310 million or $1.03 per share in 1997 and $434 million or $1.49 per share in 1996.

Operating profit totaled $1.1 billion in both 1998 and 1997, down from $1.4 billion in 1996. Lower sales volumes and prices for many of our products reduced 1998 operating profit by about $400 million as compared with 1997. However, this decline was offset by $300 million of manufacturing and other cost reductions and lower material costs as well as higher profits from forestland sales. In 1998, we curtailed production by 1 million tons at our U.S. pulp and paper mills, more than 60% of which was market-related. In 1997, lower prices cost our U.S. businesses over $500 million in earnings compared with 1996, more than negating the impact of profit improvement programs that added over $300 million to 1997 earnings.

Excluding special items, return on investment was 3.2% in 1998 compared with 3.0% in 1997 and 3.6% in 1996. Despite progress, management recognizes that current financial returns are not satisfactory and continues to focus on company-wide business improvement initiatives. These are described more fully in the section titled "Special Items Including Restructuring and Business Improvement Actions" and in the discussion and analysis of each business segment.

Despite the negative effect that unsettled global economic conditions had on the paper and forest products industry, we accomplished a great deal in 1998. We have significantly reduced costs, improved our performance with customers, learned how to more efficiently manage capacity in weak markets, sharpened our focus on winning businesses, and completed the sale of about $1 billion of nonstrategic assets. Focusing on improvement in our core businesses, we completed several acquisitions during the year to improve our competitive position and to better serve our customers. Significant among these acquisitions were the Zellerbach distribution business, the Weston Paper industrial packaging business, and OAO Svetogorsk, a Russian pulp and paper manufacturer. Carter Holt Harvey also expanded its folding carton and cup operations into Australia, the latter jointly with our U.S. foodservice business.

Our most significant move in 1998 was the negotiation of a merger with Union Camp Corporation, a leading U.S. manufacturer of paper, packaging, chemicals and wood products and a significant forestland owner. The merger, valued at approximately $6.6 billion including the assumption of debt, is subject to approval by International Paper and Union Camp shareholders. Under the terms of the merger agreement, Union Camp shareholders will receive International Paper common shares worth $71 for each Union Camp share. The merger, which will be accounted for as a pooling of interests, should be completed early in the second quarter of 1999. Cost savings from combining the two companies are expected to be about $300 million annually.

We expect that there will be significant one-time costs in 1999 associated with the Union Camp merger. These include the direct expenses of the merger, which we estimate to be about $40 million, and those charges associated with actions to be taken to achieve the $300 million of annual cost savings.

In 1999, we anticipate that global economic conditions and excess worldwide capacity will continue to present sizable challenges for our industry. Both the U.S. and Europe should grow more slowly than in 1998. We expect recovery in Asian markets, although it is likely to be slow. Nevertheless, we are seeing signs of improvement in supply and demand relationships and are more optimistic about the latter part of 1999 and beyond. Reflecting this, we announced price increases for linerboard, uncoated papers and pulp in the 1999 first quarter.

DESCRIPTION OF INDUSTRY SEGMENTS

U.S. AND EUROPEAN PAPERS

UNCOATED PAPERS: International Paper is one of the largest U.S. producers of uncoated papers, with production of nearly 2 million tons annually. Products include reprographics paper, offset printing papers, and converting grades for tablets and envelopes. Market franchises include the HAMMERMILL and SPRINGHILL brands. We also make uncoated bristols for file folders, tags, tickets and index cards.

COATED PAPERS: We supply over 1.3 million tons of coated papers and bristols from 6 U.S. mills for book and magazine publishing, catalogs, and direct-mail and other print advertising. The Company ranks fourth among U.S. coated groundwood producers and manufactured about 525,000 tons in 1998. We also produce coated freesheet, such as ACCOLADE, for upscale catalogs and magazines and we make coated bristols used for book covers and commercial printing applications.

PULP: We produced about 1.4 million tons of market pulp in the U.S. in 1998. Grades range from pulp used to make paper, to fluff pulp for hygiene products, to specialty pulps used in items such as cigarette filters and fabrics. Approximately 22% of our production is specialty pulps, which exhibit more price stability than paper pulps.

EUROPEAN PAPERS: We are a leading supplier of office, coated and specialty papers in European markets supplying over 2 million tons annually from 12 mills in France, Germany, Poland, the United Kingdom and Russia. International Paper S.A. is Europe's second largest producer of reprographics paper. Zanders produces premium coated papers such as IKONO, used in high-end marketing brochures and annual reports. Kwidzyn produces office papers, pulp, coated board and newsprint in Poland. Klucze is a leading supplier of brand facial tissue in Poland. Our December 1998 acquisition of a low-cost pulp and paper mill in Svetogorsk, Russia, complements our existing operations in Europe producing liquid packaging board, office papers and market pulp.

INDUSTRIAL AND CONSUMER PACKAGING

INDUSTRIAL PACKAGING: International Paper is the third largest manufacturer of containerboard in the U.S. and is capable of producing 3 million tons annually from 6 mills. Nearly one third is specialty grades such as PINELINER, COLORBRITE and BRITETOP. About 60% of our production is converted into corrugated boxes and other packaging by our 32 U.S. container plants. These include 11 plants acquired through our merger with Weston Paper in April 1998. In Europe, we have 1 recycled mill in France and 17 container plants in the United Kingdom, Italy, Spain and France that produce 850,000 tons annually. Our plants in Southern Europe are the leading providers of corrugated packaging for agricultural products. In March 1998, we added 3 corrugated container plants and a recycled containerboard mill to our global reach by partnering with a producer of industrial packaging in Turkey. We also produce 300,000 tons of kraft paper each year that is used in multiwall and retail bags.

CONSUMER PACKAGING: As the world's largest producer of bleached board, we supply 2 million tons annually from 6 U.S. mills. Our EVEREST and STARCOTE brands are used globally for folding cartons for food, cosmetics, pharmaceuticals, computer software and tobacco, and in beverage packaging for juice and milk. Over one third of our bleached board is made into packaging and other products in our own plants. Our 21 beverage packaging plants throughout the world offer complete systems, from cartons to filling machines, for both fresh and aseptic packaging. In the U.S., 13 plants provide folding cartons for retail use and disposable packaging to the foodservice industry. We also have joint ventures with Carter Holt Harvey in Australia and Chile.

DISTRIBUTION

Through XPEDX, our North American merchant distribution business, we supply industry, wholesalers and end users with a vast array of printing, packaging, graphic arts, maintenance and industrial products. XPEDX operates over 90 warehouses, 130 sales offices and 180 retail stores in the U.S. and Mexico. The segment also includes the operations of Zellerbach acquired in August and integrated with XPEDX during 1998. Overseas, Papeteries de France, Scaldia in the Netherlands and Impap in Poland serve European markets. About 20% of distribution sales are products produced by International Paper's own facilities.

SPECIALTY PRODUCTS

INDUSTRIAL PAPERS: We produce 370,000 tons of specialty industrial papers used in applications such as pressure-sensitive labels, food and industrial packaging, industrial sealant and tapes, and consumer hygiene products.

CHEMICALS: Arizona Chemical is a leading processor of crude tall oil and crude sulfate turpentine, natural by-products of the papermaking process. Products also include specialty resins used in adhesives and inks, made at 11 plants in the U.S. and Europe.

FINE PAPERS: We produce and market over 130,000 tons annually of premium quality text, cover, coated and business papers under the brand names BECKETT, STRATHMORE, HAMMERMILL PREMIUM and ZANDERS DEZIGN.

PETROLEUM: This business manages mineral rights on Company-owned and leased land, and explores for and develops oil and gas reserves. These assets contribute to our results and serve as a partial hedge against fluctuating energy prices.

FOREST PRODUCTS

FOREST RESOURCES: International Paper owns or manages about 5.9 million acres of forestlands in the U.S., mostly in the South. In 1998, these forestlands supplied over 20% of the Company's wood requirements.

WOOD PRODUCTS: Our 21 U.S. plants produce southern pine lumber, plywood and oriented strand board (OSB). These plants are located in the southern U.S. near our forestlands. We produce approximately 1.8 billion board feet of lumber, over 650 million square feet of plywood and 925 million square feet of OSB.

MASONITE: From 8 locations in North America and Europe, Masonite manufactures and markets CRAFTMASTER door facings and other molded products for residential and commercial construction, as well as a broad line of hardboard exterior siding, industrial hardboard and a wide range of softboard products for the home and office. Our worldwide capacity for door facings is approximately 1.2 billion square feet.

DECORATIVE PRODUCTS: We produce high- and low-pressure laminates, particleboard and graphic arts products. Markets served include residential and commercial construction, furniture, store fixtures, graphic arts and specialty niche markets.

CARTER HOLT HARVEY

Carter Holt Harvey is 50.3% owned by International Paper. It is one of the largest forest products companies in the Southern Hemisphere, with operations in New Zealand, Australia and Chile. The Australasian market accounts for 85% of its sales. Asia, particularly Korea and Japan, is an important market for its logs. Carter Holt Harvey's forest operations own 820,000 acres of sustainable radiata pine plantations in New Zealand currently yielding 5 million cubic meters of logs annually. This yield is expected to increase to 7 million cubic meters by 2005. About 75% of the harvest is processed through Carter Holt Harvey's wood products and pulp and paper businesses. Their access to one of the largest low-cost softwood fiber bases in the Southern Hemisphere is a key strength.

Carter Holt Harvey is the largest Trans-Tasman company producing lumber, plywood and engineered wood products. It has 600 million board feet of lumber capacity. Carter Holt Harvey is New Zealand's largest manufacturer and marketer of pulp and paper products, with overall annual capacity of 850,000 tons at 4 mills. Its major products are linerboard and pulp. Carter Holt Harvey produces 150,000 tons of tissue products from 2 mills and 7 converting facilities and is the market leader and largest manufacturer in Australia. SORBENT is the most recognized local tissue brand in this market. Carter Holt Harvey produces corrugated boxes and plastic packaging with a focus on the horticulture, primary produce and foodservice markets in New Zealand and Australia. It also has a significant share of the Australian cup market through its Continental Cup joint venture with International Paper. The distribution business comprises the Carters building supplies chain in New Zealand and paper merchants B. J. Ball in New Zealand and Raleigh Paper in Australia.

Carter Holt Harvey owns a 50% stake in a joint venture that holds 60% of Compania de Petroleos de Chile (COPEC), Chile's largest industrial conglomerate, which is listed on the Santiago, Chile, Stock Exchange. COPEC owns and manages the largest forest reserves in Chile, comprising 1.2 million acres of mainly radiata pine; has annual pulp capacity of over 1.3 million tons; and is a major producer of sawtimber.

INDUSTRY SEGMENT RESULTS

U.S. AND EUROPEAN PAPERS

U.S. and European Papers posted sales of $4.9 billion compared with $5.2 billion in 1997 and 1996. Economic turmoil in Asia significantly affected the worldwide supply/demand balance during 1998, causing weak markets and prices for the Company's pulp and paper products. Despite the success of management actions to reduce costs, operating profit fell to $135 million in 1998 from $170 million in 1997 and $180 million in 1996.

U.S. PAPERS sales were $2.7 billion, down from $2.9 billion in 1997 and $2.8 billion in 1996. The decline between 1998 and 1997 reflects weaker sales volumes for uncoated papers and bristols, offset to some extent by higher prices for coated papers. Demand in the U.S. began to weaken in the second quarter of 1998 and continued to wane throughout the year. The U.S. net trade balance suffered considerably--soft export markets, a strong U.S. dollar and rising imports all playing a part. In view of these weak markets, we curtailed production at our U.S. mills to avoid building inventories. U.S. Papers operating profit in 1998 improved considerably from 1997 levels but was below 1996.

Uncoated papers sales were $1.6 billion in 1998, a decline of 10% from 1997 and 15% from 1996. Prices fell steadily during 1998 and, on average, were flat with 1997. Shipments were down by 10% from 1997. Following profitable results in 1997 and 1996, a loss was reported in 1998.

U.S. Coated Papers sales of $1.1 billion increased 4% over 1997 and 20% over 1996. Operating profit improved considerably in 1998 after declining 30% in 1997, primarily as the result of start-up costs associated with production of ACCOLADE, our new lightweight coated free sheet product. On average, prices increased nearly $40 per ton, about 4% over 1997. The first half of 1998 was characterized by strong demand for both coated groundwood and our premium coated paper product, ACCOLADE. However, demand weakened significantly by mid-year as customers liquidated inventories. The market was adversely impacted by imports as well, and prices fell steadily as the year progressed.

PULP sales from our U.S. facilities were $590 million in 1998 and declined 17% from 1997. The business reported a loss in 1998 compared with profits in 1997 and 1996. Average paper pulp prices were 8% below 1997. Volume was lower as well, owing to weak export markets and generally soft paper demand. Sales for specialty pulp were also lower, due to weakness in Asia for cigarette filter tow and declining demand for rayon.

EUROPEAN PAPERS sales were $1.6 billion, about 5% lower than in 1997 and 1996. European demand for paper grew modestly in 1998, but markets were weak especially in the second half of 1998. Market-related downtime was taken in uncoated and coated papers in the second half of the year. European Paper's 1998 shipments of uncoated and coated papers were off 2% to 3%. Prices were lower than in 1997 across all product lines, considerably so for coated papers and pulp, and a strong U.S. dollar reduced the value of our sales even further. Despite lower sales, operating profit for our European operations improved more than 30% from 1997 as productivity and cost-reduction efforts more than offset lower sales. Zanders reported an operating profit for the second consecutive year. Kwidzyn's performance was particularly strong, as the mill achieved record newsprint and boxboard production.

Our U.S. and European Papers businesses completed a number of actions that will help improve future profits. We completed a restructuring program that reduced our U.S. Papers capacity by 400,000 tons. We undertook a major new program to improve the cost position of our U.S. mills. The first phase is the reduction of 750 jobs at 3 mills. A recent upgrade at our Natchez, Miss., mill should boost specialty pulp sales in 1999. And we plan to aggressively market our HAMMERMILL brand and expect its increased sales will enrich our sales mix. In December 1998, we purchased a paper mill in Svetogorsk, Russia, near Finland, that houses one of Europe's widest uncoated papers machines, capable of producing 250,000 tons annually.

As 1999 began, prices were lower than in 1998 for most products. Inventories of pulp are relatively low, customer inventories are at normal levels and we believe that prices have bottomed. However, we see only gradual price recovery this year. As a result, 1999 average prices are expected to be well below the 1998 average. The profit improvement programs now underway are expected to contribute $200 million annually to pre-tax earnings of the U.S. and European Papers segment, which will partially offset the impact of lower prices.

INDUSTRIAL AND CONSUMER PACKAGING

Industrial and Consumer Packaging sales totaled $4.6 billion in 1998, up from $4.4 billion in 1997. 1998 operating profit increased to $265 million from $170 million in 1997. The improvement in both sales and earnings in 1998 was driven mainly by higher average prices for containerboard and corrugated boxes. Sales were $4.3 billion in 1996 and operating profit was $375 million.

INDUSTRIAL PACKAGING revenues were $2.3 billion in 1998, up from $2.1 billion in 1997 and flat with 1996. After posting a loss in 1997, operating profit in 1998 was one half that of 1996. Following a period of strength in 1997, industrial packaging markets weakened during 1998. Excess capacity, rising imports and a collapse of export markets all played a role. Furthermore, U.S. industry box shipments grew only 1%, considerably less than in 1997. Over the course of the year, we curtailed our production by 400,000 tons to control our inventories. Although containerboard prices declined as 1998 progressed, on average they were 12% higher than in 1997.

During 1998, our Industrial Packaging businesses made progress on several fronts. In March, we entered into a joint venture with a manufacturer in Turkey, building our presence in Eastern Europe and Asia. Our merger with Weston, which owned a corrugated medium mill and 11 box plants, strengthened our capability in those U.S. markets where we did not previously have container plants. Also, it enabled us to increase the amount of company-produced containerboard used in our plants to 60%. Several manufacturing initiatives were accomplished in 1998 as well. We completed a capital project at our Mansfield, La., mill, which was successful in improving quality and production efficiency. We increased fiber yield and purchasing efficiency, reducing our per-ton costs by 3% to 4%. And we made organizational changes to foster better customer focus and sales mix.

We expect industrial packaging prices to recover in 1999 as downsizing by several North American producers should reduce U.S. industry capacity by 6%. We shut down our Gardiner, Ore., mill in late 1998 for an indefinite period of time due to the excess capacity in our Industrial Packaging business. Some price improvement was evident as 1999 began. Earnings improvement in 1999 will come from cost containment and marketing initiatives.

CONSUMER PACKAGING sales were $2.3 billion, flat with 1997 and up from $2.0 billion in 1996. Operating profit was essentially flat with 1997 and 12% below 1996. 1998 results continued to be hurt by the downturn in worldwide markets. Our shipments of bleached board were down nearly 4%, and those into export markets were off 10%. Weak international markets adversely affected both prices and sales mix in domestic markets as well. At year-end, prices for folding carton board were 6% lower than a year earlier.

Weak market conditions obscured the positive impact of a number of operating improvements in 1998. Our mills ran well, raw material and energy costs were down, and per-ton manufacturing costs were lower by 3%. We reorganized our operations to align more closely with customers and the markets they serve-- beverage packaging, retail packaging and foodservice--thereby sharpening customer focus and our ability to offer total packaging solutions. We made two acquisitions with Carter Holt Harvey enabling us to jointly offer a full line of foodservice products in new markets: Continental Cup in Australia and the paper cup division of Marinetti S.A. in Chile.

As 1999 began, prices for consumer packaging products remained under pressure. While there are signs that conditions in Asia are stabilizing and the slump in export markets is easing, we do not expect significant price recovery this year. Therefore, earnings improvement will depend on internal initiatives.

DISTRIBUTION

North American and European distribution sales totaled $5.5 billion in 1998 compared with $4.6 billion in 1997 and $4.5 billion in 1996. Operating profit was $80 million in 1998, declining from $85 million in 1997 and $100 million in 1996. Profit on sales declined from 1.9% in 1997 to 1.4% in 1998 due largely to lower margins.

XPEDX, our North American distribution operation, posted sales of $5.2 billion in 1998, up 22% from 1997 and 1996. The increase over 1997 was driven by unit sales growth of 5% and the acquisition of Zellerbach in August 1998. Excluding Zellerbach and Taussig Graphics Supply, acquired in late 1997, sales were $4.5 billion in 1998. Despite sales growth, operating profit declined 10% mainly because of weaker margins. The margin decline was caused by lower sales prices and increasingly competitive markets for printing papers as both merchants and customers consolidate. Certain nonrecurring costs also reduced 1998 operating profit. These included marketing costs aimed at strengthening the XPEDX brand name, as well as costs related to the Zellerbach integration. Operating profit in the second half of 1998 improved over the first half, reflecting better operating efficiencies and the impact of Zellerbach.

The successful integration of Zellerbach was largely completed in 1998. We combined the companies, retaining only those customers and markets that met our strategic and financial objectives. Of Zellerbach's 38 primary locations, 25 were merged with XPEDX facilities in 1998, 2 were closed and 7 remain as stand-alone operations in markets not previously served by XPEDX. The last 4 were merged in early 1999. As of year-end 1998, we had surpassed our goal to eliminate 1,000 jobs. XPEDX enters 1999 poised to better serve customers with a broader range of products and the best capabilities of both organizations. Furthermore, XPEDX continued its ongoing program of consolidating warehousing operations into more efficient regional distribution centers.

XPEDX plans to achieve higher sales and earnings in 1999, with the full-year impact of Zellerbach, further volume growth and ongoing profit-improvement initiatives. In 1999, the adoption of a sophisticated purchasing discipline will yield many advantages, among them lower working capital and better service capability.

Our European distribution operations--Papeteries de France, Scaldia in the Netherlands and Impap in Poland--posted sales of $340 million, increasing 4% from 1997 and 1996. Operating profit was flat with 1997 and 1996.

Overall, we expect higher sales and earnings for the distribution businesses in 1999.

SPECIALTY PRODUCTS

Specialty Products sales in 1998 were $1.3 billion compared with $1.4 billion in 1997 and 1996. Sales were lower across this group of businesses, especially Chemicals and Petroleum. Results were affected by the downturn in the Asian markets and new competitive capacity. Earnings were $125 million in 1998, declining from $155 million last year and $175 million in 1996. Restructuring and cost-reduction programs had a very positive impact, and the primary reasons for the decline in earnings were lower oil and gas and industrial paper prices.

INDUSTRIAL PAPERS sales were $540 million, down slightly from $550 million in 1997 and 1996. Operating earnings in 1998 were down 35% versus 1997 and were one half that of 1996. U.S. demand for release-backing products grew only 3% in 1998, lower than in recent years. At the same time, new capacity entered the market with overseas demand weakening. Prices were down 3% to 5%. Plans are underway to take substantial costs out of this business.

FINE PAPERS sales in 1998 were $295 million, 6% lower than 1997 and 10% below 1996. Despite lower sales, operating earnings increased slightly over both 1997 and 1996 due to restructuring actions taken over the past two years. We consolidated production on our most efficient machines, reduced fixed costs, and centralized our converting and finishing operations. There should be additional positive carryover effects of these actions in 1999.

CHEMICALS sales were $410 million in 1998, down 10% from 1997 and 4% from 1996, while operating earnings improved 14% over 1997 and 43% over 1996. Sales volumes declined in 1998 due to competitive pricing and product substitution in both the U.S. and Europe. We reduced fixed costs by 15% and improved both product quality and the reliability of our operations. These actions more than offset the impact of lower sales. In 1999, we expect additional earnings improvement.

PETROLEUM posted 1998 sales of $75 million compared with $105 million in 1997 and $120 million in 1996. Operating profit in 1998 declined nearly 60% and was one third that of 1996. Both sales and profits were severely hurt by oil and gas prices. Oil prices, adjusted for inflation, were at 50-year lows. In 1998, average oil prices fell by 35%, and gas prices by 18%. Price declines necessitated write-downs of our oil and gas properties in 1998. See the section titled "Special Items Including Restructuring and Business Improvement Actions" for further details. If oil and gas prices continue to fall, additional write-downs may be required in 1999. The Company's exploration program, which is focused on West Texas, the Gulf Coast and the Gulf of Mexico, yielded new reserves in 1998 that exceeded production by 40%. Earnings in 1999 will depend mainly on oil and gas pricing.

FOREST PRODUCTS

Forest Products sales were $2.5 billion in 1998, down from $2.7 billion in 1997 and flat with 1996. Operating profit of $505 million improved from $475 million in 1997 and $390 million in 1996 as stronger forestland operations more than offset weakness in our building materials businesses.

FOREST RESOURCES revenues increased 8% to $450 million in 1998 from $410 million in 1997. Sales in 1996 were $450 million. 1998 operating profit increased nearly 30% over year-earlier levels. The increase reflects the completion in 1998 of a series of sales of partnership interests involving over 100,000 acres of forestlands in Pennsylvania and New York. Results also benefited from higher average sawtimber prices, which were 4% above 1997, and lower minority interest expense because of the repurchase of IP Timberlands, Ltd.'s publicly traded Class A Units in March. As planned, 1998 harvest volumes were slightly lower than in 1997 due to the age class limitations of our timber holdings.

As 1999 began, sawtimber prices were slightly above early-1998 levels. On average, we expect prices in 1999 to be lower than in 1998. Our harvest volumes will be lower too, again reflecting the age of our forests. However, we project that our harvest will increase significantly over the next decade as high-yield plantations reach maturity. We will continue to sell nonstrategic forestlands when a tract's sales value represents a premium over its hold-and-operate value and the tract is not a critical supply factor to our mills.

WOOD PRODUCTS sales declined nearly 9% to $950 million in 1998 and were down from $1 billion in 1997. 1996 sales were $835 million. Profits for this business weakened significantly. Most of the decline was the result of considerably lower lumber prices, caused by soft export markets, especially in Asia, and an increase in Canadian imports. Conversely, oriented strand board markets strengthened and prices reached record levels during the year. Plywood pricing was flat with 1997. Lower sales prices, as well as higher fiber costs, were offset to some extent by better operations, improved yields and a higher margin sales mix. During the year, several high-cost plants in the U.S. industry were forced to close. By year-end the supply/demand balance improved and lumber markets began to stabilize.

MASONITE sales were $500 million in 1998, which was 12% below 1997 sales of $565 million. 1996 sales were $590 million. The decline was caused in part by industry capacity additions and weak Asian demand during 1998, which reduced pricing for door facings. For the same reasons, operating profit fell below 1997 levels to about one half of 1996.

DECORATIVE PRODUCTS sales were $620 million in 1998 as compared with $635 million in 1997 and $670 million in 1996. Operating profit declined slightly in 1998 after falling 11% in 1997. In 1998, weak sales of both high- and low-pressure laminates were largely offset by improvements in other product lines. During the year, we closed 2 unprofitable medium-density fiberboard plants.

In 1999, we expect higher building materials earnings to come mainly from higher volumes and internal cost reduction initiatives.

CARTER HOLT HARVEY

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand in four major respects:

1. Carter Holt Harvey's reporting period is a fiscal year ending March 31. Our segment results are for the calendar year.

2. Our segment earnings include only our share of Carter Holt Harvey's operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey's sales.

3. Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars. The weighted average currency exchange rate used to translate New Zealand dollars to U.S. dollars was .54 in 1998, .66 in 1997 and .69 in 1996.

4. Carter Holt Harvey reports under New Zealand accounting standards but our segment results comply with U.S. generally accepted accounting principles. The major differences relate to cost of timber harvested, COPEC and start-up costs. These differences reduced segment earnings by about $40 million in 1998 and $30 million in each of the years 1997 and 1996.

Carter Holt Harvey's segment sales of $1.5 billion in 1998 were below 1997 sales of $2.0 billion. The translation effect of the weakening New Zealand dollar accounted for 76% of the decline. Also, Carter Holt Harvey sold its building products business in April 1998. 1996 sales were $2.1 billion. Results were severely impacted by the weakness in Asian economies during this period as well as that of New Zealand, which depressed pricing and demand for logs, timber, pulp and paper products. Earnings were also adversely affected by downtime associated with the modernization of the Kinleith pulp and paper mill and related start-up costs. Segment operating profit declined to $20 million in 1998 from $90 million in 1997 and $130 million in 1996.

Forests results were negatively impacted by volume and price declines resulting from the near collapse of the Korean log markets early in 1998 and the slowdown of the Japanese economy. However, log exports, although remaining below 1997, improved sharply in the fourth quarter. For 1998, under U.S. accounting principles after adjusting for cost of timber harvested, Forests operated at a loss. Wood products earnings were only slightly below 1997 as operations in Australia performed strongly, but were offset by weakness in New Zealand. Carter Holt Harvey's Pulp, Paper and Tissue group reported a 88% decline in earnings caused by substantially lower prices for pulp and paper, as well as a loss of production due to downtime associated with the Kinleith project. However, the tissue business is performing well, with slightly higher earnings from volume increases associated with market share gains and productivity improvements. Packaging earnings were below those of 1997 due to significant erosion of both prices and volumes caused by the weak New Zealand economy and competitive pressure. Two 1998 acquisitions in Australia performed well: a joint-venture cup business with International Paper and the folding carton business of Riverwood International. The distribution business reported a loss in both 1998 and 1997, but its performance had returned to break-even by the fourth quarter of 1998. Earnings from Carter Holt Harvey's equity investments, primarily COPEC, were also down significantly principally due to lower pulp sales volumes and prices and the weakening of the Chilean peso against the U.S. dollar.

Carter Holt Harvey made significant progress in 1998 to reduce costs. The "Genesis" margin improvement program continues to make a significant contribution to earnings. The EBIT contribution from "Genesis" in 1998 was $30 million and the annual run rate for projects now underway is $50 million. Our share, about half, is included in these segment results.

Looking forward to 1999, Carter Holt Harvey anticipates improved economic conditions in New Zealand and in some Asian markets. As the year began, log and pulp markets have improved from their low levels. Linerboard and pulp prices are showing some signs of recovery. Furthermore, a lower cost structure and the benefits of the Kinleith mill modernization are expected to improve results in 1999.

LIQUIDITY & CAPITAL RESOURCES

CASH PROVIDED BY OPERATIONS

Cash provided by operations totaled $1.7 billion for 1998 compared with $1.2 billion in 1997 and $1.7 billion in 1996. The increase over 1997 was primarily due to working capital changes. After adjusting for noncash special items on an after-tax basis, net earnings were about even with 1997 and about $125 million below 1996. Depreciation and amortization expense was $1.2 billion for 1998 compared with $1.3 billion in 1997 and $1.2 billion in 1996. A decrease in working capital added about $45 million to 1998 operating cash flow. Working capital reduced operating cash flow by $400 million in 1997 and $50 million in 1996.

INVESTMENT ACTIVITIES

Capital spending was $1.0 billion in 1998, slightly lower than 1997 spending of $1.1 billion and substantially below 1996 spending of $1.4 billion. Capital spending is expected to be just under $1.0 billion in 1999. The following table presents capital spending by each of our business segments.

        CAPITAL SPENDING BY INDUSTRY SEGMENT

IN MILLIONS FOR THE YEARS ENDED DECEMBER 31                          1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                           $     262  $     273  $     452
Industrial and Consumer Packaging                                        259        239        273
Distribution                                                              19         20         14
Specialty Products                                                       136        106        120
Forest Products                                                          165        178        261
Carter Holt Harvey                                                       166        230        161
                                                                   ---------  ---------  ---------
Subtotal                                                               1,007      1,046      1,281
Corporate and other                                                       42         65        113
                                                                   ---------  ---------  ---------
Total                                                              $   1,049  $   1,111  $   1,394
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

Under a 1997 business improvement plan, we undertook the sale of $1 billion of nonstrategic assets. This program was substantially completed in 1998. Divestitures completed during 1998 included the Imaging printing and graphic arts businesses, the label business, the Veratec nonwovens division and Carter Holt Harvey's building products business. Substantially all of these proceeds were used to reduce debt or for general corporate purposes.

In December 1998, we acquired OAO Svetogorsk, a pulp and paper business based in Russia, which should enhance our ability to serve growing market demand in Russia and Eastern Europe. We acquired the Zellerbach distribution business in August 1998 for $261 million in cash and integrated it into XPEDX, our distribution operation. In April 1998, Weston Paper and Manufacturing Company, which operates a corrugated medium mill and 11 container plants in the central and southeastern U.S., was acquired by exchanging about 4.7 million International Paper common shares valued at approximately $232 million, in a noncash transaction. Carter Holt Harvey also acquired Riverwood International, an Australia-based folding carton business for approximately $46 million in cash early in the 1998 second quarter. In February 1998, we entered into a joint venture with Olmuksa in Turkey for $37 million for the manufacture of containerboard and corrugated boxes for markets in Turkey and surrounding countries. Also, Carter Holt Harvey and International Paper jointly acquired Australia-based Continental Cup in February 1998 for $18 million and the paper cup division of Marinetti S.A. based in Chile for $12 million in December 1998. These acquisitions will allow Carter Holt Harvey and International Paper's Foodservice division to offer a full line of foodservice products in the Australian and South American markets.

Acquisitions in 1997 included Merbok Formtec, an Asian door facings company, and Taussig Graphics Supply, Inc., a distributor of graphic arts products, which complemented our distribution business.

In March 1996, International Paper merged with Federal Paper Board, a paper and forest products company with facilities in the U.S. and the U.K. Federal shareholders received, at their election and subject to certain limitations, either $55 in cash or a combination of cash and International Paper common stock worth $55 for each Federal common share. In total, Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock, and $800 million of debt was assumed. Other 1996 acquisitions included Forchem, a tall oil and turpentine processor in Finland, and Forwood Products, a timber-processing business in Australia, each acquired for about $100 million.

FINANCING ACTIVITIES

Financing activities during 1998 included a $1.8 billion net reduction primarily of short-term debt, and the issuance of $1.5 billion of preferred securities of subsidiaries. In March 1998, Timberlands Capital Corp. II, a wholly owned consolidated subsidiary, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. In June 1998, IP Finance (Barbados) Limited, a wholly owned consolidated non-U.S. subsidiary, issued $550 million of preferred securities with a dividend payment that is based on LIBOR. In September 1998, International Paper Capital Trust III, a wholly owned consolidated subsidiary, issued $805 million of 7 7/8% mandatorily redeemable preferred securities. Proceeds from the latter two preferred securities issuances were used primarily to reduce short-term borrowings.

Long-term debt and notes payable on our consolidated balance sheet were $7.5 billion compared with $9.4 billion in 1997 and $10 billion in 1996. However, after adjusting for foreign exchange, acquisitions and restructuring activities, total debt was reduced by approximately $1.9 billion and $220 million in 1998 and 1997, respectively, on a cash flow basis. During 1998, one of the corporate debt rating agencies, Standard & Poor, downgraded our long-term debt rating from A- to BBB+.

Financing activities during 1997 included the issuance of environmental and industrial development bonds for various capital projects, repayment of $164 million of Federal 10% debentures, and a net reduction in commercial paper and short-term bank borrowings.

Financing activities in 1996 included short-term borrowings of $1.3 billion to acquire Federal, the issuance of $741 million of notes with maturities ranging from 3 to 7 years, and borrowings by IP Timberlands, Ltd. of $450 million due in 1999.

Unless otherwise noted, the proceeds of all of the financings described above were used to reduce short-term debt or for general corporate purposes.

Dividend payments were $306 million in 1998, $302 million in 1997 and $291 million in 1996. In each year, the dividend was $1.00 per common share.

CAPITAL RESOURCES OUTLOOK FOR 1999

The Company's financial condition continues to be strong. We anticipate that cash flow from operations, supplemented as necessary by short- or long-term borrowings, will be adequate to fund our capital expenditures, to service existing debt, and to meet working capital and dividend requirements during 1999.

OTHER FINANCIAL STATEMENT ITEMS

Net interest expense in 1998 was $496 million, about even with 1997 but below the $530 million reported in 1996, reflecting lower borrowing costs and higher tax-related interest income.

Minority interest expense declined to $76 million in 1998 from $129 million in 1997 and $169 million in 1996. The main reason for the decrease over the period was the sharp decline in Carter Holt Harvey's results. Also, the acquisition of the publicly traded Class-A depository units of IP Timberlands, Ltd. in March 1998 reduced minority interest by $37 million compared with 1997. The sale of West Coast partnership interests added $32 million to the 1996 amount. Also included in the minority interest expense are distributions related to preferred securities of subsidiaries. Increases in these distributions partially offset the other declines.

Our equity investments consist primarily of Scitex and Carter Holt Harvey's 30% ownership in COPEC, which it holds through a joint venture. Both Scitex and COPEC are publicly traded companies. At

December 31, 1998, the carrying amounts of these investments and their market values based on the closing per share amounts were as follows (in millions):

                                                                                SCITEX        COPEC
                                                                              -----------  -----------
Carrying Amount                                                                $      30    $     880
Market Value                                                                   $      67    $     840

For various reasons, the market values based on the closing per share amounts may be either higher or lower than the amount that could be realized if these investments were sold.

SPECIAL ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Special items reduced 1998 net earnings by $72 million, 1997 net earnings by $461 million and 1996 net earnings by $131 million. The following tables and discussion present the impact of special items for 1998, 1997 and 1996:

                                                                   1998
                                         --------------------------------------------------------
                                           EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                              TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
---------------------------------------  ---------------------------  ---------------------------
Before special items                              $     521                    $     308
Oil and gas impairment charges                         (111)                         (68)
Restructuring and other charges                        (121)                         (66)
Gain on sale of business                                 20                           12
Reversals of reserves no longer
  required                                               83                           50
                                                      -----                        -----
After special items                               $     392                    $     236
                                                      -----                        -----
                                                      -----                        -----

During 1998, we recorded $111 million of oil and gas impairment charges ($68 million after taxes). Of this amount, $56 million ($35 million after taxes) was recorded in the fourth quarter and $55 million ($33 million after taxes) was recorded in the third quarter. The Company has oil and gas exploration and production operations in West Texas, the Gulf Coast and the Gulf of Mexico. The Securities and Exchange Commission's regulations for companies that use the full-cost method of accounting for oil and gas activities require companies to perform a ceiling test on a quarterly basis. As a result of low oil and gas prices, the value of our properties were written down through these noncash charges.

Also in 1998, we recorded a $105 million pre-tax restructuring charge ($56 million after taxes and minority interest) consisting of $56 million of asset write-downs and $49 million of severance costs and we recorded pre-tax charges of $16 million ($10 million after taxes) related to our share of write-offs taken by Scitex, a 13% investee company, related to in-process research and development of an acquisition and its exit from the digital video business. The Scitex items are reflected as equity losses from the investment in Scitex in the consolidated statements of earnings. In addition, we recorded a $20 million pre-tax gain ($12 million after taxes) on the sale of our Veratec nonwovens division, and an $83 million pre-tax gain ($50 million after taxes) from the reversal of previously established reserves that were no longer required. These reserves were established in 1996 and 1997 and were primarily associated with the Veratec and Imaging businesses. The sales of these businesses were completed in 1998 and those reserves not required were returned to earnings.

The following table and discussion presents additional detail related to the $105 million restructuring charge (in millions):

                                                                            ASSET
                                                                         WRITE-DOWNS   SEVERANCE   TOTAL
                                                                         -----------   ---------   -----
Distribution                                                        (a)   $      20     $    10    $  30
U.S. Papers                                                         (b)          13          14       27
Carter Holt Harvey                                                  (c)          15           3       18
Industrial Packaging                                                (d)           8           7       15
Other                                                               (e)                      15       15
                                                                              -----    ---------   -----
Total                                                                     $      56     $    49    $ 105
                                                                              -----    ---------   -----
                                                                              -----    ---------   -----

(a) After the acquisition of Zellerbach, management of XPEDX decided to terminate certain software projects that were in process and to use Zellerbach's systems in certain of its regions. Accordingly, we wrote off related deferred software costs on these projects, resulting in a $20 million charge. As part of the Zellerbach integration plan, management determined that a significant part of the personnel reduction related to the termination of employees at the Company's duplicate facilities and locations. The $10 million severance charge represents the costs for terminating 274 XPEDX employees.

(b) The Company's U.S. Papers business shut down equipment at the Mobile, Ala., mill and announced the termination of 750 employees at the Mobile, Ala., Lock Haven, Pa., and Ticonderoga, N.Y., mills. At the Mobile mill, International Paper permanently closed a paper machine and related equipment with a net book value of $13 million. These assets were written down to their estimated fair market value of zero. The severance charge associated with the employee reductions at the 3 mills was $14 million.

(c) This charge primarily consists of a $15 million asset write-down associated with the closure of two Carter Holt Harvey facilities, Myrtleford and Taupo. Myrtleford, a tissue pulp mill located in Australia, was closed due to excess capacity in its tissue pulp system. Carter Holt Harvey will be able to produce the volume at lower costs at its Kawerau tissue pulp mill located in New Zealand. Carter Holt Harvey also decided to close the Taupo, New Zealand, sawmill due to excess capacity in its sawmill system as the result of recent productivity improvements. The $3 million severance charge represents the cost for terminating 236 employees. Our consolidated financial statements included revenues of $21 million, $36 million and $34 million and operating income of $1 million, $3 million and $3 million from these facilities in 1998, 1997 and 1996, respectively.

(d) Management decided to close the Gardiner, Ore., mill because of excess capacity in International Paper's containerboard system. As a result, the net plant, property and equipment assets of this mill were reduced from $13 million to the estimated salvage value of $5 million. In connection with the third-quarter decision to close this mill, the Company terminated 298 employees at the mill and recorded a severance charge of $7 million. This mill had revenues of $78 million, $105 million and $55 million and operating losses of $16 million, $1 million and $9 million in 1998, 1997 and 1996, respectively.

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

The following table is a roll forward of the severance costs included in the 1998 restructuring plan (in millions):

                                                                                       SEVERANCE
                                                                                     -------------
Opening Balance (third quarter 1998)                                                   $      49

1998 Activity
  Cash charges                                                                               (11)
                                                                                             ---
Balance, December 31, 1998                                                             $      38
                                                                                             ---
                                                                                             ---

The severance reserve recorded in the 1998 third quarter related to 1,968 employees. As of December 31, 1998, 945 employees had been terminated.

                                                                   1997
                                         --------------------------------------------------------
                                           EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                              TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
---------------------------------------  ---------------------------  ---------------------------
Before special items                              $     656                    $     310
Provision for legal reserve                            (150)                         (93)
Restructuring and other charges                        (660)                        (465)
Gain on sale of business                                170                           97
                                                      -----                        -----
After special items                               $      16                    $    (151)
                                                      -----                        -----
                                                      -----                        -----

In June 1997, a $535 million pre-tax business improvement charge ($385 million after taxes) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses and $95 million for severance and other expenses. At this point, the anticipated pre-tax earnings improvement of $100 million from the 1997 restructuring actions has been largely realized. The earnings improvement consists of $25 million of lower depreciation expense and $75 million of lower cash costs.

The $230 million write-down of assets that International Paper recorded in the second quarter of 1997 consisted primarily of write-downs associated with assets to be sold or shut down as follows (in millions):

Shutdown of European Papers facilities                                  (a)  $     105
Shutdown of U.S. Papers and Fine Papers facilities                      (b)        101
Write-off of Haig Point real estate development                         (c)         13
Other shutdowns                                                                     11
                                                                             ---------
                                                                             $     230
                                                                             ---------
                                                                             ---------

(a) In the second quarter of 1997, management committed to sell the Lancey, France, mill to an employee group. The Company wrote down the net carrying amount of the mill at June 30, 1997 by $65 million and established a reserve of $30 million to cover a retained exposure. This remaining exposure should be resolved in 1999 at which time we will complete our accounting for this sale. The sale closed in October 1997. Lancey had revenues of $52 million and $81 million and operating losses of $7 million and $9 million in 1997 and 1996, respectively. The Corimex, France, mill produces coated thermal fax paper, which is a market that weakened in the mid-1990s. During the second quarter of 1997, management concluded that it would continue to operate this mill but that the assets were impaired. Based on an analysis of expected future cash flows completed in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No.
    121), the Company reduced the carrying value of the Corimex mill from $12 million to $2 million, resulting in a $10 million charge. Corimex had operating losses of $2 million during 1997.

(b) The $101 million reserve related to the restructuring of the Fine Papers manufacturing operations in the Northeast ($51 million) and the shutdown of the deinking facility at the Lock Haven, Pa., mill ($50 million). The restructuring of the Fine Papers operations included the shutdown of the Woronoco, Mass., paper mill and three small paper machines at the Erie, Pa., mill. In the 1997 second quarter, we decided to close the deinking facility. Given that each of these actions represented the permanent shutdown of equipment or facilities, International Paper wrote-down the net carrying amount of the assets to zero. The Woronoco, Mass., mill had revenues of $46 million and $50 million and operating earnings of $5 million and $1 million in 1997 and 1996, respectively.

(c) The Company is the developer of a residential golf community named Haig Point at Daufuskie Island, S.C. As the developer, International Paper was responsible for operating this community until a specified number of lots were sold, at which time it would turn the community over to the homeowners. The net book value of our investment in Haig Point was $13 million at June 30, 1997. Given the continuing operating losses, $5 million in 1997, an updated marketing study, and the inability to find a buyer for this investment, we concluded that the investment was permanently impaired and wrote it down to zero. The operating loss in 1998 was $500,000.

The $210 million loss that the Company recorded in connection with sales or anticipated sales related to the following businesses (in millions):

Imaging                                                                 (a)  $     150
Veratec                                                                 (b)         25
Decorative Products                                                     (c)         20
Label                                                                   (d)         15
                                                                             ---------
                                                                             $     210
                                                                             ---------
                                                                             ---------

(a) The Company decided to sell its Imaging businesses in the second quarter of 1997. Based on discussions with its investment banker and meetings with potential buyers, the Company believed that the most likely outcome was to realize approximately $325 million. The Company established a reserve of $150 million which represented the estimated loss on the sale of the Imaging businesses. The Company expected to complete the sale of the Imaging businesses within one year. The Imaging businesses had revenues of $690 million and $713 million and operating earnings of $9 million and $1 million in 1997 and 1996, respectively.

(b) The Veratec division had developed a business that was based on an interspun technology for treating fabrics. The net carrying value of this business was $25 million at June 30, 1997. In June 1997, the Company decided to shut down this business and recorded a reserve of $25 million. Prior to the shutdown, this business had revenues of $2 million and $1 million and operating losses of $7 million and $8 million in 1997 and 1996, respectively.

(c) In the second quarter of 1997, management decided to sell the medium-density fiberboard, low-pressure laminates and particleboard businesses. The Company estimated the expected sales prices for each of these businesses and recorded a reserve of $20 million to reduce the net carrying amounts to these levels. The Company expected to complete the sales of these businesses within one year. These businesses had revenues of $196 million and $215 million in 1997 and 1996, respectively, and operating losses of $1 million in 1997 and operating earnings of $5 million in 1996.

(d) In the second quarter of 1997, management committed to a plan to sell the label business. The estimated loss on the label business sale included in the second-quarter 1997 restructuring charge was $15 million. The Company expected to complete the sale of the label business within one year. The label business had revenues of $24 million and $39 million in 1997 and 1996, respectively and an operating loss of $2 million in 1997 and operating earnings $1 million in 1996.

The $95 million of severance and other expenses consists of the following (in millions):

Severance                                                                (a)  $      42
Write-off of deferred software costs                                     (b)         18
Lease buyouts at warehouses                                              (c)          9
Write-off of deinking process license                                    (d)          4
Other exit costs                                                         (e)         22
                                                                                    ---
                                                                              $      95
                                                                                    ---
                                                                                    ---

(a) The $42 million severance charge relates to programs initiated and approved in the 1997 second quarter in the U.S. and European Papers, Industrial and Consumer Packaging segments and corporate staff groups to reduce headcount by 3,015 employees under the Company's existing ongoing severance plans. We recorded the charge in the second quarter as (1) management had committed to the plan of termination, (2) the benefit arrangement had been communicated to the employees, (3) the number of employees, their functions and locations had been identified, and (4) all terminations were to be completed within approximately one year. As of December 31, 1998, 2,446 employees had been terminated under these programs.

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

(d) The $4 million charge represents the write-off of the net carrying value of the deinking process license that the Company acquired from a third party. International Paper permanently shut down this operation in the 1997 second quarter. Accordingly, it wrote the license down to zero.

(e) The charge of $22 million relates to other exit costs.

In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes) was recorded for anticipated losses associated with the sale of the remaining Imaging businesses. Such amount was determined after consideration of the sales of certain of the Imaging businesses that had been completed and the estimated proceeds from the businesses remaining to be sold. The remaining Imaging businesses were sold in 1998.

Also included in the 1997 special items was a $150 million provision to increase our legal reserves as a result of a settlement by Masonite Corporation, a wholly owned subsidiary, of a class-action lawsuit relating to its hardboard siding product. A more detailed discussion of this legal settlement is included in Note 11 to the consolidated financial statements. The Company also recorded a gain of $170 million on the redemption of certain retained West Coast partnership interests and the release of a related debt guaranty.

The following table is a roll forward of the severance and other costs included in the 1997 restructuring plan (in millions):

                                                                                      SEVERANCE
                                                                                      AND OTHER
                                                                                    -------------
Opening Balance (second quarter 1997)                                                 $      95
1997 Activity
  Asset write-downs                                                                         (18)
  Cash charges                                                                              (15)
                                                                                            ---
Balance, December 31, 1997                                                                   62
1998 Activity
  Asset write-downs                                                                          (4)
  Reserve reversals                                                                          (9)
  Cash charges                                                                              (40)
                                                                                            ---
Balance, December 31, 1998                                                            $       9
                                                                                            ---
                                                                                            ---

The $9 million of reserves remaining are to complete the 1997 restructuring plan.

                                                                             1996
                                                   --------------------------------------------------------
                                                     EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                                        TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
-------------------------------------------------  ---------------------------  ---------------------------
Before special items                                        $     890                    $     434
Restructuring and other charges                                  (670)                        (461)
Scitex restructuring charge                                       (10)                          (6)
Gain on sale of business                                          592                          336
                                                                -----                        -----
After special items                                         $     802                    $     303
                                                                -----                        -----
                                                                -----                        -----

In the first quarter of 1996, management initiated several actions to restructure and strengthen existing businesses that resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes). The charge included $305 million for the write-down of certain assets, $100 million for asset impairments (related to the adoption of the provisions of SFAS No. 121), $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases.

The major components of the $305 million asset write-down were as follows (in millions):

Consolidation and shutdown of Imaging facilities                        (a)  $     192
Shutdown of Cordele OSB composite siding business                       (b)         43
Write-off of Georgetown recovery unit                                   (c)         25
Shutdown of Veratec facilities                                          (d)         19
Impairment of INTAMASA business                                         (e)         15
Other shutdowns                                                                     11
                                                                             ---------
                                                                             $     305
                                                                             ---------
                                                                             ---------

(a) In the first quarter of 1996, management decided to consolidate the Imaging division's manufacturing and sales operations, which resulted in a write-down of the assets associated with these facilities. The planned facility shutdowns included the Swiss manufacturing plants, the Lyon, France, facility and several European sales companies. As the Company was planning to close these facilities, it determined the fair value to be zero. In addition, the Company determined that the long-lived assets associated with its Binghamton, N.Y., Holyoke, Mass., and several U.K. facilities were impaired based on an analysis of future cash flows from these businesses. The cash flow analysis, which was completed in accordance with SFAS No. 121, indicated that future cash flows from these operations would be break-even and, accordingly, the Company wrote down the long-lived assets to their estimated fair value of zero. The Imaging division had revenues of $713 million and operating earnings of $1 million during 1996.

(b) International Paper's Cordele, Ga., facility produced both oriented strand board substrate and composite wood siding. The carrying amount of the equipment related solely to the manufacture of composite wood siding was $43 million. The Company decided to stop manufacturing composite wood siding and to exit this business. As we shut down the equipment, the assets' fair values were determined to be zero.

(c) In the first quarter of 1996, the Company permanently closed an enhanced kraft recovery unit in its Georgetown, S.C., facility because of its failure to operate effectively. The carrying amount of this asset was $25 million. As the equipment was shut down, the Company determined its fair value to be zero.

(d) The Company decided to permanently close its Veratec Belgium facility and 5 thermal bond machines in its Lewisburg, Ky., facility during the first quarter of 1996. The carrying amounts of these assets were $12 million and $7 million, respectively. As these facilities and machines were being closed, the Company determined their fair values to be zero.

(e) In the first quarter of 1996, the Company committed to sell the Masonite INTAMASA business located in Cella, Spain. The Company wrote down its carrying amount of $41 million to $26 million, which represented the estimated selling price of this business. This business had revenues of $25 million and operating earnings of $3 million during 1996.

In the first quarter of 1996, International Paper recorded an impairment charge of $100 million consisting of the following (in millions):

Gardiner mill                                                           (a)  $      42
Hardboard siding facilities                                             (b)         26
Mineral deposits                                                        (c)         14
Haig Point real estate development                                      (d)          8
Other                                                                               10
                                                                             ---------
                                                                             $     100
                                                                             ---------
                                                                             ---------

(a) The Gardiner, Ore., mill produces containerboard and is the Company's only West Coast mill. In early 1996, management announced an extended shutdown of the mill. As a result of the shutdown, International Paper determined that a triggering event had occurred, and it wrote down the mill's assets to the estimated fair value.

(b) The Masonite division had hardboard siding operations at its Laurel, Miss., Towanda, Pa., and Ukiah, Calif., plants. Based on expected declines in demand, management believed that a triggering event under SFAS No. 121 had occurred in the first quarter of 1996. The Company would continue to hold and use these assets, but it projected that the future cash flows of this business would be negative. Accordingly, it wrote down the $26 million carrying amount of these assets to zero.

(c) The Petroleum and Minerals division had two mineral investments that it determined to be impaired in the first quarter of 1996. First, based on a consultant's analysis, the Company estimated the fair value of its lignite reserves to be $3 million, thereby requiring a write-down of $11 million. Second, an analysis of its zinc reserves indicated a fair value of $500,000, requiring a write-down of $3 million. The triggering event for these write-downs was the analysis of these reserves on a stand-alone basis.

(d) International Paper holds an investment in a residential golf community named Haig Point at Daufuskie Island, S. C. As the developer, the Company is responsible for operating this community until a specified number of lots have been sold, at which time it would turn the community over to the homeowners. The net book value of the Company's investment in Haig Point was $21 million at December 31, 1995. The Company concluded in the first quarter of 1996 that its investment was impaired. The triggering event was the analysis of the 1995 results and the 1996 forecast, combined with the decision to sell this business. Haig Point's estimated fair value was $13 million, resulting in an $8 million charge.

The Company's 1996 charge included $80 million of severance costs. The charge relates to programs initiated and approved in the first quarter of 1996 to reduce headcount by 1,955 employees under our existing ongoing severance plan. The businesses impacted by this charge include Imaging ($45 million), Veratec ($12 million), Zanders ($10 million), and corporate staff groups and other businesses ($13 million). Under this plan, there have been headcount reductions of 1,597 employees.

The Company's 1996 charge also included $30 million of other expenses. The major components of this charge were the lease termination costs incurred by the Imaging businesses as a result of the decision to close several European locations. The lease termination costs resulted from the termination of leases in London, the U.K. depot facilities, and the Benelux and Germany sales offices.

The following is a roll forward of the 1996 severance and other costs included in the restructuring and impairment program (in millions):

                                                                                      SEVERANCE
                                                                                      AND OTHER
                                                                                    -------------
Opening Balance (first quarter 1996)                                                  $     110

1996, 1997 and 1998 Activity
  Reserve reversals (1998)                                                                  (29)
  Cash charges                                                                              (81)
                                                                                          -----
Balance, December 31, 1998                                                            $       -
                                                                                          -----

In the fourth quarter of 1996, a $155 million pre-tax charge ($99 million after taxes) was recorded for the write-down of the investment in Scitex to current market value. At such time, the Company determined that its investment in Scitex of 5.7 million shares was permanently impaired and began efforts, thus far unsuccessful, to dispose of its investment. We wrote our investment in Scitex down to $10 per share based on the closing prices of Scitex shares during the period from November 14, 1996 to December 31, 1996.

The Company also recorded a $10 million pre-tax charge ($6 million after taxes) related to our share of a restructuring charge taken by Scitex. This item is reflected as an equity loss from the investment in Scitex in the consolidated statement of earnings.

The Company also completed the sale of a 98% general partnership interest in a subsidiary partnership that owned approximately 300,000 acres of forestlands in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized a $592 million pre-tax gain.

ONGOING PROFIT IMPROVEMENT REVIEW

International Paper continually evaluates its operations for improvement. When any such plans are finalized, the Company may incur costs or charges in future periods related to improvement plans when and if such plans are implemented. During 1999, up to $20 million in severance costs may be required to implement the next phase of the U.S. Papers program to improve the cost position of its mills.

INCOME TAXES

Before special items, the 1998 effective tax rate was 25% of pre-tax earnings, declining from 34% in 1997 and 36% in 1996. The decline in the 1998 tax rate was due primarily to the impact of state tax credits, changes in the geographic mix of our overall taxable earnings, and permanent tax benefits on sales of non-U.S. businesses and non-strategic timberland assets. After special items, the effective tax rate was 20%, 238% and 41% for 1998, 1997 and 1996, respectively. We estimate that the 1999 effective tax rate will be approximately 30% based on expected earnings and business conditions, which are subject to change.

The following tables present the impact of the special items on the effective tax rate for the three years. Taxes on special charges were provided at statutory rates except for those charges that represent tax deductions that management does not believe will be realized.

                                                                 1998
                                               ----------------------------------------
                                               EARNINGS (LOSS)
                                                BEFORE TAXES        TAX
                                                AND MINORITY      EXPENSE    EFFECTIVE
EFFECTIVE TAX RATE (IN MILLIONS)                  INTEREST       (BENEFIT)    TAX RATE
---------------------------------------------  ---------------  -----------  ----------
Before special items                              $     521      $     130          25%
Oil and gas impairment charges                         (111)           (43)         39%
Restructuring and other charges                        (121)           (48)         40%
Gain on sale of business                                 20              8          40%
Reversals of reserves no longer required                 83             33          40%
                                                      -----          -----
After special items                               $     392      $      80          20%
                                                      -----          -----
                                                      -----          -----

                                                                 1997
                                               ----------------------------------------
                                               EARNINGS (LOSS)
                                                BEFORE TAXES        TAX
                                                AND MINORITY      EXPENSE    EFFECTIVE
EFFECTIVE TAX RATE (IN MILLIONS)                  INTEREST       (BENEFIT)    TAX RATE
---------------------------------------------  ---------------  -----------  ----------
Before special items                              $     656      $     223          34%
Provision for legal reserve                            (150)           (57)         38%
Restructuring and other charges                        (660)          (195)         30%
Gain on sale of business                                170             67          39%
                                                      -----          -----
After special items                               $      16      $      38         238%
                                                      -----          -----
                                                      -----          -----

                                                                 1996
                                               ----------------------------------------
                                               EARNINGS (LOSS)
                                                BEFORE TAXES        TAX
                                                AND MINORITY      EXPENSE    EFFECTIVE
EFFECTIVE TAX RATE (IN MILLIONS)                  INTEREST       (BENEFIT)    TAX RATE
---------------------------------------------  ---------------  -----------  ----------
Before special items                              $     890      $     319          36%
Restructuring and other charges                        (670)          (209)         31%
Scitex restructuring charge                             (10)            (4)         36%
Gain on sale of business                                592            224          38%
                                                      -----          -----
After special items                               $     802      $     330          41%
                                                      -----          -----
                                                      -----          -----

RECENT ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires the presentation of segment information on a basis consistent with that used by management for operating decisions and sets forth quarterly and annual disclosure requirements. The Company's industry segment and geographic area financial information for 1998, 1997 and 1996 appearing on pages 42 through 45 has been restated accordingly. The major change to previously reported segment data is to present Carter Holt Harvey as a distinct business segment, rather than to report it on a product-line basis.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and at a company's election, before January 1, 1998).

We have not yet quantified the impact of adopting this Statement on our consolidated financial statements and have not determined the timing or method of our adoption. However, adoption of the provisions of the Statement could increase volatility in earnings and other comprehensive income.

LEGAL AND ENVIRONMENTAL ISSUES

International Paper operates in an industry subject to extensive federal and state environmental regulation. Controlling pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment, making continual improvements in environmental performance, and achieving 100% compliance with applicable laws and regulations are continuing goals of International Paper. A total of $100 million was spent in 1998 for capital projects to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. We expect to spend approximately $80 million in 1999 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for 2000 and

2001 is approximately $230 million in total. On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met over the next 3 to 8 years. One of the requirements of the Cluster Rule is that pulp and paper mills use only elemental chlorine-free technology (ECF) in the pulp bleaching process. We have spent $206 million through 1998 to convert 15 of our U.S. and European bleached mills to this technology and for certain other projects related to the Cluster Rule regulations. The additional cost related to the Cluster Rule regulations for the years 1999 through 2001 is estimated to be $194 million. Projected costs for the following 5 years are in the range of $120 million to $180 million. The final cost depends on the outcome of Cluster Rule water regulations for pulp and paper categories other than bleached kraft. Regulations for these categories are not likely to become final until late 2000 or 2001. We now estimate that annual operating costs, excluding depreciation, will increase approximately $20 million when these regulations are fully implemented.

International Paper has been named as a potentially liable party in a number of environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act. Related costs are recorded in the financial statements when they are probable and reasonably estimable. Completion of these actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Three nationwide class-action lawsuits filed against International Paper have been settled. The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on or incorporated into buildings between 1980 and January 15, 1998. Final approval of the settlement was granted by the Court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements for a period of up to 10 years. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a nonrefundable advance of $47.5 million plus $2.5 million in costs.

The second suit made similar allegations with regard to Omniwood siding manufactured by Masonite (the "Omniwood Lawsuit"). The class consists of all U.S. property owners having Omniwood siding installed on or incorporated into buildings from January 1, 1992 to January 6, 1999. The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (the "Woodruf Lawsuit"). The class consists of all U.S. property owners on which Masonite Woodruf roofing has been incorporated and installed from January 1, 1980 to January 6, 1999.

Final approval of the settlements of the Omniwood and Woodruf Lawsuits was granted by the Court on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provides for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members, with a nonrefundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

In the second quarter of 1997, we recorded a $150 million provision to increase our legal reserves. While the total cost of these three settlements is not presently known with certainty, we believe that our legal reserves, totaling $129 million at December 31, 1998, are adequate to cover any amounts to be paid. The reserve balance is net of $58 million of expected insurance recoveries. Through December 31, 1998, settlement payments of $91 million, including the $49 million of non-returnable advances of attorneys' fees discussed above have been made. Also, we have received $19 million from our insurance carriers. The settlements are not expected to have a material adverse effect on our consolidated financial position or results of operations. International Paper and Masonite have the right to terminate each of the settlements after 7 years from the dates of final approval.

While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations. For a further discussion of legal issues, see pages 67 and 68 of Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities.

IMPACT OF EURO

The introduction of the euro for noncash transactions took place on January 1, 1999, with 11 countries participating in the first wave: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. There has been an irrevocable locking of exchange rates between each of the participating countries' national currencies and the new euro currency, which became a currency in its own right. The euro has begun trading on world currency exchanges and may be used in business transactions. On January 2, 2002, new euro-denominated bills and coins will be issued and legacy currencies will be completely withdrawn from circulation that year. In general, the euro is expected to increase price transparency for our products in Europe. The major impact to International Paper will be to its businesses within the euro zone, which make up approximately 17% of sales. Each of our European businesses has a plan in place to deal with the introduction of the euro.

Over the three-year transition period, our computer systems will be updated to ensure euro compliance. Also, we are reviewing our marketing and operational policies and procedures to ensure our ability to continue to successfully conduct all aspects of our business in this new market. In general, our product lines are likely to become somewhat more international, with some leveling of prices that is not expected to significantly impact our operations. We anticipate that the total costs in connection with the euro conversion will not be material. Further, we do not anticipate that the conversion from the legacy currencies to the euro will have a material adverse effect on our consolidated financial position or results of operations.

YEAR 2000 READINESS

The Year 2000 problem concerns the inability of systems to properly recognize and process date-sensitive information beyond January 1, 2000.

We have a program in place designed to bring our systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems. It also includes readiness assessment of significant vendors and customers, and contingency planning.

The Company has adopted a 9-step process toward Year 2000 readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identification of where failures may occur, solutions and workarounds, and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning;
(7) test execution (some manufacturing systems require scheduling of equipment downtime); (8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). The first 4 steps, planning and awareness, inventory, triage and detailed assessment, are largely complete. Steps 5 through 9 were approximately 25% complete at the end of 1998. We reached 50% at the end of February 1999 and expect to complete these efforts by the end of June 1999.

Based on the results of the detailed assessment step completed during the fourth quarter of 1998, we have lowered our estimate of the incremental Year 2000-related costs from $135 million plus or minus 30% to $100 million plus or minus 10%, exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems. The availability of lower cost approaches and alternatives to address facility system issues, and efficiencies achieved in our central business system testing process, were the principal contributors to the reduced estimate. Spending through the end of 1998 totaled $32 million. The remaining costs are expected to be incurred during the first half of 1999. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

We are utilizing internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, noncompliant software and hardware will be replaced.

We rely on third-party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. An ongoing program is in place to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. This program includes both written correspondence with suppliers and visits to supplier facilities to assess their readiness. We are receiving assurances from our supplier base that they will be able to handle the transition to the Year 2000. These activities are intended to provide a means of managing risk, but cannot entirely eliminate the potential for disruption due to third-party failure. Approaches to reduce the risks of interruption due to supplier failures vary by business and facility. Contingency options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. We believe that no individual vendor is material to our total business.

We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence. We are, however, monitoring the status of our customers through discussions and correspondence as a means of determining risks and alternatives. We believe that no individual customer is material to our total business. None of our major customers are significant as defined by the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Our manufacturing facilities (mills and converting plants) rely on control systems that include production monitoring, power, emissions and safety. The 46 pulp and paper mills operated by the Company utilize various complex control systems to monitor and regulate power, emissions and production operations. Failure to identify, correct and test Year 2000-sensitive systems at any one of these facilities could result in manufacturing interruptions, possible environmental contamination or safety hazards. Annual sales for our larger U.S. mills range from approximately $100 million to $500 million at each site.

Control systems used at the 219 converting facilities cover comparable operations. The production impact of a Year 2000-related interruption varies significantly between facilities, but would be typically much smaller in terms of sales than a comparable event at a pulp and paper mill.

While comparable control systems are used, specific facility-related configurations exist to meet the needs of production equipment at each of our mills and plants. If a failure were to occur, the potential impact would be isolated to the affected facility. Also, in many cases, we have the capability of manufacturing the same product at different facilities.

The consequences of a Year 2000-related event could range from an orderly shutdown of one or more facilities to a sudden halt at one or more facilities, with possible safety, environmental and equipment impact. The likelihood of either type of event, or the related financial impact, is not reasonably predictable. Our contingency planning efforts include consideration of reduced operations or shutdowns over the new year. Decisions regarding the need or feasibility of such actions are not expected to be made until later in 1999.

Production facility systems represent our greatest area of risk, and plans are in place to reduce the risk of noncompliance of these systems, including contingency planning. While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. Production facility shutdowns could have a material adverse effect on the

Company's results of operations, financial condition and cash flows. Recovery under existing insurance policies should be available depending upon the circumstances of a Year 2000-related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown that does not result in damage to a facility. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles that range from $100,000 to $10 million.

We also rely on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event that one of these systems was not corrected, our ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, we may not be able to properly apply payments to customer balances or correctly determine cash balances. Centrally controlled administrative applications are approximately 60% complete, with the remainder in the process of code correction or testing. Various non-centrally controlled systems are also utilized by our businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 PROBLEMS THAT COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE

EFFECT OF INFLATION

General inflation has had minimal impact on our operating results in the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including swap and forward contracts, are used to hedge exposures to interest rate and foreign currency risks. We do not use financial instruments for trading purposes.

Our exposure to market risk for changes in interest rates relates primarily to investments in marketable securities, and short- and long-term debt obligations. We invest in high-credit-quality securities with major international financial institutions while limiting exposure to any one issuer. Our debt obligations outstanding as of December 31, 1998, expressed in U.S. dollar equivalents, are summarized as to their principal cash flows and related weighted average interest rates by year of maturity in the following table. Our investments at December 31, 1998 were not significant.

SHORT- AND LONG-TERM DEBT (IN MILLIONS)

OUTSTANDING AS OF DECEMBER 31, 1998                      1999       2000       2001       2002       2003     THEREAFTER     TOTAL
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
U.S. commercial paper and bank notes--5.6% average
  interest rate                                        $     527                                                           $     527
New Zealand dollar commercial paper and bank
  notes--4.7% average interest rate                          385                                                                 385
Australian dollar commercial paper and bank
  notes--5.1% average interest rate                          165                                                                 165
French franc bank notes--3.8% average interest rate           46                                                                  46
German mark bank notes--4.4% average interest rate            17                                                                  17
Japanese yen bank notes--4.0% average interest rate           20                                                                  20
New Zealand dollar notes payable--5.0% average
  interest rate                                              178                                                                 178
Fixed rate debt--7.9% average interest rate                   16  $     331  $     256  $     256  $     205   $   2,487       3,551
5 7/8% Swiss franc debentures                                                       82                                            82
Floating rate notes--6.2% average interest rate              450                                                                 450
Medium-term notes--7.4% average interest rate                282          8        121         79         30          52         572
Environmental and industrial development bonds--5.6%
  average interest rate                                       16         13         81         48          4         868       1,030
German mark fixed rate borrowings--4.6% average
  interest rate                                               24         24         44         44         19           4         159
Other                                                         98         43         31         79         12          36         299
                                                       ---------  ---------  ---------  ---------  ---------  -----------  ---------
Total Debt                                             $   2,224  $     419  $     615  $     506  $     270   $   3,447   $   7,481
                                                       ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                       ---------  ---------  ---------  ---------  ---------  -----------  ---------

                                                         FAIR
OUTSTANDING AS OF DECEMBER 31, 1998                      VALUE
-----------------------------------------------------  ---------
U.S. commercial paper and bank notes--5.6% average
  interest rate                                        $     527
New Zealand dollar commercial paper and bank
  notes--4.7% average interest rate                          385
Australian dollar commercial paper and bank
  notes--5.1% average interest rate                          165
French franc bank notes--3.8% average interest rate           46
German mark bank notes--4.4% average interest rate            17
Japanese yen bank notes--4.0% average interest rate           20
New Zealand dollar notes payable--5.0% average
  interest rate                                              178
Fixed rate debt--7.9% average interest rate                3,816
5 7/8% Swiss franc debentures                                 88
Floating rate notes--6.2% average interest rate              450
Medium-term notes--7.4% average interest rate                596
Environmental and industrial development bonds--5.6%
  average interest rate                                    1,077
German mark fixed rate borrowings--4.6% average
  interest rate                                              159
Other                                                        302
                                                       ---------
Total Debt                                             $   7,826
                                                       ---------
                                                       ---------

For debt obligations, the table presents principal cash flows and related weighted average interest rates by year of maturity. Variable interest rates disclosed represent the weighted average rates at the end of the period. For financial statement classification, $1.4 billion of short-term debt has been classified as long-term pursuant to line of credit agreements.

We use cross-currency and interest rate swap agreements to manage the composition of our fixed and floating rate debt portfolio. Amounts to be paid or received as interest under these agreements are recognized over the life of the swap agreements as adjustments to interest expense. The impact on earnings and our net liability under these agreements were not significant. Our cross-currency and interest rate swap agreements outstanding as of December 31, 1998, expressed in U.S. dollar equivalents, by year of maturity are presented in the following table.

INTEREST RATE AND CURRENCY SWAPS (in millions)

                                                                                                                              FAIR
OUTSTANDING AS OF DECEMBER 31, 1998                                     1999  2000   2001   2002  2003   THEREAFTER   TOTAL   VALUE
----------------------------------------------------------------------  ----  ----   ----   ----  ----   ----------   ------  -----
U.S. dollar variable to fixed rate swaps                                $525                $ 45           $1,000     $1,570  ($187)
  Average pay rate 7.1%
  Average receive rate 5.2%
Australian dollar variable to fixed rate swaps                            40  $45    $45      15  $30                    175     (3)
  Average pay rate 6.3%
  Average receive rate 4.9%
New Zealand dollar variable to fixed rate swaps                           13   24     26      26   26                    115     (2)
  Average pay rate 7.1%
  Average receive rate 4.6%
U.S. dollar fixed to variable rate swaps                                                      45            1,250      1,295    190
  Average pay rate 5.1%
  Average receive rate 7.5%
U.S. dollar to Australian dollar cross-currency swap                                         150                         150     14

COPEC, a Chilean equity investment of Carter Holt Harvey, has approximately $1.5 billion of U.S. dollar-denominated debt. The remeasurement of this debt as the Chilean peso and U.S. dollar exchange rate fluctuates is recorded in earnings. Based on the relative ownership, a 3% movement in that exchange rate would result in approximately a $.02 per share earnings impact for International Paper.

We also transact business in many currencies and are subject to currency exchange rate risk. We address this risk through a risk management program that involves financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the investment or by entering into currency exchange contracts in tandem with U.S. dollar borrowings. These contracts are effective in providing hedges against fluctuations in currency exchange rates. Additionally, we utilize currency exchange contracts to hedge certain transactions that are denominated in foreign currencies, primarily export sales and equipment purchased from nonresident vendors. These contracts serve to protect us from currency fluctuations between the transaction and settlement dates.

The following table presents information about our foreign currency forward contracts outstanding as of December 31, 1998, expressed in U.S. dollar equivalents. All contracts have maturities of less than 12 months. This information should be read in conjunction with Note 14 of Item 8. Financial Statements and Supplementary Data, which can be found on pages 70 through 72.

FOREIGN CURRENCY FORWARD CONTRACTS (Dollars in millions)

                                                                           CONTRACT    WEIGHTED AVERAGE    UNREALIZED
OUTSTANDING AS OF DECEMBER 31, 1998                                         AMOUNT       EXCHANGE RATE     GAIN (LOSS)
------------------------------------------------------------------------  -----------  -----------------  -------------
Receive Belgian francs / Pay British pounds                                $      28           57.25
Receive Swedish kronas / Pay U.S. dollars                                         50            8.07
Receive German marks / Pay U.S. dollars                                          305            1.68        $       3
Receive British pounds / Pay Belgian francs                                       32           57.36
Receive New Zealand dollars / Pay U.S. dollars                                   431            1.02               (8)
Receive New Zealand dollars / Pay Australian dollars                             176            1.40                4
Receive Australian dollars / Pay New Zealand dollars                              30            0.84               (1)
Receive Swiss francs / Pay New Zealand dollars                                    85            0.67              (12)
Receive U.S. dollars / Pay New Zealand dollars                                   105            0.50              (10)
Receive U.S. dollars / Pay Australian dollars                                     65            0.63                3

The Company has an additional $44 million in a number of smaller contracts to purchase or sell other currencies with a related net unrealized immaterial gain.

VALUE AT RISK

Value at risk is used to describe an approach for measuring market risk exposure that utilizes statistical models that are based on historical price and volatility patterns to estimate the probability of the value of a financial instrument falling above or below a specified amount at a specified confidence level and over a given time period. Our analysis uses variance-covariance statistical modeling techniques and includes substantially all interest rate-sensitive debt and swaps, and currency exchange contracts. The model estimates the potential loss in fair market value or earnings the Company could incur from adverse changes in interest rates or currency exchange rates. The results of our analysis at a 95% confidence level were not significant to our consolidated common shareholders' equity, earnings or daily change in market capitalization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

The industry segment and geographic area financial information has been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in the 1998 fourth quarter. This statement requires that industry segments be reported using the management approach rather than grouped along industry product lines, as had been reported in prior years. The Statement allows for combination of segments that have similar economic characteristics or where segments fall below a 10% materiality threshold.

The most significant segment reporting change is that Carter Holt Harvey, our 50.3% owned consolidated New Zealand-based forest products company, is now disclosed as a separate segment. In the past, Carter Holt Harvey results were allocated to the product line segments. For an explanation of major differences between results reported by the Company for this segment and those reported by Carter Holt Harvey in New Zealand, see pages 21 and 22 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For information about our industry segments, see the "Description of Industry Segments" included in Management's Discussion and Analysis.

For management purposes, we report the operating performance of each business based on earnings before interest and income taxes ("EBIT") excluding special items and gains or losses on sales of businesses. Our Carter Holt Harvey segment includes our share, about half, of Carter Holt Harvey's operating earnings adjusted for U.S. generally accepted accounting principles. The remaining half is included in minority interest adjustment. Intersegment sales and transfers are recorded at current market prices. Corporate sales includes the Imaging and Veratec businesses that were sold in 1998 and 1997. Corporate operating profit also includes these businesses as well as corporate expenses. Corporate assets includes these businesses for the applicable years in addition to other assets not allocated to our segments. Sales for these businesses were $220 million in 1998 and $938 million and $980 million in 1997 and 1996, respectively. These businesses recorded an operating loss of $2 million in 1998 and operating profits of $27 million and $12 million in 1997 and 1996, respectively.

External Sales By Major Product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside the Company's consolidated group whereas sales by segment in the Net Sales table are determined by the management approach and include intersegment sales.

Capital Spending by Industry Segment is reported on page 23 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL INFORMATION BY INDUSTRY SEGMENT

NET SALES
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $   4,865  $   5,200  $   5,155
Industrial and Consumer Packaging                                                      4,600      4,415      4,275
Distribution                                                                           5,545      4,555      4,545
Specialty Products                                                                     1,320      1,425      1,425
Forest Products                                                                        2,520      2,655      2,550
Carter Holt Harvey                                                                     1,505      1,955      2,080
Corporate and Intersegment Sales (1)                                                    (814)      (109)       113
                                                                                   ---------  ---------  ---------
Net Sales                                                                          $  19,541  $  20,096  $  20,143
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

ASSETS
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $   6,779  $   6,740  $   7,548
Industrial and Consumer Packaging                                                      5,308      4,880      4,772
Distribution                                                                           1,712      1,174      1,101
Specialty Products                                                                     1,299      1,414      1,433
Forest Products                                                                        3,030      3,237      2,968
Carter Holt Harvey (2)                                                                 4,475      4,953      5,733
Corporate (1)                                                                          3,753      4,356      4,697
                                                                                   ---------  ---------  ---------
Assets                                                                             $  26,356  $  26,754  $  28,252
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

OPERATING PROFIT
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $     135  $     170  $     180
Industrial and Consumer Packaging                                                        265        170        375
Distribution                                                                              80         85        100
Specialty Products                                                                       125        155        175
Forest Products                                                                          505        475        390
Carter Holt Harvey (3)                                                                    20         90        130
                                                                                   ---------  ---------  ---------
Operating Profit                                                                       1,130      1,145      1,350
Interest expense, net                                                                   (496)      (490)      (530)
Minority interest adjustment (3)                                                          45        149        172
Corporate items, net (1)(5)                                                             (158)      (148)      (102)
Provision for legal reserve                                                                        (150)
Restructuring and other charges                                                         (216)      (660)      (670)
Scitex restructuring and other charges                                                   (16)                  (10)
Reversals of reserves no longer required                                                  83
Gains on sales of businesses                                                              20        170        592
                                                                                   ---------  ---------  ---------
Earnings Before Income Taxes and Minority Interest                                 $     392  $      16  $     802
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

RESTRUCTURING AND OTHER CHARGES
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $      27  $     186  $      50
Industrial and Consumer Packaging                                                         20         48         55
Distribution                                                                              30         16
Specialty Products                                                                       111         29         18
Forest Products                                                                           10         66         95
Carter Holt Harvey                                                                        18
Corporate                                                                                           315        452
                                                                                   ---------  ---------  ---------
Restructuring and Other Charges                                                    $     216  $     660  $     670
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

DEPRECIATION, DEPLETION AND AMORTIZATION
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $     429  $     470  $     467
Industrial and Consumer Packaging                                                        288        298        260
Distribution                                                                              22         19         19
Specialty Products                                                                        92         94         90
Forest Products                                                                          181        185        137
Carter Holt Harvey                                                                       201        202        192
Corporate                                                                                133        148        150
                                                                                   ---------  ---------  ---------
Depreciation, Depletion and Amortization                                               1,346      1,416      1,315
Less: Depletion (4)                                                                     (160)      (158)      (121)
                                                                                   ---------  ---------  ---------
Depreciation and Amortization                                                      $   1,186  $   1,258  $   1,194
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

EXTERNAL SALES BY MAJOR PRODUCT
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Printing Papers                                                                    $   4,120  $   4,520  $   4,525
Packaging                                                                              4,970      4,765      4,785
Distribution                                                                           5,510      4,470      4,690
Specialty Products                                                                     1,665      1,810      1,815
Forest Products                                                                        3,020      3,440      3,195
Corporate Sales (1)                                                                      256      1,091      1,133
                                                                                   ---------  ---------  ---------
Net Sales                                                                          $  19,541  $  20,096  $  20,143
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(1) Includes results or assets as applicable from operations that were disposed of in 1998 and 1997.

(2) Includes an equity investment (in millions) of $956 in 1998, $974 in 1997, and $988 in 1996.

(3) Includes equity earnings (in millions) of $20 in 1998, $65 in 1997, and $65 in 1996. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in minority interest adjustment.

(4) Depletion consists of Cost of Timber Harvested and is included in the Forest Products and Carter Holt Harvey segments.

(5) Includes goodwill amortization related to Federal Paper Board of $39 million in 1998 and 1997 and $31 million in 1996.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

NET SALES (1)
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
United States (2)                                                                  $  14,810  $  14,422  $  14,215
Europe                                                                                 2,894      3,326      3,484
Pacific Rim (3)                                                                        1,647      2,129      2,263
Other                                                                                    190        219        180
                                                                                   ---------  ---------  ---------
Net Sales                                                                          $  19,541  $  20,096  $  20,142
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

EUROPEAN SALES BY INDUSTRY SEGMENT
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
U.S. and European Papers                                                           $   1,423  $   1,512  $   1,542
Industrial and Consumer Packaging                                                        628        627        686
Distribution                                                                             323        322        334
Specialty Products                                                                       252        279        244
Forest Products                                                                          208        192        241
Other Businesses                                                                          60        394        437
                                                                                   ---------  ---------  ---------
European Sales                                                                     $   2,894  $   3,326  $   3,484
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

LONG LIVED ASSETS (4)
IN MILLIONS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
United States                                                                      $   9,918  $   9,940  $  10,172
Europe                                                                                 1,892      1,893      2,323
Pacific Rim (3)                                                                        2,751      3,010      3,486
Other                                                                                     79         98        100
Corporate                                                                                234        397        478
                                                                                   ---------  ---------  ---------
Long Lived Assets                                                                  $  14,874  $  15,338  $  16,559
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(1) Revenues are attributed to countries based on location of seller.

(2) Export sales to unaffiliated customers (in billions) were $1.2 in 1998, $1.4 in 1997 and $1.4 in 1996.

(3) Operations in New Zealand and Australia account for most of the Pacific Rim amounts.

(4) Long Lived Assets includes Forestlands and Plants, Properties and Equipment, Net.

                  REPORT OF MANAGEMENT ON FINANCIAL STATEMENTS

The management of International Paper Company is responsible for the fair presentation of the information contained in the financial statements in this annual report. The statements are prepared in accordance with generally accepted accounting principles and reflect management's best judgment as to the Company's financial position, results of operations and cash flows.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded.

An important part of the internal controls system is the Company's ethics program: including its long-standing policy on Ethical Business Conduct, which requires employees to maintain the highest ethical and legal standards in their conduct of Company business; a toll-free telephone compliance line whereby any employee may report suspected violations of law or Company policy; and a newly established office of ethics and business practices. The internal controls system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up.

The independent public accountants provide an objective, independent review of management's discharge of its responsibility for the fairness of the Company's financial statements. They review the Company's internal accounting controls and conduct tests of procedures and accounting records to enable them to form the opinion set forth in their report.

The Board of Directors monitors management's administration of the Company's financial and accounting policies and practices, and the preparation of these financial statements. The Audit Committee, which consists of four nonemployee directors, meets regularly with representatives of management, the independent public accountants and the internal Auditor to review their activities. The Audit Committee recommends that the shareholders approve the appointment of the independent public accountants to conduct the annual audit.

The independent public accountants and the internal Auditor both have free access to the Audit Committee and meet regularly with the Audit Committee, with and without management representatives in attendance.

Marianne M. Parrs
Executive Vice President-Adminstration and Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company (a New York corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, common shareholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, N.Y.
February 9, 1999

                       CONSOLIDATED STATEMENT OF EARNINGS

     IN MILLIONS, EXCEPT PER SHARE AMOUNTS, FOR THE YEARS ENDED DECEMBER 31

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
NET SALES                                                                          $  19,541  $  20,096  $  20,143
                                                                                   ---------  ---------  ---------
COSTS AND EXPENSES
  Cost of products sold                                                               14,761     14,974     14,883
  Selling and administrative expenses                                                  1,532      1,581      1,509
  Depreciation and amortization                                                        1,186      1,258      1,194
  Distribution expenses                                                                  865        933        925
  Taxes other than payroll and income taxes                                              181        205        194
  Oil and gas impairment charges                                                         111
  Provision for legal reserve                                                                       150
  Equity (earnings) losses from investment in Scitex                                      15         (1)        28
  Restructuring and other charges                                                        105        660        670
                                                                                   ---------  ---------  ---------
TOTAL COSTS AND EXPENSES                                                              18,756     19,760     19,403
  Reversals of reserves no longer required                                                83
  Gains on sales of businesses                                                            20        170        592
                                                                                   ---------  ---------  ---------
EARNINGS BEFORE INTEREST, INCOME TAXES AND MINORITY INTEREST                             888        506      1,332
  Interest expense, net                                                                  496        490        530
                                                                                   ---------  ---------  ---------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                                       392         16        802
  Income tax provision                                                                    80         38        330
  Minority interest expense, net of taxes                                                 76        129        169
                                                                                   ---------  ---------  ---------
NET EARNINGS (LOSS)                                                                $     236  $    (151) $     303
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

EARNINGS (LOSS) PER COMMON SHARE                                                   $     .77  $    (.50) $    1.04
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) PER COMMON SHARE--ASSUMING DILUTION                                $     .77  $    (.50) $    1.04
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEET
                          IN MILLIONS, AT DECEMBER 31

                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
Current Assets
  Cash and temporary investments                                                              $     477  $     398
  Accounts and notes receivable, less allowances of $97 in 1998 and $93 in 1997                   2,469      2,404
  Inventories                                                                                     2,719      2,760
  Other current assets                                                                              345        383
                                                                                              ---------  ---------
Total Current Assets                                                                              6,010      5,945

Plants, Properties and Equipment, Net                                                            12,079     12,369
Forestlands                                                                                       2,795      2,969
Investments                                                                                       1,075      1,166
Goodwill                                                                                          2,625      2,557
Deferred Charges and Other Assets                                                                 1,772      1,748
                                                                                              ---------  ---------
TOTAL ASSETS                                                                                  $  26,356  $  26,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable and current maturities of long-term debt                                      $   1,074  $   2,212
  Accounts payable                                                                                1,525      1,338
  Accrued payroll and benefits                                                                      304        283
  Other accrued liabilities                                                                         733      1,047
                                                                                              ---------  ---------
Total Current Liabilities                                                                         3,636      4,880
                                                                                              ---------  ---------

Long-Term Debt                                                                                    6,407      7,154
Deferred Income Taxes                                                                             2,860      2,681
Other Liabilities                                                                                 1,138      1,236
Minority Interest                                                                                 1,608      1,643
International Paper--Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries
  Holding International Paper Debentures--Note 8                                                  1,805        450
Commitments and Contingent Liabilities--Note 11
Common Shareholders' Equity
  Common stock, $1 par value, 1998--307.7 shares, 1997--302.9 shares                                308        303
  Paid-in capital                                                                                 3,877      3,654
  Retained earnings                                                                               5,116      5,186
  Accumulated other comprehensive income (loss)                                                    (375)      (396)
                                                                                              ---------  ---------
                                                                                                  8,926      8,747
  Less: Common stock held in treasury, at cost, 1998--0.6 shares, 1997--0.7 shares                   24         37
                                                                                              ---------  ---------
Total Common Shareholders' Equity                                                                 8,902      8,710
                                                                                              ---------  ---------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                                             $  26,356  $  26,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  IN MILLIONS, FOR THE YEARS ENDED DECEMBER 31

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
OPERATING ACTIVITIES
Net earnings (loss)                                                                 $     236  $    (151) $     303
Depreciation and amortization                                                           1,186      1,258      1,194
Deferred income tax provision (benefit)                                                   139        (90)       107
Restructuring and other charges                                                           105        660        670
Restructuring charges and write-off of acquired in-process research and
  development costs by Scitex                                                              16                    10
Provision for legal reserve                                                                          150
Payments related to restructuring and legal reserves                                      (82)      (103)       (34)
Oil and gas impairment charges                                                            111
Reversals of reserves no longer required                                                  (83)
Gains on sales of businesses                                                              (20)      (170)      (592)
Other, net                                                                                 18         92        133
Changes in current assets and liabilities
  Accounts and notes receivable                                                            81        (53)       192
  Inventories                                                                              48       (150)       174
  Accounts payable and accrued liabilities                                                (70)      (201)      (399)
  Other                                                                                   (14)                  (19)
                                                                                    ---------  ---------  ---------
CASH PROVIDED BY OPERATIONS                                                             1,671      1,242      1,739
                                                                                    ---------  ---------  ---------
INVESTMENT ACTIVITIES
Invested in capital projects                                                           (1,049)    (1,111)    (1,394)
Mergers and acquisitions, net of cash acquired                                           (498)       (80)    (1,527)
Proceeds from divestitures                                                                523        322
Other                                                                                     (22)        16        (59)
                                                                                    ---------  ---------  ---------
CASH USED FOR INVESTMENT ACTIVITIES                                                    (1,046)      (853)    (2,980)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
Issuance of common stock                                                                   94        142        100
Issuance of preferred securities by subsidiaries                                        1,525
Issuance of debt                                                                          267        531      1,909
Reduction of debt                                                                      (2,144)      (752)      (375)
Change in bank overdrafts                                                                  68         29        (23)
Dividends paid                                                                           (306)      (302)      (291)
Other                                                                                     (50)         6        (40)
                                                                                    ---------  ---------  ---------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                         (546)      (346)     1,280
                                                                                    ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                3          1
                                                                                    ---------  ---------  ---------
CHANGE IN CASH AND TEMPORARY INVESTMENTS                                                   79         46         40
CASH AND TEMPORARY INVESTMENTS
Beginning of the year                                                                     398        352        312
                                                                                    ---------  ---------  ---------
End of the year                                                                     $     477  $     398  $     352
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

The accompanying notes are an integral part of these financial statements.

             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                 IN MILLIONS, EXCEPT SHARE AMOUNTS IN THOUSANDS

                                       Common Stock Issued                                 Accumulated
                                                                                              Other             Treasury Stock
                                      ----------------------    Paid-In     Retained      Comprehensive    ------------------------
                                       Shares      Amount       Capital     Earnings      Income (Loss)      Shares       Amount
                                      ---------  -----------  -----------  -----------  -----------------  -----------  -----------
BALANCE, JANUARY 1, 1996                263,261   $     263    $   2,164    $   5,627       $    (201)          2,253    $      56

Issuance of stock for merger             35,348          35        1,368
Issuance of stock for various plans       2,215           3           67                                       (2,567)         (70)
Repurchase of stock                                                                                               868           36
Cash dividends--Common stock
  ($1.00 per share)                                                              (291)
Comprehensive income
  Net earnings                                                                    303
  Change in cumulative foreign
    currency translation adjustment
    (less tax expense of $36)                                                                      28
    Total comprehensive income
                                      ---------       -----   -----------  -----------          -----      -----------         ---
BALANCE, DECEMBER 31, 1996              300,824         301        3,599        5,639            (173)            554           22

Issuance of stock for various plans       2,086           2           55                                       (2,345)        (106)
Repurchase of stock                                                                                             2,517          121
Cash dividends--Common stock
  ($1.00 per share)                                                              (302)
Comprehensive income (loss)
  Net loss                                                                       (151)
  Change in cumulative foreign
    currency translation adjustment
    (less tax expense of $200)                                                                   (246)
  Realized foreign currency
    translation adjustment related
    to divestitures
    (less tax benefit of $6)                                                                       23
    Total comprehensive income
      (loss)
                                      ---------       -----   -----------  -----------          -----      -----------         ---
BALANCE, DECEMBER 31, 1997              302,910         303        3,654        5,186            (396)            726           37

Issuance of stock for merger              4,683           5          227
Issuance of stock for various plans         108                       (4)                                      (2,694)        (128)
Repurchase of stock                                                                                             2,520          115
Cash dividends--Common stock
  ($1.00 per share)                                                              (306)
Comprehensive income (loss)
  Net earnings                                                                    236
  Minimum pension liability
    adjustment
    (less tax benefit of $5)                                                                       (8)
  Change in cumulative foreign
    currency translation adjustment
    (less tax benefit of $2)                                                                       22
  Realized foreign currency
    translation adjustment related
    to divestitures
    (less tax benefit of $4)                                                                        7
    Total comprehensive income
                                      ---------       -----   -----------  -----------          -----      -----------         ---
BALANCE, DECEMBER 31, 1998              307,701   $     308    $   3,877    $   5,116       $    (375)            552    $      24
                                      ---------       -----   -----------  -----------          -----      -----------         ---
                                      ---------       -----   -----------  -----------          -----      -----------         ---


                                           Total
                                          Common
                                       Shareholders'
                                          Equity
                                      ---------------
BALANCE, JANUARY 1, 1996                 $   7,797
Issuance of stock for merger                 1,403
Issuance of stock for various plans            140
Repurchase of stock                            (36)
Cash dividends--Common stock
  ($1.00 per share)                           (291)
Comprehensive income
  Net earnings                                 303
  Change in cumulative foreign
    currency translation adjustment
    (less tax expense of $36)                   28
                                            ------
    Total comprehensive income                 331
                                            ------
BALANCE, DECEMBER 31, 1996                   9,344
Issuance of stock for various plans            163
Repurchase of stock                           (121)
Cash dividends--Common stock
  ($1.00 per share)                           (302)
Comprehensive income (loss)
  Net loss                                    (151)
  Change in cumulative foreign
    currency translation adjustment
    (less tax expense of $200)                (246)
  Realized foreign currency
    translation adjustment related
    to divestitures
    (less tax benefit of $6)                    23
                                            ------
    Total comprehensive income
      (loss)                                  (374)
                                            ------
BALANCE, DECEMBER 31, 1997                   8,710
Issuance of stock for merger                   232
Issuance of stock for various plans            124
Repurchase of stock                           (115)
Cash dividends--Common stock
  ($1.00 per share)                           (306)
Comprehensive income (loss)
  Net earnings                                 236
  Minimum pension liability
    adjustment
    (less tax benefit of $5)                    (8)
  Change in cumulative foreign
    currency translation adjustment
    (less tax benefit of $2)                    22
  Realized foreign currency
    translation adjustment related
    to divestitures
    (less tax benefit of $4)                     7
                                            ------
    Total comprehensive income                 257
                                            ------
BALANCE, DECEMBER 31, 1998               $   8,902
                                            ------
                                            ------

The cumulative foreign currency translation adjustment (in millions) was $(367), $(396) and $(173) at December 31, 1998, 1997 and 1996, respectively, and is included as a component of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

The Company is a global forest products, paper and packaging company that is complemented by an extensive distribution system, with primary markets and manufacturing operations in the United States, Europe and the Pacific Rim. Substantially all of the Company's businesses have experienced and are likely to continue to experience cycles relating to available industry capacity and general economic conditions. For a further discussion of the Company's business, see pages 15 through 17 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL STATEMENTS

The preparation of these financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. For a further discussion of significant estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations, and disclosure of contingent assets and liabilities, see the legal and environmental issues section on pages 34 through 36 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual results could differ from management's estimates.

REVENUE RECOGNITION

The Company recognizes revenues when goods are shipped.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper Company and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity in several of the Company's consolidated subsidiaries, primarily Carter Holt Harvey Limited, Zanders Feinpapiere AG, Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. All significant intercompany balances and transactions are eliminated. Investments in affiliated companies owned 20% to 50%, and the Company's 13% investment in Scitex Corporation Ltd., where the Company has the ability to exercise significant influence, because the Company is party to a shareowners' agreement with two other entities which together with the Company own just over 39% of Scitex, are accounted for by the equity method. The Company's share of affiliates' earnings is included in the consolidated statement of earnings.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost, which approximates market.

INVENTORIES

Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. These values are presented at cost or market, if it is lower. In the United States, costs of raw materials and finished pulp and paper products are generally determined using the last-in, first-out method. Other inventories are primarily stated using the first-in, first-out or average cost method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the Company uses the units-of-production method for depreciating its major pulp and paper mills and certain wood products facilities and the straight-line method for other plants and equipment. Annual straight-line depreciation rates are buildings, 2 1/2% to 8 1/2%, and machinery and equipment, 5% to 33%. For tax purposes, depreciation is computed using accelerated methods.

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. The Company capitalized net interest costs of $42 million in 1998, $62 million in 1997 and $67 million in 1996. Interest payments made during 1998, 1997 and 1996 were $636 million, $708 million and $658 million, respectively. Total interest expense was $588 million in 1998, $593 million in 1997 and $583 million in 1996.

FORESTLANDS

The Company controlled, through domestic subsidiaries, approximately 5.9 million acres of forestlands in the United States and, through its ownership of Carter Holt Harvey, approximately 820,000 acres of forestlands in New Zealand at December 31, 1998. Forestlands are stated at cost, less accumulated depletion representing the cost of timber harvested. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years. Costs attributable to timber are charged against income as trees are cut. The depletion rate charged is determined annually based on the relationship of remaining costs to estimated recoverable volume.

AMORTIZATION OF INTANGIBLE ASSETS

Goodwill, the cost in excess of assigned value of businesses acquired, is amortized for periods of up to 40 years. Accumulated amortization was $431 million and $344 million at December 31, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

ENVIRONMENTAL REMEDIATION COSTS

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the expected cash flows are reliably determinable.

TRANSLATION OF FINANCIAL STATEMENTS

Balance sheets of the Company's international operations are translated into U.S. dollars at year-end exchange rates, while statements of earnings are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share were computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share--assuming dilution were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each year. A reconciliation of the amounts included in the computation of earnings per common share and earnings per common share--assuming dilution is as follows:

IN MILLIONS                                                                                 1998       1997       1996
----------------------------------------------------------------------------------------  ---------  ---------  ---------
Net earnings (loss)                                                                       $     236  $    (151) $     303
Effect of dilutive securities
  Preferred securities of subsidiary trust
                                                                                          ---------  ---------  ---------
Net earnings (loss)--assuming dilution                                                    $     236  $    (151) $     303
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

Average common shares outstanding                                                             305.9      301.6      292.1
Effect of dilutive securities
  Long-term incentive plan deferred compensation                                                (.9)       (.9)       (.9)
  Stock options                                                                                 1.3                   1.4
  Preferred securities of subsidiary trust
                                                                                          ---------  ---------  ---------
Average common shares outstanding--assuming dilution                                          306.3      300.7      292.6
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------
Earnings (loss) per common share                                                          $     .77  $    (.50) $    1.04
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------
Earnings (loss) per common share--assuming dilution                                       $     .77  $    (.50) $    1.04
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3. INDUSTRY SEGMENT INFORMATION

The industry segment and geographic area financial information has been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted in the 1998 fourth quarter.

Financial information by industry segment and geographic area for 1998, 1997 and 1996 is presented at the beginning of this Item on pages 42 through 45.

NOTE 4. RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Statement is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter. The Statement cannot be applied retroactively. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and at the Company's election, before January 1, 1998).

We have not yet quantified the impact of adopting the Statement on our consolidated financial statements and have not determined the timing or method of our adoption. However, adoption of the provisions of the Statement could increase volatility in earnings and other comprehensive income.

NOTE 5. MERGERS AND ACQUISITIONS

On November 24, 1998, the Company announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified forest products company. Under the terms of the merger agreement, the Union Camp shareholders will receive International Paper common shares worth $71 per share for each Union Camp share. The transaction, which is valued at approximately $6.6 billion, including assumption of debt, is subject to approval by Union Camp and International Paper shareholders. The merger is expected to close early in the second quarter of 1999 and will be accounted for as a pooling of interests.

In December 1998, the Company completed the previously announced acquisition of OAO Svetogorsk, a Russia-based pulp and paper business, which should enhance the Company's ability to serve growing market demand in Eastern Europe. Also in December 1998, Carter Holt Harvey and International Paper jointly acquired Marinetti S.A.'s paper cup division based in Chile. This acquisition will enable the foodservice business to serve markets in South America.

In July 1998, the Company acquired the Zellerbach distribution business from The Mead Corporation for approximately $261 million in cash. Zellerbach is being integrated into XPEDX, the Company's distribution business.

In April 1998, Weston Paper and Manufacturing Company (Weston) was acquired by exchanging about 4.7 million International Paper common shares valued at approximately $232 million for all of the outstanding Weston shares in a noncash transaction.

Carter Holt Harvey, a subsidiary of the Company, acquired Riverwood International, an Australia-based folding carton business for approximately $46 million in cash. The results of this acquisition are included in the consolidated financial statements beginning in April 1998.

In March 1998, IP Forest Resources Company, a wholly-owned subsidiary of International Paper, in accordance with the IP Timberlands, Ltd. partnership agreement, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit.

In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and surrounding countries. Also in February 1998, Carter Holt Harvey and International Paper jointly acquired Australia-based Continental Cup. This acquisition will allow Carter Holt Harvey and International Paper's Foodservice Division to offer a full line of food service products in the Australian and New Zealand markets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 1998 includes preliminary purchase price allocations for OAO Svetogorsk, Zellerbach and Weston. Final allocations for these acquisitions will be completed in 1999.

In September 1997, the Company acquired Merbok Formtec, a company that has pioneered the development of door facing products through postforming medium-density fiberboard. In November 1997, the stock of Taussig Graphics Supply, Inc. was acquired.

In August 1996, the Company acquired Forchem, a tall oil and turpentine processor in Finland. In September 1996, Carter Holt Harvey acquired Forwood Products, the timber-processing business of the South Australian Government.

On March 12, 1996 the Company completed the merger with Federal Paper Board (Federal), a diversified paper and forest products company. Under the terms of the merger agreement, Federal shareholders received, at their election and subject to certain limitations, either $55 in cash per share or a combination of cash and International Paper common stock worth $55 for each share of Federal common stock. Federal shares were acquired for approximately $1.3 billion in cash and $1.4 billion in International Paper common stock, and approximately $800 million of debt was assumed.

All of the acquisitions completed in 1998, 1997 and 1996 were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

NOTE 6. RESTRUCTURING AND OTHER CHARGES

SPECIAL ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Special items reduced 1998 net earnings by $72 million, 1997 net earnings by $461 million and 1996 net earnings by $131 million. The following tables and discussion present the impact of special items for 1998, 1997 and 1996:

                                                                             1998
                                                   --------------------------------------------------------
                                                     EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                                        TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
-------------------------------------------------  ---------------------------  ---------------------------
Before special items                                        $     521                    $     308
Oil and gas impairment charges                                   (111)                         (68)
Restructuring and other charges                                  (121)                         (66)
Gain on sale of business                                           20                           12
Reversals of reserves no longer required                           83                           50
                                                                -----                        -----
After special items                                         $     392                    $     236
                                                                -----                        -----
                                                                -----                        -----

During 1998, we recorded $111 million of oil and gas impairment charges ($68 million after taxes). Of this amount, $56 million ($35 million after taxes) was recorded in the fourth quarter and $55 million ($33 million after taxes) was recorded in the third quarter. The Company has oil and gas exploration and production operations in West Texas, the Gulf Coast and the Gulf of Mexico. The Securities and Exchange Commission's regulations for companies that use the full-cost method of accounting for oil and gas activities require companies to perform a ceiling test on a quarterly basis. As a result of low oil and gas prices, the value of our properties were written down through these noncash charges.

Also in 1998, we recorded a $105 million pre-tax restructuring charge ($56 million after taxes and minority interest) consisting of $56 million of asset write-downs and $49 million of severance costs and we recorded

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pre-tax charges of $16 million ($10 million after taxes) related to our share of write-offs taken by Scitex, a 13% investee company, related to in-process research and development of an acquisition and its exit from the digital video business. The Scitex items are reflected as equity losses from the investment in Scitex in the consolidated statements of earnings. In addition, we recorded a $20 million pre-tax gain ($12 million after taxes) on the sale of our Veratec nonwovens division, and an $83 million pre-tax gain ($50 million after taxes) from the reversal of previously established reserves that were no longer required. These reserves were established in 1996 and 1997 and were primarily associated with the Veratec and Imaging businesses. The sales of these businesses were completed in 1998 and those reserves not required were returned to earnings.

The following table and discussion presents additional detail related to the $105 million restructuring charge (in millions):

                                                                   ASSET
                                                                WRITE-DOWNS      SEVERANCE      TOTAL
                                                              ---------------  -------------  ---------
Distribution                                             (a)     $      20       $      10    $      30
U.S. Papers                                              (b)            13              14           27
Carter Holt Harvey                                       (c)            15               3           18
Industrial Packaging                                     (d)             8               7           15
Other                                                    (e)                            15           15
                                                                       ---             ---    ---------
Total                                                            $      56       $      49    $     105
                                                                       ---             ---    ---------
                                                                       ---             ---    ---------

(a) After the acquisition of Zellerbach, management of XPEDX decided to terminate certain software projects that were in process and to use Zellerbach's systems in certain of its regions. Accordingly, we wrote off related deferred software costs on these projects, resulting in a $20 million charge. As part of the Zellerbach integration plan, management determined that a significant part of the personnel reduction related to the termination of employees at the Company's duplicate facilities and locations. The $10 million severance charge represents the costs for terminating 274 XPEDX employees.

(b) The Company's U.S. Papers business shut down equipment at the Mobile, Ala., mill and announced the termination of 750 employees at the Mobile, Ala., Lock Haven, Pa., and Ticonderoga, N.Y., mills. At the Mobile mill, International Paper permanently closed a paper machine and related equipment with a net book value of $13 million. These assets were written down to their estimated fair market value of zero. The severance charge associated with the employee reductions at the 3 mills was $14 million.

(c) This charge primarily consists of a $15 million asset write-down associated with the closure of two Carter Holt Harvey facilities, Myrtleford and Taupo. Myrtleford, a tissue pulp mill located in Australia, was closed due to excess capacity in its tissue pulp system. Carter Holt Harvey will be able to produce the volume at lower costs at its Kawerau tissue pulp mill located in New Zealand. Carter Holt Harvey also decided to close the Taupo, New Zealand, sawmill due to excess capacity in its sawmill system as the result of recent productivity improvements. The $3 million severance charge represents the cost for terminating 236 employees. Our consolidated financial statements included revenues of $21 million, $36 million and $34 million and operating income of $1 million, $3 million and $3 million from these facilities in 1998, 1997 and 1996, respectively.

(d) Management decided to close the Gardiner, Ore., mill because of excess capacity in International Paper's containerboard system. As a result, the net plant, property and equipment assets of this mill were reduced from $13 million to the estimated salvage value of $5 million. In connection with the third-quarter decision to close this mill, the Company terminated 298 employees at the mill and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    recorded a severance charge of $7 million. This mill had revenues of $78 million, $105 million and $55 million and operating losses of $16 million, $1 million and $9 million in 1998, 1997 and 1996, respectively.

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

The following table is a roll forward of the severance costs included in the 1998 restructuring plan (in millions):

                                                                                       SEVERANCE
                                                                                     -------------
Opening Balance (third quarter 1998)                                                   $      49

1998 Activity
  Cash charges                                                                               (11)
                                                                                             ---
Balance, December 31, 1998                                                             $      38
                                                                                             ---
                                                                                             ---

The severance reserve recorded in the 1998 third quarter related to 1,968 employees. As of December 31, 1998, 945 employees had been terminated.

                                                                   1997
                                         --------------------------------------------------------
                                           EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                              TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
---------------------------------------  ---------------------------  ---------------------------
Before special items                              $     656                    $     310
Provision for legal reserve                            (150)                         (93)
Restructuring and other charges                        (660)                        (465)
Gain on sale of business (see
  Note 7.)                                              170                           97
                                                      -----                        -----
After special items                               $      16                    $    (151)
                                                      -----                        -----
                                                      -----                        -----

In June 1997, a $535 million pre-tax business improvement charge ($385 million after taxes) was recorded under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. It included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses and $95 million for severance and other expenses. At this point, the anticipated pre-tax earnings improvement of $100 million from the 1997 restructuring actions has been largely realized. The earnings improvement consists of $25 million of lower depreciation expense and $75 million of lower cash costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $230 million write-down of assets that International Paper recorded in the second quarter of 1997 consisted primarily of write-downs associated with assets to be sold or shut down as follows (in millions):

Shutdown of European Papers facilities                                 (a)  $     105
Shutdown of U.S. Papers and Fine Papers facilities                     (b)        101
Write-off of Haig Point real estate development                        (c)         13
Other shutdowns                                                                    11
                                                                            ---------
                                                                            $     230
                                                                            ---------
                                                                            ---------

(a) In the second quarter of 1997, management committed to sell the Lancey, France, mill to an employee group. The Company wrote down the net carrying amount of the mill at June 30, 1997 by $65 million and established a reserve of $30 million to cover a retained exposure. This remaining exposure should be resolved in 1999 at which time we will complete our accounting for this sale. The sale closed in October 1997. Lancey had revenues of $52 million and $81 million and operating losses of $7 million and $9 million in 1997 and 1996, respectively. The Corimex, France, mill produces coated thermal fax paper, which is a market that weakened in the mid-1990s. During the second quarter of 1997, management concluded that it would continue to operate this mill but that the assets were impaired. Based on an analysis of expected future cash flows completed in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS No.
    121), the Company reduced the carrying value of the Corimex mill from $12 million to $2 million, resulting in a $10 million charge. Corimex had operating losses of $2 million during 1997.

(b) The $101 million reserve related to the restructuring of the Fine Papers manufacturing operations in the Northeast ($51 million) and the shutdown of the deinking facility at the Lock Haven, Pa., mill ($50 million). The restructuring of the Fine Papers operations included the shutdown of the Woronoco, Mass., paper mill and three small paper machines at the Erie, Pa., mill. In the 1997 second quarter, we decided to close the deinking facility. Given that each of these actions represented the permanent shutdown of equipment or facilities, International Paper wrote-down the net carrying amount of the assets to zero. The Woronoco, Mass., mill had revenues of $46 million and $50 million and operating earnings of $5 million and $1 million in 1997 and 1996, respectively.

(c) The Company is the developer of a residential golf community named Haig Point at Daufuskie Island, S.C. As the developer, International Paper was responsible for operating this community until a specified number of lots were sold, at which time it would turn the community over to the homeowners. The net book value of our investment in Haig Point was $13 million at June 30, 1997. Given the continuing operating losses, $5 million in 1997, an updated marketing study, and the inability to find a buyer for this investment, we concluded that the investment was permanently impaired and wrote it down to zero. The operating loss in 1998 was $500,000.

The $210 million loss that the Company recorded in connection with sales or anticipated sales related to the following businesses (in millions):

Imaging                                                                  (a) $     150
Veratec                                                                  (b)        25
Decorative Products                                                      (c)        20
Label                                                                    (d)        15
                                                                             ---------
                                                                             $     210
                                                                             ---------
                                                                             ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The Company decided to sell its Imaging businesses in the second quarter of 1997. Based on discussions with its investment banker and meetings with potential buyers, the Company believed that the most likely outcome was to realize approximately $325 million. The Company established a reserve of $150 million which represented the estimated loss on the sale of the Imaging businesses. The Company expected to complete the sale of the Imaging businesses within one year. The Imaging businesses had revenues of $690 million and $713 million and operating earnings of $9 million and $1 million in 1997 and 1996, respectively.

(b) The Veratec division had developed a business that was based on an interspun technology for treating fabrics. The net carrying value of this business was $25 million at June 30, 1997. In June 1997, the Company decided to shut down this business and recorded a reserve of $25 million. Prior to the shutdown, this business had revenues of $2 million and $1 million and operating losses of $7 million and $8 million in 1997 and 1996, respectively.

(c) In the second quarter of 1997, management decided to sell the medium-density fiberboard, low-pressure laminates and particleboard businesses. The Company estimated the expected sales prices for each of these businesses and recorded a reserve of $20 million to reduce the net carrying amounts to these levels. The Company expected to complete the sales of these businesses within one year. These businesses had revenues of $196 million and $215 million in 1997 and 1996, respectively; and an operating loss of $1 million in 1997 and operating earnings of $5 million in 1996.

(d) In the second quarter of 1997, management committed to a plan to sell the label business. The estimated loss on the label business sale included in the second-quarter 1997 restructuring charge was $15 million. The Company expected to complete the sale of the label business within one year. The label business had revenues of $24 million and $39 million in 1997 and 1996, respectively and an operating loss of $2 million in 1997 and operating earnings of $1 million in 1996.

The $95 million of severance and other expenses consists of the following (in millions):

Severance                                                                 (a) $      42
Write-off of deferred software costs                                      (b)        18
Lease buyouts at warehouses                                               (c)         9
Write-off of deinking process license                                     (d)         4
Other exit costs                                                          (e)        22
                                                                                    ---
                                                                              $      95
                                                                                    ---
                                                                                    ---

(a) The $42 million severance charge relates to programs initiated and approved in the 1997 second quarter in the U.S. and European Papers, Industrial and Consumer Packaging segments and corporate staff groups to reduce headcount by 3,015 employees under the Company's existing ongoing severance plans. We recorded the charge in the second quarter as (1) management had committed to the plan of termination, (2) the benefit arrangement had been communicated to the employees, (3) the number of employees, their functions and locations had been identified, and (4) all terminations were to be completed within approximately one year. As of December 31, 1998, 2,446 employees had been terminated under these programs.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) The $9 million charge represents the cost to buy out obligations under existing warehouse leases. The Company decided to close these warehouses in the second quarter of 1997.

(d) The $4 million charge represents the write-off of the net carrying value of the deinking process license that the Company acquired from a third party. International Paper permanently shut down this operation in the 1997 second quarter. Accordingly, it wrote the license down to zero.

(e) The charge of $22 million relates to other exit costs.

In December 1997, an additional pre-tax charge of $125 million ($80 million after taxes) was recorded for anticipated losses associated with the sale of the remaining Imaging businesses. Such amount was determined after consideration of the sales of certain of the Imaging businesses that had been completed and the estimated proceeds from the businesses remaining to be sold. The remaining Imaging businesses were sold in 1998.

Also included in the 1997 special items was a $150 million provision to increase our legal reserves as a result of a settlement by Masonite Corporation, a wholly owned subsidiary, of a class-action lawsuit relating to its hardboard siding product. A more detailed discussion of this legal settlement is included in Note 11 to the consolidated financial statements.

The following table is a roll forward of the severance and other costs included in the 1997 restructuring plan (in millions):

                                                                          SEVERANCE
                                                                          AND OTHER
                                                                         -----------
Opening Balance (second quarter 1997)                                     $      95
  1997 Activity
    Asset write-downs                                                           (18)
    Cash charges                                                                (15)
                                                                                ---
Balance, December 31, 1997                                                       62

  1998 Activity
    Asset write-downs                                                            (4)
    Reserve reversals                                                            (9)
    Cash charges                                                                (40)
                                                                                ---
Balance, December 31, 1998                                                $       9
                                                                                ---
                                                                                ---

The $9 million of reserves remaining are to complete the 1997 restructuring plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             1996
                                                   --------------------------------------------------------
                                                     EARNINGS (LOSS) BEFORE        EARNINGS (LOSS) AFTER
IN MILLIONS                                        TAXES AND MINORITY INTEREST  TAXES AND MINORITY INTEREST
-------------------------------------------------  ---------------------------  ---------------------------
Before special items                                        $     890                    $     434
Restructuring and other charges                                  (670)                        (461)
Scitex restructuring charge                                       (10)                          (6)
Gain on sale of business (see Note 7.)                            592                          336
                                                                -----                        -----
After special items                                         $     802                    $     303
                                                                -----                        -----
                                                                -----                        -----

In the first quarter of 1996, management initiated several actions to restructure and strengthen existing businesses that resulted in a pre-tax charge to earnings of $515 million ($362 million after taxes). The charge included $305 million for the write-down of certain assets, $100 million for asset impairments (related to the adoption of the provisions of SFAS No. 121), $80 million in associated severance costs and $30 million of other expenses, including the cancellation of leases.

The major components of the $305 million asset write-down were as follows (in millions):

Consolidation and shutdown of Imaging facilities                         (a) $     192
Shutdown of Cordele OSB composite siding business                        (b)        43
Write-off of Georgetown recovery unit                                    (c)        25
Shutdown of Veratec facilities                                           (d)        19
Impairment of INTAMASA business                                          (e)        15
Other shutdowns                                                                     11
                                                                             ---------
                                                                             $     305
                                                                             ---------
                                                                             ---------

(a) In the first quarter of 1996, management decided to consolidate the Imaging division's manufacturing and sales operations, which resulted in a write-down of the assets associated with these facilities. The planned facility shutdowns included the Swiss manufacturing plants, the Lyon, France, facility and several European sales companies. As the Company was planning to close these facilities, it determined the fair value to be zero. In addition, the Company determined that the long-lived assets associated with its Binghamton, N.Y., Holyoke, Mass., and several U.K. facilities were impaired based on an analysis of future cash flows from these businesses. The cash flow analysis, which was completed in accordance with SFAS No. 121, indicated that future cash flows from these operations would be break-even and, accordingly, the Company wrote down the long-lived assets to their estimated fair value of zero. The Imaging division had revenues of $713 million and operating earnings of $1 million during 1996.

(b) International Paper's Cordele, Ga., facility produced both oriented strand board substrate and composite wood siding. The carrying amount of the equipment related solely to the manufacture of composite wood siding was $43 million. The Company decided to stop manufacturing composite wood siding and to exit this business. As we shut down the equipment, the assets' fair values were determined to be zero.

(c) In the first quarter of 1996, the Company permanently closed an enhanced kraft recovery unit in its Georgetown, S.C., facility because of its failure to operate effectively. The carrying amount of this asset was $25 million. As the equipment was shut down, the Company determined its fair value to be zero.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) The Company decided to permanently close its Veratec Belgium facility and 5 thermal bond machines in its Lewisburg, Ky., facility during the first quarter of 1996. The carrying amounts of these assets were $12 million and $7 million, respectively. As these facilities and machines were being closed, the Company determined their fair values to be zero.

(e) In the first quarter of 1996, the Company committed to sell the Masonite INTAMASA business located in Cella, Spain. The Company wrote down its carrying amount of $41 million to $26 million, which represented the estimated selling price of this business. This business had revenues of $25 million and operating earnings of $3 million during 1996.

In the first quarter of 1996, International Paper recorded an impairment charge of $100 million consisting of the following (in millions):

Gardiner mill                                                            (a) $      42
Hardboard siding facilities                                              (b)        26
Mineral deposits                                                         (c)        14
Haig Point real estate development                                       (d)         8
Other                                                                               10
                                                                             ---------
                                                                             $     100
                                                                             ---------
                                                                             ---------

(a) The Gardiner, Ore., mill produces containerboard and is the Company's only West Coast mill. In early 1996, management announced an extended shutdown of the mill. As a result of the shutdown, International Paper determined that a triggering event had occurred, and it wrote down the mill's assets to the estimated fair value.

(b) The Masonite division had hardboard siding operations at its Laurel, Miss., Towanda, Pa., and Ukiah, Calif., plants. Based on expected declines in demand, management believed that a triggering event under SFAS No. 121 had occurred in the first quarter of 1996. The Company would continue to hold and use these assets, but it projected that the future cash flows of this business would be negative. Accordingly, it wrote down the $26 million carrying amount of these assets to zero.

(c) The Petroleum and Minerals division had two mineral investments that it determined to be impaired in the first quarter of 1996. First, based on a consultant's analysis, the Company estimated the value of its lignite reserves to be $3 million, thereby requiring a write-down of $11 million. Second, an analysis of its zinc reserves indicated a fair value of $500,000, requiring a write-down of $3 million. The triggering event for these write-downs was the analysis of these reserves on a stand-alone basis.

(d) International Paper holds an investment in a residential golf community named Haig Point at Daufuskie Island, S. C. As the developer, the Company is responsible for operating this community until a specified number of lots have been sold, at which time it would turn the community over to the homeowners. The net book value of the Company's investment in Haig Point was $21 million at December 31, 1995. The Company concluded in the first quarter of 1996 that its investment was impaired. The triggering event was the analysis of the 1995 results and the 1996 forecast, combined with the decision to sell this business. Haig Point's estimated fair value was $13 million, resulting in an $8 million charge.

The Company's 1996 charge included $80 million of severance costs. The charge relates to programs initiated and approved in the first quarter of 1996 to reduce headcount by 1,955 employees under our existing ongoing severance plan. The businesses impacted by this charge include Imaging ($45 million), Veratec ($12 million), Zanders ($10 million), and corporate staff groups and other businesses ($13 million). Under this plan, there have been headcount reductions of 1,597 employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's 1996 charge also included $30 million of other expenses. The major components of this charge were the lease termination costs incurred by the Imaging businesses as a result of the decision to close several European locations. The lease termination costs resulted from the termination of leases in London, the U.K. depot facilities, and the Benelux and Germany sales offices.

The following is a roll forward of the severance and other costs included in the 1996 restructuring and impairment program (in millions):

                                                                          SEVERANCE
                                                                          AND OTHER
                                                                         -----------
Opening Balance (first quarter 1996)                                      $     110

1996, 1997 and 1998 Activity
  Reserve reversals (1998)                                                      (29)
  Cash charges                                                                  (81)
                                                                              -----
Balance, December 31, 1998                                                $       -
                                                                              -----
                                                                              -----

In the fourth quarter of 1996, a $155 million pre-tax charge ($99 million after taxes) was recorded for the write-down of the investment in Scitex to current market value. At such time, the Company determined that its investment in Scitex of 5.7 million shares was permanently impaired and began efforts, thus far unsuccessful, to dispose of its investment. We wrote our investment in Scitex down to $10 per share based on the closing prices of Scitex shares during the period from November 14, 1996 to December 31, 1996. The Company also recorded a $10 million pre-tax charge ($6 million after taxes) related to our share of a restructuring charge taken by Scitex. This item is reflected as an equity loss from the investment in Scitex in the consolidated statement of earnings.

NOTE 7. GAINS ON SALES OF WEST COAST PARTNERSHIP INTERESTS

On March 29, 1996, IP Timberlands Ltd. (IPT) completed the sale of a 98% general partnership interest in a subsidiary partnership that owned approximately 300,000 acres of forestlands located in Oregon and Washington. Included in the net assets of the partnership interest sold were forestlands, roads and $750 million of long-term debt. As a result of this transaction, International Paper recognized in its 1996 first-quarter consolidated results a $592 million pre-tax gain ($336 million after taxes and minority interest expense). IPT and International Paper retained nonoperating interests in the partnership. In December 1997, these retained interests were redeemed and a related debt guaranty was released resulting in a pre-tax gain of $170 million ($97 million after taxes and minority interest expense). These gains are presented in the consolidated statement of earnings as gains on sales of businesses.

NOTE 8. PREFERRED SECURITIES OF SUBSIDIARIES

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debentures. The obligations of International Paper Capital Trust III related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are mandatorily redeemable on December 1, 2038.

In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper--obligated mandatorily redeemable preferred securities. The Trust is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 5 1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock.

Distributions paid under all of the preferred securities noted above were $54 million, $24 million and $24 million in 1998, 1997 and 1996, respectively.

NOTE 9. SALE OF LIMITED PARTNERSHIP INTERESTS

During 1993, the Company contributed assets with a fair market value of approximately $900 million to two newly formed limited partnerships, Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. These partnerships are separate and distinct legal entities from the Company and have separate assets, liabilities, business functions and operations. However, for accounting purposes, the Company continues to consolidate these assets, and the minority shareholders' interests are reflected as minority interest in the accompanying financial statements. The purpose of the partnerships is to invest in and manage a portfolio of assets including pulp and paper equipment used at the Georgetown, S.C., and Ticonderoga, N.Y. mills. This equipment is leased to the Company under long-term leases. Partnership assets also include floating rate notes, debentures and cash. During 1993, outside investors purchased a portion of the Company's limited partner interests for $132 million and also contributed an additional $33 million to one of these partnerships.

At December 31, 1998, the Company held aggregate general and limited partner interests totaling 83.5% in Georgetown Equipment Leasing Associates, L.P. and 81.2% in Trout Creek Equipment Leasing, L.P. The Company also held $621 million and $439 million of borrowings at December 31, 1998 and 1997, respectively, from these partnerships. These funds are being used for general corporate purposes.

NOTE 10. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are revalued to reflect new tax rates in the periods rate changes are enacted.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of earnings before income taxes and minority interest by taxing jurisdiction were:

IN MILLIONS                                                                                   1998       1997       1996
------------------------------------------------------------------------------------------  ---------  ---------  ---------
Earnings (loss)
  U.S.                                                                                      $     290  $     (40) $     815
  Non-U.S.                                                                                        102         56        (13)
                                                                                            ---------  ---------  ---------
Earnings before income taxes and minority interest                                          $     392  $      16  $     802
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

The provision for income taxes by taxing jurisdiction was:

IN MILLIONS                                                                                   1998       1997       1996
------------------------------------------------------------------------------------------  ---------  ---------  ---------
Current tax provision (benefit)
  U.S. federal                                                                              $     (76) $      84  $     158
  U.S. state and local                                                                             (7)         8          1
  Non-U.S.                                                                                         24         36         64
                                                                                            ---------  ---------  ---------
                                                                                                  (59)       128        223
                                                                                            ---------  ---------  ---------
Deferred tax provision (benefit)
  U.S. federal                                                                                    121        (49)       146
  U.S. state and local                                                                             (9)       (42)        (3)
  Non-U.S.                                                                                         27          1        (36)
                                                                                            ---------  ---------  ---------
                                                                                                  139        (90)       107
                                                                                            ---------  ---------  ---------
Income tax provision                                                                        $      80  $      38  $     330
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

The Company made income tax payments, net of refunds, of $110 million, $179 million and $286 million in 1998, 1997 and 1996, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the Company's actual income tax expense follows:

IN MILLIONS                                                                                1998        1997        1996
---------------------------------------------------------------------------------------  ---------     -----     ---------
Earnings before income taxes and minority interest                                       $     392   $      16   $     802
Statutory U.S. income tax rate                                                                  35%         35%         35%
                                                                                         ---------         ---   ---------
Tax expense using statutory U.S. income tax rate                                               137           6         281
State and local income taxes                                                                   (10)        (22)         (1)
Non-U.S. tax rate differences                                                                   22          34          37
Permanent benefits on sales of non-U.S. businesses                                             (33)
Permanent benefits on sales of non-strategic timberland assets                                 (29)
Nondeductible business expenses                                                                  7          52           7
Foreign sales corporation benefit                                                               (8)        (21)         (6)
Minority interest                                                                              (31)        (23)        (37)
Goodwill                                                                                        18          19          21
Net U.S. tax on non-U.S. dividends                                                              10          11          54
Tax credits                                                                                     (1)         (7)        (23)
Other, net                                                                                      (2)        (11)         (3)
                                                                                         ---------         ---   ---------
Income tax provision                                                                     $      80   $      38   $     330
                                                                                         ---------         ---   ---------
Effective income tax rate                                                                       20%        238%         41%
                                                                                         ---------         ---   ---------
                                                                                         ---------         ---   ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred income tax liability as of December 31, 1998 and 1997 includes the following components:

IN MILLIONS                                                                                   1998       1997
------------------------------------------------------------------------------------------  ---------  ---------
Current deferred tax asset                                                                  $     187  $     238
Noncurrent deferred tax asset                                                                     169        159
Noncurrent deferred tax liability                                                              (2,860)    (2,681)
                                                                                            ---------  ---------
Total                                                                                       $  (2,504) $  (2,284)
                                                                                            ---------  ---------
                                                                                            ---------  ---------

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

IN MILLIONS                                                                                   1998       1997
------------------------------------------------------------------------------------------  ---------  ---------
Plants, properties and equipment                                                            $  (2,348) $  (2,325)
Prepaid pension costs                                                                            (359)      (314)
Forestlands                                                                                      (699)      (650)
Postretirement benefit accruals                                                                   164        169
Alternative minimum and other tax credits                                                         346        217
Non-U.S. net operating losses                                                                     135        132
Other                                                                                             257        487
                                                                                            ---------  ---------
Total                                                                                       $  (2,504) $  (2,284)
                                                                                            ---------  ---------
                                                                                            ---------  ---------

The Company had net operating loss carryforwards applicable to non-U.S. subsidiaries of which $203 million expire in years 1999 through 2005 and $267 million can be carried forward indefinitely.

Deferred taxes are not provided for temporary differences of approximately $253 million, $353 million and $361 million as of December 31, 1998, 1997 and 1996, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. If these earnings were remitted, the Company believes that U.S. foreign tax credits would eliminate any significant impact on future income tax provisions.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain property, machinery and equipment under cancelable and noncancelable lease agreements. At December 31, 1998, total future minimum rental commitments under noncancelable leases were $479 million, due as follows:
1999--$132 million, 2000--$102 million, 2001--$75 million, 2002--$57 million,
2003--$47 million and thereafter--$66 million. Rent expense was $203 million, $210 million and $198 million for 1998, 1997 and 1996, respectively.

Three nationwide class action lawsuits filed against the Company have been settled.

The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. Final approval of the settlement was granted by the court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling fifteen percent of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second suit made similar allegations with regard to Omniwood siding manufactured by Masonite (the "Omniwood Lawsuit"). The class consists of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999. The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (the "Woodruf Lawsuit"). The class consists of all U.S. property owners on which Masonite Woodruf roofing has been incorporated and installed from January 1, 1980 to January 6, 1999.

Final approval of the settlements of the Omniwood and Woodruf Lawsuits was granted by the Court on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provides for payment of attorneys' fees equaling thirteen percent of the settlement amounts paid to class members, with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

While the total cost of these three settlements is not presently known with certainty, the Company believes its reserves, totaling $129 million at December 31, 1998, are adequate to cover any amounts to be paid and that the settlements will not have a material adverse effect on its consolidated financial position or results of operations. The reserve balance is net of $58 million of expected insurance recoveries. Through December 31, 1998, settlement payments of $91 million, including the $49 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $19 million from our insurance carriers. The Company and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 12. SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories by major category were:

                                                                             IN MILLIONS AT
                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Raw materials                                                             $     466  $     478
Finished pulp, paper and packaging products                                   1,536      1,466
Finished lumber and panel products                                              169        160
Operating supplies                                                              402        387
Other                                                                           146        269
                                                                          ---------  ---------
Inventories                                                               $   2,719  $   2,760
                                                                          ---------  ---------
                                                                          ---------  ---------

The Company uses the last-in, first-out inventory method to value substantially all of its domestic inventories. Approximately 69% of the Company's total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $234 million, $253 million and $228 million at December 31, 1998, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plants, properties and equipment by major classification were:

                                                                           IN MILLIONS AT
                                                                            DECEMBER 31
                                                                        --------------------
                                                                          1998       1997
                                                                        ---------  ---------
Pulp, paper and packaging facilities
  Mills                                                                 $  16,351  $  16,030
  Packaging plants                                                          2,266      1,817
Wood products facilities                                                    1,835      1,844
Other plants, properties and equipment                                      2,194      2,636
                                                                        ---------  ---------
Gross cost                                                                 22,646     22,327
Less: Accumulated depreciation                                             10,567      9,958
                                                                        ---------  ---------
Plants, properties and equipment, net                                   $  12,079  $  12,369
                                                                        ---------  ---------
                                                                        ---------  ---------

NOTE 13. DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

                                                                                IN MILLIONS AT
                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------

8 7/8% to 10.5% notes--due 1999-2012                                         $     596  $     653
8 7/8% to 9.7% notes--due 2000-2004                                                600        600
8 3/8% to 9 1/2% debentures--due 2015-2024                                         300        300
6 7/8% to 7 7/8% notes--due 2000-2007                                            1,223      1,223
6 7/8% to 8 1/8% notes--due 2023-2024                                              546        545
6 1/8% notes--due 2003                                                             200        199
5 7/8% Swiss franc debentures--due 2001                                             82         80
5 1/8% debentures--due 2012                                                         86         84
Floating rate notes--due 1999 (1)                                                  450        450
Medium-term notes--due 1999-2009 (2)                                               572        622
Environmental and industrial development
  bonds--due 1999-2021 (3,4)                                                     1,030      1,036
Commercial paper and bank notes (5)                                              1,150      1,094
Other (6)                                                                          447        479
                                                                             ---------  ---------
Total (7)                                                                        7,282      7,365
Less: Current maturities                                                           875        211
                                                                             ---------  ---------
Long-term debt                                                               $   6,407  $   7,154
                                                                             ---------  ---------
                                                                             ---------  ---------

(1) The weighted average interest rate on these notes was 6.2% in 1998 and 1997 and is based on LIBOR.

(2) The weighted average interest rate on these notes was 7.4% in 1998 and 1997.

(3) The weighted average interest rate on these bonds was 5.6% in 1998 and 5.8% in 1997.

(4) Includes $274 million of bonds at December 31, 1998 and $315 million at December 31, 1997, which may be tendered at various dates and/or under certain circumstances.

(5) Includes $550 million in 1998 of non-U.S. dollar denominated borrowings with a weighted average interest rate of 5.2% in 1998.

(6) Includes $36 million in 1998 and $41 million in 1997 of French franc borrowings with a weighted average interest rate of 2.7% in 1998 and 3.0% in 1997, and $159 million in 1998 and $179 million in 1997 of German mark borrowings with a weighted average interest rate of 4.6% in 1998 and 5.5% in 1997.

(7) The fair market value was approximately $7.6 billion and $7.8 billion at December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total maturities of long-term debt over the next five years are 1999--$875 million, 2000--$1.2 billion, 2001--$551 million, 2002--$1.1 billion and
2003--$260 million.

At December 31, 1998 and 1997, the Company, including a non-U.S. subsidiary, classified $1.4 billion of tenderable bonds, commercial paper and bank notes as long-term debt. The Company and this subsidiary have the intent and ability to renew or convert these obligations through 1999 and into future periods.

At December 31, 1998, the Company had unused bank lines of credit of approximately $4.1 billion. The lines generally provide for interest at market rates plus a margin based on the Company's current bond rating. The principal line, which is cancelable only if the Company's bond rating drops below investment grade, provides for $750 million of credit through January 2000, and has a facility fee of .10% that is payable quarterly. A non-U.S. subsidiary of the Company also has two principal lines of credit that support its commercial paper programs. A $600 million line of credit matures in April 2002 and has a
 .15% facility fee that is payable quarterly, and a 250 million New Zealand dollar line of credit matures in February 2002 and has a .13% facility fee that is payable quarterly.

At December 31, 1998, notes payable classified as current liabilities included $272 million of non-U.S. dollar-denominated debt with a weighted average interest rate of 6.4%.

At December 31, 1998, the Company's total outstanding debt included approximately $1.3 billion of borrowings with interest rates that fluctuate based on market conditions and the Company's credit rating.

Through a public tender offer in the 1997 third quarter, the Company's wholly-owned subsidiary, Federal Paper Board, repurchased $164 million of its 10% debentures due April 15, 2011. The earnings impact of the debt retirement was not significant.

NOTE 14. FINANCIAL INSTRUMENTS

The Company uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments that do not qualify for hedge accounting treatment are recognized in earnings.

The Company has a policy of financing a portion of its investments in non-U.S. operations with borrowings denominated in the same currency as the investment or by entering into foreign exchange contracts in tandem with U.S. dollar borrowings. These contracts are effective in providing a hedge against fluctuations in currency exchange rates. Gains or losses from the revaluation of these contracts, which are fully offset by gains or losses from the revaluation of the net assets being hedged, are determined monthly based on published currency exchange rates and are recorded as translation adjustments in common shareholders' equity. Upon liquidation of the net assets being hedged or early termination of the foreign exchange contracts, the gains or losses from the revaluation of foreign exchange contracts would be included in earnings. Amounts payable to or due from the counterparties to the foreign exchange contracts are included in accrued liabilities or accounts receivable as applicable.

Financial instruments outstanding at December 31, 1998 used to hedge net investments in non-U.S. operations consisted of non-U.S. dollar-denominated debt totaling $1.2 billion. Also outstanding were foreign currency forward contracts totaling $1.0 billion, all having maturities of less than twelve months, as

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

noted in the following table expressed in U.S. dollar equivalents. The average amount of outstanding contracts during 1998 and 1997 was $1.4 billion and $1.7 billion, respectively.

                                                                                                WEIGHTED
                                                                                                 AVERAGE    UNREALIZED
FOREIGN CURRENCY                                                                   CONTRACT     EXCHANGE       GAIN
FORWARD CONTRACTS (DOLLARS IN MILLIONS)                                             AMOUNT        RATE        (LOSS)
--------------------------------------------------------------------------------  -----------  -----------  -----------
Receive Australian dollars/Pay New Zealand dollars                                 $      27          .84    $      (1)
Receive Swiss francs/Pay New Zealand dollars                                              85          .67          (12)
Receive German marks/Pay U.S. dollars                                                    303         1.68            3
Receive New Zealand dollars/Pay Australian dollars                                        33         1.18            1
Receive New Zealand dollars/Pay U.S. dollars                                             327          .77            3
Receive Swedish kronas/Pay U.S. dollars                                                   50         8.07
Receive U.S. dollars/Pay Australian dollars                                               64          .63            3
Receive U.S. dollars/Pay New Zealand dollars                                             102          .50          (10)

The Company also utilizes foreign exchange contracts to hedge certain transactions that are denominated in non-U.S. currencies, primarily export sales and equipment purchased from nonresident vendors. These contracts serve to protect the Company from currency fluctuations between the transaction and settlement dates. Gains and losses from the revaluation of these contracts, based on published currency exchange rates, along with offsetting gains and losses resulting from the revaluation of the underlying transactions, are recognized in earnings or deferred and recognized in the basis of the underlying transaction when completed. Any gains or losses arising from the cancellation of the underlying transactions or early termination of the foreign currency exchange contracts would be included in earnings.

Financial instruments outstanding at December 31, 1998 used to hedge transactions denominated in non-U.S. currencies consisted of foreign currency forward contracts totaling $360 million, all having maturities of less than twelve months, as noted in the following table expressed in U.S. dollar equivalents. The average amount of outstanding contracts during 1998 and 1997 was $534 million and $726 million, respectively.

                                                                                                WEIGHTED
                                                                                                 AVERAGE    UNREALIZED
FOREIGN CURRENCY                                                                   CONTRACT     EXCHANGE       GAIN
FORWARD CONTRACTS (DOLLARS IN MILLIONS)                                             AMOUNT        RATE        (LOSS)
--------------------------------------------------------------------------------  -----------  -----------  -----------
Receive Belgian francs/Pay British pounds                                          $      28        57.25
Receive British pounds/Pay Belgian francs                                                 32        57.36
Receive New Zealand dollars/Pay Australian dollars                                       143         1.45    $       3
Receive New Zealand dollars/Pay U.S. dollars                                             104         1.77          (11)

Note: The Company has an additional $53 million in a number of smaller contracts to purchase or sell other currencies with a related net immaterial unrealized loss.

The Company uses cross-currency and interest rate swap agreements to manage the composition of its fixed and floating rate debt portfolio. Amounts to be paid or received as interest under these agreements are recognized over the life of the swap agreements as adjustments to interest expense. Gains or losses from the revaluation of cross-currency swap agreements that qualify as hedges of investments are recorded as translation adjustments in common shareholders' equity. Gains or losses from the revaluation of cross-currency swap agreements that do not qualify as hedges of investments are included in earnings. The related amounts payable to or due from the counterparties to the agreements are included in accrued liabilities or accounts receivable as applicable. If swap agreements are terminated early, the resulting gain or loss would be deferred and amortized over the remaining life of the related debt. The following table

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

presents notional amounts and principal cash flows for currency and interest rate swap agreements by year of maturity expressed in U.S. dollar equivalents. The impact on earnings and the Company's net liability under these agreements were not significant.

INTEREST RATE AND CURRENCY SWAPS (IN MILLIONS)

OUTSTANDING AS OF DECEMBER 31, 1998                         1999        2000         2001         2002         2003      THEREAFTER
--------------------------------------------------------  ---------     -----        -----        -----        -----     -----------
U.S. dollar variable to fixed rate swaps                  $     525                             $      45                 $   1,000
  Average pay rate 7.1%
  Average receive rate 5.2%
Australian dollar variable to fixed rate swaps                   40   $      45    $      45           15    $      30
  Average pay rate 6.3%
  Average receive rate 4.9%
New Zealand dollar variable to fixed rate swaps                  13          24           26           26           26
  Average pay rate 7.1%
  Average receive rate 4.6%
U.S. dollar fixed to variable rate swaps                                                               45                     1,250
  Average pay rate 5.1%
  Average receive rate 7.5%
U.S. dollar to Australian dollar cross-currency swap                                                  150

                                                                       FAIR
OUTSTANDING AS OF DECEMBER 31, 1998                         TOTAL      VALUE
--------------------------------------------------------  ---------  ---------
U.S. dollar variable to fixed rate swaps                  $   1,570  $    (187)
  Average pay rate 7.1%
  Average receive rate 5.2%
Australian dollar variable to fixed rate swaps                  175         (3)
  Average pay rate 6.3%
  Average receive rate 4.9%
New Zealand dollar variable to fixed rate swaps                 115         (2)
  Average pay rate 7.1%
  Average receive rate 4.6%
U.S. dollar fixed to variable rate swaps                      1,295        190
  Average pay rate 5.1%
  Average receive rate 7.5%
U.S. dollar to Australian dollar cross-currency swap            150         14

The Company does not hold or issue financial instruments for trading purposes. The counterparties to the Company's interest rate swap agreements and foreign exchange contracts consist of a number of major international financial institutions. The Company continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 15. CAPITAL STOCK

The authorized capital stock of the Company at December 31, 1998 and 1997 consisted of 400,000,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 nonredeemable preferred stock, without par value (stated value of $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The Company has stock rights under a Shareholder Rights Plan whereby each share of common stock has one right. Each right entitles shareholders to purchase one common stock share at an exercise price of $77.50. The rights will become exercisable 10 days after anyone acquires or tenders for 20% or more of the Company's common stock. If, thereafter, anyone acquires 30% or more of the common stock, or a 20% or more owner combines with the Company in a reverse merger in which the Company survives and its common stock is not changed, each right will entitle its holder to purchase Company common stock with a value of twice the $77.50 exercise price. If, following an acquisition of 20% or more of the common stock, the Company is acquired in a merger or sells 50% of its assets or earnings power, each right will entitle its holder to purchase stock of the acquiring company with a value of twice the $77.50 exercise price.

NOTE 16. RETIREMENT PLANS

The Company maintains pension plans that provide retirement benefits to substantially all employees. Employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21.

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. DEFINED BENEFIT PLANS

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by ERISA.

Net periodic pension income for the Company's qualified and nonqualified defined benefit plans comprised the following:

IN MILLIONS                                                    1998       1997       1996
-----------------------------------------------------------  ---------  ---------  ---------
Service cost                                                 $     (66) $     (62) $     (61)
Interest cost                                                     (218)      (205)      (192)
Expected return on plan assets                                     347        322        303
Amortization of transition asset                                    27         27         27
Actuarial gains and losses                                          (2)        (1)        (1)
Amortization of prior service cost                                  (8)        (6)        (4)
Curtailment gain                                                     5
                                                             ---------  ---------  ---------
Net periodic pension income                                  $      85  $      75  $      72
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in benefit obligation and plan assets for 1998 and 1997 and the plans' funded status and amounts recognized in the consolidated balance sheet as of December 31, 1998 and 1997.

IN MILLIONS                                                                 1998       1997
------------------------------------------------------------------------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                                           $   2,945  $   2,745
  Service cost                                                                   66         62
  Interest cost                                                                 218        205
  Participants' contributions                                                     1          1
  Actuarial loss                                                                347        116
  Benefits paid                                                                (197)      (184)
  Acquisitions                                                                   53
  Divestitures                                                                  (23)
                                                                          ---------  ---------
  Benefit obligation, December 31 (1)                                     $   3,410  $   2,945
                                                                          ---------  ---------
                                                                          ---------  ---------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1                                    $   3,729  $   3,355
  Actual return on plan assets                                                  328        542
  Company and participants' contributions                                        16         16
  Benefits paid                                                                (197)      (184)
  Acquisitions                                                                   85
  Divestitures                                                                  (25)
                                                                          ---------  ---------
  Fair value of plan assets, December 31                                  $   3,936  $   3,729
                                                                          ---------  ---------
                                                                          ---------  ---------

Funded status                                                             $     526  $     784
Unrecognized actuarial loss (gain)                                              325        (42)
Unamortized prior service cost                                                   58         66
Unrecognized net transition asset (2)                                            (1)       (28)
Other                                                                                       (6)
                                                                          ---------  ---------
Prepaid benefit cost                                                      $     908  $     774
                                                                          ---------  ---------
                                                                          ---------  ---------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:
  Prepaid benefit cost                                                    $     959  $     834
  Accrued benefit liability                                                     (68)       (60)
  Intangible asset                                                                4
  Minimum pension liability adjustment included in accumulated other
    comprehensive income                                                         13
                                                                          ---------  ---------
  Net amount recognized                                                   $     908  $     774
                                                                          ---------  ---------
                                                                          ---------  ---------

(1) Includes nonqualified unfunded plans with projected benefit obligations of approximately $92 million and $77 million at December 31, 1998 and 1997, respectively.

(2) Amortization of the transition asset, which increases annual periodic pension income, will be completed in 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan assets are held in master trust accounts and include investments in International Paper common stock in the amounts of $432 million and $449 million at December 31, 1998 and 1997, respectively.

Weighted average assumptions as of December 31, 1998, 1997 and 1996 were as follows:

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Discount rate                                                         6.50%      7.25%      7.50%
Expected long-term return on plan assets                             10.00%     10.00%     10.00%
Rate of compensation increase                                         4.00%      4.50%      4.50%

NON-U.S. DEFINED BENEFIT PLANS

Generally, the Company's non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for the Company's non-U.S. pension plans was not significant for 1998, 1997 and 1996.

The plans' projected benefit obligation in excess of plan assets at fair value at December 31, 1998 and 1997 was $50 million and $44 million, respectively. Plan assets are composed principally of common stocks and fixed income securities.

OTHER PLANS

The Company sponsors several defined contribution plans to provide substantially all U.S. salaried and certain hourly employees of the Company an opportunity to accumulate personal funds for their retirement. Contributions may be made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, the Company matches the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $47 million, $46 million and $42 million for the plan years ending in 1998, 1997 and 1996, respectively. The net assets of these plans approximated $2.2 billion as of the 1998 plan year-end.

NOTE 17. POSTRETIREMENT BENEFITS

The Company provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. A plan amendment in 1992 limits the maximum annual Company contribution for health care benefits for retirees after January 1, 1992 based on age at retirement and years of service after age 50. Amortization of this plan amendment, which reduces annual net postretirement benefit cost, will be completed in 1999. The Company does not prefund these benefits and has the right to modify or terminate certain of these plans in the future.

The components of postretirement benefit expense in 1998, 1997 and 1996 were as follows:

In millions                                                1998             1997             1996
----------------------------------------------------  ---------------  ---------------  ---------------
Service cost                                             $       6        $       6        $       7
Interest cost                                                   24               24               25
Actuarial gains and losses                                       1                1                2
Amortization of prior service cost                             (21)             (21)             (19)
                                                         ---------        ---------        ---------
Net postretirement benefit cost                          $      10        $      10        $      15
                                                         ---------        ---------        ---------
                                                         ---------        ---------        ---------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the plans' funded status as of December 31, 1998 and 1997 and changes in benefit obligation and plan assets for 1998 and 1997.

IN MILLIONS                                                                      1998       1997
-----------------------------------------------------------------------------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation, January 1                                                $     344  $     358
  Service cost                                                                         6          6
  Interest cost                                                                       24         24
  Participants' contributions                                                         14         13
  Actuarial loss (gain)                                                               13        (28)
  Benefits paid                                                                      (35)       (32)
  Plan amendments                                                                                 3
  Acquisitions                                                                         3
                                                                               ---------  ---------
  Benefit obligation, December 31                                              $     369  $     344
                                                                               ---------  ---------
                                                                               ---------  ---------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets, January 1                                         $       -  $       -
  Company contributions                                                               21         19
  Participants' contributions                                                         14         13
  Benefits paid                                                                      (35)       (32)
                                                                               ---------  ---------
  Fair value of plan assets, December 31                                       $       -  $       -
                                                                               ---------  ---------
                                                                               ---------  ---------

  Funded status                                                                $    (369) $    (344)
  Unamortized prior service cost                                                     (41)       (61)
  Unrecognized actuarial loss                                                         58         38
                                                                               ---------  ---------
  Prepaid (accrued) benefit cost                                               $    (352) $    (367)
                                                                               ---------  ---------
                                                                               ---------  ---------

Future benefit costs were estimated assuming medical costs would increase at an 8% annual rate, decreasing to a 5% annual growth rate ratably over the next five years and then remaining at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1998 by $21 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 1998 by $19 million. The effect on net postretirement benefit cost from a 1% increase or decrease would not be material. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation at December 31, 1998 was 6.50% compared with 7.25% at December 31, 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INCENTIVE PLANS

The Company has a Long-Term Incentive Compensation Plan that includes a Stock Option Plan, a Restricted Performance Share Plan and an Executive Continuity Award Plan, administered by a committee of nonemployee members of the Board of Directors who are not eligible for awards. The plan allows stock appreciation rights to be awarded, although none were awarded in 1998, 1997 or 1996.

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the provisions of SFAS No. 123, the Company's net earnings, earnings per common share and earnings per common share--assuming dilution would have been reduced to the pro forma amounts indicated below:

IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                   1998       1997       1996
--------------------------------------------------------------------  ---------  ---------  ---------
Net Earnings (Loss)
  As reported                                                         $     236  $    (151) $     303
  Pro forma                                                                 217       (175)       291
Earnings (Loss) Per Common Share
  As reported                                                         $    0.77  $   (0.50) $    1.04
  Pro forma                                                                0.71      (0.58)      1.00
Earnings (Loss) Per Common Share--Assuming Dilution
  As reported                                                         $    0.77  $   (0.50) $    1.04
  Pro forma                                                                0.71      (0.58)      1.00

The effect on 1998, 1997 and 1996 pro forma net earnings, earnings per common share and earnings per common share--assuming dilution of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

STOCK OPTION PLAN

Initial stock options are normally granted in January of each year. The option price is the market price of the stock at the date of grant. Options are immediately exercisable under the plan; however, the underlying shares cannot be sold and carry profit forfeiture provisions during the initial four years following grant. Upon exercise of an option, a replacement option may be granted with the exercise price equal to the current market price and with a term extending to the expiration date of the original option.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the pro forma disclosure above, the fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively:

                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Initial Options (1)
  Risk-Free Interest Rate                                                5.25%      6.32%      5.45%
  Price Volatility                                                      31.09%     29.50%     22.18%
  Dividend Yield                                                         2.19%      2.50%      2.72%
  Expected Term in Years                                                 4.37       4.37       4.74

Replacement Options (2)
  Risk-Free Interest Rate                                                5.51%      6.31%      6.38%
  Price Volatility                                                      31.09%     29.50%     22.18%
  Dividend Yield                                                         2.17%      2.31%      2.68%
  Expected Term in Years                                                 2.12       2.22       2.97

(1) The average fair values of initial option grants during 1998, 1997 and 1996 were $11.98, $11.59 and $8.37, respectively.

(2) The average fair values of replacement option grants during 1998, 1997 and 1996 were $9.40, $9.04 and $6.82, respectively.

A summary of the status of the Stock Option Plan as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                       OPTIONS (1)      PRICE
                                                                       ------------  -----------
Outstanding at January 1, 1996                                            9,262,113   $   35.44
  Granted (2)                                                             4,234,695       35.42
  Exercised                                                              (2,091,942)      30.39
  Forfeited                                                                (460,321)      36.89
                                                                       ------------  -----------
Outstanding at December 31, 1996                                         10,944,545       36.53
  Granted                                                                 5,478,674       45.82
  Exercised                                                              (4,196,183)      35.42
  Forfeited                                                                (683,248)      40.66
                                                                       ------------  -----------
Outstanding at December 31, 1997                                         11,543,788       41.09
  Granted                                                                 3,440,200       46.98
  Exercised                                                              (2,566,956)      37.78
  Forfeited                                                                (904,010)      44.32
                                                                       ------------  -----------
Outstanding at December 31, 1998                                         11,513,022       43.33
                                                                       ------------
                                                                       ------------

(1) This table does not include Executive Continuity Award tandem options described below. No fair value is assigned to these options under SFAS No.
    123. The tandem restricted shares accompanying these options are expensed over their vesting period.

(2) At acquisition, outstanding Federal Paper Board options that were not paid in cash were converted to 797,776 options of International Paper with a fair value of $20.58 per option. The fair value for all acquired options was included in the purchase price that has been allocated to acquired assets and liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                 OPTIONS OUTSTANDING AND EXERCISABLE
                                                               ---------------------------------------
                                                                              WEIGHTED      WEIGHTED
                                                                               AVERAGE       AVERAGE
RANGE OF EXERCISE                                                OPTIONS      REMAINING     EXERCISE
PRICES                                                         OUTSTANDING      LIFE          PRICE
-------------------------------------------------------------  -----------  -------------  -----------
$19.43--$38.88                                                  2,387,071          4.50     $   35.88
$38.93--$41.00                                                  2,079,050          6.70     $   39.78
$41.12--$42.88                                                  3,243,637          7.70     $   42.41
$42.93--$51.00                                                  2,263,898          4.10     $   47.96
$51.06--$59.94                                                  1,539,366          3.00     $   54.84

RESTRICTED PERFORMANCE SHARE PLAN

Under the Restricted Performance Share Plan, contingent awards of Company common stock are granted by the committee. Awards are earned if the Company's financial performance over a five-year period meets or exceeds that of other forest products companies using standards determined by the committee.

The following summarizes the activity of the Restricted Performance Share Plan for the three years ending December 31, 1998:

                                                                                     SHARES
                                                                                   ----------
Outstanding at January 1, 1996                                                        810,964
  Granted                                                                             424,264
  Issued                                                                             (190,660)
  Forfeited                                                                           (85,178)
                                                                                   ----------
Outstanding at December 31, 1996                                                      959,390
  Granted                                                                             277,815
  Issued                                                                              (87,451)
  Forfeited                                                                           (40,352)
                                                                                   ----------
Outstanding at December 31, 1997                                                    1,109,402
  Granted                                                                             320,808
  Issued                                                                             (135,615)
  Forfeited                                                                           (50,100)
                                                                                   ----------
Outstanding at December 31, 1998                                                    1,244,495
                                                                                   ----------
                                                                                   ----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXECUTIVE CONTINUITY AWARD PLAN

The Executive Continuity Award Plan provides for the granting of tandem awards of restricted stock and/or nonqualified stock options to key executives. Grants are restricted and awards conditioned on attainment of specified age and years of service requirements. Exercise of a tandem stock option results in the cancellation of the related restricted shares.

The following summarizes the activity of the Executive Continuity Award Plan for the three years ending December 31, 1998:

                                                                                      SHARES
                                                                                    ----------
Outstanding at January 1, 1996                                                         479,000
  Granted                                                                              136,650
  Forfeited (1)                                                                       (132,000)
                                                                                    ----------
Outstanding at December 31, 1996                                                       483,650
  Granted                                                                              106,108
  Issued                                                                                (9,500)
                                                                                    ----------
Outstanding at December 31, 1997                                                       580,258
  Granted                                                                               24,000
  Issued                                                                                (5,500)
  Forfeited                                                                             (5,000)
                                                                                    ----------
Outstanding at December 31, 1998                                                       593,758
                                                                                    ----------
                                                                                    ----------

(1) Includes restricted shares canceled when tandem stock options were exercised. In 1996, 400,000 tandem stock options were exercised.

At December 31, 1998 and 1997, a total of 4.6 million and 4.8 million shares, respectively, were available for grant under the Long-Term Incentive Compensation Plan.

The compensation cost that has been charged to earnings for the performance-based plans was $14 million, $11 million and $13 million for 1998, 1997 and 1996, respectively.

                     INTERIM FINANCIAL RESULTS (UNAUDITED)

             IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND STOCK PRICES

                                                     QUARTER
                                 -----------------------------------------------
                                 FIRST      SECOND       THIRD           FOURTH          YEAR
                                 ------     ------     ---------         -------      ----------
1998
Net Sales                        $4,868     $4,707     $   4,939         $ 5,027      $   19,541
Gross Margin (1)                  1,214      1,183         1,159           1,224           4,780
Earnings Before Income Taxes
  and Minority Interest             141        140(2)        (113)           100(4)          392(2,3,4)
Net Earnings                         75         86(2)        (213)            54(4)          236(2,3,4)
Per Share of Common Stock
  Earnings                       $  .25     $  .28     $     .07         $   .17      $      .77
  Earnings-Assuming Dilution        .25        .28           .07             .17             .77
  Dividends                         .25        .25           .25             .25            1.00
Common Stock Prices
  High                           52 5/8     55 1/4        49 3/8         49 3/16          55 1/4
  Low                            40 7/8     42 1/2        35 1/2         40 3/16          35 1/2

1997
Net Sales                        $4,862     $5,034     $   5,119         $ 5,081      $   20,096
Gross Margin (1)                  1,226      1,248         1,328           1,320           5,122
Earnings (Loss) Before Income
  Taxes and Minority Interest       108       (557)(5)       208             257(6)          (165,6)
Net Earnings (Loss)                  34       (419)(5)       102             132(6)         (151)(5,6)
Per Share of Common Stock
  Earnings (Loss)                $  .11     $(1.39)    $     .34         $   .44      $     (.50)
  Earnings (Loss)-Assuming
    Dilution                        .11      (1.39)          .34             .44            (.50)
  Dividends                         .25        .25           .25             .25            1.00
Common Stock Prices
  High                           43 5/8     51 7/8        61              58 1/2          61
  Low                            38 3/4     38 5/8        48 1/4          39 7/8          38 5/8

(1) Gross margin represents net sales less cost of products sold.

(2) Includes a $6 million pre-tax charge ($4 million after taxes) recorded to write off in-process research and development costs related to an acquisition by Scitex, a 13% owned investee company.

(3) Includes special items totaling a pre-tax loss of $105 million ($56 million after taxes and minority interest). These special items include a $10 million pre-tax charge ($6 million after taxes) related to our share of a restructuring charge taken by Scitex. The Scitex charge is reflected as an equity loss from the investment in Scitex in the consolidated statement of earnings.

(4) Includes a $56 million pre-tax oil and gas impairment charge ($35 million after taxes) and a $38 million pre-tax gain ($23 million after taxes) from the reversals of reserves that were no longer required.

(5) Includes a pre-tax business improvement charge of $535 million ($385 million after taxes) and a $150 million pre-tax provision for legal reserve ($93 million after taxes).

(6) Includes a pre-tax charge of $125 million ($80 million after taxes) for anticipated losses on the sale of the imaging businesses and a pre-tax gain of $170 million ($97 million after taxes and minority interest expense) from the redemption of certain retained west coast partnership interests and the release of a related debt guaranty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their business experience are set forth on pages 11 through 14 of the Company's Notice of 1999 Annual Meeting and Proxy Statement, dated April 27, 1999 (the "Proxy Statement") to be filed on or about April 27, 1999, and are incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

A description of the compensation of the Company's executive officers is set forth on pages 19 and 20 and 23 through 28 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company knows of no one owning beneficially more than five percent (5%) of the Company's common stock other than the following:

STATE STREET BANK & TRUST CO.............................................  34,704,369     11.3%

As of December 31, 1998, State Street Bank & Trust Co. held such shares as the independent trustee in trust funds for employee savings, thrift, and similar employee benefit plans of the Company and its subsidiaries ("Company Trust Funds"). In addition, State Street Bank & Trust Co. is trustee for various third party trusts and employee benefit plans and is an Investment Adviser. As a result of its holdings in all capacities, State Street Bank & Trust Co. is the record holder of 34,704,369 shares of common stock of the Company. The trustee disclaims beneficial ownership of all such shares except 4,543,901 shares of which it has sole power to dispose or to direct the disposition. The common stock held by the Company Trust Funds is allocated to participants' accounts and such stock or the cash equivalent will be distributed to participants upon termination of employment or pursuant to withdrawal rights. The trustee votes the shares of common stock held in the Company Trust Funds in accordance with the instructions of the participants; shares for which no instructions are received are voted proportionately to those shares voted by participants.

MERRILL LYNCH, PIERCE, FENNER & SMITH, INCORPORATED......................  31,801,523     10.3%

As of February 12, 1999, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") was a broker-dealer registered under Section 15 of the Act. MLPF&S is a sponsor of various unit investment trusts ("UITs") which invest in equity securities of the Company. The UITs have the right to receive, or the power to direct the receipt of dividends from or the proceeds from the sale of, the securities reported herein.

CAPITAL RESEARCH AND MANAGEMENT COMPANY..................................  20,680,000      6.7%

As of December 31, 1998, Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 held such shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

SANFORD C. BERNSTEIN & CO., INC..........................................  20,365,740      6.6%

As of February 5, 1999, Sanford C. Bernstein & Co., Inc. had sole or shared voting power over 14,178,687 of these shares and sole dispositive power over all of them.

MORGAN STANLEY DEAN WITTER & COMPANY.....................................  15,491,079      5.1%

As of February 2, 1999, Morgan Stanley Dean Witter & Company was an Investment Adviser registered under Section 203 of the Investment Advisers Act of 1940.

COMMON STOCK HELD BY DIRECTORS AND DIRECTORS AND EXECUTIVE OFFICERS AS A
  GROUP..................................................................  1,790,726       .58%

The table showing ownership of the Company's common stock held by individual directors and by directors and executive officers as a group is set forth on page 7 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None, other than those described under Item 11.

FORWARD-LOOKING INFORMATION

THIS 1998 ANNUAL REPORT ON FORM 10-K, AND ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, IN PARTICULAR, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING PROJECTED IMPROVEMENT IN EARNINGS AT INTERNATIONAL PAPER. ACTUAL RESULTS MAY DIFFER BASED PRIMARILY ON OVERALL DEMAND AND WHETHER PRICE INCREASES FOR VARIOUS PAPER AND PACKAGING PRODUCTS CAN BE REALIZED IN 1999, AND WHETHER ANTICIPATED SAVINGS FROM RESTRUCTURING, THE BUSINESS IMPROVEMENT PROGRAM, THE MERGER WITH UNION CAMP AND OTHER INITIATIVES ARE ACHIEVED. ITEM 7A. ALSO INCLUDES CONCLUSIONS AS TO VALUE AT RISK ASSOCIATED WITH FINANCIAL INSTRUMENTS. RESULTS MAY DIFFER BASED ON ACTUAL MOVEMENTS IN INTEREST AND CURRENCY EXCHANGE RATES.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS
     (11)  Statement of Computation of Per Share Earnings

     (12)  Computation of Ratio of Earnings to Fixed Charges

     (21)  List of Significant Subsidiaries

     (22)  Proxy Statement, dated April 27, 1999 (to be filed on or about April 27, 1999)

     (23)  Consent of Independent Public Accountants

     (24)  Power of Attorney

     (27)  Financial Data Schedule

     (99)  Management Incentive Plan

REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed by the Company on January 5, 1999 and March 11, 1999.

FINANCIAL STATEMENT SCHEDULES

The following additional financial data should be read in conjunction with the financial statements in Item 8. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements on notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1998, 1997 AND 1996

Report of Independent Public Accountants on Financial Statement Schedule...............         85
Consolidated Schedule:
    II-Valuation and Qualifying Accounts...............................................         86

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To International Paper Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K, and have issued our report thereon dated February 9, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, N.Y.
February 9, 1999

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                                             For the Year Ended December 31, 1998
                                --------------------------------------------------------------
                                                          Additions
                                Balance at   Additions    Charged to   Deductions   Balance at
                                Beginning    Charged to     Other         from         End
Description                     of Period     Earnings     Accounts     Reserves    of Period
------------------------------  ----------   ----------   ----------   ----------   ----------
Reserves Applied Against
  Specific Assets Shown on
  Balance Sheet:
  Doubtful accounts--current       $ 93         $ 31                     $ (27)(a)     $ 97

Restructuring reserves               91           49                       (93)(b)       47

                                             For the Year Ended December 31, 1997
                                --------------------------------------------------------------
                                                          Additions
                                Balance at   Additions    Charged to   Deductions   Balance at
                                Beginning    Charged to     Other         from         End
Description                     of Period     Earnings     Accounts     Reserves    of Period
------------------------------  ----------   ----------   ----------   ----------   ----------
Reserves Applied Against
  Specific Assets Shown on
  Balance Sheet:
  Doubtful accounts--current       $101         $ 22                     $ (30)(a)     $ 93

Restructuring reserves               76           95                       (80)          91

                                             For the Year Ended December 31, 1996
                                --------------------------------------------------------------
                                                          Additions
                                Balance at   Additions    Charged to   Deductions   Balance at
                                Beginning    Charged to     Other         from         End
Description                     of Period     Earnings     Accounts     Reserves    of Period
------------------------------  ----------   ----------   ----------   ----------   ----------
Reserves Applied Against
  Specific Assets Shown on
  Balance Sheet:
  Doubtful accounts--current       $101         $ 22                     $ (22)(a)     $101

Restructuring reserves                           110                       (34)          76

------------------------

(a) Includes write-off, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b) Includes an $83 million deduction for the reversal of previously established reserves that were no longer required. The reversal was recognized in 1998 net earnings and is a separate line item in the consolidated statement of earnings.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL PAPER COMPANY

                                By:             /s/ JAMES W. GUEDRY,
                                     -----------------------------------------
                                            VICE PRESIDENT AND SECRETARY

March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ (JOHN T. DILLON)       Chairman of the Board,
------------------------------    Chief Executive Officer      March 31, 1999
        John T. Dillon            and Director

    /s/ (C. WESLEY SMITH)*      Executive Vice President
------------------------------    and Director                 March 31, 1999
       C. Wesley Smith

    /s/ (PETER I. BIJUR)*       Director
------------------------------                                 March 31, 1999
        Peter I. Bijur

    /s/ (ROBERT J. EATON)*      Director
------------------------------                                 March 31, 1999
       Robert J. Eaton

    /s/ (JOHN A. GEORGES)*      Director
------------------------------                                 March 31, 1999
       John A. Georges

  /s/ (JAMES A. HENDERSON)*     Director
------------------------------                                 March 31, 1999
      James A. Henderson

    /s/ (JOHN R. KENNEDY)*      Director
------------------------------                                 March 31, 1999
       John R. Kennedy

   /s/ (DONALD F. MCHENRY)*     Director
------------------------------                                 March 31, 1999
      Donald F. McHenry

   /s/ (PATRICK F. NOONAN)*     Director
------------------------------                                 March 31, 1999
      Patrick F. Noonan

   /s/ (JANE C. PFEIFFER)*      Director
------------------------------                                 March 31, 1999
       Jane C. Pfeiffer

  /s/ (CHARLES R. SHOEMATE)*    Director
------------------------------                                 March 31, 1999
     Charles R. Shoemate

   /s/ (MARIANNE M. PARRS)      Executive Vice President-
------------------------------    Administration and Chief     March 31, 1999
      Marianne M. Parrs           Financial Officer

    /s/ (ANDREW R. LESSIN)      Vice President and
------------------------------    Controller and Chief         March 31, 1999
       Andrew R. Lessin           Accounting Officer

                  /s/ JAMES W. GUEDRY
       ------------------------------------------
  By:    * (James W. Guedry, Attorney-in-Fact)

                                                                      APPENDIX I

1998 LISTINGS OF FACILITIES

U.S. AND EUROPEAN PAPERS
BUSINESS PAPERS, COATED
  PAPERS AND PULP
  DOMESTIC:
    Mobile, Alabama
    Selma, Alabama
      (Riverdale Mill)
    Camden, Arkansas
    Pine Bluff, Arkansas
    Mira Loma, California
      (C & D Center)
    Augusta, Georgia
    Bastrop, Louisiana
      (Louisiana Mill)
    Springhill, Louisiana
      (C & D Center)
    Jay, Maine
      (Androscoggin Mill)
    Sturgis, Michigan
      (C & D Center)
    Moss Point, Mississippi
    Natchez, Mississippi
    Corinth, New York
      (Hudson River Mill)
    Ticonderoga, New York
    Riegelwood, North Carolina
    Wilmington, North Carolina
      (Reclaim Center)
    Hazelton, Pennsylvania
      (C & D Center)
    Lock Haven, Pennsylvania
    Georgetown, South Carolina
    Texarkana, Texas

  INTERNATIONAL:
    Docelles, France
      (Lana Mill)
    Grenoble, France
      (Pont De Claix Mill)
    Maresquel, France
    Saillat, France
    Saint Die, France
      (Anould Mill)
    Strasbourg, France
      (La Robertsau Mill)
    Bergisch Gladbach, Germany
      (Gorhrsmuhle Mill)
    Duren, Germany
      (Reflex Mill)
    Klucze, Poland
    Kwidzyn, Poland
    Svetogorsk, Russia
    Inverurie, Scotland

INDUSTRIAL PACKAGING
CONTAINERBOARD
  DOMESTIC:
    Terre Haute, Indiana
    Mansfield, Louisiana
    Pineville, Louisiana
    Vicksburg, Mississippi
    Oswego, New York
    Gardiner, Oregon

  INTERNATIONAL:
    Arles, France
CORRUGATED CONTAINER
  DOMESTIC:
    Mobile, Alabama
    Montgomery, Alabama
    Fordyce, Arkansas
    Jonesboro, Arkansas
    Russellville, Arkansas
    Carson, California
    Modesto, California
    Putnam, Connecticut
    Auburndale, Florida
    Chicago, Illinois
    North Lake, Illinois
    Fort Wayne, Indiana
    Terre Haute, Indiana
    Lexington, Kentucky
    Shreveport, Louisiana
    Springhill, Louisiana
    Detroit, Michigan
    Minneapolis, Minnesota
    Jackson, Mississippi
    Tupelo, Mississippi
    Kansas City, Missouri
    Geneva, New York
    Statesville, North Carolina
    Cincinnati, Ohio
    Wooster, Ohio
    Mount Carmel, Pennsylvania
    Georgetown, South Carolina
    Columbia, Tennessee
    Nashville, Tennessee
    Dallas, Texas
    Edinburg, Texas
    El Paso, Texas
    Cedarburg, Wisconsin
    Fond du Lac, Wisconsin

  INTERNATIONAL:
    Las Palmas, Canary Islands
    Chalon-sur-Saone, France
    Chantilly, France
    Creil, France
    LePuy, France
    Mortagne, France
    Guadeloupe, French West
      Indies
    Bellusco, Italy
    Catania, Italy
    Pedemonte, Italy
    Pomezia, Italy
    San Felice, Italy
    Barcelona, Spain
    Bilbao, Spain
    Valladolid, Spain
    Thrapston, United Kingdom
    Winsford, United Kingdom

CONSUMER PACKAGING
BLEACHED BOARD
    Pine Bluff, Arkansas
    Sprague, Connecticut
    Augusta, Georgia
    Moss Point, Mississippi
    Georgetown, South Carolina
    Riegelwood, North Carolina
    Texarkana, Texas

BEVERAGE PACKAGING
    Turlock, California
    Plant City, Florida
    Cedar Rapids, Iowa
    Kansas City, Kansas
    Framingham, Massachusetts
    Kalamazoo, Michigan
    Raleigh, North Carolina
    Philadelphia, Pennsylvania

  INTERNATIONAL
    Itu, Brazil
    Edmonton, Alberta, Canada
    London, Ontario, Canada
    Longueuil, Quebec, Canada
    Shanghai, China
    San Salvador, El Salvador
    Santiago,
      Dominican Republic
    St. Priest, France
    St. Catherine, Jamaica
    Hyogo, Japan

RETAIL PACKAGING
    La Grange, Georgia
    Thomaston, Georgia
    Clinton, Iowa
    Hendersonville, North
      Carolina
    Wilmington, North Carolina
    Cincinnati, Ohio
    Richmond, Virginia

KRAFT PAPER
    Mobile, Alabama
    Camden, Arkansas
    Moss Point, Mississippi
PLASTIC PACKAGING
    Janesville, Wisconsin

FOODSERVICE
  DOMESTIC:
    Mobile, Alabama
    Visalia, California
    Shelbyville, Illinois
    Hopkinsville, Kentucky
    Kenton, Ohio
    Jackson, Tennessee
    Menomonee Falls, Wisconsin

  INTERNATIONAL:
    Brisbane, Australia
    Santiago, Chile

DISTRIBUTION
WHOLESALE AND RETAIL DISTRIBUTION

  (295 distribution branches)
XPEDX
  DOMESTIC:
    Stores Group
      Chicago, Illinois
      180 locations nationwide

    Southeast Region
      Greensboro, NC
      23 branches in the Middle Atlantic States and Southeast

    West Region
      Denver, Colorado
      22 branches in the West and Midwest

    Specialty Business Group
      Erlanger, Kentucky
      3 branches nationwide

    Northeast Region
      Erlanger, Kentucky
      20 branches in New England, Middle Atlantic States and Midwest

    Midwest Region
      Olathe, Kansas
      26 branches in the West, Midwest and South

  INTERNATIONAL:
    Aussedat Rey France
      Distribution S.A., Pantin,
        France
        3 locations

    Chihuahua, Mexico
      6 locations
    Recom Papers
      Nijmegen, Netherlands
    Scaldia Papier BV,
      Nijmegen, Netherlands
    Aalbers Paper Products
      Veenendaal, Netherlands

Impap
      Warsaw, Poland
      9 locations

SPECIALTY BUSINESSES
CHEMICALS
  DOMESTIC:
    Panama City, Florida
    Pensacola, Florida
    Port St. Joe, Florida
    Oakdale, Louisiana
    Springhill, Louisiana
    Picayune, Mississippi

  INTERNATIONAL:
    Oulu, Finland
    Valkeakoski, Finland
    Niort, France
    Sandarne, Sweden
    Greaker, Norway

PETROLEUM
    Alvin, Texas
    Midland, Texas
    Orange, Texas

FINE AND INDUSTRIAL PAPERS
    Thilmany
      Knoxville, Tennessee
      Kaukauna, Wisconsin
    Nicolet
      De Pere, Wisconsin

    Akrosil

      DOMESTIC:
        Lancaster, Ohio
        Menasha, Wisconsin

      INTERNATIONAL:
        Toronto, Canada
        Limburg, Netherlands

    Jay, Maine
      (Androscoggin Mill)
    Millers Falls, Massachusetts
    West Springfield,
      Massachusetts
    Westfield, Massachusetts
      (C & D Center)
    Hamilton, Ohio
    Saybrook, Ohio
      (C & D Center)
    Erie, Pennsylvania

FOREST PRODUCTS
FORESTLANDS
    Approximately 5.9 million acres in the South and Northeast

REALTY PROJECTS
    Haig Point Plantation
    Daufuskie Island, South
      Carolina

BUILDING MATERIALS
WOOD PRODUCTS
    Maplesville, Alabama
    Tuscaloosa, Alabama
    Gurdon, Arkansas
    Leola, Arkansas
    Whelen Springs, Arkansas
    Augusta, Georgia
    Cordele, Georgia
    Washington, Georgia
    Springhill, Louisiana
    Morton, Mississippi
    Wiggins, Mississippi
    Joplin, Missouri
    Madison, New Hampshire
    Armour, North Carolina
    Johnston, South Carolina
    Newberry, South Carolina
    Sampit, South Carolina
    Henderson, Texas
    Jefferson, Texas
    Nacogdoches, Texas
    New Boston, Texas
    Slaughter
      Dallas, Texas
      2 branches in the
      Southwest and
      Northwest

DECORATIVE PRODUCTS
  Particleboard
      Stuart, Virginia
      Waverly, Virginia

  Specialty Panels
    DOMESTIC:
      Chino, California
      Glasgow, Kentucky
      Odenton, Maryland
      Statesville, North Carolina
      Tarboro, North Carolina
      Klamath Falls, Oregon
      Hampton, South Carolina
      Memphis, Tennessee
      Oshkosh, Wisconsin

    INTERNATIONAL:
      Bergerac, France
        (Couze Mill)
      Ussel, France
      Barcelona, Spain
        (Durion Mill)

MASONITE
  DOMESTIC:
    Ukiah, California
    Lisbon Falls, Maine
    Laurel, Mississippi
    Pilot Rock, Oregon
    Towanda, Pennsylvania
    Danville, Virginia

  INTERNATIONAL:
    Carrick-on-Shannon, Ireland
    Masonite Africa Limited
      Estcourt Plant

CARTER HOLT HARVEY
FORESTLANDS
  Approximately 820,000
  acres in New Zealand
WOOD PRODUCTS
  Sawmills and Processing Plants
    Box Hill, Victoria, Australia
    Mt. Burr, South Australia
    Mt. Gambier, South Australia
    Myrtleford, New South
      Wales, Australia
    Kopu, New Zealand
    Nelson, New Zealand
    Putaruru, New Zealand
    Rotorua, New Zealand
    Taupo, New Zealand
    Tokoroa, New Zealand

  Timber Merchants
    Box Hill, Victoria, Australia
    Hamilton Central,
      Queensland, Australia
    Sydney, New South Wales,
      Australia

  Plywood Mills
    Myrtleford, New South
      Wales, Australia
    Nangwarry, South Australia
    Tokoroa, New Zealand

  Panel Production Plants
    Auckland, New Zealand
    Christchurch, New Zealand
    Rangiora, New Zealand
    Thames, New Zealand

  Building Supplies Retail Outlets
    Retail Outlets, 36 branches
      in New Zealand

PULP AND PAPER
  Kraft Paper, Pulp, Coated and
  Uncoated Papers and Bristols
    Kinleith, New Zealand
    Mataura, New Zealand

  Cartonboard
    Whakatane, New Zealand
  Containerboard
    Kinleith, New Zealand
    Penrose, New Zealand

  Fiber Recycling Operations
    Auckland, New Zealand
TISSUE
  Pulp and Tissue
    Box Hill, Victoria, Australia
    Myrtleford, New South
      Wales, Australia
    Kawerau, New Zealand

  Conversion Sites
    Box Hill, Victoria, Australia
    Keon Park, Victoria, Australia
    Clayton, Victoria, Australia
    Suva, Fiji
    Auckland, New Zealand
      (2 plants)
    Te Rapa, New Zealand

PACKAGING
  Case Manufacturing
    Northern (Auckland, New
      Zealand)
    Central (Levin, New
      Zealand)
    Southern (Christchurch, New
      Zealand)
    Solid Fibre (Hamilton, New
      Zealand)
    Suva, Fiji

  Carton Manufacturing
    Crestmead, Queensland,
      Australia
    Dandenong, Victoria,
      Australia
    Reservoir, Victoria, Australia
    Smithfield, New South
      Wales, Australia
    Woodville, Australia
    Auckland, New Zealand
    Christchurch, New Zealand

  Paper Bag Manufacturing
    Auckland, New Zealand

  Paper Cups
    Brisbane, Australia

  Plastic Packaging
    Sydney, Australia
    Santiago, Chile
    Albany, New Zealand
    Hamilton, New Zealand
    Hastings, New Zealand
    Wellington, New Zealand

DISTRIBUTION
  Paper Merchant,
  Warehousing and
  Distribution Centers,
  Australia, 3 locations
  New Zealand, 16 locations

                                     12345

                            TWO MANHATTANVILLE ROAD
                            PURCHASE, NEW YORK 10577

              Printed on Hammermill Papers, Accent Opaque 50 lbs.
            Hammermill Papers is a division of International Paper.