Form 10-Q
period 1999-03-31
INTERNATIONAL PAPER CO /NEW/
filed 1999-05-17
CIK 51434

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999                  COMMISSION FILE NUMBER 1-3157

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


         Common stock outstanding on April 30, 1999: 307,881,775 shares.

                           INTERNATIONAL PAPER COMPANY
                                      INDEX


                                                                                                                PAGE NO.
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Statement of Earnings -
                        Three Months Ended March 31, 1999 and 1998                                                  1

                      Consolidated Balance Sheet -
                        March 31, 1999 and December 31, 1998                                                        2

                      Consolidated Statement of Cash Flows -
                        Three Months Ended March 31, 1999 and 1998                                                  3

                      Consolidated Statement of Common Shareholders' Equity -
                        Three Months Ended March 31, 1999 and 1998                                                  4

                      Notes to Consolidated Financial Statements                                                    5

Item 2.               Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                       12

Item 3.               Other Financial Information                                                                   18

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                             20

Item 2.               Changes in Securities                                                                         *

Item 3.               Defaults upon Senior Securities                                                               *

Item 4.               Submission of Matters to a Vote of Security Holders                                           21

Item 5.               Other Information                                                                             21

Item 6.               Exhibits and Reports on Form 8-K                                                              22

Signatures                                                                                                          22


* Omitted since no answer is called for, answer is in the negative or inapplicable.


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  --------------------------------------------
                                                                         1999                     1998
                                                                  -------------------      -------------------
NET SALES                                                       $             4,962       $            4,868
                                                                  -------------------      -------------------
COSTS AND EXPENSES
   Cost of products sold                                                      3,789                    3,655
   Selling and administrative expenses                                          378                      374
   Depreciation and amortization                                                307                      298
   Distribution expenses                                                        221                      224
   Taxes other than payroll and income taxes                                     45                       50
   Equity earnings from investment in Scitex                                     (1)                      (1)
                                                                  -------------------      -------------------
TOTAL COSTS AND EXPENSES                                                      4,739                    4,600
                                                                  -------------------      -------------------
EARNINGS BEFORE INTEREST, INCOME TAXES AND MINORITY INTEREST                    223                      268
   Interest expense, net                                                        114                      127
                                                                  -------------------      -------------------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                              109                      141
   Income tax provision                                                          33                       46
   Minority interest expense, net of taxes                                       32                       20
                                                                  -------------------      -------------------
NET EARNINGS                                                    $                44       $               75
                                                                  -------------------      -------------------
                                                                  -------------------      -------------------
EARNINGS PER COMMON SHARE                                       $               .14       $              .25
                                                                  -------------------      -------------------
                                                                  -------------------      -------------------
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                   $               .14       $              .25
                                                                  -------------------      -------------------
                                                                  -------------------      -------------------
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                                    307.0                    302.3
                                                                  -------------------      -------------------
                                                                  -------------------      -------------------
CASH DIVIDENDS PER COMMON SHARE                                 $               .25       $              .25
                                                                  -------------------      -------------------
                                                                  -------------------      -------------------


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                       MARCH 31,                  DECEMBER 31,
                                                                                          1999                        1998
                                                                                 --------------------       ----------------------
ASSETS
Current Assets
   Cash and temporary investments                                              $                403       $                  477
   Accounts and notes receivable, net                                                         2,562                        2,469
   Inventories                                                                                2,651                        2,719
   Other current assets                                                                         343                          345
                                                                                 --------------------       ----------------------
Total Current Assets                                                                          5,959                        6,010

Plants, Properties and Equipment, Net                                                        11,834                       12,079
Forestlands                                                                                   2,777                        2,795
Investments                                                                                   1,063                        1,075
Goodwill                                                                                      2,593                        2,625
Deferred Charges and Other Assets                                                             1,914                        1,772
                                                                                 --------------------       ----------------------
TOTAL ASSETS                                                                   $             26,140       $               26,356
                                                                                 --------------------       ----------------------
                                                                                 --------------------       ----------------------

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable and current maturities of long-term debt                      $              1,097       $                1,074
   Accounts payable                                                                           1,386                        1,525
   Accrued payroll and benefits                                                                 290                          304
   Other accrued liabilities                                                                    935                          733
                                                                                 --------------------       ----------------------
Total Current Liabilities                                                                     3,708                        3,636
                                                                                 --------------------       ----------------------
Long-Term Debt                                                                                6,380                        6,407
Deferred Income Taxes                                                                         2,849                        2,860
Other Liabilities                                                                             1,124                        1,138
Minority Interest                                                                             1,597                        1,608
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures                          1,805                        1,805
Common Shareholders' Equity
   Common stock, $1 par value, 1999 - 307.7 shares, 1998 - 307.7 shares                         308                          308
   Paid-in capital                                                                            3,874                        3,877
   Retained earnings                                                                          5,083                        5,116
   Accumulated other comprehensive income (loss)                                               (548)                        (375)
                                                                                 --------------------       ----------------------
                                                                                              8,717                        8,926
   Less: Common stock held in treasury, at cost, 1999 - 0.9 shares,
      1998 - 0.6 shares                                                                          40                           24
                                                                                 --------------------       ----------------------
Total Common Shareholders' Equity                                                             8,677                        8,902
                                                                                 --------------------       ----------------------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                              $             26,140       $               26,356
                                                                                 --------------------       ----------------------
                                                                                 --------------------       ----------------------


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                 --------------------------------------------
                                                                        1999                     1998
                                                                 -------------------      -------------------
OPERATING ACTIVITIES
   Net earnings                                                $                44       $               75
   Depreciation and amortization                                               307                      298
   Deferred income tax (benefit) provision                                     (16)                      20
   Payments related to restructuring and legal reserves                        (27)                     (18)
   Other, net                                                                   16                       (7)
   Changes in current assets and liabilities
      Accounts and notes receivable                                           (145)                     (51)
      Inventories                                                                1                      (15)
      Accounts payable and accrued liabilities                                  86                      (53)
      Other                                                                      3                      (22)
                                                                 -------------------      -------------------
CASH PROVIDED BY OPERATIONS                                                    269                      227
                                                                 -------------------      -------------------
INVESTMENT ACTIVITIES
   Invested in capital projects                                               (148)                    (206)
   Mergers and acquisitions, net of cash acquired                              (23)                    (156)
   Proceeds from divestitures                                                   16                       81
   Other                                                                       (22)                     (31)
                                                                 -------------------      -------------------
CASH USED FOR INVESTMENT ACTIVITIES                                           (177)                    (312)
                                                                 -------------------      -------------------
FINANCING ACTIVITIES
   Issuance of common stock                                                      6                       37
   Issuance of preferred securities by subsidiary                                                       170
   Issuance of debt                                                            390                       97
   Reduction of debt                                                          (399)                    (101)
   Change in bank overdrafts                                                   (41)                      53
   Dividends paid                                                              (77)                     (75)
   Other                                                                       (36)                      37
                                                                 -------------------      -------------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                              (157)                     218
                                                                 -------------------      -------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (9)                       3
                                                                 -------------------      -------------------
CHANGE IN CASH AND TEMPORARY INVESTMENTS                                       (74)                     136

CASH AND TEMPORARY INVESTMENTS
   Beginning of the period                                                     477                      398
                                                                 -------------------      -------------------
   End of the period                                           $               403       $              534
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------


The accompanying notes are an integral part of these financial statements.


                           INTERNATIONAL PAPER COMPANY
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                (IN MILLIONS, EXCEPT SHARE AMOUNTS IN THOUSANDS)


                       THREE MONTHS ENDED MARCH 31, 1999


                                                                             Accumulated                           Total
                                                                                Other                             Common
                               Common Stock Issued     Paid-in    Retained   Comprehensive     Treasury Stock   Shareholders'
                                Shares      Amount     Capital    Earnings   Income (Loss)     Shares   Amount     Equity
                                ------      ------     -------    --------   -------------     ------   ------     ------
BALANCE, DECEMBER 31, 1998      307,701       $308     $3,877      $5,116        ($375)          552       $24      $8,902
Issuance of stock for various
  plans                               4                    (3)                                  (245)      (11)          8
Repurchase of stock                                                                              620        27         (27)
Cash dividends - Common
  stock ($0.25 per share)                                             (77)                                             (77)
Comprehensive income (loss)
  Net earnings                                                         44                                               44
  Change in cumulative
      foreign currency
      translation adjustment                                                      (173)                               (173)
                                                                                                                    ------
Total comprehensive
  income (loss)                                                                                                       (129)
                                -------       ----     ------     ------      --------          ----       ---      ------
BALANCE, MARCH 31, 1999         307,705       $308     $3,874     $5,083         ($548)          927       $40      $8,677
                                -------       ----     ------     ------      --------          ----       ---      ------
                                -------       ----     ------     ------      --------          ----       ---      ------






                        THREE MONTHS ENDED MARCH 31, 1998

                                                                             Accumulated                           Total
                                                                                Other                             Common
                               Common Stock Issued     Paid-in    Retained   Comprehensive     Treasury Stock   Shareholders'
                                Shares      Amount     Capital    Earnings   Income (Loss)     Shares   Amount     Equity
                                ------      ------     -------    --------   -------------     ------   ------  ------------
BALANCE, DECEMBER 31, 1997      302,910        $303     $3,654     $5,186       ($396)           726        $37     $8,710
Issuance of stock for various
  plans                              34                     (7)                                 (957)       (46)        39
Repurchase of stock                                                                              610         28        (28)
Cash dividends - Common
  stock ($0.25 per share)                                             (75)                                             (75)
Comprehensive income (loss)
   Net earnings                                                        75                                               75
   Realized foreign currency
      translation adjustment
      related to divestitures                                                      11                                   11
   Change in cumulative
      foreign  currency
      translation adjustment                                                      (90)                                 (90)
                                                                                                                 ---------

Total comprehensive
  income (loss)                                                                                                         (4)
                               ---------   --------    --------   ---------    ------      -------    -------     --------
BALANCE, MARCH 31, 1998         302,944        $303      $3,647      $5,186     ($475)         379        $19       $8,642
                               ---------   --------    --------   ---------    ------     --------    -------    ---------
                               ---------   --------    --------   ---------    ------     --------    -------    ---------


The accompanying notes are an integral part of these financial statements

                           INTERNATIONAL PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998, which has previously been filed with the Commission.

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




                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     -----------------------------------
IN MILLIONS                                                               1999                1998
-----------                                                        ---------------     ---------------
NET EARNINGS                                                       $            44     $            75
Effect of dilutive securities
   Preferred securities of subsidiary trust
                                                                     ---------------     ---------------
NET EARNINGS - ASSUMING DILUTION                                   $            44     $            75
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
AVERAGE COMMON SHARES OUTSTANDING                                            307.0               302.3
Effect of dilutive securities
   Long-term incentive plan deferred compensation                             (1.2)               (0.9)
   Stock options                                                               0.5                 1.8
   Preferred securities of subsidiary trust
                                                                     ---------------     ---------------
AVERAGE COMMON SHARES OUTSTANDING - ASSUMING DILUTION                        306.3               303.2
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
EARNINGS PER COMMON SHARE                                          $          0.14     $          0.25
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                      $          0.14     $          0.25
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------




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

     In July 1998, International Paper acquired the Zellerbach distribution business from the Mead Corporation for approximately $261 million in cash. Zellerbach has been integrated into XPEDX, the Company's distribution business.

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

     In February 1998, the Company entered into a joint venture with Olmuksa in Turkey for the manufacture of containerboard and corrugated boxes for markets in Turkey and surrounding countries. Also in February 1998, Carter Holt Harvey and International Paper jointly acquired Australia-based Continental Cup. This acquisition has allowed Carter Holt Harvey and International Paper's Foodservice Division to offer a full line of foodservice products in the Australian and New Zealand markets.

     All of the acquisitions completed in 1998 were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

4. In March 1998, IP Forest Resources Company, a wholly-owned subsidiary of International Paper, in accordance with the IP Timberlands, Ltd. partnership agreement, purchased all of the 7,299,500 publicly traded Class A Depositary Units of IP Timberlands, Ltd. for a cash purchase price of $13.6325 per unit.

5. In September 1998, the Company completed the last in a series of five transactions relating to the sale of a subsidiary partnership interest in approximately 175,000 acres of forestlands in Pennsylvania and New York. The third quarter 1998 transaction resulted in a gain of approximately $37 million before taxes. A similar transaction was completed in each of the previous four quarters.

6. In September 1998, International Paper Capital Trust III issued $805 million of International Paper-obligated mandatorily redeemable preferred securities. International Paper Capital Trust III is a wholly-owned consolidated subsidiary of International Paper and its sole assets are International Paper 7 7/8% debentures. The obligations of International Paper Capital Trust III related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are mandatorily redeemable on December 1, 2038.

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

     Distributions paid under all of the Company's subsidiary preferred securities were $42 million and $6 million for the 1999 and 1998 first quarters, respectively.

7. The following table shows the impact of special items on 1998 pre-tax earnings by quarter:


                                                                    QUARTER
                                             -------------------------------------------------------
IN MILLIONS                                   FIRST          SECOND         THIRD         FOURTH           YEAR
-----------                                  ---------- --------------- ------------- --------------  ---------------
PRE-TAX EARNINGS BEFORE SPECIAL CHARGES      $     141     $   146     $     116     $      118      $        521
Reversals of reserves no longer required                                      45             38                83
Gain on sale of Veratec business                                              20                               20
Oil and gas impairment charges                                               (55)           (56)             (111)
Restructuring charges and write-off of
   acquired in-process research and
   development costs by Scitex                                  (6)          (10)                             (16)
Restructuring and other charges                                             (105)                            (105)
                                             ----------   -----------  ----------    -----------     ------------
PRE-TAX EARNINGS AFTER SPECIAL CHARGES       $     141     $   140     $      11     $      100      $        392
                                             ----------   -----------  ----------    -----------     ------------
                                             ----------   -----------  ----------    -----------     ------------


     In June 1998, a $6 million pre-tax charge ($4 million after taxes) was recorded to write off in-process research and development costs related to an acquisition by Scitex, an investee company owned approximately 13% by International Paper.

     During the 1998 third quarter the Company recorded special items resulting in a pre-tax charge of $105 million ($56 million after taxes and minority interest). These items included a $45 million pre-tax gain ($27 million after taxes) for the reversal of previously established reserves that were no longer required and a $20 million pre-tax gain ($12 million after taxes) from the sale of the Veratec nonwovens business. The Company also recorded a $55 million pre-tax charge ($33 million after taxes) to write down the value of its oil and gas assets. This write-down was made in accordance with the Securities and Exchange Commission's regulation that companies that use the full-cost method of accounting for oil and gas activities perform a ceiling test on a quarterly basis. Also during the third quarter, the Company recorded restructuring and other charges of $105 million ($56 million after taxes and minority interest) consisting of $56 million of asset write-downs and $49 million of severance costs and $10 million ($6 million after taxes) which represents International Paper's share of a restructuring reserve taken by Scitex to exit its digital video business.

     In December, the Company recorded a pre-tax charge of $56 million
     ($35 million after taxes) for the further impairment of its oil and gas assets due to declining prices. After further analysis of previously established reserves, an additional $38 million ($23 million after taxes) was returned to earnings in the fourth quarter of 1998.

     A full discussion of these charges is included in the Company's 1998 Annual Report filed on Form 10-K.

     The following table is a roll forward of the severance costs included in the 1998 restructuring plan:


  IN MILLIONS                                         SEVERANCE
  -----------                                     -------------------

  Opening balance - third quarter 1998       $                 49
  Cash charges - fourth quarter 1998                          (11)
                                                -------------------
  Balance, December 31, 1998                                   38
  Cash charges - first quarter 1999                           (18)
                                                -------------------
  Balance, March 31, 1999                    $                 20
                                                -------------------
                                                -------------------


     The severance reserve recorded in the 1998 third quarter is related to 1,968 employees. At December 31, 1998, 945 employees had been terminated. At March 31, 1999, 1,765 employees had been terminated. We anticipate that substantially all of the remaining reserve will be utilized by December 31, 1999.

     In June 1997, a $535 million pre-tax business improvement charge ($385 million after taxes) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. The charge included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses and $95 million for severance and other expenses. The severance charge was based on a head count reduction of 3,015 employees. At December 31, 1998, 2,446 employees had been terminated. At March 31, 1999, 2,549 employees had been terminated. A full discussion of this reserve is included in the Company's 1998 Annual Report filed on Form 10-K.

     The following table is a roll forward of the severance and other costs included in the 1997 restructuring plan:


                                                      SEVERANCE
IN MILLIONS                                           AND OTHER
-----------                                      -------------------
Opening balance - second quarter 1997       $                  95
1997 Activity
   Asset write-downs                                          (18)
   Cash charges                                               (15)
                                                -------------------
Balance, December 31, 1997                                     62

1998 Activity
   Asset write-downs                                           (4)
   Reserve reversals                                           (9)
   Cash charges                                               (40)
                                                -------------------
Balance, December 31, 1998                                      9

1999 Activity
   Cash charges                                                (2)
                                                -------------------
Balance, March 31, 1999                     $                   7
                                                -------------------
                                                -------------------


8. Inventories by major category include:


                                                   MARCH 31,                DECEMBER 31,
IN MILLIONS                                          1999                      1998
-----------                                      -------------           ---------------
Raw materials                                        $     430               $       466
Finished pulp, paper and packaging products              1,487                     1,536
Finished lumber and panel products                         174                       169
Operating supplies                                         394                       402
Other                                                      166                       146
                                                 -------------               -----------
   TOTAL                                             $   2,651               $     2,719
                                                 -------------               -----------
                                                 -------------               -----------


9. Interest payments made during the three month periods ended March 31, 1999 and 1998 were $97 million and $149 million, respectively. Capitalized net interest costs were less than $1 million for the quarter ended March 31, 1999. The Company capitalized net interest costs of $12 million for the 1998 first quarter. Total interest expense was $133 million for the 1999 first quarter and $150 million for the 1998 first quarter. The Company received a net income tax refund of $11 million during the 1999 first quarter and made a net payment of $38 million during the first quarter of 1998.

10. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $194 million and $280 million at March 31, 1999 and December 31, 1998, respectively.

11. Accumulated depreciation was $10.7 billion at March 31, 1999 and $10.6 billion at December 31, 1998. The allowance for doubtful accounts was $99 million at March 31, 1999 and $97 million at December 31, 1998.

12. The Company's equity investments consist primarily of Scitex and Carter Holt Harvey's 30% ownership in COPEC, which it holds through a joint venture. Both Scitex and COPEC are publicly traded companies. At March 31, 1999, the carrying amounts of these investments and their market values based on the closing per share amounts were as follows:


IN MILLIONS                                        SCITEX                 COPEC
-----------                                   -----------------     -----------------
Carrying amount                             $              31     $             865
Market value                                $              55     $           1,165



     For various reasons, the market values on the closing per share amount may be higher or lower than the amount that could be realized if these investments were sold.

13. The Company uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments which do not qualify for hedge accounting treatment are recognized in earnings.

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

14. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for
     Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company has not yet quantified the impact of adopting the Statement on its consolidated financial statements and has not determined the timing of or method of the adoption. However, adoption of the provisions of the Statement could increase volatility in earnings and other comprehensive income.

15. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

16. On November 24, 1998, the Company announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders have received 1.4852 International Paper common shares for each Union Camp share held. The exchange ratio was calculated based on an average closing price of International Paper of $47.80625 per share. The average closing price of International Paper common shares was determined from ten randomly selected days during the 20 trading day period from March 26 through April 23. Based on this exchange ratio and International Paper's closing price on April 28 of $57.375 per share, the equity value of the transaction is approximately $6.3 billion, or $85.21 per Union Camp share. The total value of the transaction, including the assumption of debt, is approximately $7.9 billion.

     International Paper will issue approximately 110 million shares for approximately 74 million Union Camp shares, including options. On a proforma basis, assuming dilution, approximately 417 million shares of International Paper will be outstanding after the merger is completed. Union Camp shareowners will own 26.3 percent of International Paper after the merger. The merger will be accounted for as a pooling of interests.

     On April 30, 1999, International Paper shareholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized common shares from 400,000,000 to 1,000,000,000. The authorized shares were increased to fulfill the requirements of the merger and for general corporate purposes.

     On April 30, 1999, Carter Holt Harvey, a subsidiary of International Paper, announced the acquisition of the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's first quarter 1999 net sales were $5.0 billion, even with 1998 fourth quarter and slightly ahead of 1998 first quarter net sales of $4.9 billion.

First quarter 1999 earnings were $44 million or $.14 per share compared with net earnings of $66 million or $.21 per share before special items in the 1998 fourth quarter and $75 million or $.25 per share in the 1998 first quarter. Fourth quarter 1998 net earnings were $54 million or $.17 per share after a non-cash charge for impairment of oil and gas properties of $35 million after taxes, or $.11 per share, and a non-cash credit of $23 million, or $.07 per share, from the reversal of previously established restructuring reserves that were no longer needed.

First quarter 1999 operating profit declined by $35 million to $245 million from the 1998 first quarter's $280 million. Lower prices for most of our paper and board products reduced operating profit by about $190 million. This was largely offset by lower manufacturing and raw material costs amounting to $120 million and better results in the Forest Products segment.

After a slow start, market conditions improved and each of the business segments performed considerably better in the latter part of the quarter. Price increases in U.S. Printing Papers, containerboard, and wood products were in place by the end of the first quarter and these favorable conditions are continuing into the second quarter.

U.S. and European Papers 1999 first quarter net sales of $1.2 billion were down from $1.3 billion in the 1998 first quarter and even with the 1998 fourth quarter. Operating profit for the 1999 first quarter was $10 million, up from break even in the 1998 fourth quarter and down from $70 million in the 1998 first quarter. The increase in earnings from the previous quarter is due to high sales volumes and lower costs at our U.S. mills. U.S. Papers earnings increased about 65 percent over the previous quarter. Although U.S. Pulp posted a loss in the 1999 first quarter, there was an improvement of about 25 percent from the 1998 fourth quarter. The decrease in earnings from the 1998 first quarter is primarily due to sharply lower prices. Compared to the 1998 first quarter, U.S. Papers earnings were down about 60 percent while U.S. Pulp earnings were down approximately 50 percent and European Papers results declined 83 percent.

Industrial and Consumer Packaging 1999 first quarter net sales were $1.1 billion, about even with the 1998 fourth and first quarters. First quarter 1999 operating profit of $45 million was even with the previous quarter and down from the first quarter 1998 operating profit of $55 million. Consumer Packaging earnings were about 18 percent lower than the previous quarter due to a weaker mix while Industrial Packaging results were about twice as much as the previous quarter due to increased volumes and lower prices. As compared to the 1998 first quarter, a 12 percent increase in earnings in Consumer Packaging was more than offset by a 67 percent decline in Industrial Packaging earnings due to a decrease in prices.

Distribution 1999 first quarter net sales of $1.5 billion were below 1998 fourth quarter of $1.6 billion but ahead of the 1998 first quarter of $1.2 billion. The increase in sales over the 1998 first quarter is mainly due to the acquisition of Zellerbach. Operating profit was $20 million for the 1999 first quarter compared to $25 million in the 1998 fourth quarter and $15 million in the 1998 first quarter. Compared to the 1998 fourth quarter, current quarter results reflect seasonal reductions in sales volume levels. The increase from the 1998 first quarter is primarily attributable to the Zellerbach acquisition as well as to programs to improve margins.

Specialty Products 1999 first quarter net sales of $310 million were even with the 1998 fourth quarter and down 10 percent from the 1998 first quarter. In general, market conditions were slow as we entered the year and gained momentum as the quarter progressed. First quarter operating profit was $20 million, a reduction of about 30 percent from the 1998 fourth quarter, and 45 percent lower than the 1998 first quarter. Industrial Papers showed a five-fold earnings improvement from the 1998 fourth quarter as a result of downtime taken in the fourth quarter to balance inventories with demand. This improvement was not enough to offset lower oil and gas prices and lower sales in our Chemical business. Our cost reduction efforts across these businesses are showing results particularly in our Fine Papers business, which had a 60 percent earnings improvement compared to the 1998 first quarter. Lower prices across the remaining businesses have more than offset our realized cost reductions and are the principal cause for the lower earnings performance versus the 1998 first quarter.

Forest Products 1999 first quarter net sales were $685 million compared with $670 million in the 1998 fourth quarter and $615 million in the 1998 first quarter. Operating profit of $150 million for the 1999 first quarter was down from $160 million in the 1998 fourth quarter but ahead of the $100 million in the 1998 first quarter. Building Materials' earnings more than doubled over the previous quarter. However, this improvement was offset by lower earnings in Forest Resources, which had near record earnings in the fourth quarter. Strong sales prices in Wood Products combined with favorable wood costs were the drivers behind the increased earnings from 1998 fourth quarter. From the 1998 first quarter, Wood Products results improved sharply and contributed about one half of the segments increase. Masonite and Decorative Products earnings improved about 20 percent in the current quarter compared to the 1998 first quarter. Forest Resources results in the current quarter were about equal to the 1998 first quarter, before a large timber sale in the 1999 first quarter and a gain from the sale of a partnership interest in the 1998 first quarter, as higher harvest volumes offset the effect of lower stumpage prices for both sawtimber and pulpwood.

Carter Holt Harvey reported net sales of $365 million in the 1999 first quarter compared with $380 million in the 1998 fourth quarter and $415 million in the 1998 first quarter. First quarter 1999 operating profit for Carter Holt Harvey was breakeven, down from $5 million in the 1998 fourth and first quarters. Compared to the 1998 first quarter, the current quarter results reflect improvements in Packaging due mainly to acquisitions. This improvement was offset by price declines in the Wood Products, Pulp, Paper and Tissue and Packaging businesses. Pulp, Paper and Tissue also experienced a decrease in volumes from the 1998 first quarter. Pulp, Paper and Tissue was the main driver of the decrease in earnings from the 1998 fourth quarter. A price improvement for pulp and linerboard was more than offset by a decline in volumes.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ends March 31 versus our calendar year, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested, COPEC and start-up costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $269 million for the 1999 first quarter compared with $227 million in the 1998 first quarter. Lower earnings for the 1999 first quarter were offset by decreased working capital requirements. Working capital on a cash flow basis increased $55 million during the first quarter of 1999 compared with an increase of $141 million for the first quarter of 1998.

Investments in capital projects totaled $148 million for the 1999 first quarter compared to the $206 million spent in the 1998 first quarter. The decrease is consistent with the Company's plan to decrease capital spending in 1999.

Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund expected capital expenditures. Capital expenditures for 1999 are anticipated to be below expected 1999 depreciation expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 1999 and 1998 first quarters include a $9 million and $4 million net reduction in primarily short-term debt, respectively. During the 1998 first quarter, $170 million of 7.005% preferred securities were issued by a subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are classified in the consolidated balance sheet as a minority interest liability and the dividend payments are included in minority interest expense.

Common stock dividend payments were $77 million or $.25 per common share for the 1999 first quarter, even with the prior-year period on a per share basis.

MERGERS AND ACQUISITIONS

On November 24, 1998, the Company announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders have received
1.4852 International Paper common shares for each Union Camp share held. The exchange ratio was calculated based on an average closing price of International Paper of $47.80625 per share. The average closing price of International Paper common shares was determined from ten randomly selected days during the 20 trading day period from March 26 through April 23. Based on this exchange ratio and International Paper's closing price on April 28 of $57.375 per share, the equity value of the transaction is approximately $6.3 billion, or $85.21 per Union Camp share. The total value of the transaction, including the assumption of debt, is approximately $7.9 billion.

International Paper will issue approximately 110 million shares for approximately 74 million Union Camp shares, including options. On a proforma basis, assuming dilution, approximately 417 million shares of International Paper will be outstanding after the merger is completed. Union Camp shareowners will own 26.3 percent of International Paper after the merger.

The merger will be accounted for as a pooling of interests. The merger is expected to result in at least $300 million in annual cost savings by the end of the year 2000 through a combination of reductions in overhead, process improvements, facility rationalization, purchasing and logistics savings. We expect that there will be significant one-time costs in 1999 associated with the merger. These include the direct expenses to effect the merger, which are estimated to be just under $50 million, and those charges, primarily severance, associated with actions to be taken to achieve the cost savings.

RESTRUCTURING AND SPECIAL ITEMS

There were no restructuring charges or special items recorded during the 1999 first quarter. However, we continually evaluate our operations for improvement. When any such plans are finalized we may incur costs or charges in future periods related to the implementation of any such plans. During 1999, up to $20 million in severance costs may be required to implement the next phase of the U.S. Papers program to improve the cost position of its mills. Additional operations are under active review.

OTHER

Interest expense decreased from $150 million for the first quarter of 1998 to $133 million in the 1999 first quarter. During 1998 about $1.5 billion of preferred securities of subsidiaries were issued and debt was reduced by approximately $1.8 billion. The distributions of the preferred securities are included in minority interest expense. This decrease in debt was the primary reason for the decline in interest expense from the 1998 first quarter. Lower capitalized interest partially offset the decline.

Minority interest expense for the 1999 first quarter increased due to increased expense related to preferred securities partially offset by lower earnings at Carter Holt Harvey, which is owned approximately 50.1% by International Paper.

The effective income tax rate for the 1999 first quarter declined to 30% from 33% in the 1998 first quarter primarily due to changes in the mix of estimated annual earnings. The fourth quarter 1998 rate of 16%, included adjustments to lower the full year 1998 rate to 25%. The adjustments were a result of the impact of state tax credits, changes in the geographic mix of overall taxable earnings, and permanent tax benefits on sales of non-U.S. businesses and non-strategic timberland assets.

YEAR 2000 READINESS

The Year 2000 problem concerns the inability of systems to properly recognize and process date-sensitive information beyond January 1, 2000.

We have a program in place to ensure that we can operate without a material disruption to our business up to and through the year 2000 with a targeted completion date of June 30, 1999. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems. It also includes readiness assessment of significant vendors and customers, and contingency planning.

Some systems will be addressed after June 1999 for practical business reasons. These exceptions are few in number and do not present major risks to the continued operation of the Company. Examples include:

     - There were replacement projects initiated before the Year 2000 plan was developed which will be kept on schedule to avoid disruption and additional cost. While these projects solve some of our Year 2000 problems, their implementation was driven by efficiency considerations and would have been conducted irrespective of the Year 2000 plan.

     - Some systems will be remediated during normal facility maintenance shut-downs scheduled after June 30, 1999, because this is the most feasible time to complete the work.

     - There are cases where system remediation is resolved through workarounds that cannot be scheduled before late 1999. An example would be shutting a system down on December 31, 1999, and restarting it on January 1, 2000.

The Company has adopted a 9-step process toward Year 2000 readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts); (4) detailed assessment (identification of where failures may occur, solutions and workarounds, and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning;
(7) test execution (some manufacturing systems require scheduling of equipment downtime); (8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). The first 4 steps, planning and awareness, inventory, triage and detailed assessment, are largely complete. Steps 5 through 9 were approximately 25% complete at the end of 1998. We reached 75% at the end of March 1999 and expect to complete these efforts by the end of June 1999.

Our estimate of the incremental Year 2000-related costs remains at $100 million exclusive of software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems. Spending through March 1999 was $39 million. Work efforts and costs associated with addressing these issues are becoming more efficient as we near completion. While it is possible that our spending will be less than the $100 million reflected earlier; sufficient information is not available to revise our estimate at this time. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

We are utilizing internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non compliant software and hardware will be replaced.

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

We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence. We are, however, monitoring the status of our customers through discussions and correspondence as a means of determining risks and alternatives. We believe that no individual customer is material to our total business. None of our larger customers are significant as defined by the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Our manufacturing facilities (mills and converting plants) rely on control systems that include production monitoring, power, emissions and safety. The pulp and paper mills operated by the Company utilize various complex control systems to monitor and regulate power, emissions and production operations. Failure to identify, correct and test Year 2000-sensitive systems at any one of these facilities could result in manufacturing interruptions, possible environmental contamination or safety hazards. Annual sales for our larger U.S. mills range from approximately $100 million to $500 million at each site.

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

We also rely on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event that one of these systems was not corrected, our ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, we may not be able to properly apply payments to customer balances or correctly determine cash balances. Centrally controlled administrative applications are approximately 81% complete, with the remainder in the process of code correction or testing. Various non-centrally controlled systems are also utilized by our businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

As mentioned previously, the merger between International Paper and Union Camp Corporation was approved on April 30, 1999. Like International Paper, Union Camp is well underway in their Year 2000 project plan. Their targeted date for completion is September 30, 1999. The following is an update to Union Camp's Year 2000 readiness program provided at year end 1998. As of March 31, 1999, 50% of their business systems and 78% of process control systems are in compliance. To date, Union Camp has spent $5 million on the Year 2000 project. The project budget is $15 million. Union Camp expects to have contingency plans completed by September 30, 1999, to mitigate the effects of the company's or significant supplier's failure to remediate the Year 2000 problem in a timely manner.

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

ITEM 3. OTHER FINANCIAL INFORMATION

                    FINANCIAL INFORMATION BY INDUSTRY SEGMENT
                                   (UNAUDITED)
                                  (IN MILLIONS)

NET SALES BY INDUSTRY SEGMENT


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                   -----------------------------------------
                                                          1999                   1998
                                                   ------------------     ------------------
U.S. and European Papers                         $            1,235     $            1,325
Industrial and Consumer Packaging                             1,100                  1,100
Distribution                                                  1,530                  1,225
Specialty Products                                              310                    345
Forest Products                                                 685                    615
Carter Holt Harvey                                              365                    415
Corporate and Intersegment Sales (1)                           (263)                  (157)
                                                   ------------------     ------------------
NET SALES                                        $            4,962     $            4,868
                                                   ------------------     ------------------
                                                   ------------------     ------------------


OPERATING PROFIT BY INDUSTRY SEGMENT


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                   -----------------------------------------
                                                          1999                   1998
                                                   ------------------     ------------------
U.S. and European Papers                         $               10     $               70
Industrial and Consumer Packaging                                45                     55
Distribution                                                     20                     15
Specialty Products                                               20                     35
Forest Products                                                 150                    100
Carter Holt Harvey (2)                                                                   5
                                                   ------------------     ------------------
OPERATING PROFIT                                                245                    280
Interest Expense, Net                                          (114)                  (127)
Minority Interest Adjustment                                      4                     16
Corporate Items, Net (1) (3)                                    (26)                   (28)
                                                   ------------------     ------------------
EARNINGS BEFORE INCOME TAXES
   AND MINORITY INTEREST                         $              109     $              141
                                                   ------------------     ------------------
                                                   ------------------     ------------------



(1)  Includes results from operations that were disposed of in 1998 and 1997.

(2) Includes equity earnings (in millions) of $1 in 1999 and $5 in 1998. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.

(3) Includes goodwill amortization related to Federal Paper Board of $10 million in 1999 and 1998.


PRODUCTION BY PRODUCT
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                               -------------------------------------------
                                                                       1999                   1998
                                                               --------------------   --------------------
Printing Papers (In thousands of tons)
   White Papers and Bristols                                                  938                    990
   Coated Papers                                                              316                    332
   Market Pulp (a)                                                            486                    512
   Newsprint                                                                   23                     24
Packaging (In thousands of tons)
   Containerboard                                                             691                    709
   Bleached Packaging Board                                                   550                    521
   Industrial Papers                                                          160                    161
   Industrial and Consumer Packaging (b)                                      950                    782
Specialty Products (In thousands of tons)
   Tissue                                                                      42                     35
Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (c)                                          419                    360
   Lumber (board feet)                                                        642                    529
   MDF (sq. ft. 3/4" - basis)                                                  23                     48
   Particleboard (sq. ft. 3/4" - basis)                                        46                     47





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

MASONITE LITIGATION

Three nationwide class action lawsuits filed against the Company have been settled.

The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. Final approval of the settlement was granted by the court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling fifteen percent of the settlement amounts paid to class members, with a nonrefundable advance of $47.5 million plus $2.5 million in costs.

The second suit made similar allegations with regard to Omniwood siding manufactured by Masonite ( the "Omniwood Lawsuit"). The class consists of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999. The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (the "Woodruf lawsuit"). The class consists of all U.S. property owners on which Masonite Woodruf roofing has been incorporated and installed from January 1, 1980 to January 6, 1999.

Final approval of the settlements of the Omniwood and Woodruf lawsuits was granted by the Court on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provides for payment of attorneys' fees equaling thirteen percent of the settlement amounts paid to class members with a nonrefundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

While the total cost of these three settlements is not presently known with certainty, the Company believes its reserves, totaling $122 million at March 31, 1999, are adequate to cover any amounts to be paid and that these settlements will not have a material adverse effect on its consolidated financial position or results of operations. The reserve balance is net of $58 million of expected insurance recoveries (apart from the insurance recoveries to date). Through March 31, 1999, settlement payments of $98 million, including the $49 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $19 million from our insurance carriers through March 31, 1999. The Company and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

OTHER LITIGATION

On April 19, 1999, the Franklin, Virginia mill received a Notice of Violation ("NOV") from the U.S. Environmental Protection Agency ("EPA"), Region 3 in Philadelphia, and subsequently an NOV from the Commonwealth of Virginia alleging that the mill violated the Prevention of Significant Deterioration ("PSD") regulations. The Franklin mill was owned by Union Camp Corporation at that time and was one of seven paper mills in Region 3 from different companies which received similar notices of violation. Union Camp merged with the Company on April 30, 1999 and the Company has entered into negotiations with the EPA and the Commonwealth of Virginia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the common stock of the Company was held on April 30, 1999. The shareholders voted on, and the results of that vote are as follows:

a) Approval of the issuance of shares of common stock, par value $1.00 per share, of International Paper to stockholders of Union Camp Corporation pursuant to the Agreement and Plan of Merger dated as of November 24, 1998, among Union Camp, a Virginia corporation, International Paper and Maple Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of International Paper.

     For:                  Against:         Abstentions:

     223,356,454           2,310,804        1,590,156


b) Approval of an amendment to International Paper's restated certificate of incorporation increasing the number of authorized International Paper common stock, par value $1.00 per share, from 400,000,000 to 1,000,000,000 shares as contemplated by the merger agreement.


     For:                  Against:         Abstentions:

     219,139,555           5,402,991        2,714,867


ITEM 5.   OTHER INFORMATION

The Company announced the following changes in senior management:

Charles Greiner, formerly of Union Camp Corporation, became Senior Vice President-U.S. Papers as of May 4, 1999.

Jerry N. Carter, formerly of Union Camp Corporation, became Senior Vice President-Human Resources as of May 4, 1999.

John V. Faraci, formerly Chief Executive Officer and Managing Director of Carter Holt Harvey, will become Senior Vice President and Chief Financial Officer as of June 1, 1999; he will have corporate-level responsibility for Carter Holt Harvey.

Marianne M. Parrs, current Executive Vice President-Administration and Chief Financial Officer, will continue, effective June 1, 1999, as Executive Vice President with responsibility for the Information Technology and Human Resources functions and will assume additional responsibilities in accelerating performance improvement in the Company's business and service groups and in the completion of the integration with Union Camp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



       (a)      Exhibits

                (11) Statement of Computation of Per Share Earnings
                (12) Computation of Ratio of Earnings to Fixed Charges
                (27) Financial Data Schedule


       (b)      Reports on Form 8-K
                Reports on Form 8-K were filed January 5, March 11, April 16, and May 14, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTERNATIONAL PAPER COMPANY
                                  (REGISTRANT)


         Date:  May 17, 1999            By /S/ MARIANNE M. PARRS
                                           ---------------------
                                           Marianne M. Parrs
                                           Executive Vice President -
                                           Administration and Chief Financial
                                           Officer



         Date:  May 17, 1999            By /S/ ANDREW R. LESSIN
                                           --------------------
                                           Andrew R. Lessin
                                           Vice President and Controller and
                                           Chief Accounting Officer