Form 10-Q
period 1999-06-30
INTERNATIONAL PAPER CO /NEW/
filed 1999-08-16
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   ------------------------------------------

    For Quarter Ended June 30, 1999              Commission file number 1-3157

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

         Common stock outstanding on July 31, 1999: 413,591,056 shares.

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Statement of Earnings -
             Three Months and Six Months Ended June 30, 1999 and 1998     1

           Consolidated Balance Sheet -
             June 30, 1999 and December 31, 1998                          2

           Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 1999 and 1998                      3

           Consolidated Statement of Common Shareholders' Equity -
             Six Months Ended June 30, 1999 and 1998                    4 - 5

           Notes to Consolidated Financial Statements                   6 - 15

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      16 - 24

Item 3.    Other Financial Information                                 25 - 26

PART II.   Other Information

Item 1.    Legal Proceedings                                           27 - 28

Item 2.    Changes in Securities                                          *

Item 3.    Defaults upon Senior Securities                                *

Item 4.    Submission of Matters to a Vote of Security Holders            *

Item 5.    Other Information                                             28

Item 6.    Exhibits and Reports on Form 8-K                              29

Signatures                                                               29

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                            Three Months Ended       Six Months Ended
                                                                                 June 30,                June 30,
                                                                           --------------------    --------------------
                                                                             1999        1998        1999        1998
                                                                           --------    --------    --------    --------
Net Sales                                                                  $  5,996    $  5,833    $ 12,028    $ 11,839
                                                                           --------    --------    --------    --------
Costs and Expenses
   Cost of products sold                                                      4,420       4,324       8,996       8,772
   Selling and administrative expenses                                          549         496       1,053         994
   Depreciation and amortization                                                374         367         757         740
   Distribution expenses                                                        277         253         553         535
   Taxes other than payroll and income taxes                                     57          60         114         123
   Restructuring and other charges                                              113                     113
   Write-off of in-process research and
      development costs acquired by an investee company                                       6                       6
   Merger integration costs                                                     157                     157
   Equity earnings from investment in Scitex                                     (2)                     (3)         (1)
                                                                           --------    --------    --------    --------
Total Costs and Expenses                                                      5,945       5,506      11,740      11,169
                                                                           --------    --------    --------    --------
   Reversal of reserves no longer required                                       36                      36
                                                                           --------    --------    --------    --------
Earnings Before Interest, Income Taxes, Minority
   Interest and Extraordinary Item                                               87         327         324         670
   Interest expense, net                                                        123         156         266         314
                                                                           --------    --------    --------    --------
Earnings (Loss) Before Income Taxes, Minority
   Interest and Extraordinary Item                                              (36)        171          58         356

   Income tax provision (benefit)                                               (18)         49          10         112
   Minority interest expense, net of taxes                                       40          19          74          41
                                                                           --------    --------    --------    --------
Earnings (Loss) Before Extraordinary Item                                       (58)        103         (26)        203
   Loss on extinguishment of debt, net of taxes                                 (13)                    (13)
                                                                           --------    --------    --------    --------
Net Earnings (Loss)                                                        $    (71)   $    103    $    (39)   $    203
                                                                           ========    ========    ========    ========
Earnings (Loss) Per Common Share Before Extraordinary Item                 $  (0.14)   $   0.25    $  (0.06)   $   0.50
Earnings (Loss) Per Common Share - Extraordinary Item                         (0.03)                  (0.03)
                                                                           --------    --------    --------    --------
Earnings (Loss) Per Common Share                                           $  (0.17)   $   0.25    $  (0.09)   $   0.50
                                                                           ========    ========    ========    ========
Earnings (Loss) Per Common Share - Assuming Dilution                       $  (0.17)   $   0.25    $  (0.09)   $   0.49
                                                                           ========    ========    ========    ========
Average Shares of Common Stock Outstanding                                    413.0       411.8       412.5       409.6
                                                                           ========    ========    ========    ========
Cash Dividends Per Common Share                                            $   0.25    $   0.26    $   0.51    $   0.52
                                                                           ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                                         June 30,            December 31,
                                                                                           1999                 1998
                                                                                         --------             --------
Assets
Current Assets
   Cash and temporary investments                                                        $    624             $    533
   Accounts and notes receivable, net                                                       3,119                3,018
   Inventories                                                                              3,078                3,211
   Other current assets                                                                       380                  378
                                                                                         --------             --------
Total Current Assets                                                                        7,201                7,140
Plants, Properties and Equipment, Net                                                      14,749               15,328
Forestlands                                                                                 3,077                3,093
Investments                                                                                 1,100                1,147
Goodwill                                                                                    2,658                2,699
Deferred Charges and Other Assets                                                           2,027                1,932
                                                                                         --------             --------
Total Assets                                                                             $ 30,812             $ 31,339
                                                                                         ========             ========
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                                $  1,526             $  1,418
   Accounts payable                                                                         1,605                1,808
   Accrued payroll and benefits                                                               362                  370
   Other accrued liabilities                                                                1,134                  841
                                                                                         --------             --------
Total Current Liabilities                                                                   4,627                4,437
                                                                                         --------             --------
Long-Term Debt                                                                              7,615                7,697
Deferred Income Taxes                                                                       3,396                3,601
Other Liabilities                                                                           1,288                1,321
Minority Interest                                                                           1,683                1,720
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures                        1,805                1,805
Common Shareholders' Equity
   Common stock, $1 par value, 1999 - 413.2 shares, 1998 - 413.2 shares                       413                  413
   Paid-in capital                                                                          3,997                3,896
   Retained earnings                                                                        6,617                6,868
   Accumulated other comprehensive income (loss)                                             (620)                (395)
                                                                                         --------             --------
                                                                                           10,407               10,782
   Less: Common stock held in treasury, at cost, 1999 - 0.1 shares,
      1998 - 0.6 shares                                                                         9                   24
                                                                                         --------             --------
Total Common Shareholders' Equity                                                          10,398               10,758
                                                                                         --------             --------
Total Liabilities and Common Shareholders' Equity                                        $ 30,812             $ 31,339
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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                       1999                     1998
                                                                                   -------------           -------------
Operating Activities
   Net earnings (loss)                                                             $         (39)          $         203
   Depreciation and amortization                                                             757                     740
   Deferred income tax (benefit) provision                                                  (128)                     53
   Payments related to restructuring and legal reserves                                      (77)                    (63)
   Payments related to the Union Camp merger                                                 (83)
   Restructuring and other charges                                                           113
   Write-off of acquired in-process research and development costs by
      an investee company                                                                                              6
   Merger integration costs                                                                  157
   Reversal of reserves no longer required                                                   (36)
   Loss on extinguishment of debt                                                             21
   Other, net                                                                                 63                     (15)
   Changes in current assets and liabilities
      Accounts and notes receivable                                                         (190)                     42
      Inventories                                                                             46                     (59)
      Accounts payable and accrued liabilities                                                98                    (177)
      Other                                                                                    1                      (5)
                                                                                   -------------           -------------
Cash Provided by Operations                                                                  703                     725
                                                                                   -------------           -------------
Investment Activities
   Invested in capital projects                                                             (459)                   (596)
   Mergers and acquisitions, net of cash acquired                                            (46)                   (202)
   Proceeds from divestitures                                                                119                     230
   Other                                                                                     (54)                    (70)
                                                                                   -------------           -------------
Cash Used for Investment Activities                                                         (440)                   (638)
                                                                                   -------------           -------------
Financing Activities
   Issuance of common stock                                                                  166                      67
   Issuance of preferred securities by subsidiary                                                                    720
   Issuance of debt                                                                          704                     167
   Reduction of debt                                                                        (659)                   (527)
   Penalties paid on early retirement of debt                                                (18)
   Change in bank overdrafts                                                                (120)                    (68)
   Dividends paid                                                                           (212)                   (214)
   Other                                                                                     (18)                    (29)
                                                                                   -------------           -------------
Cash (Used for) Provided by Financing Activities                                            (157)                    116
                                                                                   -------------           -------------
Effect of Exchange Rate Changes on Cash                                                      (15)                    (24)
                                                                                   -------------           -------------
Change in Cash and Temporary Investments                                                      91                     179
Cash and Temporary Investments
   Beginning of the period                                                                   533                     433
                                                                                   -------------           -------------
   End of the period                                                               $         624           $         612
                                                                                   =============           =============

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                        Three Months Ended June 30, 1999

                                                                                   Accumulated                            Total
                                                                                      Other                               Common
                                 Common Stock Issued      Paid-in      Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares       Amount      Capital      Earnings   Income (Loss)   Shares      Amount      Equity
                                --------     --------     --------     --------   -------------  --------    --------    --------
Balance, March 31, 1999          412,724         $413       $3,923       $6,792        ($581)         927         $40     $10,507

Issuance of stock for various
   plans                             504                        74                                 (1,418)        (64)        138

Repurchase of stock                                                                                   630          33         (33)

Cash dividends - Common
   stock ($0.25 per share)                                                 (104)                                             (104)

Comprehensive income (loss)

   Net earnings (loss)                                                      (71)                                              (71)

   Change in cumulative
     foreign currency
     translation adjustment                                                              (39)                                 (39)
                                                                                                                         --------
Total comprehensive
   income (loss)                                                                                                             (110)
                                --------     --------     --------     --------     --------     --------    --------    --------
Balance, June 30, 1999           413,228         $413       $3,997       $6,617        ($620)         139          $9     $10,398
                                ========     ========     ========     ========     ========     ========    ========    ========

                        Three Months Ended June 30, 1998

                                                                                   Accumulated                            Total
                                                                                      Other                               Common
                                 Common Stock Issued      Paid-in      Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares       Amount      Capital      Earnings   Income (Loss)   Shares      Amount      Equity
                                --------     --------     --------     --------   -------------  --------    --------    --------
Balance, March 31, 1998          408,228         $408       $3,653       $7,047        ($496)         379         $19     $10,593

Issuance of stock for merger       4,683            5          227                                                            232

Issuance of stock for various
   plans                             128                         2                                   (749)        (38)         40

Repurchase of stock                  (30)                       (2)                                   630          31         (33)

Cash dividends - Common
   stock ($0.26 per share)                                                 (109)                                             (109)

Comprehensive income (loss)

   Net earnings                                                             103                                               103

   Change in cumulative
     foreign currency
     translation adjustment                                                              125                                  125
                                                                                                                         --------
Total comprehensive
   income (loss)                                                                                                              228
                                --------     --------     --------     --------     --------     --------    --------    --------
Balance, June 30, 1998           413,009         $413       $3,880       $7,041        ($371)         260         $12     $10,951
                                ========     ========     ========     ========     ========     ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                         Six Months Ended June 30, 1999

                                                                                   Accumulated                            Total
                                                                                      Other                               Common
                                 Common Stock Issued      Paid-in      Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares       Amount      Capital      Earnings   Income (Loss)   Shares      Amount      Equity
                                --------     --------     --------     --------   -------------  --------    --------    --------
Balance, December 31, 1998       413,185         $413       $3,896       $6,868        ($395)         552         $24     $10,758

Issuance of stock for various
   plans                              43                       101                                 (1,663)        (75)        176

Repurchase of stock                                                                                 1,250          60         (60)

Cash dividends - Common
   stock ($0.51 per share)                                                 (212)                                             (212)

Comprehensive income (loss)

   Net earnings (loss)                                                      (39)                                              (39)

   Change in cumulative
     foreign currency
     translation adjustment                                                             (225)                                (225)
                                                                                                                         --------
Total comprehensive
   income (loss)                                                                                                             (264)
                                --------     --------     --------     --------     --------     --------    --------    --------
Balance, June 30, 1999           413,228         $413       $3,997       $6,617        ($620)         139          $9     $10,398
                                ========     ========     ========     ========     ========     ========    ========    ========

                         Six Months Ended June 30, 1998

                                                                                   Accumulated                            Total
                                                                                      Other                               Common
                                 Common Stock Issued      Paid-in      Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares       Amount      Capital      Earnings   Income (Loss)   Shares      Amount      Equity
                                --------     --------     --------     --------   -------------  --------    --------    --------
Balance, December 31, 1997       408,174         $408       $3,659       $7,053        ($415)         726         $37     $10,668

Issuance of stock for merger       4,683            5          227                                                            232

Issuance of stock for various
   plans                             276                        (9)                                (1,706)        (84)         75

Repurchase of stock                 (124)                        3                                  1,240          59         (56)

Cash dividends - Common
   stock ($0.52 per share)                                                 (215)                                             (215)

Comprehensive income (loss)

   Net earnings                                                             203                                               203

   Realized foreign currency
     translation adjustment
     related to divestitures                                                              11                                   11

   Change in cumulative
     foreign currency
     translation adjustment                                                               33                                   33
                                                                                                                         --------
Total comprehensive
   income (loss)                                                                                                              247
                                --------     --------     --------     --------     --------     --------    --------    --------
Balance, June 30, 1998           413,009         $413       $3,880       $7,041        ($371)         260         $12     $10,951
                                ========     ========     ========     ========     ========     ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in the International Paper and Union Camp Corporation Form 10-Ks for the year ended December 31, 1998, which have previously been filed with the Commission.

      On April 30, 1999, the Company completed its previously announced merger with Union Camp Corporation in a transaction accounted for as a pooling-of-interests. The accompanying financial statements have been restated to include the financial position and results of operations for both International Paper and Union Camp for all periods presented.

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

                                               Three Months Ended        Six Months Ended
                                                    June 30,                June 30,
                                               -------------------     -------------------
In millions                                      1999        1998        1999        1998
-----------                                    -------     -------     -------     -------
Net earnings (loss)                            $   (71)    $   103     $   (39)    $   203
Effect of dilutive securities
   Preferred securities of subsidiary trust
                                               -------     -------     -------     -------
Net earnings (loss) - assuming dilution        $   (71)    $   103     $   (39)    $   203
                                               =======     =======     =======     =======

Average common shares outstanding                413.0       411.8       412.5       409.6
Effect of dilutive securities
   Long-term incentive plan deferred
     compensation                                 (1.1)       (0.8)       (1.1)       (0.8)
   Stock options                                               3.2                     3.1
   Preferred securities of subsidiary trust
                                               -------     -------     -------     -------
Average common shares outstanding -
   assuming dilution                             411.9       414.2       411.4       411.9
                                               =======     =======     =======     =======

Earnings (loss) per common share               $ (0.17)    $  0.25     $ (0.09)    $  0.50
                                               =======     =======     =======     =======
Earnings (loss) per common share -
   assuming dilution                           $ (0.17)    $  0.25     $ (0.09)    $  0.49
                                               =======     =======     =======     =======

      Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

3. On November 24, 1998, the Company announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The exchange ratio was calculated based on an average closing price of International Paper common shares of $47.80625 per share. The average closing price of International Paper common shares was determined from ten randomly selected days during the 20 trading day period from March 26 through April 23. Based on this exchange ratio and International Paper's closing price on April 28, 1999 of $57.375 per share, the equity value of the transaction was approximately $6.3 billion, or $85.21 per Union Camp share. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion.

      International Paper issued approximately 110 million shares for approximately 74 million Union Camp shares, including options. Assuming dilution, approximately 417 million shares of International Paper are outstanding. Former Union Camp shareowners own 26.3% of International Paper. The merger was accounted for as a pooling of interests.

      The accompanying financial statements have been restated to combine the historical financial position and results of operations for both International Paper and Union Camp for all periods presented. The results of operations for the separate companies for the periods prior to the merger and the combined amounts included in the Company's consolidated financial statements are as follows:

                                             Three Months        Six Months
                                                Ended               Ended
        In millions                         March 31, 1999      June 30, 1998
        -----------                         --------------      -------------
        Net sales:
            International Paper            $         4,962     $        9,575
            Union Camp                               1,137              2,361
            Intercompany eliminations                  (67)               (97)
                                            --------------      -------------
                                           $         6,032     $       11,839
                                            ==============      =============
        Net earnings (loss)
            International Paper            $            44     $          161
            Union Camp                                 (10)                46
            Other                                       (2)                (4)
                                            --------------      -------------
                                           $            32     $          203
                                            ==============      =============

      Note: Other includes the elimination of intercompany transactions and adjustments to conform the accounting practices of the two companies.

      On April 30, 1999, Carter Holt Harvey, a subsidiary of International Paper, announced the acquisition of the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business was acquired for approximately $25 million and consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

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

      In 1998, Carter Holt Harvey acquired Riverwood International, an Australia-based folding carton business for approximately $46 million in cash. The results of this acquisition are included in the consolidated financial statements beginning in April 1998.

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

      All of the acquisitions completed in 1998 and the Stone-Australia acquisition in 1999, were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

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

      Distributions paid under all of the Company's subsidiary preferred securities were $30 million and $6 million for the second quarter of 1999 and 1998, respectively, and $72 million and $12 million for the six months ended June 30, 1999 and 1998.

7. During the second quarter of 1999 the Company recorded special items amounting to a net pre-tax charge of $234 million ($158 million after taxes). The special items included a $98 million pre-tax charge ($67 million after taxes) for Union Camp merger-related termination benefits, a $59 million pre-tax charge ($49 million after taxes) for one-time merger expenses, a $113 million charge ($69 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required.

      The Company also recorded an extraordinary $21 million pre-tax charge ($13 million after taxes) related to the refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

      The one-time merger expenses of $59 million consist of $49 million of merger costs and $10 million of post-merger expenses. The merger costs are primarily investment banker, consulting, legal and accounting fees. Post-merger expenses include costs related to employee retention, such as stay bonuses, and other one time cash costs related to the integration of Union Camp.

      The Union Camp merger-related termination benefit charge results from the integration of the previously separate International Paper and Union Camp organizations. Under an integration benefits program, as of June 30, 1999, 572 employees of the combined company had been identified for termination. Benefits for certain senior executives and managers are to be paid from the general assets of the Company. Benefits for remaining employees will be paid from plan assets of the Company's qualified pension plan. Through June 30, 1999, 83 employees have been terminated. Cash payments related thereto approximated $24 million. The majority of the remaining charge represents an increase in the projected benefit obligation of the Company's pension plan.

      The following table is a roll forward of the Union Camp merger-related termination benefit charge:

                                                         Termination
            In millions                                    Benefits
            -----------                                   ----------
            Opening balance - second quarter 1999        $        98
            Cash charges - second quarter 1999                   (24)
            Increase in projected benefit obligation              (6)
                                                          ----------
            Balance, June 30, 1999                       $        68
                                                          ==========

      The $113 million charge for the asset shutdowns of excess internal capacity and cost reduction actions includes $57 million of asset write-downs and $56 million of severance and other charges. The following table and discussion presents additional detail related to the $113 million charge.

                                              Asset       Severance
   In millions                             Write-downs    and Other      Total
   -----------                             -----------    ---------     -------
   Printing and Communication Papers   (a) $         6    $      27     $    33
   European Papers                     (b)           3            7          10
   Consumer Packaging                  (c)          19           12          31
   Industrial Packaging                (d)          12                       12
   Chemicals and Petroleum             (e)          10            3          13
   Industrial Papers                   (f)           7            7          14
                                           -----------    ---------     -------
                                           $        57    $      56     $   113
                                           ===========    =========     =======

      (a) The Company recorded a charge of $24 million for severance related to the second phase of the Printing and Communication Papers business plan to improve the cost position of its mills. The charge, pursuant to the Company's ongoing severance program, covers a reduction of approximately 289 employees at several mills in the U.S.

            Also, management approved a decision to permanently shut down the Hudson River mill No. 4 paper machine located in Corinth, N.Y. and the No. 2 paper machine at the Franklin, V.A. mill. The Franklin machine is scheduled to be shut down in September 1999 and the Hudson River machine has been shut down. The Hudson River machine had been temporarily shut down in October 1998 because of lack of orders. The machines were written down by $6 million to their estimated fair value of zero. Severance costs of $3 million cover the termination of 147 employees.

      (b) The charge for European Papers, which covers the shutdown of two mills, consists of $3 million in asset write downs, $6 million in severance costs and $1 million of other exit costs. The Lana mill in Docelles, France was shut down due to excess capacity. The Lana mill produces approximately 5,000 metric tons of high-end uncoated specialty paper per year. The Company plans to shift this production to the La Robertsau mill in Strasbourg, France. The Lana mill fixed assets were written down $3 million to their estimated fair value of zero. Costs related to the site closure are expected to be $1 million and severance related to the termination of 42 employees will be approximately $4 million. The Lana mill had revenues of $5 million and an operating loss of $.4 million for the six months ended June 30, 1999.

            The Corimex coating plant was shut down in April 1999. The market for thermal fax paper, which was produced at the plant, has been shrinking since the mid-1990's. The assets at this plant were considered to be impaired in 1997 and were written down accordingly at that time. A $2 million severance charge was recorded during the second quarter of 1999 to cover the costs of terminating 81 employees. Corimex had revenues of $5 million and an operating loss of $2 million for the six months ended June 30, 1999.

      (c) The Company's Consumer Packaging business has implemented a plan to improve the overall performance of the Moss Point, Miss., mill. Included in this plan is the shutdown of the No. 3 paper machine which produces labels, this production is being transferred to the Hudson River mill. The machine will be written down $6 million to its estimated fair value of zero. Severance costs including, but not limited to, employees associated with the No. 3 machine total $10 million and cover the elimination of 360 positions.

            Consumer Packaging also plans to shut down a Latin American operation in an effort to reduce excess capacity. The assets were written down $13 million to their estimated fair value of zero and a severance charge of $1 million covers the elimination of 29 positions. Other exist costs total $1 million.

      (d) As a result of the merger with Union Camp, the Company entered into negotiations with Union Camp's joint venture partner in an Industrial Packaging business in Turkey to resolve a non-compete clause in the joint venture agreement. As a result of these negotiations and evaluation of this entity, it was determined that the investment was impaired. A $12 million charge was recorded to reflect this impairment and the related costs of resolving the non-compete agreement.

      (e) As a result of an overall reduction in market demand for dissolving pulp, the decision was made to downsize the Company's Natchez mill. Charges associated with capacity reduction total $10 million and include the shutdown of several pieces of equipment. A severance charge of $3 million includes the elimination of 89 positions.

      (f) The Company's Industrial Papers business has implemented a plan to reduce excess capacity at several of its locations. Certain equipment at the Kaukauna, De Pere, and Menasha, Wis., plants is scheduled to be shut down and the Toronto, Canada plant has been closed. The total amount related to the write-down of these assets is $7 million. Severance costs related to these shutdowns are $5 million and are based on a personnel reduction of 123 employees. Other exit costs total $2 million.

      The $36 million pre-tax credit consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, the Company's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

      The following table shows the impact of special items on 1998 pre-tax earnings by quarter:

                                                                           Quarter
                                                 ------------------------------------------------------------
In millions                                        First            Second           Third           Fourth            Year
-----------                                      ---------        ---------        ---------        ---------       ---------
Earnings before special items, income
   taxes and minority interest                   $     185        $     177        $     128        $     110       $     600

Reversal of reserves no longer required                                                   45               38              83

Gain on sale of Veratec business                                                          20                               20

Oil and gas impairment charges                                                           (55)             (56)           (111)

Restructuring charges and write-off of
   acquired in-process research and
   development costs by Scitex                                           (6)             (10)                             (16)

Restructuring and other charges                                                         (145)                            (145)
                                                 ---------        ---------        ---------        ---------       ---------
Earnings (loss) before income taxes and
   minority interest                             $     185        $     171        $     (17)       $      92       $     431
                                                 =========        =========        =========        =========       =========

      In June 1998, a $6 million pre-tax charge ($4 million after taxes) was recorded to write off in-process research and development costs related to an acquisition by Scitex, an investee company owned approximately 13% by International Paper.

      During the 1998 third quarter the Company recorded special items resulting in a pre-tax charge of $145 million ($82 million after taxes and minority interest). These items included a $45 million pre-tax gain ($27 million after taxes) for the reversal of previously established reserves that were no longer required and a $20 million pre-tax gain ($12 million after taxes) from the sale of the Veratec nonwovens business. The Company also recorded a $55 million pre-tax charge ($33 million after taxes) to write down the value of its oil and gas assets. This write-down was made in accordance with the Securities and Exchange Commission's regulation that companies that use the full-cost method of accounting for oil and gas activities perform a ceiling test on a quarterly basis. Also during the third quarter, the Company recorded restructuring and other charges of $145 million ($82 million after taxes and minority interest) consisting of $64 million of asset write-downs and $81 million of severance costs and a $10 million charge ($6 million after taxes) which represents International Paper's share of a restructuring reserve taken by Scitex to exit its digital video business.

      In December 1998, the Company recorded a pre-tax charge of $56 million ($35 million after taxes) for the further impairment of its oil and gas assets due to declining prices. After further analysis of previously established reserves, an additional $38 million ($23 million after taxes) was returned to earnings in the fourth quarter of 1998.

      A full discussion of these charges is included in the Company's 1998 Annual Report filed on Form 10-K.

      The following table is a roll forward of the severance costs included in the 1998 restructuring plan:

               In millions                                    Severance
               -----------                                    ---------
               Opening balance - third quarter 1998          $       81
               Cash charges - fourth quarter 1998                   (19)
                                                              ---------
               Balance, December 31, 1998                            62
               Cash charges - first quarter 1999                    (36)
               Cash charges - second quarter 1999                   (14)
               Reserve reversal                                      (6)
                                                              ---------
               Balance, June 30, 1999                        $        6
                                                              =========

      The severance reserve recorded in the 1998 third quarter is related to 2,508 employees. At December 31, 1998, 1,080 employees had been terminated. At June 30, 1999, 2,049 employees had been terminated. We anticipate that substantially all of the remaining reserve will be utilized by December 31, 1999.

      In June 1997, a $535 million pre-tax business improvement charge ($385 million after taxes) was established under a plan to improve the Company's financial performance through closing or divesting of operations that no longer met financial or strategic objectives. The charge included approximately $230 million for asset write-downs, $210 million for the estimated losses on sales of businesses and $95 million for severance and other expenses. The severance charge was based on a head count reduction of 3,015 employees. At December 31, 1998, 2,446 employees had been terminated. At June 30, 1999, 2,671 employees had been terminated. A full discussion of this reserve is included in the Company's 1998 Annual Report filed on Form 10-K.

      The following table is a roll forward of the severance and other costs included in the 1997 restructuring plan:

                                                              Severance
               In millions                                    and Other
               -----------                                    ---------
               Opening balance - second quarter 1997         $       95
               1997 Activity
                  Asset write-downs                                 (18)
                  Cash charges                                      (15)
                                                              ---------
               Balance, December 31, 1997                            62

               1998 Activity
                  Asset write-downs                                  (4)
                  Reserve reversals                                  (9)
                  Cash charges                                      (40)
                                                              ---------
               Balance, December 31, 1998                             9

               1999 Activity
                  Cash charges - first quarter 1999                  (2)
                  Cash charges - second quarter 1999                 (7)
                                                              ---------
               Balance, June 30, 1999                        $        0
                                                              =========

8.    Inventories by major category include:

                                                    June 30,        December 31,
  In millions                                         1999              1998
  -----------                                    -------------     ------------
  Raw materials                                 $          390    $         555
  Finished pulp, paper and packaging products            1,826            1,800
  Finished lumber and panel products                       191              183
  Operating supplies                                       485              510
  Other                                                    186              163
                                                 -------------     ------------
     Total                                      $        3,078    $       3,211
                                                 =============     ============

9. Interest payments made during the six month periods ended June 30, 1999 and 1998 were $331 million and $390 million, respectively. Capitalized net interest costs were $16 million for the six months ended June 30, 1999. The Company capitalized net interest costs of $29 million for the six months ended June 30, 1998. Total interest expense was $314 million for the six months ended June 30, 1999 and $359 million for the six months ended June 30, 1998. Income tax payments made during the six months ended June 30, 1999 and 1998 were $20 million and $122 million respectively.

10. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $194 million and $316 million at June 30, 1999 and December 31, 1998, respectively.

11. Accumulated depreciation was $14.7 billion at June 30, 1999 and $14.2 billion at December 31, 1998. The allowance for doubtful accounts was $114 million at June 30, 1999 and $115 million at December 31, 1998.

12. The Company's equity investments consist primarily of Scitex and Carter Holt Harvey's 30% ownership in COPEC, which it holds through a joint venture. Both Scitex and COPEC are publicly traded companies. At June 30, 1999, the carrying amounts of these investments and their market values based on the closing per share amounts were as follows:

                In millions                   Scitex        COPEC
                -----------                  -------       -------
                Carrying amount             $     33      $    830
                Market value                $     57      $  1,325

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

      The Statement is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. The Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

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

16. On August 11, 1999 the Company issued Euro 250 million notes in bearer form, with a coupon of 5 3/8%. The notes were issued at 99.516% of the par amount and mature on August 11, 2006. These notes are subject to redemption in whole, but not in part, at any time, at the option of the Company. International Paper may also call the notes in the event of certain changes affecting taxation in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations

International Paper's second-quarter 1999 net sales were $5,996 million about even with $6,032 million in the 1999 first-quarter and slightly ahead of 1998 second-quarter net sales of $5,833 million. On April 30, 1999, the Company completed its previously announced merger with Union Camp Corporation in a transaction accounted for as a pooling-of-interests. The accompanying financial statements have been restated to include the financial position and results of operations for both International Paper and Union Camp for all periods presented.

International Paper reported second quarter 1999 earnings of $99 million, or $.24 per share, before special and extraordinary items. This is an increase of $67 million ($.16 per share) over first quarter 1999 earnings of $32 million ($.08 per share) but down from the 1998 second quarter net earnings of $107 million before special charges or $.25 per share.

After special and extraordinary items, we reported a loss of $71 million or $.17 per share in the second-quarter of 1999. Special items amounted to $234 million before tax ($157 million after tax or $.38 per share) and consisted of charges of $98 million for Union Camp merger-related severance, $59 million for one-time merger expenses, $113 million for asset shut downs of excess internal capacity and cost reduction actions and credits of $36 million from the reversal of restructuring reserves that were no longer required. The Company also recorded an extraordinary item of $13 million after tax or $.03 per share for the refinancing of high interest Union Camp debt which International Paper assumed under the merger agreement. Second-quarter 1998 earnings were $103 million or $.25 per share after a charge of $6 million ($4 million after tax) to write off in-process research and development costs related to an acquisition by Scitex, a 13% owned investee company.

Printing and Communications Papers 1999 second-quarter net sales of $1,405 million were down from $1,475 million in the 1999 first-quarter and $1,480 million in the 1998 second-quarter. Operating profit for the 1999 second-quarter was $22 million, up from $8 million in the 1999 first-quarter and down from $77 million in the 1998 second-quarter. North American Papers earnings increased about 9% over the previous quarter, and European Papers earnings nearly doubled. Contributing significantly to this increase was the converting and specialty papers business which achieved profitability in the 1999 first-quarter. Our North American Pulp business remained in a net loss position, but showed significant improvement from the previous quarter. With prices remaining below those in 1998, earnings for the segment were down about 72% from the 1998 second-quarter. North American Papers earnings were down about 52% from the second quarter of 1998 while North American Pulp results were down approximately 21% and European Papers earnings declined 67%.

  Printing & Communications Papers (in millions)
  ----------------------------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                      $1,475           $1,405            $2,880           $1,585           $1,480            $3,065
  Operating Profit               $8              $22               $30              $98              $77              $175

Industrial and Consumer Packaging 1999 second-quarter net sales were $1,760 million, up from $1,675 million in the 1999 first-quarter and about even with the $1,790 million in the 1998 second-quarter. Second-quarter 1999 operating profit of $142 million was a significant improvement over the $56 million in the previous quarter and up 29% from the second-quarter 1998 operating profit of $110 million. Industrial Packaging earnings were up tenfold over the previous quarter as containerboard price increases were realized. Consumer Packaging results increased nearly a third largely due to improved earnings in bleached board and beverage packaging. Compared to the 1998 second quarter, Industrial Packaging earnings more than doubled. This improvement was offset by a

19% reduction in earnings from Consumer Packaging resulting in an overall increase to segment earnings of 29%.

  Industrial & Consumer Packaging (in millions)
  ---------------------------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                      $1,675           $1,760            $3,435           $1,730           $1,790            $3,520
  Operating Profit              $56             $142              $198              $90             $110              $200

Distribution 1999 second-quarter net sales of $1,675 million were about even with $1,700 million in the 1999 first-quarter but ahead of the 1998 second-quarter of $1,380 million. The July 1998 acquisition of Zellerbach is the main reason that sales increased over the 1998 second-quarter. Second-quarter 1999 operating profit of $27 million reflects a 13% improvement from the $24 million in the 1999 first-quarter and 35% over the $20 million in the 1998 second-quarter. Margins improved and more benefits were realized from the Zellerbach merger.

  Distribution (in millions)
  --------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                      $1,700           $1,675            $3,375           $1,410           $1,380            $2,790
  Operating Profit              $24              $27               $51              $17              $20               $37

Chemicals and Petroleum, which includes results from our approximately 68% owned subsidiary, Bush Boake Allen, reported 1999 second-quarter net sales of $360 million which were slightly higher than the $350 million in the previous quarter and down 4% from the 1998 second-quarter. Operating profit of $28 million in the current quarter is up from the $19 million in the previous quarter primarily because of improvement in demand for chemical products and higher oil and gas prices. Operating profit in the 1998 second-quarter was $31 million.

  Chemicals & Petroleum (in millions)
  -----------------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                        $350             $360              $710             $365             $375              $740
  Operating Profit              $19              $28               $47              $30              $31               $61

Forest Products 1999 second-quarter net sales of $815 million were up from the $785 million in the 1999 first-quarter and $715 million in the 1998 second-quarter. Current quarter operating profit of $175 million is up slightly from the previous quarter but well ahead of the $136 million in the 1998 second-quarter. A 61% increase over the 1999 first-quarter in Building Materials earnings was offset by a 26% decline in earnings from Forest Resources. Driving the increase in Building Materials over the first-quarter was the Wood Products business whose earnings nearly doubled on very strong demand. Panel prices reached record levels and lumber prices continued to rise. From the 1998 second-quarter, Building Materials operating profit more than doubled as Wood Products results increased sevenfold. Forest Resources earnings were down about 9% from the 1998 second-quarter reflecting lower timber sales in the current quarter.

  Forest Products (in millions)
  -----------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                        $785             $815            $1,600             $715             $715            $1,430
  Operating Profit             $174             $175              $349             $125             $136              $261

Carter Holt Harvey reported net sales of $400 million in the 1999 second-quarter compared with $365 million in the 1999 first quarter and $365 million in the 1998 second-quarter. Second-quarter 1999 operating profit for

Carter Holt Harvey improved from breakeven in the 1999 first quarter to $8 million. Carter Holt Harvey earned $11 million in the 1998 second-quarter. Sales volumes for Forests for the 1999 second quarter were up 20% over last year driven by a recovery in the Korean and Japanese export markets. Timber results were down slightly from prior and first quarter, volume improved, but prices declined. Tissue results, which remained strong, improved over the first quarter because of lower costs and and higher volumes. Pulp and Paper was impacted in the second quarter by scheduled downtime at the Kinleith mill. Packing results were lower due to lower prices.

  Carter Holt Harvey (in millions)
  --------------------------------

                                             1999                                               1998
                       ------------------------------------------------    ------------------------------------------------
                        1st Quarter      2nd Quarter        Six Months      1st Quarter      2nd Quarter        Six Months
                       ------------------------------------------------    ------------------------------------------------
  Sales                        $365             $400              $765             $415             $365              $780
  Operating Profit                -               $8                $8               $4              $11               $15

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ends March 31 versus our calendar year, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

Liquidity and Capital Resources

Cash provided by operations totaled $703 million for the 1999 first half compared with $725 million for the 1998 six month period. Lower earnings for the 1999 first half were partially offset by decreased working capital requirements. Working capital on a cash flow basis increased $45 million during the first half of 1999 compared with an increase of $199 million for the first half of 1998.

Investments in capital projects totaled $459 million for the 1999 six month period compared to the $596 million spent in the first half of 1998. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund expected capital expenditures. Capital expenditures for 1999 are anticipated to be approximately $1.2 billion, which is below depreciation expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 1999 and 1998 six month periods include a $45 million net increase and $360 million net reduction in primarily short-term debt, respectively. During the 1998 first quarter, $170 million of 7.005% preferred securities were issued by a subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. During the second quarter of 1998, the Company issued $550 million of preferred securities with a dividend payment based on LIBOR, the proceeds of which were used to retire short-term debt. Both of these securities are classified in the consolidated balance sheet as a minority interest liability and the dividend payments are included in minority interest expense.

Common stock dividend payments were $212 million or $.51 per common share for the 1999 first half and $214 million or $.52 per common share for the 1998 first half. Dividend payments for the second quarters ended June 30, 1999 and 1998 were $104 million or $.25 per common share and $109 million or $.26 per common share, respectively.

Mergers and Acquisitions

On November 24, 1998, the Company announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders received 1.4852

International Paper common shares for each Union Camp share held. The exchange ratio was calculated based on an average closing price of International Paper common shares of $47.80625 per share. The average closing price of International Paper common shares was determined from ten randomly selected days during the 20 trading day period from March 26 through April 23. Based on this exchange ratio and International Paper's closing price on April 28, 1999 of $57.375 per share, the equity value of the transaction was approximately $6.3 billion, or $85.21 per Union Camp share. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion.

International Paper issued approximately 110 million shares for approximately 74 million Union Camp shares, including options. Assuming dilution, approximately 417 million shares of International Paper are outstanding. Former Union Camp shareowners own 26.3% of International Paper. The merger was accounted for as a pooling of interests.

The merger is expected to result in at least $425 million in annual cost savings by the end of the year 2000, an increase from previously reported cost savings of $300 million, through a combination of reductions in overhead, process improvements, facility rationalization, purchasing and logistics savings.

Restructuring, Special and Extraordinary Items

During the second quarter of 1999 the Company recorded special items amounting to a net pre-tax charge of $234 million ($158 million after taxes). The special items included a $98 million pre-tax charge ($67 million after taxes) for Union Camp merger-related termination benefits, a $59 million pre-tax charge ($49 million after taxes) for one-time merger expenses, a $113 million charge ($69 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required.

The Company also recorded an extraordinary $21 million pre-tax charge ($13 million after taxes) related to the refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

The one-time merger expenses of $59 million consist of $49 million of merger costs and $10 million of post-merger expenses. The merger costs are primarily investment banker, consulting, legal and accounting fees. Post-merger expenses include costs related to employee retention, such as stay bonuses, and other one-time cash costs related to the integration of Union Camp.

The Union Camp merger-related termination benefit charge results from the integration of the previously separate International Paper and Union Camp organizations. Under an integration benefits program, as of June 30, 1999, 572 employees of the combined company had been identified for termination. Benefits for certain senior executives and managers are to be paid from the general assets of the Company. Benefits for remaining employees will be paid from plan assets of the Company's qualified pension plan. Through June 30, 1999, 83 employees have been terminated. Cash payments related thereto approximated $24 million. The majority of the remaining charge represents an increase in the projected benefit obligation of the Company's pension plan.

      The following table is a roll forward of the Union Camp merger-related termination benefit charge:

                                                         Termination
          In millions                                      Benefits
          -----------                                    -----------
          Opening balance - second quarter 1999         $         98
          Cash charges - second quarter 1999                     (24)
          Increase in projected benefit obligation                (6)
                                                         -----------
          Balance, June 30, 1999                        $         68
                                                         ===========

The $113 million charge for the asset shutdowns of excess internal capacity and cost reduction actions includes $57 million of asset write-downs and $56 million of severance and other charges. The following table and discussion presents additional detail related to the $113 million charge.

                                                           Asset         Severance
        In millions                                     Write-downs      and Other         Total
        -----------                                    -------------   -------------   -------------
        Printing and Communication Papers      (a)    $            6   $          27   $          33
        European Papers                        (b)                 3               7              10
        Consumer Packaging                     (c)                19              12              31
        Industrial Packaging                   (d)                12                              12
        Chemicals and Petroleum                (e)                10               3              13
        Industrial Papers                      (f)                 7               7              14
                                                        -------------   -------------   ------------
                                                      $           57   $          56   $         113
                                                        =============   =============   ============

      (a) The Company recorded a charge of $24 million for severance related to the second phase of the Printing and Communication Papers business plan to improve the cost position of its mills. The charge, pursuant to the Company's ongoing severance program, covers a reduction of approximately 289 employees at several mills in the U.S.

            Also, management approved a decision to permanently shut down the Hudson River mill No. 4 paper machine located in Corinth, N.Y. and the No. 2 paper machine at the Franklin, V.A. mill. The Franklin machine is scheduled to be shut down in September 1999 and the Hudson River machine has been shut down. The Hudson River machine had been temporarily shut down in October 1998 because of lack of orders. The machines were written down by $6 million to their estimated fair value of zero. Severance costs of $3 million cover the termination of 147 employees.

      (b) The charge for European Papers, which covers the shutdown of two mills, consists of $3 million in asset write downs, $6 million in severance costs and $1 million of other exit costs. The Lana mill in Docelles, France was shut down due to excess capacity. The Lana mill produces approximately 5,000 metric tons of high-end uncoated specialty paper per year. The Company plans to shift this production to the La Robertsau mill in Strasbourg, France. The Lana mill fixed assets were written down $3 million to their estimated fair value of zero. Costs related to the site closure are expected to be $1 million and severance related to the termination of 42 employees will be approximately $4 million. The Lana mill had revenues of $5 million and an operating loss of $.4 million for the six months ended June 30, 1999.

            The Corimex coating plant was shut down in April 1999. The market for thermal fax paper, which was produced at the plant, has been shrinking since the mid-1990's. The assets at this plant were considered to be impaired in 1997 and were written down accordingly at that time. A $2 million severance charge was recorded during the second quarter of 1999 to cover the costs of terminating 81 employees. Corimex had revenues of $5 million and an operating loss of $2 million for the six months ended June 30, 1999.

      (c) The Company's Consumer Packaging business has implemented a plan to improve the overall performance of the Moss Point, Miss., mill. Included in this plan is the shutdown of the No. 3 paper machine which produces labels, this production is being transferred to the Hudson River mill. The machine will be written down $6 million to its estimated fair value of zero. Severance costs including, but not limited to, employees associated with the No. 3 machine total $10 million and cover the elimination of 360 positions.

            Consumer Packaging also plans to shut down a Latin American operation in an effort to reduce excess capacity. The assets were written down $13 million to their estimated fair value of zero and a severance charge of $1 million covers the elimination of 29 positions. Other exist costs total $1 million.

      (d) As a result of the merger with Union Camp, the Company entered into negotiations with Union Camp's joint venture partner in an Industrial Packaging business in Turkey to resolve a non-compete clause in the joint venture agreement. As a result of these negotiations and evaluation of this entity, it was determined that the investment was impaired. A $12 million charge was recorded to reflect this impairment and the related costs of resolving the non-compete agreement.

      (e) As a result of an overall reduction in market demand for dissolving pulp, the decision was made to downsize the Company's Natchez mill. Charges associated with capacity reduction total $10 million and include the shutdown of several pieces of equipment. A severance charge of $3 million includes the elimination of 89 positions.

      (f) The Company's Industrial Papers business has implemented a plan to reduce excess capacity at several of its locations. Certain equipment at the Kaukauna, De Pere, and Menasha, Wis., plants is scheduled to be shut down and the Toronto, Canada plant has been closed. The total amount related to the write-down of these assets is $7 million. Severance costs related to these shutdowns are $5 million and are based on a personnel reduction of 123 employees. Other exit costs total $2 million.

The $36 million pre-tax credit consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, the Company's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

International Paper continually evaluates its operations for improvement. When any such plans are finalized the Company may incur costs or charges in future periods related to the implementation of such plans. We expect to incur charges in the second half of 1999 for additional severance related to the Union Camp merger and also to incur other one-time merger costs.

Other

Interest expense decreased from $314 million for the first half of 1998 to $266 million in the 1999 first half. During 1998 about $1.5 billion of preferred securities of subsidiaries were issued and debt was reduced by approximately $1.8 billion. The distributions of the preferred securities are included in minority interest expense. This decrease in debt was the primary reason for the decline in interest expense from the 1998 first quarter.

Minority interest expense for the 1999 first half increased due to increased expense related to preferred securities partially offset by lower earnings at Carter Holt Harvey, which is owned approximately 50.1% by International Paper.

The effective income tax rate for the 1999 first half declined to 17% from 31% in the 1998 first half primarily due to changes in the mix of estimated annual earnings. The fourth quarter 1998 rate of 8%, included adjustments to lower the full year 1998 rate to 22%. The adjustments were a result of the impact of state tax credits, changes in the geographic mix of overall taxable earnings, and permanent tax benefits on sales of non-U.S. businesses and non-strategic timberland assets. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the six month periods ended June 30, 1999 and 1998.

                                                          1999                                      1998
                                        --------------------------------------    --------------------------------------
                                         Pre-Tax         Tax                       Pre-Tax         Tax
                                         Earnings      Expense      Effective      Earnings      Expense      Effective
                                          (Loss)      (Benefit)      Tax Rate       (Loss)      (Benefit)     Tax Rate
                                        ----------    ----------    ----------    ----------    ----------    ----------
Before special and extraordinary
  items                                 $      313    $       94           30%    $      362    $      114           31%
Union Camp merger-related
  termination benefits                         (98)          (31)          32%
One-time merger expenses                       (59)          (10)          17%
Restructuring and other charges               (113)          (44)          39%
Reversals of reserves no longer
  required                                      36             9           25%
Loss on extinguishment of debt                 (21)           (8)          38%
Write-off of in-process research
  and development costs acquired
  by an investee company                                                                  (6)           (2)          33%
                                        ----------    ----------                  ----------    ----------
After special and extraordinary
  items                                 $       58    $       10           17%    $      356    $      112           31%
                                        ==========    ==========                  ==========    ==========

Year 2000 Readiness

The Year 2000 problem concerns the inability of systems to properly recognize and process date-sensitive information beyond January 1, 2000.

We have substantially completed the necessary testing, remediation and final action plans at International Paper facilities in an effort to ensure that we will enter the Year 2000 without a material disruption to our customers. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems. It also includes readiness assessment of significant vendors and customers, as well as a contingency and continuing compliance plan. The former Union Camp facilities acquired in our recent merger are on track to meet a September 30, 1999 target date for completion of this program. The Year 2000 Program Office, a centralized department which coordinates Y2K efforts throughout the Company, will continue to support our extensive network of Y2K coordinators and contacts up to and through the year 2000.

Some systems will be addressed between now and year end for practical business reasons. These exceptions to our target dates represent less than .5% of our total inventory of potential Y2K exposure items and do not present major risks to the continued operation of the Company.
Examples include:

      o There were replacement projects initiated before the Year 2000 plan was developed which will be kept on schedule to avoid disruption and additional cost. While these projects solve some of the Company's Year 2000 problems, their implementation was driven by efficiency considerations and would have been conducted even in the absence of the Year 2000 plan.

      o Some systems will be remediated during normal facility maintenance shutdowns scheduled during the second half of the year, because this is the most feasible time to complete the work.

      o There are cases where system remediation is resolved through workarounds that cannot be scheduled before late 1999. An example would be shutting a system down on December 31, 1999, and restarting it on January 1, 2000.

The Company adopted a 9-step process toward Year 2000 in readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts);
(4) detailed assessment (identification of where failures may occur, solutions and workarounds, and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning; (7) test execution (some manufacturing systems require scheduling of equipment downtime);
(8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). These steps are essentially complete.

Our estimate of the incremental Year 2000-related costs is $90 million plus or minus 10% which includes $15 million for the former Union Camp facilities. This cost excludes software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems. Spending through June 30, 1999 was $66 million. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

We utilized internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware were replaced.

We rely on third-party suppliers for raw materials, water, utilities, transportation and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. An ongoing program is in place to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. This program includes both written correspondence with suppliers and visits to supplier facilities to assess their readiness. We are receiving assurances from its supplier base that they will be able to handle the transition to the Year 2000. These activities are intended to provide a means of managing risk, but cannot entirely eliminate the potential for disruption due to third-party failure. Approaches to reduce the risks of interruption due to supplier failures vary by business and facility. Contingency options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. We believe that no individual vendor is material to our total business.

We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, we believe that our customer base is broad enough to minimize the effects of a single occurrence. We are, however, monitoring the status of our customers through discussions and correspondence as a means of determining risks and alternatives. We believe that no individual customer is material to our total business. None of our larger customers are significant as defined by the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Control systems used at the converting facilities cover comparable operations. The production impact of a Year 2000-related interruption varies significantly between facilities, but would be typically much smaller in terms of sales than a comparable event at a pulp and paper mill.

While comparable control systems are used, specific facility-related configurations exist to meet the needs of production equipment at each of the Company's mills and plants. If a failure were to occur, the potential impact would be isolated to the affected facility. Also, in many cases, the Company has the capability of manufacturing the same product at different facilities.

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

Production facility systems represent our greatest area of risk, and plans are in place to reduce the risk of noncompliance of these systems, including contingency planning. While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. Production facility shutdowns could have a material adverse effect on the Company's results of operations, financial condition and cash flows. Recovery under existing insurance policies may be available depending upon the circumstances of a Year 2000-related event and the type of facility involved. Potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles that range from $100,000 to $10 million.

We also rely on various administrative and financial applications (e.g., order processing and collection systems) that require correction to properly handle Year 2000 dates. In the event that one of these systems were not corrected, our ability to capture, schedule and fulfill customer demands could be impaired. Likewise, if a collection processing system were to fail, we may not be able to properly apply payments to customer balances or correctly determine cash balances. Centrally controlled administrative applications are essentially complete. Various non-centrally controlled systems are also utilized by our businesses. The impact of a failure of these systems would be limited to the business using the affected system, and then only to the extent that manual or other alternate processes were not able to meet processing requirements. Such an occurrence is not expected to have a significant adverse impact on the Company.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON THE COMPANY'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 PROBLEMS THAT COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

ITEM 3. OTHER FINANCIAL INFORMATION
-----------------------------------

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30,                           June 30,
                                                         --------------------------          --------------------------
                                                           1999              1998              1999              1998
                                                         --------          --------          --------          --------
  Printing and Communications Papers                     $  1,405          $  1,480          $  2,880          $  3,065
  Industrial and Consumer Packaging                         1,760             1,790             3,435             3,520
  Distribution                                              1,675             1,380             3,375             2,790
  Chemicals and Petroleum                                     360               375               710               740
  Forest Products                                             815               715             1,600             1,430
  Carter Holt Harvey                                          400               365               765               780
  Corporate and Intersegment Sales (1)                       (419)             (272)             (737)             (486)
                                                         --------          --------          --------          --------
  Net Sales                                              $  5,996          $  5,833          $ 12,028          $ 11,839
                                                         ========          ========          ========          ========

Operating Profit by Industry Segment

                                                             Three Months Ended                   Six Months Ended
                                                                   June 30,                           June 30,
                                                         --------------------------          --------------------------
                                                           1999              1998              1999              1998
                                                         --------          --------          --------          --------
  Printing and Communications Papers                     $     22          $     77          $     30          $    175
  Industrial and Consumer Packaging                           142               110               198               200
  Distribution                                                 27                20                51                37
  Chemicals and Petroleum                                      28                31                47                61
  Forest Products                                             175               136               349               261
  Carter Holt Harvey (2)                                        8                11                 8                15
                                                         --------          --------          --------          --------
  Operating Profit                                            402               385               683               749
  Interest Expense, Net                                      (123)             (156)             (266)             (314)
  Minority Interest Adjustment                                 15                23                21                42
  Corporate Items, Net (1) (3)                                (98)              (75)             (149)             (116)
  Restructuring and other charges                            (113)                               (113)
  Merger integration costs                                   (157)                               (157)
  Reversal of reserves no longer required                      36                                  36
  Scitex restructuring and other charges                        2                (6)                3                (5)
                                                         --------          --------          --------          --------
  Earnings (loss) before income taxes,
    minority interest and extraordinary item             $    (36)         $    171          $     58          $    356
                                                         ========          ========          ========          ========

(1)   Includes results from operations that were disposed of in 1998.
(2) Includes equity earnings (in millions) of $21 and $11 for the 3 months ended June 30, 1999 and 1998 respectively and $22 and $16 for the six months ended June 30, 1999 and 1998, respectively. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.
(3) Includes goodwill amortization related to Federal Paper Board (in millions) of $10 for the three months ended June 30, 1999 and 1998 and $20 for the six months ended June 30, 1999 and 1998.

Production by Product

                                                          Three Months Ended                   Six Months Ended
                                                                June 30,                           June 30,
                                                      --------------------------          --------------------------
                                                        1999              1998              1999              1998
                                                      --------          --------          --------          --------
  Printing Papers (In thousands of tons)
     White Papers and Bristols                           1,288             1,252             2,567             2,593
     Coated Papers                                         339               308               655               640
     Market Pulp (a)                                       448               467               961             1,006
     Newsprint                                              25                23                48                47

  Packaging (In thousands of tons)
     Containerboard                                      1,225             1,141             2,340             2,350
     Bleached Packaging Board                              531               551             1,081             1,072
     Industrial Papers                                     234               223               445               445
     Industrial and Consumer Packaging (b)               1,268             1,251             2,502             2,397

  Specialty Products (In thousands of tons)
     Tissue                                                 39                37                81                72

  Forest Products (In millions)
     Panels (sq. ft. 3/8" - basis) (c)                     492               469               979               883
     Lumber (board feet)                                   715               699             1,498             1,355
     MDF (sq. ft. 3/4" - basis)                             58                80               114               159
     Particleboard (sq. ft. 3/4" - basis)                   51                48                97                95

(a)   This excludes market pulp purchases.
(b) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(c)   Panels include plywood and oriented strand board.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

While the total cost of these three settlements is not presently known with certainty, the Company believes its reserves, totaling $97 million at June 30, 1999, are adequate to cover any amounts to be paid and that these settlements will not have a material adverse effect on its consolidated financial position or results of operations. The reserve balance is net of $51 million of expected insurance recoveries (apart from the insurance recoveries to date). Through June 30, 1999, settlement payments of $128 million, including the $49 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $26 million from our insurance carriers through June 30, 1999. The Company and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

Linerboard Litigation

On May 14, 1999 and May 18, 1999, two lawsuits were filed against International Paper, the former Union Camp Corporation and other manufacturers of linerboard alleging that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993 through November 30, 1995. Both lawsuits were filed seeking nationwide class certification. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. The cases, which have been consolidated in federal court in the Eastern District of Pennsylvania, are at a very preliminary stage and no class has been certified at this time.

While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of this litigation will not have a material adverse effect on its consolidated financial position or results of operation.

Other Litigation

Last quarter the Company reported that its paper mill in Franklin, Virginia received a notice of violation in connection with the Environmental Protection Agency's (the "EPA") air permit enforcement initiative against the paper industry. On June 21, 1999, the Company's paper mill in Kaukauna, Wisconsin received a request for information from the EPA regarding the mill's compliance with air permitting regulations. The EPA's initiative may result in similar actions at other facilities.

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

ITEM 5. OTHER INFORMATION
-------------------------

Certificate of Amendment of The Certificate of Incorporation of International Paper

The Certificate of Incorporation of International Paper Company was amended by approval of the shareholders by a vote held on March 30, 1999. (Exhibit 3(i))

Long-Term Incentive Compensation Plan

The Long-Term Incentive Compensation Plan was amended by approval of the shareholders by a vote held on May 27, 1999. (Exhibit 99)

Restricted Stock Plan for Non-Employee Directors

The Restricted Stock Plan for Non-Employee Directors was amended by approval of the shareholders by a vote held on May 27, 1999. (Exhibit 99)

Transitional Performance Unit Plan

The Transitional Performance Unit Plan was approved by the Board of Directors on June 8, 1999, effective July 1, 1999. (Exhibit 99)

Chief Executive Officer Performance Incentive Plan

The Chief Executive Officer Performance Incentive Plan was approved by the Board of Directors on June 8, 1999. (Exhibit 99)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

               (a) Exhibits

                   (3)(i) Certificate of Amendment of The Certificate of
                            Incorporation of International Paper Company
                   (11)   Statement of Computation of Per Share Earnings
                   (12)   Computation of Ratio of Earnings to Fixed Charges
                   (27)   Financial Data Schedule
                   (99)   Long Term Incentive Compensation Plan
                   (99)   Restricted Stock Plan for Non-Employee Directors
                   (99)   Transitional Performance Unit Plan
                   (99)   Chief Executive Officer Performance Incentive Plan

               (b) Reports on Form 8-K

                   A Report on Form 8-K was filed on July 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

        Date:  August 16, 1999               By /s/ JOHN V. FARACI
                                                ------------------
                                             John V. Faraci
                                             Senior Vice President and Chief
                                             Financial Officer

        Date:  August 16, 1999               By /s/ ANDREW R. LESSIN
                                                --------------------
                                             Andrew R. Lessin
                                             Vice President and Controller and
                                             Chief Accounting Officer