Form 10-Q
period 1999-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1999-11-15
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999               Commission file number 1-3157

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

        Common stock outstanding on October 31, 1999: 414,078,621 shares.

                           INTERNATIONAL PAPER COMPANY
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Earnings -
            Three Months and Nine Months Ended September 30,
            1999 and 1998                                                  1

          Consolidated Balance Sheet -
            September 30, 1999 and December 31, 1998                       2

          Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998                  3

          Consolidated Statement of Common Shareholders' Equity -
            Three Months and Nine Months Ended September 30, 1999
            and 1998                                                     4 - 5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            16

Item 3.   Other Financial Information                                      27

PART II.  Other Information

Item 1.   Legal Proceedings                                                29

Item 2.   Changes in Securities                                            *

Item 3.   Defaults upon Senior Securities                                  *

Item 4.   Submission of Matters to a Vote of Security Holders              *

Item 5.   Other Information                                                *

Item 6.   Exhibits and Reports on Form 8-K                                 31

Signatures                                                                 31

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                          --------------------    --------------------
                                                            1999        1998        1999        1998
                                                          --------    --------    --------    --------
Net Sales                                                 $  6,251    $  6,032    $ 18,279    $ 17,871
                                                          --------    --------    --------    --------
Costs and Expenses
   Cost of products sold                                     4,593       4,568      13,589      13,340
   Selling and administrative expenses                         495         482       1,548       1,476
   Depreciation and amortization                               383         378       1,140       1,118
   Distribution expenses                                       268         273         821         808
   Taxes other than payroll and income taxes                    58          57         172         180
   Restructuring and other charges                                         155         113         155
   Write-off of in-process research and
      development costs acquired by an investee company                                              6
   Merger integration costs                                     68                     225
   Environmental remediation charge                             10                      10
   Oil and gas impairment charge                                            55                      55
   Equity earnings from investment in Scitex                                (1)         (3)         (2)
                                                          --------    --------    --------    --------
Total Costs and Expenses                                     5,875       5,967      17,615      17,136
                                                          --------    --------    --------    --------
   Reversal of reserves no longer required                                  45          36          45
   Gain on sale of business                                                 20                      20
                                                          --------    --------    --------    --------
Earnings Before Interest, Income Taxes, Minority
Interest and Extraordinary Item                                376         130         700         800
   Interest expense, net                                       134         147         400         461
                                                          --------    --------    --------    --------
Earnings (Loss) Before Income Taxes, Minority
Interest and Extraordinary Item                                242         (17)        300         339
   Income tax provision (benefit)                               54         (23)         64          89
   Minority interest expense, net of taxes                      43           8         117          49
                                                          --------    --------    --------    --------
Earnings (Loss) Before Extraordinary Item                      145          (2)        119         201
   Loss on extinguishment of debt, net of taxes                 (3)                    (16)
                                                          --------    --------    --------    --------
Net Earnings (Loss)                                       $    142    $     (2)   $    103    $    201
                                                          ========    ========    ========    ========
Earnings (Loss) Per Common Share Before Extraordinary
Item                                                      $   0.35    $  (0.01)   $   0.29    $   0.49
Earnings (Loss) Per Common Share - Extraordinary Item        (0.01)                  (0.04)
                                                          --------    --------    --------    --------
Earnings (Loss) Per Common Share                          $   0.34    $  (0.01)   $   0.25    $   0.49
                                                          ========    ========    ========    ========
Earnings (Loss) Per Common Share - Assuming
Dilution                                                  $   0.34    $  (0.01)   $   0.25    $   0.49
                                                          ========    ========    ========    ========
Average Shares of Common Stock Outstanding                   413.5       412.2       412.9       410.5
                                                          ========    ========    ========    ========
Cash Dividends Per Common Share                           $   0.25    $   0.26    $   0.76    $   0.78
                                                          ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                        September 30,  December 31,
                                                                            1999           1998
                                                                          --------      --------
Assets
Current Assets
   Cash and temporary investments                                         $    353      $    533
   Accounts and notes receivable, net                                        3,294         3,018
   Inventories                                                               3,188         3,211
   Other current assets                                                        367           378
                                                                          --------      --------
Total Current Assets                                                         7,202         7,140
Plants, Properties and Equipment, Net                                       14,593        15,328
Forestlands                                                                  3,031         3,093
Investments                                                                  1,106         1,147
Goodwill                                                                     2,637         2,699
Deferred Charges and Other Assets                                            1,918         1,932
                                                                          --------      --------
Total Assets                                                              $ 30,487      $ 31,339
                                                                          ========      ========
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                 $  1,126      $  1,418
   Accounts payable                                                          1,611         1,808
   Accrued payroll and benefits                                                371           370
   Other accrued liabilities                                                 1,287           841
                                                                          --------      --------
Total Current Liabilities                                                    4,395         4,437
                                                                          --------      --------
Long-Term Debt                                                               7,584         7,697
Deferred Income Taxes                                                        3,325         3,601
Other Liabilities                                                            1,289         1,321
Minority Interest                                                            1,675         1,720
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures         1,805         1,805
Common Shareholders' Equity
   Common stock, $1 par value, 1999 - 414.0 shares, 1998 - 413.2 shares        414           413
   Paid-in capital                                                           3,987         3,896
   Retained earnings                                                         6,657         6,868
   Accumulated other comprehensive income (loss)                              (614)         (395)
                                                                          --------      --------
                                                                            10,444        10,782
   Less: Common stock held in treasury, at cost, 1999 - 0.6 shares,
      1998 - 0.6 shares                                                         30            24
                                                                          --------      --------
Total Common Shareholders' Equity                                           10,414        10,758
                                                                          --------      --------
Total Liabilities and Common Shareholders' Equity                         $ 30,487      $ 31,339
                                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                           Nine Months Ended
                                                              September 30,
                                                          ------------------
                                                            1999       1998
                                                          -------    -------
Operating Activities
   Net earnings                                           $   103    $   201
   Depreciation and amortization                            1,140      1,118
   Deferred income tax (benefit) provision                   (209)        29
   Payments related to restructuring and legal reserves      (117)       (66)
   Payments related to Union Camp merger                     (124)
   Oil and gas impairment charges                                         55
   Restructuring and other charges                            113        155
   Merger integration costs                                   225
   Environmental remediation charge                            10
   Reversals of reserves no longer required                   (36)       (45)
   Gain on sale of business                                              (20)
   Loss on extinguishment of debt, before taxes                26
   Other, net                                                  22         48
   Changes in current assets and liabilities
      Accounts and notes receivable                          (331)        85
      Inventories                                             (57)       (38)
      Accounts payable and accrued liabilities                381       (181)
      Other                                                    11        (20)
                                                          -------    -------
Cash Provided by Operations                                 1,157      1,321
                                                          -------    -------
Investment Activities
   Invested in capital projects                              (706)      (873)
   Mergers and acquisitions, net of cash acquired             (54)      (464)
   Proceeds from divestitures                                 119        517
   Other                                                      (84)      (187)
                                                          -------    -------
Cash Used for Investment Activities                          (725)    (1,007)
                                                          -------    -------
Financing Activities
   Issuance of common stock                                   192         64
   Issuance of preferred securities by subsidiaries                    1,525
   Issuance of debt                                           787        209
   Reduction of debt                                       (1,159)    (1,287)
   Penalties paid on early retirement of debt                 (23)
   Change in bank overdrafts                                  (68)       (57)
   Dividends paid                                            (314)      (324)
   Other                                                      (12)        31
                                                          -------    -------
Cash (Used for) Provided by Financing Activities             (597)       161
                                                          -------    -------
Effect of Exchange Rate Changes on Cash                       (15)       (13)
                                                          -------    -------
Change in Cash and Temporary Investments                     (180)       462
Cash and Temporary Investments
   Beginning of the period                                    533        433
                                                          -------    -------
   End of the period                                      $   353    $   895
                                                          =======    =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Three Months Ended September 30, 1999

                                                                                Accumulated                              Total
                                                                                   Other                                 Common
                                 Common Stock Issued     Paid-in    Retained    Comprehensive      Treasury Stock     Shareholders'
                                 Shares      Amount      Capital    Earnings    Income (Loss)     Shares    Amount       Equity
                                 -------    --------    --------    --------    -------------   --------   --------   -------------
Balance, June 30, 1999           413,228    $    413    $  3,997    $  6,617       $  (620)          139   $      9     $ 10,398
Issuance of stock for various
   plans                             799           1         (10)                                   (207)       (12)           3
Repurchase of stock                                                                                  640         33          (33)
Cash dividends - Common
   stock ($0.25 per share)                                              (102)                                               (102)
Comprehensive income
   Net earnings                                                          142                                                 142
   Change in cumulative
     foreign currency
     translation adjustment                                                              6                                     6
                                                                                                                        --------
Total comprehensive
     income                                                                                                                  148
                                 -------    --------    --------    --------       -------      --------   --------     --------
Balance, September 30, 1999      414,027    $    414    $  3,987    $  6,657       $  (614)          572   $     30     $ 10,414
                                 =======    ========    ========    ========       =======      ========   ========     ========

                      Three Months Ended September 30, 1998

                                                                                Accumulated                              Total
                                                                                   Other                                 Common
                                 Common Stock Issued     Paid-in    Retained    Comprehensive      Treasury Stock     Shareholders'
                                 Shares      Amount      Capital    Earnings    Income (Loss)     Shares    Amount       Equity
                                 -------    --------    --------    --------    -------------   --------   --------   -------------
Balance, June 30, 1998           413,009    $    413    $  3,880    $  7,041       $  (371)          260   $     12     $ 10,951
Issuance of stock for various
   plans                               3                      (4)                                   (126)        (6)           2
Repurchase of stock                 (150)                     (6)                                    610         26          (32)
Cash dividends - Common
stock ($0.26 per share)                                                 (109)                                               (109)
Comprehensive income (loss)
   Net earnings (loss)                                                    (2)                                                 (2)
   Realized foreign currency
     translation adjustment
     related to divestitures                                                            (4)                                   (4)
   Change in cumulative
     foreign currency
     translation adjustment                                                             45                                    45
                                                                                                                        --------
Total comprehensive
   income (loss)                                                                                                              39
                                 -------    --------    --------    --------       -------      --------   --------     --------
Balance, September 30, 1998      412,862    $    413    $  3,870    $  6,930       $  (330)          744   $     32     $ 10,851
                                 =======    ========    ========    ========       =======      ========   ========     ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Nine Months Ended September 30, 1999

                                                                                Accumulated                              Total
                                                                                   Other                                 Common
                                 Common Stock Issued     Paid-in    Retained    Comprehensive      Treasury Stock     Shareholders'
                                 Shares      Amount      Capital    Earnings    Income (Loss)     Shares    Amount       Equity
                                 -------    --------     -------    --------    -------------   --------   --------   -------------
Balance, December 31, 1998       413,185    $    413    $  3,896    $  6,868       $  (395)          552   $     24     $ 10,758
Issuance of stock for various
   plans                             842           1          91                                  (1,870)       (87)         179
Repurchase of stock                                                                                1,890         93          (93)
Cash dividends - Common
   stock ($0.76 per share)                                              (314)                                               (314)
Comprehensive income (loss)
   Net earnings                                                          103                                                 103
   Change in cumulative
   foreign currency
   translation adjustment                                                             (219)                                 (219)
                                                                                                                        --------
Total comprehensive
   income (loss)                                                                                                            (116)
                                 -------    --------    --------    --------       -------      --------   --------     --------
Balance, September 30, 1999      414,027    $    414    $  3,987    $  6,657       $  (614)          572   $     30     $ 10,414
                                 =======    ========    ========    ========       =======      ========   ========     ========

                      Nine Months Ended September 30, 1998

                                                                                Accumulated                              Total
                                                                                   Other                                 Common
                                 Common Stock Issued     Paid-in    Retained    Comprehensive      Treasury Stock     Shareholders'
                                 Shares      Amount      Capital    Earnings    Income (Loss)     Shares    Amount       Equity
                                 -------    --------     -------    --------    -------------   --------   --------   -------------
Balance, December 31, 1997       408,174    $    408    $  3,659    $  7,053       $  (415)          726   $     37     $ 10,668
Issuance of stock for merger       4,683           5         227                                                             232
Issuance of stock for various
   plans                             279                     (13)                                 (1,832)       (90)          77
Repurchase of stock                 (274)                     (3)                                  1,850         85          (88)
Cash dividends - Common
   stock ($0.78 per share)                                              (324)                                               (324)
Comprehensive income
   Net earnings                                                          201                                                 201
   Realized foreign currency
      translation adjustment
      related  to divestitures                                                           7                                     7
   Change in cumulative
      foreign currency
      translation adjustment                                                            78                                    78
                                                                                                                        --------
Total comprehensive
      income                                                                                                                 286
                                 -------    --------    --------    --------       -------      --------   --------     --------
Balance, September 30, 1998      412,862    $    413    $  3,870    $  6,930       $  (330)          744   $     32     $ 10,851
                                 =======    ========    ========    ========       =======      ========   ========     ========

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

                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                              ------------------    ------------------
In millions                                    1999        1998      1999       1998
-----------                                   -------    -------    -------   -------
Net earnings (loss)                           $   142    $    (2)   $   103   $   201
Effect of dilutive securities
   Preferred securities of subsidiary trust
                                              -------    -------    -------   -------
Net earnings (loss) - assuming dilution       $   142    $    (2)   $   103   $   201
                                              =======    =======    =======   =======
Average common shares outstanding               413.5      412.2      412.9     410.5
Effect of dilutive securities
   Long-term incentive plan deferred
     compensation                                           (0.8)                (0.8)
   Stock options                                  3.3        0.9        3.3       2.7
   Preferred securities of subsidiary trust
                                              -------    -------    -------   -------
Average common shares outstanding -
   assuming dilution                            416.8      412.3      416.2     412.4
                                              =======    =======    =======   =======
Earnings (loss) per common share              $  0.34    $ (0.01)   $  0.25   $  0.49
                                              =======    =======    =======   =======
Earnings (loss) per common share -
   assuming dilution                          $  0.34    $ (0.01)   $  0.25   $  0.49
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

      International Paper issued approximately 110 million shares for approximately 74 million Union Camp shares, including options. Assuming dilution, approximately 417 million shares of International Paper are outstanding. Former Union Camp shareowners owned 26.3 percent of International Paper on the merger date. The merger was accounted for as a pooling of interests.

      The accompanying financial statements have been restated to combine the historical financial position and results of operations for both International Paper and Union Camp for all periods presented. The results of operations for the separate companies for the periods prior to the merger and the combined amounts included in the Company's consolidated financial statements are as follows:

                                                                 Nine Months
                                             Three Months           Ended
                                                Ended           September 30,
In millions                                 March 31, 1999           1998
-----------                                 --------------      -------------
Net sales:
    International Paper                         $  4,962          $ 14,514
    Union Camp                                     1,137             3,386
    Intercompany eliminations                        (67)              (29)
                                            --------------      -------------
                                                $  6,032          $ 17,871
                                            ==============      =============
Net earnings (loss)
    International Paper                         $     44          $    182
    Union Camp                                       (10)               24
    Other                                             (2)               (5)
                                            --------------      -------------
                                                $     32          $    201
                                            ==============      =============

      Note: Other includes the elimination of intercompany transactions and adjustments to conform the accounting practices of the two companies.

      In August 1999, the Company acquired Bolsaflex, S.A., a diversified manufacturer of high graphics plastic packaging for consumer products located in Buenos Aires, Argentina. This acquisition broadens our product offering in the region.

      On April 30, 1999, Carter Holt Harvey, a subsidiary of International Paper, announced the acquisition of the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business was acquired for approximately $25 million and consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

      In December 1998, the Company completed the previously announced acquisition of OAO Svetogorsk, a Russia-based pulp and paper business, which should enhance the Company's ability to serve growing market demand in Eastern Europe. Also in December 1998, Carter Holt Harvey and International Paper jointly acquired Marinetti S.A.'s paper cup division based in Chile. This acquisition enables the foodservice business to serve markets in South America.

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

      All of the acquisitions completed in 1998 and the Bolsaflex and Stone-Australia acquisitions in 1999, were accounted for using the purchase method. The operating results of the mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition.

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

      Distributions paid under all of the Company's subsidiary preferred securities were $31 million and $16 million for the third quarter of 1999 and 1998, respectively, and $103 million and $28 million for the nine months ended September 30, 1999 and 1998.

8. During the third quarter of 1999 the Company recorded special items amounting to a net pre-tax charge of $78 million ($47 million after taxes). The charge consisted of $50 million ($30 million after taxes) for Union Camp merger-related termination benefits, $18 million ($11 million after taxes) for one-time merger expenses and $10 million ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities.

      Also during the 1999 third quarter, the Company recorded an extraordinary $5 million pre-tax charge ($3 million after taxes) related to the continuation of a refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

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

      The Company also recorded an extraordinary $21 million pre-tax charge ($13 million after taxes) during the second quarter related to the refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

      The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                               Quarter
                                                   ------------------------------
                                                                                       Year to
In millions                                        First       Second      Third        Date
-----------                                        -----       ------      -----       -------
Earnings before special items, income taxes,
 minority interest and extraordinary item          $  94       $ 198       $ 320       $ 612
Merger-related termination benefits                              (98)        (50)       (148)
One-time merger expenses                                         (59)        (18)        (77)
Restructuring and other charges                                 (113)                   (113)
Reversal of reserves no longer required                           36                      36
Environmental reserve                                                        (10)        (10)
                                                   -----       -----       -----       -----
Earnings (loss) before income taxes, minority
 interest and extraordinary item                   $  94       $ (36)      $ 242       $ 300
                                                   ======      ======      ======      ======

      The one-time merger expenses of $77 million consist of $49 million of merger costs and $28 million of post-merger expenses. The merger costs are primarily investment banker, consulting, legal and accounting fees. Post-merger expenses include costs related to employee retention, such as stay bonuses and relocation. Other post-merger expenses include consulting fees and the costs related to integrating Union Camp systems.

      The Union Camp merger-related termination benefit charges result from the integration of the previously separate International Paper and Union Camp organizations. Under an integration benefits program 1,218 employees of the combined company were identified for termination during the second and third quarters at a total cost of $148 million. Benefits for certain senior executives and managers are payable from the general assets of the Company. Benefits for remaining employees are payable from plan assets of the Company's qualified pension plan. Terminated employees may elect to receive termination benefits in a one-time upfront payment or over a period of time. Through September 30, 1999, 567 employees have been terminated at a cost of $83 million. Substantially all of the 1,218 positions are expected to be eliminated by May 31, 2000. No further adjustments are anticipated to be made to the merger-related termination benefit charges.

      The following table is a roll forward of the Union Camp merger-related termination benefit charges and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of the Company or from the assets of the Company's qualified pension plan.

                                                                     Termination
In millions                                                            Benefits
-----------                                                          -----------
Special charge (572 employees)                                             $ 98
Incurred costs - second quarter 1999 (83 employees)                         (30)
Special charge (646 employees)                                               50
Incurred costs - third quarter 1999 (484 employees)                         (53)
                                                                     -----------
Balance, September 30, 1999 (651 employees)                                $ 65
                                                                     ===========

Note: Benefit costs are treated as incurred on termination date of employee.

      The $113 million second quarter charge for the asset shutdowns of excess internal capacity and cost reduction actions includes $57 million of asset write-downs and $56 million of severance and other charges. The following table and discussion present additional detail related to the $113 million charge.

                                                        Asset       Severance
In millions                                          Write-downs    and Other       Total
-----------                                          -----------    ---------     ---------
Printing and Communication Papers          (a)              $  6         $ 27          $ 33
European Papers                            (b)                 3            7            10
Consumer Packaging                         (c)                19           12            31
Industrial Packaging                       (d)                12                         12
Chemicals and Petroleum                    (e)                10            3            13
Industrial Papers                          (f)                 7            7            14
                                                     -----------    ---------     ---------
                                                            $ 57         $ 56          $113
                                                     ===========    =========     =========

(a) The Company recorded a charge of $24 million for severance related to the second phase of the Printing and Communication Papers business plan to improve the cost position of its mills. The charge, pursuant to the Company's ongoing severance program, covers a reduction of approximately 289 employees at 14 mills in the U.S. At September 30, 1999, 146 employees had been terminated.

      Also, management approved a decision to permanently shut down the Hudson River mill No. 4 paper machine located in Corinth N.Y. and the No. 2 paper machine at the Franklin V.A. mill. The Franklin machine was shut down in September 1999 and the Hudson River machine was previously shut down. The Hudson River machine had been temporarily shut down in October 1998 because of lack of orders. The machines were written down by $6 million to their estimated fair value of zero. Severance costs of $3 million cover the termination of 147 employees. At September 30, 1999, 79 employees had been terminated.

(b) The charge for European Papers, which covers the shutdown of two mills, consists of $3 million in asset write downs, $6 million in severance costs and $1 million of other exit costs. The Company decided to shut down the Lana mill in Docelles, France due to excess capacity. The Lana mill produces approximately 5,000 metric tons of high-end uncoated specialty paper per year. The Company plans to shift this production to the La Robertsau mill in Strasbourg, France. The mill shutdown will be completed by June 2000. The Lana mill fixed assets were written down $3 million to their estimated fair value of zero. Costs related to the site closure are expected to be $1 million and severance related to the termination of 42 employees will be approximately $4 million. The Lana mill had revenues of $9 million and an operating loss of $1 million for the nine months ended September 30, 1999. At September 30, 1999, 2 employees had been terminated.

      The Corimex coating plant was shut down in April 1999. The market for thermal fax paper, which was produced at the plant, has been shrinking since the mid-1990's. The assets at this plant were considered to be impaired in 1997 and were written down accordingly at that time. A $2 million severance charge was recorded during the second quarter of 1999 to cover the costs of terminating 81 employees. Corimex had revenues of $6 million and an operating loss of $3 million for the nine months ended September 30, 1999. At September 30, 1999, 81 employees had been terminated.

(c) The Company's Consumer Packaging business is implementing a plan to improve the overall performance of the Moss Point, Miss., mill. Included in this plan is the shutdown of the No. 3 paper machine which produces labels. This production is being transferred to the Hudson River mill. The machine was written down $6 million to its estimated fair value of zero. Severance costs including, but not limited to, employees associated with the No. 3 machine total $10 million and cover the elimination of 360 positions. At September 30, 1999, 272 employees had been terminated.

      Consumer Packaging shut down a facility in Brazil in an effort to reduce excess capacity. Customers are being supplied by other International Paper facilities in Latin America. The assets were written down $13 million to their estimated fair value of zero and a severance charge of $1 million covers the elimination of 29 positions. Other exit costs total $1 million. At September 30, 1999, 16 employees had been terminated.

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

(e) As a result of an overall reduction in market demand for dissolving pulp, the decision was made to downsize the Company's Natchez mill. Charges associated with capacity reduction total $10 million and include the shutdown of several pieces of equipment. A severance charge of $3 million includes the elimination of 89 positions. At September 30, 1999, 88 employees had been terminated.

(f) The Company's Industrial Papers business is implementing a plan to reduce excess capacity at several of its locations. Certain equipment at the Kaukauna, De Pere, and Menasha, Wis., plants is scheduled to be shut down and the Toronto, Canada plant has been closed. The total amount related to the write-down of these assets is $7 million. Severance costs related to these shutdowns are $5 million and are based on a personnel reduction of 123 employees. Other exit costs total $2 million. At September 30, 1999, 26 employees had been terminated.

      The following table is a roll forward of the severance costs included in the 1999 restructuring plan:

         In millions                                     Severance
         -----------                                   -------------
         Opening balance - second quarter              $          49
         Cash charges - third quarter 1999                       (13)
                                                       -------------
         Balance, September 30, 1999                   $          36
                                                       =============

      The $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, the Company's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

      The following table shows the impact of special items on 1998 pre-tax earnings by quarter:

                                                              Quarter
                                             -----------------------------------------
In millions                                  First      Second       Third      Fourth       Year
-----------                                  -----      ------       ------     ------      -----
Earnings before special items, income
  taxes and minority interest                $ 185       $ 177       $ 128       $ 110      $ 600

Reversal of reserves no longer required                                 45          38         83

Gain on sale of Veratec business                                        20                     20

Oil and gas impairment charges                                         (55)        (56)      (111)

Restructuring charges and write-off of
  acquired in-process research and
  development costs by Scitex                               (6)        (10)                   (16)

Restructuring and other charges                                       (145)                  (145)
                                             -----      ------       ------     ------      ------
Earnings (loss) before income taxes
  and minority interest                      $ 185       $ 171       $ (17)      $  92      $ 431
                                             =====      ======       ======     ======      ======

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

      A full discussion of these charges is included in the Company's 1998 Annual Report filed on Form 10-K.

      The following table is a roll forward of the severance costs included in the 1998 restructuring plan:

         In millions                                   Severance
         -----------                                 --------------
         Opening balance - third quarter 1998        $          81

         Cash charges - fourth quarter 1998                    (19)
                                                     --------------
         Balance, December 31, 1998                             62

         Cash charges - first quarter 1999                     (36)

         Cash charges - second quarter 1999                    (14)

         Cash charges - third quarter 1999                       0

         Reserve reversal                                       (6)
                                                     --------------
         Balance, September 30, 1999                 $           6
                                                     ==============

      The severance reserve recorded in the 1998 third quarter is related to 2,508 employees. At December 31, 1998, 1,080 employees had been terminated. At September 30, 1999, 2,274 employees had been terminated. We anticipate that substantially all of the remaining reserve will be utilized by December 31, 1999.

9.    Inventories by major category include:

                                               September 30,       December 31,
In millions                                        1999                1998
-----------                                    -------------       ------------
Raw materials                                        $  410            $  555
Finished pulp, paper and packaging products           1,925             1,800
Finished lumber and panel products                      175               183
Operating supplies                                      487               510
Other                                                   191               163
                                               -------------       ------------
   Total                                             $3,188            $3,211
                                               =============       ============

10. Interest payments made during the nine month periods ended September 30, 1999 and 1998 were $450 million and $583 million, respectively. Capitalized net interest costs were $27 million for the nine months ended September 30, 1999. The Company capitalized net interest costs of $34 million for the nine months ended September 30, 1998. Total interest expense was $457 million for the nine months ended September 30, 1999 and $532 million for the nine months ended September 30,

      1998. Income tax payments made during the nine months ended September 30, 1999 and 1998 were $31 million and $150 million respectively.

11. Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $176 million and $316 million at September 30, 1999 and December 31, 1998, respectively.

12. Accumulated depreciation was $14.9 billion at September 30, 1999 and $14.2 billion at December 31, 1998. The allowance for doubtful accounts was $119 million at September 30, 1999 and $115 million at December 31, 1998.

13. The Company's equity investments consist primarily of Scitex and Carter Holt Harvey's 30% ownership in COPEC, which it holds through a joint venture. Both Scitex and COPEC are publicly traded companies. At September 30, 1999, the carrying amounts of these investments and their market values based on the closing per share amounts were as follows:

           In millions                      Scitex           COPEC
           -----------                      ------         ---------
           Carrying amount                   $  33         $    833

           Market value                      $  62         $  1,343

      For various reasons, the market values on the closing per share amount may be higher or lower than the amount that could be realized if these investments were sold. On November 9, 1999 International Paper entered into an agreement to sell its shares in Scitex for nearly $80 million. The agreement is scheduled to close in January 2000. Disposition of this investment has been pursued since 1997.

14. The Company uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments which do not qualify for hedge accounting treatment are recognized in earnings.

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

15. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

16. Certain reclassifications have been made to prior-year amounts to conform with the current-year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper's third-quarter 1999 net sales were $6,251 million, ahead of the $5,996 million in the 1999 second-quarter and $6,032 in the 1998 third-quarter. All previous periods have been restated to include Union Camp Corporation.

Third-quarter 1999 earnings were $192 million, or $.46 per share, before special and extraordinary items. This is an increase of $92 million ($.22 per share) over second-quarter 1999 earnings of $100 million ($.24 per share) before special and extraordinary items. Third quarter 1998 earnings were $80 million before special charges or $.20 per share.

International Paper reported net earnings of $142 million or $.34 per share after special and extraordinary items in the third-quarter of 1999. Special items amounted to $78 million before taxes ($47 million after taxes or $.11 per share) and consisted of charges of $50 million for Union Camp merger related severance, $18 million for one-time merger expenses and $10 million to increase existing environmental remediation reserves related to certain former Union Camp facilities. The extraordinary expense of $3 million after taxes, or $.01 per share, was for the continuation of a refinancing of high interest Union Camp debt which International Paper assumed under the merger agreement. We reported a net loss in the 1998 third-quarter of $2 million, or $.01 per share, after special items of $145 million ($82 million after taxes). These items included a $45 million pre-tax gain ($27 million after taxes) for the reversal of previously established reserves that were no longer required, a $20 million pre-tax gain ($12 million after taxes) from the sale of the Veratec nonwovens business, a $55 million pre-tax oil and gas impairment charge ($33 million after taxes), and new restructuring and other pre-tax charges totaling $155 million ($88 million after taxes).

The effective tax rate on operating earnings decreased from 30% for the six months ended June 30, 1999 to 28% for the nine months ended September 30, 1999. This had a positive impact on earnings of about $.03 per share. Also in the third quarter, because International Paper has a large concentration of facilities and forestlands in the southeastern U.S., this season's Atlantic hurricanes negatively impacted earnings by about $.03 per share.

Printing and Communications Papers 1999 third-quarter net sales increased to $1,500 million from the 1999 second-quarter of $1,405 million and $1,455 million in the 1998 third-quarter. Third-quarter operating profit of $84 million improved significantly from the $22 million reported in the 1999 second-quarter and $34 million in the 1998 third-quarter. Earnings in the U.S. papers business increased more than four-fold over the previous quarter and more than doubled over the 1998 third-quarter due to favorable pricing and internal cost-cutting activities. European Papers' results were more than twice the earnings in the 1999 second-quarter and up 76% from the 1998 third-quarter. Contributing to this earnings increase is the improving market conditions for uncoated and coated papers combined with reduced costs.

Printing & Communications Papers (in millions)
----------------------------------------------

                                           1999                                           1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter    3rd Quarter     Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $1,405          $1,500          $4,380          $1,480          $1,455          $4,520
Operating Profit          $   22          $   84          $  114          $   77          $   34          $  209

Industrial and Consumer Packaging 1999 third-quarter net sales were $1,780 million, up from $1,760 million in the 1999 second-quarter and the $1,765 million in the 1998 third-quarter. The segment posted operating profit of $171 million in the 1999 third-quarter, up from the $142 million in the previous quarter and well ahead of the third-quarter 1998 operating profit of $95 million. Industrial Packaging is leading the improvement in the segment with a 32% increase in earnings over the 1999 second-quarter and a more than three-fold increase over the 1998 third-quarter. The improvement is primarily a result of favorable pricing and other benefits from the Union Camp merger. The third-quarter 1999 average price for containerboard was about 10% higher than in the 1999 second-quarter. Consumer Packaging earnings were up only slightly from the prior period due in part to a slower than anticipated price recovery for the bleached board system and tight markets for converters.

Industrial & Consumer Packaging (in millions)
---------------------------------------------

                                           1999                                            1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter     3rd Quarter    Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $1,760          $1,780          $5,215          $1,790          $1,765          $5,285
Operating Profit          $  142          $  171          $  369          $  110          $   95          $  295

Distribution 1999 third-quarter net sales of $1,740 million were ahead of the 1999 second-quarter net sales of $1,675 million as well as the 1998 third-quarter of $1,685 million. The increase in sales over the 1998 third-quarter reflects the impact of Zellerbach which was acquired in August 1998. Operating profit of $25 million in the 1999 third-quarter is down slightly from the $27 million in the 1999 second-quarter but ahead of the $23 million in the 1998 third-quarter. More benefits were realized from the Zellerbach merger and year over year margins improved.

Distribution (in millions)
--------------------------

                                           1999                                            1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter     3rd Quarter    Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $1,675          $1,740          $5,115          $1,380          $1,685          $4,475
Operating Profit          $   27          $   25          $   76          $   20          $   23          $   60

Chemicals and Petroleum, which includes results from our approximately 68% owned subsidiary, Bush Boake Allen, reported 1999 third-quarter net sales of $370 million which were slightly higher than the $360 million in the previous quarter and even with the 1998 third-quarter. Operating profit of $38 million in the current quarter is 36% higher than the previous quarter with all of the businesses included in this segment showing an improvement. Earnings of our Chemical businesses increased as a result of higher shipments of upgraded resins and strong Asian demand. Results were further improved by an average increase of 27% in oil and gas prices and a 10% increase in demand for chemical specialty pulp. Operating profit in the 1998 third-quarter was $34 million.

Chemicals and Petroleum (in millions)
-------------------------------------

                                           1999                                            1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter     3rd Quarter    Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $  360          $  370          $1,080          $  375          $  370          $1,110
Operating Profit          $   28          $   38          $   85          $   31          $   34          $   95

Forest Products 1999 third-quarter net sales of $825 million were up from the $815 million in the 1999 second-quarter and $725 million in the 1998 third-quarter. Current quarter operating profit of $199 million reflects an almost 15% improvement from the previous quarter and is well ahead of the $154 million in the 1998 third-quarter. Within the segment, Forest Resources' earnings were up about 30% over the previous quarter, in part due to the sale of forestlands in northeastern Maine. Building Materials earnings were down slightly from the previous quarter but about double the 1998 third-quarter results. The decline was mainly due to lower

European sales in Masonite and Decorative Products during the traditionally slow summer period. The decline was partially offset by improvements in the Wood Products business as a result of continued strong market conditions throughout much of the quarter.

Forest Products (in millions)
-----------------------------

                                           1999                                            1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter     3rd Quarter    Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $  815          $  825          $2,425          $  715          $  725          $2,155
Operating Profit          $  175          $  199          $  548          $  136          $  154          $  415

Carter Holt Harvey reported net sales of $410 million in the 1999 third-quarter compared with $400 million in the 1999 second quarter and $345 million in the 1998 third-quarter. Operating profit in the 1999 third-quarter of $12 million reflects an improvement over the previous quarter operating profit of $8 million. Carter Holt Harvey posted a loss of $1 million in the 1998 third-quarter.

Carter Holt Harvey (in millions)
--------------------------------

                                           1999                                            1998
                        -------------------------------------------     ------------------------------------------
                        2nd Quarter     3rd Quarter     Nine Months     2nd Quarter     3rd Quarter    Nine Months
                        -------------------------------------------     ------------------------------------------
Sales                     $  400          $  410          $1,175          $  365          $  345           $1,125
Operating Profit          $    8          $   12          $   20          $   11          $   (1)          $   14

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

Liquidity and Capital Resources

Cash provided by operations totaled $1,157 million for the 1999 nine months compared with $1,321 million for the 1998 nine month period. Lower earnings for the 1999 nine months were partially offset by decreased working capital requirements. Working capital on a cash flow basis decreased $4 million during the nine months of 1999 compared with an increase of $154 million for the nine months of 1998.

Investments in capital projects totaled $706 million for the 1999 nine month period compared to the $873 million spent in the nine months of 1998. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund expected capital expenditures. Capital expenditures for 1999 are anticipated to be approximately $1.2 billion, which is below depreciation expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 1999 and 1998 nine month periods include a $372 million net decrease and $1,078 million net decrease in primarily short-term debt, respectively. During the 1998 first quarter, $170 million of

7.005% preferred securities were issued by a subsidiary of the Company as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. During the second quarter of 1998, the Company issued $550 million of preferred securities with a dividend payment based on LIBOR, the proceeds of which were used to retire short-term debt. During the third quarter of 1998, the Company issued $805 million of 7 7/8% preferred securities, the proceeds of which were also used to retire short-term debt. The dividend payments for these preferred securities are included in minority interest expense.

Common stock dividend payments were $314 million or $.76 per common share for the 1999 nine months and $324 million or $.78 per common share for the 1998 nine months. Dividend payments for the third quarters ended September 30, 1999 and 1998 were $102 million or $.25 per common share and $109 million or $.26 per common share, respectively.

Mergers and Acquisitions

In August 1999, the Company acquired Bolsaflex S.A., a diversified manufacturer of high graphics plastic packaging for consumer products located in Buenos Aires, Argentina. This acquisition broadens our product offering in the region.

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

International Paper issued approximately 110 million shares for approximately 74 million Union Camp shares, including options. Assuming dilution, approximately 417 million shares of International Paper are outstanding. Former Union Camp shareowners owned 26.3% of International Paper on the merger date. The merger was accounted for as a pooling of interests.

The merger is expected to result in at least $425 million in annual cost savings by the end of the year 2000, an increase from previously reported cost savings of $300 million, through a combination of reductions in overhead, process improvements, facility rationalization, purchasing and logistics savings.

Restructuring, Special and Extraordinary Items

During the third quarter of 1999 the Company recorded special items amounting to a net pre-tax charge of $78 million ($47 million after taxes). The charge consisted of $50 million ($30 million after taxes) for Union Camp merger-related termination benefits, $18 million ($11 million after taxes) for one-time merger expenses and $10 million ($6 million after taxes) to increase existing environmental remediation reserves related to former Union Camp facilities.

Also during the 1999 third quarter, the Company recorded an extraordinary $5 million pre-tax charge ($3 million after taxes) related to the continuation of a refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

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

The Company also recorded an extraordinary $21 million pre-tax charge ($13 million after taxes) during the second quarter related to the refinancing of high interest Union Camp debt, which the Company assumed under the merger agreement.

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                           Quarter
                                                       --------------------------------------         Year to
In millions                                            First           Second          Third            Date
-----------                                            ------          ------          ------         -------
Earnings before special items, income taxes,
  minority interest and extraordinary item             $  94           $ 198           $ 320           $ 612
Merger-related termination benefits                                      (98)            (50)           (148)
One-time merger expenses                                                 (59)            (18)            (77)
Restructuring and other charges                                         (113)                           (113)
Reversal of reserves no longer required                                   36                              36
Environmental reserve                                                                    (10)            (10)
                                                       ------          ------          ------         -------
Earnings (loss) before income taxes, minority
  interest and extraordinary item                      $  94           $ (36)          $ 242           $ 300
                                                       ======          ======          ======         =======

The one-time merger expenses of $77 million consist of $49 million of merger costs and $28 million of post-merger expenses. The merger costs are primarily investment banker, consulting, legal and accounting fees. Post-merger expenses include costs related to employee retention, such as stay bonuses and relocation. Other post-merger expenses include consulting fees and the costs related to integrating Union Camp systems.

The Union Camp merger-related termination benefit charges result from the integration of the previously separate International Paper and Union Camp organizations. Under an integration benefits program 1,218 employees of the combined company were identified for termination during the second and third quarters at a total cost of $148 million. Benefits for certain senior executives and managers are payable from the general assets of the Company. Benefits for remaining employees are payable from plan assets of the Company's qualified pension plan. Terminated employees may elect to receive termination benefits in a one-time upfront payment or over a period of time. Through September 30, 1999, 567 employees have been terminated at a cost of $83 million. Substantially all of the 1,218 positions are expected to be eliminated by May 31, 2000. No further adjustments are anticipated to be made to the merger-related termination benefit charges.

The following table is a roll forward of the Union Camp merger-related termination benefit charges and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of the Company or from the assets of the Company's qualified pension plan.

                                                              Termination
  In millions                                                   Benefits
  -----------                                                ---------------
  Special charge (572 employees)                             $          98
  Incurred costs - second quarter 1999 (83 employees)                  (30)
  Special charge (646 employees)                                        50
  Incurred costs - third quarter 1999 (484 employees)                  (53)
                                                             ---------------
  Balance, September 30, 1999 (651 employees)                $          65
                                                             ===============

Note: Benefit costs are treated as incurred on termination date of employee.

      The $113 million second quarter charge for the asset shutdowns of excess internal capacity and cost reduction actions includes $57 million of asset write-downs and $56 million of severance and other charges. The following table and discussion present additional detail related to the $113 million charge.

                                               Asset       Severance
In millions                                 Write-downs    and Other       Total
-----------                                 -----------    ---------       -----
Printing and Communication Papers       (a)    $  6          $ 27          $ 33
European Papers                         (b)       3             7            10
Consumer Packaging                      (c)      19            12            31
Industrial Packaging                    (d)      12                          12
Chemicals and Petroleum                 (e)      10             3            13
Industrial Papers                       (f)       7             7            14
                                            -----------    ---------       -----
                                               $ 57          $ 56          $113
                                            ===========    =========       =====

(a) The Company recorded a charge of $24 million for severance related to the second phase of the Printing and Communication Papers business plan to improve the cost position of its mills. The charge, pursuant to the Company's ongoing severance program, covers a reduction of approximately 289 employees at 14 mills in the U.S. At September 30, 1999, 146 employees had been terminated.

      Also, management approved a decision to permanently shut down the Hudson River mill No. 4 paper machine located in Corinth N.Y. and the No. 2 paper machine at the Franklin V.A. mill. The Franklin machine was shut down in September 1999 and the Hudson River machine was previously shut down. The Hudson River machine had been temporarily shut down in October 1998 because of lack of orders. The machines were written down by $6 million to their estimated fair value of zero. Severance costs of $3 million cover the termination of 147 employees. At September 30, 1999, 79 employees had been terminated.

(b) The charge for European Papers, which covers the shutdown of two mills, consists of $3 million in asset write downs, $6 million in severance costs and $1 million of other exit costs. The Company decided to shut down the Lana mill in Docelles, France due to excess capacity. The Lana mill produces approximately 5,000 metric tons of high-end uncoated specialty paper per year. The Company plans to shift this production to the La Robertsau mill in Strasbourg, France. The mill shutdown will be competed by June 2000. The Lana mill fixed assets were written down $3 million to their estimated fair value of zero. Costs related to the site closure are expected to be $1 million and severance related to the termination of 42 employees will be approximately $4 million. The Lana mill had revenues of $9 million and an operating loss of $1 million for the nine months ended September 30, 1999. At September 30, 1999, 2 employees had been terminated.

      The Corimex coating plant was shut down in April 1999. The market for thermal fax paper, which was produced at the plant, has been shrinking since the mid-1990's. The assets at this plant were considered to be impaired in 1997 and were written down accordingly at that time. A $2 million severance charge was recorded during the second quarter of 1999 to cover the costs of terminating 81 employees. Corimex had revenues of $6 million and an operating loss of $3 million for the nine months ended September 30, 1999. At September 30, 1999, 81 employees had been terminated.

(c) The Company's Consumer Packaging business is implementing a plan to improve the overall performance of the Moss Point, Miss., mill. Included in this plan is the shutdown of the No. 3 paper machine which produces labels. This production is being transferred to the Hudson River mill. The machine was written down $6 million to its estimated fair value of zero. Severance costs including, but not limited to, employees associated with the No. 3 machine total $10 million and cover the elimination of 360 positions. At September 30, 1999, 272 employees had been terminated.

      Consumer Packaging shut down a facility in Brazil in an effort to reduce excess capacity. Customers are being supplied by other International Paper facilities in Latin America. The assets were written down $13 million to their estimated fair value of zero and a severance charge of $1 million covers the elimination of 29 positions. Other exit costs total $1 million. At September 30, 1999, 16 employees had been terminated.

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

(e) As a result of an overall reduction in market demand for dissolving pulp, the decision was made to downsize the Company's Natchez mill. Charges associated with capacity reduction total $10 million and include the shutdown of several pieces of equipment. A severance charge of $3 million includes the elimination of 89 positions. At September 30, 1999, 88 employees had been terminated.

(f) The Company's Industrial Papers business is implementing a plan to reduce excess capacity at several of its locations. Certain equipment at the Kaukauna, De Pere, and Menasha, Wis., plants is scheduled to be shut down and the Toronto, Canada plant has been closed. The total amount related to the write-down of these assets is $7 million. Severance costs related to these shutdowns are $5 million and are based on a personnel reduction of 123 employees. Other exit costs total $2 million. At September 30, 1999, 26 employees had been terminated.

The following table is a roll forward of the severance costs included in the 1999 restructuring plan:

           In millions                                     Severance
           -----------                                   -------------
           Opening balance - second quarter 1999               $   49
           Cash charges - third quarter 1999                      (13)
                                                         -------------
           Balance, September 30, 1999                         $   36
                                                         =============

The $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, the Company's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

International Paper continually evaluates its operations for improvement. When any such plans are finalized the Company may incur costs or charges in future periods related to the implementation of such plans. We expect to incur additional one-time merger costs related to the Union Camp merger in the 1999 fourth quarter and to finalize some plans to reduce excess capacity.

Other

Interest expense decreased from $461 million for the nine months of 1998 to $400 million in the 1999 nine months. During 1998 about $1.5 billion of preferred securities of subsidiaries were issued and debt was reduced by approximately $1.8 billion. The distributions of the preferred securities are included in minority interest expense. This decrease in debt was the primary reason for the decline in interest expense.

Minority interest expense for the 1999 nine months increased due to increased expense related to preferred securities.

The effective income tax rate for the 1999 nine months declined to 21% from 26% in the 1998 nine months primarily due to changes in the mix of estimated annual earnings. Fourth quarter 1998 adjustments lowered the full year 1998 rate to 22%. The adjustments were a result of the impact of state tax credits, changes in the geographic mix of overall taxable earnings, and permanent tax benefits on sales of non-U.S. businesses and non-strategic timberland assets. The effective tax rate before special and extraordinary items was 28% and 31% for the nine months ended September 30, 1999 and 1998, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the nine month periods ended September 30, 1999 and 1998.

                                                   1999                               1998
                                     ----------------------------------   ----------------------------------
                                     Pre-Tax        Tax                   Pre-Tax      Tax
                                     Earnings     Expense     Effective   Earnings    Expense      Effective
In millions                           (Loss)     (Benefit)    Tax Rate     (Loss)    (Benefit)      Tax Rate
-----------                          --------    ---------    ---------   --------   ---------     ---------
Before special and extraordinary
  items                              $    638    $    181        28%      $   490    $    154          31%
Union Camp merger-related
  termination benefits                   (148)        (51)       34%
One-time merger expenses                  (77)        (17)       22%
Restructuring and other charges          (113)        (44)       39%         (155)        (67)         43%
Oil and gas impairment charge                                                 (55)        (22)         40%
Reversals of reserves no longer
  required                                 36           9        25%           45          18          40%
Environmental reserve                     (10)         (4)       40%
Gain on sale of business                                                       20           8          40%
Loss on extinguishment of debt            (26)        (10)       38%
Write-off of in-process research
  and development costs acquired
  by an investee company                                                       (6)         (2)         33%
                                     --------    ---------                --------   ---------
After special and extraordinary
  items                              $    300    $     64        21%      $   339    $     89          26%
                                     ========    =========                ========   =========

Year 2000 Readiness

The Year 2000 problem concerns the inability of systems to properly recognize and process date-sensitive information beyond January 1, 2000. We have substantially completed the necessary testing, remediation and final action plans at International Paper in an effort to ensure that we will enter the Year 2000 without a material disruption to our customers. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems. It also includes readiness assessment of significant vendors and customers, as well as a contingency and continuing compliance plan. The former Union Camp facilities acquired in our recent merger have met our September 30, 1999 target date for completion of this program. The Year 2000 Program Office, a centralized department which coordinates Y2K efforts throughout the Company, will continue to support our extensive network of Y2K coordinators and contacts up to and through the Year 2000.

Some systems will be addressed between now and year end for practical business reasons. These exceptions to our target dates represent less than 0.5% of our total inventory of potential Y2K exposure and do not present major risks to the continued operation of the Company. Examples include:

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

The Company adopted a 9-step process toward Year 2000 readiness: (1) planning and awareness; (2) inventory; (3) triage (assess risks and prioritize efforts);
(4) detailed assessment (identification of where failures may occur, solutions and workarounds, and plans to repair or replace); (5) resolution (repair, replace or retire systems that cannot properly process Year 2000 dates; create bridges to other systems and perform unit testing); (6) test planning; (7) test execution (some manufacturing systems require scheduling of equipment downtime);
(8) deployment of compliant systems; and (9) fallout (remove bridges and patches; recertify). These steps are essentially complete.

Our estimate of the incremental Year 2000-related costs is $90 million plus or minus 10%. This cost excludes software and systems that are being replaced or upgraded in the normal course of business. The majority of these costs relate to production facility systems. Spending through September 30, 1999 was $77 million. Our policy is to expense as incurred information system maintenance and modification costs and to capitalize the cost of new software and amortize it over the assets' useful lives.

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

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON THE COMPANY'S BEST ESTIMATES OF FUTURE EVENTS. RISKS GOING FORWARD INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO HAVE DISCOVERED AND CORRECTED ALL THE POTENTIAL YEAR 2000 PROBLEMS THAT COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF SUPPLIERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

ITEM 3. OTHER FINANCIAL INFORMATION

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment

                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                          -----------------------       -----------------------
                                            1999           1998           1999           1998
                                          --------       --------       --------       --------
Printing and Communications Papers        $  1,500       $  1,455       $  4,380       $  4,520
Industrial and Consumer Packaging            1,780          1,765          5,215          5,285
Distribution                                 1,740          1,685          5,115          4,475
Chemicals and Petroleum                        370            370          1,080          1,110
Forest Products                                825            725          2,425          2,155
Carter Holt Harvey                             410            345          1,175          1,125
Corporate and Intersegment Sales (1)          (374)          (313)        (1,111)          (799)
                                          --------       --------       --------       --------
Net Sales                                 $  6,251       $  6,032       $ 18,279       $ 17,871
                                          ========       ========       ========       ========

Operating Profit by Industry Segment

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                ---------------------       ---------------------
                                                  1999          1998          1999         1998
                                                -------       -------       -------       -------
Printing and Communications Papers              $    84       $    34       $   114       $   209
Industrial and Consumer Packaging                   171            95           369           295
Distribution                                         25            23            76            60
Chemicals and Petroleum                              38            34            85            95
Forest Products                                     199           154           548           415
Carter Holt Harvey (2)                               12            (1)           20            14
                                                -------       -------       -------       -------
Operating Profit                                    529           339         1,212         1,088
Interest expense, net                              (134)         (147)         (400)         (461)
Minority interest adjustment                         21             3            42            45
Corporate items, net (1) (3)                        (96)          (68)         (245)         (184)
Restructuring and other charges                                  (155)         (113)         (155)
Merger integration costs                            (68)                       (225)
Reversal of reserves no longer required                            45            36            45
Oil and gas impairment charge                                     (55)                        (55)
Environmental remediation charge                    (10)                        (10)
Gain on sale of business                                           20                          20
Scitex restructuring and other charges                              1             3            (4)
                                                -------       -------       -------       -------
Earnings (loss) before income taxes,
  minority interest and extraordinary item      $   242       $   (17)      $   300       $   339
                                                =======       =======       =======       =======

(1) Includes results from operations that were disposed of in 1998.
(2) Includes equity earnings (in millions) of $14 and $2 for the 3 months ended September 30, 1999 and 1998, respectively, and $36 and $13 for the nine months ended September 30, 1999 and 1998, respectively. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.
(3) Includes goodwill amortization related to Federal Paper Board (in millions) of $10 for the three months ended September 30, 1999 and 1998 and $29 for the nine months ended September 30, 1999 and 1998.

Production by Product

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                   --------------------          --------------------
                                                   1999           1998           1999           1998
                                                   -----          -----          -----          -----
Printing Papers (In thousands of tons)
   White Papers and Bristols (a)                   1,232          1,294          3,937          3,931
   Coated Papers                                     308            317            963            957
   Market Pulp (b)                                   545            494          1,538          1,500
   Newsprint                                          26             24             74             71

Packaging (In thousands of tons)
   Containerboard (a)                              1,230          1,185          3,600          3,535
   Bleached Packaging Board                          561            538          1,676          1,610
   Industrial Papers                                 227            212            677            657
   Industrial and Consumer Packaging (c)           1,263          1,249          3,765          3,646

Specialty Products (In thousands of tons)
   Tissue                                             37             39            118            111

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (d)                 518            464          1,497          1,347
   Lumber (board feet)                               715            695          2,213          2,050
   MDF (sq. ft. 3/4" - basis)                         53             75            167            233
   Particleboard (sq. ft. 3/4" - basis)               51             51            148            146

(a) Certain reclassifications and adjustments have been made to current and prior year amounts.
(b)   This excludes market pulp purchases.
(c) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(d)   Panels include plywood and oriented strand board.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

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

While the total cost of these three settlements is not presently known with certainty, the Company believes its reserves, totaling $85 million at September 30, 1999, are adequate to cover any amounts to be paid and that these settlements will not have a material adverse effect on its consolidated financial position or results of operations. The reserve balance is net of $51 million of expected insurance recoveries (apart from the insurance recoveries to date). Through September 30, 1999, settlement payments of $154 million, including the $51 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $26 million from our insurance carriers through September 30, 1999. The Company and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

Linerboard Litigation

On May 14, 1999 and May 18, 1999, two lawsuits were filed against International Paper, the former Union Camp Corporation and other manufacturers of linerboard alleging that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993 through November 30, 1995. Both lawsuits were filed seeking nationwide class certification. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. The cases have been consolidated in federal court in the Eastern District of Pennsylvania. Motions to dismiss the cases are pending before the Court.

COPEC

The Company's majority-owned subsidiary, Carter Holt Harvey ("CHH"), has an indirect shareholding of 30.05% in Chile's largest industrial company, COPEC, through CHH's subsidiary Carter Holt Harvey International. This shareholding is held through Carter Holt Harvey International's 50% interest in Inversiones y Desarrollo Los Andes S.A. ("Los Andes"), which holds 60.1% of the shares of COPEC. The other 50% of Los Andes is owned by Inversiones Socoroma S.A. ("Socoroma"), a Chilean investment company. In late 1993, Carter Holt Harvey International commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey and Socoroma. All of those actions have now been terminated. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey International from Los Andes. In April 1998, the arbitrator dismissed Socoroma's request, but granted it the right to claim monetary damages for what he found were Carter Holt Harvey International's breach of certain of its obligations as a participant in the Los Andes joint venture. As of this time, Socormoa has not filed with Chilean ordinary courts or arbitrators any formal claim for money damages against Carter Holt Harvey International or against CHH.

The actual resolution of any claim Socoroma might file for money damages cannot be predicted because of uncertainties involved in litigation. In addition, Socoroma has filed a notice indicating that it intends to submit additional new claims to arbitration. The nature of these claims is presently unknown, as Socoroma has been given until a later date to set forth the claims. Because of uncertainties involved in arbitration and the absence of information concerning the nature of the new claims, the resolution of these claims cannot be predicted.

The following are new litigation matters

Other Litigation

On August 5, 1999, the Company and the New York Department of Environmental Conservation entered into a consent order which resolved several alleged air permit violations at the Company's paper mill in Ticonderoga, New York, for a civil penalty of $100,000.

In August 1998 the former Union Camp Corporation informed the Virginia Department of Environmental Quality (DEQ) of certain New Source Performance Standards (NSPS) permitting discrepancies related to a power boiler at the paper mill in Franklin, Virginia. On August 11, 1999, the DEQ proposed a consent order with a civil penalty exceeding $100,000. Terms of the consent order, including the penalty, are being negotiated with the DEQ.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (11)   Statement of Computation of Per Share Earnings
               (12)   Computation of Ratio of Earnings to Fixed Charges
               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K
               Reports on Form 8-K were filed on August 30 and October 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

     Date:  November 15, 1999                  By /s/ JOHN V. FARACI
                                                  ------------------------------
                                               John V. Faraci
                                               Senior Vice President and Chief
                                               Financial Officer


     Date:  November 15, 1999                  By /s/ ANDREW R. LESSIN
                                                  ------------------------------
                                               Andrew R. Lessin
                                               Vice President and Controller and
                                               Chief Accounting Officer