Form 10-Q/A
period 1999-09-30
INTERNATIONAL PAPER CO /NEW/
filed 1999-11-18
CIK 51434

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

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

                          INTERNATIONAL PAPER COMPANY

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I. Financial Information

Item 3. Other Financial Information                                       27

(Revised)

                         PART I. FINANCIAL INFORMATION

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

Production by Product

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                   --------------------          --------------------
                                                   1999           1998           1999           1998
                                                   -----          -----          -----          -----
Printing Papers (In thousands of tons)
   White Papers and Bristols (a)                   1,276(e)       1,294          3,981(e)       3,931
   Coated Papers                                     308            317            963            957
   Market Pulp (b)                                   545            494          1,538          1,500
   Newsprint                                          26             24             74             71

Packaging (In thousands of tons)
   Containerboard (a)                              1,230          1,185          3,600          3,535
   Bleached Packaging Board                          561            538          1,676          1,610
   Industrial Papers                                 227            212            677            657
   Industrial and Consumer Packaging (c)           1,263          1,249          3,765          3,646

Specialty Products (In thousands of tons)
   Tissue                                             37             39            118            111

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (d)                 518            464          1,497          1,347
   Lumber (board feet)                               715            695          2,213          2,050
   MDF (sq. ft. 3/4" - basis)                         53             75            167            233
   Particleboard (sq. ft. 3/4" - basis)               51             51            148            146

(a) Certain reclassifications and adjustments have been made to current and prior year amounts.
(b)   This excludes market pulp purchases.
(c) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(d)   Panels include plywood and oriented strand board.
(e) Amounts have been revised from the previously filed Form 10-Q for the third quarter ended September 30, 1999 filed on November 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

     Date:  November 18, 1999                  By /s/ JOHN V. FARACI
                                                  ------------------------------
                                               John V. Faraci
                                               Senior Vice President and Chief
                                               Financial Officer


     Date:  November 18, 1999                  By /s/ ANDREW R. LESSIN
                                                  ------------------------------
                                               Andrew R. Lessin
                                               Vice President and Controller and
                                               Chief Accounting Officer