Form 10-K405
period 1999-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2000-03-27
CIK 51434

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

FOR FISCAL YEAR ENDED DECEMBER 31, 1999               COMMISSION FILE NO. 1-3157
                            ------------------------

                          INTERNATIONAL PAPER COMPANY
              (Exact name of Company as specified in its charter)

           NEW YORK                       13-0872805
 (State or other jurisdiction          (I.R.S. Employee
              of                     Identification No.)
incorporation or organization)

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

                                      NAME OF EACH
                                      EXCHANGE ON
TITLE OF EACH CLASS                   WHICH REGISTERED
------------------------------------  -----------------------
Common Stock, $1 per share par
value...............................  New York Stock Exchange
7 7/8% Debentures due 2038            New York Stock Exchange

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

    THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE COMPANY OUTSTANDING AS OF MARCH 17, 2000, HELD BY NON-AFFILIATES OF THE COMPANY WAS $15,719,434,577, CALCULATED ON THE BASIS OF THE CLOSING PRICE ON THE COMPOSITE TAPE ON MARCH 17, 2000. FOR THIS COMPUTATION, THE COMPANY HAS EXCLUDED THE MARKET VALUE OF ALL COMMON STOCK BENEFICIALLY OWNED BY ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AND THEIR ASSOCIATES AS A GROUP AND TREASURY STOCK. SUCH EXCLUSION IS NOT TO SIGNIFY IN ANY WAY THAT MEMBERS OF THIS GROUP ARE "AFFILIATES" OF THE COMPANY.

    THE NUMBER OF SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, AS OF MARCH 17, 2000

OUTSTANDING  IN TREASURY
413,825,796   1,583,006

    The following documents are incorporated by reference into the parts of this report indicated below:

1999 ANNUAL REPORT TO SHAREHOLDERS                           PARTS I, II, AND IV

(INSIDE FRONT COVER AND PAGES 6 THROUGH 61)

PROXY STATEMENT DATED MARCH 24, 2000                                    PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    International Paper Company (the Company or International Paper, which may be referred to as we or us), is a global paper and forest products company that is complemented by an extensive distribution system. The Company produces printing and writing papers, pulp, tissue, paperboard and packaging and wood products. We also manufacture specialty chemicals and specialty panels and laminated products. Our primary markets and manufacturing and distribution operations are in the United States, Europe and the Pacific Rim. We are a New York corporation and were incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

    In the United States at December 31, 1999, the Company operated 30 pulp, paper and packaging mills, 104 converting and packaging plants, 38 wood products facilities, 8 specialty panels and laminated products plants and 12 specialty chemicals plants. Production facilities at December 31, 1999 in Europe, Asia, Latin America and Canada included 12 pulp, paper and packaging mills, 35 converting and packaging plants, 4 wood products facilities, 3 specialty panels and laminated products plants and 23 specialty chemicals plants. We distribute printing, packaging, graphic arts and industrial supply products, primarily manufactured by other companies, through over 305 distribution branches located primarily in the United States, and also engage in oil and gas and real estate activities in the United States. At December 31, 1999, we controlled approximately 7.1 million acres of forestlands in the United States.

    Through Carter Holt Harvey, a New Zealand company which is 50.3% owned by International Paper, the Company operates 6 mills producing pulp, paper, packaging and tissue products, 27 converting and packaging plants and 54 wood products manufacturing and distribution facilities, primarily in New Zealand and Australia. Carter Holt Harvey distributes paper and packaging products through 17 distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey controls approximately 785,000 acres of forestlands.

    For financial reporting purposes, our businesses are separated into six segments: Printing and Communications Papers; Industrial and Consumer Packaging; Distribution; Chemicals and Petroleum; Forest Products; and Carter Holt Harvey. A description of these business segments can be found on pages 6 through 8 of International Paper: From Innovation to Results, Our 1999 Annual Report (Annual Report), which information is incorporated herein by reference.

    From 1994 through 1999, International Paper's capital expenditures approximated $8.9 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending in 1999 was approximately $1.1 billion and is budgeted to be between $1.2 and $1.3 billion in 2000. This amount is below our annual depreciation and amortization expense of $1.5 billion. You can find more information about capital expenditures on pages 13 through 14 of our Annual Report, which information is incorporated herein by reference.

    Discussions of mergers and acquisitions can be found on pages 6, 13 through 14, and 39 through 40 of the Annual Report, which information is incorporated herein by reference.

    You can find discussions of restructuring charges and other special items on pages 15 through 22 and 40 through 47 of the Annual Report, which information is incorporated herein by reference.

    THROUGHOUT THIS 10-K REPORT, WE "INCORPORATE BY REFERENCE" CERTAIN INFORMATION IN PARTS OF OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC). THE SEC PERMITS US TO DISCLOSE IMPORTANT INFORMATION BY REFERRING TO IT IN THAT MANNER. PLEASE REFER TO SUCH INFORMATION.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

    The financial information concerning segments is set forth on pages 30 through 31 of the Annual Report, which information is incorporated herein by reference.

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

    Many factors influence the Company's competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 6 through 12 of the Annual Report, which information is incorporated herein by reference.

MARKETING AND DISTRIBUTION

    The Company sells paper and packaging products through our own sales organization directly to users or converters for manufacture. Sales offices are located throughout the United States as well as internationally. We also sell significant volumes of products through paper merchants and distributors, including facilities in our distribution network.

    We market our U.S. production of lumber and plywood through independent and Company-owned distribution centers. Specialty products are marketed through various channels of distribution.

DESCRIPTION OF PRINCIPAL PRODUCTS

    The Company's principal products are described on pages 6 through 8 of the Annual Report, which information is incorporated herein by reference.

    Production of major products for 1999, 1998 and 1997 was as follows:

                             PRODUCTION BY PRODUCT
                                  (UNAUDITED)

                                                                1999     1998(D)    1997(D)
                                                              --------   --------   --------
Printing Papers (In thousands of tons)
  White Papers and Bristols.................................   5,393      5,188      5,508
  Coated Papers.............................................   1,308      1,241      1,304
  Market Pulp (A)...........................................   2,082      2,020      2,268
  Newsprint.................................................     100         95         86
Packaging (In thousands of tons)
  Containerboard............................................   4,837      4,670      4,874
  Bleached Packaging Board..................................   2,122      2,148      2,191
  Industrial Papers.........................................     898        894        981
  Industrial and Consumer Packaging (B).....................   5,112      4,919      4,796
Specialty Products (In thousands of tons)
  Tissue....................................................     158        148        147
Forest Products (In millions)
  Panels (sq. ft. 3/8"-basis) (C)...........................   2,106      1,818      1,650
  Lumber (board feet).......................................   2,927      2,726      2,671
  MDF (sq. ft. 3/4"-basis)..................................     209        297        325
  Particleboard (sq. ft. 3/4"-basis)........................     196        195        188

------------------------

(A) This excludes market pulp purchases.

(B) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's mills and is included in the containerboard, bleached packaging board and industrial papers amounts in this table.

(C) Panels include plywood and oriented strand board.

(D) Certain reclassifications and adjustments have been made to prior-year amounts.

RESEARCH AND DEVELOPMENT

    The Company operates research and development centers at Sterling Forest, New York; Cincinnati, Ohio; Panama City, Florida; Erie, Pennsylvania; Kaukauna, Wisconsin; West Chicago, Illinois; Odenton, Maryland; Jacksonville, Florida; Savannah, Georgia; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improvement of profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $88 million in 1999, $144 million in 1998 and $157 million in 1997.

ENVIRONMENTAL PROTECTION

    The Company is subject to extensive federal and state environmental regulation, and regulations in all other jurisdictions in which it operates. Our continuing objectives are to: (1) control pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $90 million was spent in 1999 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $257 million in 2000 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the period 2001 through 2002 is approximately $157 million in total.

    On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met between now and 2006. One of the requirements of the Cluster Rule is that pulp and paper mills use only elemental chlorine-free technology (ECF) in the pulp bleaching process. We have spent
$247 million through 1999 to convert 15 of our U.S. and European bleached mills to this technology and for certain other projects related to the Cluster Rule regulations. The projected costs included in the Company's estimate related to the Cluster Rule regulations for the years 2000 through 2001 are $229 million. Projected Cluster Rule costs for 2002 through 2006 are in the range of $150 million to $195 million. The final cost depends on the outcome of the Cluster Rule water regulations for pulp and paper categories other than bleached kraft and soda. Regulations for these categories are not likely to become final until late 2000 or 2001. We estimate that annual operating costs, excluding depreciation, will increase approximately $20 million when these regulations are fully implemented.

    The Company has been named as a potentially liable party in a number of environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act. Related costs are recorded in the financial statements when they are probable and reasonably estimable. Completion of these actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

    The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology responses will enable it to keep costs for compliance with environmental regulations at, or below, industry averages.

    You can find a further discussion of environmental issues on page 24 of the Annual Report, which information is incorporated herein by reference.

    You can also find additional information about environmental matters in the Company's 1998-1999 Environment, Health & Safety Annual Environmental Report, which can be obtained by contacting the Company or through the Company's website.

EMPLOYEES

    As of December 31, 1999, the Company had approximately 99,000 employees, of whom 70,000 were located in the United States and the remainder overseas. Of the domestic employees, approximately 45,000 are hourly employees, approximately 20,000 of whom are represented by the Paper, Allied-Industrial, Chemical and Energy International Union.

    During 1999, a new labor agreement was reached at the Pine Bluff mill. Erie mill negotiations were still in progress at year end. During 2000, labor agreements are scheduled to be negotiated at the Camden, Natchez, Reigelwood, Terre Haute and Hamilton mills.

    During 1999, twenty-five labor agreements were settled in non-papermill operations. Settlements included nine in paper converting, four in building materials, two in forest resources and ten in distribution. At year end, ten open contracts existed where negotiations were in progress. These include two paper converting, one chemical and seven distribution. During 2000, nineteen non-papermill operations will negotiate new labor agreements.

RAW MATERIALS

    For information as to the sources and availability of raw materials essential to our business, see Item 2. PROPERTIES.

FORWARD-LOOKING STATEMENTS

    Our disclosure and analysis in this report and in our Annual Report contain some forward-looking statements. Forward-looking statements reflect our expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. They use words such as "estimate," "anticipate," "plan," "intend," "believe," and similar meanings in connection with any discussion of future operating or financial performance. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. We also provide oral or written forward-looking statements in other materials we release to the public.

    Any or all of the forward-looking statements that we make in this report, in the Annual Report and any other public statements may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, changes in overall demand, changes in domestic or foreign competition, changes in the cost or availability of raw materials, the cost of compliance with environmental laws and regulations, and whether anticipated savings from merger and other restructuring activities can be achieved. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You should consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.

ITEM 2. PROPERTIES

FORESTLANDS

    The principal raw material used by International Paper is wood in various forms. At December 31, 1999, the Company controlled approximately 7.1 million acres of forestlands in the United States. An additional 785,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

    During 1999, the U.S. forestlands supplied 14.9 million tons of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its U.S. mills and forest products facilities: 14% in its Northern mills and 39% in its Southern mills. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, 6 million tons of wood were sold to other users in 1999. In November 1994, we adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

    A listing of our production facilities can be found in Appendix I hereto, which is incorporated herein by reference.

    The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. We continue to study the economics of modernizing or adopting other alternatives for higher cost facilities.

CAPITAL INVESTMENTS AND DISPOSITIONS

    Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find planned capital investments for 2000, dispositions, and restructuring activities as of December 31, 1999 on pages 6 and 13 through 22 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

MASONITE LITIGATION

    Three nationwide class action lawsuits filed against the Company have been settled.

    The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. Final approval of the settlement was granted by the court on January 15, 1998. The final approval of the settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a nonrefundable advance of $47.5 million plus $2.5 million in costs.

    The second suit made similar allegations with regard to Omniwood siding manufactured by Masonite (Omniwood Lawsuit). The class consists of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999.

    The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (Woodruf Lawsuit). The class consists of all U.S. property owners on which Masonite Woodruf roofing had been incorporated and installed from January 1, 1980 to January 6, 1999.

    Final approval of the settlements of the Omniwood and Woodruf lawsuits was granted by the Court on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a nonrefundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

    The Company's reserves for these matters total $76 million at December 31, 1999. This amount includes $25 million which the Company added to its reserve for hardboard siding claims in the fourth quarter of 1999, to cover an expected shortfall in that reserve resulting primarily from a higher than anticipated number of hardboard siding claims in the fourth quarter of 1999. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, the Company believes that these settlements will not have a material adverse effect on its consolidated financial position or results of operations. The reserve balance is net of $51 million of expected insurance recoveries (apart from the insurance recoveries to date). Through December 31, 1999, settlement payments of $183 million, including the $51 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $27 million from our insurance carriers through December 31, 1999. The Company and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

LINERBOARD LITIGATION

    On May 14, 1999 and May 18, 1999, two lawsuits were filed against the Company, the former Union Camp Corporation and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993 through November 30, 1995. Both lawsuits were filed seeking nationwide class certification. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. The cases have been consolidated in federal court in the Eastern District of Pennsylvania. Motions to dismiss the cases are pending before the Court.

COPEC

    The Company's majority-owned subsidiary, Carter Holt Harvey, had an indirect shareholding of 30.05% in Chile's largest industrial company, COPEC, through Carter Holt Harvey's subsidiary, Carter Holt Harvey International. This shareholding was held through Carter Holt Harvey International's 50% interest in Inversiones y Desarrollo Los Andes S.A. (Los Andes), which held 60.1% of the shares of COPEC. The other 50% of Los Andes was owned by Inversiones Socoroma S.A. (Socoroma), a Chilean investment company. In late 1993, Carter Holt Harvey International commenced several actions in Chilean courts challenging certain corporate governance documents of Los Andes, as well as agreements between Carter Holt Harvey and Socoroma. All of those actions have now been terminated. In December 1994, Socoroma commenced an arbitration action seeking to expel Carter Holt Harvey International from Los Andes. In April 1998, the arbitrator dismissed Socoroma's request, but granted it the right to claim monetary damages for what he found was Carter Holt Harvey International's breach of certain of its obligations as a participant in the Los Andes joint venture. All of the foregoing litigation has been settled. As a part of the settlement, AntarChile, S.A., purchased Carter Holt Harvey's interest in COPEC for just over $1.2 billion on January 3, 2000.

OTHER LITIGATION

    In April 1999, the Franklin, Virginia mill received a Notice of Violation
(NOV) from the EPA, Region 3 in Philadelphia, and an NOV from the Commonwealth of Virginia alleging that the mill violated the Prevention of Significant Deterioration (PSD) regulations. The Franklin mill was owned by Union Camp Corporation at that time and was one of seven paper mills in Region 3 owned by different companies which received similar notices of violation. Union Camp merged with International Paper on April 30, 1999, and International Paper has entered into negotiations with the EPA and the Commonwealth of Virginia.

    The Franklin mill NOVs were issued in connection with the EPA's well publicized PSD air permit enforcement initiative against the paper industry. In 1999, our paper mills in Kaukauna, Wisconsin and Augusta, Georgia received requests for information from the EPA regarding compliance with the PSD regulations. The EPA's initiative may result in similar actions at other facilities.

    On August 5, 1999, International Paper and the New York Department of Environmental Conservation entered into a consent order which resolved several alleged air permit violations at our paper mill in Ticonderoga, New York, for a civil penalty of $100,000.

    In August 1998, the former Union Camp Corporation informed the Virginia Department of Environmental Quality (DEQ) of certain New Source Performance Standards (NSPS) permitting discrepancies related to a power boiler at the paper mill in Franklin, Virginia. On
August 11, 1999, the DEQ proposed a consent order with a civil penalty exceeding $100,000. Terms of the consent order, including the penalty, are being negotiated with the DEQ.

    In November 1999, the Wisconsin Department of Natural Resources filed a civil complaint alleging past exceedences of air permit limits at the former Union Camp flexible packaging facility located in Tomah, Wisconsin. The complaint seeks penalties that could exceed $100,000. International Paper is engaged in settlement discussions with the state.

    As of March 27, 2000, there were no other pending judicial proceedings, brought by governmental authorities against the Company, for alleged violations of applicable environmental laws or regulations. The Company is engaged in various other proceedings that arise under applicable environmental and safety laws or regulations, including approximately 108 active proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, the Company believes that it has no or DE MINIMIS liability with respect to 21 of these sites; that liability is not likely to be significant at 67 sites; and that estimates of liability at 20 of these sites is likely to be significant but not material to the Company's consolidated financial position or results of operations.

    We are also involved in other contractual disputes, administrative and legal proceedings and investigations of various types. While any litigation, proceeding or investigation has an element of uncertainty, we believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY

                            INTERNATIONAL PAPER COMPANY
                               EXECUTIVE OFFICERS
                              AS OF MARCH 27, 2000
          INCLUDING NAME, AGE, OFFICES AND POSITIONS HELD AND BUSINESS
                    EXPERIENCE DURING THE PAST FIVE YEARS(1)

    John T. Dillon, 61, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995, when he became president and chief operating officer.

    C. Wesley Smith, 60, executive vice president-operations group since 1998. From 1992 to 1998 he was executive vice president-printing papers.

    John V. Faraci, 50, senior vice president-finance and chief financial officer since 1999. From 1995 until 1999 he was CEO and managing director of Carter Holt Harvey Limited of New Zealand.

------------------------
(1) Executive officers of International Paper are elected to hold office until the next annual meeting of the board of directors following the annual meeting of shareholders and until election of successors, subject to removal by the board.

    James P. Melican Jr., 59, executive vice president-legal and external affairs. He assumed this position in 1991.

    David W. Oskin, 57, executive vice president since 1995. He was CEO and managing director of Carter Holt Harvey Limited of New Zealand from 1992 to 1995.

    Marianne M. Parrs, 56, executive vice president-administration since
March 9, 1999. She was executive vice-president and chief financial officer from 1995 to 1999.

    Andrew R. Lessin, 57, vice president and controller since 1995. Prior to that he was controller from 1990.

    William B. Lytton, 51, senior vice president and general counsel since January 1999. From 1996 to 1999 he was vice president and general counsel. He was vice president and general counsel for Lockheed Martin Electronics from 1995 to 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock for each of the four quarters in 1999 and 1998 are set forth on page 61 of the Annual Report and are incorporated herein by reference.

    As of March 17, 2000, there were 32,505 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The Company's columnar table showing selected financial data for the Company is set forth on pages 59 and 60 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's review and comments on the consolidated financial statements are set forth on pages 6 through 29 of the Annual Report and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are set forth on pages 27 through 29 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 32 through 58 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors of the Company and their business experience are set forth on pages 11 through 14 of the Company's Proxy Statement, dated March 24, 2000 (Proxy Statement), which information is incorporated herein by reference. The discussion of executive officers of the Company is included in Part I under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    A description of the compensation of the Company's executive officers is set forth on pages 21 through 24 and 26 through 30 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A description of the security ownership of certain beneficial owners and management is set forth on pages 6 through 8 of the Proxy Statement and is incorporated herein by reference.

    The table showing ownership of the Company's common stock held by individual directors and by directors and executive officers as a group is set forth on page 7 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    A description of certain relationships and related transactions is set forth on page 6 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS REPORT:

    1.  CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements of the Company and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the Annual Report:

                                                                PAGE
                                                              --------
Consolidated statement of earnings for fiscal years ended
  December 31, 1999, 1998 and 1997..........................      33

Consolidated balance sheet at December 31, 1999 and 1998....      34

Consolidated statement of cash flows for fiscal years ended
  December 31, 1999, 1998 and 1997..........................      35

Consolidated statement of common shareholders' equity.......      36

Notes to consolidated financial statements..................   37-58

Report of independent public accountants....................      32

    2.  FINANCIAL STATEMENT SCHEDULE

       The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              1999, 1998 AND 1997

            Report of Independent Public Accountants on Financial
              Statement Schedule........................................     13

            Consolidated Schedule:
              II--Valuation and Qualifying Accounts.....................     14

    3. EXHIBITS
    (2) Agreement and Plan of Merger, dated November 24, 1998, between the Company and Union Camp Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K, dated November 25, 1998).

    (3.1)        Form of Restated Certificate of Incorporation of
                 International Paper (incorporated by reference to International Paper's Report on Form 8-K dated November 20,
                 1990).

    (3.2) Certificate of Amendment to the Certificate of Incorporation of International Paper Company (incorporated herein by reference to Exhibit (3)(i) to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1999).

    (3.3)        By-laws of the Company as amended March 9, 1999
                 (incorporated by reference to Exhibit (3)(ii) to the Company's Report on Form 8-K, dated March 9, 1999).

    (4) Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company's registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

    (10.1) Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    (10.2)       Restricted Stock Plan for Non-Employee Directors
                 (incorporated by reference to Exhibit 99 to the Company's
                 Quarterly Report on Form 10-Q dated August 16, 1999 for the quarter ended June 30, 1999).

    (10.3) Transitional Performance Unit Plan (incorporated by reference to Exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    (10.4)       Chief Executive Officer Performance Incentive Plan
                 (incorporated by reference to Exhibit 99 to the Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1999).

    (10.5)       Union Camp Corporation 1989 Stock Option and Stock Award
                 Plan (incorporated by reference to Exhibit 99.1 to Registration No. 333-75235, dated May 3, 1999).

    (10.6) International Paper Company Stock Option Plan (incorporated by reference to Registration No. 333-85051, dated
                 August 12, 1999).

    3. EXHIBITS
    (10.7)       Management Incentive Plan (incorporated by reference to
                 Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

    (10.8)       Form of individual option agreement under Company Option
                 Plan.

    (10.9)       Form of individual executive continuity award under Company
                 Long Term Incentive Compensation Plan

    (10.10a)     Form of Termination Agreement--Tier I

    (10.10b)     Form of Termination Agreement--Tier II

    (10.10c)     Form of Termination Agreement--Tier III

    (11)         Statement of Computation of Per Share Earnings

    (12)         Computation of Ratio of Earnings to Fixed Charges

    (13)         1999 Annual Report to Shareholders of the Company

    (21)         List of Subsidiaries of Registrant

    (22) Proxy Statement dated March 24, 2000 (incorporated by reference to the Company's Proxy Statement dated March 24,
                 2000, filed on March 27, 2000 pursuant to Rule 14a-6)

    (23.1)       Consent of Independent Public Accountants (Arthur Andersen
                 LLP)

    (23.2)       Consent of Independent Public Accountants
                 (PricewaterhouseCoopers LLP)

    (24)         Power of Attorney

    (27)         Financial Data Schedule

    (99.1)       Report of Independent Accountants (PricewaterhouseCoopers
                 LLP)

    (99.2)       From Innovation to Results: A Conversation About the Future

(B) REPORTS ON FORM 8-K

    There was one report filed on October 12, 1999 on Form 8-K, under Item 5 during the fourth quarter of 1999 which reported earnings for the quarter ended September 30, 1999, disclosed a special item for pre-tax charges of $50 million, and an extraordinary expense of $3 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To International Paper Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Company's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

New York, N.Y.
February 8, 2000

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                           --------------------------------------------------------------
                                                                     ADDITIONS
                                           BALANCE AT   ADDITIONS    CHARGED TO   DEDUCTIONS   BALANCE AT
                                           BEGINNING    CHARGED TO     OTHER         FROM         END
DESCRIPTION                                OF PERIOD     EARNINGS     ACCOUNTS     RESERVES    OF PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
    Doubtful accounts--current...........     $115         $ 34                      $ (43)(a)    $106
    Restructuring reserves...............       71          149                       (105)(b)     115

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                           --------------------------------------------------------------
                                                                     ADDITIONS
                                           BALANCE AT   ADDITIONS    CHARGED TO   DEDUCTIONS   BALANCE AT
                                           BEGINNING    CHARGED TO     OTHER         FROM         END
DESCRIPTION                                OF PERIOD     EARNINGS     ACCOUNTS     RESERVES    OF PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
    Doubtful accounts--current...........     $108         $39                       $ (32)(a)    $115
    Restructuring reserves...............       91          81                        (101)(c)      71

                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                           --------------------------------------------------------------
                                                                     ADDITIONS
                                           BALANCE AT   ADDITIONS    CHARGED TO   DEDUCTIONS   BALANCE AT
                                           BEGINNING    CHARGED TO     OTHER         FROM         END
DESCRIPTION                                OF PERIOD     EARNINGS     ACCOUNTS     RESERVES    OF PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
    Doubtful accounts--current...........     $116         $25                       $(33)(a)     $108
    Restructuring reserves...............       76          95                        (80)          91

------------------------

(a) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b) Includes a $36 million deduction for the reversal of previously established reserves that were no longer required. The reversal was recognized in 1999 net earnings and is a separate line item in the consolidated statement of earnings.

(c) Includes an $83 million deduction for the reversal of previously established reserves that were no longer required. The reversal was recognized in 1998 net earnings and is a separate line item in the consolidated statement of earnings.

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

March 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ JOHN T. DILLON                    Chairman of the Board,
     -------------------------------------------         Chief Executive Officer      March 27, 2000
                  (John T. Dillon)                       and Director

                /s/ C. WESLEY SMITH*
     -------------------------------------------       Executive Vice President       March 27, 2000
                  (C. Wesley Smith)                      and Director

                 /s/ PETER I. BIJUR*
     -------------------------------------------       Director                       March 27, 2000
                  (Peter I. Bijur)

                /s/ ROBERT J. EATON*
     -------------------------------------------       Director                       March 27, 2000
                  (Robert J. Eaton)

                /s/ SAMIR G. GIBARA*
     -------------------------------------------       Director                       March 27, 2000
                  (Samir G. Gibara)

               /s/ JAMES R. HENDERSON*
     -------------------------------------------       Director                       March 27, 2000
                (James R. Henderson)

                /s/ JOHN R. KENNEDY*
     -------------------------------------------       Director                       March 27, 2000
                  (John R. Kennedy)

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ ROBERT D. KENNEDY*
     -------------------------------------------       Director                       March 27, 2000
                 (Robert D. Kennedy)

              /s/ W. CRAIG MCCLELLAND*
     -------------------------------------------       Director                       March 27, 2000
                (W. Craig McClelland)

               /s/ DONALD F. MCHENRY*
     -------------------------------------------       Director                       March 27, 2000
                 (Donald F. McHenry)

               /s/ PATRICK F. NOONAN*
     -------------------------------------------       Director                       March 27, 2000
                 (Patrick F. Noonan)

                /s/ JANE C. PFEIFFER*
     -------------------------------------------       Director                       March 27, 2000
                 (Jane C. Pfeiffer)

              /s/ JEREMIAH J. SHEEHAN*
     -------------------------------------------       Director                       March 27, 2000
                 Jeremiah J. Sheehan

              /s/ CHARLES R. SHOEMATE*
     -------------------------------------------       Director                       March 27, 2000
                (Charles R. Shoemate)

                 /s/ JOHN V. FARACI
     -------------------------------------------       Senior Vice President and      March 27, 2000
                  (John V. Faraci)                       Chief Financial Officer

                /s/ ANDREW R. LESSIN                   Vice President and
     -------------------------------------------         Controller and Chief         March 27, 2000
                 (Andrew R. Lessin)                      Accounting Officer

*By:                   /s/ JAMES W. GUEDRY
             --------------------------------------
                        (James W. Guedry)
                       (ATTORNEY-IN-FACT)

                                                                      APPENDIX I

1999 LISTING OF FACILITIES

PRINTING AND

COMMUNICATIONS PAPERS

BUSINESS PAPERS, COATED PAPERS, FINE PAPERS AND PULP

  DOMESTIC:

    Mobile, Alabama

    Selma, Alabama

      (Riverdale Mill)

    Camden, Arkansas

    Pine Bluff, Arkansas

    Mira Loma, California

      (C & D Center)

    Augusta, Georgia

    Bastrop, Louisiana

      (Louisiana Mill)

    Springhill, Louisiana

      (C & D Center)

    Jay, Maine

      (Androscoggin Mill)

    Millers Falls, Massachusetts

    West Springfield,

    Massachusetts

    Westfield, Massachusetts

      (C & D center)

    Sturgis, Michigan

      (C & D Center)

    Moss Point, Mississippi

    Corinth, New York

      (Hudson River Mill)

    Ticonderoga, New York

    Riegelwood, North Carolina

    Wilmington, North Carolina

      (Reclaim Center)

    Hamilton, Ohio

    Saybrook, Ohio

      (C & D Center)

    Erie, Pennsylvania

    Hazelton, Pennsylvania

      (C & D Center)

    Lock Haven, Pennsylvania

    Eastover, South Carolina

    Georgetown, South Carolina

    Sumter, South Carolina

      (C & D Center)

    Texarkana, Texas

    Franklin, Virginia

  INTERNATIONAL:

    Docelles, France

      (Lana Mill)

    Grenoble, France

      (Pont De Claix Mill)

    Maresquel, France

    Saillat, France

    Saint Die, France

      (Anould Mill)

    Strasbourg, France

      (La Robertsau Mill)

    Bergisch Gladbach, Germany

      (Gorhrsmuhle Mill)

    Duren, Germany

      (Reflex Mill)

    Klucze, Poland

    Kwidzyn, Poland

    Svetogorsk, Russia

    Inverurie, Scotland

CONSUMER AND INDUSTRIAL PACKAGING

INDUSTRIAL PAPERS

  DOMESTIC:

    Lancaster, Ohio

    Knoxville, Tennessee

    De Pere, Wisconsin

    Kaukauna, Wisconsin

    Menasha, Wisconsin

  INTERNATIONAL:

    Limburg, Netherlands

INDUSTRIAL PACKAGING

CONTAINERBOARD

  DOMESTIC:

    Prattville, Alabama

    Camden, Arkansas

    Savannah, Georgia

    Terre Haute, Indiana

    Mansfield, Louisiana

    Pineville, Louisiana

    Vicksburg, Mississippi

    Oswego, New York

    Gardiner, Oregon

    Georgetown, South Carolina

  INTERNATIONAL:

    Arles, France

CORRUGATED CONTAINER

  DOMESTIC:

    Decatur, Alabama

    Mobile, Alabama

    Montgomery, Alabama

    Conway, Arkansas

    Fordyce, Arkansas

    Jonesboro, Arkansas

    Russellville, Arkansas

    Carson, California

    Hanford, California

    Modesto, California

    Stockton, California

    Vernon, California

    Putnam, Connecticut

    Auburndale, Flordia

    Forest Park, Georgia

    Savannah, Georgia

    Statesboro, Georgia

    Chicago, Illinois

    Des Plaines, Illinois

    North Lake, Illinois

    Fort Wayne, Indiana

    Terre Haute, Indiana

    Lexington, Kentucky

    LaFayette, Louisiana

    Shreveport, Louisiana

    Springhill, Louisiana

    Auburn, Maine

    Detroit, Michigan

    Kalamazoo, Michigan

    Minneapolis, Minnesota

    Houston, Mississippi

    Jackson, Mississippi

    Tupelo, Mississippi

    Kansas City, Missouri

    West Deptford, New Jersey

    Geneva, New York

    Charlotte, North Carolina

    King's Mountain,

      North Carolina

    Statesville, North Carolina

    Cincinnati, Ohio

    Cleveland,Ohio

    Wooster, Ohio

    Eighty Four, Pennsylvania

    Mount Carmel, Pennsylvania

    Lancaster, Pennsylvania

    Georgetown, South Carolina

    Spartanburg, South Carolina

    Columbia, Tennessee

    Nashville, Tennessee

    Morristown, Tennessee

    Dallas, Texas

    Edinburg, Texas

    El Paso, Texas

    Ft. Worth, Texas

    San Antonio, Texas

    Richmond, Virginia

    Cedarburg, Wisconsin

    Fond du Lac, Wisconsin

  EMERGING MARKETS

    Ranagua, Chile

    Bayamon, Puerto Rico

  INTERNATIONAL:

    Las Palmas, Canary Islands

      (2 locations)

    Tenerife, Canary Islands

    Arles, France

    Chalon-sur-Saone, France

    Chantilly, France

    Creil, France

    LePuy, France

    Mortagne, France

    Guadeloupe,
      French West Indies

    Asbourne, Ireland

    Bellusco, Italy

    Catania, Italy

    Pedemonte, Italy

    Pomezia, Italy

    San Felice, Italy

    Alcala, Spain

    Almeria, Spain

    Barcelona, Spain

    Bilbao, Spain

    Valencia, Spain

    Valladolid, Spain

    Thrapston, United Kingdom

    Winsford, United Kingdom

KRAFT PAPER

    Mobile, Alabama

    Camden, Arkansas

    Savannah, Georgia

    Moss Point, Mississippi

CONSUMER PACKAGING

BLEACHED BOARD

    Pine Bluff, Arkansas

    Augusta, Georgia

    Moss Point, Mississippi

    Georgetown, South Carolina

    Riegelwood, North Carolina

    Texarkana, Texas

BEVERAGE PACKAGING

    Turlock, California

    Plant City, Florida

    Cedar Rapids, Iowa

    Kansas City, Kansas

    Framingham, Massachusetts

    Kalamazoo, Michigan

    Raleigh, North Carolina

    Philadelphia, Pennsylvania

    Prosperity, South Carolina

  INTERNATIONAL:

    Edmonton, Alberta, Canada

    London, Ontario, Canada

    Longueuil, Quebec, Canada

    St. Priest, France

    Perugia, Italy

    St. Catherine, Jamaica

    Taipei, Taiwan

RETAIL PACKAGING

    Mobile, Alabama

    La Grange, Georgia

    Thomaston, Georgia

    Clinton, Iowa

    Clifton, New Jersey

    Englewood, New Jersey

    Moonachie, New Jersey

    Hendersonville, North Carolina

    Wilmington, North Carolina

    Cincinnati, Ohio

    Richmond, Virginia

FOODSERVICE

    Visalia, Calfornia

    Shelbyville, Illinois

    Hopkinsville, Kentucky

    Kenton, Ohio

    Jackson, Tennessee

FLEXIBLE PACKAGING

  DOMESTIC:

    Monticello, Arkansas

    Hanford, California

    Griffin, Georgia

    Tifton, Georgia

    Seymour, Indiana

    Sibley, Iowa

    St. Louis, Missouri

    Hazleton, Pennsylvania

    Spartanburg, South Carolina

    Tomah, Wisconsin

  INTERNATIONAL:

    Bolsaflex

      Buenos Aires, Argentina

DISTRIBUTION

WHOLESALE AND RETAIL

DISTRIBUTION

    (305 distribution branches)

XPEDX

  DOMESTIC:

    Stores Group

      Chicago, Illinois

      174 locations nationwide

    Southeast Region

      Greensboro, North Carolina

      27 branches in the

      Middle Atlantic States

      and Southeast

    West Region

      Denver, Colorado

      22 branches in the

      West and Midwest

    Specialty Business Group

      Erlanger, Kentucky

      3 branches nationwide

    Central Region

      Erlanger, Kentucky

      12 branches in Midwest

    Northeast Region

      East Grandy, Connecticut

      21 branches in New England

      and Middle Atlantic States

    Midwest Region

      Olathe, Kansas

      25 branches in the West,

      Midwest and South

  INTERNATIONAL:

    Aussedat Rey France

      Distribution S.A.,
        Pantin, France

      3 locations

    Chihuahua, Mexico

      6 locations

    Recom Papers

      Nijmegen, Netherlands

    Scaldia Papier BV,

      Nijmegen, Netherlands

    Aalbers Paper Products

      Veenendaal, Netherlands

    Impap

      Warsaw, Poland

      9 locations

CHEMICALS AND PETROLEUM

CHEMICALS

  DOMESTIC:

    Panama City, Flordia

    Pensacola, Flordia

    Port St. Joe, Flordia

    Oakdale, Louisiana

    Savannah, Georgia

    Valdosta, Georgia

    Picayune, Mississippi

    Dover, Ohio

  INTERNATIONAL:

    Oulu, Finland

    Valkeakoski, Finland

    Niort, France

    Sandarne, Sweden

    Greaker, Norway

    Chester-Le-Street,
      United Kingdom

    Bedlington, United Kingdom

BUSH BOAKE ALLEN INC.

  DOMESTIC:

    Jacksonville, Florida

    Chicago, Illinois

    Norwood, New Jersey

    Carrollton, Texas

  INTERNATIONAL:

    Buenos Aires, Argentina

    Melbourne, Australia

    Sydney, Australia

    Montreal, Canada

    Madras, India

    Atlacomulco, Mexico

    Auckland, New Zealand

    Manila, Philippines

    Jurong, Singapore

    Johannesburg, South Africa

    Knislinge, Sweden

    Istanbul, Turkey

    London, United Kingdom

    Long Melford, United Kingdom

    Widnes, United Kingdom

    Witham, United Kingdom

CHEMICAL CELLULOSE PULP

    Natchez, Mississippi

PETROLEUM

    Alvin, Texas

    Midland, Texas

FORESTLANDS

FOREST RESOURCES

    Approximately 7.1 million

    acres in the South

    and Northeast

REALTY PROJECTS

    Haig Point Plantation

    Daufuskie Island,
      South Carolina

BUILDING MATERIALS

WOOD PRODUCTS

    Chapman, Alabama

    Maplesville, Alabama

    Opelika, Alabama

    Thorsby, Alabama

    Tuscaloosa, Alabama

    Gurdon, Arkansas

    Leola, Arkansas

    Whelen Springs, Arkansas

    Augusta, Georgia

    Cordele, Georgia

    Meldrim, Georgia

    Folkston, Georgia

    Washington, Georgia

    Springhill, Louisiana

    Morton, Mississippi

    Wiggins, Mississippi

    Joplin, Missouri

    Madison, New Hampshire

    Armour, North Carolina

    Seaboard, North Carolina

    Johnston, South Carolina

    Newberry, South Carolina

    Sampit, South Carolina

    Henderson, Texas

    Jefferson, Texas

    Nacogdoches, Texas

    New Boston, Texas

    Slaughter

      Dallas, Texas

      2 branches in the

      Southwest and

      Northwest

    Franklin, Virginia

DECORATIVE PRODUCTS

  Particleboard

    Franklin, Virginia

    Stuart, Virginia

    Waverly, Virginia

SPECIALTY PANELS

  DOMESTIC:

    Chino, California

    Glasgow, Kentucky

    Odenton, Maryland

    Statesville, North Carolina

    Tarboro, North Carolina

    Hampton, South Carolina

    Memphis, Tennessee

    Oshkosh, Wisconsin

  INTERNATIONAL:

    Bergerac, France

      (Couze mill)

    Ussel, France

    Barcelona, Spain

      (Durion mill)

MASONITE

  DOMESTIC:

    Ukiah, Calfornia

    Lisbon Falls, Maine

    Laurel, Mississippi

    Pilot Rock, Oregon

    Towanda, Pennsylvania

    Danville, Virginia

  INTERNATIONAL:

    Carrick-on-Shannon, Ireland

    Masonite Africa Limited

    Estcourt Plant

    Kunpo-shi, Korea

CARTER HOLT HARVEY

FORESTLANDS

  Approximately 785,000

  acres in New Zealand

WOOD PRODUCTS

  Sawmills and Processing Plants

    Box Hill, Victoria, Australia

    Mt. Burr, South Australia

    Mt. Gambier, South Australia

    Myrtleford, New South

      Wales, Australia

    Kopu, New Zealand

    Nelson, New Zealand

    Putaruru, New Zealand

    Rotorua, New Zealand

    Taupo, New Zealand

    Tokoroa, New Zealand

  Timber Merchants

    Box Hill, Victoria, Australia

    Hamilton Central,

      Queensland, Australia

    Sydney, New South Wales,

      Australia

  Plywood Mills

    Myrtleford, New South

      Wales, Australia

    Nangwarry, South Australia

    Tokoroa, New Zealand

  Panel Production Plants

    Auckland, New Zealand

    Christchurch, New Zealand

    Rangiora, New Zealand

    Thames, New Zealand

  Building Supplies Retail Outlets

    Retail Outlets, 37 branches

      in New Zealand

PULP AND PAPER

  Kraft Paper, Pulp, Coated and

  Uncoated Papers and Bristols

    Kinleith, New Zealand

    Mataura, New Zealand

  Cartonboard

    Whakatane, New Zealand

  Containerboard

    Kinleith, New Zealand

    Penrose, New Zealand

  Fiber Recycling Operations

    Auckland, New Zealand

TISSUE

  Pulp and Tissue

    Box Hill, Victoria, Australia

    Kawerau, New Zealand

  Conversion Sites

    Box Hill, Victoria, Australia

    Keon Park, Victoria, Australia

    Clayton, Victoria, Australia

    Suva, Fiji

    Auckland, New Zealand

      (2 plants)

    Te Rapa, New Zealand

PACKAGING

  Case Manufacturing

    Northern (Auckland,

      New Zealand)

    Central (Levin,
      New Zealand)

    Southern (Christchurch,

      New Zealand)

    Solid Fibre (Hamilton,

      New Zealand)

    Suva, Fiji

  Carton Manufacturing

    Crestmead, Queensland,

      Australia

    Dandenong, Victoria,

      Australia

    Reservoir, Victoria,

      Australia

    Smithfield, New South

      Wales, Australia

    Woodville, Australia

    Auckland, New Zealand

    Christchurch, New Zealand

  Corrugated Manufacturing

    Sydney, Australia

    Melbourne, Australia

  Paper Bag Manufacturing

    Auckland, New Zealand

  Paper Cups

    Brisbane, Australia

  Plastic Packaging

    Sydney, Australia

    Santiago, Chile

    Albany, New Zealand

    Hamilton, New Zealand

    Hastings, New Zealand

    Wellington, New Zealand

  DISTRIBUTION

    Paper Merchant

    Warehousing and

    Distribution Centers,

    Australia, 3 locations

    New Zealand, 14 locations