Form 10-Q
period 2000-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2000-05-12
CIK 51434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______________ TO

                                 __________________


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 397-1500

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                        YES X               NO

 THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF
                         APRIL 30, 2000 WAS 414,743,586.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           INTERNATIONAL PAPER COMPANY

                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------
 PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Consolidated Statement of Earnings -                                                1
                Three Months Ended March 31, 2000 and 1999

              Consolidated Balance Sheet -                                                        2
                March 31, 2000 and December 31, 1999

              Consolidated Statement of Cash Flows -                                              3
                Three Months Ended March 31, 2000 and 1999

              Consolidated Statement of Common Shareholders' Equity -                             4
                Three Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements                                          5

 Item 2.      Management's Discussion and Analysis of Financial Condition and                    13
              Results of Operations

              Financial Information by Industry Segment                                          20

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          *

 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings                                                                  22

 Item 2.      Changes in Securities and Use of Proceeds                                           *

 Item 3.      Defaults upon Senior Securities                                                     *

 Item 4.      Submission of Matters to a Vote of Security Holders                                 *

 Item 5.      Other Information                                                                   *

 Item 6.      Exhibits and Reports on Form 8-K                                                   24

 Signatures                                                                                      24



* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             --------------------
                                                                               2000        1999
                                                                              -------    -------
NET SALES                                                                     $ 6,371    $ 6,032
                                                                              -------    -------
COSTS AND EXPENSES
   Cost of products sold                                                        4,564      4,576
   Selling and administrative expenses                                            521        504
   Depreciation and amortization                                                  383        383
   Distribution expenses                                                          266        276
   Taxes other than payroll and income taxes                                       63         57
   Merger integration costs                                                         8
   Equity earnings from investment in Scitex                                                  (1)
                                                                              -------    -------
TOTAL COSTS AND EXPENSES                                                        5,805      5,795
                                                                              -------    -------

EARNINGS BEFORE INTEREST, INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY
ITEMS                                                                             566        237
   Interest expense, net                                                          131        143
                                                                              -------    -------
EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND EXTRAORDINARY ITEMS           435         94
   Income tax provision                                                           136         28
   Minority interest expense, net of taxes                                         55         34
                                                                              -------    -------
EARNINGS BEFORE EXTRAORDINARY ITEMS                                               244         32
   Gains on sales of investments, net of taxes and minority interest              134
                                                                              -------    -------
NET EARNINGS                                                                  $   378    $    32
                                                                              =======    =======
EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS                          $  0.59    $  0.08
EARNINGS PER COMMON SHARE - EXTRAORDINARY ITEMS                                  0.32
                                                                              -------    -------
EARNINGS PER COMMON SHARE                                                     $  0.91    $  0.08
                                                                              =======    =======
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                 $  0.91    $  0.08
                                                                              =======    =======
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                                      413.5      412.1
                                                                              =======    =======
CASH DIVIDENDS PER COMMON SHARE                                               $  0.25    $  0.26
                                                                              =======    =======



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                          MARCH 31,  DECEMBER 31,
                                                                            2000        1999
                                                                          ---------  ------------
ASSETS

Current Assets
   Cash and temporary investments                                         $  1,574    $    453
   Accounts and notes receivable, net                                        3,409       3,227
   Inventories                                                               3,306       3,203
   Other current assets                                                        384         358
                                                                          --------    --------
Total Current Assets                                                         8,673       7,241
                                                                          --------    --------
Plants, Properties and Equipment, Net                                       14,389      14,381
Forestlands                                                                  2,895       2,921
Investments                                                                    169       1,044
Goodwill                                                                     3,207       2,596
Deferred Charges and Other Assets                                            2,216       2,085
                                                                          --------    --------
TOTAL ASSETS                                                              $ 31,549    $ 30,268
                                                                          ========    ========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable and current maturities of long-term debt                 $  1,699    $    920
   Accounts payable                                                          1,874       1,870
   Accrued payroll and benefits                                                371         423
   Other accrued liabilities                                                 1,531       1,169
                                                                          --------    --------
Total Current Liabilities                                                    5,475       4,382
                                                                          --------    --------
Long-Term Debt                                                               7,250       7,520
Deferred Income Taxes                                                        3,442       3,344
Other Liabilities                                                            1,349       1,332
Minority Interest                                                            1,699       1,581
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures         1,805       1,805
Common Shareholders' Equity
   Common stock, $1 par value, 2000 - 414.7 shares, 1999 - 414.6 shares        415         415
   Paid-in capital                                                           4,076       4,078
   Retained earnings                                                         6,887       6,613
   Accumulated other comprehensive income (loss)                              (799)       (739)
                                                                          --------    --------
                                                                            10,579      10,367
   Less: Common stock held in treasury, at cost, 2000 - 1.1 shares,             50          63
      1999 - 1.2 shares                                                   --------    --------

Total Common Shareholders' Equity                                           10,529      10,304
                                                                          --------    --------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                         $ 31,549    $ 30,268
                                                                          ========    ========


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         -------------------
                                                           2000        1999
                                                         --------    -------
OPERATING ACTIVITIES
   Net earnings                                           $   378    $    32
   Depreciation and amortization                              383        383
   Deferred income tax provision (benefit)                     71        (13)
   Payments related to restructuring and legal reserves       (62)       (27)
   Merger integration costs                                     8
   Gains on sales of investments                             (385)
   Other, net                                                 197         33
   Changes in current assets and liabilities
      Accounts and notes receivable                          (163)      (184)
      Inventories                                             (78)        11
      Accounts payable and accrued liabilities                193         46
      Other                                                    (7)         8
                                                          -------    -------
CASH PROVIDED BY OPERATIONS                                   535        289
                                                          -------    -------
INVESTMENT ACTIVITIES
   Invested in capital projects                              (214)      (211)
   Mergers and acquisitions, net of cash acquired            (590)       (23)
   Proceeds from divestitures                               1,359         16
   Other                                                     (121)       (32)
                                                          -------    -------
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES             434       (250)
                                                          -------    -------
FINANCING ACTIVITIES
   Issuance of common stock                                    35         30
   Issuance of debt                                           979        438
   Reduction of debt                                         (715)      (406)
   Change in bank overdrafts                                  (61)       (41)
   Dividends paid                                            (104)      (108)
   Other                                                       22        (36)
                                                          -------    -------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              156       (123)
                                                          -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (4)        (9)
                                                          -------    -------
CHANGE IN CASH AND TEMPORARY INVESTMENTS                    1,121        (93)
CASH AND TEMPORARY INVESTMENTS
   Beginning of the period                                    453        533
                                                          -------    -------
   End of the period                                      $ 1,574    $   440
                                                          =======    =======



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                (IN MILLIONS, EXCEPT SHARE AMOUNTS IN THOUSANDS)

                        THREE MONTHS ENDED MARCH 31, 2000

                                                                             Accumulated                           Total
                                                                                Other                              Common
                               Common Stock Issued    Paid-in    Retained   Comprehensive    Treasury Stock     Shareholders'
                                 Shares    Amount     Capital    Earnings   Income (Loss)   Shares     Amount      Equity
                                 ------    ------     -------    --------   -------------   ------     ------   -------------
BALANCE, DECEMBER 31, 1999       414,584    $ 415    $ 4,078    $ 6,613            ($739)   1,216        $63         $10,304

Issuance of stock for various
  plans                              151                  (2)                                (791)       (41)             39

Repurchase of stock                                                                           630         28             (28)

Cash dividends - Common
  stock ($0.25 per share)                                          (104)                                                (104)

Comprehensive income (loss)

   Net earnings                                                     378                                                  378

   Change in cumulative
     foreign currency
     translation adjustment                                                          (60)                                (60)
                                                                                                                -------------
Total comprehensive
  income (loss)                                                                                                          318
                                 -------    ------   -------    --------   -------------   ------     ------   -------------
BALANCE, MARCH 31, 2000          414,735    $ 415    $ 4,076    $ 6,887            ($799)   1,055        $50         $10,529
                                 =======    ======   =======    ========   =============   ======     ======   =============


                        THREE MONTHS ENDED MARCH 31, 1999

                                                                             Accumulated                            Total
                                                                                 Other                              Common
                                Common Stock Issued    Paid-in    Retained   Comprehensive    Treasury Stock     Shareholders'
                                  Shares    Amount     Capital    Earnings   Income (Loss)   Shares    Amount       Equity
                                  ------    ------     -------    --------   -------------   ------    ------   -------------
BALANCE, DECEMBER 31, 1998       413,185    $ 413      $ 3,896    $ 6,848           ($395)     552        $24          $10,738

Issuance of stock for various
  plans                             (461)                   27                                (245)       (11)              38

Repurchase of stock                                                                            620         27              (27)

Cash dividends - Common
  stock ($0.26 per share)                                            (108)                                                (108)

Comprehensive income (loss)

   Net earnings                                                        32                                                   32

   Change in cumulative
     foreign currency
     translation adjustment                                                          (186)                                (186)
                                                                                                                       -------
Total comprehensive
  income (loss)                                                                                                           (154)
                                --------    -----      -------    -------           -----      ---        ---          -------
BALANCE, MARCH 31, 1999          412,724    $ 413      $ 3,923    $ 6,772           ($581)     927        $40          $10,487
                                ========    =====      =======    =======           =====      ===        ===          =======


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in International Paper's Form 10-K for the year ended December 31, 1999, which has previously been filed with the Commission.

On April 30, 1999, International Paper completed its previously announced merger with Union Camp Corporation in a transaction accounted for as a pooling-of-interests. The accompanying 1999 financial statements have been restated to include the financial position and results of operations for both International Paper and Union Camp. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share were computed by dividing net earnings by the weighted average number of common shares outstanding. Earnings per common share before extraordinary items - assuming dilution were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share before extraordinary items and earnings per common share before extraordinary items - assuming dilution is as follows:

                                                                         THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                     ------------------
           IN MILLIONS, EXCEPT PER SHARE AMOUNTS                       2000     1999
           -------------------------------------                     --------  -------
           EARNINGS BEFORE EXTRAORDINARY ITEMS                     $     244   $    32
           Effect of dilutive securities
             Preferred securities of subsidiary trust                      4
                                                                     -------   -------

           EARNINGS BEFORE EXTRAORDINARY ITEMS - ASSUMING DILUTION $     248   $    32
                                                                     =======   =======

           AVERAGE COMMON SHARES OUTSTANDING                           413.5     412.1
           Effect of dilutive securities
             Long-term incentive plan deferred compensation
             Stock options                                               1.2       2.3
             Preferred securities of subsidiary trust                    8.3
                                                                     -------   -------

           AVERAGE COMMON SHARES OUTSTANDING -  ASSUMING DILUTION      423.0     414.4
                                                                     =======   =======

           EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS    $    0.59   $  0.08
                                                                     =======   =======

           EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS -
             ASSUMING DILUTION                                      $   0.59   $  0.08
                                                                     =======   =======


Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - MERGERS AND ACQUISITIONS

On February 21, 2000, Carter Holt Harvey, a subsidiary of International Paper, announced the purchase of CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash. This acquisition was completed on April 28, 2000.

On February 17, 2000, International Paper announced that we had reached an agreement to acquire Shorewood Packaging Corporation, a leader in the premium retail packaging market, for approximately $640 million in cash and the assumption of approximately $280 million of debt. This merger was completed on March 31, 2000.

On November 24, 1998, International Paper announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

The accompanying 1999 financial statements have been restated to combine the historical financial position and results of operations for both International Paper and Union Camp. The results of operations for the separate companies for the periods prior to the merger and the combined amounts included in International Paper's consolidated financial statements are as follows:

                                                 THREE MONTHS
                                                     ENDED
          IN MILLIONS                            MARCH 31, 1999
          -----------                           ----------------
          Net sales:
              International Paper                    $ 4,962
              Union Camp                               1,137
              Intercompany eliminations                  (67)
                                                     -------
                                                     $ 6,032
                                                     =======
          Net earnings (loss):
              International Paper                    $    44
              Union Camp                                 (10)
              Other                                       (2)
                                                     -------
                                                     $    32
                                                     =======


          Note: Other includes the elimination of intercompany transactions and adjustments to conform the accounting practices of the two companies.

In April 1999, Carter Holt Harvey acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first quarter of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of March 31, 2000 reflects a preliminary allocation of the purchase price of Shorewood Packaging to the fair value of the assets and liabilities acquired.

NOTE 4 - PREFERRED SECURITIES OF SUBSIDIARIES

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

Distributions paid under all of International Paper's subsidiary preferred securities were $44 million and $42 million for the first quarter of 2000 and 1999, respectively.

NOTE 5 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

During the first quarter of 2000, International Paper recorded special items amounting to a net pre-tax charge of $8 million ($5 million after taxes) for additional Union Camp merger integration costs.

International Paper also recorded an extraordinary gain of $385 million before taxes and minority interest expense ($134 million after taxes and minority interest expense) on the sale of our investment in Scitex and Carter Holt Harvey's sale of its share of Compania de Petroleos de Chile (COPEC), Chile's largest industrial conglomerate. The sale for just over $1.2 billion of Carter Holt Harvey's equity interest in COPEC closed on January 3, 2000. The sale for $79 million of our equity interest in Scitex was completed on January 6, 2000. The gains on these sales are recorded as extraordinary items pursuant to the pooling-of-interests rules.

During 1999 special items amounting to a net charge before taxes and minority interest expense of $557 million ($352 million after taxes and minority interest expense) were recorded. The special items included a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for one-time merger expenses, a $298 million pre-tax charge ($180 million after taxes and minority interest expense) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities, a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required. The 1999 extraordinary item was a $26 million pre-tax charge ($16 million after taxes) related to the refinancing of high interest Union Camp debt, which we assumed under the merger agreement.

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                  QUARTER
                                                 ------------------------------------------------------
                                                                                                          YEAR-TO-
IN MILLIONS                                         FIRST         SECOND        THIRD        FOURTH         DATE
---------------                                  ------------- ------------- ------------ ------------- -------------
EARNINGS BEFORE SPECIAL ITEMS, INCOME
TAXES, MINORITY INTEREST AND
EXTRAORDINARY ITEMS                                     $  94         $ 198         $ 320         $ 393         $1,005
Merger-related termination benefits                                     (98)          (50)                        (148)
One-time merger expenses                                                (59)          (18)          (30)          (107)
Restructuring and other charges                                        (113)                       (185)          (298)
Reversal of reserves no longer required                                  36                                         36
Environmental reserve                                                                 (10)                         (10)
Provision for legal reserves                                                                       (30)            (30)
                                                 ------------- ------------- ------------ ------------- --------------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY           $  94         $ (36)        $ 242         $ 148         $  448
     INTEREST AND EXTRAORDINARY ITEMS            ============= ============= ============ ============= ==============


The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program. Under this program, 1,218 employees of the combined company were identified for termination. Benefits payable under this program for certain senior executives and managers are or have been paid from the general assets of International Paper. Benefits for remaining employees have been or will be primarily paid from plan assets of our qualified pension plan. Through March 31, 2000, 898 employees had been terminated. Related cash payments approximated $65 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan. Substantially all of the positions are expected to be eliminated by May 31, 2000.

The following table is a roll forward of the Union Camp merger-related termination benefits charge and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.


                                                                       TERMINATION
          DOLLARS IN MILLIONS                                            BENEFITS
          -------------------                                        --------------
          Special charge - second quarter 1999 (572 employees)               $ 98
          Incurred costs - second quarter 1999 (83 employees)                 (30)
          Special charge - third quarter 1999 (646 employees)                  50
          Incurred costs - third quarter 1999 (484 employees)                 (53)
          Incurred costs - fourth quarter 1999 (220 employees)                (33)
                                                                     ---------------
          Balance, December 31, 1999 (431 employees)                           32
          Incurred costs - first quarter 2000 (111 employees)                  (8)
                                                                     ---------------
          Balance, March 31, 2000 (320 employees)                            $ 24
                                                                     ===============

          Note: Benefit costs are treated as incurred on termination date of the employee.

The one-time merger expenses of $107 million consisted of $49 million of merger costs and $58 million of post-merger expenses. The merger costs were primarily investment banker, consulting, legal and accounting fees. Post-merger integration expenses included costs related to employee retention such as stay bonuses and other one-time cash costs related to the integration of Union Camp.

The $298 million charge for the asset shutdowns of excess internal capacity consisted of a $113 million charge in the 1999 second quarter and a $185 million charge in the 1999 fourth quarter. The charges included $149 million of asset write-downs and $149 million of severance and other charges. A full discussion of these charges is included in International Paper's 1999 Annual Report filed on Form 10-K. The following table is a roll forward of the severance and other costs included in the 1999 restructuring plan:

                                                                           SEVERANCE
          DOLLARS IN MILLIONS                                              AND OTHER
          -------------------                                           ---------------
          Opening balance - second quarter 1999 (1,118 employees)              $  56
          Cash charges - third quarter 1999 (710 employees)                      (13)
          Additions - fourth quarter 1999 (2,045 employees)                       93
          Cash charges - fourth quarter 1999 (50 employees)                      (21)
                                                                        ---------------
          Balance, December 31, 1999 (2,403 employees)                           115
          Cash charges - first quarter 2000 (1,031 employees)                    (25)
          Other charges - first quarter 2000                                      (8)
                                                                        ---------------
          Balance, March 31, 2000 (1,372 employees)                            $  82
                                                                        ===============

The $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, International Paper's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

The $30 million pre-tax charge to increase existing legal reserves included $25 million which we added to our reserve for hardboard siding claims. The remaining $5 million is related to other potential exposures.

NOTE 6 - INVENTORIES

Inventories by major category include:

                                                         MARCH 31,           DECEMBER 31,
          IN MILLIONS                                      2000                  1999
          -----------                                  -------------        -------------
          Raw materials                                    $  489               $  484
          Finished pulp, paper and packaging
            products                                        1,970                1,869
          Finished lumber and panel products                  182                  178
          Operating supplies                                  480                  486
          Other                                               185                  186
                                                       -------------        -------------
             TOTAL                                         $3,306               $3,203
                                                       =============        =============

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments made during the three month period ended March 31, 2000 and 1999 were $137 million and $130 million, respectively. Capitalized net interest costs were $7 million for the quarter ended March 31, 2000. International Paper capitalized net interest costs of $2 million for the 1999 first quarter. Total interest expense was $156 million for the 2000 first quarter and $163 million for the 1999 first quarter. We made a net income tax payment of $22 million during the 2000 first quarter and received a net refund of $6 million during the first quarter of 1999.

NOTE 8 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.3 billion and $153 million at March 31, 2000 and December 31, 1999, respectively.

NOTE 9 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Accumulated depreciation was $15.3 billion at March 31, 2000 and $15.1 billion at December 31, 1999. The allowance for doubtful accounts was $111 million at March 31, 2000 and $106 million at December 31, 1999.

NOTE 10 - FINANCIAL INSTRUMENTS

International Paper uses financial instruments primarily to hedge its exposure to currency and interest rate risk. To qualify as hedges, financial instruments must reduce the currency or interest rate risk associated with the related underlying items and be designated as hedges by management. Gains or losses from the revaluation of financial instruments which do not qualify for hedge accounting treatment are recognized in earnings.

International Paper has a policy of financing a portion of its investments in overseas operations with borrowings denominated in the same currency as the investment or by entering into foreign exchange contracts in tandem with U.S. dollar borrowings. These contracts are effective in providing a hedge against fluctuations in currency exchange rates. Gains or losses from the revaluation of these contracts, which are fully offset by gains or losses from the revaluation of the net assets being hedged, are determined monthly based on published currency exchange rates and are recorded as translation adjustments in common shareholders' equity. Upon liquidation of the net assets being hedged or early termination of the foreign exchange contracts, the gains or losses from the revaluation of foreign exchange contracts are included in earnings. Amounts payable to or due from the counterparties to the foreign exchange contracts are included in accrued liabilities or accounts receivable as applicable.

International Paper also utilizes foreign exchange contracts to hedge certain transactions that are denominated in foreign currencies, primarily export sales and equipment purchases from nonresident vendors. These contracts serve to protect us from currency fluctuations between the transaction and settlement dates. Gains or losses from the revaluation of these contracts, based on published currency exchange rates, along with offsetting gains or losses resulting from the revaluation of the underlying transactions, are recognized in earnings or deferred and recognized in the basis of the underlying transaction when completed. Any gains or losses arising from the cancellation of the underlying transactions or early termination of the foreign currency contracts are included in earnings.

International Paper uses cross-currency and interest rate swap agreements to manage the composition of its fixed and floating rate debt portfolio. Amounts to be paid or received as interest under these agreements are recognized over the life of the swap agreements as adjustments to interest expense. Gains or losses from the revaluation of cross-currency swap agreements that qualify as hedges of investments are recorded as translation adjustments in common shareholders' equity. Gains or losses from the revaluation of cross-currency swap agreements that do not qualify as hedges of investments are included in earnings. The related amounts payable to or receivable from the counterparties to the agreements are included in accrued liabilities or accounts receivable. If swap agreements are terminated early, the resulting gain or loss is deferred and amortized over the remaining life of the related debt.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to our interest rate swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS

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

International Paper has not yet quantified the impact of adopting the Statement on its consolidated financial statements and has not determined the timing or method of the adoption. However, adoption of the provisions of the Statement could increase volatility in earnings and other comprehensive income.

NOTE 12 - SUBSEQUENT EVENTS

On April 25, 2000, International Paper announced that it had offered to purchase all outstanding shares of Champion International Corporation in a cash and stock transaction worth $64 per share or an estimated $6.2 billion. In addition, International Paper would assume approximately $2.3 billion of Champion's debt. Champion is a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood, lumber and wood chip manufacturing operations.

In connection with such announcement, International Paper also announced its intention to sell more than $3 billion of assets by the end of 2001 as part of our increased focus on our core businesses. When such disposition plans are finalized, we may incur costs and charges in future periods. Also as a result of the above announcement, Moody's has lowered our long-term debt rating to Baa1. At March 31, 2000, outstanding debt included approximately $2.5 billion of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

On May 10, 2000, International Paper announced that it had submitted a revised bid of $75 per share in cash and stock for Champion or an estimated $7.3 billion. In addition, International Paper would assume approximately $2.3 billion of Champion's debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's first-quarter 2000 net sales were $6.4 billion, up from $6.3 billion in the 1999 fourth-quarter and $6.0 billion in the 1999 first-quarter. 1999 amounts have been restated to reflect International Paper's merger with Union Camp Corporation which was accounted for as a pooling-of-interests.

First-quarter 2000 net earnings were $249 million, or $.60 per share, before special and extraordinary items, an increase of $22 million, or $.05 per share, over fourth-quarter 1999 net earnings of $227 million, or $.55 per share, before special and extraordinary items. First-quarter 1999 net earnings were $32 million, or $.08 per share.

First-quarter 2000 net earnings were $378 million, or $.91 per share, after special and extraordinary items, compared with net earnings after special items of $80 million, or $.19 per share, in the 1999 fourth-quarter and net earnings of $32 million, or $.08 per share, in the 1999 first-quarter.

Extraordinary items in the 2000 first-quarter represented a gain of $134 million, or $.32 per share, after taxes and minority interest resulting from the sale of International Paper's investment in Scitex and Carter Holt Harvey's sale of its share of COPEC. 2000 first-quarter special items consisted of additional Union Camp integration costs which negatively impacted earnings by $5 million, or $.01 per share, after taxes. Special items in the fourth quarter of 1999 amounted to $147 million or $.36 per share after taxes and minority interest, representing restructuring costs primarily in packaging, chemicals, and xpedx, and integration costs associated with the Union Camp merger. No special or extraordinary items were recorded in the first quarter of 1999.

First-quarter 2000 operating profit of $603 million more than doubled the $281 million in the 1999 first-quarter. Operating profit was positively impacted by higher prices for most of our paper and board products, as well as favorable volume and mix. Increased operating profit also reflects the effects of internal profit improvement programs and benefits achieved from last year's merger with Union Camp.

PRINTING AND COMMUNICATIONS PAPERS 2000 first-quarter net sales increased 14% to $1,650 million from $1,450 million recorded in the 1999 first-quarter and 8% from $1,525 million in the 1999 fourth quarter. First-quarter 2000 operating profit increased significantly to $178 million from $8 million in the 1999 first-quarter and $141 million in the 1999 fourth quarter. Earnings in the U.S. Papers business were considerably better than those achieved in the first quarter of 1999 and 35% better than those achieved in the 1999 fourth-quarter. Earnings improvement reflects strong volume, price improvement, and the effects of internal profit improvement programs and merger benefits. European Papers' results were also significantly better than in the first quarter of 1999 and slightly better than in the 1999 fourth-quarter. European Papers' earnings improvement from the 1999 first-quarter reflects increased shipments for both coated and uncoated products. Eastern European operations remain strong.


PRINTING AND COMMUNICATIONS PAPERS
----------------------------------


                              2000                      1999
                         --------------     -----------------------------
IN MILLIONS               1ST QUARTER        1ST QUARTER     4TH QUARTER
--------------           --------------     --------------  -------------
Sales                            $1,650             $1,450         $1,525
Operating Profit                    178                  8            141

INDUSTRIAL AND CONSUMER PACKAGING 2000 first-quarter net sales of $1,805 million were 8% better than 1999 first-quarter net sales of $1,675 million and slightly lower than the $1,835 million reported in the 1999 fourth-quarter. First-quarter 2000 operating profit of $196 million was significantly higher than the $56 million recorded in the 1999 first-quarter, and slightly ahead of 1999 fourth-quarter earnings of $193 million. Industrial Packaging's first-quarter performance continued the positive trend established during the last half of 1999, up significantly from the 1999 first-quarter. The favorable results reflect continued realization of synergies from the Union Camp merger, as well as ongoing profit improvement programs and increased prices. Earnings for Consumer Packaging were up almost one-third from the same period last year. The improvement resulted primarily from better bleached board pricing. Consumer Packaging earnings were 5% below those achieved in the 1999 fourth quarter.

INDUSTRIAL AND CONSUMER PACKAGING
---------------------------------

                             2000                         1999
                        --------------     ---------------------------------
IN MILLIONS              1ST QUARTER        1ST QUARTER          4TH QUARTER
--------------          --------------     --------------        -----------
Sales                          $1,805              $1,675            $1,835
Operating Profit                  196                  56               193


DISTRIBUTION 2000 first-quarter net sales of $1,750 million were up slightly from $1,700 million in the 1999 first-quarter and about even with $1,735 million in the previous quarter. First-quarter 2000 operating profit of $30 million was up 25% from 1999 first-quarter earnings of $24 million and slightly ahead of 1999 fourth-quarter earnings of $29 million. The favorable results reflect the elimination of Zellerbach integration costs and Union Camp merger benefits.

DISTRIBUTION
------------

                             2000                         1999
                        --------------     ----------------------------------
IN MILLIONS              1ST QUARTER        1ST QUARTER           4TH QUARTER
--------------          --------------     --------------      --------------
Sales                          $1,750               $1,700            $1,735
Operating Profit                   30                   24                29


CHEMICALS AND PETROLEUM, which includes results from our approximately 68% owned subsidiary, Bush Boake Allen, reported first-quarter 2000 net sales of $345 million as compared with $350 million in the 1999 first-quarter and $375 million in the 1999 fourth-quarter. First-quarter 2000 operating profit of $33 million was substantially higher than the $19 million recorded in the 1999 first-quarter. The improvement was due largely to increased Arizona Chemical earnings which were 75% better than the same period last year, as well as Petroleum and Minerals' earnings which were also up compared with the same period last year, due in part to higher prices for oil and gas. First-quarter 2000 operating profit for the segment was 13% lower than the $38 million recorded in the 1999 fourth quarter due to lower earnings for Bush Boake Allen and chemical cellulose pulp.

CHEMICALS AND PETROLEUM
-----------------------

                                 2000                        1999
                             --------------     -------------------------------
IN MILLIONS                   1ST QUARTER        1ST QUARTER       4TH QUARTER
--------------               --------------     --------------   --------------
Sales                            $345               $350          $375
Operating Profit                   33                 19            38

FOREST PRODUCTS 2000 first-quarter net sales of $780 million were about flat compared with sales during the same period last year and in the fourth quarter of 1999. First-quarter 2000 operating profit of $149 million was down about 15% compared with 1999 first quarter operating profit of $174 million and fourth quarter 1999 earnings of $176 million, due largely to lower bulk timber sales in the current quarter. Excluding the effects of these sales, operating earnings were about the same as the comparable period last year, despite stumpage prices for both pine pulpwood and sawtimber which averaged well below 1999 first-quarter prices. First-quarter 2000 operating profit, excluding bulk timber sales, was better than the fourth quarter of 1999, even though first-quarter 2000 pulpwood prices were slightly lower than in the 1999 fourth-quarter. Building Materials first quarter earnings were down compared to first-quarter 1999. The decline was driven by weaker pricing for wood products and molded door facings as well as lower volumes. Operating results were 30% better than the fourth quarter of 1999, due mainly to higher Decorative Products sales volumes, improved Wood Products prices and better Masonite operations.

FOREST PRODUCTS
---------------

                                      2000                           1999
                                  --------------     ---------------------------------------
IN MILLIONS                        1st Quarter        1st Quarter             4th Quarter
-----------                       --------------     --------------          ---------------
Sales                                      $780               $785                    $780
Operating Profit                            149                174                     176


CARTER HOLT HARVEY reported first-quarter net sales of $410 million compared with $365 million recorded during the same period last year and $430 million in the fourth quarter of 1999. First-quarter 2000 operating profit of $17 million was significantly higher than breakeven in the same period a year ago and 11% lower than $19 million recorded in the fourth quarter of 1999. Compared to the 1999 first-quarter, current quarter results reflect improvements in volumes across all business groups and higher prices for pulp, linerboard and Wood Products. When compared with the preceding quarter of 1999, the first quarter of 2000 displayed the usual seasonal reduction in sales volumes from the Tissue group, while pricing and volumes improved for logs, pulp and linerboard.

CARTER HOLT HARVEY
------------------

                               2000                           1999
                           --------------     ---------------------------------------
IN MILLIONS                 1st Quarter        1st Quarter             4th Quarter
-----------                --------------     --------------          ---------------
Sales                               $410               $365                    $430
Operating Profit                      17                 --                      19

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $535 million for the 2000 first-quarter compared with $289 million for the 1999 first-quarter. Higher earnings and decreased working capital requirements contributed to the first-quarter 2000 increase. Working capital changes decreased first-quarter 2000 operating cash flow by $55 million as compared to a decrease of $119 million in operating cash flow for first-quarter 1999.

Investments in capital projects totaled $214 million and $211 million for the 2000 and 1999 first-quarters, respectively. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund capital expenditures. As part of our program to improve return on investment, we plan to continue to hold annual capital spending below annual depreciation and amortization expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 2000 and 1999 first-quarters include a $264 million and $32 million net increase in debt. The 2000 net increase reflects increased short-term borrowings used to finance the Shorewood acquisition partially offset by other decreases to long-term debt. Common stock dividend payments were $104 million or $.25 per common share for the 2000 first-quarter and $108 million or $.26 per share for the 1999 first-quarter. Actual cash dividends paid for the 1999 first-quarter were $.25 per common share. However, cash dividends declared per common share have been restated to include dividends declared by Union Camp.

At March 31, 2000, cash and temporary investments totaled $1.6 billion compared to $453 million at December 31, 1999. This increase is due to the approximately $1.2 billion received by Carter Holt Harvey for the sale of its interest in COPEC. These proceeds were used for the CSR acquisition which closed April 28, 2000 and to pay down approximately $650 million of short-term debt.

MERGERS AND ACQUISITIONS

On February 21, 2000, Carter Holt Harvey announced the purchase of CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash. This acquisition was completed on April 28, 2000.

On February 17, 2000, International Paper announced that we had reached an agreement to acquire Shorewood Packaging Corporation, a leader in the premium retail packaging market, for approximately $640 million in cash and the assumption of approximately $280 million of debt. This merger was completed on March 31, 2000.

On November 24, 1998, International Paper announced that it had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

In April 1999, Carter Holt Harvey, a subsidiary of International Paper, acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first quarter of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of March 31, 2000 reflects a preliminary allocation of the purchase price of Shorewood Packaging to the fair value of the assets and liabilities acquired.

RESTRUCTURING, SPECIAL AND EXTRAORDINARY ITEMS

During the first quarter of 2000, International Paper recorded special items amounting to a net pre-tax charge of $8 million ($5 million after taxes) for additional Union Camp merger integration costs.

International Paper also recorded an extraordinary gain of $385 million before taxes and minority interest expense ($134 million after taxes and minority interest expense) on the sale of our investment in Scitex and Carter Holt Harvey's sale of its share of COPEC. The sale for just over $1.2 billion of Carter Holt Harvey's equity interest in COPEC closed on January 3, 2000. The sale for $79 million of our equity interest in Scitex was completed on January 6, 2000. The gains on these sales are recorded as extraordinary items pursuant to the pooling-of-interests rules.

During 1999 special items amounting to a net charge before taxes and minority interest expense of $557 million ($352 million after taxes and minority interest expense) were recorded. The special items included a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for one-time merger expenses, a $298 million pre-tax charge ($180 million after taxes and minority interest expense) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities, a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required. The 1999 extraordinary item was a $26 million pre-tax charge ($16 million after taxes) related to the refinancing of high interest Union Camp debt, which we assumed under the merger agreement.

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                                QUARTER
                                                     ------------------------------------------------------
                                                                                                              YEAR-TO-
IN MILLIONS                                             FIRST         SECOND        THIRD        FOURTH         DATE
--------------                                       ------------- ------------- ------------ ------------- -------------
EARNINGS BEFORE SPECIAL ITEMS, INCOME
TAXES, MINORITY INTEREST AND
EXTRAORDINARY ITEMS                                 $          94  $        198  $       320  $        393  $      1,005
Merger-related termination benefits                                         (98)         (50)                       (148)
One-time merger expenses                                                    (59)         (18)          (30)         (107)
Restructuring and other charges                                            (113)                      (185)         (298)
Reversal of reserves no longer required                                      36                                       36
Environmental reserve                                                                    (10)                        (10)
Provision for legal reserves                                                                           (30)          (30)
                                                     ============= ============= ============ ============= =============
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
     INTEREST AND EXTRAORDINARY ITEMS               $          94  $       (36)  $       242  $        148  $        448
                                                     ============= ============= ============ ============= =============


The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program. Under this program, 1,218 employees of the combined company were identified for termination. Benefits payable under this program for certain senior executives and managers are or have been paid from the general assets of International Paper. Benefits for remaining employees have been or will be primarily paid from plan assets of our qualified pension plan. Through March 31, 2000, 898 employees had been terminated. Related cash payments approximated $65 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan. Substantially all of the positions are expected to be eliminated by May 31, 2000.

The following table is a roll forward of the Union Camp merger-related termination benefit charges and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.

                                                                        TERMINATION
       DOLLARS IN MILLIONS                                                BENEFITS
       -------------------                                            ---------------
       Special charge - second quarter 1999 (572 employees)              $       98
       Incurred costs - second quarter 1999 (83 employees)                      (30)
       Special charge - third quarter 1999 (646 employees)                       50
       Incurred costs - third quarter 1999 (484 employees)                      (53)
       Incurred costs - fourth quarter 1999 (220 employees)                     (33)
                                                                      ---------------
       Balance, December 31, 1999 (431 employees)                                32
       Incurred costs - first quarter 2000 (111 employees)                       (8)
                                                                      ---------------
       Balance, March 31, 2000 (320 employees)                                 $ 24
                                                                      ===============

       Note: Benefit costs are treated as incurred on termination date of the employee.

The one-time merger expenses of $107 million consisted of $49 million of merger costs and $58 million of post-merger expenses. The merger costs were primarily investment banker, consulting, legal and accounting fees. Post-merger integration expenses included costs related to employee retention such as stay bonuses and other one-time cash costs related to the integration of Union Camp.

The $298 million charge for the asset shutdowns of excess internal capacity consisted of a $113 million charge in the 1999 second quarter and a $185 million charge in the 1999 fourth quarter. The charges included $149 million of asset write-downs and $149 million of severance and other charges. A full discussion of these charges is included in International Paper's 1999 Annual Report filed on Form 10-K. The following table is a roll forward of the severance and other costs included in the 1999 restructuring plan:

                                                                           SEVERANCE
          DOLLARS IN MILLIONS                                              AND OTHER
          -------------------                                             ---------------
          Opening balance - second quarter 1999 (1,118 employees)        $          56
          Cash charges - third quarter 1999 (710 employees)                        (13)
          Additions - fourth quarter 1999 (2,045 employees)                         93
          Cash charges - fourth quarter 1999 (50 employees)                        (21)
                                                                         ---------------
          Balance, December 31, 1999 (2,403 employees)                             115
          Cash charges - first quarter 2000 (1,031 employees)                      (25)
          Other charges - first quarter 2000                                        (8)
                                                                         ---------------
          Balance, March 31, 2000 (1,372 employees)                      $          82
                                                                         ===============

The $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April 1999, International Paper's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

The $30 million pre-tax charge to increase existing legal reserves included $25 million which we added to our reserve for hardboard siding claims. The remaining $5 million is related to other potential exposures.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans.

OTHER

The effective income tax rate before extraordinary items for the 2000 first-quarter increased to 31% from 30% in the first quarter of 1999. The increase was primarily due to changes in the mix of estimated annual earnings. The effective tax rate before special items was also 31% and 30% for the first-quarter ended March 31, 2000 and 1999, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the three month periods ended March 31, 2000 and 1999.

                                                          2000                                          1999
                                       --------------------------------------------   ------------------------------------------
                                          Earnings                                     Earnings
                                        (Loss) Before                                (Loss) Before
                                         Income Taxes    Income Tax                   Income Taxes    Income Tax
                                         and Minority    Provision      Effective     and Minority    Provision      Effective
IN MILLIONS                                Interest      (Benefit)       Tax Rate       Interest      (Benefit)       Tax Rate
-----------                             -------------    ------------   -----------   ------------    ------------   -------------
Before special and
  extraordinary items                     $      443      $     139       31%             $   94       $       28       30%
One-time merger expenses                          (8)            (3)      38%
                                          ----------      ---------                       ------       ----------
After special items                       $      435      $     136       31%             $   94       $       28       30%
                                          ==========      =========                       ======       ==========


                    FINANCIAL INFORMATION BY INDUSTRY SEGMENT
                                   (UNAUDITED)
                                  (IN MILLIONS)

NET SALES BY INDUSTRY SEGMENT

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      -------------------------------
                                                          2000              1999
                                                      -------------     -------------
Printing and Communications Papers                         $ 1,650         $   1,450
Industrial and Consumer Packaging                            1,805             1,675
Distribution                                                 1,750             1,700
Chemicals and Petroleum                                        345               350
Forest Products                                                780               785
Carter Holt Harvey                                             410               365
Corporate and Intersegment Sales                              (369)             (293)
                                                      -------------     -------------
NET SALES                                                  $ 6,371         $   6,032
                                                      ============      =============

OPERATING PROFIT BY INDUSTRY SEGMENT

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      --------------------------------
                                                          2000               1999
                                                      -------------      -------------
Printing and Communications Papers                    $      178          $        8
Industrial and Consumer Packaging                            196                  56
Distribution                                                  30                  24
Chemicals and Petroleum                                       33                  19
Forest Products                                              149                 174
Carter Holt Harvey (1)                                        17
                                                      -------------      -------------
OPERATING PROFIT                                             603                 281
Interest expense, net                                       (131)               (143)
Minority interest adjustment                                  24                   6
Corporate items, net                                         (53)                (50)
Merger integration costs                                      (8)
                                                      -------------      -------------
EARNINGS BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS                    $      435          $       94
                                                      =============      =============

(1) Includes equity earnings (in millions) of $6 in 2000 and $1 in 1999. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.

PRODUCTION BY PRODUCT

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ---------------------------
                                                                   2000          1999(a)
                                                                -----------    ------------
Printing Papers (In thousands of tons)
   White Papers and Bristols                                          1,380          1,351
   Coated Papers                                                        325            316
   Market Pulp (b)                                                      522            532
   Newsprint                                                             27             23

Packaging (In thousands of tons)
   Containerboard                                                     1,203          1,135
   Bleached Packaging Board                                             532            567
   Industrial Papers                                                    241            227
   Industrial and Consumer Packaging (c)                              1,283          1,311

Specialty Products (In thousands of tons)
   Tissue                                                               41             42

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (d)                                   493            487
   Lumber (board feet)                                                 715            783
   MDF (sq. ft. 3/4" - basis)                                           60             56
   Particleboard (sq. ft. 3/4" - basis)                                 49             46

(a) Certain reclassifications and adjustments have been made to current and prior year amounts.
(b)      This excludes market pulp purchases.
(c) A significant portion of this tonnage was fabricated from paperboard and paper produced at International Paper's own mills and is included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(d)      Panels include plywood and oriented strand board.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Securities Exchange Act, are updated as follows:

MASONITE LITIGATION

Three nationwide class action lawsuits filed against International Paper have been settled.

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

The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (Woodruf Lawsuit). The class consists of all U.S. property owners having Masonite Woodruf roofing incorporated into and installed on buildings from January 1, 1980 to January 6, 1999.

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

Our reserves for these matters total $44 million at March 31, 2000. This amount includes $25 million which we added to our reserve for hardboard siding claims in the fourth quarter of 1999, to cover an expected shortfall in that reserve resulting primarily from a higher number of hardboard siding claims in the fourth quarter of 1999 than we had anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, International Paper believes that these settlements will not have a material adverse effect on our consolidated financial position or results of operations. The reserve balance is net of $51 million of expected insurance recoveries (apart from the insurance recoveries to date). Through March 31, 2000, settlement payments of $219 million, including the $51 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $27 million from our insurance carriers through March 31, 2000. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

OTHER LITIGATION

In August 1998, the former Union Camp Corporation informed the Virginia Department of Environmental Quality (DEQ) of certain New Source Performance Standards (NSPS) permitting discrepancies related to a power boiler at the paper mill in Franklin, Virginia. On April 11, 2000, International Paper and the DEQ entered into a consent order which resolved the matter for a civil penalty of $134,000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (2) Agreement and Plan of Merger by and among International Paper Company, International Paper - 37, Inc. and Shorewood Packaging Corporation dated as of February 16, 2000, incorporated by reference to the Schedule TO of International Paper and
                                    International Paper - 37, Inc. dated
                                    February 29, 2000.

                           (11)     Statement of Computation of Per Share
                                    Earnings

                           (12)     Computation of Ratio of Earnings to Fixed
                                    Charges

                           (27)     Financial Data Schedule

                  (b)      Reports on Form 8-K
                           Reports on Form 8-K were filed on
                           January 11, February 17, March 24,
                           April 11, and April 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY

                                  (REGISTRANT)

       Date:  May 12, 2000                       By /S/ JOHN V. FARACI
                                                    ------------------
                                                 John V. Faraci
                                                 Senior Vice President and Chief
                                                 Financial Officer

       Date:  May 12, 2000                       By /S/ ANDREW R. LESSIN
                                                    --------------------
                                                 Andrew R. Lessin
                                                 Vice President, Finance and
                                                 Chief Accounting Officer