Form 10-Q
period 2000-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2000-08-11
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

              \X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

              \ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______________ TO

                                 ---------------

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

                                YES _X_     NO ___

        THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                             AS OF JULY 31, 2000 WAS
                                  483,449,593

--------------------------------------------------------------------------------

                           INTERNATIONAL PAPER COMPANY

                                      INDEX


                                                                                                            PAGE NO.

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Statement of Earnings -                                                     1
                    Three Months and Six Months Ended June 30, 2000 and 1999

                   Consolidated Balance Sheet -                                                             2
                    June 30, 2000 and December 31, 1999

                   Consolidated Statement of Cash Flows -                                                   3
                    Six Months Ended June 30, 2000 and 1999

                   Consolidated Statement of Common Shareholders' Equity -                                  4 - 5
                    Three Months and Six Months Ended June 30, 2000 and 1999

                   Notes to Consolidated Financial Statements                                               6

Item 2.            Management's Discussion and Analysis of Financial Condition and                          16
                    Results of Operations

                   Financial Information by Industry Segment                                                25

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                               27

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                        28

Item 2.            Changes in Securities and Use of Proceeds                                                *

Item 3.            Defaults upon Senior Securities                                                          *

Item 4.            Submission of Matters to a Vote of Security Holders                                      30

Item 5.            Other Information                                                                        *

Item 6.            Exhibits and Reports on Form 8-K                                                         31

Signatures                                                                                                  32



* Omitted since no answer is called for, answer is in the negative or inapplicable.

                                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           INTERNATIONAL PAPER COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended        Six Months Ended
                                                          June 30,               June 30,
                                                    --------------------    -------------------
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    -------
NET SALES                                            $6,780      $5,996     $13,151     $12,028
                                                    --------    --------    --------    -------
COSTS AND EXPENSES
   Cost of products sold                              4,770       4,420       9,334       8,996
   Selling and administrative expenses                  563         549       1,084       1,053
   Depreciation and amortization                        404         374         787         757
   Distribution expenses                                271         277         537         553
   Taxes other than payroll and income taxes             61          57         124         114
   Restructuring and other charges                       71         113          71         113
   Merger integration costs                               4         157          12         157
   Equity earnings from investment in Scitex                         (2)                     (3)
                                                    --------    --------    --------    -------
TOTAL COSTS AND EXPENSES                              6,144       5,945      11,949      11,740
                                                    --------    --------    --------    -------
   Reversal of reserves no longer required                           36                      36
                                                    --------    --------    --------    -------
EARNINGS BEFORE INTEREST, INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS                     636          87       1,202         324
   Interest expense, net                                156         123         287         266
                                                    --------    --------    --------    -------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND EXTRAORDINARY ITEMS                     480         (36)        915          58
   Income tax provision (benefit)                       142         (18)        278          10
   Minority interest expense, net of taxes               68          40         123          74
                                                    --------    --------    --------    -------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS              270         (58)        514         (26)
   Loss on extinguishment of debt, net of taxes                     (13)                    (13)
   Gains on sales of investments, net of taxes
     and minority interest                                                      134
                                                    --------    --------    --------    -------
NET EARNINGS (LOSS)                                  $  270      $  (71)    $   648     $   (39)
                                                    ========    ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEMS                               $ 0.64      $(0.14)    $  1.23     $ (0.06)

EARNINGS (LOSS) PER COMMON SHARE - EXTRAORDINARY
   ITEMS                                                          (0.03)       0.32       (0.03)
                                                    --------    --------    --------    -------

EARNINGS (LOSS) PER COMMON SHARE                     $ 0.64      $(0.17)    $  1.55     $ (0.09)
                                                    ========    ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE - ASSUMING
   DILUTION                                          $ 0.64      $(0.17)    $  1.55     $ (0.09)
                                                    ========    ========    ========    ========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING            421.0       413.0       417.3       412.5
                                                    ========   ========    ========    ========
CASH DIVIDENDS PER COMMON SHARE                      $ 0.25      $ 0.25     $  0.50     $  0.51
                                                   ========    ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                                                INTERNATIONAL PAPER COMPANY
                                                 CONSOLIDATED BALANCE SHEET
                                                        (UNAUDITED)
                                                       (IN MILLIONS)

                                                                            June 30,     December 31,
                                                                              2000          1999
                                                                          -----------   -------------

ASSETS
Current Assets
   Cash and temporary investments                                           $ 1,145       $   453
   Accounts and notes receivable, net                                         4,070         3,227
   Inventories                                                                3,743         3,203
   Other current assets                                                         576           358
                                                                           --------       -------
Total Current Assets                                                          9,534         7,241
                                                                           --------       -------
Plants, Properties and Equipment, Net                                        18,731        14,381
Forestlands                                                                   6,115         2,921
Investments                                                                     503         1,044
Goodwill                                                                      6,701         2,596
Deferred Charges and Other Assets                                             2,872         2,085
                                                                           --------       -------
TOTAL ASSETS                                                                $44,456       $30,268
                                                                           ========      ========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable and current maturities of long-term debt                    $ 3,147       $   920
  Accounts payable                                                            1,978         1,870
  Accrued payroll and benefits                                                  589           423
  Other accrued liabilities                                                   2,098         1,169
                                                                           --------       -------
Total Current Liabilities                                                     7,812         4,382
                                                                           --------       -------
Long-Term Debt                                                               12,933         7,520
Deferred Income Taxes                                                         5,023         3,344
Other Liabilities                                                             2,140         1,332
Minority Interest                                                             1,702         1,581
International Paper - Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiaries Holding International Paper Debentures           1,805         1,805
Common Shareholders' Equity
  Common stock, $1 par value, 2000 - 483.5 shares, 1999 - 414.6 shares          484           415
  Paid-in capital                                                             6,437         4,078
  Retained earnings                                                           7,054         6,613
  Accumulated other comprehensive income (loss)                                (862)         (739)
                                                                           --------       -------
                                                                             13,113        10,367
  Less: Common stock held in treasury, at cost, 2000 - 1.6 shares,
    1999 - 1.2 shares                                                            72            63
                                                                           --------       -------
Total Common Shareholders' Equity                                            13,041        10,304
                                                                           --------       -------
TOTAL LIABILITIES AND COMMON SHAREHOLDERS' EQUITY                           $44,456       $30,268
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

                                        INTERNATIONAL PAPER COMPANY
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)
                                               (IN MILLIONS)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                               2000          1999
                                                               ----          ----

OPERATING ACTIVITIES

   Net earnings (loss)                                      $   648        $ (39)
   Depreciation and amortization                                787          757
   Deferred income tax provision (benefit)                      107         (128)
   Payments related to restructuring and legal reserves        (105)         (77)
   Payments related to mergers                                  (16)         (83)
   Merger integration costs                                      12          157
   Restructuring and other charges                               71          113
   Reversal of reserves no longer required                                   (36)
   Loss on extinguishment of debt                                             21
   Gains on sales of investments                               (385)
   Other, net                                                   142           63
   Changes in current assets and liabilities
      Accounts and notes receivable                            (282)        (190)
      Inventories                                               (69)          46
      Accounts payable and accrued liabilities                   49           98
      Other                                                       9            1
                                                              ------       ------
CASH PROVIDED BY OPERATIONS                                     968          703
                                                              ------       ------
INVESTMENT ACTIVITIES
   Invested in capital projects                                (488)        (459)
   Mergers and acquisitions, net of cash acquired            (5,355)         (46)
   Proceeds from divestitures                                 1,359          119
   Other                                                       (106)         (54)
                                                              ------       ------
CASH USED FOR INVESTMENT ACTIVITIES                          (4,590)        (440)
                                                              ------       ------
FINANCING ACTIVITIES
   Issuance of common stock                                      39          166
   Issuance of debt                                           6,173          704
   Reduction of debt                                         (1,487)        (659)
   Change in bank overdrafts                                   (199)        (120)
   Dividends paid                                              (207)        (212)
   Other                                                         39          (36)
                                                              ------       ------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              4,358         (157)
                                                              ------       ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (44)         (15)
                                                              ------       ------
CHANGE IN CASH AND TEMPORARY INVESTMENTS                        692           91
CASH AND TEMPORARY INVESTMENTS
   Beginning of the period                                      453          533
                                                              ------       ------
   End of the period                                        $ 1,145        $ 624
                                                            ========       ======



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                (IN MILLIONS, EXCEPT SHARE AMOUNTS IN THOUSANDS)

                           THREE MONTHS ENDED JUNE 30, 2000

                                                                         Accumulated                        Total
                                                                           Other                            Common
                            Common Stock  Issued   Paid-in    Retained  Comprehensive   Treasury  Stock  Shareholders'
                              Shares      Amount   Capital    Earnings  Income (Loss)   Shares    Amount    Equity
                            ------------ --------  -------    --------  -------------   --------  ------  ------------

BALANCE, MARCH 31, 2000       414,735    $415      $4,076     $6,887       $(799)       1,055     $50      $10,529
Issuance of stock for
  merger                       68,706      69       2,360                                                    2,429

Issuance of stock for
  various plans                     9                   1                                 (93)     (1)           2

Repurchase of stock                                                                       620      23          (23)

Cash dividends - Common
  stock ($0.25 per share)                                       (103)                                         (103)

Comprehensive income (loss)

     Net earnings                                                270                                           270

     Change in cumulative
       foreign currency
       translation adjustment                                                (63)                              (63)
                                                                                                           -------
Total comprehensive
  income (loss)                                                                                                207
                              -------   -------   --------   --------     --------      ------  -------    -------
BALANCE, JUNE 30, 2000        483,450    $484      $6,437     $7,054       $(862)       1,582     $72      $13,041
                              =======   =======   ========   ========     ========      ======  =======    =======


                           THREE MONTHS ENDED JUNE 30, 1999

                                                                              Accumulated                           Total
                                                                                 Other                              Common
                              Common Stock  Issued     Paid-in     Retained  Comprehensive      Treasury Stock   Shareholders'
                                Shares      Amount     Capital     Earnings  Income (Loss)    Shares    Amount      Equity
                              -----------  --------    --------   ---------  -------------    -------   -------   ------------
BALANCE, MARCH 31, 1999        412,724      $413        $3,923     $6,772      $(581)            927    $ 40        $10,487
Issuance of stock for
  various plans                    504                      74                               (1,418)     (64)           138

Repurchase of stock                                                                              630      33            (33)

Cash dividends - Common
  stock ($0.25 per share)                                            (104)                                             (104)

Comprehensive income (loss)

     Net earnings (loss)                                              (71)                                              (71)

Change in cumulative
     foreign currency
     translation adjustment                                                      (39)                                   (39)
                                                                                                                    --------
Total comprehensive
  income (loss)                                                                                                        (110)
                               --------   -------       -------    --------    -------       --------   --------    --------
BALANCE, JUNE 30, 1999         413,228      $413        $3,997     $6,597      $(620)            139    $  9        $10,378
                               ========    =======      =======    ========    =======       ========   ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                (IN MILLIONS, EXCEPT SHARE AMOUNTS IN THOUSANDS)

                         SIX MONTHS ENDED JUNE 30, 2000


                                                                             Accumulated                            Total
                                                                                Other                              Common
                               Common Stock Issued     Paid-in    Retained   Comprehensive    Treasury Stock    Shareholders'
                                Shares      Amount     Capital    Earnings   Income (Loss)   Shares   Amount      Equity
                                ---------   ------     -------    --------   -------------   ------   ------      ---------
BALANCE, DECEMBER 31, 1999     414,584      $415        $4,078     $6,613     $(739)        1,216     $ 63       $10,304
Issuance of stock for
  merger                        68,706        69         2,360                                                     2,429

Issuance of stock for
  various plans                    160                     (1)                               (884)     (42)           41

Repurchase of stock                                                                         1,250       51           (51)

Cash dividends - Common
  stock ($0.50 per share)                                             (207)                                         (207)

Comprehensive income (loss)

   Net earnings                                                        648                                           648

   Change in cumulative
     foreign currency
     translation adjustment                                                    (123)                                (123)
                                                                                                                 --------
Total comprehensive
  income (loss)                                                                                                      525
                               -------     -------      -------    ------     -------      ------   -------      --------
BALANCE, JUNE 30, 2000         483,450      $484        $6,437     $7,054     $(862)        1,582     $ 72       $13,041
                               =======     =======      =======    =======    ========     ======   =======      ========



                         SIX MONTHS ENDED JUNE 30, 1999


                                                                              Accumulated                          Total
                                                                                Other                              Common
                               Common Stock  Issued     Paid-in    Retained   Comprehensive   Treasury Stock     Shareholders'
                               Shares        Amount     Capital    Earnings   Income (Loss)   Shares   Amount       Equity
                               ---------     ------     -------    --------   -------------   ------   ------    ------------
BALANCE, DECEMBER 31, 1998     413,185       $413       $3,896      $6,848      $(395)          552    $ 24       $10,738
Issuance of stock for
  various plans                     43                     101                               (1,663)    (75)          176

Repurchase of stock                                                                           1,250      60           (60)

Cash dividends - Common
  stock ($0.51 per share)                                             (212)                                          (212)

Comprehensive income (loss)

  Net earnings (loss)                                                  (39)                                           (39)

  Change in cumulative
    foreign currency
    translation adjustment                                                       (225)                               (225)
                                                                                                                   --------
Total comprehensive
  income (loss)                                                                                                      (264)
                               -------      ------      --------    --------    -------      ------   -------     --------
BALANCE, JUNE 30, 1999         413,228       $413       $3,997      $6,597      $(620)          139    $  9       $10,378
                               ========     ======      ========    ========    =======      ======   ========    ========


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

On June 20, 2000, International Paper completed its previously announced merger with Champion International Corporation (Champion) in a transaction accounted for as a purchase. Champion was acquired for approximately $5 billion in cash and International Paper common stock totaling approximately $2.4 billion. Also, International Paper assumed approximately $2.3 billion of Champion debt. The results of Champion are included in the consolidated statement of earnings from June 20, 2000, and the June 30, 2000 consolidated balance sheet includes the assets and liabilities of Champion as well as preliminary purchase price allocations.

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

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share before extraordinary items were computed by dividing earnings before extraordinary items by the weighted average number of common shares outstanding. Earnings per common share before extraordinary items - assuming dilution were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share before extraordinary items and earnings per common share before extraordinary items - assuming dilution is as follows:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                June 30,
                                                    -------------------        ----------------
     IN MILLIONS, EXCEPT PER SHARE AMOUNTS           2000        1999         2000         1999
     -------------------------------------           ----        ----         ----         ----
     EARNINGS (LOSS) BEFORE EXTRAORDINARY
       ITEMS                                       $    270   $    (58)   $     514    $     (26)
     Effect of dilutive securities
       Preferred securities of subsidiary trust           5                       9
                                                   --------   ---------   ---------    ---------
     EARNINGS (LOSS) BEFORE EXTRAORDINARY
       ITEMS - ASSUMING DILUTION                   $    275   $    (58)   $     523    $     (26)
                                                   ========   ========    =========    =========
     AVERAGE COMMON SHARES OUTSTANDING                421.0      413.0        417.3        412.5
     Effect of dilutive securities
       Preferred securities of subsidiary trust         8.3                     8.3
       Long-term incentive plan deferred
         compensation                                             (1.1)                     (1.1)
       Stock options                                    0.3                     0.5
                                                   --------   ---------   ---------   ----------
     AVERAGE COMMON SHARES OUTSTANDING -
       ASSUMING DILUTION                              429.6      411.9        426.1        411.4
                                                   ========   =========   =========   ==========
     EARNINGS (LOSS) PER COMMON SHARE
       BEFORE EXTRAORDINARY ITEMS                  $   0.64   $  (0.14)   $    1.23   $    (0.06)
                                                   ========   =========   =========   ==========
     EARNINGS (LOSS) PER COMMON SHARE
       BEFORE EXTRAORDINARY ITEMS - ASSUMING
       DILUTION                                    $   0.64   $  (0.14)   $    1.23   $    (0.06)
                                                   ========   =========   =========   ==========


Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - MERGERS AND ACQUISITIONS

On June 20, 2000, International Paper completed the previously announced merger with Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood, lumber and wood chip manufacturing operations. Under the terms of the merger agreement, Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock per share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock totaling $2.4 billion. Approximately $2.3 billion of debt was assumed. The results of Champion are included in the consolidated statement of earnings from June 20, 2000, and the June 30, 2000 consolidated balance sheet includes the balances of Champion.

In connection with the merger announcement, International Paper also announced its intention to sell more than $3 billion of assets by the end of 2001 as part of its increased focus on its core businesses. When the decision has been made to sell a specific business, costs and charges may be incurred in future periods. Also, as a result of the merger announcement, Moody's lowered our long-term debt rating to Baa1. At June 30, 2000, outstanding debt included approximately $3 billion of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

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

On November 24, 1998, International Paper announced that we had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders, and the merger was completed, on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

In April 1999, Carter Holt Harvey acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first and second quarters of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of June 30, 2000 reflects preliminary allocations of the purchase prices of Shorewood Packaging, CSR Limited and Champion to the fair value of the assets and liabilities acquired.

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

Distributions paid under all of International Paper's subsidiary preferred securities were $32 million and $30 million for the second quarter of 2000 and 1999, respectively, and $76 million and $72 million for the six months ended June 30, 2000 and 1999, respectively. These distributions are included in minority interest expense in the consolidated statement of earnings.

NOTE 5 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $4 million pre-tax charge ($3 million after taxes) for one-time merger costs and a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions.

The one-time merger expenses of $4 million consist primarily of travel expenses and system integration costs related to the Union Camp and Champion mergers.

The $71 million charge for asset shutdowns of excess internal capacity and cost reduction actions includes $40 million of asset write-downs and $31 million of severance and other charges. The following table presents additional detail related to the $71 million charge:


                                                        ASSET     SEVERANCE
                                                        WRITE -      AND
      IN MILLIONS                                       DOWNS       OTHER       TOTAL
      -----------                                       -------   ---------     -----
      Printing and Communications Papers        (a)        $22        $ 7        $29
      Consumer Packaging                        (b)          7          9         16
      Industrial Papers                         (c)          9          4         13
      Other                                     (d)          2         11         13
                                                        -------   ---------     ------
                                                           $40        $31        $71
                                                        =======   =========     ======

(a) The Printing and Communications Papers business announced the shutdown of the Millers Falls, Massachusetts mill due to excess capacity. Charges associated with the shutdown include $22 million of asset write-downs, $2 million of severance costs covering the termination of 119 employees and other exit costs of $3 million.

     Also, the Franklin, Virginia mill reduced its salaried workforce in a continuing effort to improve the cost effectiveness and long-term competitive position of the pulp and paper operation. A severance charge of $2 million covers the elimination of 108 salaried positions.

(b) The Consumer Packaging business has implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations as a result of the Shorewood acquisition. The Richmond, Virginia facility is scheduled to be shut down. Charges associated with the shutdown include $6 million of asset write-downs, $2 million of severance costs covering the termination of 126 employees and other exit costs of $1 million. Management also decided to permanently idle the lithographic department of the Clinton, Iowa facility. This action will allow the Retail Packaging business to better focus its resources for further profit improvement. The charge includes $1 million of asset write-downs, $3 million of severance covering the termination of 187 employees and $2 million of other exit costs. A severance reserve of $1 million has also been established related to the streamlining efforts of the Consumer Packaging business. This reserve covers the termination of 17 employees.

(c) Industrial Papers announced the shutdown of the Knoxville, Tennessee converting facility in an effort to reduce excess capacity. The charge includes $9 million of asset write-downs, $1 million of severance costs related to the termination of 120 employees and other exit costs of $3 million.

(d) Other includes $8 million related to Industrial Packaging, primarily for the shutdown of the Tupelo, Mississippi sheet plant. The Industrial Packaging charge includes $5 million of severance costs covering the termination of 221 employees, $2 million of asset write-offs and $1 million of other cash costs. Other also includes $5 million related to the indefinite shutdown of Carter Holt Harvey's Mataura paper mill. The Carter Holt Harvey charge includes $3 million of severance costs covering the termination of 158 employees and $2 million of other cash costs.

The $31 million reserve for severance and other costs recorded in the 2000 second quarter related to 1,056 employees.

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

The following table shows the impact of special items on 2000 pre-tax earnings by quarter:


                                                              QUARTER
                                                         ------------------
     IN MILLIONS                                         FIRST       SECOND     YEAR-TO-DATE
     -----------                                         -----       ------     ------------
EARNINGS BEFORE SPECIAL ITEMS, INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY ITEMS               $443        $555             $998
One-time merger expenses                                    (8)         (4)             (12)
Restructuring and other charges                                        (71)             (71)
                                                          ----        ----             ----
EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEMS                                     $435        $480             $915
                                                          ====        ====             ====

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

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                     QUARTER
                                                    --------------------------------------------       YEAR-TO-
IN MILLIONS                                         FIRST       SECOND       THIRD        FOURTH         DATE
-----------                                         -----       ------       -----        ------       --------
EARNINGS BEFORE SPECIAL ITEMS, INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY ITEMS        $   94       $  198       $  320       $  393       $1,005
Merger-related termination benefits                                (98)         (50)                     (148)
One-time merger expenses                                           (59)         (18)         (30)        (107)
Restructuring and other charges                                   (113)                     (185)        (298)
Reversal of reserves no longer required                             36                                     36
Environmental reserve                                                           (10)                      (10)
Provision for legal reserves                                                                 (30)         (30)
                                                   ------       ------       ------       ------       -------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS                 $   94       $  (36)      $  242       $  148       $  448
                                                   ======       ======       ======       ======       =======


The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program. Under this program, 1,218 employees of the combined company were identified for termination. Benefits payable under this program for certain senior executives and managers have been paid from the general assets of International Paper. Benefits for remaining employees have been primarily paid from plan assets of our qualified pension plan. As of June 30, 2000, 1,062 employees had been terminated. Related cash payments approximated $71 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan.

The following table is a roll forward of the Union Camp merger-related termination benefits charge and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.


                                                                   TERMINATION
          DOLLARS IN MILLIONS                                        BENEFITS
          -------------------                                      -----------
          Special charge - second quarter 1999 (572 employees)        $ 98
          Incurred costs - second quarter 1999 (83 employees)          (30)
          Special charge - third quarter 1999 (646 employees)           50
          Incurred costs - third quarter 1999 (484 employees)          (53)
          Incurred costs - fourth quarter 1999 (220 employees)         (33)
                                                                   -----------
          Balance, December 31, 1999 (431 employees)                    32
          Incurred costs - first quarter 2000 (111 employees)           (8)
          Incurred costs - second quarter 2000 (164 employees)         (18)
                                                                   -----------
          Balance, June 30, 2000 (156 employees)                      $  6
                                                                   ===========


          Note: Benefit costs are treated as incurred on the termination date of the employee.

The program was substantially completed in the second quarter. We are in the process of reevaluating the program to determine if additional costs will be incurred in the third quarter. Any accruals that remain after the reevaluation process will be reversed to income in the third quarter of this year.

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


                                                                        SEVERANCE
          DOLLARS IN MILLIONS                                           AND OTHER
          -------------------                                           ---------
          Opening balance - second quarter 1999 (1,118 employees)        $  56
          Cash charges - third quarter 1999 (710 employees)                (13)
          Additions - fourth quarter 1999 (2,045 employees)                 93
          Cash charges - fourth quarter 1999 (50 employees)                (21)
                                                                        ---------
          Balance, December 31, 1999 (2,403 employees)                     115
          Cash charges - first quarter 2000 (1,031 employees)              (25)
          Other charges - first quarter 2000                                (8)
          Cash charges - second quarter 2000 (673 employees)               (14)
                                                                        ---------
          Balance, June 30, 2000 (699 employees)                         $  68
                                                                        =========


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

NOTE 6 - INVENTORIES

Inventories by major category include:


                                                 JUNE 30,    DECEMBER 31,
          IN MILLIONS                              2000         1999
          -----------                            --------    ------------
          Raw materials                           $  581      $    484
          Finished pulp, paper and packaging
            products                               2,199         1,869
          Finished lumber and panel products         253           178
          Operating supplies                         515           486
          Other                                      195           186
                                                 --------    ------------
            TOTAL                                 $3,743      $  3,203
                                                 ========    ============


Approximately $455 million of the increase in inventories is due to the Champion merger.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments made during the six month period ended June 30, 2000 and 1999 were $309 million and $331 million, respectively. Capitalized net interest costs were $13 million for the six months ended June 30, 2000 and $16 million for the six months ended June 30, 1999. Total interest expense was $326 million for the six months ended June 30, 2000 and $314 million for the six months ended June 30, 1999. Income tax payments made during the six months ended June 30, 2000 and 1999 were $161 million and $20 million, respectively.

NOTE 8 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $655 million and $153 million at June 30, 2000 and December 31, 1999, respectively. The increase was primarily due to unused proceeds from Carter Holt Harvey's sale of its share of COPEC.

NOTE 9 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Accumulated depreciation was $15.5 billion at June 30, 2000 and $15.1 billion at December 31, 1999. The allowance for doubtful accounts was $116 million at June 30, 2000 and $106 million at December 31, 1999.

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

NOTE 11 - RECENT ACCOUNTING DEVELOPMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998. Statement No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. Statement No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement No. 138 amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities.

The Statements are effective for fiscal years beginning after June 15, 2000. A company may also implement the Statements as of the beginning of any fiscal quarter after issuance. The Statements cannot be applied retroactively. The Statements must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

International Paper has not yet quantified the impact of adopting the Statements on its consolidated financial statements and has not determined the timing or method of the adoption. However, adoption of the provisions of the Statements could increase volatility in earnings and other comprehensive income.

NOTE 12 - PRO FORMA FINANCIAL INFORMATION

International Paper's consolidated results of operations include Champion's activity from June 20, 2000, the date of the merger.

The following unaudited pro forma financial information for the six months ended June 30, 2000 and 1999 presents the combined results of the continuing operations of International Paper and Champion as if the merger occurred as of the beginning of each period. The pro forma adjustments are based on available information, estimated purchase price allocations and certain assumptions that we believe are reasonable. There can be no assurance that the assumptions and estimates will be realized. The pro forma information does not purport to represent International Paper's actual results of operations if the transaction described above would have occurred at the beginning of the respective period. In addition, the information is not indicative of future results.


          IN MILLIONS, EXCEPT PER SHARE AMOUNTS,
          FOR THE SIX MONTHS ENDED JUNE 30,                                   2000         1999
          ---------------------------------                                --------      --------
          Net Sales                                                        $ 15,888      $ 14,594
          Earnings (Loss) Before Extraordinary Items                       $    313      $   (155)
          Net Earnings (Loss)                                              $    447      $   (168)
          Earnings (Loss) Per Common Share Before Extraordinary Items      $   0.65      $  (0.35)
          Earnings (Loss) Per Common Share                                 $   0.93      $  (0.35)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International Paper's second-quarter 2000 net sales were $6.8 billion, ahead of the $6.4 billion reported in the 2000 first-quarter and $6.0 billion reported in the 1999 second-quarter.

International Paper reported second quarter 2000 earnings of $315 million, or $.75 per share, before special items. This is an increase of $66 million, or $.15 per share, over first quarter 2000 earnings of $249 million, or $.60 per share, before special and extraordinary items, and well above second-quarter 1999 earnings before special and extraordinary items of $99 million, or $.24 per share.

We reported net earnings of $270 million, or $.64 per share, after special items in the second-quarter of 2000. Special items totaled $75 million before taxes and minority interest, $45 million after taxes and minority interest or $.11 per share, and consisted of $71 million associated with asset write-downs, severance and other charges and $4 million of one-time merger expenses. International Paper reported a net loss in the 1999 second-quarter of $71 million, or $.17 per share, after special and extraordinary items. Special items amounted to $234 million, or $157 million after taxes. These items included a $98 million charge for Union Camp merger-related severance, a $59 million charge for one-time Union Camp and Champion merger expenses, a $113 million charge for asset shutdowns, and credits of $36 million from the reversal of reserves that were no longer required. We also recorded an extraordinary charge of $13 million after taxes, or $.03 per share, for the refinancing of high interest Union Camp debt which International Paper assumed under the merger agreement.

The consolidated results of operations include Champion for the eleven days in June that International Paper owned the company. The Champion merger was completed on June 20, 2000, in a transaction accounted for as a purchase. The following segment discussions exclude sales and operating profit generated by Champion.

PRINTING AND COMMUNICATIONS PAPERS 2000 second-quarter net sales of $1,620 million experienced a 2% decline from the $1,650 million reported in the 2000 first-quarter, but increased 17% over the 1999 second-quarter net sales of $1,385 million. Operating profit for the 2000 second-quarter of $212 million was ahead of the $178 million of earnings recorded in the 2000 first-quarter and a significant improvement over 1999 second-quarter earnings of $22 million. Earnings in the U.S. papers business remained strong during the second quarter primarily due to the combination of favorable pricing and the continuation of internal cost-cutting activities. However, due to softening in demand coupled with high inventory levels, International Paper took 125,000 tons of downtime in uncoated freesheet in the second quarter and plans to take out an additional 10% of capacity in July and August in order to keep inventories in line. European Papers' results for the second quarter were above earnings reported in the prior quarter and increased significantly over the 1999 second-quarter due to the improving external market and excellent performance at the Saillat, Kwidzyn and Svetogorsk mills.


PRINTING AND COMMUNICATIONS PAPERS (IN MILLIONS)

                                        2000                                    1999
                     ----------------------------------------   ---------------------------------------
                     1st Quarter     2nd Quarter   Six Months   1st Quarter   2nd Quarter    Six Months
                     -----------     -----------   ----------   -----------   -----------    ----------
Sales                   $1,650        $1,620        $3,270        $1,450        $1,385        $2,835
Operating Profit           178           212           390             8            22            30


INDUSTRIAL AND CONSUMER PACKAGING 2000 second-quarter net sales of $1,985 million were 10% better than the $1,805 million reported in the 2000 first-quarter and up 13% from the 1999 second-quarter net sales of $1,760 million. Operating profit for the 2000 second-quarter of $234 million was up from both the 2000 first-quarter and the 1999 second-quarter operating profits of $196 million and $142 million, respectively. Industrial

Packaging's second quarter results continued to improve as a result of internal sales initiatives and operations improvements. This led to a more than 25% increase in earnings over the prior quarter and more than two times the earnings recorded in the 1999 second quarter. Due to weak U.S. box shipments and reduced export containerboard shipments, inventory levels were relatively high during the quarter. International Paper took 165,000 tons of containerboard downtime in order to balance its production with customer demand. An additional 200,000 tons of downtime is planned for July and August, which is over 20% of total system capacity. Consumer Packaging earnings were 7% better than both the prior quarter and the 1999 second-quarter due to the success of internal cost initiatives achieved in the mills. Increases in raw materials costs, however, eroded some of the manufacturing progress.


INDUSTRIAL AND CONSUMER PACKAGING (IN MILLIONS)

                                        2000                                   1999
                     ---------------------------------------    --------------------------------------
                     1st Quarter    2nd Quarter   Six Months    1st Quarter  2nd Quarter    Six Months
                     -----------    -----------   ----------    -----------  -----------    ----------
Sales                   $1,805        $1,985        $3,790        $1,675        $1,760        $3,435
Operating Profit           196           234           430            56           142           198


DISTRIBUTION 2000 second-quarter net sales of $1,700 million were down slightly from the $1,750 million recorded in the first quarter and slightly higher than the $1,675 million recorded in the 1999 second-quarter. The 2000 second-quarter operating profit of $35 million improved over both the 2000 first-quarter and the 1999 second-quarter operating profits of $30 million and $27 million, respectively. Contributing to the improved performance were cost reduction efforts in under-performing facilities and the Alling and Cory integration sites, along with stronger realization in margin per unit sold.



DISTRIBUTION (IN MILLIONS)

                                      2000                                      1999
                     ----------------------------------------   --------------------------------------
                     1st Quarter   2nd Quarter     Six Months   1st Quarter  2nd Quarter    Six Months
                     -----------   -----------     ----------   -----------  -----------    ----------
Sales                   $1,750        $1,700        $3,450        $1,700        $1,675        $3,375
Operating Profit            30            35            65            24            27            51


CHEMICALS AND PETROLEUM, which includes results from our approximately 68% owned subsidiary, Bush Boake Allen, reported second-quarter 2000 net sales of $365 million, ahead of $345 million reported in the 2000 first-quarter and $360 million in the 1999 second-quarter. Operating profit of $36 million for the 2000 second-quarter increased 9% over 2000 first-quarter earnings of $33 million and was up 29% over 1999 second-quarter earnings of $28 million. The earnings results of our chemicals businesses reflect an improvement in demand for chemical products and higher oil and gas prices.

CHEMICALS AND PETROLEUM (IN MILLIONS)

                                          2000                                        1999
                       -----------------------------------------     ----------------------------------------
                       1st Quarter     2nd Quarter    Six Months     1st Quarter   2nd Quarter     Six Months
                       -----------     -----------    ----------     -----------   -----------     ----------
Sales                      $345           $365           $710           $350           $360           $710
Operating Profit             33             36             69             19             28             47


FOREST PRODUCTS 2000 second-quarter net sales were $750 million compared with $780 million in the 2000 first-quarter and $815 million in the 1999 second-quarter. Operating profit of $174 million for the 2000 second-quarter improved 17% over 2000 first-quarter earnings of $149 million, but were down slightly from 1999 second-quarter earnings of $175 million. The improvement over the first quarter was primarily the result of increases in harvest volumes, sales of standing timber and a seasonal increase in recreational income. Stumpage prices for both pulpwood and sawtimber for the 2000 second-quarter were slightly below the first quarter and continued to average well below 1999 levels. Second-quarter 2000 earnings for the Building Materials group were down slightly from the prior quarter, and well below the second quarter of 1999. The year over year decline is primarily the result of weaker pricing for wood products and molded door facings. The cumulative effect of interest rate increases, lower consumer confidence and future uncertainty became increasingly evident this quarter as prices eroded and demand remained sluggish during what is typically the start of the peak construction season.

FOREST PRODUCTS (IN MILLIONS)

                                             2000                                               1999
                         --------------------------------------------       ---------------------------------------------
                         1st Quarter      2nd Quarter      Six Months       1st Quarter      2nd Quarter       Six Months
                         -----------      -----------      ----------       -----------      -----------       ----------
Sales                        $780             $750           $1,530             $785             $815           $1,600
Operating Profit              149              174              323              174              175              349


CARTER HOLT HARVEY reported 2000 second-quarter net sales of $460 million compared with $410 million recorded in the prior quarter and $400 million recorded in the 1999 second-quarter. Operating profit of $23 million reported in the 2000 second-quarter was ahead of the 2000 first-quarter earnings of $17 million and reflects a significant improvement over the $8 million reported in the same period a year ago. Carter Holt Harvey's Forest Products, Wood Products, Packaging and Pulp and Paper businesses contributed to the favorable second quarter results primarily due to increased volumes and higher prices in each of the markets and improved performance at the Kinleith mill. However, Tissue results weakened as the result of higher pulp prices and increased competition. In addition, sales and earnings for the Wood Products business were boosted by the reporting of two months of trading results from an Australian panels business and sawmill acquired in April of 2000.


CARTER HOLT HARVEY (IN MILLIONS)

                                          2000                                         1999
                       ------------------------------------------    ---------------------------------------
                       1st Quarter     2nd Quarter     Six Months    1st Quarter   2nd Quarter    Six Months
                       -----------     -----------     ----------    -----------   -----------    ----------
Sales                      $410           $460           $870           $365           $400           $765
Operating Profit             17             23             40              -              8              8


International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ending March 31 versus our calendar year, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $968 million for the 2000 first half compared with $703 million for the 1999 six month period. Higher earnings for the 2000 first half were partially offset by increased working capital requirements. Working capital changes decreased operating cash flow by $293 million and $45 million for the 2000 and 1999 six month periods, respectively.

Investments in capital projects totaled $488 million and $459 million for the 2000 and 1999 six month periods. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund capital expenditures. As part of our program to improve return on investment, we plan to continue to hold annual capital spending below annual depreciation and amortization expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 2000 and 1999 six month periods include a $4.7 billion and $45 million net increase in debt. The 2000 increase includes both the $5.0 billion debt issuance to finance the Champion merger and the $650 million debt issuance to finance the Shorewood merger. Debt reductions include the repayment of $279 million of assumed Shorewood debt, $147 million of assumed Champion debt, and approximately $700 million of debt repayments by Carter Holt Harvey. Common stock dividend payments were $207 million, or $.50 per common share for the 2000 first half compared with $212 million or $.51 per common share for the 1999 first half. Dividend payments for the second quarters ended June 30, 2000 and 1999 were $103 million and $104 million or $.25 per common share for both periods. Actual cash dividends paid for the 1999 first-quarter were $.25 per common share. However, cash dividends declared per common share have been restated to include dividends declared by Union Camp.

At June 30, 2000, cash and temporary investments totaled $1.1 billion compared to $453 million at December 31, 1999. The increase in cash and temporary investments is due primarily to proceeds of $1.2 billion from Carter Holt Harvey's sale of COPEC and cash acquired through the Champion merger of approximately $325 million, less Carter Holt Harvey debt reductions of $700 million and Carter Holt Harvey's acquisition of CSR for approximately $200 million.

MERGERS AND ACQUISITIONS

On June 20, 2000, International Paper completed the previously announced merger with Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood, lumber and wood chip manufacturing operations. Under the terms of the merger agreement, Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock per share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock totaling $2.4 billion. Approximately $2.3 billion of debt was assumed. The results of Champion are included in the consolidated statement of earnings from June 20, 2000, and the June 30, 2000 consolidated balance sheet includes the balances of Champion.

In connection with the merger announcement, International Paper also announced its intention to sell more than $3 billion of assets by the end of 2001 as part of its increased focus on its core businesses. When the decision has been made to sell a specific business, costs and charges may be incurred in future periods. Also, as a result of the merger announcement, Moody's lowered our long-term debt rating to Baa1. At June 30, 2000, outstanding debt included approximately $3 billion of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

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

On November 24, 1998, International Paper announced that we had reached an agreement to merge with Union Camp Corporation (Union Camp), a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders, and the merger was completed, on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

In April 1999, Carter Holt Harvey, a subsidiary of International Paper, acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first and second quarters of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of June 30, 2000 reflects preliminary allocations of the purchase prices of Shorewood Packaging, CSR Limited and Champion to the fair value of the assets and liabilities acquired.

RESTRUCTURING, SPECIAL AND EXTRAORDINARY ITEMS

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $4 million pre-tax charge ($3 million after taxes) for one-time merger costs and a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions.

The one-time merger expenses of $4 million consist primarily of travel expenses and system integration costs related to the Union Camp and Champion mergers.

The $71 million charge for asset shutdowns of excess internal capacity and cost reduction actions includes $40 million of asset write-downs and $31 million of severance and other charges. The following table presents additional detail related to the $71 million charge:

                                                          ASSET   SEVERANCE
                                                          WRITE -    AND
          IN MILLIONS                                     DOWNS     OTHER    TOTAL
          -----------                                     -----     -----    -----
          Printing and Communications Papers      (a)      $22      $ 7      $29
          Consumer Packaging                      (b)        7        9       16
          Industrial Papers                       (c)        9        4       13
          Other                                   (d)        2       11       13
                                                          -----     -----    -----
                                                           $40      $31      $71
                                                          =====     =====    =====


(a) The Printing and Communications Papers business announced the shutdown of the Millers Falls, Massachusetts mill due to excess capacity. Charges associated with the shutdown include $22 million of asset write-downs, $2 million of severance costs covering the termination of 119 employees and other exit costs of $3 million.

     Also, the Franklin, Virginia mill reduced its salaried workforce in a continuing effort to improve the cost effectiveness and long-term competitive position of the pulp and paper operation. A severance charge of $2 million covers the elimination of 108 salaried positions.

(b) The Consumer Packaging business has implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations as a result of the Shorewood acquisition. The Richmond, Virginia facility is scheduled to be shut down. Charges associated with the shutdown include $6 million of asset write-downs, $2 million of severance costs covering the termination of 126 employees and other exit costs of $1 million. Management also decided to permanently idle the lithographic department of the Clinton, Iowa facility. This action will allow the Retail Packaging business to better focus its resources for further profit improvement. The charge includes $1 million of asset write-downs, $3 million of severance covering the termination of 187 employees and $2 million of other exit costs. A severance reserve of $1 million has also been established related to the streamlining efforts of the Consumer Packaging business. This reserve covers the termination of 17 employees.

(c) Industrial Papers announced the shutdown of the Knoxville, Tennessee converting facility in an effort to reduce excess capacity. The charge includes $9 million of asset write-downs, $1 million of severance costs related to the termination of 120 employees and other exit costs of $3 million.

(d) Other includes $8 million related to Industrial Packaging, primarily for the shutdown of the Tupelo, Mississippi sheet plant. The Industrial Packaging charge includes $5 million of severance costs covering the termination of 221 employees, $2 million of asset write-offs and $1 million of other cash costs. Other also includes $5 million related to the indefinite shutdown of Carter Holt Harvey's Mataura paper mill. The Carter Holt Harvey charge includes $3 million of severance costs covering the termination of 158 employees and $2 million of other cash costs.

The $31 million reserve for severance and other costs recorded in the 2000 second quarter related to 1,056 employees.

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

The following table shows the impact of special items on 2000 pre-tax earnings by quarter:

                                                               QUARTER
                                                          ----------------
IN MILLIONS                                               FIRST      SECOND   YEAR-TO-DATE
-----------                                               -----      ------   ------------
EARNINGS BEFORE SPECIAL ITEMS, INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY ITEMS              $  443       $ 555          $ 998

One-time merger expenses                                    (8)         (4)           (12)
Restructuring and other charges                                        (71)           (71)
                                                         ------       -----   ------------

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND
  EXTRAORDINARY ITEMS                                    $  435       $ 480       $    915
                                                         ======       =====   ============


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

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:


                                                                 QUARTER
                                                   -------------------------------------     YEAR-TO-
IN MILLIONS                                        FIRST    SECOND      THIRD     FOURTH       DATE
-----------                                        -----    ------      -----     ------     --------
EARNINGS BEFORE SPECIAL ITEMS, INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY ITEMS      $   94     $  198     $  320     $  393     $1,005
Merger-related termination benefits                            (98)       (50)                 (148)
One-time merger expenses                                       (59)       (18)       (30)      (107)
Restructuring and other charges                               (113)                 (185)      (298)
Reversal of reserves no longer required                         36                               36
Environmental reserve                                                     (10)                  (10)
Provision for legal reserves                                                         (30)       (30)
                                                 ------     ------     ------     ------     ------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
  INTEREST AND EXTRAORDINARY ITEMS               $   94     $  (36)    $  242     $  148     $  448
                                                 ======     ======     ======     ======     ======


The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program. Under this program, 1,218 employees of the combined company were identified for termination. Benefits payable under this program for certain senior executives and managers have been paid from the general assets of International Paper. Benefits for remaining employees have been primarily paid from plan assets of our qualified pension plan. As of June 30, 2000, 1,062 employees had been terminated. Related cash payments approximated $71 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan.

The following table is a roll forward of the Union Camp merger-related termination benefits charge and costs incurred by quarter. The amounts identified below as incurred include all payments made or to be made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.


                                                                   TERMINATION
          DOLLARS IN MILLIONS                                        BENEFITS
          -------------------                                      -----------
          Special charge - second quarter 1999 (572 employees)        $ 98
          Incurred costs - second quarter 1999 (83 employees)          (30)
          Special charge - third quarter 1999 (646 employees)           50
          Incurred costs - third quarter 1999 (484 employees)          (53)
          Incurred costs - fourth quarter 1999 (220 employees)         (33)
                                                                   -----------
          Balance, December 31, 1999 (431 employees)                    32
          Incurred costs - first quarter 2000 (111 employees)           (8)
          Incurred costs - second quarter 2000 (164 employees)         (18)
                                                                   -----------
          Balance, June 30, 2000 (156 employees)                      $  6
                                                                   ===========


          Note: Benefit costs are treated as incurred on the termination date of the employee.

The program was substantially completed in the second quarter. We are in the process of reevaluating the program to determine if additional costs will be incurred in the third quarter. Any accruals that remain after the reevaluation process will be reversed to income in the third quarter of this year.

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

                                                                         SEVERANCE
          DOLLARS IN MILLIONS                                            AND OTHER
          -------------------                                            ---------
          Opening balance - second quarter 1999 (1,118 employees)        $  56
          Cash charges - third quarter 1999 (710 employees)                (13)
          Additions - fourth quarter 1999 (2,045 employees)                 93
          Cash charges - fourth quarter 1999 (50 employees)                (21)
                                                                         ---------
          Balance, December 31, 1999 (2,403 employees)                     115
          Cash charges - first quarter 2000 (1,031 employees)              (25)
          Other charges - first quarter 2000                                (8)
          Cash charges - second quarter 2000 (673 employees)               (14)
                                                                         ---------
          Balance, June 30, 2000 (699 employees)                         $  68
                                                                         =========


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

OTHER

The effective income tax rate before special and extraordinary items increased to 31% for the 2000 first-half from 29% in the 1999 first-half. The increase was primarily due to changes in the mix of estimated annual earnings. The effective income tax rate after special items but before extraordinary items was 30% and 17% for the 2000 and 1999 six month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the six month periods ended June 30, 2000 and 1999.

                                                   2000                                    1999
                              -----------------------------------------   --------------------------------------
                                Earnings                                    Earnings
                              (Loss) Before                               (Loss) Before
                               Income Taxes    Income Tax                 Income Taxes   Income Tax
                               and Minority    Provision      Effective   and Minority   Provision     Effective
In Millions                      Interest      (Benefit)       Tax Rate    Interest      (Benefit)      Tax Rate
-----------                    ------------    ----------     ---------   -------------  ----------    ---------
Before special and
  extraordinary items             $    998         $ 309          31%        $     292       $  86          29%
Merger-related termination
  benefits                                                                         (98)        (31)         32%
One-time merger expenses               (12)           (4)         33%              (59)        (10)         17%
Restructuring and other
  charges                              (71)          (27)         38%             (113)        (44)         39%
Reversals of reserves no
  longer required                                                                   36           9          25%
                               ------------    ----------                 -------------  ----------
After special items               $    915         $ 278          30%        $      58       $  10          17%
                               ============    ==========                 =============  ==========


FORWARD-LOOKING STATEMENTS

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, the cost of compliance with environmental laws and regulations and whether anticipated savings from merger and other restructuring activities can be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    FINANCIAL INFORMATION BY INDUSTRY SEGMENT
                                   (UNAUDITED)
                                  (IN MILLIONS)

NET SALES BY INDUSTRY SEGMENT

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                            ---------------------     ---------------------
                                              2000         1999         2000         1999
                                            --------     --------     --------     --------
Printing and Communications Papers (1)      $  1,620     $  1,385     $  3,270     $  2,835
Industrial and Consumer Packaging              1,985        1,760        3,790        3,435
Distribution                                   1,700        1,675        3,450        3,375
Chemicals and Petroleum                          365          360          710          710
Forest Products                                  750          815        1,530        1,600
Carter Holt Harvey                               460          400          870          765
Corporate and Intersegment Sales (1)(2)         (100)        (399)        (469)        (692)
                                            --------     --------     --------     --------
NET SALES                                   $  6,780     $  5,996     $ 13,151     $ 12,028
                                            ========     ========     ========     ========


OPERATING PROFIT BY INDUSTRY SEGMENT


                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              -------------------     -------------------
                                                2000        1999       2000        1999
                                              -------     -------     -------    --------
Printing and Communications Papers            $   212     $    22     $   390     $    30
Industrial and Consumer Packaging                 234         142         430         198
Distribution                                       35          27          65          51
Chemicals and Petroleum                            36          28          69          47
Forest Products                                   174         175         323         349
Carter Holt Harvey (3)                             23           8          40           8
Corporate (2)                                      26                      26
                                              -------     -------     -------     -------
OPERATING PROFIT                                  740         402       1,343         683
Interest expense, net                            (156)       (123)       (287)       (266)
Minority interest adjustment                       38          15          62          21
Corporate items, net                              (67)        (98)       (120)       (149)
Restructuring and other charges                   (71)       (113)        (71)       (113)
Merger integration costs                           (4)       (157)        (12)       (157)
Reversal of reserves no longer required                        36                      36
Scitex restructuring and other charges                          2                       3
                                              -------     -------     -------     -------
EARNINGS BEFORE INCOME TAXES,
 MINORITY INTEREST AND EXTRAORDINARY ITEMS    $   480     $   (36)    $   915     $    58
                                              =======     =======     =======     =======


--------------
(1) Certain reclassifications and adjustments have been made to prior year amounts.
(2) Includes results from operations of Champion International Corporation acquired on June 20, 2000. Beginning on July 1, 2000, the results of the former Champion business will be included in the appropriate business segment.
(3) Includes equity earnings (in millions) of $5 and $21 for the three months ended June 30, 2000 and 1999, respectively, and $9 and $22 for the six months ended June 30, 2000 and 1999, respectively. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.

PRODUCTION BY PRODUCT

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------     -----------------
                                               2000        1999       2000       1999
                                              ------      ------     ------     ------
Printing Papers (In thousands of tons)
   White Papers and Bristols (a)               1,355       1,364      2,735      2,715
   Coated Papers                                 317         339        642        655
   Market Pulp (b)                               516         461      1,037        993
   Newsprint                                      28          25         55         48

Packaging (In thousands of tons)
   Containerboard (a)                          1,190       1,236      2,394      2,371
   Bleached Packaging Board                      542         535      1,074      1,050
   Industrial Papers                             230         223        471        450
   Industrial and Consumer Packaging (c)       1,332       1,272      2,653      2,510

Specialty Products (In thousands of tons)
   Tissue                                         42          39         83         81

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (d)             510         492      1,003        979
   Lumber (board feet)                           713         715      1,428      1,498
   MDF (sq. ft. 3/4" - basis)                     84          58        143        114
   Particleboard (sq. ft. 3/4" - basis)           95          51        143         97


---------------
(a) Certain reclassifications and adjustments have been made to current and prior year amounts.
(b)  This excludes market pulp purchases.
(c) A significant portion of this tonnage was fabricated from paperboard and paper produced at International Paper's own mills and is included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(d)  Panels include plywood and oriented strand board.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 20, 2000, International Paper completed the previously announced merger with Champion. To complete the merger, Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock totaling $2.4 billion. Approximately $2.3 billion of Champion's debt, mostly long-term fixed rate debt, was assumed. International Paper financed the cash portion of the merger with a combination of short- and long-term, fixed and floating rate notes.

The results of our analysis of value at risk, considering the Champion borrowings noted above, were not significant to our consolidated common shareholders' equity, earnings or daily change in market capitalization.

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

Our reserves for these matters total $66 million at June 30, 2000. This amount includes $25 million, which we added to our reserve for hardboard siding claims in the fourth quarter of 1999, to cover an expected shortfall in that reserve resulting primarily from a higher number of hardboard siding claims in the fourth quarter of 1999 than we had anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, International Paper believes that these settlements will not have a material adverse effect on our consolidated financial position or results of operations. Expected insurance recoveries, apart from the insurance recoveries to date, are $51 million. Through June 30, 2000, settlement payments of $248 million, including the $51 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $27 million from our insurance carriers through June 30, 2000. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

OTHER LITIGATION

In March and April 2000, Champion International Corporation (Champion)and 10 members of its board of directors were served with six lawsuits that have been filed in the Supreme Court for the State of New York, New York County. Each of the suits purports to be a class action filed on behalf of Champion shareholders and alleges that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper.

A number of class actions have been filed in federal and state courts in New York, Texas, California and Tennessee alleging that International Paper's Nevamar division participated in a price fixing conspiracy with three of its competitors. The cases in federal court assert a violation of the federal antitrust laws, while the state court cases allege violations of state antitrust and consumer protection statutes. We have filed a motion to dismiss one of these cases. As of July 31, 2000, we have not filed a pleading responsive to the complaints in any of the other cases. We intend to defend these cases vigorously.

In August 1998, the former Union Camp Corporation informed the Virginia Department of Environmental Quality (DEQ) of certain New Source Performance Standards (NSPS) permitting discrepancies related to a power boiler at the paper mill in Franklin, Virginia. On April 11, 2000, International Paper and the DEQ entered into a consent order which resolved the matter for a civil penalty of $134,000.

In February 2000, the Town of Lyman, South Carolina, issued an administrative order alleging past violations of a wastewater pretreatment permit at the former Union Camp folding carton facility in Spartanburg, South Carolina. While International Paper has satisfied the terms of the order, the Town of Lyman recently indicated it may seek penalties and other surcharges that together may exceed $100,000. We are engaged in settlement discussions with the Town of Lyman.

On June 19, 2000, prior to the completion of the merger of Champion, Champion entered into a Consent Order with the Maine Department of Environmental Protection which resolved allegations of past wastewater and reporting deficiencies at Champion's lumber mills in Milford and Passadumkeag, Maine. Champion paid a civil penalty of $800,000 in connection with the Consent Order.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of International Paper was held on May 9, 2000.

(b)  N/A

(c) (i) The Annual Meeting involved the election of seven directors as follows:

          The election of five directors to Class III. No votes were cast against a nominee. The votes for or withheld for each nominee were:

                                           For             Withheld
                                      ------------        ---------

          Mr. Robert J. Eaton          340,445,510        3,333,678
          Mr. John R. Kennedy          340,332,526        3,446,662
          Mr. Donald F. McHenry        340,293,547        3,485,641
          Mr. Patrick F. Noonan        338,844,779        4,934,409
          Mr. Charles R. Shoemate      340,430,943        3,348,245

          The election of one director to Class I. No votes were cast against the nominee. The votes for or withheld for the nominee were:

                                          For             Withheld
                                      -----------        ---------

          Mr. James A. Henderson      340,413,655        3,365,533


          The election of one director to Class II. No votes were cast against the nominee. The votes for or withheld for the nominee were:

                                         For             Withheld
                                     -----------        ---------
          Mr. Robert D. Kennedy      340,335,889        3,443,299


(c) (ii) The shareholders approved the appointment of Arthur Andersen LLP as the Company's independent auditor for 2000. There were 341,044,753 votes cast in favor of the ratification, 511,263 votes cast against the ratification and 2,223,172 votes in abstention.

(c) (iii)The shareholders approved an amendment to the Company's Long-Term Incentive Compensation Plan. There were 319,200,668 votes cast in favor of the proposal, 21,495,376 votes cast against the proposal, and 3,083,127 votes in abstention.

(d)  N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (2) Agreement and Plan of Merger, dated as of May 12, 2000, among Champion, International Paper and the Purchaser (incorporated by reference to exhibit 2 to International Paper's Registration Statement on Form S-4, as amended on June 2, 2000 and June 9,
                2000).

          (4.1) Indenture, dated as of April 12, 1999, between International
                Paper and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to International Paper's Report on Form 8-K filed on June 29, 2000).

          (4.2) Floating Rate Notes Supplemental Indenture, dated as of June 14,
                2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.2 to International Paper's Report on Form 8-K filed on June 29,
                2000).

          (4.3) 8% Notes Due July 8, 2003 Supplemental Indenture, dated as of
                June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.3 to International Paper's Report on Form 8-K filed on June 29,
                2000).

          (4.4) 8 1/8% Notes Due July 8, 2005 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.4 to International Paper's Report on Form 8-K filed on June 29,
                2000).

          (4.5) Credit Agreement, dated as of June 14, 2000, among International
                Paper, International Paper Financial Services, Inc., various lenders and Credit Suisse First Boston, New York Branch, as Administrative Agent, Lead Arranger and Book Manager (incorporated by reference to exhibit 4.5 to International Paper's Report on Form 8-K filed on June 29, 2000).

        (10.1)  Long-Term Incentive Compensation Plan

          (11)  Statement of Computation of Per Share Earnings

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule

        (99.1) Registration Rights Agreement, dated as of June 14, 2000, by and among International Paper and Credit Suisse First Boston Corporation, Banc of America Securities LLC, Chase Securities

                Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Blaylock & Partners, L.P. and Utendahl Capital Partners L.P. (incorporated by reference to exhibit 99.1 to International Paper's Report on Form 8-K filed on June 29, 2000).

     (b)  Reports on Form 8-K

          International Paper filed reports on Form 8-K on April 11, 2000, April 25, 2000, May 19, 2000, May 22, 2000, and July 12, 2000 reporting information under Item 5, Other Events, and on June 29, 2000 reporting information under Item 2, Acquisition or Disposition of Assets, Item 5, Other Events, and Item 7, Financial Statements of Business Acquired and Pro Forma Financial Information.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (REGISTRANT)

     Date:  August 11, 2000            By /s/ JOHN V. FARACI
                                          ------------------
                                          John V. Faraci
                                          Executive Vice President and
                                          Chief Financial Officer


     Date:  August 11, 2000            By /s/ ANDREW R. LESSIN
                                          --------------------
                                          Andrew R. Lessin
                                          Vice President, Finance and
                                          Chief Accounting Officer