Form 10-Q
period 2000-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2000-11-13
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30, 2000

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECUTITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______________ to

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 481,370,059

================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

PART I. Financial Information                                               Page No.
                                                                            --------
Item 1.  Financial Statements

         Consolidated Statement of Earnings -
           Three Months and Nine Months Ended September 30, 2000 and 1999       1

         Consolidated Balance Sheet -
           September 30, 2000 and December 31, 1999                             2

         Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999                        3

         Consolidated Statement of Common Shareholders' Equity -
           Three Months and Nine Months Ended September 30, 2000 and 1999     4 - 5

         Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               17

         Financial Information by Industry Segment                             28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            30

PART II. Other Information

Item 1.  Legal Proceedings                                                     31

Item 2.  Changes in Securities and Use of Proceeds                              *

Item 3.  Defaults upon Senior Securities                                        *

Item 4.  Submission of Matters to a Vote of Security Holders                    *

Item 5.  Other Information                                                      *

Item 6.  Exhibits and Reports on Form 8-K                                      33

Signatures                                                                     33

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                               ----------------------      ----------------------
                                                                 2000          1999          2000          1999
                                                               --------      --------      --------      --------
Net Sales                                                      $  7,801      $  6,251      $ 20,952      $ 18,279
                                                               --------      --------      --------      --------
Costs and Expenses
  Cost of products sold                                           5,611         4,593        14,945        13,589
  Selling and administrative expenses                               553           495         1,637         1,548
  Depreciation and amortization                                     516           383         1,303         1,140
  Distribution expenses                                             335           268           872           821
  Taxes other than payroll and income taxes                          63            58           187           172
  Restructuring and other charges                                   125            10           196           123
  Merger integration costs                                           15            68            27           225
  Equity earnings from investment in Scitex                                                                    (3)
                                                               --------      --------      --------      --------

Total Costs and Expenses                                          7,218         5,875        19,167        17,615
                                                               --------      --------      --------      --------
  Reversal of reserves no longer required                             6                           6            36
                                                               --------      --------      --------      --------
Earnings Before Interest, Income Taxes, Minority
  Interest and Extraordinary Items                                  589           376         1,791           700
  Interest expense, net                                             278           134           565           400
                                                               --------      --------      --------      --------
Earnings Before Income Taxes, Minority
  Interest and Extraordinary Items                                  311           242         1,226           300
  Income tax provision                                               71            54           349            64
  Minority interest expense, net of taxes                            65            43           188           117
                                                               --------      --------      --------      --------
Earnings Before Extraordinary Items                                 175           145           689           119
  Loss on extinguishment of debt, net of taxes                                     (3)                        (16)
  Impairment losses on businesses to be sold, net of taxes         (310)                       (310)
  Gains on sales of investments, net of taxes
    and minority interest                                                                       134
                                                               --------      --------      --------      --------
Net Earnings (Loss)                                            $   (135)     $    142      $    513      $    103
                                                               ========      ========      ========      ========
Earnings Per Common Share Before
  Extraordinary Items                                          $   0.36      $   0.35      $   1.57      $   0.29

Loss Per Common Share - Extraordinary
  Items                                                           (0.64)        (0.01)        (0.40)        (0.04)
                                                               --------      --------      --------      --------
Earnings (Loss) Per Common Share                               $  (0.28)     $   0.34      $   1.17      $   0.25
                                                               ========      ========      ========      ========
Earnings (Loss) Per Common Share - Assuming
  Dilution                                                     $  (0.28)     $   0.34      $   1.17      $   0.25
                                                               ========      ========      ========      ========
Average Shares of Common Stock Outstanding                        481.6         413.5         438.9         412.9
                                                               ========      ========      ========      ========
Cash Dividends Per Common Share                                $   0.25      $   0.25      $   0.75      $   0.76
                                                               ========      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                         September 30,  December 31,
                                                                             2000          1999
                                                                         -------------  ------------
Assets
Current Assets
  Cash and temporary investments                                           $  1,171      $    453
  Accounts and notes receivable, net                                          3,729         3,227
  Inventories                                                                 3,398         3,203
  Other current assets                                                        1,866           358
                                                                           --------      --------
Total Current Assets                                                         10,164         7,241
                                                                           --------      --------
Plants, Properties and Equipment, net                                        17,372        14,381
Forestlands                                                                   6,056         2,921
Investments                                                                     316         1,044
Goodwill                                                                      6,438         2,596
Deferred Charges and Other Assets                                             2,619         2,085
                                                                           --------      --------
Total Assets                                                               $ 42,965      $ 30,268
                                                                           ========      ========

Liabilities and Common Shareholders' Equity
Current Liabilities
  Notes payable and current maturities of long-term debt                   $  2,912      $    920
  Accounts payable                                                            1,829         1,870
  Accrued payroll and benefits                                                  592           423
  Other accrued liabilities                                                   2,253         1,169
                                                                           --------      --------
Total Current Liabilities                                                     7,586         4,382
                                                                           --------      --------
Long-Term Debt                                                               12,690         7,520

Deferred Income Taxes                                                         4,647         3,344

Other Liabilities                                                             2,239         1,332

Minority Interest                                                             1,426         1,581

International Paper - Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiaries Holding International Paper Debentures           1,805         1,805

Common Shareholders' Equity
  Common stock, $1 par value, 2000 - 484.1 shares, 1999 - 414.6 shares          484           415
  Paid-in capital                                                             6,473         4,078
  Retained earnings                                                           6,799         6,613
  Accumulated other comprehensive income (loss)                              (1,064)         (739)
                                                                           --------      --------
                                                                             12,692        10,367
  Less: Common stock held in treasury, at cost, 2000 - 2.7 shares
    1999 - 1.2 shares                                                           120            63
                                                                           --------      --------
Total Common Shareholders' Equity                                            12,572        10,304
                                                                           --------      --------
Total Liabilities and Common Shareholders' Equity                          $ 42,965      $ 30,268
                                                                           ========      ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                2000         1999
                                                              -------      -------
Operating Activities
  Net earnings                                                $   513      $   103
  Depreciation and amortization                                 1,303        1,140
  Deferred income tax benefit                                     (34)        (209)
  Payments related to restructuring and legal reserves           (161)        (117)
  Payments related to mergers                                     (31)        (124)
  Merger integration costs                                         27          225
  Restructuring and other charges                                 196          123
  Reversal of reserves no longer required                          (6)         (36)
  Loss on extinguishment of debt                                                26
  Impairment losses on businesses to be sold                      460
  Gains on sales of investments                                  (385)
  Other, net                                                      292           22
  Changes in current assets and liabilities
    Accounts and notes receivable                                (313)        (331)
    Inventories                                                   (63)         (57)
    Accounts payable and accrued liabilities                       92          381
    Other                                                         (10)          11
                                                              -------      -------
Cash Provided by Operations                                     1,880        1,157
                                                              -------      -------
Investment Activities
  Invested in capital projects                                   (908)        (706)
  Mergers and acquisitions, net of cash acquired               (5,618)         (54)
  Proceeds from divestitures                                    1,393          119
  Other                                                            44          (84)
                                                              -------      -------
Cash Used for Investment Activities                            (5,089)        (725)
                                                              -------      -------
Financing Activities
  Issuance of common stock                                         43          192
  Issuance of debt                                              6,328          787
  Reduction of debt                                            (1,896)      (1,159)
  Penalties paid on early retirement of debt                                   (23)
  Change in bank overdrafts                                      (202)         (68)
  Dividends paid                                                 (327)        (314)
  Other                                                           105          (12)
                                                              -------      -------
Cash Provided by (Used for) Financing Activities                4,051         (597)
                                                              -------      -------
Effect of Exchange Rate Changes on Cash                          (124)         (15)
                                                              -------      -------
Change in Cash and Temporary Investments                          718         (180)

Cash and Temporary Investments
  Beginning of the period                                         453          533
                                                              -------      -------
  End of the period                                           $ 1,171      $   353
                                                              =======      =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Three Months Ended September 30, 2000

                                                                                   Accumulated                             Total
                                                                                      Other                               Common
                                   Common Stock Issued    Paid-in     Retained    Comprehensive       Treasury Stock   Shareholders'
                                   Shares       Amount    Capital     Earnings    Income (Loss)      Shares    Amount     Equity
                                   ------       ------    -------     --------    -------------      ------    ------  -------------
Balance, June 30, 2000            483,450     $    484   $  6,437     $  7,054       $   (862)        1,582   $     72   $ 13,041

Issuance of stock for
  various plans                       658                      36                                       700         33          3

Repurchase of stock                                                                                     460         15        (15)

Cash dividends - Common
  stock ($0.25 per share)                                                 (120)                                              (120)

Comprehensive income (loss)

  Net earnings (loss)                                                     (135)                                              (135)

  Change in cumulative
    foreign currency
    translation adjustment                                                               (202)                               (202)
                                                                                                                         --------

Total comprehensive
  income (loss)                                                                                                              (337)

                                  -------     --------   --------     --------       --------         -----   --------   --------
Balance, September 30, 2000       484,108     $    484   $  6,473     $  6,799       $ (1,064)        2,742   $    120   $ 12,572
                                  =======     ========   ========     ========       ========         =====   ========   ========

                      Three Months Ended September 30, 1999

                                                                                   Accumulated                            Total
                                                                                      Other                              Common
                                   Common Stock Issued    Paid-in     Retained    Comprehensive      Treasury Stock   Shareholders'
                                   Shares       Amount    Capital     Earnings    Income (Loss)     Shares    Amount     Equity
                                   ------       ------    -------     --------    -------------     ------    ------  -------------
Balance, June 30, 1999            413,228     $    413   $  3,997     $  6,597       $   (620)          139   $      9   $ 10,378

Issuance of stock for
  various plans                       799            1        (10)                                     (207)       (12)         3

Repurchase of stock                                                                                     640         33        (33)

Cash dividends - Common
  stock ($0.25 per share)                                                 (102)                                              (102)

Comprehensive income (loss)

  Net earnings                                                             142                                                142
  Change in cumulative
    foreign currency
    translation adjustment                                                                  6                                   6
                                                                                                                         --------

Total comprehensive
  income (loss)                                                                                                               148
                                  -------     --------   --------     --------       --------         -----   --------   --------
Balance, September 30, 1999       414,027     $    414   $  3,987     $  6,637       $   (614)          572   $     30   $ 10,394
                                  =======     ========   ========     ========       ========         =====   ========   ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Nine Months Ended September 30, 2000

                                                                                   Accumulated                            Total
                                                                                      Other                              Common
                                   Common Stock Issued    Paid-in     Retained    Comprehensive      Treasury Stock   Shareholders'
                                   Shares       Amount    Capital     Earnings    Income (Loss)     Shares    Amount     Equity
                                   ------       ------    -------     --------    -------------     ------    ------  -------------
Balance, December 31, 1999        414,584     $    415   $  4,078     $  6,613       $   (739)       1,216   $     63   $ 10,304

Issuance of stock for merger       68,706           69      2,360                                                          2,429

Issuance of stock for
  various plans                       818                      35                                     (184)        (9)        44

Repurchase of stock                                                                                  1,710         66        (66)

Cash dividends - Common
  stock ($0.75 per share)                                                 (327)                                             (327)

Comprehensive income (loss)

  Net earnings                                                             513                                               513

  Change in cumulative
    foreign currency
    translation adjustment                                                               (325)                              (325)
                                                                                                                        --------

Total comprehensive
  income (loss)                                                                                                              188
                                  -------     --------   --------     --------       --------        -----   --------   --------
Balance, September 30, 2000       484,108     $    484   $  6,473     $  6,799       $ (1,064)       2,742   $    120   $ 12,572
                                  =======     ========   ========     ========       ========        =====   ========   ========

                      Nine Months Ended September 30, 1999

                                                                                   Accumulated                            Total
                                                                                      Other                              Common
                                   Common Stock Issued    Paid-in     Retained    Comprehensive      Treasury Stock   Shareholders'
                                   Shares       Amount    Capital     Earnings    Income (Loss)     Shares    Amount     Equity
                                   ------       ------    -------     --------    -------------     ------    ------  -------------
Balance, December 31, 1998        413,185     $    413   $  3,896     $  6,848       $   (395)         552   $     24   $ 10,738

Issuance of stock for
  various plans                       842            1         91                                   (1,870)       (87)       179

Repurchase of stock                                                                                  1,890         93        (93)

Cash dividends - Common
  stock ($0.76 per share)                                                 (314)                                             (314)

Comprehensive income (loss)

  Net earnings                                                             103                                               103

  Change in cumulative
    foreign currency
    translation adjustment                                                               (219)                              (219)
                                                                                                                        --------

Total comprehensive
  income (loss)                                                                                                             (116)
                                  -------     --------   --------     --------       --------     --------   --------   --------
Balance, September 30, 1999       414,027     $    414   $  3,987     $  6,637       $   (614)         572   $     30   $ 10,394
                                  =======     ========   ========     ========       ========     ========   ========   ========

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

On June 20, 2000, International Paper acquired Champion International Corporation (Champion). The transaction was accounted for as a purchase. The accompanying statement of earnings includes Champion's earnings from June 20, 2000.

On April 30, 1999, International Paper completed its merger with Union Camp Corporation (Union Camp) in a transaction accounted for as a pooling-of-interests. The accompanying 1999 financial statements have been restated to include the financial position and results of operations for both International Paper and Union Camp. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share before extraordinary items were computed by dividing earnings before extraordinary items by the weighted average number of common shares outstanding. Earnings per common share before extraordinary items, assuming dilution, were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share before extraordinary items and earnings per common share before extraordinary items, assuming dilution, is as follows:

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                      ----------------------      ----------------------
      In millions, except per share amounts             2000          1999          2000          1999
      -------------------------------------           --------      --------      --------      --------
      Earnings before extraordinary items             $    175      $    145      $    689      $    119
      Effect of dilutive securities
        Preferred securities of subsidiary trust                                        12
                                                      --------      --------      --------      --------
      Earnings before extraordinary
        items - assuming dilution                     $    175      $    145      $    701      $    119
                                                      ========      ========      ========      ========
      Average common shares outstanding                  481.6         413.5         438.9         412.9
      Effect of dilutive securities
        Preferred securities of subsidiary trust                                       8.3
        Long-term incentive plan
          deferred compensation
        Stock options                                      0.1           3.3           0.3           3.3
                                                      --------      --------      --------      --------
      Average common shares outstanding -
        assuming dilution                                481.7         416.8         447.5         416.2
                                                      ========      ========      ========      ========
      Earnings per common share
        before extraordinary items                    $   0.36      $   0.35      $   1.57      $   0.29
                                                      ========      ========      ========      ========
      Earnings per common share
        before extraordinary items -
        assuming dilution                             $   0.36      $   0.35      $   1.57      $   0.29
                                                      ========      ========      ========      ========

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.


NOTE 3 - MERGERS AND ACQUISITIONS

On June 20, 2000, International Paper completed the previously announced merger with Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood, lumber and wood chip manufacturing operations. Under the terms of the merger agreement, Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock per share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock totaling $2.4 billion. Approximately $2.3 billion of debt was assumed. The results of Champion are included in the consolidated statement of earnings from June 20, 2000.

In connection with the merger announcement, International Paper also announced its intention to sell more than $3 billion of assets by the end of 2001 as part of its increased focus on its core businesses. When the decision has been made to sell a specific business, costs and charges may be incurred in future periods. See Note 13 - Businesses Held for Sale regarding the announced plans to sell Masonite, Zanders and Bush Boake Allen and related charges under this program. Also, as a result of the merger announcement, Moody's lowered our long-term debt rating to Baa1. At September 30, 2000, outstanding debt included approximately $3 billion of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

Carter Holt Harvey purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash on April 28, 2000.

International Paper acquired Shorewood Packaging Corporation, a leader in the premium retail packaging market, for approximately $640 million in cash and the assumption of $280 million of debt on March 31, 2000.

On November 24, 1998, International Paper announced that we had reached an agreement to merge with Union Camp, a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders, and the merger was completed, on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

In April 1999, Carter Holt Harvey acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first nine months of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of September 30, 2000, reflects preliminary allocations of the purchase prices of Shorewood Packaging, CSR Limited and Champion to the fair value of the assets and liabilities acquired.

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

Distributions paid under all the International Paper's subsidiary preferred securities were $32 million and $31 million for the third quarter of 2000 and 1999, respectively, and $108 million and $103 million for the nine months ended September 30, 2000 and 1999, respectively. These distributions are included in minority interest expense in the consolidated statement of earnings.

NOTE 5 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

During the third quarter of 2000, International Paper recorded special items amounting to a net charge before taxes of $134 million ($85 million after taxes). The special items included a $15 million pre-tax charge ($9 million after taxes) for merger-related expenses, a $6 million pre-tax credit ($4 million after taxes) for the reversal of merger-related termination benefits reserves no longer required and a $125 million pre-tax charge ($80 million after taxes) for additional Masonite legal reserves. The merger-related expenses of $15 million consist primarily of travel expenses, system integration costs and stay bonuses.

International Paper also recorded an extraordinary loss of $460 million before taxes ($310 million after taxes) to reflect the estimated losses on the planned sales of Masonite and Zanders. See Note 13 - Businesses Held for Sale for additional information.

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $4 million pre-tax charge ($3 million after taxes) for merger-related expenses and a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. The merger-related expenses of $4 million consist primarily of travel expenses and system integration costs related to the Union Camp and Champion mergers. The $71 million charge for asset shutdowns of excess internal capacity and cost reduction actions includes $40 million of asset write-downs and $31 million of severance and other charges. The following table presents additional detail related to the $71 million charge:

                                                             Second Quarter 2000
                                                         ---------------------------
                                                          Asset   Severance
                                                          Write-     and
      In millions                                         downs     Other      Total
      -----------                                        -------  ---------    -----
      Printing and Communications Papers            (a)   $  22     $   7      $  29
      Consumer Packaging                            (b)       7         9         16
      Industrial Papers                             (c)       9         4         13
      Other                                         (d)       2        11         13
                                                          -----     -----      -----
                                                          $  40     $  31      $  71
                                                          =====     =====      =====

(a) The Printing and Communications Papers business shutdown the Millers Falls, Massachusetts mill due to excess capacity. Charges associated with the shutdown include $22 million of asset write-downs, $2 million of severance costs covering the termination of 119 employees and other exit costs of $3 million. At September 30, 2000, 107 employees had been terminated.

      Also, the Franklin, Virginia mill reduced its salaried workforce in a continuing effort to improve the cost effectiveness and long-term competitive position of the pulp and paper operation. A severance charge of $2 million covers the elimination of 108 salaried positions. At September 30, 2000, 26 employees had been terminated.

(b) The Consumer Packaging business has implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations as a result of the Shorewood acquisition. The Richmond, Virginia facility is scheduled to be shut down. Charges associated with the shutdown include $6 million of asset write-downs, $2 million of severance costs covering the termination of 126 employees and other exit costs of $1 million. At September 30, 2000, 123 employees had been terminated.

      Management also decided to permanently idle the lithographic department of the Clinton, Iowa facility. This action will allow the Retail Packaging business to better focus its resources for further profit improvement. The charge includes $1 million of asset write-downs, $3 million of severance covering the termination of 187 employees and $2 million of other exit costs. At September 30, 2000, 103 employees had been terminated.

      A severance reserve of $1 million has also been established related to the streamlining effort of the Consumer Packaging business. This reserve covers the termination of 17 employees. At September 30, 2000, 13 employees had been terminated.

(c) Industrial Papers announced the shutdown of the Knoxville, Tennessee converting facility in an effort to reduce excess capacity. The charge includes $9 million of asset write-downs, $1 million of severance costs related to the termination of 120 employees and other exit costs of $3 million. At September 30, 2000, 11 employees had been terminated.

(d) Other includes $8 million related to Industrial Packaging, primarily for the shutdown of the Tupelo, Mississippi sheet plant. The Industrial Packaging charge includes $5 million of severance costs covering the termination of 221 employees, $2 million of asset write-offs and $1 million of other cash costs. At September 30, 2000, 158 employees had been terminated.

      Other also includes $5 million related to the indefinite shutdown of Carter Holt Harvey's Mataura paper mill. The Carter Holt Harvey charge includes $3 million of severance costs covering the termination of 158 employees and $2 million of other cash costs. At September 30, 2000, 138 employees had been terminated.

The following table is a roll forward of the severance and other costs included in the second quarter 2000 reserves for excess internal capacity and cost reduction:

                                                                         Severance
                                                                            and
          Dollars in millions                                              Other
          -------------------                                            ----------
          Opening balance - second quarter 2000 (1,056 employees)        $       31
          Cash charges - third quarter 2000 (679 employees)                     (10)
                                                                         ----------
          Balance, September 30, 2000 (377 employees)                    $       21
                                                                         ==========

During the first quarter of 2000, International Paper recorded an extraordinary gain of $385 million before taxes and minority interest expense ($134 million after taxes and minority interest expense) on the sale of our investment in Scitex and Carter Holt Harvey's sale of its share of Compania de Petroleos de Chile (COPEC), Chile's largest industrial conglomerate. The sale for just over $1.2 billion of Carter Holt Harvey's equity interest in COPEC closed on January 3, 2000. The sale for $79 million of our equity interest in Scitex was completed on January 6, 2000. The gains on these sales are recorded as extraordinary items pursuant to the pooling-of-interests rules. Also during the first quarter of 2000, International Paper recorded special items amounting to a net pre-tax charge of $8 million ($5 million after taxes) for additional Union Camp merger-related expenses.

The following table shows the impact of special items on 2000 pre-tax earnings by quarter:

                                                                Quarter
                                                   ---------------------------------
In millions                                        First        Second         Third      Year-to-Date
-----------                                        -----        ------         -----      ------------
Earnings before special items, income taxes,
  minority interest and extraordinary items       $   443       $   555       $   445       $ 1,443

Merger-related expenses                                (8)           (4)          (15)          (27)

Restructuring and other charges                                     (71)                        (71)

Reversal of reserves no longer required                                             6             6

Provision for legal reserves                                                     (125)         (125)
                                                  -------       -------       -------       -------
Earnings before income taxes, minority
  interest and extraordinary items                $   435       $   480       $   311       $ 1,226
                                                  =======       =======       =======       =======

During 1999, special items amounting to a net charge before taxes and minority interest expense of $557 million ($352 million after taxes and minority interest expense) were recorded. The special items included a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for merger-related expenses, a $298 million pre-tax charge ($180 million after taxes and minority interest expense) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities, a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required. The 1999 extraordinary item was a $26 million pre-tax charge ($16 million after taxes) related to the refinancing of high interest Union Camp debt, which we assumed under the merger agreement.

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                       Quarter
                                                   ---------------------------------------------      Year-to-
In millions                                        First        Second        Third       Fourth        Date
-----------                                        -----        ------        -----       ------      --------
Earnings before special items, income taxes,
  minority interest and extraordinary items        $   94       $  198       $  320       $  393       $1,005
Merger-related termination benefits                                (98)         (50)                     (148)
Merger-related expenses                                            (59)         (18)         (30)        (107)
Restructuring and other charges                                   (113)                     (185)        (298)
Reversal of reserves no longer required                             36                                     36
Environmental reserve                                                           (10)                      (10)
Provision for legal reserves                                                                 (30)         (30)
                                                   ------       ------       ------       ------       ------
Earnings (loss) before income taxes, minority
  interest and extraordinary items                 $   94       $  (36)      $  242       $  148       $  448
                                                   ======       ======       ======       ======       ======

The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program completed in the third quarter of 2000. Under this program, 1,218 employees of the combined company were originally identified for termination. Benefits payable under this program for certain senior executives and managers have been paid from the general assets of International Paper. Benefits for remaining employees have been primarily paid from plan assets of our qualified pension plan. In total, 1,062 employees were terminated. Related cash payments approximated $71 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan. Upon termination of the program in the third quarter of 2000, $6 million of the original reserve of $148 million was not used and reversed to income.

The following table is a roll forward of the Union Camp merger-related termination benefits charge and costs incurred by quarter. The amounts identified below as incurred include all payments made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.

                                                                           Termination
            Dollars in millions                                             Benefits
            -------------------                                            -----------
            Special charge - second quarter 1999 (572 employees)           $      98
            Incurred costs - second quarter 1999 (83 employees)                  (30)
            Special charge - third quarter (646 employees)                        50
            Incurred costs - third quarter 1999 (484 employees)                  (53)
            Incurred costs - fourth quarter 1999 (220 employees)                 (33)
                                                                           ---------
            Balance, December 31, 1999 (431 employees)                            32
            Incurred costs - first quarter 2000 (111 employees)                   (8)
            Incurred costs - second quarter 2000 (164 employees)                 (18)
            Reversal of reserves no longer required (156 employees)               (6)
                                                                           ---------
            Balance, September 30, 2000                                    $      --
                                                                           =========

            Note: Benefit costs are treated as incurred on the termination date of the employee.

The 1999 merger-related expenses of $107 million consisted of $49 million of merger costs and $58 million of post-merger expenses. The merger costs were primarily investment banker, consulting, legal and accounting fees. Post merger integration expenses included costs related to employee retention such as stay bonuses and other merger-related cash costs related to the integration of Union Camp.

The $298 million charge in 1999 for the asset shutdowns of excess internal capacity consisted of a $113 million charge in the second quarter and a $185 million charge in the fourth quarter. The charges included $149 million of asset write-downs and $149 million of severance and other charges. A full discussion of these charges is included in International Paper's 1999 Annual Report filed on Form 10-K. The following table is a roll forward of the severance and other costs included in the 1999 restructuring plan:

                                                                            Severance
            Dollars in millions                                             and Other
            -------------------                                            -----------
            Opening balance - second quarter 1999 (1,118 employees)        $       56
            Cash charges - third quarter 1999 (710 employees)                     (13)
            Additions - fourth quarter 1999 (2,045 employees)                      93
            Cash charges - fourth quarter 1999 (50 employees)                     (21)
                                                                           ----------
            Balance, December 31, 1999 (2,403 employees)                          115
            Cash charges - first quarter 2000 (1,031 employees)                   (25)
            Other charges - first quarter 2000                                     (8)
            Cash charges - second quarter 2000 (673 employees)                    (14)
            Cash charges - third quarter 2000 (200 employees)                     (15)
            Other charges - third quarter 2000                                     (5)
                                                                           ----------
            Balance, September 30, 2000 (499 employees)                    $       48
                                                                           ==========

The 1999 $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April, 1999, International Paper's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

The $30 million pre-tax charge to increase existing legal reserves included $25 million which we added to our reserve for hardboard siding claims. The remaining $5 million is related to other potential exposures.

NOTE 6 - INVENTORIES

Inventories by major category include:

                                                   September 30,    December 31,
      In millions                                       2000            1999
      -----------                                  -------------    ------------
      Raw Materials                                 $      462      $      484
      Finished pulp, paper and packaging products        2,038           1,869
      Finished lumber and panel products                   245             178
      Operating supplies                                   506             486
      Other                                                147             186
                                                    ----------      ----------
        Total                                       $    3,398      $    3,203
                                                    ==========      ==========

The increase in inventories is primarily due to the Champion merger ($455 million at the date of acquisition) offset by the reclassification of $267 million of inventories to other current assets related to the businesses held for sale discussed in Note 13.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest payments made during the nine month periods ended September 30, 2000 and 1999 were $487 million and $450 million, respectively. Capitalized net interest costs were $19 million for the nine months ended September 30, 2000 and $27 million for the nine months ended September 30, 1999. Total interest expense was $628 million for the nine months ended September 30, 2000 and $457 million for the nine months ended September 30, 1999. Income tax payments made during the nine months ended September 30, 2000 and 1999 were $210 million and $31 million, respectively.

NOTE 8 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $630 million and $153 million at September 30, 2000 and December 31, 1999, respectively. The increase was primarily due to unused proceeds from Carter Holt Harvey's sale of its share of COPEC.

NOTE 9 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Accumulated depreciation was $15.7 billion at September 30, 2000 and $15.1 billion at December 31, 1999. The allowance for doubtful accounts was $120 million at September 30, 2000 and $106 million at December 31, 1999.

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

We will adopt SFAS 133 (as amended by SFAS 138) beginning on January 1, 2001. We are in the process of completing our review to determine the impact of the new standard on income and equity. Since the impact is dependent on future market rates and future derivative actions prior to year-end, the impact of adopting SFAS 133 is not fully determinable at this time.

NOTE 12 - PRO FORMA FINANCIAL INFORMATION

International Paper's consolidated results of operations include Champion's activity from June 20, 2000, the date of the merger.

The following unaudited pro forma financial information for the nine months ended September 30, 2000 and 1999 presents the combined results of the continuing operations of International Paper and Champion as if the merger occurred as of the beginning of each period. The pro forma adjustments are based on available information, estimated purchase price allocations and certain assumptions that we believe are reasonable. There can be no assurance that the assumptions and estimates will be realized. The pro forma information does not purport to represent International Paper's actual results of operations if the transaction described above would have occurred at the beginning of the respective period. In addition, the information is not indicative of future results.

      In millions, except per share amounts,
      for the nine months ended September 30,                     2000           1999
      ---------------------------------------                   --------      --------
      Net Sales                                                 $ 23,689      $ 22,179
      Earnings Before Extraordinary Items                            366             9
      Net Earnings (Loss)                                            190            (9)
      Earnings Per Common Share Before Extraordinary Items          0.76          0.02
      Earnings (Loss) Per Common Share                              0.39         (0.02)

NOTE 13 - BUSINESSES HELD FOR SALE

The sales of Bush Boake Allen (BBA), Masonite and Zanders were approved as specific elements of our previously announced intention to sell more than $3 billion in assets by the end of 2001. The sale of our interest in BBA closed on November 8, 2000; definitive agreements to sell Masonite and Zanders were entered into on September 30, 2000, and November 7, 2000, respectively.

BBA is included in the Chemicals and Petroleum segment, Masonite in the Forest Products segment and Zanders in the Printing and Communications Papers segment. Sales and operating earnings for the year ended December 31, 1999 and the nine-months ended September 30, 2000, were as follows:

                               Nine Months Ended                  Year Ended
                              September 30, 2000               December 31, 1999
                          --------------------------      --------------------------
                                          Operating                        Operating
      In millions            Sales         Earnings         Sales           Earnings
      -----------         ----------      ----------      ----------      ----------
      BBA                 $      363      $       26      $      499      $       28
      Masonite                   362              12             512              26
      Zanders                    484              --             594               8

The assets of these businesses amounting to $1.3 billion were reclassified to "other current assets" and the liabilities amounting to $454 million were reclassified as "other accrued liabilities" on our balance sheet.

Masonite and Zanders were written down to their estimated net realizable value based on sales prices, resulting in an extraordinary charge of $310 million after taxes in the third quarter. The sale of BBA will result in a profit which will be shown as an extraordinary item in the fourth quarter. This treatment is in accordance with the pooling-of-interests rules.

NOTE 14 - SUBSEQUENT EVENTS

On October 18, 2000, we announced the planned closings of three mills and the scaling back of another in the coming months. The shutdowns will result in reductions of approximately 820,000 tons (18%) of our U.S. uncoated papers capacity, 120,000 tons (7%) of our North American market pulp capacity, 230,000 tons (5%) of our U.S. Containerboard capacity, and 50,000 tons of our unbleached Kraft paper capacity. Approximately 2,500 employees at these mills and related forestry operations will be impacted by the shutdowns. The affected facilities include mills in Mobile and Courtland, Alabama, Lock Haven, Pennsylvania and Camden, Arkansas.

We estimate that the asset write-downs and cash costs, including severance, associated with these actions will be in the $500 million range (pre-tax) and will be accounted for in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our consolidated results of operations include Champion International Corporation (Champion) for the full third quarter. The Champion acquisition was completed on June 20, 2000 in a purchase accounting transaction. Therefore, our results include Champion from that date forward. Prior periods have not been restated.

International Paper's third-quarter 2000 net sales were $7.8 billion, well ahead of net sales recorded in both the 2000 second-quarter and the 1999 third-quarter of $6.8 billion and $6.3 billion, respectively. The increase was primarily the result of the Champion acquisition which accounted for 17% of third quarter sales.

International Paper posted third-quarter 2000 earnings of $260 million, or $.53 per share, before special and extraordinary items. This represents a 15% increase over third-quarter 1999 earnings of $193 million, or $.46 per share, before special and extraordinary items. Earnings held up well despite very significant downtime in our Packaging and Paper segments and a decline in wood products prices. Our profit improvement initiatives are having a moderating effect on sharply rising energy and raw material prices. The U.S. dollar also strengthened during the quarter negatively impacting earnings from non-U.S. businesses and reducing demand for products produced in the U.S.

We reported a loss of $135 million, or $.38 per share, after special and extraordinary items, in the third-quarter of 2000. In order for the 2000 third-quarter earnings per share to add up to the year-to-date earnings per share, a loss of $.38 per share is required. On the basis of the weighted-average number of shares outstanding for the third quarter, the loss per share was $.28. The difference between the two calculations relates to the
68.7 million shares that were issued in June, 2000 in connection with the Champion acquisition.

Special items in the third quarter totaled $85 million after taxes, or $.18 per share, and consisted of Masonite legal reserves and merger-related expenses. Extraordinary items in the 2000 third-quarter included a charge of $310 million after taxes, or $.64 per share, resulting from the announced plans to sell Masonite and Zanders. Second-quarter 2000 earnings were $270 million, or $.64 per share, after special items totaling $75 million before taxes and minority interests which consisted of $71 million associated with facility closures and the simplification of manufacturing operations and $4 million of merger-related expenses.

The results for Champion are included in each applicable segment although their segment results have been adjusted to conform to International Paper's classifications. The following segment discussions are based on results before third-quarter special and extraordinary items.

PRINTING AND COMMUNICATIONS PAPERS net sales of $2.4 billion for the third quarter of 2000 showed significant improvement over prior quarter net sales of $1.6 billion and 1999 third-quarter net sales of $1.5 billion. Champion contributed over one-third of total segment sales for the 2000 third-quarter. The segment posted operating profit of $303 million in the 2000 third-quarter, $135 million of which resulted from the Champion acquisition. Third quarter operating profit was up 43% from $212 million in the previous quarter and well ahead of the third-quarter 1999 operating profit of $84 million. Strong pulp pricing and internal cost-cutting activities managed to offset the sluggish demand for uncoated papers and higher energy costs experienced during the quarter. In addition, the segment was able to recognize some of the price increase announced in mid-September for uncoated papers. Market-related uncoated papers and pulp downtime of 180,000 tons has helped balance inventories with demand. Continued downtime is expected to be taken as needed in the fourth quarter to keep supply aligned with demand.

Printing and Communications Papers
----------------------------------

                                               2000                                            1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                       $ 1,620         $ 2,440         $ 5,710           $ 1,385         $ 1,480        $ 4,315
Operating Profit                212             303             693                22              84            114

INDUSTRIAL AND CONSUMER PACKAGING 2000 third-quarter net sales of $1.9 billion were down from the $2.0 billion of net sales recorded in the second quarter of 2000, but 8% ahead of $1.8 billion in net sales recorded in the third quarter of the previous year. Before Champion's contribution, third quarter net sales would have shown an increase of 5% over the prior year's third-quarter. The business reported operating profit of $194 million for the 2000 third-quarter, a decline from the $234 million of operating profit recorded in the prior quarter, but a 13% increase over 1999 third-quarter operating profit of $171 million. Industrial Packaging's mill operations performed exceptionally well during the third quarter, continuing the trend of improvement seen in the first half of the year. However, operating results declined in the third quarter versus the second quarter due to extensive downtime taken to match supply with our customers demand. The Containerboard system took over 400,000 tons of downtime during the quarter in order to balance production with customer demand. Earnings for the domestic box converting operations also fell below prior quarter earnings due primarily to the softening in demand. Kraft Paper earnings for the quarter were ahead of prior quarter despite market-related downtime. Consumer Packaging and Industrial Papers third quarter earnings were in line with prior year and prior quarter; however, softer demand for most of the Consumer Packaging converting businesses was experienced, as well as weaker pressure sensitive product volume from Industrial Papers. The Bleached Board business also encountered some market softness during the third quarter which carried over to the converting operations.

Industrial and Consumer Packaging
---------------------------------

                                              2000                                             1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                       $ 1,985         $ 1,930         $ 5,720           $ 1,760         $ 1,780        $ 5,215
Operating Profit                234             194             624               142             171            369

DISTRIBUTION net sales of $1.9 billion for the 2000 third-quarter were ahead of 2000 second-quarter net sales of $1.7 billion, as well as the 1999 third-quarter net sales of $1.7 billion. However, before Champion's contribution, 2000 third-quarter net sales would have been about even with both prior quarter and the 1999 third-quarter. Operating profit of $32 million in the 2000 third-quarter was down slightly from prior quarter operating profit of $35 million but showed a 28% improvement over 1999 third-quarter results of $25 million. Weak July and early August sales were primarily responsible for the decrease in operating profit from the 2000 second-quarter, despite expense reduction efforts offsetting part of the sales shortfall. Sales of the European distribution division dropped as a result of seasonal summer weakness and supply disruptions due to the widespread European fuel tax protests. Continuing benefits from the Zellerbach acquisition, combined with profit improvement efforts and merger synergies from the integration of Alling and Cory, are primarily driving the improvement over prior year.

Distribution
------------

                                               2000                                             1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                       $ 1,700         $ 1,930         $ 5,380           $ 1,675         $ 1,740        $ 5,115
Operating Profit                 35              32              97                27              25             76

CHEMICALS AND PETROLEUM, which includes results from our approximately 68% owned subsidiary, Bush Boake Allen, reported 2000 third-quarter net sales of $375 million which were slightly above both the $365 million in the previous quarter and the $370 million in the 1999 third-quarter. Third-quarter 2000 operating profit of $49 million increased 36% over 2000 second-quarter earnings of $36 million and was up 29% over 1999 third-quarter earnings of $38 million. The improvement in the chemicals businesses over prior year can be attributed to increased demand for chemical products and higher oil and gas prices. An improved mix of higher valued products and reduced manufacturing costs resulting from the shutdowns of facilities also positively impacted results.

Chemicals and Petroleum
-----------------------

                                               2000                                             1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                         $ 365           $ 375         $ 1,085             $ 360           $ 370        $ 1,080
Operating Profit                 36              49             118                28              38             85

FOREST PRODUCTS 2000 third-quarter net sales of $1.0 billion were up 36% from the $750 million reported in the 2000 second-quarter and 24% from the $825 million recorded in the 1999 third-quarter. Champion contributed 20% of total segment sales and approximately 6% of operating profit for the 2000 third-quarter. Current quarter operating profit of $169 million showed declines from prior quarter operating profit of $174 million and 1999 third-quarter operating profit of $199 million. Included in the third quarter operating profit was $93 million from land and bulk timber sales. Demand for both pulpwood and sawtimber softened during the quarter as paper mills and wood products plants curtailed operations to balance supply with demand. The Forest Resources group also reported a decline in harvest volumes for the quarter from volumes reported in the prior quarter and the 1999 third-quarter. Third quarter results for the Building Materials group were down from prior year primarily due to significant price erosion, sales volume declines and higher input costs.

Forest Products
---------------

                                              2000                                              1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                         $ 750         $ 1,020         $ 2,550             $ 815           $ 825        $ 2,425
Operating Profit                174             169             492               175             199            548

CARTER HOLT HARVEY reported 2000 third-quarter net sales of $435 million compared with $460 million recorded in the prior quarter and $410 million recorded in the 1999 third-quarter. Operating profit in the 2000 third-quarter of $21 million was down slightly from $23 million recorded in the previous quarter, but reflected a significant improvement over the $12 million reported in the same period a year ago. Third quarter results were down slightly from prior quarter due to general price weakening in both the domestic and export markets for Forest Products, as well as the negative impacts of weaker New Zealand and Australian markets on the Wood Products business, particularly related to residential construction. Earnings for Carter Holt Harvey's Packaging business were comparable to the previous quarter; however, price improvement and enhanced operating efficiencies in the New Zealand operations were offset by the inability to get price improvements in Australia. Both the Pulp and Paper and Tissues businesses showed earnings improvement due to higher export prices, margin improvement and increased sales volumes. For the three and nine months ended September 30, 2000, the New Zealand dollar weakened against the U.S. dollar by 13% and 19%, respectively. The results for Carter Holt Harvey were adversely impacted by the weakened New Zealand dollar.

Carter Holt Harvey
------------------

                                              2000                                              1999
                         ------------------------------------------------  -----------------------------------------------
In millions                2nd Quarter     3rd Quarter     Nine Months       2nd Quarter     3rd Quarter    Nine Months
                         ------------------------------------------------  -----------------------------------------------
Sales                         $ 460           $ 435         $ 1,305             $ 400           $ 410        $ 1,175
Operating Profit                 23              21              61                 8              12             20

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $1.9 billion for the first nine months of 2000 compared with $1.2 billion for the 1999 nine month period. Higher earnings for the first nine months of 2000 were partially offset by increased working capital requirements. Working capital changes decreased operating cash flow by $294 million for the first nine months of 2000 and increased operating cash flow by $4 million for the same period in 1999.

Investments in capital projects totaled $908 million and $706 million for the 2000 and 1999 nine month periods. Cash flow generated by operations, supplemented as necessary by short- or long-term borrowings, is anticipated to be adequate to fund capital expenditures. As part of our program to improve return on investment, we plan to continue to hold annual capital spending below annual depreciation and amortization expense. Discretionary capital spending will be primarily for reducing costs, stabilizing processes and improving services.

Financing activities for the 2000 and 1999 nine month periods include a $4.4 billion net increase and a $372 million net decrease in debt. The 2000 increase includes both the $5.0 billion debt issuance to finance the Champion merger and the $640 million debt issuance to finance the Shorewood merger. Debt reductions include the repayment of $279 million of assumed Shorewood debt, $172 million of assumed Champion debt, and approximately $700 million of debt repayments by Carter Holt Harvey. Common stock dividend payments were $327 million, or $.75 per common share for the first nine months of 2000 compared with $314 million or $.76 per common share for the same period in 1999. Dividend payments for the third quarters ended September 30, 2000 and 1999 were $120 million and $102 million or $.25 per common share for both periods. Actual cash dividends paid for the first nine months of 1999 were $.75 per common share, however, dividend payments on a per common share basis have been restated to include dividends paid by Union Camp.

At September 30, 2000, cash and temporary investments totaled $1.2 billion compared to $453 million at December 31, 1999. The increase in cash and temporary investments is due primarily to proceeds of $1.2 billion from Carter Holt Harvey's sale of COPEC and cash acquired through the Champion merger of approximately $325 million, less Carter Holt Harvey debt reductions of $700 million and Carter Holt Harvey's acquisition of CSR for approximately $200 million.

MERGERS AND ACQUISITIONS

On June 20, 2000, International Paper completed the previously announced merger with Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood, lumber and wood chip manufacturing operations. Under the terms of the merger agreement, Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock per share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock totaling $2.4 billion. Approximately $2.3 billion of debt was assumed. The results of Champion are included in the consolidated statement of earnings from June 20, 2000.

In connection with the merger announcement, International Paper also announced its intention to sell more than $3 billion of assets by the end of 2001 as part of its increased focus on its core businesses. When the decision has been made to sell a specific business, costs and charges may be incurred in future periods. See the discussion titled "Businesses Held for Sale" on page 25 regarding the announced plans to sell Masonite, Zanders and Bush Boake Allen and related charges under this program. Also as a result of the merger announcement, Moody's lowered our long-term debt rating to Baa1. At September 30, 2000, outstanding debt included approximately $3 billion of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

Carter Holt Harvey purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash on April 28, 2000.

International Paper acquired Shorewood Packaging Corporation, a leader in the premium retail packaging market, for approximately $640 million in cash and the assumption of approximately $280 million of debt on March 31, 2000.

On November 24, 1998, International Paper announced that it had reached an agreement to merge with Union Camp, a diversified paper and forest products company. The transaction was approved by Union Camp and International Paper shareholders, and the merger was completed, on April 30, 1999. Union Camp shareholders received 1.4852 International Paper common shares for each Union Camp share held. The total value of the transaction, including the assumption of debt, was approximately $7.9 billion. International Paper issued 110 million shares for 74 million Union Camp shares, including options. The merger was accounted for as a pooling-of-interests.

In April 1999, Carter Holt Harvey acquired the corrugated packaging business of Stone Australia, a subsidiary of Smurfit-Stone Container Corporation. The business consists of two sites in Melbourne and Sydney which serve industrial and primary produce customers.

All of the acquisitions completed in the first nine months of 2000 and for the year 1999 were accounted for using the purchase method, with the exception of the Union Camp acquisition, which was accounted for as a pooling-of-interests. The operating results of those mergers and acquisitions accounted for under the purchase method have been included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of September 30, 2000, reflects preliminary allocations of the purchase prices of Shorewood Packaging, CSR Limited and Champion to the fair value of the assets and liabilities acquired.

RESTRUCTURING, SPECIAL AND EXTRAORDINARY ITEMS

During the third quarter of 2000, International Paper recorded special items amounting to a net charge before taxes of $134 million ($85 million after taxes). The special items included a $15 million pre-tax charge ($9 million after taxes) for merger-related expenses, a $6 million pre-tax credit ($4 million after taxes) for the reversal of merger-related termination benefits reserves no longer required and a $125 million pre-tax charge ($80 million after taxes) for additional Masonite legal reserves. The merger-related expenses of $15 million consist primarily of travel expenses, system integration costs and stay bonuses.

International Paper also recorded an extraordinary loss of $460 million before taxes ($310 million after taxes) to reflect the estimated losses on the planned sales of Masonite and Zanders. See the discussion titled "Businesses Held for Sale" on page 25 for additional information.

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $4 million pre-tax charge ($3 million after taxes) for merger-related expenses and a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. The merger-related expenses of $4 million consist primarily of travel expenses and system integration costs related to the Union Camp and Champion mergers. The $71 million charge for asset shutdowns of excess internal capacity and costs reduction actions includes $40 million of asset write-downs and $31 million of severance and other charges. The following table presents additional detail related to the $71 million charge:

                                                          Second Quarter 2000
                                                   ---------------------------------
                                                    Asset      Severance
                                                    Write-        and
      In millions                                   downs        Other        Total
      -----------                                  -------     ---------     -------
      Printing and Communications Papers      (a)  $    22      $     7      $    29
      Consumer Packaging                      (b)        7            9           16
      Industrial Papers                       (c)        9            4           13
      Other                                   (d)        2           11           13
                                                   -------      -------      -------
                                                   $    40      $    31      $    71
                                                   =======      =======      =======

(a) The Printing and Communications Papers business shutdown the Millers Falls, Massachusetts mill due to excess capacity. Charges associated with the shutdown include $22 million of asset write-downs, $2 million of severance costs covering the termination of 119 employees and other exit costs of $3 million. At September 30, 2000, 107 employees had been terminated.

      Also, the Franklin, Virginia mill reduced its salaried workforce in a continuing effort to improve the cost effectiveness and long-term competitive position of the pulp and paper operation. A severance charge of $2 million covers the elimination of 108 salaried positions. At September 30, 2000, 26 employees had been terminated.

(b) The Consumer Packaging business has implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations as a result of the Shorewood acquisition. The Richmond, Virginia facility is scheduled to be shut down. Charges associated with the shutdown include $6 million of asset write-downs, $2 million of severance costs covering the termination of 126 employees and other exit costs of $1 million. At September 30, 2000, 123 employees had been terminated.

      Management also decided to permanently idle the lithographic department of the Clinton, Iowa facility. This action will allow the Retail Packaging business to better focus its resources for further profit improvement. The charge includes $1 million of asset write-downs, $3 million of severance covering the termination of 187 employees and $2 million of other exit costs. At September 30, 2000, 103 employees had been terminated.

      A severance reserve of $1 million has also been established related to the streamlining effort of the Consumer Packaging business. This reserve covers the termination of 17 employees. At September 30, 2000, 13 employees had been terminated.

(c) Industrial Papers announced the shutdown of the Knoxville, Tennessee converting facility in an effort to reduce excess capacity. The charge includes $9 million of asset write-downs, $1 million of severance costs related to the termination of 120 employees and other exit costs of $3 million. At September 30, 2000, 11 employees had been terminated.

(d) Other includes $8 million related to Industrial Packaging, primarily for the shutdown of the Tupelo, Mississippi sheet plant. The Industrial Packaging charge includes $5 million of severance costs covering the termination of 221 employees, $2 million of asset write-offs and $1 million of other cash costs. At September 30, 2000, 158 employees had been terminated.

      Other also includes $5 million related to the indefinite shutdown of Carter Holt Harvey's Mataura paper mill. The Carter Holt Harvey charge includes $3 million of severance costs covering the termination of 158 employees and $2 million of other cash costs. At September 30, 2000, 138 employees had been terminated.

The following table is a roll forward of the severance and other costs included in the second quarter 2000 reserves for excess internal capacity and cost reductions.

                                                                         Severance
                                                                            and
         Dollars in millions                                                Other
         -------------------                                            ----------
         Opening balance - second quarter 2000 (1,056 employees)        $       31
         Cash charges - third quarter 2000 (679 employees)                     (10)
                                                                        ----------
         Balance, September 30, 2000 (377 employees)                    $       21
                                                                        ==========

During the first quarter of 2000, International Paper recorded an extraordinary gain of $385 million before taxes and minority interest expense ($134 million after taxes and minority interest expense) on the sale of our investment in Scitex and Carter Holt Harvey's sale of its share of Compania de Petroleos de Chile (COPEC), Chile's largest industrial conglomerate. The sale for just over $1.2 billion of Carter Holt Harvey's equity interest in COPEC closed on January 3, 2000. The sale for $79 million of our equity interest in Scitex was completed on January 6, 2000. The gains on these sales are recorded as extraordinary items pursuant to the pooling-of-interests rules. Also during the first quarter of 2000, International Paper recorded special items amounting to a net pre-tax charge of $8 million ($5 million after taxes) for additional Union Camp merger-related expenses.

The following table shows the impact of special items on 2000 pre-tax earnings by quarter:


                                                                          Quarter
                                                  ----------------------------------------------------
In millions                                        First        Second         Third     Year-to-Date
-----------                                       -------       -------       -------     ------------
Earnings before special items, income taxes,
  minority interest and extraordinary items       $   443       $   555       $   445       $ 1,443
Merger-related expenses                                (8)           (4)          (15)          (27)
Restructuring and other charges                                     (71)                        (71)
Reversal of reserves no longer required                                             6             6
Provision for legal reserves                                                     (125)         (125)
                                                  -------       -------       -------       -------
Earnings before income taxes, minority
  interest and extraordinary items                $   435       $   480       $   311       $ 1,226
                                                  =======       =======       =======       =======

During 1999 special items amounting to a net charge before taxes and minority interest expense of $557 million ($352 million after taxes and minority interest expense) were recorded. The special items included a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for merger-related expenses, a $298 million pre-tax charge ($180 million after taxes and minority interest expense) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities, a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves that were no longer required. The 1999 extraordinary item was a $26 million pre-tax charge ($16 million after taxes) related to the refinancing of high interest Union Camp debt, which we assumed under the merger agreement.

The following table shows the impact of special items on 1999 pre-tax earnings by quarter:

                                                                       Quarter
                                                   ---------------------------------------------       Year-to-
In millions                                         First       Second        Third       Fourth         Date
-----------                                        ------       ------       ------       ------       --------
Earnings before special items, income taxes,
  minority interest and extraordinary items        $   94       $  198       $  320       $  393       $1,005
Merger-related termination benefits                                (98)         (50)                     (148)
Merger-related expenses                                            (59)         (18)         (30)        (107)
Restructuring and other charges                                   (113)                     (185)        (298)
Reversal of reserves no longer required                             36                                     36
Environmental reserve                                                           (10)                      (10)
Provision for legal reserves                                                                 (30)         (30)
                                                   ------       ------       ------       ------       ------
Earnings (loss) before income taxes, minority
  interest and extraordinary items                 $   94       $  (36)      $  242       $  148       $  448
                                                   ======       ======       ======       ======       ======

The Union Camp merger-related termination benefits charge relates to employees terminating after the effective date of the merger under an integration benefits program completed in the third quarter of 2000. Under this program, 1,218 employees of the combined company were originally identified for termination. Benefits payable under this program for certain senior executives and managers have been paid from the general assets of International Paper. Benefits for remaining employees have been primarily paid from plan assets of our qualified pension plan. In total, 1,062 employees were terminated. Related cash payments approximated $71 million (including payments related to our nonqualified pension plans). The remainder of the incurred costs primarily represents an increase in the projected benefit obligation of our qualified pension plan. Upon termination of the program in the third quarter of 2000, $6 million of the original reserve of $148 million was not used and reversed to income.

The following table is a roll forward of the Union Camp merger-related termination benefits charge and costs incurred by quarter. The amounts identified below as incurred include all payments made to employees that have been terminated. The payments are made from the general assets of International Paper or from the assets of our qualified pension plan.

                                                                        Termination
          Dollars in millions                                             Benefits
          -------------------                                          ------------
          Special charge - second quarter 1999 (572 employees)         $         98
          Incurred costs - second quarter 1999 (83 employees)                   (30)
          Special charge - third quarter (646 employees)                         50
          Incurred costs - third quarter 1999 (484 employees)                   (53)
          Incurred costs - fourth quarter 1999 (220 employees)                  (33)
                                                                       ------------
          Balance, December 31, 1999 (431 employees)                             32
          Incurred costs - first quarter 2000 (111 employees)                    (8)
          Incurred costs - second quarter 2000 (164 employees)                  (18)
          Reversal of reserves no longer required (156 employees)                (6)
                                                                       ------------
          Balance, September 30, 2000                                  $         --
                                                                       ============

      Note: Benefit costs are treated as incurred on the termination date of the employee.

The 1999 merger-related expenses of $107 million consisted of $49 million of merger costs and $58 million of post-merger expenses. The merger costs were primarily investment banker, consulting, legal and accounting fees. Post merger integration expenses included costs related to employee retention such as stay bonuses and other merger-related cash costs related to the integration of Union Camp.

The $298 million charge in 1999 for the asset shutdowns of excess internal capacity consisted of a $113 million charge in the second quarter and a $185 million charge in the fourth quarter. The charges included $149 million of asset write-downs and $149 million of severance and other charges. A full discussion of these charges is included in International Paper's 1999 Annual Report filed on Form 10-K. The following table is a roll forward of the severance and other costs included in the 1999 restructuring plan:

                                                                     Severance
      Dollars in millions                                            and Other
      -------------------                                           ------------
      Opening balance - second quarter 1999 (1,118 employees)       $         56
      Cash charges - third quarter 1999 (710 employees)                      (13)
      Additions - fourth quarter 1999 (2,045 employees)                       93
      Cash charges - fourth quarter 1999 (50 employees)                      (21)
                                                                    ------------
      Balance, December 31, 1999 (2,403 employees)                           115
      Cash charges - first quarter 2000 (1,031 employees)                    (25)
      Other charges - first quarter 2000                                      (8)
      Cash charges - second quarter 2000 (673 employees)                     (14)
      Cash charges - third quarter 2000 (200 employees)                      (15)
      Other charges - third quarter 2000                                      (5)
                                                                    ------------
      Balance, September 30, 2000 (499 employees)                   $         48
                                                                    ============

The 1999 $36 million pre-tax credit for the reversal of reserves that were no longer required consists of $30 million related to a retained exposure at the Lancey mill in France and $6 million of excess reserves previously established by Union Camp. The Lancey mill was sold to an employee group in October of 1997. In April, 1999, International Paper's remaining exposure to potential obligations under this sale were resolved, and the reserve was returned to income in the second quarter.

The $30 million pre-tax charge to increase existing legal reserves included $25 million which we added to our reserve for hardboard siding claims. The remaining $5 million is related to other potential exposures.

BUSINESSES HELD FOR SALE

The sales of Bush Boake Allen (BBA), Masonite and Zanders were approved as specific elements of our previously announced intention to sell more than $3 billion in assets by the end of 2001. The sale of our interest in BBA closed on November 8, 2000; definitive agreements to sell Masonite and Zanders were entered into on September 30, 2000, and November 7, 2000, respectively.

BBA is included in the Chemicals and Petroleum segment, Masonite in the Forest Products segment and Zanders in the Printing and Communications Papers segment. Sales and operating earnings for the year ended December 31, 1999 and the nine months ended September 30, 2000 were as follows:

                                  Nine Months Ended                  Year Ended
                                 September 30, 2000              December 31, 1999
                            --------------------------      --------------------------
                                             Operating                       Operating
      In millions              Sales         Earnings          Sales         Earnings
      -----------           ----------      ----------      ----------      ----------
      BBA                   $      363      $       26      $      499      $       28
      Masonite                     362              12             512              26
      Zanders                      484              --             594               8

The assets of these businesses amounting to $1.3 billion were reclassified to "other current assets" and the liabilities amounting to $454 million were reclassified as "other accrued liabilities" on our balance sheet.

Masonite and Zanders were written down to their estimated net realizable value based on sales prices, resulting in an extraordinary charge of $310 million after taxes in the third quarter. The sale of BBA will result in a profit which will be shown as an extraordinary item in the fourth quarter. This treatment is in accordance with the pooling-of-interests rules.

Other

The effective income tax rate before special and extraordinary items increased to 30% for the 2000 first nine months from 28% in the 1999 first nine months. The increase was primarily due to changes in the mix of estimated annual earnings. The effective income tax rate after special items but before extraordinary items was 28% and 21% for the 2000 and 1999 nine month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the nine month periods ended September 30, 2000 and 1999.

                                                         2000                                       1999
                                      ----------------------------------------   ----------------------------------------
                                         Earnings                                   Earnings
                                      (Loss) Before                              (Loss) Before
                                       Income Taxes    Income Tax                 Income Taxes   Income Tax
                                       and Minority    Provision     Effective    and Minority    Provision     Effective
In millions                              Interest      (Benefit)     Tax Rate       Interest      (Benefit)     Tax Rate
-----------                           -------------    ----------    ---------   -------------   ----------     ---------
Before special and
  extraordinary items                     $ 1,443       $   429            30%      $   638       $   181            28%
Merger-related termination
  benefits                                     --            --            --          (148)          (51)           34%
Merger-related expenses                       (27)          (10)           37%          (77)          (17)           22%
Restructuring and other
  charges                                    (196)          (72)           37%         (149)          (58)           39%
Reversals of reserves no
  longer required                               6             2            33%           36             9            25%
                                          -------       -------                     -------       -------
After special items                       $ 1,226       $   349            28%      $   300       $    64            21%
                                          =======       =======                     =======       =======

Increases in the individual line items on the balance sheet are primarily related to the acquisition of Champion on June 20, 2000 and the reclassification of the assets and liabilities of the businesses held for sale to "other current assets" and "other accrued liabilities" at September 30, 2000. The Champion acquisition was accounted for as a purchase and, accordingly, Champion's balances are only included in the September 30, 2000 totals on the consolidated balance sheet. See the discussions titled "Mergers and Acquisitions" and "Businesses Held for Sale" above for more details.

Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, the cost of compliance with environmental laws and regulations and whether anticipated savings from merger, other restructuring activities, and asset shutdowns relating to excess capacity can be achieved. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                 ---------------------       ---------------------
                                                   2000          1999         2000          1999
                                                 -------       -------       -------       -------
Printing and Communications Papers (1)           $ 2,440       $ 1,480       $ 5,710       $ 4,315
Industrial and Consumer Packaging                  1,930         1,780         5,720         5,215
Distribution                                       1,930         1,740         5,380         5,115
Chemicals and Petroleum                              375           370         1,085         1,080
Forest Products                                    1,020           825         2,550         2,425
Carter Holt Harvey                                   435           410         1,305         1,175
Corporate and Intersegment Sales (1) (2)            (329)         (354)         (798)       (1,046)
                                                 -------       -------       -------       -------
Net Sales                                        $ 7,801       $ 6,251       $20,952       $18,279
                                                 =======       =======       =======       =======

Operating Profit by Industry Segment

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                 ---------------------       ---------------------
                                                   2000          1999         2000          1999
                                                 -------       -------       -------       -------
Printing and Communications Papers               $   303       $    84       $   693       $   114
Industrial and Consumer Packaging                    194           171           624           369
Distribution                                          32            25            97            76
Chemicals and Petroleum                               49            38           118            85
Forest Products                                      169           199           492           548
Carter Holt Harvey (3)                                21            12            61            20
Corporate (2)                                                                     26
                                                 -------       -------       -------       -------
Operating Profit                                     768           529         2,111         1,212
Interest expense, net                               (278)         (134)         (565)         (400)
Minority interest adjustment                          32            21            94            42
Corporate items, net                                 (77)          (96)         (197)         (245)
Restructuring and other charges                     (125)          (10)         (196)         (123)
Merger integration costs                             (15)          (68)          (27)         (225)
Reversal of reserves no longer required                6                           6            36
Scitex restructuring and other charges                                                           3
                                                 -------       -------       -------       -------
Earnings before income taxes,
  minority interest and extraordinary items      $   311       $   242       $ 1,226       $   300
                                                 =======       =======       =======       =======

(1) Certain reclassifications and adjustments have been made to prior year amounts.
(2) Includes results from operations of Champion acquired on June 20, 2000. Beginning on July 1, 2000, the results of the former Champion business have been included in the appropriate business segment.
(3) Includes equity earnings (in millions) of $1 and $14 for the three months ended September 30, 2000 and 1999, respectively, and $10 and $36 for the nine months ended September 30, 2000 and 1999, respectively. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.

Production by Product

                                                   Three Months Ended           Nine Months Ended
                                                       Sepember 30,               September 30,
                                                   -------------------         -------------------
                                                    2000         1999          2000          1999
                                                   -----         -----         -----         -----
Printing Papers (in thousands of tons)
  White Papers and Bristols (a) (e)                1,684         1,295         4,419         4,010
  Coated Papers (e)                                  720           308         1,362           963
  Market Pulp (b) (e)                                837           545         1,874         1,538
  Newsprint                                           26            26            81            74

Packaging (in thousands of tons)
  Containerboard (a)                               1,039         1,230         3,433         3,601
  Bleached Packaging Board                           532           542         1,607         1,592
  Industrial Papers                                  265           221           736           671
  Industrial and Consumer Packaging (a) (c)        1,227         1,264         3,953         3,776

Specialty Products (in thousands of tons)
  Tissue                                              41            37           124           118

Forest Products (in millions)
  Panels (sq. ft. 3/8" - basis) (d) (e)              753           510         1,790         1,473
  Lumber (board feet) (e)                            999           693         2,491         2,164
  MDF (sq. ft. 3/4" - basis)                         100            53           244           167
  Particleboard (sq. ft. 3/4" - basis)               122            51           265           148

(a) Certain reclassifications and adjustments have been made to current and prior year amounts.
(b)   This excludes market pulp purchases.
(c) A significant portion of the tonnage was fabricated from paperboard and paper produced at International Paper's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(d)   Panels include plywood and oriented strand board.
(e)   Includes Champion for third quarter 2000.

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

Our reserves for these matters total $148 million at September 30, 2000. This amount includes $25 million added to the reserve for hardboard siding claims in the fourth quarter of 1999 (some of which has been paid to claimants), and an additional $125 million added to that reserve in the third quarter of 2000 to cover an expected shortfall, resulting primarily from a higher number of hardboard siding claims than we had anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, International Paper believes that these settlements will not have a material adverse effect on our consolidated financial position or results of operations. Expected insurance recoveries, apart from the insurance recoveries to date, are $51 million. Through September 30, 2000, settlement payments of $292 million, including the $51 million of nonrefundable advances of attorneys' fees discussed above, have been made. Also, we have received $27 million from our insurance carriers through September 30, 2000. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval.

OTHER LITIGATION

On May 14, 1999, and May 18, 1999, two lawsuits were filed against International Paper, the former Union Camp Corporation and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. Both lawsuits were filed seeking nationwide class certification. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. The cases have been consolidated in federal court in the Eastern District of Pennsylvania. Defendants' motions to dismiss the cases were denied on October 4, 2000.

Purchasers of high-pressure laminates have filed a number of purported class actions under the federal antitrust laws in various federal district courts in different states, alleging that International Paper's Nevamar division participated in a price-fixing conspiracy with competitors; these cases have been consolidated in federal district court in New York. Indirect and direct purchasers of high-pressure laminates have also filed similar purported class action cases under various state antitrust and consumer protection statutes in California, Florida, Michigan, New Mexico, New York, North Dakota, South Dakota, Tennessee and the District of Columbia. International Paper has filed a motion to dismiss one of the cases in federal court. As of October 16, 2000, the Company has not filed a pleading responsive to any other complaint.

On June 19, 2000, before International Paper completed its acquisition of the stock of Champion, Champion entered into a Consent Order with the Maine Department of Environmental Protection which resolved allegations of past wastewater and reporting deficiencies at Champion's lumber mills in Milford and Passadumkeag, Maine. The U.S. EPA and the U.S. Attorney's Office in Maine have since that time commenced a grand jury investigation of the same allegations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  (10.1) Champion Merger Integration Chief Executive Officer Performance Plan

                  (10.2)    Champion Merger Integration Savings and Synergy Plan

                  (11)      Statement of Computation of Per Share Earnings

                  (12)      Computation of Ratio of Earnings to Fixed Charges

                  (27)      Financial Data Schedule

            (b)   Reports on Form 8-K

                  International Paper filed reports on Form 8-K on July 12, 2000, October 4, 2000, and October 18, 2000 reporting information under Item 5, Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


     Date: November 13, 2000                   By /s/ JOHN V. FARACI
                                                  ------------------------------
                                                     John V. Faraci
                                                     Executive Vice President
                                                     and Chief Financial Officer


     Date: November 13, 2000                   By /s/ ANDREW R. LESSIN
                                                  ------------------------------
                                                     Andrew R. Lessin
                                                     Vice President, Finance and
                                                     Chief Accounting Officer