Form 10-K
period 2000-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2001-03-26
CIK 51434

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 1-3157
                              -------------------
                          INTERNATIONAL PAPER COMPANY
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)
                              -------------------

                  NEW YORK                                      13-0872805
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYEE
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

             400 ATLANTIC STREET                                   06921
            STAMFORD, CONNECTICUT                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-358-7000
                              -------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
    Common Stock, $1 per share par value                  New York Stock Exchange
       7 7/8% Debentures due 2038                         New York Stock Exchange

                              -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                              -------------------
    The aggregate market value of the common stock of the Company outstanding as of March 16, 2001, held by non-affiliates of the Company was $17,250,072,809, calculated on the basis of the closing price on the Composite Tape on March 16, 2001. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Company.

    The number of shares outstanding of the Company's common stock, as of March 16, 2001

      OUTSTANDING                                       IN TREASURY
      -----------                                       -----------
     482,973,450                                       1,194,696

    The following documents are incorporated by reference into the parts of this report indicated below:

2000 ANNUAL REPORT TO SHAREHOLDERS                  PARTS I, II, AND IV
(INSIDE FRONT COVER AND PAGES 6 THROUGH 65)
PROXY STATEMENT DATED MARCH 26, 2001                PART III

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    International Paper Company (the Company or International Paper, which may be referred to as we or us), is a global forest products, paper and packaging company that is complemented by an extensive distribution system, with primary markets and manufacturing operations in the United States, Canada, Europe, the Pacific Rim, and South America. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions. We are a New York corporation and were incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

    In the United States at December 31, 2000, the Company operated 35 pulp, paper and packaging mills, 105 converting and packaging plants, 46 wood products facilities, seven specialty panels and laminated products plants and eight specialty chemicals plants. Production facilities at December 31, 2000 in Europe, Asia, Latin America, South America and Canada included 15 pulp, paper and packaging mills, 48 converting and packaging plants, 15 wood products facilities, three specialty panels and laminated products plants and seven specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products through over 300 distribution branches located primarily in the United States. At December 31, 2000, we owned or managed approximately 12 million acres of forestlands in the United States, mostly in the South, 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada.

    Through Carter Holt Harvey, a New Zealand company which is approximately 50.4% owned by International Paper, the Company operates five mills producing pulp, paper, packaging and tissue products, 26 converting and packaging plants and 56 wood products manufacturing and distribution facilities, primarily in New Zealand and Australia. Carter Holt Harvey distributes paper and packaging products through seven distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey owns approximately 820,000 acres of forestlands.

    For financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial and Consumer Packaging; Distribution; Forest Products; Chemicals and Petroleum; and Carter Holt Harvey. A description of these business segments can be found on pages 7 through 13 of our 2000 Annual Report to Shareholders (Annual Report), which information is incorporated herein by reference.

    From 1995 through 2000, International Paper's capital expenditures approximated $8.8 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending in 2000 was $1.4 billion and is budgeted to be approximately $1.2 billion in 2001. This amount is below our annual depreciation and amortization expense of $2 billion. You can find more information about capital expenditures on pages 13 and 14 of our Annual Report, which information is incorporated herein by reference.

    Discussions of mergers and acquisitions can be found on pages 6, 13, 14, 39 and 40 of the Annual Report, which information is incorporated herein by reference.

    You can find discussions of restructuring charges and other special items on pages 15 through 23 and 41 through 49 of the Annual Report, which information is incorporated herein by reference.

    Throughout this 10-K report, we 'incorporate by reference' certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

    The financial information concerning segments is set forth on pages 30 and 31 of the Annual Report, which information is incorporated herein by reference.

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

    Many factors influence the Company's competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 6 through 13 of the Annual Report, which information is incorporated herein by reference.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

    The Company's principal products are described on pages 7 through 9 of the Annual Report, which information is incorporated herein by reference.

    Production of major products for 2000, 1999 and 1998 was as follows:

                             PRODUCTION BY PRODUCT
                                  (UNAUDITED)

                                                              2000(A)   1999    1998
                                                              -------   ----    ----
Printing papers (In thousands of tons)
    White papers and bristols...............................   6,046    5,393   5,188
    Coated papers...........................................   2,020    1,308   1,241
    Market pulp(A)..........................................   2,584    2,082   2,020
    Newsprint...............................................     109      100      95
Packaging (In thousands of tons)
    Containerboard..........................................   4,454    4,837   4,670
    Bleached packaging board................................   2,113    2,122   2,148
    Industrial papers.......................................     993      898     894
    Industrial and consumer packaging(B)....................   5,240    5,112   4,919
Specialty products (In thousands of tons)
    Tissue..................................................     164      158     148
Forest products (In millions)
    Panels (sq. ft 3/8" basis)(C)...........................   2,620    2,106   1,818
    Lumber (board feet).....................................   3,372    2,927   2,726
    MDF (sq.ft 3/4" basis)..................................     335      209     297
    Particleboard (sq. ft 3/4" basis).......................     380      196     195

---------

 (A) Production includes Champion International Corporation (Champion) from the date of acquisition.

 (B) This excludes market pulp purchases.

 (C) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's mills and is included in the containerboard, bleached packaging board and industrial papers amounts in this table.

 (D) Panels include plywood and oriented strand board.

RESEARCH AND DEVELOPMENT

    The Company operates research and development centers at Sterling Forest, New York; Cincinnati, Ohio; Kaukauna, Wisconsin; West Chicago, Illinois; Odenton, Maryland; Jacksonville, Florida; Savannah, Georgia; Saint-Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2000 was $92 million, including Champion for the period of July-December, $88 million in 1999, and $144 million in 1998.

ENVIRONMENTAL PROTECTION

    The Company is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which it operates. Our continuing objectives are to: (1) control pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment,
(2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $190 million was spent in 2000 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $136 million in 2001 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the period 2002 through 2003 is approximately $307 million in total.

    On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2006. The projected costs included in our estimate related to the Cluster Rule regulations for the years 2001 through 2002 are $116 million. Projected Cluster Rule costs for 2003 through 2006 are in the range of $330 million to $370 million. Included in these estimates are costs associated with combustion source standards for the pulp and paper industry, which were issued by the EPA on January 12, 2001. The final cost depends on the outcome of the Cluster Rule water regulations for pulp and paper categories other than bleached kraft and soda. Regulations for these categories are not likely to become final until late 2001. We estimate that annual operating costs, excluding depreciation, will increase approximately $22 million when these regulations are fully implemented.

    Additional regulatory requirements that may affect future spending include the EPA's requirements for states to assess current surface water loading from industrial and area sources. This process, called Total Maximum Daily Load
(TMDL) allocation, could result in reduced allowable treated effluent discharges from our manufacturing sites. To date there have been no significant impacts due to the TMDL process, as the majority of our manufacturing sites operate at levels significantly below allowable waste loadings.

    In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze, and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

    The Company has been named as a potentially liable party in a number of environmental remediation actions under various federal and state laws, including the Comprehensive Environmental

Response, Compensation and Liability Act (CERCLA). Related costs are recorded in the financial statements when they are probable and reasonably estimable. As of December 31, 2000, these liabilities totaled approximately $170 million. Completion of these actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

    The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology responses will enable it to keep costs for compliance with environmental regulations at, or below, industry averages.

    You can find a further discussion of environmental issues on pages 24 and 25 of the Annual Report, which information is incorporated herein by reference.

    You can also find additional information about environmental matters in the Company's 1999-2000 Environment, Health & Safety Annual Environmental Report, which can be obtained by contacting the Company or through the Company's website.

EMPLOYEES

    As of December 31, 2000, we had approximately 112,900 employees, 77,000 of whom were located in the United States. Of the domestic employees, approximately 49,000 are hourly employees, approximately 23,000 of whom are represented by the Paper, Allied-Industrial, Chemical and Energy International Union.

    At December 31, 2000, employee reductions relating to the Union Camp merger totaled approximately 2,200, based on a comparison of year end 2000 actual head count versus 1998 budget. During 2000, we completed the Union Camp merger-related integration benefits program, eliminating 1,062 employees of the combined company. Under a Union Camp restructuring plan implemented in 1998 before the merger, another 540 positions were eliminated. Approximately 600 additional positions of the combined company were eliminated where the individuals affected were not eligible for benefits under these programs.

    During 2000, labor agreements were ratified at seven mills. During 2001, labor agreements are scheduled to be negotiated at five mills: Georgetown, Erie, Pensacola, Sartell and Hudson River.

    During 2000, 27 labor agreements were settled in non-papermill operations. Settlements included 12 in paper converting, six in building materials, six in distribution and three in chemicals. At year end, one open contract existed where negotiations were in progress. During 2001, 26 non-papermill operations will negotiate new labor agreements.

RAW MATERIALS

    For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

FORWARD-LOOKING STATEMENTS

    Our disclosure and analysis in this report and in our Annual Report, and in particular, statements found in Management's Discussion and Analysis in the Annual Report, contain some forward-looking statements. Forward-looking statements reflect our expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. They use words such as 'estimate,' 'anticipate,' 'plan,' 'expect,' 'project,' 'intend,' 'believe,' and similar meanings in connection with any discussion of future operating or financial performance. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. We also provide oral or written forward-looking statements in other materials we release to the public.

    Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, whether conditions influencing the recent economic slowdown will continue or worsen, changes in overall demand, whether our initiatives relating to balancing our supply with demand will be successful, changes in domestic or foreign competition, changes in the cost or availability of raw materials, the cost of compliance with environmental laws and regulations, and whether anticipated savings from merger and other restructuring activities and facility rationalizations can be achieved. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You should consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the SEC.

ITEM 2. PROPERTIES

FORESTLANDS

    The principal raw material used by International Paper is wood in various forms. As of December 31, 2000, the Company or its subsidiaries owned or controlled approximately 12 million acres of forestlands in the United States,
1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada. An additional 820,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

    During 2000, the U.S. forestlands supplied 16 million tons of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its U.S. mills and forest products facilities: 15% in its Northern mills and 38% in its Southern mills. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, in 2000, seven million tons of wood were sold to other users. In November 1994, we adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

MILLS AND PLANTS

    A listing of our production facilities can be found in Appendix I hereto, which is incorporated herein by reference.

    The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. We continue to study the economics of modernizing or adopting other alternatives for higher cost facilities.

CAPITAL INVESTMENTS AND DISPOSITIONS

    Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find planned capital investments for 2001, dispositions, and restructuring activities as of December 31, 2000 on pages 6 and 13 through 23 of the Annual Report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

MASONITE LITIGATION

    Three nationwide class action lawsuits filed against International Paper have been settled in recent years.

    The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. Final approval of the settlement was granted by the Court on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs.

    The second suit made similar allegations with regard to Omniwood siding manufactured by Masonite (Omniwood Lawsuit). The class consisted of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999.

    The third suit alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing (Woodruf Lawsuit). The class consisted of all U.S. property owners who had incorporated and installed Masonite Woodruf roofing from January 1, 1980 to January 6, 1999.

    Final approval of the settlements of the Omniwood and Woodruf lawsuits was granted by the Court on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

    Reserves for these matters total $92 million at December 31, 2000, net of expected future insurance recoveries of $51 million. This amount includes $25 million added to the reserve for hardboard siding claims in the fourth quarter of 1999 (some of which has now been paid to claimants) and an additional $125 million added to that reserve in the third quarter of 2000 to cover an expected shortfall, resulting primarily from a higher number of hardboard siding claims than anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, we believe that these settlements will not have a material adverse effect on our consolidated financial position or results of operations.

    Through December 31, 2000, net settlement payments of $277 million, including the $51 million of non-refundable advances of attorneys' fees discussed above, have been made. Included in the non-refundable advances of attorneys' fees is $5 million, which has been paid to the attorneys for the plaintiffs in the Omniwood and Woodruf lawsuits. Also, we have received $27 million related to these matters from our insurance carriers through December 31, 2000. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters will be retained after the planned sale of Masonite is completed.

OTHER LITIGATION

    In March and April 2000, Champion and 10 members of its board of directors were served with six lawsuits that have been filed in the Supreme Court for the State of New York, New York County. Each of the suits purports to be a class action filed on behalf of Champion shareholders and alleges that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper. Champion has filed a motion to dismiss, which as of February 26, 2001 has not been decided.

    On May 14, 1999, and May 18, 1999, two lawsuits were filed against International Paper, the former Union Camp Corporation (Union Camp) and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. Both lawsuits were filed seeking nationwide class certification. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. The cases have been consolidated in federal court in the Eastern District of Pennsylvania. Defendants' motions to dismiss the cases were denied on October 4, 2000. Plaintiffs filed motions for class certification on January 10, 2001, which were pending as of February 26, 2001.

    Purchasers of high-pressure laminates have filed a number of purported class actions under the federal antitrust laws in various federal district courts in different states, alleging that International Paper's Nevamar division participated in a price-fixing conspiracy with competitors. These cases have been consolidated in federal district court in New York. Indirect and direct purchasers of high-pressure laminates have also filed similar purported class action cases under various state antitrust and consumer protection statutes in California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Dakota, South Dakota, Tennessee and the District of Columbia. International Paper filed a motion to dismiss one of the cases in federal court, which was denied by the court without prejudice. The federal plaintiffs filed a consolidated amended complaint on February 22, 2001. As of February 26, 2001, International Paper has filed a motion to dismiss the case pending in New York State court and has filed answers in California, New Mexico, South Dakota and one of two complaints filed in Michigan. Answers are not yet due in the remaining state cases.

OTHER ENVIRONMENTAL

    In April 1999, the Franklin, Virginia mill received a Notice of Violation
(NOV) from the EPA, Region 3 in Philadelphia, and an NOV from the Commonwealth of Virginia alleging that the mill violated the Prevention of Significant Deterioration (PSD) regulations. The Franklin mill was owned by Union Camp at that time and was one of seven paper mills in Region 3 owned by different companies that received similar notices of violation. Union Camp merged with International Paper on April 30, 1999, and International Paper has entered into negotiations with the EPA and the Commonwealth of Virginia.

    The Franklin mill NOVs were issued in connection with the EPA's well publicized PSD air permit enforcement initiative against the paper industry. In 1999, our paper mills in Kaukauna, Wisconsin and Augusta, Georgia received requests for information from the EPA regarding compliance with the PSD regulations. Three additional facilities received information requests in 2000, and the EPA's initiative may result in similar actions at other facilities.

    In August 1998, the former Union Camp Corporation informed the Virginia Department of Environmental Quality (DEQ) of certain New Source Performance Standards (NSPS) permitting discrepancies related to a power boiler at the paper mill in Franklin, Virginia. On April 11, 2000, International Paper and the DEQ entered into a consent order that resolved the matter for a civil penalty of $134,000.

    In November 1999, the Wisconsin Department of Natural Resources filed a civil complaint alleging past exceedences of air permit limits at the former Union Camp flexible packaging facility located in Tomah, Wisconsin. The matter was settled on November 2, 2000 for a civil penalty of $60,000.

    On December 30, 1999, the Company entered into a Consent Order with the Florida Department of Environmental Protection relating to alleged violations of the wastewater discharge permit at the Company's Pensacola, Florida, mill. The Consent Order requires the Company to take additional steps to control the discharge of suspended solids, nutrients and oxygen-consuming material in the mill's wastewater and to pay a civil penalty of $137,730. The Consent Order has not yet become effective due to the filing of administrative appeals by third parties.

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

    As of February 26, 2001, there were no other pending judicial proceedings, brought by governmental authorities against International Paper, for alleged violations of applicable environmental laws or regulations. International Paper is engaged in various other proceedings that arise under applicable environmental and safety laws or regulations, including approximately 97 active proceedings under the CERCLA and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under the CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, International Paper believes that it has no or de minimis liability with respect to 18 of these sites; that liability is not likely to be significant at 51 sites; and that estimates of liability at 28 of these sites is likely to be significant but not material to International Paper's consolidated financial position or results of operations.

    On June 19, 2000, before International Paper completed the acquisition of Champion, Champion entered into a Consent Order with the Maine Department of Environmental Protection that resolved allegations of past wastewater and reporting deficiencies at Champion's lumber mills in Milford and Passadumkeag, Maine. The U.S. EPA and the U.S. Attorney's Office in Maine have since that time commenced a grand jury investigation of the same allegations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Dividend per share data on the Company's common stock and the high and low sale prices for the Company's common stock are set forth on page 62 of the Annual Report and are incorporated herein by reference.

    As of March 16, 2001, there were 39,887 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The Company's columnar table showing selected financial data for the Company is set forth on pages 62 and 63 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis on the consolidated financial statements are set forth on pages 6 through 29 of the Annual Report and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures about market risk are set forth on pages 27 through 29 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 32 through 61 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors of the Company is included on pages 10 through 12 of the Company's Proxy Statement, dated March 26, 2001 (Proxy Statement), which information is incorporated herein by reference. Information with respect to the executive officers of the Company is set forth below:

    John T. Dillon, 62, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995, when he became president and chief operating officer.

    C. Wesley Smith, 61, executive vice president since 1992.

    John V. Faraci, 51, executive vice president and chief financial officer since 2000. Prior to that he was senior vice president-finance and chief financial officer from 1999. From 1995 until 1999 he was chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand.

    Robert M. Amen, 51, executive vice president since 2000. He served as President of International Paper -- Europe from 1997 to 2000 and prior to that was vice president.

    James P. Melican Jr., 60, executive vice president since 1991.

    David W. Oskin, 58, executive vice president since 1995.

    Marianne M. Parrs, 57, executive vice president since 1999. She was senior vice president and chief financial officer from 1995 to 1999.

    Andrew R. Lessin, 58, vice president-finance and chief accounting officer since 2000. From 1995 to that time he was vice president and controller.

    William B. Lytton, 52, senior vice president and general counsel since January 1999. From 1996 to 1999 he was vice president and general counsel.

    Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and until election of successors, subject to removal by the Board.

    Information with respect to compliance with Section 16(a) of the Securities and Exchange Act is set forth on page 16 of the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    A description of the compensation of the Company's executive officers is set forth on pages 18 through 22 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A description of the security ownership of certain beneficial owners and management is set forth on pages 7 and 8 of the Proxy Statement and is incorporated herein by reference.

    The table showing ownership of the Company's common stock held by individual directors and by directors and executive officers as a group is set forth on pages 7 and 8 of the Proxy Statement, and is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Consolidated financial statements

   The consolidated financial statements of the Company and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the Annual Report:

                                                              PAGE
                                                              ----
Consolidated statement of earnings for fiscal years ended
  December 31, 2000, 1999 and 1998..........................     33
Consolidated balance sheet at December 31, 2000 and 1999....     34
Consolidated statement of cash flows for fiscal years ended
  December 31, 2000, 1999 and 1998..........................     35
Consolidated statement of common shareholders' equity.......     36
Notes to consolidated financial statements..................  37-61
Report of independent public accountants....................     32

2. Financial statement schedule

   The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                           ADDITIONAL FINANCIAL DATA
                              2000, 1999 AND 1998

Report of Independent Public Accountants on Financial
  Statement Schedule........................................     13
Consolidated Schedule:
    II -- Valuation and Qualifying Accounts.................     14

3. Exhibits

  (2.1)     --  Agreement and Plan of Merger by and among International
                Paper Company, International Paper-37, Inc. and Shorewood
                Packaging Corporation dated as of February 16, 2000,
                (incorporated by reference to the Schedule TO of
                International Paper Company and International Paper-37, Inc.
                dated February 29, 2000).
  (2.2)     --  Agreement and Plan of Merger dated as of May 12, 2000, among
                Champion International Corporation, International Paper
                Company and Condor Acquisition Corporation (incorporated by reference to Exhibit 2 to International Paper Company's
                Registration Statement on Form S-4, as amended on June 2,
                2000 and June 9, 2000).
  (3.1)     --  Form of Restated Certificate of Incorporation of
                International Paper (incorporated by reference to
                International Paper's Report on Form 8-K dated November 20,
                1990).
  (3.2)     --  Certificate of Amendment to the Certificate of Incorporation
                of International Paper Company (incorporated herein by
                reference to Exhibit (3)(i) to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1999).
  (3.3)     --  By-laws of the Company as amended.
  (4.1)     --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company's registration statement on
                Form S-7, No. 2-56588, dated June 10, 1976).
  (4.2)     --  Indenture, dated as of April 12, 1999, between International
                Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to International Paper's Report on
                Form 8-K filed on June 29, 2000).
  (4.3)     --  Floating Rate Notes Supplemental Indenture, dated as of
                June 14, 2000, between International Paper and The Bank of
                New York, as Trustee (incorporated by reference to
                Exhibit 4.2 to International Paper's Report on Form 8-K
                filed on June 29, 2000).
  (4.4)     --  8% Notes Due July 8, 2003 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to
                Exhibit 4.3 to International Paper's Report on form 8-K
                filed on June 29, 2000).
  (4.5)     --  8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The
                Bank of New York, as Trustee (incorporated by reference to
                Exhibit 4.4 to International Paper's Report on Form 8-K
                filed on June 29, 2000).
  (4.6)     --  Credit Agreement, dated as of June 14, 2000, among
                International Paper, International Paper Financial Services,
                Inc., various lenders and Credit Suisse First Boston, New
                York Branch, as Administrative agent, Lead Arranger and Book
                Manager (incorporated by reference to Exhibit 4.5 to
                International Paper's Report on Form 8-K filed on June 29,
                2000).
  (4.7)     --  Form of New Floating Rate Notes due July 8, 2002
                (incorporated by reference to Exhibit 4.1 to International
                Paper Company's Registration Statement on Form S-4, dated
                October 23, 2000, as amended November 15, 2000).
  (4.8)     --  Form of New 8% Notes due July 8, 2003 (incorporated by reference to Exhibit 4.1 to International Paper Company's
                Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000).
  (4.9)     --  Form of New 8 1/8% Note due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International Paper Company's
                Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000).

  (4.10)    --  Credit Agreement, dated as of June 14, 2000, among
                International Paper Company, International Paper Financial
                Services, Inc., various lenders and Credit Suisse First
                Boston, New York Branch, as Administrative Agent, Lead
                Arranger and Book Manager (incorporated by reference to
                Exhibit 4.5 to International Paper Company's Report on
                Form 8-K filed on June 29, 2000).
 (10.1)     --  Long-Term Incentive Compensation Plan.
 (10.2)     --  Restricted Stock Plan for Non-Employee Directors
                (incorporated by reference to Exhibit 99 to the Company's
                Quarterly Report on Form 10-Q dated August 16, 1999, for the quarter ended June 30, 1999).
 (10.3)     --  Champion Merger Integration Chief Executive Officer
                Performance Plan (incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2000).
 (10.4)     --  Champion Merger Integration Savings and Synergy Plan
                (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
 (10.5)     --  Union Camp Corporation 1989 Stock Option and Stock Award
                Plan (incorporated by reference to Exhibit 99.1 to
                Registration No. 333-75235, dated May 3, 1999).
 (10.6)     --  International Paper Company Stock Option Plan (incorporated by reference to Registration No. 333-85051, dated
                August 12, 1999).
 (10.7)     --  Management Incentive Plan (incorporated by reference to
                Exhibit 99 to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 1998).
 (10.8)     --  Form of individual option agreement under Company Option
                Plan (incorporated by reference to Exhibit 10.8 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended December 31, 1999).
 (10.9)     --  Form of individual executive continuity award under Company
                Long Term Incentive Compensation Plan (incorporated by
                reference to Exhibit 10.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1999).
 (10.10a)   --  Form of Termination Agreement -- Tier I (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1999).
 (10.l0b)   --  Form of Termination Agreement  -- Tier II (incorporated by reference to Exbibit 10.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1999).
 (10.10c)   --  Form of Termination Agreement  -- Tier III (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1999).
 (10.11)    --  International Paper Company Unfunded Savings Plan.
 (10.12)    --  International Paper Company Pension Restoration Plan for
                Salaried Employees.
 (10.13)    --  International Paper Company Unfunded Supplemental Plan for
                Senior Managers.
 (11)       --  Statement of Computation of Per Share Earnings.
 (12)       --  Computation of Ratio of Earnings to Fixed Charges.
 (13)       --  2000 Annual Report to Shareholders of the Company.
 (21)       --  List of Subsidiaries of Registrant.
 (22)       --  Proxy Statement dated March 26, 2001 (incorporated by reference to the Company's Proxy Statement dated March 26, 2001, filed on
                March 26, 2001 pursuant to Rule 14a-6).
 (23.1)     --  Consent of Independent Public Accountants (Arthur Andersen
                LLP).
 (23.2)     --  Consent of Independent Auditors (PricewaterhouseCoopers LLP).
 (24)       --  Power of Attorney.
 (99.1)     --  Report of Independent Auditors (PricewaterhouseCoopers LLP).
 (99.2)     --  Focus.

    (b) Reports on Form 8-K

        International Paper filed a report on Form 8-K on October 18, 2000 under
        Item 5 reporting earnings for the quarter ended September 30, 2000, the closure of three mills and the scaling back of one mill.

        International Paper filed a report on Form 8-K on January 25, 2001 under
        Item 5, reporting earnings for quarter ended December 31, 2000, merger synergies with Champion International Corporation, and the status of capacity rationalizations and realignment initiatives.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

TO INTERNATIONAL PAPER COMPANY:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, N.Y.
February 13, 2001

                                                                     SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                      -----------------------------------------------------------------
                                       BALANCE
                                         AT       ADDITIONS      ADDITIONS      DEDUCTIONS   BALANCE AT
                                      BEGINNING   CHARGED TO     CHARGED TO        FROM         END
            DESCRIPTION               OF PERIOD    EARNINGS    OTHER ACCOUNTS    RESERVES    OF PERIOD
            -----------               ---------    --------    --------------    --------    ---------
                                                                (IN MILLIONS)
Reserves Applied Against Specific
  Assets Shown on Balance Sheet:
    Doubtful accounts -- current....    $106         $ 46                         $ (24)(a)     $128
    Restructuring reserves..........     115          248                          (121)(b)      242

                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                      -----------------------------------------------------------------
                                       BALANCE
                                         AT       ADDITIONS      ADDITIONS      DEDUCTIONS   BALANCE AT
                                      BEGINNING   CHARGED TO     CHARGED TO        FROM         END
            DESCRIPTION               OF PERIOD    EARNINGS    OTHER ACCOUNTS    RESERVES    OF PERIOD
            -----------               ---------    --------    --------------    --------    ---------
                                                                (IN MILLIONS)
Reserves Applied Against Specific
  Assets Shown on Balance Sheet:
    Doubtful accounts -- current....    $115         $ 34                         $ (43)(a)     $106
    Restructuring reserves..........      71          149                          (105)(b)      115

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                      ------------------------------------------------------------------
                                      BALANCE AT   ADDITIONS      ADDITIONS      DEDUCTIONS   BALANCE AT
                                      BEGINNING    CHARGED TO     CHARGED TO        FROM         END
            DESCRIPTION               OF PERIOD     EARNINGS    OTHER ACCOUNTS    RESERVES    OF PERIOD
            -----------               ---------     --------    --------------    --------    ---------
                                                                (IN MILLIONS)
Reserves Applied Against Specific
  Assets Shown on Balance Sheet:
    Doubtful accounts -- current....     $108         $ 39                         $ (32)(a)     $115
    Restructuring reserves..........       91           81                          (101)(b)       71

---------

 (a) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

 (b) Includes deductions for reversals of previously established reserves that were no longer required.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL PAPER COMPANY

                                          By:       /s/ BARBARA L. SMITHERS
                                              ..................................
                                                     BARBARA L. SMITHERS
                                                VICE PRESIDENT AND SECRETARY

March 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE                             TITLE                                DATE
               ---------                             -----                                ----
            /s/ JOHN T. DILLON              Chairman of the Board, Chief            March 26, 2001
 ..........................................    Executive Officer and Director
              JOHN T. DILLON

           /s/ C. WESLEY SMITH*             Executive Vice President and            March 26, 2001
 .........................................    Director
             C. WESLEY SMITH

           /s/ PETER I. BIJUR*              Director                                March 26, 2001
 .........................................
              PETER I. BIJUR

           /s/ ROBERT J. EATON*             Director                                March 26, 2001
 .........................................
             ROBERT J. EATON

           /s/ SAMIR G. GIBARA*             Director                                March 26, 2001
 .........................................
             SAMIR G. GIBARA

         /s/ JAMES R. HENDERSON*            Director                                March 26, 2001
 .........................................
            JAMES R. HENDERSON

           /s/ JOHN R. KENNEDY*             Director                                March 26, 2001
 .........................................
             JOHN R. KENNEDY

          /s/ ROBERT D. KENNEDY*            Director                                March 26, 2001
 .........................................
            ROBERT D. KENNEDY

         /s/ W. CRAIG MCCLELLAND*           Director                                March 26, 2001
 .........................................
           W. CRAIG MCCLELLAND

          /s/ DONALD F. MCHENRY*            Director                                March 26, 2001
 .........................................
            DONALD F. MCHENRY

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
          /s/ PATRICK F. NOONAN*            Director                                March 26, 2001
 .........................................
            PATRICK F. NOONAN

          /s/ JANE C. PFEIFFER*             Director                                March 26, 2001
 .........................................
             JANE C. PFEIFFER

         /s/ JEREMIAH J. SHEEHAN*           Director                                March 26, 2001
 .........................................
           JEREMIAH J. SHEEHAN

         /s/ CHARLES R. SHOEMATE*           Director                                March 26, 2001
 .........................................
           CHARLES R. SHOEMATE

            /s/ JOHN V. FARACI              Executive Vice President and Chief      March 26, 2001
 .........................................    Financial Officer
              JOHN V. FARACI

           /s/ ANDREW R. LESSIN             Vice President -- Finance and Chief     March 26, 2001
 .........................................    Accounting Officer
             ANDREW R. LESSIN

      *By:  /s/ BARBARA L. SMITHERS
 .........................................
           BARBARA L. SMITHERS
             ATTORNEY-IN-FACT

                                                                     APPENDIX I

2000 LISTING OF FACILITIES

PRINTING AND
 COMMUNICATIONS PAPERS

BUSINESS PAPERS, COATED PAPERS,
FINE PAPERS AND PULP
  U.S.:
   Courtland, Alabama
   Selma, Alabama
     (Riverdale Mill)
   Pine Bluff, Arkansas
   Mira Loma, California
     (C & D Center)
   Pensacola, Florida
   Augusta, Georgia
   Bastrop, Louisiana
     (Louisiana Mill)
   Springhill, Louisiana
     (C & D Center)
   Bucksport, Maine
   Jay, Maine
     (Androscoggin Mill)
     West Springfield,
     Massachusetts
   Westfield, Massachusetts
     (C & D center)
   Quinnesec, Michigan
   Sturgis, Michigan
     (C & D Center)
   Sartell, Minnesota
   Moss Point, Mississippi
   Corinth, New York
     (Hudson River Mill)
   Ticonderoga, New York
   Riegelwood, North Carolina
   Wilmington, North Carolina
     (Reclaim Center)
   Hamilton, Ohio
   Saybrook, Ohio
     (C & D center)
   Erie, Pennsylvania
   Hazleton, Pennsylvania
     (C & D Center)
   Lock Haven, Pennsylvania
   Eastover, South Carolina
   Georgetown, South Carolina
   Sumter, South Carolina
     (C & D Center)
   Texarkana, Texas
   Franklin, Virginia

  International:
   Maresquel, France
   Saillat, France
   Saint Die, France
     (Anould Mill)
   Strasbourg, France
     (La Robertsau Mill)
   Bergisch Gladbach, Germany
     (Gorhrsmuhle Mill)
   Duren, Germany
     (Reflex Mill)
   Klucze, Poland
   Kwidzyn, Poland
   Svetogorsk, Russia
   Inverurie, Scotland

CONSUMER AND INDUSTRIAL
 PACKAGING

INDUSTRIAL PAPERS
  U.S.:
   Lancaster, Ohio
   De Pere, Wisconsin
   Kaukauna, Wisconsin
   Menasha, Wisconsin
  International:
   Limburg, Netherlands



INDUSTRIAL PACKAGING

CONTAINERBOARD
  U.S.:
   Prattville, Alabama
   Savannah, Georgia
   Terre Haute, Indiana
   Mansfield, Louisiana
   Pineville, Louisiana
   Vicksburg, Mississippi
   Oswego, New York
   Roanoke Rapids, North Carolina
   Georgetown, South Carolina
  International:
   Arles, France

CORRUGATED CONTAINER
  U.S.:
   Bay Minette, Alabama
   Decatur, Alabama
   Conway, Arkansas
   Fordyce, Arkansas
   Jonesboro, Arkansas
   Russellville, Arkansas
   Carson, California
   Hanford, California
   Modesto, California
   Stockton, California
   Vernon, California
   Putnam, Connecticut
   Auburndale, Florida
   Forest Park, Georgia
   Savannah, Georgia
   Statesboro, Georgia
   Chicago, Illinois
   Des Plaines, Illinois
   Fort Wayne, Indiana
   Lexington, Kentucky
   LaFayette, Louisiana
   Shreveport, Louisiana
   Springhill, Louisiana
   Auburn, Maine
   Howell, Michigan
   Kalamazoo, Michigan
   Monroe, Michigan
   Minneapolis, Minnesota
   Houston, Mississippi
   Jackson, Mississippi
   Kansas City, Missouri
   West Deptford, New Jersey
   Geneva, New York
   King's Mountain, North Carolina
   Statesville, North Carolina
   Cincinnati, Ohio
   Solon, Ohio
   Wooster, Ohio
   Lancaster, Pennsylvania
   Mount Carmel, Pennsylvania
   Washington, Pennsylvania
   Georgetown, South Carolina
   Spartanburg, South Carolina
   Morristown, Tennessee
   Murfreesboro, Tennessee
   Dallas, Texas
   Edinburg, Texas
   El Paso, Texas
   Ft. Worth, Texas
   San Antonio, Texas
   Richmond, Virginia
   Cedarburg, Wisconsin
   Fond du Lac, Wisconsin

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

KRAFT PAPER
 Savannah, Georgia
 Moss Point, Mississippi
 Roanoke Rapids, North Carolina

CONSUMER PACKAGING
BLEACHED BOARD
  Pine Bluff, Arkansas
  Augusta, Georgia
  Moss Point, Mississippi
  Riegelwood, North Carolina
  Georgetown, South Carolina
  Prosperity, South Carolina
  Texarkana, Texas

BEVERAGE PACKAGING
  U.S.:
   Turlock, California
   Plant City, Florida
   Cedar Rapids, Iowa
   Kansas City, Kansas
   Framingham, Massachusetts
   Kalamazoo, Michigan
   Raleigh, North Carolina

  International:
   London, Ontario, Canada
   Longueuil, Quebec, Canada
   Shanghai, China
   Santiago, Dominican Republic
   San Salvador, El Salvador
   St. Priest, France
   Fukusaki, Japan
   Seoul, Korea
   Taipei, Taiwan
   Guacara,Venezuela

RETAIL PACKAGING
 La Grange, Georgia
 Thomaston, Georgia
 Springdale, Ohio

FOODSERVICE
  U.S.:
   Visalia, California
   Shelbyville, Illinois
   Clinton, Iowa
   Hopkinsville, Kentucky
   Wilmington, North Carolina
   Kenton, Ohio
   Jackson, Tennessee

  International:
   Brisbane, Australia
   Santiago, Chile
   Shanghai, China
   Bogota, Columbia
   Bombay, India
   Manila, Philippines

FLEXIBLE PACKAGING
  U.S.:
   Monticello, Arkansas
   Hanford, California
   Griffin, Georgia
   Tifton, Georgia
   Seymour, Indiana
   Sibley, Iowa
   Hazleton, Pennsylvania
   Spartanburg, South Carolina
   Tomah, Wisconsin

  International:
   Bolsaflex
     Buenos Aires, Argentina

SHOREWOOD PACKAGING
  U.S.:
   Waterbury, Connecticut
   LaGrange, Georgia
   Indianapolis, Indiana
   Louisville, Kentucky
   East Flat Rock, North Carolina
   Weaverville, North Carolina
   Clifton, New Jersey
   Edison, New Jersey
   Englewood, New Jersey
   Harrison, New Jersey
   Moonachie, New Jersey
   Cincinnati, Ohio
   Springfield, Oregon
   Danville, Virginia
   Newport News, Virginia
   Roanoke, Virginia

  International:
   Smith Falls, Onta rio, Canada
   Brockville, Ontario, Canada
   Toronto, Ontario, Canada
   Guangzhou, China



DISTRIBUTION

WHOLESALE AND RETAIL
DISTRIBUTION
(270 distribution branches)

XPEDX
  U.S.:
   Stores Group
     Chicago, Illinois
     139 locations nationwide
  Southeast Region
     Greensboro, North Carolina
     27 branches in the Middle
     Atlantic States and
     Southeast
     4 Nationwide branches
  West Region
     Denver, Colorado
     32 branches in the West,
     Midwest and South
     17 Nationwide branches
  Specialty Business Group
     Erlanger, Kentucky
     3 branches nationwide
  Central Region
     Erlanger, Kentucky
     10 branches in Midwest
     4 Nationwide branches
  Northeast Region
     East Granby, Connecticut
     14 branches in New England
     and Middle Atlantic States
     1 Nationwide branch

  International:
   Aussedat Rey France
     Distribution S.A., Pantin,
       France
       3 locations
  Chihuahua, Mexico
    6 locations
  Recom Papers
    Nijmegen, Netherlands
  Scaldia Papier BV,
    Nijmegen, Netherlands
  Aalbers Paper Products
    Veenendaal, Netherlands
  Impap
    Warsaw, Poland
    7 locations

CHEMICALS AND PETROLEUM

CHEMICALS
  U.S.:
   Panama City, Florida
   Pensacola, Florida
   Port St. Joe, Florida
   Savannah, Georgia
   Valdosta, Georgia
   Oakdale, Louisiana
   Picayune, Mississippi
   Dover, Ohio
  International:
   Oulu, Finland
   Valkeakoski, Finland
   Niort, France
   Greaker, Norway
   Sandarne, Sweden
   Chester-Le-Street, United Kingdom
   Bedlington, United Kingdom

CHEMICAL CELLULOSE PULP
 Natchez, Mississippi

PETROLEUM
 Alvin, Texas
 Midland, Texas

FORESTLANDS

FOREST RESOURCES
   Approximately 12 million arces in the South, Northeast and West

REALTY PROJECTS
   Haig Point Plantation
   Daufuskie Island,
     South Carolina

BUILDING MATERIALS

WOOD PRODUCTS
  Chapman, Alabama
  Citronelle, Alabama
  Maplesville, Alabama
  Opelika, Alabama
  Thorsby, Alabama
  Tuscaloosa, Alabama
  Gurdon, Arkansas
  Leola, Arkansas
  Whelen Springs, Arkansas
  McDavid, Florida
  Whitehouse, Florida
  Augusta, Georgia
  Cordele, Georgia
  Folkston, Georgia
  Meldrim, Georgia
  Washington, Georgia
  Waycross, Georgia
  Springhill, Louisiana
  Costigan, Maine
  Passadumkeag, Maine
  Morton, Mississippi
  Wiggins, Mississippi

  Joplin, Missouri
  Madison, New Hampshire
  Armour, North Carolina
  Seaboard, North Carolina
  Johnston, South Carolina
  Newberry, South Carolina
  Sampit, South Carolina
  Camden, Texas
  Corrigan, Texas
  Henderson, Texas
  Jefferson, Texas
  Nacogdoches, Texas
  New Boston, Texas
  Slaughter
    Dallas, Texas
    2 branches in the
    Southwest and
    Northwest
  Franklin, Virginia

DECORATIVE PRODUCTS
  Particleboard
   Franklin, Virginia
   Stuart, Virginia
   Waverly, Virginia

SPECIALTY PANELS
  U.S.:
   Chino, California
   Glasgow, Kentucky
   Odenton, Maryland
   Statesville, North Carolina
   Tarboro, North Carolina
   Hampton, South Carolina
   Oshkosh, Wisconsin

  International:
   Bergerac, France
     (Couze mill)
  Ussel, France
  Barcelona, Spain
     (Durion mill)

MASONITE
  U.S.:
   Ukiah, California
   Lisbon Falls, Maine
   Laurel, Mississippi
   Towanda, Pennsylvania
   Danville, Virginia

  International:
   Carrick-on-Shannon, Ireland
   Masonite Africa Limited
   Estcourt Plant
   Kunpo-shi, Korea

CARTER HOLT HARVEY

FORESTLANDS
Approximately 820,000 acres in
 New Zealand

WOOD PRODUCTS
  Sawmills and Processing Plants
   Mt. Gambier, South Australia
     Myrtleford, New South
     Wales, Australia
   Oberon, New South
     Wales, Australia

   Kopu, New Zealand
   Nelson, New Zealand
   Putaruru, New Zealand
   Rotorua, New Zealand
   Taupo, New Zealand
   Tokoroa, New Zealand

Timber Merchants
  Box Hill, Victoria, Australia
   Hamilton Central,
    Queensland, Australia
    Sydney, New South Wales,
    Australia



Plywood Mills
Myrtleford, New South
   Wales, Australia
Nangwarry, South Australia
Tokoroa, New Zealand
Whangarei, Marsden Point,
   New Zealand

Panel Production Plants
  Gympie, Queensland
    Australia
 Mt. Gambier, South Australia
    (2 plants)
 Oberon, New South Wales,
    Australia
 Tumut, New South Wales,
    Australia
 Auckland, New Zealand
 Kopu, New Zealand
 Rangiora, New Zealand

Building Supplies Retail Outlets
 Retail Outlets, 35 branches
   in New Zealand

PULP AND PAPER
Kraft Paper, Pulp, Coated and Uncoated Papers and Bristols
  Kinleith, New Zealand

Cartonboard
  Whakatane, New Zealand

Containerboard
   Kinleith, New Zealand
   Penrose, New Zealand

Fiber Recycling Operation
   Auckland, New Zealand

Conversion Site
   Auckland, New Zealand

TISSUE
   Pulp and Tissue
     Box Hill, Victoria, Australia
     Kawerau, New Zealand

Conversion Sites
  Box Hill, Victoria, Australia
  Clayton, Victoria, Australia
  Keon Park, Victoria, Australia
  Suva, Fiji
  Auckland, New Zealand
     (2 plants)
  Kawerau, New Zealand
  Te Rapa, New Zealand

PACKAGING
  Case Manufacturing
   Suva, Fiji
   Central (Levin, New Zealand)
   Northern (Auckland, New
     Zealand)
   Solid Fibre (Hamilton, New
     Zealand)
   Southern (Christchurch, New
     Zealand)

  Carton Manufacturing
   Crestmead, Queensland,
     Australia
  Dandenong, Victoria,
     Australia
  Reservoir, Victoria, Australia
  Smithfield, New South
     Wales, Australia
  Woodville, Australia
  Auckland, New Zealand
  Christchurch, New Zealand

  Corrugated Manufacturing
   Sydney, Australia
   Melbourne, Australia

  Paper Bag Manufacturing
   Auckland, New Zealand

  Paper Cups
   Brisbane, Australia

  Plastic Packaging
   Santiago, Chile

  DISTRIBUTION
   Paper Merchant
   Warehousing and
   Distribution Centers,
   Australia, 3 locations
   New Zealand, 4 locations

  PAPEL e CELULOSE

  FORESTLANDS
   Approximately 1.5 million acres in Brazil

  PULP AND PAPER
   Amapa, AP, Brazil
   Arapoti, PR, Brazil
   Mogi Guacu, SP, Brazil

WELDWOOD OF CANADA LIMITED

WOOD PRODUCTS
 Burns Lake, British Columbia (3 plants)
 Houston, British Columbia
 100 Mile House, British Columbia
 Quesnel, British Columbia
 Williams Lake, British Columbia
 Hinton, Alberta
 Strachan, Alberta
 Sundre, Alberta

NBSK PULP
 Hinton, Alberta
 Quesnel, British Columbia

                                     A-3







 STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as....................  'r'
The copyright symbol shall be expressed as...............................  'c'
The trademark symbol shall be expressed as .............................. 'TM'