Form 10-Q
period 2001-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2001-05-14
CIK 51434

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______________ to

                                 ---------------

                          Commission File Number 1-3157

                           INTERNATIONAL PAPER COMPANY
             (Exact name of registrant as specified in its charter)

            New York                                       13-0872805
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation of organization)                       Identification No.)

   400 Atlantic Street, Stamford, CT                         06921
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (203) 541-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 483,016,500.

===============================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

PART I.         FINANCIAL INFORMATION                                           PAGE NO.
Item 1.         Financial Statements

                Consolidated Statement of Earnings -
                   Three Months Ended March 31, 2001 and 2000                       1

                Consolidated Balance Sheet -
                   March 31, 2001 and December 31, 2000                             2

                Consolidated Statement of Cash Flows
                   Three Months Ended March 31, 2001 and 2000                       3

                Consolidated Statement of Common Shareholders' Equity -
                   Three Months Ended March 31, 2001 and 2000                       4

                Notes to Consolidated Financial Statements                          5

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                       11

                Financial Information by Industry Segment                          18

Item 3.         Quantitative and Qualitative Disclosures About Market Risk         20

PART II.        Other Information

Item 1.         Legal Proceedings                                                  21

Item 2.         Changes in Securities                                               *

Item 3.         Defaults upon Senior Securities                                     *

Item 4.         Submission of Matters to a Vote of Security Holders                 *

Item 5.         Other Information                                                   *

Item 6.         Exhibits and Reports on Form 8-K                                   23

Signatures                                                                         23


* Omitted since no answer is called for, answer is in the negative or inapplicable.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -------------------
                                                                                   2001        2000
                                                                                -------------------
Net Sales                                                                        $ 6,894    $ 6,371
                                                                                 -------    -------
Costs and Expenses
   Cost of products sold                                                           5,138      4,521
   Selling and administrative expenses                                               584        521
   Depreciation and amortization                                                     476        426
   Distribution expenses                                                             276        266
   Taxes other than payroll and income taxes                                          75         63
   Merger integration costs                                                           10          8
                                                                                 -------    -------
Total Costs and Expenses                                                           6,559      5,805
                                                                                 -------    -------
Earnings Before Interest, Income Taxes, Minority Interest, Extraordinary Items
   and Cumulative Effect of Accounting Change                                        335        566
   Interest expense, net                                                             248        131
                                                                                 -------    -------
Earnings Before Income Taxes, Minority Interest, Extraordinary Items
   and Cumulative Effect of Accounting Change                                         87        435
   Income tax provision                                                               27        136
   Minority interest expense, net of taxes                                            42         55
                                                                                 -------    -------
Earnings Before Extraordinary Items and Cumulative Effect of Accounting Change        18        244
   Gains (losses) on sales of investments and businesses, net of taxes               (46)       134
   Cumulative effect of change in accounting for derivatives
     and hedging activities, net of taxes                                            (16)      --
                                                                                 -------    -------
Net Earnings (Loss)                                                              $   (44)   $   378
                                                                                 =======    =======
Earnings Per Common Share Before Extraordinary Items
   and Cumulative Effect of Accounting Change                                    $  0.04    $  0.59
Earnings (Loss) Per Common Share - Extraordinary Items                             (0.10)      0.32
Earnings (Loss) Per Common Share - Cumulative Effect of Accounting Change          (0.03)      --
                                                                                 -------    -------
Earnings (Loss) Per Common Share                                                 $ (0.09)   $  0.91
                                                                                 =======    =======
Earnings (Loss) Per Common Share - Assuming Dilution                             $ (0.09)   $  0.91
                                                                                 =======    =======
Average Shares of Common Stock Outstanding                                         482.7      413.5
                                                                                 =======    =======
Cash Dividends Per Common Share                                                  $  0.25    $  0.25
                                                                                 =======    =======


The accompanying notes are an integral part of these financial statements

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                                                        March 31,  December 31,
                                                                          2001         2000
                                                                       ---------   ------------
Assets
Current Assets
   Cash and temporary investments                                      $  1,119    $  1,198
   Accounts and notes receivable, net                                     3,315       3,433
   Inventories                                                            3,006       3,182
   Assets of businesses held for sale                                     1,899       1,890
   Other current assets                                                     808         752
                                                                       --------    --------
Total Current Assets                                                     10,147      10,455
                                                                       --------    --------
Plants, Properties and Equipment, net                                    15,414      16,011
Forestlands                                                               5,127       5,966
Investments                                                                 296         269
Goodwill                                                                  6,474       6,310
Deferred Charges and Other Assets                                         3,058       3,098
                                                                       --------    --------
Total Assets                                                           $ 40,516    $ 42,109
                                                                       ========    ========
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt              $  2,005    $  2,115
   Accounts payable                                                       1,994       2,113
   Accrued payroll and benefits                                             395         511
   Liabilities of businesses held for sale                                  397         541
   Other accrued liabilities                                              1,909       2,133
                                                                       --------    --------
Total Current Liabilities                                                 6,700       7,413
                                                                       --------    --------
Long-Term Debt                                                           12,113      12,648
Deferred Income Taxes                                                     4,660       4,699
Other Liabilities                                                         2,093       2,155
Minority Interest                                                         1,332       1,355
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures      1,805       1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.2 shares in 2001 and 2000                484         484
   Paid-in capital                                                        6,505       6,501
   Retained earnings                                                      6,144       6,308
   Accumulated other comprehensive income (loss)                         (1,268)     (1,142)
                                                                       --------    --------
                                                                         11,865      12,151
   Less: Common stock held in treasury, at cost, 2001 - 1.2 shares
     2000 - 2.7 shares                                                       52         117
                                                                       --------    --------
Total Common Shareholders' Equity                                        11,813      12,034
                                                                       --------    --------
Total Liabilities and Common Shareholders' Equity                      $ 40,516    $ 42,109
                                                                       ========    ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -----------------------
                                                                    2001        2000
                                                                  ---------   ---------
Operating Activities
  Net earnings (loss)                                             $   (44)   $   378
  Cumulative effect of accounting change                               16       --
  Depreciation and amortization                                       476        426
  Deferred income tax (benefit) provision                             (11)        71
  Payments related to restructuring, legal reserves and mergers      (150)       (62)
  Merger integration costs                                             10          8
  Loss (gain) on sales of investments and businesses                   73       (385)
  Other, net                                                           17        154
  Changes in current assets and liabilities
    Accounts and notes receivable                                     (83)      (163)
    Inventories                                                         6        (78)
    Accounts payable and accrued liabilities                         (159)       193
    Other                                                             (97)        (7)
                                                                  -------    -------
Cash Provided by Operations                                            54        535
                                                                  -------    -------
Investment Activities
  Invested in capital projects                                       (189)      (214)
  Mergers and acquisitions, net of cash acquired                     --         (590)
  Proceeds from divestitures                                          866      1,359
  Other                                                               (36)      (121)
                                                                  -------    -------
Cash Provided by Investment Activities                                641        434
                                                                  -------    -------
Financing Activities
  Issuance of common stock                                           --           35
  Issuance of debt                                                    104        979
  Reduction of debt                                                  (734)      (715)
  Change in bank overdrafts                                            35        (61)
  Dividends paid                                                     (120)      (104)
  Other                                                               (19)        22
                                                                  -------    -------
Cash (Used for) Provided by Financing Activities                     (734)       156
                                                                  -------    -------
Effect of Exchange Rate Changes on Cash                               (40)        (4)
                                                                  -------    -------
Change of Cash and Temporary Investments                              (79)     1,121
Cash and Temporary Investments
  Beginning of period                                               1,198        453
                                                                  -------    -------
  End of the period                                               $ 1,119    $ 1,574
                                                                  =======    =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                        Three Months Ended March 31, 2001

                                                                           Accumulated                            Total
                                                                              Other                               Common
                               Common Stock Issued   Paid-in   Retained   Comprehensive    Treasury Stock      Shareholders'
                                Shares     Amount    Capital   Earnings   Income (Loss)  Shares     Amount        Equity
                               ---------- --------- ---------- ---------- -------------- ----------- ---------- -----------
Balance, December 31, 2000       484,160   $    484  $  6,501  $  6,308    $ (1,142)      2,690    $    117    $ 12,034
Issuance of stock for various
   plans                              16       --           4      --          --        (1,496)        (65)         69
Repurchase of stock                 --         --        --        --          --          --          --          --
Cash dividends - Common
   stock ($0.25 per share)          --         --        --        (120)       --          --          --          (120)
Comprehensive income (loss):
   Net earnings (loss)              --         --        --         (44)       --          --          --           (44)
   Change in cumulative
     foreign currency
     translation adjustment         --         --        --        --          (121)       --          --          (121)
   Unrealized gain (loss)
     on cash flow hedging
     derivatives                    --         --        --        --            (5)       --          --            (5)
                                                                                                               --------
   Total comprehensive
     income (loss)                  --         --        --        --          --          --          --          (170)
                                --------   --------  --------  --------    --------    --------    --------    --------
Balance, March 31, 2001          484,176   $    484  $  6,505  $  6,144    $ (1,268)      1,194    $     52    $ 11,813
                                ========   ========  ========  ========    ========    ========    ========    ========

                        Three Months Ended March 31, 2000


                                                                           Accumulated                            Total
                                                                              Other                              Common
                               Common Stock Issued   Paid-in   Retained   Comprehensive     Treasury Stock    Shareholders'
                                Shares     Amount    Capital   Earnings   Income (Loss)    Shares     Amount      Equity
                               ---------- --------- ---------- ---------- -------------------------- ---------- ----------
Balance, December 31, 1999       414,584   $    415  $  4,078   $  6,613    $   (739)      1,216    $     63    $ 10,304
Issuance of stock for various
  plans                              151       --          (2)      --          --          (791)        (41)         39
Repurchase of stock                 --         --        --         --          --           630          28         (28)
Cash dividends - Common
  stock ($0.25 per share)           --         --        --         (104)       --          --          --          (104)
Comprehensive income (loss):
   Net earnings                     --         --        --          378        --          --          --           378
   Change in cumulative
     foreign currency
     translation adjustment         --         --        --         --           (60)       --          --           (60)
                                                                                                                --------
   Total comprehensive
     income                         --         --        --         --          --          --          --           318
                                --------   --------  --------   --------    --------    --------    --------    --------
Balance, March 31, 2000          414,735   $    415  $  4,076   $  6,887    $   (799)      1,055    $     50    $ 10,529
                                ========   ========  ========   ========    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in International Paper's Annual Report on Form 10-K for the year ended December 31, 2000, which has previously been filed with the Securities and Exchange Commission.

On June 20, 2000, International Paper acquired Champion International Corporation (Champion) in a transaction accounted for as a purchase. Champion's results of operations are included in the consolidated statement of earnings beginning on the date of acquisition, June 20, 2000.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share before extraordinary items and cumulative effect of accounting change were computed by dividing earnings before extraordinary items and cumulative effect of accounting change by the weighted average number of common shares outstanding. Earnings per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, were computed assuming that all potentially dilutive securities were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share before extraordinary items and cumulative effect of accounting change, and earnings per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, is as follows:




                                                                      Three Months Ended
                                                                            March 31,
                                                                   ------------------------
In millions, except per share amounts                                 2001           2000
-------------------------------------                              ------------------------
Net earnings before extraordinary items
   and cumulative effect of accounting change                       $   18          $  244

Effect of dilutive securities
   Preferred securities of subsidiary trust                             --               4
                                                                    ------          ------
Net earnings before extraordinary items and cumulative
   effect of accounting change - assuming dilution                  $   18          $  248
                                                                    ======          ======

Average common shares outstanding                                    482.7           413.5
Effect of dilutive securities
   Preferred securities of subsidiary trust                             --             8.3
   Stock options                                                       1.0             1.2
                                                                    ------          ------
Average common shares outstanding - assuming dilution                483.7           423.0
                                                                    ======          ======
Earnings per common share before extraordinary items
   and cumulative effect of accounting change                       $ 0.04          $ 0.59
                                                                    ======          ======
Earnings per common share before extraordinary items
   and cumulative effect of accounting change - assuming dilution   $ 0.04          $ 0.59
                                                                    ======          ======


Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - MERGERS, ACQUISITIONS AND DIVESTITURES

In June 2000, International Paper completed the acquisition of Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood and lumber manufacturing operations. Champion shareholders received $50 in cash and $25 worth of International Paper common stock for each Champion share. The acquisition was completed for approximately $5 billion in cash and 68.7 million shares of International Paper common stock having a market value of $2.4 billion. Approximately $2.8 billion of Champion debt was assumed.

In April 2000, Carter Holt Harvey purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash.

In March 2000, International Paper acquired Shorewood Packaging Corporation, a leader in the manufacture of premium retail packaging, for approximately $640 million in cash and the assumption of $280 million of debt.

All of these acquisitions were accounted for using the purchase method with the related operating results included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of March 31, 2001 reflects a preliminary allocation of the purchase price of Champion to the fair value of the assets and liabilities acquired.

In January 2000, International Paper sold its equity interest in Scitex for $79 million, and Carter Holt Harvey sold its equity interest in Compania de Petroleos de Chile for just over $1.2 billion. These sales resulted in a combined extraordinary gain of $134 million after taxes and minority interest.

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC. In addition, International Paper announced that it had reached an agreement to sell its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited for approximately $285 million. The completion of the transaction is subject to certain conditions, including regulatory review by federal antitrust authorities and the Federal Energy Regulatory Commission.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to Metsa Serla for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the 2000 fourth quarter when the decision was made to sell this business below book value.

Late in 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through March 31, 2001, approximately $1.7 billion of proceeds, including debt assumed by the buyers, have been realized under the program.

NOTE 4 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

During the first quarter of 2001, special and extraordinary items amounting to a net pre-tax charge of $108 million ($68 million after taxes and minority interest) were recorded. These items included a $25 million charge before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative impact of adopting the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for

PAGE>


Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Transactions," an extraordinary charge of $73 million before taxes ($46 million after taxes) and a special charge of $10 million before taxes ($6 million after taxes) for additional Champion merger-related costs. The extraordinary charge, consisting of an adjustment to the expected loss on the sale of the Masonite business and the loss on the sale of oil and gas interests, was presented in accordance with the pooling-of-interests rules.

During the first quarter of 2000, a pre-tax charge of $8 million ($5 million after taxes) was recorded for merger-related expenses, primarily consisting of systems integration, employee retention, travel and other cash costs related to the Union Camp merger.

During the last three quarters of 2000, additional charges totaling $824 million before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. The following table presents a roll forward of the severance and other costs included in these charges:

                                                                Severance
Dollars in millions                                             and Other
----------------------                                          ---------
Opening balance - second quarter 2000 (1,056 employees)           $ 31
   Additions - fourth quarter 2000 (3,187 employees)               217
   Cash charges - 2000 (991 employees)                             (19)
                                                                  ----
Balance, December 31, 2000 (3,252 employees)                       229
   Cash charges - first quarter 2001 (1,744 employees)             (86)
                                                                  ----
Balance, March 31, 2001 (1,508 employees)                         $143
                                                                  ====

In addition, the $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans.

NOTE 5 - INVENTORIES

Inventories by major category were:



                                                March 31,    December 31,
In millions                                       2001           2000
--------------                                  ---------    -----------
Raw materials                                    $  426         $  431
Finished pulp, paper and packaging products       1,751          1,912
Finished lumber and panel products                  232            261
Operating supplies                                  464            473
Other                                               133            105
                                                 ------         ------
   Total                                         $3,006         $3,182
                                                 ======         ======


NOTE 6 - BUSINESSES HELD FOR SALE

During 2000, International Paper announced a program to sell certain assets that are not strategic to its core businesses. The decision to sell these businesses and certain other assets resulted from International Paper's acquisition of Champion and the completion of its strategic analysis to focus on its core businesses of Paper, Packaging and Forest Products.

Businesses being marketed at March 31, 2001, including those with sales pending under sales agreements, included Arizona Chemical, Chemical Cellulose, Fine Papers, Masonite, Decorative Products, Flexible Packaging, and other smaller businesses. Sales and operating earnings for each of the three month periods ended March 31, 2001 and 2000 for these businesses were:

                                           For the Three Months Ended
                                                    March 31,

In millions                                    2001            2000
-----------                                    ----            ----
Sales                                          $620            $705
Operating Earnings (Loss)                        (2)             44




The operating results for these businesses, together with the results of businesses sold during the first quarter of 2001, are included in "Other Businesses" in Management's Discussion and Analysis. The assets of these businesses, totaling $1.9 billion, are included in "assets of businesses held for sale" in current assets in the accompanying consolidated balance sheet. The liabilities of these businesses, totaling $397 million, are included in "liabilities of businesses held for sale" in current liabilities in the accompanying consolidated balance sheet.

An agreement to sell Masonite to Premdor Inc. of Toronto, Canada was entered into in September 2000. In March 2001, International Paper reached an agreement to sell a hydroelectric generating project in Corinth, New York for $285 million. These transactions are subject to closing and regulatory approvals.

NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $529 million and $581 million at March 31, 2001 and December 31, 2000, respectively.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the three month period ended March 31, 2001 and 2000 were $311 million and $137 million, respectively. Capitalized net interest costs were $3 million for the quarter ended March 31, 2001 and $7 million for the 2000 first quarter. Total interest expense was $272 million for the 2001 first quarter and $156 million for the 2000 first quarter. The increase reflects debt incurred in the acquisition of Champion. Income tax payments of $42 million were made during the 2001 first quarter and $22 million during the first quarter of 2000. Distributions paid under all of International Paper's preferred securities of subsidiaries were $44 million in both the first quarter of 2001 and 2000, and are included in minority interest expense.

Accumulated depreciation was $16.2 billion at March 31, 2001 and $16.1 billion at December 31, 2000. The allowance for doubtful accounts was $130 million at March 31, 2001 and $128 million at December 31, 2000.

NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

On January 1, 2001, International Paper adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS Nos. 137 and 138. These statements require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. These statements also establish new accounting rules for hedge transactions, which depend on the nature of the hedge relationship.

The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes to Other Comprehensive Income (OCI). The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps which do not qualify under the new rules for hedge accounting treatment. The decrease to OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

International Paper periodically uses derivatives and other financial instruments to hedge exposures to currency, interest rate and commodity risks. For hedges which meet the SFAS No. 133 criteria, International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value in other current or noncurrent assets or liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of earnings as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value, if any, would be recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges.

The counterparties to our contracts consist of a number of major international financial institutions. International Paper monitors its positions with, and the credit quality of, these financial institutions and does not expect nonperformance by the counterparties.

Interest Rate Risk

Cross-currency and interest rate swaps may be used to manage the composition of portions of the company's fixed and floating rate debt portfolio. Carter Holt Harvey uses these instruments to hedge the interest rate exposure of its U.S. dollar fixed rate debt and has designated the instruments as fair value hedges with net gains and losses reported currently in interest expense.

The U.S. parent company has entered into interest rate swap agreements with a total notional amount of approximately $1 billion with maturities ranging from 1 to 23 years. These swaps do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a charge to net earnings. For the quarter ended March 31, 2001, the change in fair value of the swaps was immaterial. Future changes in fair value of these swaps are not expected to have a material impact on earnings, although some volatility in a quarter due to unforeseen market conditions is possible.

At March 31, 2001, International Paper had $3.6 billion of floating rate debt with interest rates that fluctuate based on market conditions and credit returns.

Foreign Currency Risk

International Paper's policy has been to finance certain investments in foreign operations with borrowings denominated in the same currency as the operation's functional currency or by entering into foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the net assets being hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the net assets being hedged, the accumulated gains or losses from the revaluation of the hedging instruments would be included in earnings.

Currency swaps are used to mitigate the risk associated with changes in foreign exchange rates which will affect the fair value of debt denominated in a foreign currency. Some of these hedges have been designated as fair value hedges and others have not.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of twelve months or less as of March 31, 2001. The change in the time value associated with currency options is recognized immediately in earnings. Additionally, some contracts are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments are recognized currently in earnings to offset the remeasurement of the related assets and liabilities.

For the quarter ended March 31, 2001, a net charge of $3 million before taxes was recorded in cost of goods sold primarily related to changes in the time value of foreign currency options. Additionally, a net charge of $8 million before taxes was recorded in OCI, net of reclassifications to earnings, related to gains and losses on foreign currency cash flow hedges. An estimated $6 million before taxes of the amount recorded in accumulated OCI as of March 31, 2001, is expected to be reclassified to earnings by the end of 2001.

The following table summarizes activity in accumulated OCI related to cash flow hedges during the period from January 1, 2001, through March 31, 2001.


                                                                   Balance
In millions                                                      After Taxes
--------------------------------------------                     -----------
Cumulative effect of adopting
   SFAS No. 133, net                                                 $ -
Net changes in fair value of derivatives                              (6)
Net gains reclassified from OCI to earnings                            1
                                                                     ---
Accumulated derivative net losses
   as of March 31, 2001                                              $(5)
                                                                     ===




NOTE 10 - SUBSEQUENT EVENTS

On April 26, 2001, International Paper announced the planned indefinite closure in June 2001 of its Bleached Board facility in Moss Point, Mississippi due to the need to align production with customer demand. The mill employs approximately 375 people and has one paper machine. On May 9, 2001, International Paper also announced that it had entered into an agreement to sell its Flexible Packaging division. It is expected that these actions will require a pre-tax charge of approximately $200 million in the second quarter.

In April 2001, an agreement was reached to sell the assets of a water company subsidiary located in the Houston, Texas area for approximately $100 million. The transaction is subject to closing conditions, permitting and regulatory approval. Also in April, Carter Holt Harvey agreed to acquire Norske Skog's Tasman kraft pulp manufacturing business for $130 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper's consolidated results of operations include Champion International Corporation (Champion) from the date of acquisition, June 20, 2000.

First quarter 2001 earnings were $24 million, or $.05 per share before special and extraordinary items and the effect of an accounting change. Earnings for the same period a year earlier were $249 million, or $.60 per share, before special and extraordinary items. Fourth quarter 2000 earnings before special and extraordinary items were $145 million, or $.28 per share. A weak U.S. economy and a strong U.S. dollar continue to negatively impact domestic profitability and export competitiveness. In response, we took approximately 490,000 tons of market-related downtime throughout our mill system. Other factors influencing first quarter 2001 earnings were higher energy costs, lower volumes, and downward pressure on pricing. Higher energy costs in the first quarter reduced International Paper's pre-tax earnings by $50 million, or $.07 per share, versus the fourth quarter of 2000. Operational problems at several of International Paper's larger facilities reduced first quarter 2001 pre-tax earnings by about $40 million, or $.06 per share, from fourth quarter 2000 earnings.

In the first quarter of 2001, International Paper reported a net loss of $44 million, or $.09 per share, after special and extraordinary items and an accounting change. This compared with net earnings of $378 million or $.91 per share in the first quarter of 2000 after special and extraordinary items. International Paper reported a net loss of $371 million or $.85 per share in the fourth quarter of 2000 after special and extraordinary items.

In the first quarter of 2001, a charge of $16 million after taxes and minority interest, or $.03 per share, represented the cumulative impact of adopting the new accounting standard for derivative and hedging transactions. In addition, an extraordinary charge of $46 million after taxes, or $.10 per share, represented additional anticipated losses on dispositions and a special charge of $6 million after taxes, or $.01 per share, represented additional Champion merger-related costs. International Paper posted net sales in the first quarter of 2001 of $6.9 billion compared with $6.4 billion in the first quarter of 2000 and $7.2 billion in the fourth quarter of 2000.

The following segment discussions for the first quarter of 2001 are based on results before special and extraordinary items.

Printing Papers net sales of $2.0 billion for the first quarter of 2001 were flat as compared with net sales for the fourth quarter of 2000. Net sales for the first quarter of 2000 were $1.4 billion. The segment reported operating profit of $150 million for the first quarter of 2001 as compared with $252 million for the fourth quarter of 2000 and $166 million for the first quarter of 2000. Lower operating profits compared with the fourth quarter of 2000 reflect weaker market conditions in the slowing U.S. economy. Commercial printing, driven largely by advertising and promotional activity, has softened and the demand for printing bristols is down. Prices fluctuated during the quarter, but averaged about the same as the 2000 fourth quarter. Market related downtime of 110,000 tons for bristols and pulp and 30,000 tons for coated and supercalendared papers has reduced inventory levels and helped balance inventories with demand. Continued downtime is expected to be taken as needed in the second quarter to keep supply aligned with customer demand. While portions of the European market for paper remained stable, some weakness was experienced in Poland and Western Europe. Weak demand and prices for pulp continue to negatively impact both the European and North American Papers businesses.



Printing Papers
------------------
                                         2001                       2000
                                     --------------    ------------------------------
In millions                           1st Quarter       1st Quarter       4th Quarter
                                     --------------    ------------------------------
Sales                                   $2,025            $1,400             $2,000
Operating Profit                           150               166                252





Industrial and Consumer Packaging net sales of $1.7 billion for the 2001 first quarter were down from the $1.8 billion of net sales recorded in the fourth quarter of 2000 and were flat compared with the first quarter of 2000. The segment reported $116 million of operating profit for the first quarter of 2001, a decline from the $149 million of operating profit recorded in the fourth quarter of 2000 and the $192 million recorded in the 2000 first quarter. Operating results declined in the first quarter of 2001 versus the first and fourth quarter of 2000 due to the strong U.S. dollar, related soft domestic market conditions, and high energy costs. A decline in domestic containerboard and box volume since the fourth quarter of 2000 was partially offset by stronger containerboard exports and kraft paper billings. Industrial Packaging earnings were affected by about 270,000 tons of downtime, or 20% of system capacity, that was taken to match our production with customer orders. Consumer Packaging earnings were reduced by weakened bleached board demand and an increasingly competitive marketplace.



Industrial and Consumer Packaging
---------------------------------------
                                           2001                      2000
                                       --------------   ------------------------------
In millions                             1st Quarter      1st Quarter      4th Quarter
                                       --------------   ------------------------------
Sales                                     $1,710            $1,665           $1,780
Operating Profit                             116               192              149


Distribution net sales of $1.8 billion for the 2001 first quarter were slightly lower than the $1.9 billion of net sales for the 2000 fourth quarter and slightly ahead of the first quarter of 2000. Operating profit of $14 million for the first quarter of 2001 was down from $23 million in the fourth quarter of 2000 and $30 million in the first quarter of 2000. The sales increase relative to 2000 reflects the addition of the Nationwide distribution facilities, partially offset by weaker market conditions. The shortfall in earnings was primarily due to weaker sales especially in the commercial printing segment. To help offset the effect of slow business conditions, Distribution is merging facilities and reducing jobs while pursuing sales growth initiatives.



Distribution
------------
                                          2001                      2000
                                      -------------   --------------------------------
In millions                           1st Quarter      1st Quarter       4th Quarter
                                      -------------   --------------------------------
Sales                                    $1,800           $1,750           $1,870
Operating Profit                             14               30               23





Forest Products 2001 first quarter net sales of $685 million were up 37% from the $500 million reported in the first quarter of 2000 and up slightly from the $665 million reported in the fourth quarter of 2000. Current quarter operating profit of $136 million was up from the $118 million reported in the fourth quarter of 2000 and the $132 million reported in the first quarter of 2000. Earnings for Forest Resources increased slightly in the first quarter compared with the 2000 fourth quarter as higher volumes from stumpage and timberland sales offset lower average stumpage prices for both pulpwood and sawtimber. International Paper monetizes its forest assets in various ways including sales of short and long-term harvest rights on a pay-as-cut or lump-sum bulk sale basis, and sales of timberland. Accordingly, earnings from quarter to quarter may vary depending upon prices and volumes of such sales. The Wood Products businesses improved performance from the fourth quarter of 2000 but continue to be impacted by depressed prices in lumber and panels. Oversupply in the wood products market has prices running near 10-year lows during the first quarter. Permanent closures and downtime in the industry began to favorably impact pricing as the quarter ended.




Forest Products
------------------
                                          2001                      2000
                                      -----------    ---------------------------------
In millions                           1st Quarter       1st Quarter       4th Quarter
                                      -----------    ---------------------------------
Sales                                     $685             $500             $665
Operating Profit                           136              132              118


Carter Holt Harvey reported 2001 first quarter net sales of $395 million compared with $370 million recorded in the fourth quarter of 2000 and $410 million recorded in the first quarter of 2000. Operating profit in the 2001 first quarter of $1 million was down from the $10 million recorded in the fourth quarter of 2000 and $17 million recorded in the first quarter of 2000. First quarter 2001 results declined due to continued weakness in regional construction markets in Australia and New Zealand, which had a major impact on sales volumes and resulted in Carter Holt Harvey taking downtime. Earnings for Carter Holt Harvey's Pulp and Paper business showed improvement over the comparable prior-year quarter principally due to higher prices for pulp linerboard, and to foreign exchange and mill modernization benefits. However, earnings were lower compared with the 2000 fourth quarter primarily because of lower export prices. The operating results from the Tissue business were hurt by a weak Australian dollar and cost increases for pulp.



Carter Holt Harvey
------------------
                                         2001                       2000
                                     -------------    -------------------------------
In millions                           1st Quarter       1st Quarter       4th Quarter
                                     -------------   --------------------------------
Sales                                    $395              $410              $370
Operating Profit                            1                17                10

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ends at March 31 versus our calendar year-end, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included in Carter Holt Harvey's results, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

Other Businesses include the operating results for those businesses identified in International Paper's divestiture program. During the quarter, International Paper received proceeds from the sale of its west coast forestlands, oil and gas properties, and its interest in Zanders Feinpapiere AG, a European coated paper business. Businesses being marketed at the end of the first quarter of 2001 include Arizona Chemical, Masonite, the Chemical Cellulose pulp business, Decorative Products, Fine Papers, Flexible Packaging, and certain other smaller businesses. Net sales for other businesses for the first quarter of 2001 were $655 million compared with $930 million in the fourth quarter of 2000 and $1 billion in the first quarter of 2000. Operating profit of $9 million was recorded for the first quarter of 2001 compared with $33 million recorded for the fourth quarter of 2000 and $66 million for the first quarter of 2000. The decline in 2001 first quarter net sales and earnings from the fourth quarter of 2000 reflect a weak economy as well as, the divested businesses sold in late 2000 and the first quarter of 2001.



Other Businesses
----------------
                                         2001                      2000
                                     --------------    -------------------------------
In millions                           1st Quarter       1st Quarter      4th Quarter
                                     --------------    -------------------------------
Sales                                   $655               $1,015           $930
Operating Profit                           9                   66             33

Liquidity and Capital Resources

Cash provided by operations totaled $54 million for the 2001 first quarter compared with $535 million for the 2000 first quarter. Lower net earnings and unfavorable working capital charges accounted for most of the decrease. Working capital requirements decreased first quarter 2001 operating cash flow by $333 million as compared with a decrease of $55 million in operating cash flow for first quarter 2000.

Investments in capital projects totaled $189 million and $214 million for the 2001 and 2000 first quarters, respectively.

Financing activities for the 2001 first quarter included a $630 million net reduction versus a $264 million net increase in debt in the 2000 first quarter. Common stock dividend payments totaled $120 million, or $.25 per share, for the 2001 first quarter and $104 million, or $.25 per share, for the 2000 first quarter.

At March 31, 2001, cash and temporary investments totaled $1.1 billion compared with $1.2 billion at December 31, 2000.

Mergers, Acquisitions and Divestitures

In June 2000, International Paper completed the acquisition of Champion, a leading manufacturer of paper for business communications, commercial printing and publications with significant market pulp, plywood and lumber manufacturing operations. Champion shareholders received $50 in cash and $25 worth of International Paper common stock for each Champion share. The acquisition was completed for approximately $5 billion in cash and 68.7 million shares of International Paper common stock having a market value of $2.4 billion. Approximately $2.8 billion of Champion debt was assumed.

In April 2000, Carter Holt Harvey purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash.

In March 2000, International Paper acquired Shorewood Packaging Corporation, a leader in the manufacture of premium retail packaging, for approximately $640 million in cash and the assumption of $280 million of debt.

All of these acquisitions were accounted for using the purchase method with the related operating results included in the consolidated statement of earnings from the dates of acquisition. The accompanying consolidated balance sheet as of March 31, 2001 reflects a preliminary allocation of the purchase price of Champion to the fair value of the assets and liabilities acquired.

In January 2000, International Paper sold its equity interest in Scitex for $79 million, and Carter Holt Harvey sold its equity interest in Compania de Petroleos de Chile for just over $1.2 billion. These sales resulted in a combined extraordinary gain of $134 million after taxes and minority interest.

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC. In addition, International Paper announced that it had reached an agreement to sell its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited for approximately $285 million. The completion of the transaction is subject to certain conditions, including regulatory review by federal antitrust authorities and the Federal Energy Regulatory Commission.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to Metsa Serla for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the 2000 fourth quarter when the decision was made to sell this business below book value.

Late in 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through March 31, 2001, approximately $1.7 billion of proceeds, including debt assumed by the buyers, have been realized under the program.

Restructuring, Special and Extraordinary Items

During the first quarter of 2001, special and extraordinary items amounting to a net pre-tax charge of $108 million ($68 million after taxes and minority interest) were recorded. These items included a $25 million charge before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative impact of adopting the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Transactions," an extraordinary charge of $73 million before taxes ($46 million after taxes) and a special charge of $10 million before taxes ($6 million after taxes) for additional Champion merger-related costs. The extraordinary charge, consisting of an adjustment to the expected loss on the sale of the Masonite business and the loss on the sale of oil and gas interests, was presented in accordance with the pooling-of-interests rules.

During the first quarter of 2000, a pre-tax charge of $8 million ($5 million after taxes) was recorded for merger-related expenses, primarily consisting of systems integration, employee retention, travel and other cash costs related to the Union Camp merger.

During the last three quarters of 2000, additional charges totaling $824 million before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. The following table presents a roll forward of the severance and other costs included in these charges:


                                                                        Severance
Dollars in millions                                                     and Other
----------------------                                                  ---------
Opening balance - second quarter 2000 (1,056 employees)                    $ 31
   Additions - fourth quarter 2000 (3,187 employees)                        217
   Cash charges - 2000 (991 employees)                                      (19)
                                                                           ----
Balance, December 31, 2000 (3,252 employees)                                229
   Cash charges - first quarter 2001 (1,744 employees)                      (86)
                                                                           ----
Balance, March 31, 2001 (1,508 employees)                                  $143
                                                                           ====


In addition, the $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans.

Other

The effective income tax rate for both the 2001 and 2000 first quarters was 31%. The effective income tax rate after special items, but before extraordinary items was 30% and 31% for the 2001 and 2000 three month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the three month periods ended March 31, 2001 and 2000.



                                                      2001                                          2000
                                  -------------------------------------------   -------------------------------------------
                                    Earnings                                      Earnings
                                  (Loss) Before                                 (Loss) Before
                                  Income Taxes     Income Tax                   Income Taxes     Income Tax
                                  and Minority     Provision       Effective     and Minority     Provision      Effective
In millions                         Interest       (Benefit)       Tax Rate       Interest        (Benefit)      Tax Rate
--------------                    --------------   -------------  -----------   --------------  -------------  ------------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change               $ 97            $ 30            31%          $ 443            $ 139           31%
Merger-related expenses                (10)             (4)           40%             (8)              (3)          38%
                                      ----            ----                         -----            -----
After special items                   $ 87            $ 26            30%          $ 435            $ 136           31%
                                      ====            ====                         =====            =====



Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization and realignment initiatives will have the results anticipated, whether expected merger savings will be realized, the relative strength of the U.S. dollar compared with other foreign currencies, especially the Euro, and changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, and the cost of compliance with environmental laws and regulations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment



                                                              Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                            2001          2000(1)
                                                          -------         -------
Printing Papers                                           $ 2,025         $ 1,400
Industrial and Consumer Packaging                           1,710           1,665
Distribution                                                1,800           1,750
Forest Products                                               685             500
Carter Holt Harvey                                            395             410
Other Businesses (3)                                          655           1,015
Corporate and Intersegment Sales                             (376)           (369)
                                                          -------          ------
Net Sales                                                 $ 6,894         $ 6,371
                                                          =======         =======


Operating Profit by Industry Segment


                                                              Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                            2001           2000(1)
                                                           -----           ------
Printing Papers                                            $ 150           $ 166
Industrial and Consumer Packaging                            116             192
Distribution                                                  14              30
Forest Products                                              136             132
Carter Holt Harvey (2)                                         1              17
Other Businesses (3)                                           9              66
                                                           -----           -----
Operating Profit                                             426             603
Interest expense, net                                       (248)           (131)
Minority interest adjustment                                   3              24
Corporate items, net                                         (84)            (53)
Merger integration costs                                     (10)             (8)
                                                           -----           -----
Earnings before income taxes,
   minority interest, extraordinary items, and
   cumulative effect of accounting change                  $  87           $ 435
                                                           =====           =====





(1) Certain reclassifications and adjustments have been made to prior year amounts.

(2) Includes equity earnings (in millions) of $1 in 2001 and $4 in 2000. Half of these equity earnings amounts are in the Carter Holt Harvey segment and half are in the minority interest adjustment.

(3) Includes businesses identified in International Paper's divestiture program.

Production by Product


                                                             Three Months Ended
                                                                 March 31,
                                                           -----------------------
                                                            2001            2000
                                                           ------          -------
Printing Papers (In thousands of tons)
  White Papers and Bristols                                1,641           1,380
  Coated Papers                                              698             325
  Market Pulp (b)                                            676             522
  Newsprint                                                   28              27

Packaging (In thousands of tons)
  Containerboard                                           1,047           1,203
  Bleached Packaging Board                                   492             532
  Industrial Papers                                          221             241
  Industrial and Consumer Packaging (a) (c)                1,208           1,322

Specialty Products (In thousands of tons)
  Tissue                                                      41              41

Forest Products (In millions)
  Panels (sq. ft. 3/8" - basis) (d)                          649             493
  Lumber (board feet)                                        948             715
  MDF (sq. ft. 3/4" - basis)                                  94              60
  Particleboard (sq. ft. 3/4" - basis)                       101              49




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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown in Footnote 9, Recent Accounting Developments and on pages 27 - 29 of International Paper's Annual Report to Shareholders for the year ended December 31, 2000 as previously filed on Form 10-K, which information is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

Masonite Litigation

Three nationwide class action lawsuits filed against the Company have been settled in recent years.

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

Reserves for these matters total $102 million at March 31, 2001, net of expected future insurance recoveries of $44 million. This amount includes $25 million added to the reserve for hardboard siding claims in the fourth quarter of 1999 (some of which has now been paid to claimants) and an additional $125 million added to the reserve in the fourth quarter of 2000, resulting primarily from a higher number of hardboard siding claims than anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, we believe that these settlements will not have a material adverse effect on our consolidated financial position or results of operations.

The Company believes that the large majority of the Naef settlement is covered by insurance and that it will prevail in the insurance coverage litigation that it was forced to file against certain of its insurers because of their refusal to cover that settlement. Nevertheless, due to the inherent uncertainties involved in litigation, the Company has assumed, for the sole purpose of creating the reserve for Masonite claims, that it would collect a total of $70 million from its insurers.

Through March 31, 2001, net settlement payments of $283 million, including the $51 million of non-refundable advances of attorneys' fees discussed above, have been made. Payments of $5 million have been made to the attorneys for the plaintiffs in the Omniwood and Woodruf lawsuits through March 31, 2001. Also, we have received $27 million from our insurance carriers through March 31, 2001. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters will be retained after the planned sale of Masonite is completed.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   (11) Statement of Computation of Per Share Earnings
                   (12) Computation of Ratio of Earnings to Fixed Charges

              (b)  Reports on Form 8-K
                   Reports on Form 8-K were filed on January
                   25, 2001 and April 18, 2001 in each case under Item 5 and reporting earnings for the quarters ended December 31, 2000 and March 31, 2001, respectively.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

         Date:  May 14, 2001                 By /s/ JOHN V. FARACI
                                                ------------------
                                             John V. Faraci
                                             Executive Vice President and Chief
                                             Financial Officer


         Date:  May 14, 2001                 By /s/ ANDREW R. LESSIN
                                                --------------------
                                             Andrew R. Lessin
                                             Vice President and
                                             Chief Accounting Officer