Form 10-Q
period 2001-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2001-08-13
CIK 51434

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _________ to _________

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

                              Yes  X    No
                                  ----    ----


The number of shares outstanding of the registrant's common stock as of July 31, 2001 was
                                        483,150,673.



================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

PART I.  Financial Information                                                   Page No.
                                                                                 --------
Item 1.  Financial Statements

          Consolidated Statement of Earnings -
            Three Months and Six Months Ended June 30, 2001 and 2000                 1

         Consolidated Balance Sheet -
            June 30, 2001 and December 31, 2000                                      2

         Consolidated Statement of Cash Flows -
            Six Months Ended June 30, 2001 and 2000                                  3

         Consolidated Statement of Common Shareholders' Equity -
            Six Months Ended June 30, 2001 and 2000                                  4

         Notes to Consolidated Financial Statements                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                   14

         Financial Information by Industry Segment                                  22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 24

PART II. Other Information

Item 1.  Legal Proceedings                                                          25

Item 2.  Changes in Securities and Use of Proceeds                                  27

Item 3.  Defaults upon Senior Securities                                             *

Item 4.  Submission of Matters to a Vote of Security Holders                        28

Item 5.  Other Information                                                          29

Item 6.  Exhibits and Reports on Form 8-K                                           30

Signatures                                                                          30


* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                --------------------------   -------------------------
                                                                    2001         2000           2001         2000
                                                                ------------- ------------   ------------ ------------

Net Sales                                                            $ 6,686      $ 6,780        $13,580      $13,151
                                                                     -------      -------        -------      -------
Costs and Expenses
   Cost of products sold                                               4,914        4,735         10,052        9,256
   Selling and administrative expenses                                   582          563          1,166        1,084
   Depreciation and amortization                                         457          439            933          865
   Distribution expenses                                                 277          271            553          537
   Taxes other than payroll and income taxes                              71           61            146          124
   Merger integration costs                                               32            4             42           12
   Restructuring and other charges                                       465           71            465           71
   Impairment losses on businesses held for sale                          85            -             85            -
                                                                     -------      -------        -------      -------
Total Costs and Expenses                                               6,883        6,144         13,442       11,949
                                                                     -------      -------        -------      -------
Earnings (Loss) Before Interest, Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative
   Effect of Accounting Change                                          (197)         636            138        1,202
   Interest expense, net                                                 235          156            483          287
                                                                     -------      -------        -------      -------
Earnings (Loss) Before Income Taxes, Minority Interest,
   Extraordinary Items and Cumulative Effect of
      Accounting Change                                                 (432)         480           (345)         915
   Income tax provision (benefit)                                       (156)         142           (129)         278
   Minority interest expense, net of taxes                                37           68             79          123
                                                                     -------      -------        -------      -------
Earnings (Loss) Before Extraordinary Items
   and Cumulative Effect of Accounting Change                           (313)         270           (295)         514
   Gains (losses) on sales of investments and businesses,
     net of taxes and minority interest                                    -            -            (46)         134
   Cumulative effect of change in accounting for derivatives
     and hedging activities, net of taxes and minority interest            -            -            (16)           -
                                                                     -------      -------        -------      -------
Net Earnings (Loss)                                                   $ (313)       $ 270         $ (357)       $ 648
                                                                     =======      =======        =======      =======
Basic and Diluted Earnings Per Common Share
   Income (loss) before extraordinary items and
     accounting change                                               $ (0.65)      $ 0.64        $ (0.61)      $ 1.23
   Extraordinary items                                                     -            -          (0.10)        0.32
   Cumulative effect of accounting change                                  -            -          (0.03)           -
                                                                     -------      -------        -------      -------
   Net earnings (loss)                                               $ (0.65)      $ 0.64        $ (0.74)      $ 1.55
                                                                     =======      =======        =======      =======
Average Shares of Common Stock Outstanding                             483.1        421.0          482.9        417.3
                                                                     =======      =======        =======      =======
Cash Dividends Per Common Share                                       $ 0.25       $ 0.25         $ 0.50       $ 0.50
                                                                     =======      =======        =======      =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                                     June 30,             December 31,
                                                                                       2001                   2000
                                                                                 ------------------    ------------------
Assets
Current Assets
   Cash and temporary investments                                                    $    743              $  1,198
   Accounts and notes receivable, net                                                   3,185                 3,433
   Inventories                                                                          2,925                 3,182
   Assets of businesses held for sale                                                   1,618                 1,890
   Other current assets                                                                   995                   752
                                                                                     --------              --------
Total Current Assets                                                                    9,466                10,455
                                                                                     --------              --------
Plants, Properties and Equipment, net                                                  15,118                16,011
Forestlands                                                                             4,463                 5,966
Investments                                                                               276                   269
Goodwill                                                                                6,607                 6,310
Deferred Charges and Other Assets                                                       3,395                 3,098
                                                                                     --------              --------
Total Assets                                                                         $ 39,325              $ 42,109
                                                                                     ========              ========

Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                            $  1,271              $  2,115
   Accounts payable                                                                     1,830                 2,113
   Accrued payroll and benefits                                                           422                   511
   Liabilities of businesses held for sale                                                363                   541
   Other accrued liabilities                                                            1,928                 2,133
                                                                                     --------              --------
Total Current Liabilities                                                               5,814                 7,413
                                                                                     --------              --------
Long-Term Debt                                                                         12,787                12,648
Deferred Income Taxes                                                                   4,221                 4,699
Other Liabilities                                                                       2,128                 2,155
Minority Interest                                                                       1,341                 1,355
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures                    1,805                 1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.2 shares in 2001 and 2000                              484                   484
   Paid-in capital                                                                      6,443                 6,501
   Retained earnings                                                                    5,711                 6,308
   Accumulated other comprehensive income (loss)                                       (1,358)               (1,142)
                                                                                     --------              --------
                                                                                       11,280                12,151
   Less: Common stock held in treasury, at cost, 2001 - 1.2 shares,
     2000 - 2.7 shares                                                                     51                   117
                                                                                     --------              --------
Total Common Shareholders' Equity                                                      11,229                12,034
                                                                                     --------              --------
Total Liabilities and Common Shareholders' Equity                                    $ 39,325              $ 42,109
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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                          ----------------------------------------
                                                                                  2001                  2000
                                                                              ------------          -----------

Operating Activities
   Net earnings (loss)                                                           $ (357)                $ 648
   Cumulative effect of accounting change                                            16                     -
   Depreciation and amortization                                                    933                   865
   Deferred income tax (benefit) provision                                         (202)                  107
   Payments related to restructuring reserves, legal reserves and
     merger integration costs                                                      (212)                 (121)
   Merger integration costs                                                          42                    12
   Restructuring and other charges                                                  465                    71
   Impairment losses on businesses held for sale                                     85                     -
   Losses (gains) on sales of investments and businesses                             72                  (385)
   Other, net                                                                       (15)                   64
   Changes in current assets and liabilities
     Accounts and notes receivable                                                  (85)                 (282)
     Inventories                                                                     81                   (69)
     Accounts payable                                                              (147)                  (71)
     Accrued liabilities                                                           (257)                  120
     Other                                                                         (124)                    9
                                                                                -------               -------
Cash Provided by Operations                                                         295                   968
                                                                                -------               -------
Investment Activities
   Invested in capital projects                                                    (458)                 (488)
   Mergers and acquisitions, net of cash acquired                                  (150)               (5,355)
   Proceeds from divestitures                                                       881                 1,359
   Other                                                                             11                  (106)
                                                                                -------               -------
Cash Provided by (Used for) Investment Activities                                   284                (4,590)
                                                                                -------               -------
Financing Activities
   Issuance of common stock                                                          15                    39
   Issuance of debt                                                               1,047                 6,173
   Reduction of debt                                                             (1,731)               (1,487)
   Change in bank overdrafts                                                        (79)                 (199)
   Dividends paid                                                                  (240)                 (207)
   Other                                                                              4                    39
                                                                                -------               -------
Cash (Used for) Provided by Financing Activities                                   (984)                4,358
                                                                                -------               -------
Effect of Exchange Rate Changes on Cash                                             (50)                  (44)
                                                                                -------               -------
Change in Cash and Temporary Investments                                           (455)                  692
Cash and Temporary Investments
   Beginning of the period                                                        1,198                   453
                                                                                -------               -------
   End of the period                                                            $   743               $ 1,145
                                                                                =======               =======

The accompanying notes are an integral part of these financial statements.

              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                         Six Months Ended June 30, 2001


                                                                              Accumulated
                                                                                 Other
                                Common Stock Issued    Paid-in    Retained   Comprehensive
                                 Shares     Amount     Capital    Earnings   Income (Loss)
                                ---------- ---------- ----------- ---------- ----------------

Balance, December 31, 2000        484,160      $ 484     $ 6,501    $ 6,308        $ (1,142)
Issuance of stock for various
   plans                               25          -         (58)         -               -
Cash dividends - Common
   stock ($0.50 per share)              -          -           -       (240)              -
Comprehensive income (loss):
   Net loss                             -          -           -       (357)              -
   Change in cumulative
     foreign currency
     translation adjustment             -          -           -          -            (159)
   Unrealized gain (loss) on cash
     flow hedging derivatives           -          -           -          -             (57)

   Total comprehensive
     income (loss)                      -          -           -          -               -
                                  -------      -----     -------    -------        --------
Balance, June 30, 2001            484,185      $ 484     $ 6,443    $ 5,711        $ (1,358)
                                  =======      =====     =======    =======        ========


                                                         Total
                                                        Common
                                 Treasury Stock      Shareholders'
                                Shares     Amount       Equity
                                --------- ---------- -------------

Balance, December 31, 2000         2,690      $ 117      $ 12,034
Issuance of stock for various
   plans                          (1,485)       (66)            8
Cash dividends - Common
   stock ($0.50 per share)             -          -          (240)
Comprehensive income (loss):
   Net loss                            -          -          (357)
   Change in cumulative
     foreign currency
     translation adjustment            -          -          (159)
   Unrealized gain (loss) on cas
     flow hedging derivatives          -          -           (57)
                                                         ---------
   Total comprehensive
     income (loss)                     -          -          (573)
                                   -----       ----      --------
Balance, June 30, 2001             1,205       $ 51      $ 11,229
                                   =====       ====      ========



                             Six Months Ended June 30, 2000

                                                                           Accumulated                             Total
                                                                              Other                                Common
                             Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock      Shareholders'
                              Shares     Amount     Capital    Earnings   Income (Loss)    Shares     Amount       Equity
                             ---------- ---------- ----------- ---------- -------------------------- ---------- -------------
Balance, December 31, 1999     414,584      $ 415     $ 4,078    $ 6,613          $ (739)     1,216       $ 63      $ 10,304
Issuance of stock for
   merger                       68,706         69       2,360          -               -          -          -         2,429
Issuance of stock for various
   plans                           160          -          (1)         -               -       (884)       (42)           41
Repurchase of stock                  -          -           -          -               -      1,250         51           (51)
Cash dividends - Common
   stock ($0.50 per share)           -          -           -       (207)              -          -          -          (207)
Comprehensive income (loss):
   Net earnings                      -          -           -        648               -          -          -           648
   Change in cumulative
     foreign currency
     translation adjustment          -          -           -          -            (123)         -          -          (123)
                                                                                                                    ---------
   Total comprehensive
     income (loss)                   -          -           -          -               -          -          -           525
                               -------      -----     -------    -------          ------      -----       ----      --------
Balance, June 30, 2000         483,450      $ 484     $ 6,437    $ 7,054          $ (862)     1,582       $ 72      $ 13,041
                               =======      =====     =======    =======          ======      =====       ====      ========

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

On June 20, 2000, International Paper acquired Champion International Corporation (Champion) in a transaction accounted for as a purchase. Champion's results of operations are included in the consolidated statement of earnings beginning on the date of acquisition.

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


                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                               --------------------------  ---------------------------
In millions, except per share amounts                             2001          2000           2001          2000
-------------------------------------                          ------------  ------------  -------------  ------------
Net earnings (loss) before extraordinary items
   and cumulative effect of accounting change                       $ (313)       $  270         $ (295)       $  514
Effect of dilutive securities
   Preferred securities of subsidiary trust                              -             5              -             9
                                                               ------------  ------------  -------------  ------------
Net earnings (loss) before extraordinary items and
   cumulative effect of accounting change - assuming dilution       $ (313)       $  275         $ (295)       $  523
                                                               ============  ============  =============  ============
Average common shares outstanding                                    483.1         421.0          482.9         417.3
Effect of dilutive securities
   Preferred securities of subsidiary trust                              -           8.3              -           8.3
   Stock Options                                                         -           0.3              -           0.5
                                                               ------------  ------------  -------------  ------------
Average common shares outstanding - assuming dilution                483.1         429.6          482.9         426.1
                                                               ============  ============  =============  ============
Earnings (loss) per common share before extraordinary
    items and cumulative effect of accounting change               $ (0.65)       $ 0.64         $(0.61)       $ 1.23
                                                               ============  ============  =============  ============
Earnings (loss) per common share before extraordinary
   items and cumulative effect of accounting                       $ (0.65)       $ 0.64        $ (0.61)       $ 1.23
   change - assuming dilution                                  ============  ============  =============  ============

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers and Acquisitions:

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

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

Divestitures:

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to Metsa Serla for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the fourth quarter of 2000 when the decision was made to sell this business below book value.

In November 2000, International Paper sold its interest in Bush Boake Allen for $640 million, resulting in an extraordinary gain of $183 million after taxes and minority interest.

In January 2000, International Paper sold its equity interest in Scitex for $79 million, and Carter Holt Harvey sold its equity interest in Compania de Petroleos de Chile for just over $1.2 billion. These sales resulted in a combined extraordinary gain of $134 million after taxes and minority interest.

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through June 30, 2001, approximately $1.7 billion of proceeds, including debt assumed by the buyers, have been realized under the program.

NOTE 4 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

During the second quarter of 2001, special items amounting to a net pre-tax charge of $582 million ($377 million after taxes and minority interest) were recorded. These items included a $465 million charge before taxes and minority interest ($300 million after taxes and minority interest) for asset shutdowns of excess capacity and cost reduction actions, an $85 million pre-tax loss ($55 million after taxes) for impairment losses on businesses held for sale, and a $32 million pre-tax charge ($22 million after taxes) for additional Champion merger-related costs. The $465 million charge for asset shutdowns of excess internal capacity and cost reduction actions included $240 million of asset write-downs and $225 million of severance and other charges. The following table presents additional detail related to the $465 million charge:


                                                  Asset               Severance
                                                  Write-                 and
In millions                                       Downs                 Other                 Total
--------------                               -----------------     -----------------     -----------------
Printing Papers                        (a)        $   9                 $  23                  $ 32
Consumer Packaging                     (b)          151                    69                   220
Industrial Packaging                   (c)           62                    20                    82
Industrial Papers                      (d)            3                     5                     8
Forest Products                        (e)            1                    12                    13
Distribution                           (f)            4                    21                    25
Carter Holt Harvey                     (g)           10                     -                    10
Administrative Support Groups          (h)            -                    75                    75
                                                  -----                 -----                  ----
                                                  $ 240                 $ 225                  $465
                                                  =====                 =====                  ====


(a) The Printing Papers business indefinitely shut down the Hudson River mill No. 3 paper machine located in Corinth, New York due to excess internal capacity. The machine was written down by $9 million to its estimated fair value of zero. A severance charge of $10 million was recorded to cover the termination of 208 employees. Also, the Printing Papers business implemented a plan to streamline and realign administrative functions at several of its locations. Charges associated with this plan included $6 million of severance costs covering the termination of 82 employees, and other cash costs of $7 million.

(b) In June 2001, the Consumer Packaging business shut down the Moss Point, Mississippi mill and announced the shut down of its Clinton, Iowa facility due to excess internal capacity. Charges associated with the Moss Point shutdown included $138 million to write the assets down to their estimated salvage value, $21 million of severance costs covering the termination of 363 employees, and other exit costs of $20 million. Charges associated with the Clinton shutdown included $7 million to write the assets down to their estimated salvage value, $7 million of severance costs covering the termination of 327 employees, and other exit costs of $3 million. Additionally, the Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included $6 million of asset write-downs, $15 million of severance costs covering the termination of 402 employees, and other cash costs of $3 million.

(c) The Industrial Packaging business indefinitely shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees.

(d) Industrial Papers implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs of $3 million and severance costs of $5 million covering the termination of 123 employees.

(e) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs, $9 million of severance costs covering the termination of 100 employees, and other cash costs of $3 million.

(f) xpedx implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million.

(g) The Carter Holt Harvey charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shutdown this facility which had previously been idled temporarily.

(h) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees.

The $85 million charge for impairment losses on businesses held for sale reflects the reduction of the carrying value of these assets to their expected realizable value based on offers received. These businesses are currently being offered for sale as part of International Paper's divestment program.

The merger-related expenses of $32 million consisted primarily of systems integration, product line rationalization, employee retention, travel and other cash costs related to the Champion merger.

During the first quarter of 2001, special and extraordinary items amounting to a net pre-tax charge of $108 million ($68 million after taxes and minority interest) were recorded. These items included a $25 million charge before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative impact of adopting the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, an extraordinary charge of $73 million before taxes ($46 million after taxes) for impairment losses on businesses held for sale, and a special charge of $10 million before taxes ($6 million after taxes) for additional Champion merger-related costs.

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $4 million pre-tax charge ($3 million after taxes) for merger-integration costs.

During the first quarter of 2000, a pre-tax charge of $8 million ($5 million after taxes) was recorded for merger-related expenses, primarily consisting of systems integration, employee retention, travel and other cash costs related to the Union Camp merger.

During the last two quarters of 2000, additional charges totaling $749 million before taxes and minority interest ($464 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. The following table presents a roll forward of the cumulative severance and other costs included in these charges:


                                                                                       Severance
Dollars in millions                                                                    and Other
----------------------                                                             -------------------
Opening balance - second quarter 2000 (1,056 employees)                                  $  31
   Additions - fourth quarter 2000 (3,187 employees)                                       217
   Cash charges - 2000 (991 employees)                                                     (19)
                                                                                         -----
Balance, December 31, 2000 (3,252 employees)                                               229
   Cash charges - first quarter 2001 (1,744 employees)                                     (86)
   Cash charges - second quarter 2001 (655 employees)                                      (37)
                                                                                         -----
Balance, June 30, 2001 (853 employees)                                                   $ 106
                                                                                         =====


In addition, $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, costs or charges may be incurred in future periods related to the implementation of these plans.


NOTE 5 - INVENTORIES

Inventories by major category were:


                                                             June 30,           December 31,
In millions                                                    2001                 2000
--------------                                           -----------------    -----------------
Raw materials                                               $   360              $   431
Finished pulp, paper and packaging products                   1,752                1,912
Finished lumber and panel products                              225                  261
Operating supplies                                              472                  473
Other                                                           116                  105
                                                            -------              -------
   Total                                                    $ 2,925              $ 3,182
                                                            =======              =======




NOTE 6 - BUSINESSES HELD FOR SALE

During 2000, International Paper announced a divestment program to sell certain assets that are not strategic to its core businesses. The decision to sell these businesses and certain other assets resulted from International Paper's acquisition of Champion and the completion of its strategic analysis to focus on its core businesses of Paper, Packaging and Forest Products.

Businesses being marketed at June 30, 2001, including those with sales pending under sales agreements, were Arizona Chemical, Chemical Cellulose, Masonite, Decorative Products, Flexible Packaging, and other smaller businesses. Sales and operating earnings for each of the six-month periods ended June 30, 2001 and 2000 for these businesses were:


                                        For the Six Months Ended
                                                June 30,
                                    ---------------------------------
In millions                               2001              2000
--------------                      -----------------    ------------
Sales                                   $ 1,125           $ 1,276
Operating earnings                           17                80


The sales and operating earnings shown above for these businesses, plus the results of businesses sold during the first half of 2001, are shown in "Other Businesses" in Management's Discussion and Analysis. The assets of these businesses, totaling $1.6 billion at June 30, 2001 and $1.9 billion at December 31, 2000, are included in "assets of businesses held for sale" in current assets in the accompanying consolidated balance sheet. The liabilities of these businesses, totaling $363 million at June 30, 2001 and $541 million at December 31, 2000, are included in "liabilities of businesses held for sale" in current liabilities in the accompanying consolidated balance sheet.

During the second quarter of 2001, a decision was made to continue to operate the Fine Papers business that was previously held for sale. Accordingly, industry segment information for prior periods has been restated to include this business in the printing papers segment.

An agreement to sell Masonite to Premdor Inc. of Toronto, Canada was entered into in September 2000 and subsequently amended in July 2001. In August 2001, the Flexible Packaging business was sold to Exo-Tech Packaging LLC, a company sponsored by the Sterling Group L.P.


NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $162 million and $581 million at June 30, 2001 and December 31, 2000, respectively.


NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the six-month periods ended June 30, 2001 and 2000 were $549 million and $309 million, respectively. Capitalized net interest costs were $7 million for the six months ended June 30, 2001 and $13 million for the six months ended June 30, 2000. Total interest expense was $547 million for the six months ended June 30, 2001 and $326 million for the six months ended June 30, 2000. The increase reflects debt incurred in the acquisition of Champion. Income tax payments of $322 million were made during the first half of 2001 and $161 million during the first half of 2000. Distributions paid under all of International Paper's preferred securities of subsidiaries were $74 million and $76 million for the six months ended June 30, 2001 and 2000, respectively and are included in minority interest expense.

Accumulated depreciation was $16.6 billion at June 30, 2001 and $16.1 billion at December 31, 2000. The allowance for doubtful accounts was $124 million at June 30, 2001 and $128 million at December 31, 2000.

NOTE 9 - CONVERTIBLE DEBENTURES

In June 2001, International Paper completed a private placement offering of $2.1 billion principal amount at maturity zero-coupon convertible senior debentures due June 20, 2021, which yielded net proceeds of approximately $1.0 billion. The debt accretes to face value at maturity at a rate of 3.75% per annum, subject to upward adjustment if International Paper's stock price falls below a certain level for a specified period. Also, the securities are convertible into shares of International Paper common stock at the option of debenture holders upon an upward change in International Paper's stock price in relation to the accreted value of the debentures, or if the bond rating agencies downgrade International Paper's debt below investment grade, or upon the debentures being called for redemption by International Paper, or upon the occurrence of certain other corporate events as defined in the debt agreement. International Paper may be required to repurchase the securities on June 20th in each of the years 2004, 2006, 2011, and 2016 at a repurchase price equal to the accreted principal amount to the repurchase date. International Paper also has the option to redeem the securities on or after June 20, 2006 under certain circumstances. The net proceeds of this issuance were used to retire higher interest rate commercial paper borrowings.


NOTE 10 - RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill, eliminating the periodic charge to earnings for goodwill amortization for fiscal years beginning after December 15, 2001. Instead, the statement will require an annual assessment of goodwill for impairment, or more frequent assessments if circumstances indicate a possible impairment. Additionally, SFAS No.142 prescribes the accounting for identifiable intangible assets acquired in a business combination. Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of the current fiscal year, with periodic amortization ceasing effective January 1, 2002.

Goodwill amortization charges for the six-month period ended June 30, 2001 were $91 million with a similar charge expected for the last half of 2001. This amortization charge will be discontinued on January 1, 2002. International Paper is currently evaluating other possible impacts of adopting the provisions of SFAS No. 142, including potential impairment of existing goodwill balances, but has not yet quantified the impact on its consolidated financial position.

In July 2001, the Financial Accounting Standards Board announced that it will issue SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life and is effective for fiscal years beginning after June 15, 2002. International Paper has not yet evaluated the impact of adopting SFAS No. 143 on its consolidated financial position.

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. These statements require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured by its fair value. These statements also establish new accounting rules for hedge transactions, which depend on the nature of the hedge relationship.

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

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. For hedges which meet the SFAS No. 133 criteria, International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value in other current or noncurrent assets or liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of earnings as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value, if any, would be recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges.

The counterparties to International Paper's contracts consist of a number of major international financial institutions. International Paper monitors its positions with, and the credit quality of, these financial institutions and does not expect nonperformance by the counterparties.

Interest Rate Risk
Cross-currency and interest rate swaps may be used to manage the composition of portions of International Paper's fixed and floating rate debt portfolio. Carter Holt Harvey uses these instruments to hedge the interest rate exposure of its U.S. dollar fixed rate debt and has designated the instruments as fair value hedges with net gains and losses reported currently in interest expense.

In the U.S., International Paper has entered into interest rate swap agreements with a total notional amount of approximately $1 billion with maturities ranging from 1 to 23 years. These swaps do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a charge to net earnings. For the quarter ended June 30, 2001, the change in fair value of the swaps was immaterial. Future changes in fair value of these swaps are not expected to have a material impact on earnings, although some volatility in a quarter is possible due to unforeseen market conditions.

At June 30, 2001, International Paper had $2.9 billion of floating rate debt with interest rates that fluctuate based on market conditions and credit returns.

Commodity Risk
To manage risks associated with future variability in cash flows attributable to certain commodity purchases, International Paper currently uses swap contracts with maturities of 12 months or less. Such cash flow hedges are accounted for by deferring the quarterly change in fair value of the outstanding contracts in accumulated OCI. On the date a contract matures, the deferred gain or loss is reclassified into cost of goods sold concurrently with the recognition of the commodity purchased. During the quarter ended June 30, 2001, International Paper entered into a number of contracts to hedge a portion of its U.S. forecasted purchases of natural gas through March 31, 2002, effectively fixing the price of these purchases at a weighted average price of $5.30 per MMBTU.

Contracts for a notional amount of 33.8 MMBTU's were outstanding at June 30, 2001. Approximately $48 million after taxes, representing the quarterly change in the fair market value of these contracts, was charged to accumulated OCI, and $5 million after taxes, reflecting the realized loss on maturing contracts during the period, was charged to expense.

Foreign Currency Risk
International Paper's policy has been to hedge certain investments in foreign operations with borrowings denominated in the same currency as the operation's functional currency or by entering into foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the net assets hedged, are recorded as translation adjustments in accumulated OCI. Upon liquidation or sale of the net assets hedged, the accumulated gains or losses from the revaluation of the hedging instruments would be included in earnings.

Currency swaps are used to mitigate the risk associated with changes in foreign exchange rates, which will affect the fair value of debt denominated in a foreign currency. Some of these hedges have been designated as fair value hedges and others have not.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of five years or less as of June 30, 2001. For the three months ended June 30, 2001, a net charge of $9 million after taxes, was recorded in accumulated OCI, net of reclassifications to earnings of $1 million after taxes, related to net losses on these contracts. An estimated $5 million after taxes is expected to be reclassified to earnings by the end of 2001. Additionally, the change in the time value associated with currency options recognized immediately in earnings for the quarter was immaterial. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments are recognized currently in earnings to offset the remeasurement of the related assets and liabilities.


NOTE 11 - SUBSEQUENT EVENTS

In July 2001, International Paper completed the sale of its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited.

In August 2001, International Paper completed the sale of its Flexible Packaging business to Exo-Tech Packaging, LLC, a company sponsored by the Sterling Group, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper's consolidated results of operations include Champion International Corporation (Champion) from the date of acquisition, June 20, 2000.

Second quarter 2001 earnings were $64 million, or $.13 per share, before special items. Earnings for the same period a year earlier were $315 million, or $.75 per share, before special items. First quarter 2001 earnings were $24 million, or $.05 per share, before special and extraordinary items and the cumulative effect of an accounting change. The earnings increase in the second quarter of 2001 compared with the first quarter was due mainly to declining costs, including lower energy costs, and improved operating efficiencies. However, weak pulp, paper, and packaging markets and a soft U.S. economy continue to negatively impact results. Export revenues continue to come under pressure due to the strengthening U.S. dollar. We took approximately 430,000 tons of market-related downtime throughout our mill system as we continue to balance production with demand. During the second quarter of 2001, we announced the elimination of approximately 4,000 positions related to capacity shutdowns, internal reorganizations, and streamlining of salaried staff functions. These announcements included plans to shut down production of 610,000 tons of U.S. containerboard capacity and 60,000 tons of U.S. coated freesheet capacity.

In the second quarter of 2001, International Paper reported a net loss of $313 million, or $.65 per share, after special items. This compared with net earnings of $270 million, or $.64 per share, in the second quarter of 2000 after special items. International Paper reported a net loss of $44 million, or $.09 per share, in the first quarter of 2001, after special and extraordinary items and the cumulative effect of an accounting change.

Special items in the second quarter of 2001 included charges of $300 million after taxes and minority interest, or $.62 per share, for facility closures, administrative realignment and related severance and $55 million after taxes, or $.11 per share, for impairment losses on businesses held for sale.
Also, a special charge of $22 million after taxes, or $.05 per share, represented additional Champion merger integration costs. Special charges in the second quarter of 2000 included charges of $42 million after taxes and minority interest, or $.10 per share, for asset shutdowns of excess internal capacity and cost reduction actions, and $3 million after taxes, or $.01 per share, for merger-integration costs.

International Paper posted net sales in the second quarter of 2001 of $6.7 billion, compared with $6.8 billion in the second quarter of 2000 and $6.9 billion in the first quarter of 2001. The decline was due mainly to lower volumes and price erosion in our pulp and paper and packaging businesses.

The following segment discussions for the second quarter of 2001 are based on results before special items.

Printing Papers net sales of $1.9 billion for the second quarter of 2001 were down slightly from the $2.1 billion recorded in the first quarter of 2001. Net sales for the second quarter of 2000 were $1.4 billion. The segment reported operating profit of $119 million for the second quarter of 2001 compared with $154 million for the first quarter of 2001 and $204 million for the second quarter of 2000. The lower operating profits and sales continue to reflect the slow general economy. The 2001 first quarter slowdown in advertising spending accelerated in the second quarter impacting demand from publishers and commercial printers. Paper pricing declined slightly during the second quarter of 2001. European and North American pulp markets continued to weaken in the second quarter with very low demand and sharply lower pulp prices. During the quarter, International Paper took market-related downtime of 45,000 tons for bristols and pulp and 70,000 tons for coated and supercalendered papers which reduced inventory levels and helped balance supply to demand. In July 2001, we indefinitely shut down a coated freesheet machine, further reducing capacity by 60,000 tons. We intend to continue to take market-related downtime as necessary in the third quarter of 2001 to keep internal supply aligned with customer demand. The segment is aggressively pursuing improvement initiatives and expects significant cost savings as a result of reorganization efforts in the business.

Printing Papers



                                              2001                                               2000
                        ------------------------------------------------   ------------------------------------------------
In millions               1st Quarter     2nd Quarter       Six Months       1st Quarter     2nd Quarter     Six Months
                        ------------------------------------------------   ------------------------------------------------
Sales                        $ 2,085         $ 1,945         $ 4,030            $ 1,470         $ 1,440         $ 2,910
Operating Profit                 154             119             273                172             204             376


Industrial and Consumer Packaging net sales of $1.7 billion for the second quarter of 2001 were flat compared with net sales in the first quarter of 2001. Net sales for the second quarter of 2000 were $1.9 billion. The segment reported operating profit of $143 million for the 2001 second quarter compared with $116 million in the first quarter of 2001 and $236 million for the second quarter of 2000. While energy costs continued to moderate during the second quarter, the strong U.S. dollar and soft domestic market conditions caused operating results to decline versus the same period a year ago. Industrial Packaging continued to take extensive market-related downtime, which totaled 265,000 tons in the second quarter of 2001. In July 2001, we announced the indefinite shutdown of 610,000 tons of capacity to match production with customer orders. Internal initiatives centered on cost and efficiency improvements and external customer-focused programs favorably impacted both Consumer Packaging and Industrial Packaging earnings during the quarter, partly offsetting the impact of soft market conditions. The strong U.S. dollar continued to adversely affect both bleached board sales and containerboard exports.

Industrial and Consumer Packaging

                                             2001                                              2000
                          ---------------------------------------------    -----------------------------------------------
In millions               1st Quarter     2nd Quarter     Six Months       1st Quarter       2nd Quarter     Six Months
                          ---------------------------------------------    -----------------------------------------------
Sales                        $ 1,710         $ 1,695        $ 3,405            $ 1,665         $ 1,865        $ 3,530
Operating Profit                 116             143            259                192             236            428


Distribution net sales of $1.7 billion for the 2001 second quarter were slightly lower than the $1.8 billion of net sales for the 2001 first quarter and even with net sales in the second quarter of 2000. Operating profit of $12 million for the second quarter of 2001 was slightly down from $14 million in the first quarter of 2001. Operating profit for the second quarter of 2000 was $35 million. The year-over-year sales increase attributable to the addition of Champion's Nationwide facilities was essentially offset by lower overall market demand across the United States. The segment continues to make progress on its internal profit improvement program but was affected by weak printing markets as well as slowing sales in packaging and industrial supplies in the second quarter of 2001.

Distribution

                                            2001                                               2000
                        -----------------------------------------------    -----------------------------------------------
In millions               1st Quarter    2nd Quarter     Six Months         1st Quarter     2nd Quarter     Six Months
                        -----------------------------------------------    -----------------------------------------------
Sales                       $ 1,800        $ 1,710         $ 3,510            $ 1,750         $ 1,700         $ 3,450
Operating Profit                 14             12              26                 30              35              65


Forest Products 2001 second quarter net sales of $720 million were up from the $685 million reported in the first quarter of 2001 and the $460 million reported in the second quarter of 2000. Current quarter operating profit of $182 million was up from the $136 million reported in the first quarter of 2001 and the $151 million reported in the second quarter of 2000. Earnings for Forest Products increased in the second quarter compared with the first quarter of 2001 as sales of lumber and panels benefited from strong housing starts. Prices for oriented strand board, plywood, and lumber improved during the quarter. Stumpage prices for the second quarter of 2001, for both pulpwood and sawtimber, continued their decline from 2000 levels. International Paper monetizes its forest assets in various ways including sales of short and long-term harvest rights on a pay-as-cut or lump-sum bulk sales basis, and sales of timberland. Accordingly, earnings from quarter to quarter may vary depending upon prices and volumes of such sales. Overall, timber sales volumes and prices dropped in the second quarter resulting in lower earnings compared with the first quarter. Earnings for the Wood Products businesses improved in the second quarter compared with the first quarter. In July 2001, Forest Resources announced an internal reorganization designed to increase flexibility and reduce its administrative costs. This reorganization will result in lower operating costs in future quarters.

Forest Products

                                            2001                                               2000
                        -----------------------------------------------    -----------------------------------------------
In millions               1st Quarter    2nd Quarter     Six Months          1st Quarter    2nd Quarter     Six Months
                        -----------------------------------------------    -----------------------------------------------
Sales                         $ 685          $ 720         $ 1,405             $ 500          $ 460           $ 960
Operating Profit                136            182             318               132            151             283


Carter Holt Harvey reported 2001 second quarter net sales of $400 million compared with $395 million in the first quarter of 2001 and $460 million in the second quarter of 2000. Operating profit in the 2001 second quarter of $5 million was up from the $1 million recorded in the first quarter of 2001, but down from the $23 million recorded in the second quarter of 2000. The decline in U.S. dollar sales compared with 2000 reflects the translation effect of a 16% stronger U.S. dollar in 2001. Although second quarter 2001 results improved over the first quarter, pricing in Asian export log markets was at cyclical lows, while weak regional construction markets in Australia and New Zealand in combination with weak housing starts continued to adversely impact Carter Holt Harvey's earnings. Earnings for Carter Holt Harvey's Wood Products business in the second quarter showed improvement over first quarter of 2001 due to stronger volumes. The operating results of the Tissue business continue to be adversely affected by a weak Australian dollar.

Carter Holt Harvey

                                            2001                                               2000
                        -----------------------------------------------    -----------------------------------------------
In millions              1st Quarter     2nd Quarter     Six Months         1st Quarter     2nd Quarter     Six Months
                        -----------------------------------------------    -----------------------------------------------
Sales                      $ 395           $ 400           $ 795              $ 410           $ 460           $ 870
Operating Profit               1               5               6                 17              23              40


International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ends at March 31 versus our calendar year-end, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included in segment results, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

Other Businesses include the operating results for those businesses identified in International Paper's divestiture program. Businesses either under agreement for sale or being marketed at the end of the second quarter of 2001 include Arizona Chemical, Masonite, the Chemical Cellulose pulp business, Decorative Products, Flexible Packaging, and certain other small businesses. In addition, operating results for Bush Boake Allen, Zanders and International Paper's Petroleum and Minerals business are included in this segment for periods prior to their sale. Net sales for other businesses for the second quarter of 2001 were $565 million compared with $595 million in the 2001 first quarter and $955 million in the 2000 second quarter. Operating profit was $21 million compared with $5 million for the first quarter of 2001 and $65 million in the second quarter of 2000. The declines in 2001 second quarter net sales and earnings from the second quarter of 2000 reflect a weaker U.S. economy as well as the sale of certain businesses in late 2000 and the first quarter of 2001.

Other Businesses

                                            2001                                               2000
                        -----------------------------------------------    -----------------------------------------------
In millions              1st Quarter     2nd Quarter     Six Months         1st Quarter     2nd Quarter     Six Months
                        -----------------------------------------------    -----------------------------------------------
Sales                       $ 595           $ 565         $ 1,160              $ 945           $ 955         $ 1,900
Operating Profit                5              21              26                 60              65             125

Liquidity and Capital Resources

Cash provided by operations totaled $295 million for the first half of 2001 compared with $968 million for the comparable 2000 six-month period, due principally to the decline in net earnings. Working capital requirements reduced operating cash flow by $532 million and $293 million for the 2001 and 2000 six-month periods, respectively, due to an increase in seasonal estimated tax payments.

Investments in capital projects totaled $458 million and $488 million for the 2001 and 2000 six-month periods, respectively.

Financing activities for the 2001 six-month period included a $684 million net reduction in debt compared to a $4.7 billion net increase in debt in the comparable 2000 six-month period when borrowings were made in connection with the acquisition of Champion. During the second quarter, certain cash balances in Europe and South American were repatriated to the U.S. to reduce debt balances. Additionally, zero-coupon convertible senior debentures were issued yielding net proceeds of approximately $1.0 billion which was used to retire commercial paper borrowings. Common stock dividend payments totaled $240 million, or $.50 per share, for the 2001 first half compared to $207 million, or $.50 per share, for the 2000 first half.

At June 30, 2001, cash and temporary investments totaled $743 million compared with $1.2 billion at December 31, 2000.

Mergers, Acquisitions and Divestitures

Mergers and Acquisitions:

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

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

Divestitures:

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to Metsa Serla for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the fourth quarter of 2000 when the decision was made to sell this business below book value.

In November 2000, International Paper sold its interest in Bush Boake Allen for $640 million, resulting in an extraordinary gain of $183 million after taxes and minority interest.

In January 2000, International Paper sold its equity interest in Scitex for $79 million, and Carter Holt Harvey sold its equity interest in Compania de Petroleos de Chile for just over $1.2 billion. These sales resulted in a combined extraordinary gain of $134 million after taxes and minority interest.

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through June 30, 2001, approximately $1.7 billion of proceeds, including debt assumed by the buyers, have been realized under the program.

Restructuring, Special and Extraordinary Items

During the second quarter of 2001, special items amounting to a net pre-tax charge of $582 million ($377 million after taxes and minority interest) were recorded. These items included a $465 million charge before taxes and minority interest ($300 million after taxes and minority interest) for asset shutdowns of excess capacity and cost reduction actions, an $85 million pre-tax loss ($55 million after taxes) for impairment losses on businesses held for sale, and a $32 million pre-tax charge ($22 million after taxes) for additional Champion merger-related costs. The $465 million charge for asset shutdowns of excess internal capacity and cost reduction actions included $240 million of asset write-downs and $225 million of severance and other charges. The following table presents additional detail related to the $465 million charge:


                                                   Asset               Severance
                                                   Write-                 and
In millions                                        Downs                 Other                 Total
--------------                                    -------             -----------             -------

Printing Papers                        (a)          $ 9                  $ 23                  $ 32
Consumer Packaging                     (b)          151                    69                   220
Industrial Packaging                   (c)           62                    20                    82
Industrial Papers                      (d)            3                     5                     8
Forest Products                        (e)            1                    12                    13
Distribution                           (f)            4                    21                    25
Carter Holt Harvey                     (g)           10                     -                    10
Administrative Support Groups          (h)            -                    75                    75
                                                  ------                ------                ------
                                                  $ 240                 $ 225                 $ 465
                                                  ======                ======                ======



(a) The Printing Papers business indefinitely shut down the Hudson River mill No. 3 paper machine located in Corinth, New York due to excess internal capacity. The machine was written down by $9 million to its estimated fair value of zero. A severance charge of $10 million was recorded to cover the termination of 208 employees. Also, the Printing Papers business implemented a plan to streamline and realign administrative functions at several of its locations. Charges associated with this plan included $6 million of severance costs covering the termination of 82 employees, and other cash costs of $7 million.

(b) In June 2001, the Consumer Packaging business shut down the Moss Point, Mississippi mill and announced the shut down of its Clinton, Iowa facility due to excess internal capacity. Charges associated with the Moss Point shutdown included $138 million to write the assets down to their estimated salvage value, $21 million of severance costs covering the termination of 363 employees, and other exit costs of $20 million. Charges associated with the Clinton shutdown included $7 million to write the assets down to their estimated salvage value, $7 million of severance costs covering the termination of 327 employees, and other exit costs of $3 million. Additionally, the Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included $6 million of asset write-downs, $15 million of severance costs covering the termination of 402 employees, and other cash costs of $3 million.

(c) The Industrial Packaging business indefinitely shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees.

(d) Industrial Papers implemented a plan to reduce excess capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs of $3 million and severance costs of $5 million covering the termination of 123 employees.

(e) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs, $9 million of severance costs covering the termination of 100 employees, and other cash costs of $3 million.

(f) xpedx implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million.

(g) The Carter Holt Harvey charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shutdown this facility which had previously been idled temporarily.

(h) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees.

The $85 million charge for impairment losses on businesses held for sale reflects the reduction of the carrying value of these assets to their expected realizable value based on offers received. These businesses are currently being offered for sale as part of International Paper's divestment program.

The merger-related expenses of $32 million consisted primarily of systems integration, product line rationalization, employee retention, travel and other cash costs related to the Champion merger.

During the first quarter of 2001, special and extraordinary items amounting to a net pre-tax charge of $108 million ($68 million after taxes and minority interest) were recorded. These items included a $25 million charge before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative impact of adopting the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, an extraordinary charge of $73 million before taxes ($46 million after taxes) for impairment losses on businesses held for sale, and a special charge of $10 million before taxes ($6 million after taxes) for additional Champion merger-related costs.

During the second quarter of 2000, International Paper recorded special items amounting to a net charge before taxes and minority interest of $75 million ($45 million after taxes and minority interest). The special items included a $71 million pre-tax charge ($42 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $4 million pre-tax charge ($3 million after taxes) for merger-integration costs.

During the first quarter of 2000, a pre-tax charge of $8 million ($5 million after taxes) was recorded for merger-related expenses, primarily consisting of systems integration, employee retention, travel and other cash costs related to the Union Camp merger.

During the last two quarters of 2000, additional charges totaling $749 million before taxes and minority interest ($464 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. The following table presents a roll forward of the cumulative severance and other costs included in these charges:


                                                                                       Severance
Dollars in millions                                                                    and Other
----------------------                                                             -----------------
Opening balance - second quarter 2000 (1,056 employees)                                 $  31
   Additions - fourth quarter 2000 (3,187 employees)                                      217
   Cash charges - 2000 (991 employees)                                                    (19)
                                                                                       ------
Balance, December 31, 2000 (3,252 employees)                                              229
   Cash charges - first quarter 2001 (1,744 employees)                                    (86)
   Cash charges - second quarter 2001 (655 employees)                                     (37)
                                                                                       ------
Balance, June 30, 2001 (853 employees)                                                  $ 106
                                                                                       ======


In addition, $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, costs or charges may be incurred in future periods related to the implementation of these plans.

Other

The effective income tax rate for both the 2001 and 2000 second quarters was 31%. The effective income tax rate after special items, but before extraordinary items and the cumulative effect of an accounting change, was 37% and 30% for the 2001 and 2000 six-month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the six-month periods ended June 30, 2001 and 2000.


                                                         2001                                        2000
                                   -------------------------------------------  -------------------------------------------
                                      Earnings                                     Earnings
                                   (Loss) Before                                (Loss) Before
                                    Income Taxes     Income Tax                  Income Taxes     Income Tax
                                    and Minority     Provision     Effective     and Minority     Provision     Effective
In millions                           Interest       (Benefit)      Tax Rate       Interest       (Benefit)      Tax Rate
--------------                     ---------------  -------------  -----------  ---------------  -------------  -----------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change                 $ 247         $   76          31%           $ 998          $ 309           31%
Merger integration costs                  (42)           (14)         33%             (12)            (4)          33%
Restructuring and other charges          (550)          (191)         35%             (71)           (27)          38%
                                       ------         ------                        -----          -----
After special items                    $ (345)        $ (129)         37%           $ 915          $ 278           30%
                                       ======         ======                        =====          =====


During the quarter ended June 30, 2001, International Paper entered into a number of contracts to hedge a portion of its U.S. forecasted purchases of natural gas through March 31, 2002, effectively fixing the price of these purchases at a weighted average price of $5.30 per MMBTU. Contracts for a notional amount of 33.8 MMBTU's were outstanding at June 30, 2001.

Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization, internal reorganizations, and realignment initiatives will have the results anticipated, whether expected merger savings will be realized, whether our divestiture program will achieve anticipated proceeds, the relative strength of the U.S. dollar compared with other foreign currencies, especially the Euro, and changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, and the cost of compliance with environmental laws and regulations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment (1)


                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                     -------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     -------------     -------------      ------------      ------------
Printing Papers                                        $ 1,945           $ 1,440          $  4,030          $  2,910
Industrial and Consumer Packaging                        1,695             1,865             3,405             3,530
Distribution                                             1,710             1,700             3,510             3,450
Forest Products                                            720               460             1,405               960
Carter Holt Harvey                                         400               460               795               870
Other Businesses (2)                                       565               955             1,160             1,900
Corporate and Intersegment Sales                          (349)             (100)(3)          (725)             (469)(3)
                                                       -------           -------          --------          --------
Net Sales                                              $ 6,686           $ 6,780          $ 13,580          $ 13,151
                                                       =======           =======          ========          ========

Operating Profit by Industry Segment (1)


                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                    -------------------------------     -------------------------------
                                                        2001              2000              2001              2000
                                                    -------------     -------------     -------------     -------------
Printing Papers                                            $ 119             $ 204             $ 273            $  376
Industrial and Consumer Packaging                            143               236               259               428
Distribution                                                  12                35                26                65
Forest Products                                              182               151               318               283
Carter Holt Harvey (4)                                         5                23                 6                40
Other Businesses (2)                                          21                65                26               125
Corporate                                                      -                26 (3)             -                26 (3)
                                                          ------             -----            ------            ------
Operating Profit                                             482               740               908             1,343
Interest expense, net                                       (235)             (156)             (483)             (287)
Minority interest adjustment (4)                              10                38                13                62
Corporate items, net                                        (107)              (67)             (191)             (120)
Merger integration costs                                     (32)               (4)              (42)              (12)
Restructuring and other charges                             (465)              (71)             (465)              (71)
Impairment losses on businesses
   held for sale                                             (85)                -               (85)                -
                                                          ------             -----            ------            ------
Earnings (loss) before income taxes,
   minority interest, extraordinary items and
   cumulative effect of accounting change                 $ (432)            $ 480            $ (345)           $  915
                                                          ======             =====            ======            ======


(1) Certain reclassifications and adjustments have been made to current year and prior year amounts.
(2) Includes businesses identified in International Paper's divestiture program.
(3) Includes results of operations from Champion, which was acquired on June 20, 2000, for the ten days ended June 30, 2000.
(4) Includes equity earnings (in millions) of $1 and $5 for the three months ended June 30, 2001 and 2000, respectively, and $2 and $9 for the six months ended June 30, 2001 and 2000, respectively (half in the Carter Holt Harvey segment and half in the minority interest adjustment).

Production by Product


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                           -------------------------------  --------------------------
                                                               2001             2000           2001          2000
                                                           --------------  ---------------  ------------  ------------

Printing Papers (In thousands of tons)
   White Papers and Bristols (1)                                1,578            1,355         3,219         2,735
   Coated Papers                                                  658              317         1,356           642
   Market Pulp (2)                                                655              516         1,331         1,037
   Newsprint                                                       27               28            55            55

Packaging (In thousands of tons)
   Containerboard                                               1,061            1,190         2,108         2,394
   Bleached Packaging Board                                       556              542         1,048         1,074
   Industrial Papers                                              193              230           415           471
   Industrial and Consumer Packaging (1) (3)                      936            1,375         1,888         2,726

Specialty Products (In thousands of tons)
   Tissue                                                          40               42            81            83

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis) (4)                              771              510         1,420         1,003
   Lumber (board feet)                                          1,001              713         1,949         1,428
   MDF (sq. ft. 3/4" - basis)                                      90               84           184           143
   Particleboard (sq. ft. 3/4" - basis)                           111               95           212           143


(1) Certain reclassifications and adjustments have been made to current and prior-year amounts.
(2)  Excludes market pulp purchases.
(3) A significant portion of this tonnage was fabricated from paperboard and paper produced at International Paper's own mills and included in the containerboard, bleached packaging board and industrial papers amounts in this table.
(4)  Panels include plywood and oriented strand board.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown in Footnotes 9 and 10 of this Form 10-Q, and on pages 27 - 29 of International Paper's Annual Report to Shareholders for the year ended December 31, 2000 as previously filed on Form 10-K, which information is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Securities Exchange Act are updated as follows:

Masonite Litigation

Three nationwide class action lawsuits filed against the Company have been settled in recent years.

The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding (Naef Lawsuit). The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. The Court granted final approval of the settlement on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs.

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

The Court granted final approval of the settlements of the Omniwood and Woodruf lawsuits on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

International Paper believes that the large majority of the settlement relating to the Naef Lawsuit is covered by insurance and that it will prevail in the insurance coverage litigation that it was forced to file against certain of its insurers because of their refusal to cover that settlement. Nevertheless, due to the inherent uncertainties involved in litigation, International Paper has estimated total insurance recoveries of approximately $70 million, for purposes of establishing the reserve for Masonite claims.

Reserves for these matters total $61 million at June 30, 2001, net of expected future insurance recoveries. This amount includes $25 million added to the reserve for hardboard siding claims in the fourth quarter of 1999 (some of which has now been paid to claimants) and an additional $125 million added to the reserve in the fourth quarter of 2000, resulting primarily from a higher number of hardboard siding claims than anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, we believe that these settlements will not have a material adverse effect on our consolidated financial position or results of operations.

Through June 30, 2001, net settlement payments of $324 million, including approximately $51 million of non-refundable advances of attorneys' fees discussed above, have been made. Payments of $5 million, including the $3.4 million of non-refundable advances referred to above, have been made to the attorneys for the plaintiffs in the Omniwood and Woodruf Lawsuits through June 30, 2001. Also, we have received $27 million from our insurance carriers through June 30, 2001. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters will be retained after the planned sale of Masonite is completed.

Other Litigation

Purchasers of high-pressure laminates have filed a number of purported class actions under the federal antitrust laws in various federal district courts in different states, alleging that International Paper's Nevamar division participated in a price-fixing conspiracy with competitors. These cases have been consolidated in federal district court in New York. Indirect and direct purchasers of high-pressure laminates have also filed similar purported class action cases under various state antitrust and consumer protection statutes in California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Dakota, South Dakota, Tennessee and the District of Columbia. We filed a motion to dismiss one of the cases in federal court, which was denied by the court without prejudice. The federal plaintiffs filed a consolidated amended complaint on February 22, 2001. On February 26, 2001, International Paper filed a motion to dismiss the case pending in New York State court and has filed answers in California, New Mexico, South Dakota and one of two complaints filed in Michigan. On May 2, 2001, our motion to dismiss in the case pending in New York State court was granted.

Environmental

On December 30, 1999, Champion entered into a Consent Order with the Florida Department of Environmental Protection relating to alleged violations of the wastewater discharge permit at the Pensacola, Florida mill. The Consent Order required Champion to take additional steps to control the discharge of suspended solids, nutrients and oxygen-consuming material in the mill's wastewater and to pay a civil penalty of $137,730. The Consent Order became effective in April 2001, when an administrative challenge of the Consent Order was resolved.

In April 1999, the Franklin, Virginia mill received a Notice of Violation (NOV) from the EPA, Region 3 in Philadelphia, and an NOV from the Commonwealth of Virginia alleging that the mill violated the Prevention of Significant Deterioration (PSD) regulations. The Franklin mill was owned by Union Camp at the time of the alleged violations and was one of seven paper mills in Region 3 owned by different companies that received similar NOVs. On May 11, 2001, the Commonwealth of Virginia informed International Paper that it does not intend to pursue the allegations identified in the NOV, and we do not anticipate further enforcement action from the EPA.

International Paper is involved in other contractual disputes, administrative and legal proceedings and investigations of various types. While any litigation, proceeding or investigation has an element of uncertainty, we believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(c) In June 2001, International Paper completed a private placement offering of $2.1 billion principal amount at maturity zero-coupon convertible senior debentures due June 20, 2021, for aggregate net proceeds of approximately $1.0 billion. Each $1,000 principal amount at maturity debenture was issued at a price of $475.66 and accretes at a rate of 3.75% per annum, subject to upward adjustment under certain circumstances. The securities are convertible into shares of International Paper common stock if certain conditions are met. The debenture holders option to convert can be triggered by an upward change in International Paper's stock price in relation to the accreted value of the debentures, or if the bond rating agencies downgrade International Paper's debt below investment grade, or upon the debentures being called for redemption by International Paper, or upon the occurrence of certain other corporate events as defined in the debt agreement. International Paper may be required to repurchase the securities on June 20th in each of the years 2004, 2006, 2011, and 2016 at a repurchase price equal to the accreted principal amount plus any accrued and unpaid cash interest to the repurchase date. International Paper also has the option to redeem the securities on or after June 20, 2006 under certain circumstances. The net proceeds of this issuance were used to retire higher interest rate commercial paper borrowings. The transaction was completed without registration in reliance upon Section 4(2) of the Securities Act. The securities were initially sold to Credit Suisse First Boston and Goldman Sachs & Co. for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders of the Company was held on May 8, 2001.

(b) Shareholders elected four directors to Class I for three-year terms expiring at the annual meeting in 2004. The vote tabulation for individual directors were:


                                                 For                   Withheld
                                                 ---                   --------

         John T. Dillon                     414,443,891                4,876,569
         James A. Henderson                 414,791,640                4,528,820
         Robert A. Kennedy                  414,745,389                4,575,071
         W. Craig McClelland                414,509,347                4,811,113


     Other directors whose terms of office continued after the meeting were Samir G. Gibara, Robert J. Eaton, John R. Kennedy, Donald F. McHenry, Patrick F. Noonan, Jane C. Pfeiffer, Jeremiah J. Sheehan, Charles R. Shoemate and C. Wesley Smith.

(c) The shareholders approved the appointment of Arthur Andersen LLP as International Paper's independent auditor for 2001. There were 407,221,998 votes cast in favor of the ratification, 9,167,883 votes cast against the ratification, and 2,931,579 votes in abstention.

(d)  N/A

ITEM 5.  OTHER INFORMATION

On June 12, 2001, Standard & Poor's lowered International Paper's long-term credit and senior long-term debt ratings from BBB+ negative to BBB stable and affirmed our short-term and corporate credit and commercial paper ratings of A-2.

On August 3, 2001, Moody's announced that it had placed International Paper's senior unsecured debt and preferred stock under review for a possible downgrade.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Amendment of the Certificate of Incorporation of International Paper

                  4.1 In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

                  11    Statement of Computation of Per Share Earnings

                  12    Computation of Ratio of Earnings to Fixed Charges

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed on April 18, 2001 and July 17, 2001 under Item 5 reporting earnings for the quarters ended March 31, 2001, and June 30, 2001, respectively, and on June 13, 2001 under Item 5 containing the press release of International Paper announcing the private offering of zero-coupon convertible debentures.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

Date:  August 13, 2001                        By /s/JOHN V. FARACI
                                                 -----------------
                                              John V. Faraci
                                              Executive Vice President and Chief
                                              Financial Officer


Date:  August 13, 2001                        By /s/ ANDREW R. LESSIN
                                                 --------------------
                                              Andrew R. Lessin
                                              Vice President-Finance and
                                              Chief Accounting Officer