Form 10-Q
period 2001-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2001-11-14
CIK 51434

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

                For the Quarterly Period Ended September 30, 2001

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________

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

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 481,960,115

================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX


PART I.    Financial Information                                                                                     Page No.
                                                                                                                   ------------
Item 1.       Financial Statements

              Consolidated Statement of Earnings -
                Three Months and Nine Months Ended September 30, 2001 and 2000                                          1

              Consolidated Balance Sheet -
                September 30, 2001 and December 31, 2000                                                                2

              Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 2001 and 2000                                                           3

              Consolidated Statement of Common Shareholders' Equity -
                Nine Months Ended September 30, 2001 and 2000                                                           4

              Notes to Consolidated Financial Statements                                                                5

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                  18

              Financial Information by Industry Segment                                                                27

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                               29

PART II.   Other Information

Item 1.       Legal Proceedings                                                                                        30

Item 2.       Changes in Securities and Use of Proceeds                                                                31

Item 3.       Defaults upon Senior Securities                                                                           *

Item 4.       Submission of Matters to a Vote of Security Holders                                                       *

Item 5.       Other Information                                                                                        32

Item 6.       Exhibits and Reports on Form 8-K                                                                         33

Signatures                                                                                                             33


* Omitted since no answer is called for, answer is in the negative or inapplicable.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  ----------------------------   ----------------------------
                                                                         2001           2000            2001           2000
                                                                  -------------  -------------   -------------  -------------

Net Sales                                                              $ 6,529        $ 7,801        $ 20,109       $ 20,952
                                                                       -------        -------        --------       --------
Costs and Expenses
  Cost of products sold                                                  4,789          5,549          14,841         14,805
  Selling and administrative expenses                                      530            553           1,696          1,637
  Depreciation and amortization                                            474            578           1,407          1,443
  Distribution expenses                                                    287            335             840            872
  Taxes other than payroll and income taxes                                 67             63             213            187
  Merger integration costs                                                   -             15              42             27
  Restructuring and other charges                                          481            125             946            196
  (Gains) losses on sales and impairments
    of businesses held for sale                                            (47)             -              38              -
                                                                       -------        -------        --------       --------
Total Costs and Expenses                                                 6,581          7,218          20,023         19,167
                                                                       -------        -------        --------       --------
  Reversal of reserves no longer required                                    -              6               -              6
                                                                       -------        -------        --------       --------
Earnings (Loss) Before Interest, Income Taxes, Minority
  Interest, Extraordinary Items and Cumulative Effect
  of Accounting Change                                                     (52)           589              86          1,791
  Interest expense, net                                                    235            278             718            565
                                                                       -------        -------        --------       --------
Earnings (Loss) Before Income Taxes, Minority
  Interest, Extraordinary Items and Cumulative Effect
  of Accounting Change                                                    (287)           311            (632)         1,226
  Income tax provision (benefit)                                           (45)            71            (174)           349
  Minority interest expense, net of taxes                                   33             65             112            188
                                                                       -------        -------        --------       --------
Earnings (Loss) Before Extraordinary Items
  and Cumulative Effect of Accounting Change                              (275)           175            (570)           689
  Gains (losses) on sales of investments and businesses,
    net of taxes and minority interest                                       -           (310)            (46)          (176)
  Cumulative effect of change in accounting
    for derivatives and hedging activities, net
    of taxes and minority interest                                           -              -             (16)             -
                                                                       -------        -------        --------       --------
Net Earnings (Loss)                                                    $  (275)       $  (135)       $   (632)      $    513
                                                                       =======        =======        ========       ========
Basic and Diluted Earnings Per Common Share
  Net earnings (loss) before extraordinary items
    and accounting change                                              $ (0.57)       $  0.36        $  (1.18)      $   1.57
  Extraordinary items                                                        -          (0.64)          (0.10)         (0.40)
  Cumulative effect of accounting change                                     -              -           (0.03)             -
                                                                       -------        -------        --------       --------
  Net earnings (loss)                                                  $ (0.57)       $ (0.28)       $  (1.31)      $   1.17
                                                                       =======        =======        ========       ========
Average Shares of Common Stock Outstanding                               482.9          481.6           482.9          438.9
                                                                       =======        =======        ========       ========
Cash Dividends Per Common Share                                        $  0.25        $  0.25        $   0.75       $   0.75
                                                                       =======        =======        ========       ========

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                                                                       September 30,          December 31,
                                                                                            2001                  2000
                                                                                       ------------           -------------
Assets
Current Assets
  Cash and temporary investments                                                             $ 2,019               $ 1,198
  Accounts and notes receivable, net                                                           3,083                 3,433
  Inventories                                                                                  2,740                 3,182
  Assets of businesses held for sale                                                             999                 1,890
  Other current assets                                                                         1,092                   752
                                                                                            --------              --------
Total Current Assets                                                                           9,933                10,455
                                                                                            --------              --------
Plants, Properties and Equipment, net                                                         14,833                16,011
Forestlands                                                                                    4,389                 5,966
Investments                                                                                      256                   269
Goodwill                                                                                       6,536                 6,310
Deferred Charges and Other Assets                                                              3,395                 3,098
                                                                                            --------              --------
Total Assets                                                                                $ 39,342              $ 42,109
                                                                                            ========              ========

Liabilities and Common Shareholders' Equity
Current Liabilities
  Notes payable and current maturities of long-term debt                                     $ 1,203               $ 2,115
  Accounts payable                                                                             1,710                 2,113
  Accrued payroll and benefits                                                                   436                   511
  Liabilities of businesses held for sale                                                        231                   541
  Other accrued liabilities                                                                    2,239                 2,133
                                                                                            --------              --------
Total Current Liabilities                                                                      5,819                 7,413
                                                                                            --------              --------
Long-Term Debt                                                                                13,364                12,648
Deferred Income Taxes                                                                          4,186                 4,699
Other Liabilities                                                                              1,978                 2,155
Minority Interest                                                                              1,350                 1,355
International Paper - Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiaries Holding International Paper Debentures                            1,805                 1,805
Common Shareholders' Equity
  Common stock, $1 par value, 484.2 shares in 2001 and  2000                                     484                   484
  Paid-in capital                                                                              6,459                 6,501
  Retained earnings                                                                            5,315                 6,308
  Accumulated other comprehensive income (loss)                                               (1,330)               (1,142)
                                                                                            --------              --------
                                                                                              10,928                12,151

  Less: Common stock held in treasury, at cost, 2001 - 2.3 shares,
    2000 - 2.7 shares                                                                             88                   117
                                                                                            --------              --------
Total Common Shareholders' Equity                                                             10,840                12,034
                                                                                            --------              --------
Total Liabilities and Common Shareholders' Equity                                           $ 39,342              $ 42,109
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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                ----------------------------------
                                                                                 2001                      2000
                                                                                -------                   -------
Operating Activities
  Net earnings (loss)                                                           $  (632)                  $   513
  Cumulative effect of accounting change                                             16                         -
  Depreciation and amortization                                                   1,407                     1,443
  Deferred income tax benefit                                                      (369)                      (34)
  Payments related to restructuring reserves, legal reserves and
     merger integration costs                                                      (315)                     (192)
  Merger integration costs                                                           42                        27
  Restructuring and other charges                                                   946                       196
  Reversal of reserves no longer required                                             -                        (6)
  Impairment losses on businesses to be sold                                        135                       460
  Net gains on sales of investments and businesses                                  (24)                     (385)
  Other, net                                                                        (10)                      152
  Changes in current assets and liabilities
    Accounts and notes receivable                                                     4                      (313)
    Inventories                                                                     283                       (63)
    Accounts payable                                                               (221)                     (115)
    Accrued liabilities                                                            (128)                      207
    Other                                                                          (108)                      (10)
                                                                                -------                   -------
Cash Provided by Operations                                                       1,026                     1,880
                                                                                -------                   -------
Investment Activities
  Invested in capital projects                                                     (688)                     (908)
  Mergers and acquisitions, net of cash acquired                                   (150)                   (5,618)
  Proceeds from divestitures                                                      1,552                     1,393
  Other                                                                             (86)                       44
                                                                                -------                   -------
Cash Provided by (Used for) Investment Activities                                   628                    (5,089)
                                                                                -------                   -------
Financing Activities
  Issuance of common stock                                                           20                        43
  Issuance of debt                                                                2,753                     6,328
  Reduction of debt                                                              (2,996)                   (1,896)
  Change in bank overdrafts                                                        (176)                     (202)
  Dividends paid                                                                   (361)                     (327)
  Other                                                                               2                       105
                                                                                -------                   -------
Cash (Used for) Provided by Financing Activities                                   (758)                    4,051
                                                                                -------                   -------
Effect of Exchange Rate Changes on Cash                                             (75)                     (124)
                                                                                -------                   -------
Change in Cash and Temporary Investments                                            821                       718
Cash and Temporary Investments
  Beginning of the period                                                         1,198                       453
                                                                                -------                   -------
  End of the period                                                             $ 2,019                   $ 1,171
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

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Nine Months Ended September 30, 2001

                                                                                Accumulated                        Total
                                                                                   Other                           Common
                                     Common Stock Issued   Paid-in   Retained  Comprehensive   Treasury  Stock   Shareholders'
                                      Shares    Amount     Capital   Earnings  Income (Loss)   Shares    Amount     Equity
                                     ---------- --------   --------- --------  -------------   --------  ------ -------------

Balance, December 31, 2000             484,160    $ 484     $ 6,501   $ 6,308      $ (1,142)    2,690    $ 117      $ 12,034
Issuance of stock for various
  plans                                     52        -         (42)        -             -    (1,656)     (73)           31
Repurchase of stock                          -        -           -         -             -     1,240       44           (44)
Cash dividends - Common
  stock ($0.75 per share)                    -        -           -      (361)            -         -        -          (361)
Comprehensive income (loss):
  Net loss                                   -        -           -      (632)            -         -        -          (632)
  Change in cumulative
    foreign currency
    translation adjustment                   -        -           -         -          (139)        -        -          (139)
   Unrealized gain (loss) on cash
     flow hedging derivatives                -        -           -         -           (49)        -        -           (49)
                                                                                                                    --------
Total comprehensive
  income (loss)                              -        -           -         -             -         -        -          (820)
                                       -------    -----     -------   -------      --------     -----     ----      --------
Balance, September 30, 2001            484,212    $ 484     $ 6,459   $ 5,315      $ (1,330)    2,274     $ 88      $ 10,840
                                       =======    =====     =======   =======      ========     =====     ====      ========

                      Nine Months Ended September 30, 2000

                                                                                Accumulated                        Total
                                                                                   Other                           Common
                                     Common Stock Issued   Paid-in   Retained  Comprehensive   Treasury  Stock   Shareholders'
                                      Shares    Amount     Capital   Earnings  Income (Loss)   Shares    Amount     Equity
                                     ---------- --------   --------- --------  -------------   --------  ------ -------------
Balance, December 31, 1999             414,584    $ 415     $ 4,078   $ 6,613        $ (739)    1,216     $ 63      $ 10,304
Issuance of stock for
   merger                               68,706       69       2,360         -             -         -        -         2,429
Issuance of stock for various
   plans                                   818        -          35         -             -      (184)      (9)           44
Repurchase of stock                          -        -           -         -             -     1,710       66           (66)
Cash dividends - Common
  stock ($0.75 per share)                    -        -           -      (327)            -         -        -          (327)
Comprehensive income (loss):
  Net earnings                               -        -           -       513             -         -        -           513
  Change in cumulative
    foreign currency
    translation adjustment                   -        -           -         -          (325)        -        -          (325)
                                                                                                                    --------
Total comprehensive
  income (loss)                              -        -           -         -             -         -        -           188
                                       -------    -----     -------   -------      --------     -----    -----      --------
Balance, September 30, 2000            484,108    $ 484     $ 6,473   $ 6,799      $ (1,064)    2,742    $ 120      $ 12,572
                                       =======    =====     =======   =======      ========     =====    =====      ========


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals), which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in International Paper's Annual Report on Form 10-K for the year ended December 31, 2000, which has previously been filed with the Securities and Exchange Commission.

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


                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                      --------------------------    -------------------------
In millions, except per share amounts                                      2001          2000            2001          2000
                                                                      ------------  ------------    -----------   -----------
Net earnings (loss) before extraordinary items
   and cumulative effect of accounting change                             $  (275)       $  175        $  (570)       $  689
Effect of dilutive securities
  Preferred securities of subsidiary trust                                      -             -              -            12
                                                                          -------        ------        -------        ------
Net earnings (loss) before extraordinary items and
   cumulative effect of accounting change - assuming dilution             $  (275)       $  175        $  (570)       $  701
                                                                          =======        ======        =======        ======
Average common shares outstanding                                           482.9         481.6          482.9         438.9
Effect of dilutive securities
  Preferred securities of subsidiary trust                                      -             -              -           8.3
  Stock options                                                                 -           0.1              -           0.3
                                                                          -------        ------        -------        ------
Average common shares outstanding - assuming dilution                       482.9         481.7          482.9         447.5
                                                                          =======        ======        =======        ======
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change                             $ (0.57)       $ 0.36        $ (1.18)       $ 1.57
                                                                          =======        ======        =======        ======
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change - assuming dilution         $ (0.57)       $ 0.36        $ (1.18)       $ 1.57
                                                                          =======        ======        =======        ======

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers and Acquisitions:
------------------------

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

Divestitures:
------------

During the third quarter of 2001, International Paper completed the previously announced divestitures of Masonite Corporation (Masonite) to Premdor Inc. of Toronto, Canada for approximately $300 million in cash and a note receivable with a face value of $108 million, its Flexible Packaging business to Exo-Tech Packaging, LLC, a company sponsored by the Sterling Group, L.P., for approximately $85 million in cash and its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited for approximately $285 million in cash. These transactions resulted in a net pre-tax gain of $97 million ($30 million after taxes) in the 2001 third quarter, which is included with the $50 million impairment loss for Chemical Cellulose (see Note 6) in "(Gains) Losses on Sales and Impairments of Businesses Held for Sale" in the accompanying consolidated statement of earnings. Each of these divestitures is subject to post-closing adjustments that could result in a change in the amount realized by International Paper.

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the fourth quarter of 2000 when the decision was made to sell this business below book value.

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

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through September 30, 2001, approximately $2.6 billion has been realized under the program, including cash and notes received plus debt assumed by the buyers.

See Note 6 for additional information related to these divestitures.

NOTE 4 - SPECIAL ITEMS INCLUDING RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges:
-------------------------------

During the third quarter of 2001, restructuring and other charges totaling a net pre-tax charge of $481 million ($341 million after taxes) were recorded. These items included a $256 million pre-tax charge ($195 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional Masonite legal reserves. The $256 million pre-tax charge included $183 million of asset write-downs and $73 million of severance and other charges as shown below:

                                              Asset    Severance
                                              Write-      and
In millions                                   Downs      Other     Total
-----------                                  -------     -----    -------
Printing Papers                        (a)    $  92       $ 43     $ 135
Consumer Packaging                     (b)       89         27       116
Distribution                           (c)        2          3         5
                                              ------      ----     -----
                                              $ 183       $ 73     $ 256
                                              ======      ====     =====

(a) The Printing Papers business approved a plan to permanently shut down the Erie, Pennsylvania mill due to excess capacity in pulp and paper; and non-competitive cost of operations. Charges associated with the Erie shutdown included $92 million to write the assets down to their estimated salvage value, $24 million of severance costs covering the termination of 797 employees, and other cash costs of $19 million.

(b) The Consumer Packaging business implemented a plan to exit the Aseptic packaging business. This plan includes the permanent shutdown or sale of various Aseptic packaging facilities. Included in this charge are $89 million to write the assets down to their estimated realizable value, $15 million of severance covering the termination of 300 employees, and $12 million of other cash costs.

(c) The Distribution business (xpedx) approved the permanent shut down of its Nationwide Kansas City, Missouri distribution center to eliminate excess internal capacity. The xpedx Olathe, Kansas facility will continue to service Kansas City and outlying cities in the states of Missouri and Kansas. Charges associated with the shutdown include $2 million of asset write-downs, $2 million of severance costs covering the termination of 79 employees, and other cash costs of $1 million.

The $225 million charge represents an addition to the reserves for claims relating to product manufactured by Masonite that was the subject of certain class action lawsuits discussed in Note 11.

During the second quarter of 2001, a restructuring charge of $465 million before taxes and minority interest ($300 million after taxes and minority interest) was recorded. The $465 million charge was specifically for asset shutdowns of excess internal capacity and cost reduction actions and included $240 million of asset write-downs and $225 million of severance and other charges as shown below:

                                               Asset     Severance
                                               Write-      and
In millions                                    Downs       Other       Total
--------------                               ---------   ----------    ------
Printing Papers                        (a)     $   9      $   23       $  32
Consumer Packaging                     (b)       151          69         220
Industrial Packaging                   (c)        62          20          82
Industrial Papers                      (d)         3           5           8
Forest Products                        (e)         1          12          13
Distribution                           (f)         4          21          25
Carter Holt Harvey                     (g)        10           -          10
Administrative Support Groups          (h)         -          75          75
                                               -----       -----       -----
                                               $ 240       $ 225       $ 465
                                               =====       =====       =====


(a) The Printing Papers business permanently shut down the Hudson River mill No. 3 paper machine located in Corinth, New York due to excess internal capacity. The machine was written down by $9 million to its estimated fair value of zero. A severance charge of $10 million was recorded to cover the termination of 208 employees. At September 30, 2001, 164 employees had been terminated. Also, the Printing Papers business implemented a plan to streamline and realign administrative functions at several of its locations. Charges associated with this plan included $6 million of severance costs covering the termination of 82 employees, and other cash costs of $7 million. At September 30, 2001, 77 employees had been terminated.

(b) In June 2001, the Consumer Packaging business permanently shut down the Moss Point, Mississippi mill and announced the permanent shut down of its Clinton, Iowa facility due to excess internal capacity. Charges associated with the Moss Point shutdown included $138 million to write the assets down to their estimated salvage value, $21 million of severance costs covering the termination of 363 employees, and other cash costs of $20 million. At September 30, 2001, 357 employees had been terminated. Charges associated with the Clinton shutdown included $7 million to write the assets down to their estimated salvage value, $7 million of severance costs covering the termination of 327 employees, and other cash costs of $3 million. At September 30, 2001, 102 employees had been terminated. Additionally, the Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included $6 million of asset write-downs, $15 million of severance costs covering the termination of 402 employees, and other cash costs of $3 million. At September 30, 2001, 184 employees had been terminated.

(c) The Industrial Packaging business permanently shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. At September 30, 2001, 168 employees had been terminated. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees. At September 30, 2001, 80 employees had been terminated.

(d) Industrial Papers implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs of $3 million and severance costs of $5 million covering the termination of 123 employees. At September 30, 2001, 52 employees had been terminated.

(e) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs, $9 million of severance costs covering the termination of 100 employees, and other cash costs of $3 million. At September 30, 2001, 64 employees had been terminated.

(f) xpedx implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million. At September 30, 2001, 219 employees had been terminated.

(g) The Carter Holt Harvey charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shutdown this facility, which had previously been indefinitely idled.

(h) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees. At September 30, 2001, 590 employees had been terminated.

The following table presents a roll forward of the cumulative severance and other costs included in the 2001 reserves for excess internal capacity and cost reduction:

                                                                     Severance
Dollars in millions                                                  and Other
----------------------                                               ---------
Opening balance - second quarter 2001 (3,420 employees)               $ 225
   Additions - third quarter 2001 (1,176 employees)                      73
   Cash charges - third quarter 2001 (2,057 employees)                  (62)
                                                                      ------
Balance, September 30, 2001 (2,539 employees)                         $ 236
                                                                      ======


During the third quarter of 2000, International Paper recorded a special pre-tax charge of $125 million ($80 million after taxes) that represents an addition to the reserves for claims relating to product manufactured by Masonite that was the subject of certain class action lawsuits discussed in Note 11.


During the second quarter of 2000, a $71 million pre-tax charge ($42 million after taxes and minority interest) was recorded for asset shutdowns of excess internal capacity and cost reduction actions.

During the fourth quarter of 2000, International Paper recorded an additional charge of $753 million before taxes and minority interest ($467 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. The following table presents a roll forward of the cumulative severance and other costs included in these charges:

                                                             Severance
Dollars in millions                                          and Other
-------------------                                          ---------
Opening balance - second quarter 2000 (1,056 employees)        $ 31
   Additions - fourth quarter 2000 (3,187 employees)            217
   Cash charges - 2000 (991 employees)                          (19)
                                                               -----
Balance, December 31, 2000 (3,252 employees)                    229
   Cash charges - first quarter 2001 (1,744 employees)          (86)
   Cash charges - second quarter 2001 (655 employees)           (37)
   Cash charges - third quarter 2001 (169 employees)            (11)
                                                               -----
Balance, September 30, 2001 (684 employees)                    $ 95
                                                               =====


In addition, $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

Also during the fourth quarter of 2000, International Paper recorded a pre-tax credit of $28 million ($17 million after taxes) for excess 1999 second and fourth quarter restructuring reserves no longer required.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, costs or charges may be incurred in future periods related to the implementation of these plans.

Merger Integration Costs:
------------------------

During the second and first quarters of 2001, International Paper recorded pre-tax charges of $32 million ($22 million after taxes) and $10 million ($6 million after taxes), respectively, for Champion merger integration costs. During the third quarter of 2000, International Paper recorded a pre-tax charge of $15 million ($9 million after taxes), for merger integration costs related to the Champion acquisition. Additionally, a $6 million pre-tax credit ($4 million after taxes) was recorded in the 2000 third quarter for the reversal of merger-related termination benefits no longer required. During the second and first quarters of 2000, International Paper recorded pre-tax charges of $4 million ($3 million after taxes) and $8 million ($5 million after taxes), respectively, for merger integration costs resulting from the Union Camp acquisition. In the fourth quarter of 2000, an additional $27 million pre-tax charge ($16 million after taxes) was recorded for merger integration costs related to the Champion acquisition.

These merger integration costs consisted primarily of systems integration, product line rationalization, employee retention, travel and other cash costs related to the integrations of Champion and Union Camp.

NOTE 5 - INVENTORIES

Inventories by major category include:

                                                       September 30,        December 31,
In millions                                                2001                2000
-----------                                            -------------        ------------
Raw materials                                            $   353              $   431
Finished pulp, paper and packaging products                1,658                1,912
Finished lumber and panel products                           190                  261
Operating supplies                                           476                  473
Other                                                         63                  105
                                                         --------             --------
  Total                                                  $ 2,740              $ 3,182
                                                         ========             ========


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

Businesses in the divestment program being marketed at September 30, 2001 included Arizona Chemical, Chemical Cellulose, Decorative Products and other smaller businesses. Sales and operating earnings for each of the nine-month periods ended September 30, 2001 and 2000 for these businesses were:


                                           Nine Months Ended
                                             September 30,
                                    ---------------------------------
In millions                               2001          2000
-----------                             -------       ----------
Sales                                   $ 1,020         $ 1,161
Operating earnings (loss)                    (4)             70


The sales and operating earnings (losses) for these businesses, plus the results of businesses sold during the first three quarters of 2001, are shown in "Other Businesses" in Management's Discussion and Analysis. The assets of these businesses, totaling $999 million at September 30, 2001 and $1.9 billion at December 31, 2000, are included in "Assets of Businesses Held for Sale" in current assets in the accompanying consolidated balance sheet. The liabilities of these businesses, totaling $231 million at September 30, 2001 and $541 million at December 31, 2000, are included in "Liabilities of Businesses Held for Sale" in current liabilities in the accompanying consolidated balance sheet. The decreases in these balances since December 31, 2000 reflect divestitures and impairment charges recorded in 2001.

In the third quarter of 2001, a pre-tax impairment loss of $50 million ($32 million after taxes) was recorded related to the Chemical Cellulose assets. In the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded related to the Flexible Packaging assets. These charges were recorded to reduce the carrying values of the assets of these businesses to their expected realizable values based on preliminary offers received. These charges are included in "(Gains) Losses on Sales and Impairments of Businesses Held for Sale" in the accompanying consolidated statement of earnings.

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received.


During the third quarter of 2000, International Paper recorded an extraordinary loss of $460 million before taxes ($310 million after taxes) to reflect the estimated losses on the planned sales of Masonite and Zanders.

See Note 3 for additional information on the divestitures that have closed.

During the second quarter of 2001, a decision was made to continue to operate the Fine Papers business that was previously held for sale. Accordingly, industry segment information for prior periods has been restated to include this business in the Printing Papers segment.

NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.6 billion and $581 million at September 30, 2001 and December 31, 2000, respectively.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the nine-month periods ended September 30, 2001 and 2000 were $784 million and $487 million, respectively. Capitalized net interest costs were $10 million for the nine months ended September 30, 2001 and $19 million for the nine months ended September 30, 2000. Total interest expense was $855 million for the nine months ended September 30, 2001 and $628 million for the nine months ended September 30, 2000. The increase reflects debt incurred in the acquisition of Champion. Income tax payments of $326 million were made during the first three quarters of 2001 and $210 million during the first three quarters of 2000. Distributions paid under all of International Paper's preferred securities of subsidiaries were $102 million and $108 million for the nine months ended September 30, 2001 and 2000, respectively, and are included in minority interest expense.

Accumulated depreciation was $16.5 billion at September 30, 2001 and $16.1 billion at December 31, 2000. The allowance for doubtful accounts was $131 million at September 30, 2001 and $128 million at December 31, 2000.

NOTE 9 - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

In August 2001, International Paper issued $1 billion principal amount of 6.75% Senior Unsecured Notes due September 1, 2011, which yielded net proceeds of $993 million under a previously filed shelf registration statement. These notes carry a fixed interest rate with interest payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2002. Most of the proceeds of this issuance were used on October 8, 2001 to retire $800 million of money market notes due in 2002.

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


NOTE 10 - RECENT ACCOUNTING DEVELOPMENTS

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30. In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement is effective for fiscal years beginning after June 15, 2002. International Paper has not yet evaluated the impacts of adopting SFAS Nos. 144 and 143 on its consolidated financial position.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of pooling-of-interests accounting for business combinations. SFAS No. 142 changes the accounting for goodwill, eliminating the periodic charge to earnings for goodwill amortization for fiscal years beginning after December 15, 2001. Instead, the statement will require an annual assessment of goodwill for impairment, or more frequent assessments if circumstances indicate a possible impairment. Additionally, SFAS No.142 prescribes the accounting for identifiable intangible assets acquired in a business combination. Whereas SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 requires companies to continue to amortize goodwill existing at June 30, 2001 through the end of the current fiscal year, with periodic amortization ceasing effective January 1, 2002. Goodwill amortization charges for the nine-month period ended September 30, 2001 were $137 million. This amortization charge will be discontinued on January 1, 2002. International Paper is currently evaluating other possible impacts of adopting the provisions of SFAS No. 142, including potential impairment of existing goodwill balances, but has not yet quantified the impact on its consolidated financial position.

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

The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes to Other Comprehensive Income (OCI). The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease to OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. For hedges, which meet the SFAS No. 133 criteria, International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value in other current or noncurrent assets or liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of earnings as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value, if any, would be recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges.

The counterparties to International Paper's contracts consist of a number of major international financial institutions. International Paper monitors its positions with, and the credit quality of, these financial institutions and does not expect nonperformance by the counterparties.

Interest Rate Risk
Interest rate swaps may be used to manage interest rate risks associated with International Paper's fixed rate debt. Some of these instruments qualify for hedge accounting in accordance with SFAS No. 133 and others do not. Interest rate swap agreements with a total notional amount of approximately $1 billion and maturities ranging from one to 23 years do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a charge to net earnings. For the three-month and nine-month periods ended September 30, 2001, the change in fair value of the swaps was immaterial. Future changes in fair value of these swaps are not expected to have a material impact on earnings, although some volatility in a quarter is possible due to unforeseen market conditions.

During the quarter ended September 30, 2001, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $450 million that qualify as fair value hedges under SFAS No. 133. The objective of these transactions was to take advantage of favorable interest rates. These agreements had a fair value of $10 million at the end of the quarter. Maturity dates range between four and six years. At September 30, 2001, International Paper had $2.6 billion of floating rate debt with interest rates that fluctuate based on market conditions and credit ratings.

International Paper's long-term debt is rated BBB by Standard & Poors and Baa2 by Moody's Investor Services, both with a stable outlook. In August 2001, Moody's Investor Services lowered International Paper's long-term debt rating from Baa1 negative outlook to Baa2 stable. Short-term debt ratings remained unchanged at A-2 by Standard & Poors and P-2 by Moody's Investor Services.

Commodity Risk
To manage risks associated with future variability in cash flows attributable to certain commodity purchases, International Paper currently uses natural gas swap contracts with maturities of 12 months or less. Such cash flow hedges are accounted for by deferring the quarterly change in fair value of the outstanding contracts in accumulated OCI. On the date a contract matures, the deferred gain or loss is reclassified into cost of products sold concurrently with the recognition of the commodity purchased. For the three-month and nine-month periods ended September 30, 2001, International Paper reclassified after-tax losses of $19 million and $20 million, respectively, from OCI to cost of products sold. Such amounts represent the cash settlements on the maturing hedge contracts. Unrealized after-tax losses of $9 million and $68 million, respectively, were charged to OCI during the three-month and nine-month periods ended September 30, 2001. An estimated additional $23 million of losses after taxes is expected to be reclassified to earnings by the end of 2001. The fair value of the swap contracts as of September 30, 2001 is a $64 million liability.

Foreign Currency Risk
International Paper's policy has been to hedge certain investments in foreign operations with borrowings denominated in the same currency as the operation's functional currency or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the net assets hedged, are recorded as translation adjustments in accumulated OCI. Upon liquidation or sale of the net assets hedged, the accumulated gains or losses from the revaluation of the hedging instruments would be included in earnings.

Long-term cross-currency and interest rate swaps and short-term currency swaps are used to mitigate the risk associated with changes in foreign exchange rates, which will affect the fair value of debt denominated in a foreign currency. Some of these hedges have been designated as fair value hedges and others have not. As of September 30, 2001, the fair value of these derivatives not designated as hedges is an asset of $36 million.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of five years or less as of September 30, 2001. For the nine-month period ended September 30, 2001, net charges totaling $5 million after taxes and minority interest were recorded in accumulated OCI, net of reclassifications to earnings of $1 million expense after taxes and minority interest. An estimated $2 million loss after taxes and minority interest is expected to be reclassified to earnings by the end of 2001. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments are recognized currently in earnings to offset the remeasurement of the related assets and liabilities.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Three nationwide class action lawsuits relating to products manufactured by Masonite that were filed against International Paper have been settled in recent years.

The first suit alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding (Hardboard Lawsuit). The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between 1980 and January 15, 1998. The Court granted final approval of the settlement on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs.

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

The Court granted final approval of the settlements of the Omniwood and Woodruf Lawsuits on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases. During the third quarter of 2000, a determination was made that an additional $125 million provision was required to increase existing reserve balances to cover an expected shortfall, resulting primarily from a higher than anticipated number of claims relating to the Hardboard Lawsuit. This trend started in the second half of 1999 and continued into 2000. The $125 million increase was based on an independent third party statistical study of future costs, which analyzed trends in the claims experience through May 30, 2000. Four statistical outcomes developed by the independent third party were reviewed as the basis for the determination of the amount of the reserve, resulting in future claims projections for the Hardboard Lawsuit ranging from $95 million to $175 million. Management and the independent third party statistician concluded that, based on the recent claims history, future claims of $175 million represented the most probable outcome. After deducting existing reserves and considering the impact of the financial collar discussed below, a provision of $125 million was recorded in the third quarter of 2000. Reserves for these matters totaled $92 million at December 31, 2000 ($66 million for claims relating to the Hardboard Lawsuit, $22 million for claims relating to the Omniwood Lawsuit and $4 million for claims relating to the Woodruf Lawsuit). The reserve balance for claims relating to the Hardboard Lawsuit is net of $43 million of expected insurance recoveries remaining from an initial estimate of insurance recoveries of $70 million, which amount was estimated for purposes of establishing a reserve for the claims related to the Hardboard Lawsuit. In 1995, International Paper initiated a lawsuit against certain of its insurance carriers because of their refusal to indemnify International Paper for the settlement relating to the Hardboard Lawsuit. Because of the uncertainties inherent in the litigation, International Paper is unable to estimate the amount that it will recover against those insurance carriers, but it does not expect the recovery to be less than the amount initially projected.

During the third quarter of 2001, an additional $225 million was added to the reserve for these matters ($187 million for claims relating to the Hardboard Lawsuit, $16 million for claims relating to the Woodruf Lawsuit and $22 million for claims relating to the Omniwood Lawsuit). This increase was based on an analysis undertaken by the independent statistician to evaluate the drivers of these claims and the adequacy of the existing reserve balances. Three statistical outcomes developed by the independent statistician were reviewed as the basis for the determination of the amount of the reserve, resulting in total projected costs for these settlements ranging from $655 million to $933 million. After discussion with the independent statistician and considering the recent claims history and all available evidence, management concluded that total projected costs of $755 million represented the most probable outcome. After deducting payments made to date and existing reserve balances, and considering the impact of the financial collar discussed below, a provision of $225 million was recorded in the third quarter of 2001 ($187 million for the Hardboard Lawsuit, $22 million for the Omniwood Lawsuit and $16 million for the Woodruf Lawsuit).

Following the $225 million additional provision, reserves for these matters totaled $252 million at September 30, 2001, including $208 million for the Hardboard Lawsuit, $10 million for the Woodruf Lawsuit and $34 million for the Omniwood Lawsuit. The Hardboard Lawsuit amount is net of $43 million of expected insurance recoveries remaining from initial estimated insurance recoveries of $70 million.

Under a "financial collar" agreement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded $165 million. As of September 30, 2001, International Paper had received the $100 million. The arrangement with the third party is in excess of insurance otherwise available to International Paper, which is the subject of the separate litigation referred to above. Accordingly, International Paper believes that the obligation of the third party with respect to this "financial collar" does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect its right to collect insurance coverage available to it and Masonite under the insurance policies that are the subject of this separate litigation.

As of September 30, 2001, there were $46 million of costs associated with claims inspected but not paid ($39 million for the Hardboard Lawsuit, $3 million for the Omniwood Lawsuit and $4 million for the Woodruf Lawsuit); $56 million of costs associated with claims in process but not yet inspected ($47 million for the Hardboard Lawsuit, $4 million for the Omniwood Lawsuit and $5 million for the Woodruf Lawsuit) and $12 million for Omniwood opt-out settlements in process. The reserve for these matters at September 30, 2001, excluding expected insurance recoveries, was $295 million. The excess of $181 million over pending claims represents unasserted claims that are probable of assertion.

While International Paper believes that it has provided for the most likely assumptions using appropriate statistical modeling techniques, because of the inherent uncertainties involved in estimating future claims and the outcome of insurance litigation, additional future adjustments to these reserves are possible. While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, we are unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

Through September 30, 2001, cumulative net settlement payments totaled $359 million ($294 million for the Hardboard Lawsuit, $31 million for the Woodruf Lawsuit and $34 million for the Omniwood Lawsuit), including approximately $51 million of non-refundable advances of attorneys' fees ($47.5 million for the Hardboard Lawsuit and $1.7 million for each of the Omniwood Lawsuit and the Woodruf Lawsuit). Also, payments of $5 million have been made to the attorneys for the plaintiffs in the Omniwood and Woodruf Lawsuits. International Paper has the right to terminate each of the settlements after seven years from the dates of final approval.

The following table shows certain claims statistics as of September 30, 2001, December 31, 2000 and September 30, 2000, and for the nine-month periods ended September 30, 2001 and September 30, 2000:

CLAIMS STATISTICS
---------------------------

                                                   Hardboard               Omniwood                Woodruf
                                                -----------------      ------------------      -----------------
No. of Claims Pending:
   Sep. 30, 2001                                          34,692                   1,585                  1,659
   Dec. 31, 2000                                          20,390                   1,160                  1,349
   Sep. 30, 2000                                          20,894                   1,381                  1,759

No. of Claims Filed:
   9 mos. ending
   Sep. 30, 2001                                          41,978                   1,999                  1,571

   9 mos. ending
   Sep. 30, 2000                                          26,044                   1,896                  2,158

No. of Claims Dismissed,
Settled or Otherwise Resolved:
   9 mos. ending
   Sep. 30, 2001                                          27,676                   1,574                  1,261

   9 mos. ending
   Sep. 30, 2000                                          19,189                   1,783                  2,269

No. of Claims Paid Included in
Above Categories:
   9 mos. ending
   Sep. 30, 2001                                          19,568                   1,226                    987

   9 mos. ending
   Sep. 30, 2000                                          14,019                   1,453                  1,800

Average Settlement Cost
Per Claim:
   9 mos. ending
   Sep. 30, 2001                                         $ 4,449                 $ 6,576                $ 5,340

   9 mos. ending
   Sep. 30, 2000                                         $ 5,377                 $ 6,335                $ 5,178

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations

International Paper's consolidated results of operations include Champion International Corporation (Champion) from the date of acquisition, June 20, 2000.

Third quarter 2001 earnings before special items were $68 million, or $.14 per share. Earnings before special and extraordinary items for the same period a year earlier were $260 million, or $.53 per share. Second quarter 2001 earnings before special items were $64 million, or $.13 per share. The earnings increase in the third quarter of 2001 compared with the second quarter of 2001 was due mainly to declining costs, including lower energy and wood costs, and improved operating efficiencies. The strengthening of the Euro versus the dollar during the quarter was not sufficient to reverse the downward trend in export revenues. International Paper took approximately 380,000 tons of market-related downtime throughout our mill systems as we continue to balance internal production with demand. This excludes capacity that was shut down at the Savannah, Georgia mill at the end of the second quarter. We also decided to permanently close our Erie, Pennsylvania mill to better utilize more competitive pulp, paper and converting within International Paper's pulp and uncoated freesheet system. The shut down costs are part of the third quarter special items discussed below.

In the third quarter of 2001, International Paper reported a net loss of $275 million, or $.57 per share, after special items. This compared with a net loss of $135 million, or $.38 per share, in the third quarter of 2000 after special and extraordinary items. In order for the 2000 third-quarter earnings per share to add up to the year-to-date earnings per share, a loss of $.38 per share is required. Earnings per share calculated using the weighted-average number of shares outstanding for the third quarter results in a loss per share of $.28. The difference between the two calculations relates to the 68.7 million shares that were issued in June 2000 in connection with the Champion acquisition. International Paper reported a net loss of $313 million, or $.65 per share, in the second quarter of 2001 after special items.

Special items in the third quarter of 2001 included an after tax gain of $137 million on the sale of the Curtis/Palmer hydroelectric facility, and an after tax loss of $139 million on the sales of Masonite Corporation and our Flexible Packaging business and a writedown to expected realizable value of the Chemical Cellulose assets held for sale. Other special items in the third quarter of 2001 included expenses of $195 million after taxes for restructuring and business improvement charges and a $146 million after tax charge for additional Masonite legal reserves. Special items in the third quarter of 2000 totaled $85 million after taxes, consisting of a charge for additional Masonite legal reserves and merger related expenses. Extraordinary items in the 2000 third-quarter included a charge of $310 million after taxes to reduce the book values of businesses to be sold to their estimated realizable values.

International Paper posted net sales in the third quarter of 2001 of $6.5 billion, compared with $7.8 billion in the third quarter of 2000 and $6.7 billion in the second quarter of 2001. Third-quarter 2001 net sales were reduced by approximately $350 million from 2000 third-quarter net sales as a result of divestitures. Prices eroded slightly in most businesses in the third quarter of 2001 versus the second quarter of 2001 but these decreases were partly offset by higher paper volumes.

International Paper continues to face tough competitive conditions and soft demand. The economic slowdown in the United States and other regions of the global economy continues to adversely impact demand for paper, packaging and wood products. We experienced business interruptions during the week of the September 11 terrorist attacks, and the long-term impact on International Paper as a result of these tragic events and subsequent worldwide developments, is still undetermined.

The following segment discussions for the third quarter of 2001 are based on results before special items.

Printing and Communications Papers
----------------------------------


                                               2001                                              2000
In millions                3rd Quarter     2nd Quarter     Nine Months       3rd Quarter     2nd Quarter    Nine Months
                         -----------------------------------------------    ---------------------------------------------
Sales                            $ 1,945         $ 1,945         $ 5,975           $ 2,235         $ 1,440        $ 5,145
Operating Profit                     146             119             419               297             204            673

Printing Papers net sales of $1.9 billion for the third quarter of 2001 were flat compared with the second quarter of 2001 and down slightly from the $2.2 billion in the third quarter of 2000. The segment reported operating profit of $146 million for the third quarter of 2001 compared with $119 million for the second quarter of 2001 and $297 million for the third quarter of 2000. Third quarter 2001 operating profits were higher than the second quarter of 2001 as a result of higher coated paper volumes reflecting increased seasonal demand. Slowing economies and seasonal factors adversely impacted European paper demand. Operating improvements were driven by improved mill efficiencies, reductions in indirect costs and lower raw material costs. During the quarter, International Paper took market-related downtime of about 110,000 tons for bristols and pulp and 23,000 tons for coated and supercalendered papers that reduced inventory levels and helped balance internal supply to demand. The segment continues to pursue improvement initiatives to reduce direct and indirect manufacturing costs and to improve machine efficiencies.

Industrial and Consumer Packaging
---------------------------------

                                               2001                                             2000
                         ----------------------------------------------    ----------------------------------------------
In millions                3rd Quarter     2nd Quarter    Nine Months       3rd Quarter     2nd Quarter     Nine Months
                         ----------------------------------------------    ----------------------------------------------
Sales                            $ 1,665         $ 1,695        $ 5,070           $ 1,810         $ 1,865         $ 5,340
Operating Profit                     133             143            392               194             236             622

Industrial and Consumer Packaging net sales of $1.7 billion for the third quarter of 2001 were flat compared with net sales in the second quarter of 2001 and slightly lower than net sales of $1.8 billion for the third quarter of 2000. The segment reported operating profit of $133 million for the third quarter of 2001 compared with $143 million in the second quarter of 2001 and $194 million reported in the third quarter of 2000. The decline in operating profit in the third quarter of 2001 versus the second quarter of 2001 reflected lower prices and volumes. Cost reduction initiatives and operating improvements partially offset weakening demand across most of the segment. Soft domestic market conditions continue to negatively impact results versus the comparable prior year period. Industrial Packaging continued to take extensive market-related downtime, which totaled almost 150,000 tons in the third quarter of 2001. For the remainder of the year, the segment will focus on controllable items including manufacturing efficiency programs, cost containment initiatives and customer development objectives.


Distribution
------------

                         -----------------------------------------------    ----------------------------------------------
In millions                3rd Quarter     2nd Quarter     Nine Months       3rd Quarter     2nd Quarter    Nine Months
                         -----------------------------------------------    ----------------------------------------------
Sales                            $ 1,665         $ 1,710         $ 5,175           $ 1,930         $ 1,700        $ 5,380
Operating Profit                       5              12              31                32              35             97

Distribution net sales of $1.7 billion for the third quarter of 2001 were slightly lower than net sales of $1.9 billion in the third quarter of 2000 and were even with net sales in the second quarter of 2001. Operating profit of $5 million for the third quarter of 2001 was down from the $12 million in the second quarter of 2001 as a result of continued weak printing markets and slowing sales in packaging and industrial supplies. Operating profit for the third quarter of 2000 was $32 million. Segment sales, which started to improve in late summer, weakened significantly following the terrorist attacks of September 11 due to disruptions in sourcing, delivery and general business conditions. The year-over-year sales increase attributable to the addition of Champion's Nationwide facilities was essentially offset by lower overall demand across the United States. The segment continued to make progress in the third quarter on operating expense reductions, mainly through facility closures, consolidations, and business process changes. Inventory reductions have helped the business make significant progress in working capital management. Further cost reduction efforts through consolidation of facilities will continue to be a focal point for the remainder of this year.

Forest Products

                                                2001                                              2000
                         -----------------------------------------------   -----------------------------------------------
In millions                3rd Quarter     2nd Quarter     Nine Months       3rd Quarter     2nd Quarter    Nine Months
                         -----------------------------------------------   -----------------------------------------------
Sales                              $ 725           $ 720         $ 2,130             $ 755           $ 460        $ 1,715
Operating Profit                     184             182             502               162             151            445

Forest Products 2001 third quarter net sales of $725 million were relatively flat compared with the $720 million reported in the second quarter of 2001, and slightly below the $755 million reported in the third quarter of 2000. Operating profit of $184 million was even with the $182 million reported in the second quarter of 2001 and up 14% from the $162 million reported in the third quarter of 2000. Third quarter 2001 lumber and panel volumes were higher than second quarter 2001 volumes, but were offset by lower prices. Stumpage prices in the third quarter of 2001, for both pulpwood and sawtimber, continued their decline from 2000 levels. International Paper monetizes its forest assets in various ways including sales of short and long-term harvest rights on a pay-as-cut or lump-sum bulk sales basis, as well as sales of timberland. Accordingly, earnings from quarter to quarter may vary depending upon prices and volumes of such sales. The Forest Resources reorganization announced early in the third quarter of 2001 to reduce administrative costs and increase flexibility was largely completed in the quarter. This reorganization will result in a more streamlined segment able to respond quicker to customer demands.

Carter Holt Harvey
------------------

                                               2001                                              2000
                         -----------------------------------------------   -----------------------------------------------
In millions                3rd Quarter     2nd Quarter     Nine Months       3rd Quarter     2nd Quarter    Nine Months
                         -----------------------------------------------   -----------------------------------------------
Sales                              $ 455           $ 400         $ 1,250             $ 435           $ 460        $ 1,305
Operating Profit                      (1)              5               5                21              23             61

Carter Holt Harvey reported 2001 third quarter net sales of $455 million compared with $400 million in the second quarter of 2001 and $435 million in the third quarter of 2000. The segment reported an operating loss of $1 million for the third quarter of 2001 compared with an operating profit of $5 million for the second quarter of 2001 and $21 million in the third quarter of 2000. Improvement in construction markets in Australia was not sufficient to offset the negative impact of continuing price weakness in log markets, low pricing for export pulp and linerboard, and high energy costs. Earnings for Carter Holt Harvey's Wood Products business in the third quarter showed improvement over the second quarter of 2001 due to the strengthening Australian construction market. A first-home buyer incentive program package sponsored by the Australian government and lower interest rates improved housing affordability in Australia. The New Zealand housing market was slightly better in the third quarter of 2001 compared with the second quarter of 2001. Asian export prices for pulp and linerboard continued to decline in the third quarter of 2001. The operating results of the Tissue business improved during the third quarter of 2001 as a result of declining pulp costs.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) Carter Holt Harvey's fiscal year ending March 31 versus our calendar year-end, (2) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales are included in segment sales, (3) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (4) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

Other Businesses
----------------

                                               2001                                              2000
                         -----------------------------------------------   -----------------------------------------------
In millions                3rd Quarter     2nd Quarter     Nine Months       3rd Quarter     2nd Quarter    Nine Months
                         -----------------------------------------------   -----------------------------------------------
In millions              3rd Quarter     2nd Quarter     Nine Months        3rd Quarter     2nd Quarter    Nine Months
Sales                            $ 415           $ 565         $ 1,575              $ 965           $ 955        $ 2,865
Operating Profit                    10              21              36                 51              65            176

The Other Businesses segment includes the operating results for those businesses identified in International Paper's divestiture program. Businesses held for sale at the end of the third quarter of 2001 include Arizona Chemical, the Chemical Cellulose business, Decorative Products, and certain other minor businesses. In addition, operating results for Bush Boake Allen, Zanders, Masonite, International Paper's Petroleum and Minerals business, the Curtis/Palmer hydroelectric facility, and the Flexible Packaging business are included in this segment for periods prior to their sale. Net sales for this segment for the third quarter of 2001 were $415 million compared with $565 million in the 2001 second quarter and $965 million in the 2000 third quarter. Operating profit was $10 million for the third quarter of 2001 compared with $21 million for the second quarter of 2001 and $51 million in the third quarter of 2000. The declines in 2001 third quarter net sales and earnings from the third quarter of 2000 reflect the sale of certain businesses in late 2000 and during 2001 as well as a weaker U.S. economy.

Liquidity and Capital Resources

Cash provided by operations totaled $1.0 billion in the first nine months of 2001 compared with $1.9 billion for the 2000 nine-month period. Lower earnings from operations were the main factor in the year-to-year decrease. Working capital requirements reduced operating cash flow by $170 million and $294 million for the 2001 and 2000 nine-month periods, respectively.

Investments in capital projects totaled $688 million and $908 million for the 2001 and 2000 nine-month periods, respectively.

Financing activities for the 2001 nine-month period included a $243 million net reduction in debt compared to a $4.4 billion net increase in debt in the comparable 2000 nine-month period. During the 2001 third quarter, we took advantage of favorable capital markets and issued $1 billion in aggregate principal amount of ten-year 6.75% fixed rate Senior Unsecured Notes. The majority of the proceeds were subsequently used in October to retire $800 million of money market notes due in 2002. Net debt reductions totaled over $1 billion following this retirement. In addition, in June 2001, International Paper completed a private placement offering of $2.1 billion principal amount at maturity zero-coupon Convertible Senior Debentures due June 20, 2021. The net proceeds of approximately $1 billion were used to retire higher interest rate commercial paper borrowings. International Paper's long-term debt is rated BBB by Standard & Poors and Baa2 by Moody's Investor Services, both with a stable outlook. In August 2001, Moody's Investor Services lowered International
Paper's long-term debt rating from Baa1 negative outlook to Baa2 stable. Short-term debt ratings remained unchanged at A-2 by Standard & Poors and P-2 by Moody's Investor Services. Common stock dividend payments totaled $361 million, or $.75 per share, for the first nine months of 2001 compared to $327 million, or $.75 per share, for the 2000 nine-month period.

At September 30, 2001, cash and temporary investments totaled $2.0 billion, $800 million of which was used in October to reduce debt, compared with $1.2 billion at December 31, 2000.

Mergers, Acquisitions and Divestitures

Mergers and Acquisitions:
------------------------

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

Divestitures:
------------

During the third quarter of 2001, International Paper completed the previously announced divestitures of Masonite Corporation (Masonite) to Premdor Inc. of Toronto, Canada for approximately $300 million in cash and a note receivable with a face value of $108 million, its Flexible Packaging business to Exo-Tech Packaging, LLC, a company sponsored by the Sterling Group, L.P., for approximately $85 million in cash and its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited for approximately $285 million in cash. These transactions resulted in a net pre-tax gain of $97 million ($30 million after taxes) in the 2001 third quarter, which is included with the $50 million impairment loss for Chemical Cellulose (see Note 6) in "(Gains) Losses on Sales and Impairments of Businesses Held for Sale" in the accompanying consolidated statement of earnings. Each of these divestitures is subject to post-closing adjustments that could result in a change in the amount realized by International Paper.

In March 2001, International Paper received $500 million in proceeds from the sale of approximately 265,000 acres of forestlands in the state of Washington to Ranier Timber Company, LLC.

In January 2001, International Paper conveyed its oil and gas properties and fee mineral and royalty interests to Pure Resources, Inc. and its affiliates in a transaction valued at approximately $260 million, resulting in an extraordinary loss of $8 million after taxes. International Paper also completed the sale of its interest in Zanders Feinpapiere AG, a European coated paper business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the fourth quarter of 2000 when the decision was made to sell this business below book value.

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

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through September 30, 2001, approximately $2.6 billion has been realized under the program, including cash and notes we have received plus debt assumed by the buyers.

Special Items Including Restructuring and Other Charges

Restructuring and Other Charges:
-------------------------------

During the third quarter of 2001, restructuring and other charges totaling a net pre-tax charge of $481 million ($341 million after taxes) were recorded. These items included a $256 million pre-tax charge ($195 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional Masonite legal reserves. The $256 million pre-tax charge included $183 million of asset write-downs and $73 million of severance and other charges as shown below:

                                             Asset     Severance
                                             Write-       and
In millions                                  Downs       Other     Total
-----------                                  ------    ---------   ------
Printing Papers                        (a)    $ 92       $ 43      $ 135
Consumer Packaging                     (b)      89         27        116
Distribution                           (c)       2          3          5
                                             ------      -----     ------
                                             $ 183       $ 73      $ 256
                                             ======      =====     ======

(a) The Printing Papers business approved a plan to permanently shut down the Erie, Pennsylvania mill due to excess capacity in pulp and paper; and non-competitive cost of operations. Charges associated with the Erie shutdown included $92 million to write the assets down to their estimated salvage value, $24 million of severance costs covering the termination of 797 employees, and other cash costs of $19 million.

(b) The Consumer Packaging business implemented a plan to exit the Aseptic packaging business. This plan includes the permanent shutdown or sale of various Aseptic packaging facilities. Included in this charge are $89 million to write the assets down to their estimated realizable value, $15 million of severance covering the termination of 300 employees, and $12 million of other cash costs.

(c) The Distribution business (xpedx) approved the permanent shut down of its Nationwide Kansas City, Missouri distribution center to eliminate excess internal capacity. The xpedx Olathe, Kansas facility will continue to service Kansas City and outlying cities in the states of Missouri and Kansas. Charges associated with the shutdown include $2 million of asset write-downs, $2 million of severance costs covering the termination of 79 employees, and other cash costs of $1 million.

The $225 million charge represents an addition to the reserves for claims relating to product manufactured by Masonite that was the subject of certain class action lawsuits discussed in Note 11.

During the second quarter of 2001, a restructuring charge of $465 million before taxes and minority interest ($300 million after taxes and minority interest) was recorded. The $465 million charge was specifically for asset shutdowns of excess internal capacity and cost reduction actions and included $240 million of asset write-downs and $225 million of severance and other charges as shown below:

                                             Asset      Severance
                                             Write-        and
In millions                                  Downs        Other         Total
-----------                                  ------     ----------      ------
Printing Papers                        (a)     $ 9       $ 23           $ 32
Consumer Packaging                     (b)     151         69            220
Industrial Packaging                   (c)      62         20             82
Industrial Papers                      (d)       3          5              8
Forest Products                        (e)       1         12             13
Distribution                           (f)       4         21             25
Carter Holt Harvey                     (g)      10          -             10
Administrative Support Groups          (h)       -         75             75
                                             ------     ------         ------
                                             $ 240      $ 225          $ 465
                                             ======     ======         ======

(a) The Printing Papers business permanently shut down the Hudson River mill No. 3 paper machine located in Corinth, New York due to excess internal capacity. The machine was written down by $9 million to its estimated fair value of zero. A severance charge of $10 million was recorded to cover the termination of

         208 employees. At September 30, 2001, 164 employees had been terminated. Also, the Printing Papers business implemented a plan to streamline and realign administrative functions at several of its locations. Charges associated with this plan included $6 million of severance costs covering the termination of 82 employees, and other cash costs of $7 million. At September 30, 2001, 77 employees had been terminated.

(b) In June 2001, the Consumer Packaging business permanently shut down the Moss Point, Mississippi mill and announced the permanent shut down of its Clinton, Iowa facility due to excess internal capacity. Charges associated with the Moss Point shutdown included $138 million to write the assets down to their estimated salvage value, $21 million of severance costs covering the termination of 363 employees, and other cash costs of $20 million. At September 30, 2001, 357 employees had been terminated. Charges associated with the Clinton shutdown included $7 million to write the assets down to their estimated salvage value, $7 million of severance costs covering the termination of 327 employees, and other cash costs of $3 million. At September 30, 2001, 102 employees had been terminated. Additionally, the Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included $6 million of asset write-downs, $15 million of severance costs covering the termination of 402 employees, and other cash costs of $3 million. At September 30, 2001, 184 employees had been terminated.

(c) The Industrial Packaging business permanently shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. At September 30, 2001, 168 employees had been terminated. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees. At September 30, 2001, 80 employees had been terminated.

(d) Industrial Papers implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs of $3 million and severance costs of $5 million covering the termination of 123 employees. At September 30, 2001, 52 employees had been terminated.

(e) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs, $9 million of severance costs covering the termination of 100 employees, and other cash costs of $3 million. At September 30, 2001, 64 employees had been terminated.

(f) xpedx implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million. At September 30, 2001, 219 employees had been terminated.

(g) The Carter Holt Harvey charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shutdown this facility, which had previously been indefinitely idled.

(h) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees. At September 30, 2001, 590 employees had been terminated.

The following table presents a roll forward of the cumulative severance and other costs included in the 2001 reserves for excess internal capacity and cost reduction:


                                                                                  Severance
Dollars in millions                                                               and Other
-------------------                                                                ------
Opening balance - second quarter 2001 (3,420 employees)                            $ 225
   Additions - third quarter 2001 (1,176 employees)                                   73
   Cash charges - third quarter 2001 (2,057 employees)                               (62)
                                                                                   ------
Balance, September 30, 2001 (2,539 employees)                                      $ 236
                                                                                   ======

During the third quarter of 2000, International Paper recorded a special pre-tax charge of $125 million ($80 million after taxes) that represents an addition to the reserves for claims relating to product manufactured by Masonite that was the subject of certain class action lawsuits discussed in Note 11.

During the second quarter of 2000, a $71 million pre-tax charge ($42 million after taxes and minority interest) was recorded for asset shutdowns of excess internal capacity and cost reduction actions.

During the fourth quarter of 2000, International Paper recorded an additional charge of $753 million before taxes and minority interest ($467 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. The following table presents a roll forward of the cumulative severance and other costs included in these charges:

                                                                                Severance
Dollars in millions                                                             and Other
-------------------                                                             ---------
Opening balance - second quarter 2000 (1,056 employees)                            $ 31
   Additions - fourth quarter 2000 (3,187 employees)                                217
   Cash charges - 2000 (991 employees)                                              (19)
                                                                                   -----
Balance, December 31, 2000 (3,252 employees)                                        229
   Cash charges - first quarter 2001 (1,744 employees)                              (86)
   Cash charges - second quarter 2001 (655 employees)                               (37)
   Cash charges - third quarter 2001 (169 employees)                                (11)
                                                                                   -----
Balance, September 30, 2001 (684 employees)                                        $ 95
                                                                                   =====

In addition, $13 million of 1999 reserves, primarily relating to severance, which remained at the end of 2000 was paid during the first quarter of 2001.

Also during the fourth quarter of 2000, International Paper recorded a pre-tax credit of $28 million ($17 million after taxes) for excess 1999 second and fourth quarter restructuring reserves no longer required.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, costs or charges may be incurred in future periods related to the implementation of these plans.

Merger Integration Costs:
------------------------

During the second and first quarters of 2001, International Paper recorded pre-tax charges of $32 million ($22 million after taxes) and $10 million ($6 million after taxes), respectively, for Champion merger integration costs. During the third quarter of 2000, International Paper recorded a pre-tax charge of $15 million ($9 million after taxes), for merger integration costs related to the Champion acquisition. Additionally, a $6 million pre-tax credit ($4 million after taxes) was recorded in the 2000 third quarter for the reversal of merger-related termination benefits no longer required. During the second and first quarters of 2000, International Paper recorded pre-tax charges of $4 million ($3 million after taxes) and $8 million ($5 million after taxes), respectively, for merger integration costs resulting from the Union Camp acquisition. In the fourth quarter of 2000, an additional $27 million pre-tax charge ($16 million after taxes) was recorded for merger integration costs related to the Champion acquisition.

These merger integration costs consisted primarily of systems integration, product line rationalization, employee retention, travel and other cash costs related to the integrations of Champion and Union Camp.

Other

The effective income tax rate for both the 2001 and 2000 third quarters was 31%. The effective income tax rate after special items, but before extraordinary items and the cumulative effect of an accounting change, was 27% and 28% for the 2001 and 2000 nine-month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the nine-month periods ended September 30, 2001 and 2000.


                                                        2001                                        2000
                                   -------------------------------------------  -------------------------------------------
                                      Earnings                                    Earnings
                                   (Loss) Before                                (Loss) Before
                                    Income Taxes     Income Tax                 Income Taxes     Income Tax
                                    and Minority     Provision     Effective    and Minority     Provision      Effective
In millions                           Interest       (Benefit)      Tax Rate      Interest       (Benefit)      Tax Rate
--------------                     ---------------  -------------  -----------  --------------  -------------  ------------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change                     $ 394          $ 123      31%             $ 1,443          $ 429       30%
Merger integration costs                      (42)           (14)     33%                 (27)           (10)      37%
Restructuring and other charges              (984)          (282)     29%                (196)           (72)      37%
Reversal of reserves no
   longer required                              -              -         -                  6              2       33%
                                           -------        -------                     -------          -----
After special items                        $ (632)        $ (173)     27%             $ 1,226          $ 349       28%
                                           =======        =======                     =======          =====

The decreases in forestlands and deferred income taxes and the increase in goodwill as of September 30, 2001 compared with December 31, 2000 reflect forestland sales and the finalization of purchase accounting adjustments related to the Champion acquisition.

Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization, internal reorganizations and realignment initiatives will have the results anticipated, whether expected merger savings will be realized and whether our divestiture program will realize anticipated proceeds. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment (1)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                  -------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  -------------     -------------      ------------      ------------
Printing Papers                                        $ 1,945           $ 2,235           $ 5,975           $ 5,145
Industrial and Consumer Packaging                        1,665             1,810             5,070             5,340
Distribution                                             1,665             1,930             5,175             5,380
Forest Products                                            725               755             2,130             1,715
Carter Holt Harvey                                         455               435             1,250             1,305
Other Businesses (2)                                       415               965             1,575             2,865
Corporate and Intersegment Sales                          (341)             (329)           (1,066)             (798)(3)
                                                       -------           -------          --------          --------
Net Sales                                              $ 6,529           $ 7,801          $ 20,109          $ 20,952
                                                       =======           =======          ========          ========

Operating Profit by Industry Segment (1)

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                    -------------------------------     -------------------------------
                                                        2001              2000              2001              2000
                                                    -------------     -------------     -------------     -------------
Printing Papers                                            $ 146             $ 297             $ 419             $ 673
Industrial and Consumer Packaging                            133               194               392               622
Distribution                                                   5                32                31                97
Forest Products                                              184               162               502               445
Carter Holt Harvey (4)                                        (1)               21                 5                61
Other Businesses (2)                                          10                51                36               176
Corporate                                                      -                 -                 -                26 (3)
                                                          ------             -----            ------           -------
Operating Profit                                             477               757             1,385             2,100
Interest expense, net                                       (235)             (278)             (718)             (565)
Minority interest adjustment (4)                              (6)               32                 7                94
Corporate items, net                                         (89)              (66)             (280)             (186)
Merger integration costs                                       -               (15)              (42)              (27)
Restructuring and other charges                             (481)             (125)             (946)             (196)
Gains (losses) on sales and impairments of
  businesses held for sale                                    47                 -               (38)                -
Reversal of reserves no longer required                        -                 6                 -                 6
                                                          ------             -----            ------           -------
Earnings (loss) before income taxes,
   minority interest, extraordinary items and
   cumulative effect of accounting change                 $ (287)            $ 311            $ (632)          $ 1,226
                                                          ======             =====            ======           =======

(1) Certain reclassifications and adjustments have been made to current year and prior year amounts.
(2) Includes businesses identified in International Paper's divestiture program.
(3) Includes results of operations from Champion, which was acquired on June 20, 2000, for the ten days ended June 30, 2000.
(4) Includes equity earnings (in millions) of $1 for each of the three-month periods ended September 30, 2001 and 2000, and $3 and $10 for the nine months ended September 30, 2001 and 2000, respectively (half in the Carter Holt Harvey segment and half in the minority interest adjustment).

Sales Volumes by Product (1) (2)

                                                          1st            2nd            3rd          Year-To-
                   2001 (3)                             Quarter        Quarter        Quarter          Date
------------------------------------------------      ------------    -----------    -----------    ------------
Printing Papers (In thousands of short tons)
   Uncoated Papers and Bristols                             1,653          1,608          1,589           4,850
   Coated Papers                                              533            493            587           1,613
   Market Pulp                                                536            618            699           1,853

Packaging (In thousands of short tons)
   Containerboard                                             524            531            527           1,582
   Bleached Packaging Board                                   307            316            296             919
   Kraft                                                      153            122            148             423
   Industrial and Consumer Packaging                        1,203          1,217          1,138           3,558

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis)                              688            760            819           2,267
   Lumber (board feet)                                        976          1,025          1,056           3,057
   MDF and Particleboard (sq. ft. 3/4" - basis)               156            149            183             488


                                                          1st            2nd            3rd             4th           Full
                   2000 (3)                             Quarter        Quarter        Quarter         Quarter         Year
------------------------------------------------      ------------    -----------    -----------    ------------   ------------
Printing Papers (In thousands of short tons)
   Uncoated Papers and Bristols                             1,369          1,319          1,677           1,592          5,957
   Coated Papers                                              337            322            732             671          2,062
   Market Pulp                                                404            396            642             554          1,996

Packaging (In thousands of short tons)
   Containerboard                                             657            625            548             517          2,347
   Bleached Packaging Board                                   352            343            321             323          1,339
   Kraft                                                      113            107            135             134            489
   Industrial and Consumer Packaging                        1,317          1,318          1,245           1,255          5,135

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis)                              485            496            701             698          2,380
   Lumber (board feet)                                        657            696            990             959          3,302
   MDF and Particleboard (sq. ft. 3/4" - basis)               102            175            196             181            654

(1)      Includes third party and inter-segment sales.
(2)      Includes sales volumes for Champion from July 1, 2000.
(3) Sales volumes for divested businesses are included through the date of sale.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown in Notes 9 and 10 of this Form 10-Q, and on pages 27 - 29 of International Paper's Annual Report to Shareholders for the year ended December 31, 2000 as previously filed on Form 10-K, which information is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Securities Exchange Act are updated as follows:

Masonite Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 11 in this Form 10-Q.

Other Litigation

On May 14, 1999 and May 18, 1999, two lawsuits were filed against International Paper, the former Union Camp Corporation and other manufacturers of linerboard in federal court in the Eastern District of Pennsylvania. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. The lawsuits allege that various purchasers of corrugated sheets and corrugated containers were injured as a result of the alleged conspiracy. These lawsuits seek injunctive relief as well as treble damages and other costs and expenses associated with the litigation. Defendants' motions to dismiss the cases were denied on October 4, 2000. On September 4, 2001, the court granted plaintiffs' motions for class certification.

Environmental

On June 19, 2000, before International Paper completed the acquisition of Champion, Champion entered into a Consent Order with the Maine Department of Environmental Protection that resolved allegations of past wastewater and reporting deficiencies at Champion's lumber mills in Milford and Passadumkeag, Maine. The U.S. EPA and the U.S. Attorney's Office in Maine commenced a grand jury investigation of the same allegations. On August 15, 2001, the U.S. Attorney's Office in Maine notified International Paper that it would not prosecute the matters earlier resolved with the Maine Department of Environmental Protection.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In August 2001, International Paper issued $1 billion principal amount of 6.75% Senior Unsecured Notes due September 1, 2011, which yielded net proceeds of $993 million under a previously filed shelf registration statement. These notes carry a fixed interest rate with interest payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2002. The net proceeds of this issuance were used on October 8, 2001 to retire $800 million of money market notes due in 2002.

ITEM 5. OTHER INFORMATION


Masonite Corporation sued Employers Insurance of Wausau (Wausau) in 1995 in California Superior Court in San Francisco (Declaratory Judgment case) seeking among other things, a Declaratory Judgment that Wausau was obligated to pay for the cost of defending Masonite in a nationwide class action then pending in Mobile County, Alabama concerning the Hardboard Lawsuit. In this same insurance coverage lawsuit, International Paper and Masonite also sought a declaration that Wausau and various other insurers must indemnify International Paper and Masonite for amounts paid to settle the Hardboard Lawsuit and certain other hardboard siding lawsuits.

From September 1979 through September 1985, Wausau was the primary insurance carrier of Masonite, then an International Paper subsidiary. Each Wausau policy contained a provision for the insurance company to provide a defense to Masonite in the event of litigation that asserted claims potentially covered by the insurance policy. In 1998 Masonite amended its complaint to add a claim that Wausau had acted in "bad faith" in failing to fulfill its obligation to pay for Masonite's defense. On November 2, 2001, the jury returned a verdict in the Declaratory Judgment case. The jury found Wausau had breached its obligation to defend Masonite in the Hardboard Lawsuit, and also found that Wausau had acted in bad faith and was therefore liable for Masonite's attorneys' fees in this Declaratory Judgment case. The jury also found that Wausau acted with "fraud, malice, or opression", and therefore that Masonite was entitled to punitive damages.

As a result of its findings, the jury awarded Masonite: (a) the $13.1 million it had spent in the defense of the Hardboard Lawsuit; (b) $12.1 million as damages for Wausau's bad faith including interest on the bad faith award; and (c) $68 million in punitive damages. Masonite has requested an additional $1.7 million in bad faith-related damages that have been incurred since the jury rendered its verdict as well as an additonal $4.6 million in pre-judgment interest. As of November 14, 2001, the Court has not ruled upon these additional requests. Entry of the judgment is subject to the Court's legal ruling that (i) the Hardboard Lawsuit raised the potential for coverage as of April 17, 1995 when the case was tendered to Wausau and (ii) Wausau's motions for non-suit, directed verdict, and mistrial are without merit. As of November 14, 2001, the judgment had not been entered because the Court had not resolved these matters. Following entry of the judgment, Wausau will have the right to seek appellate review of the judgment.

During the third quarter of 2001, International Paper completed its divestiture of Masonite. International Paper retains liability for matters arising out of the Hardboard Lawsuit and, pursuant to an agreement with Premdor, Inc., the purchaser of Masonite, Premdor, Inc. has assigned all rights and claims under any insurance policy relating to the Hardboard Lawsuit, including the right to receive proceeds from the Declaratory Judgment case, to International Paper.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

     4.1       6.75% Notes due 2011 Supplemental Indenture between International
               Paper Company and The Bank of New York

    10.1       Agreement by and between C.W. Smith and International Paper Company

     11        Statement of Computation of Per Share Earnings

     12        Computation of Ratio of Earnings to Fixed Charges

         (b) Reports on Form 8-K

             Reports on Form 8-K were filed on July 17, 2001 and October 17, 2001 under Item 5 reporting earnings for the quarters ended June 30, 2001 and September 30, 2001, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

    Date:  November 14, 2001            By /s/ JOHN V. FARACI
                                           ------------------
                                        John V. Faraci
                                        Executive Vice President and Chief
                                        Financial Officer

    Date:  November 14, 2001            By /s/ ANDREW R. LESSIN
                                           --------------------
                                        Andrew R. Lessin
                                        Vice President-Finance and
                                        Chief Accounting Officer