Form 10-K/A
period 2000-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2002-01-16
CIK 51434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A

                                Amendment No. 2

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

                              400 Atlantic Street
                          Stamford, Connecticut 06921
                                   (Zip Code)
                    (Address of principal executive offices)

         Company's telephone number, including area code: 203-541-8000

                            -----------------------

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

                            -----------------------

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

                            -----------------------

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

     The number of shares outstanding of the Company's common stock, as of March 16, 2001:

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

     The following documents are incorporated by reference into the parts of this report indicated below:

2000 Annual Report to Shareholders                          Parts I, II, and IV
(Inside front cover and pages 6 through 65)
Proxy Statement dated March 26, 2001                             Part III


                                Explanatory Note

     International Paper Company hereby amends the following item of its Annual Report on Form 10-K for the year ended December 31, 2000. The below referenced Exhibits referenced in Part IV, Item 14 are amended by deleting the Exhibits in their entirety and replacing them with the Exhibits set forth in this amendment. Any Items or Exhibits in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

1.  Consolidated financial statements

     The consolidated financial statements of the Company and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the Annual Report:

                                                                           Page
                                                                           ----

Consolidated statement of earnings for fiscal years ended December 31,
  2000, 1999 and 1998 ...................................................   33
Consolidated balance sheet at December 31, 2000 and 1999.................   34
Consolidated statement of cash flows for fiscal years ended December 31,
  2000, 1999 and 1998....................................................   35
Consolidated statement of common shareholders' equity....................   36
Notes to consolidated financial statements...............................37-61
Report of independent public accountants.................................   62

2.   Financial statement schedule

     The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.


                           ADDITIONAL FINANCIAL DATA
                              2000, 1999 AND 1998

Report of Independent Public Accountants on Financial Statement Schedule.   13
Consolidated Schedule:
     II--Valuation and Qualifying Accounts...............................   14

3.   Exhibits

(2.1) Agreement and Plan of Merger by and among International Paper Company, International Paper-37, Inc. and Shorewood Packaging Corporation dated as of February 16, 2000, (incorporated by reference to the Schedule TO of International Paper Company and International Paper-37, Inc., dated February 29, 2000, File No. 5-38074).

(2.2) Agreement and Plan of Merger dated as of May 12, 2000, among Champion International Corporation, International Paper Company and Condor Acquisition Corporation (incorporated by reference to Exhibit 2 to International Paper Company's Registration Statement on Form S-4, as amended on June 2, 2000 and June 9, 2000, File No. 333-37390).

(3.1) Form of Restated Certificate of Incorporation of International Paper (incorporated by reference to International Paper's Report on Form 8-K dated November 20, 1990, File No. 1-3157).

(3.2) Certificate of Amendment to the Certificate of Incorporation of International Paper Company (incorporated herein by reference to Exhibit (3)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-3157).

(3.3)     By-laws of the Company as amended.

(4.1)     Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 2-A to the Company's registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

(4.2) Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to International Paper's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.3) Floating Rate Notes Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to International Paper's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.4) 8% Notes Due July 8, 2003 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to International Paper's Report on form 8-K filed on June 29, 2000, File No. 1-3157).

(4.5) 8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to International Paper's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.6) Credit Agreement, dated as of June 14, 2000, among International Paper, International Paper Financial Services, Inc., various lenders and Credit Suisse First Boston, New York Branch, as Administrative agent, Lead Arranger and Book Manager (incorporated by reference to Exhibit 4.5 to International Paper's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.7) Form of New Floating Rate Notes due July 8, 2002 (incorporated by reference to Exhibit 4.1 to International Paper Company's Registration Statement on Form S-4, dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.8)     Form of New 8% Notes due July 8, 2003 (incorporated by reference to
          Exhibit 4.1 to International Paper Company's Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.9) Form of New 8 1/8% Note due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International Paper Company's Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.10) Credit Agreement, dated as of June 14, 2000, among International Paper Company, International Paper Financial Services, Inc., various lenders and Credit Suisse First Boston, New York Branch, as Administrative Agent, Lead Arranger and Book Manager (incorporated by reference to Exhibit 4.5 to International Paper Company's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(10.1)    Long-Term Incentive Compensation Plan.

(10.2) Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q dated August 16, 1999, for the quarter ended June 30, 1999, File No. 1-3157).

(10.3) Champion Merger Integration Chief Executive Officer Performance Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1- 3157).

(10.4) Champion Merger Integration Savings and Synergy Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-3157).

(10.5) Union Camp Corporation 1989 Stock Option and Stock Award Plan (incorporated by reference to Exhibit 99.1 to Registration No. 333-75235, dated May 3, 1999).

(10.6) International Paper Company Stock Option Plan (incorporated by reference to Registration No. 333- 85051, dated August 12, 1999).

(10.7) Management Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-3157).

(10.8) Form of individual option agreement under Company Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.9) Form of individual executive continuity award under Company Long Term Incentive Compensation Plan (incorporated by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.10a)  Form of Termination Agreement -- Tier I (incorporated by reference to
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.10b) Form of Termination Agreement -- Tier II (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.10c) Form of Termination Agreement-- Tier III (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.11)   International Paper Company Unfunded Savings Plan.

(10.12) International Paper Company Pension Restoration Plan for Salaried Employees.

(10.13) International Paper Company Unfunded Supplemental Plan for Senior Managers.

(11)      Statement of Computation of Per Share Earnings.

(12)      Computation of Ratio of Earnings to Fixed Charges.

(13)      2000 Annual Report to Shareholders of the Company.

(21)      List of Subsidiaries of Registrant.

(22) Proxy Statement dated March 26, 2001 (incorporated by reference to the Company's Proxy Statement dated March 26, 2001, filed on March 26, 2001 pursuant to Rule 14a-6, File No. 1-3157).

*(23.1)   Consent of Independent Public Accountants (Arthur Andersen LLP).

*(23.2)   Consent of Independent Auditors (PricewaterhouseCoopers LLP).

(24)      Power of Attorney.

(99.1)    Report of Independent Auditors (PricewaterhouseCoopers LLP).

(99.2)    Focus

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


--------------------
*    Filed Herewith.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERNATIONAL PAPER COMPANY


                                         By  /s/ Barbara L. Smithers
                                             -----------------------------------
                                             Name:  Barbara L. Smithers
                                             Title: Vice President and Secretary

January 16, 2002