Form 10-K/A
period 2001-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2002-01-16
CIK 51434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A

                                Amendment No. 1

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

     The following documents are incorporated by reference into the parts of this report indicated below:

2000 Annual Report to Shareholders                          Parts I, II, and IV
(Inside front cover and pages 6 through 65)
Proxy Statement dated March 26, 2001                             Part III


                                Explanatory Note

     International Paper Company hereby amends the following items of its Annual Report on Form10-K for the year ended December 31, 2000. Each of the below referenced Items in Part I, Part III and the Exhibits referenced in Part IV, Item 14 are amended by deleting the Items or Exhibits in their entirety and replacing them with the Items or Exhibits set forth in this amendment. Any Items or Exhibits in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

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

     Production of major products for 2000, 1999 and 1998 was as follows:


                             Production by Product
                                  (Unaudited)

                                                 2000(A)       1999        1998
                                                -------        ----        ----
Printing papers (In thousands of tons)
   White papers and bristols..................    6,046        5,393       5,188
   Coated papers..............................    2,020        1,308       1,241
   Market pulp(B).............................    2,584        2,082       2,020
   Newsprint..................................      109          100          95
Packaging (In thousands of tons)
   Containerboard.............................    4,454        4,837       4,670
   Bleached packaging board...................    2,113        2,122       2,148
   Industrial papers..........................      993          898         894

                                                 2000(A)       1999        1998
                                                -------       ------      ------
   Industrial and consumer packaging(C).......    5,240        5,112       4,919
Specialty products (In thousands of tons)
   Tissue.....................................      164          158         148
Forest products (In millions)
   Panels (sq. ft 3/8" basis)(D)..............    2,620        2,106       1,818
   Lumber (board feet)........................    3,372        2,927       2,726
   MDF (sq. ft.3/4" basis)....................      335          209         297
   Particleboard (sq. ft.3/4" basis)..........      380          196         195
-------------------
(A) Production includes Champion International Corporation (Champion) from the date of acquisition.

(B)  This excludes market pulp purchases.

(C) A significant portion of this tonnage was fabricated from paperboard and paper produced at the Company's mills and is included in the containerboard, bleached packaging board and industrial papers amounts in this table.

(D) Panels include plywood and oriented strand board.


   Research and Development

     The Company operates research and development centers at Sterling Forest, New York; Cincinnati, Ohio; Kaukauna, Wisconsin; West Chicago, Illinois; Odenton, Maryland; Jacksonville, Florida; Savannah, Georgia; Saint- Priest, France; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2000 was $92 million, including Champion for the period of July- December, $88 million in 1999, and $144 million in 1998.

   Environmental Protection

     The Company is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which it operates. Our continuing objectives are to: (1) control pollutants discharged into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and
(3) maintain 100% compliance with applicable laws and regulations. A total of $190 million was spent in 2000 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $136 million in 2001 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2002 is approximately $164 million and during the year 2003 is approximately $143 million.

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

     The Company expects the significant effort it has made in the analysis of environmental issues and the development of environmental control technology responses will enable it to keep costs for compliance with environmental regulations at, or below, industry averages. According to the National Council for Air & Stream Improvement (NCASI), pulp and paper industry averages for environmental capital expenditures, expressed as a percentage of total capital expenditures, ranged from 12% to 13% for the years 1995 through 1998. 1998 is the last year for which public reports are available. During that same time period, the Company's environmental capital expense, expressed as a percentage of total capital expense, ranged from approximately 7% to 10%. In 1999 and 2000, the Company's environmental capital expense, expressed as a percentage of total capital expense, were slightly below 8% and 13.5%, respectively. The Company believes these percentages continue to be significantly below industry averages.

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

     Approximately 5,500 of our U.S. based hourly employees are subject to labor agreements that are scheduled to be negotiated during 2001.

   Raw Materials

     For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

   Forward-looking Statements

     Our disclosure and analysis in this report and in our Annual Report, and in particular, statements found in Management's Discussion and Analysis in the Annual Report, contain some forward-looking statements. Forward- looking statements reflect our expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. They use words such as "estimate," "anticipate," "plan," "expect," "project," "intend," "believe," and similar meanings in connection with any discussion of future operating or financial performance. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. We also provide oral or written forward-looking statements in other materials we release to the public.

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

Mills and Plants

     A listing of our production facilities, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference. Presented below is a listing of the Company's leased facilities:

Printing and Communications Papers  (4)
----------------------------------

Mira Loma, California (C&D Center)
West Springfield, Massachusetts
Wilmington, North Carolina (Reclaim Center)
Saybook, Ohio (C&D Center)

Consumer and Industrial Packaging  (9)
---------------------------------

Fordyce, Arkansas
Alcala, Spain
Longueuil, Quebec, Canada
San Salvador, El Salvador
La Grange, Georgia
Santiago, Chile
Manila, Philippines
Harrison, New Jersey
Moonachie, New Jersey

Distribution  (222)
------------

Stores Group - Chicago, Illinois  139 locations
Southeast Region - Greensboro, North Carolina - Middle Atlantic States and Southeast 15 locations
West Region - Denver, Colorado - West, Midwest and South 26 locations Specialty Business Group - Erlanger, Kentucky 3 locations
Central Region - Erlanger Kentucky - Midwest 12 locations
Northeast Region - East Granby, Connecticut - New England and Middle Atlantic States 12 locations
Aussedat Rey France - Distribution S.A., Pantin, France 1 location Chihuahua, Mexico 6 locations
Recom Papers - Nijmegen, Netherlands 1 location
Impap - Warsaw, Poland 7 locations

Forestlands  (4)
-----------

Waycross, Georgia
Slaughter - Dallas, Texas - Southwest and Northwest Branches 2 locations Chino, California

Carter Holt Harvey  (36)
------------------

Box Hill, Victoria Australia
Hamilton Central, Queensland, Australia
Sydney, New South Wales, Australia
Whangarei, Marsden Point, New Zealand
Building Supplies Retail Outlets in New Zealand  18 locations

Keon Park, Victoria, Australia
Case Manufacturing, Suva, Fiji
Carton Manufacturing Crestmead, Queensland, Australia
Dandenong, Victoria, Australia
Reservoir, Victoria, Australia
Sydney, Australia
Melbourne, Australia
Plastic Packaging, Santiago, Chile
Paper Merchant Warehousing and Distribution Centers - Australia and New Zealand 6 locations

Weldwood of Canada  (4)
------------------  -
Burns Lake, British Columbia  3 locations
Williams Lake, British Columbia

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

Item 3.  Legal Proceedings

Masonite Litigation

     Three nationwide class action lawsuits relating to products manufactured by Masonite Corporation that were filed against the Company have been settled in recent years.

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

     Reserves for these matters total $92 million at December 31, 2000, net of expected future insurance recoveries of $43 million. This amount includes $25 million added to the reserve for hardboard siding claims in the fourth quarter of 1999 (some of which has now been paid to claimants) and an additional $125 million added to that reserve in the third quarter of 2000 to cover an expected shortfall, resulting primarily from a higher number of hardboard siding claims than anticipated. It is reasonably possible that the higher number of hardboard siding claims might be indicative of the need for one or more future additions to this reserve. However, whether or not any future additions to this reserve become necessary, we believe that these settlements will not have a material adverse effect on our consolidated financial position or results of operations.

     Through December 31, 2000, net settlement payments of $277 million, including the $51 million of non- refundable advances of attorneys' fees discussed above, have been made. Also, we have received $27 million related to these matters from our insurance carriers through December 31, 2000. International Paper and Masonite have the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters will be retained after the planned sale of Masonite is completed.

Other Litigation

     In March and April 2000, Champion and 10 members of its board of directors were served with six lawsuits that have been filed in the Supreme Court for the State of New York, New York County. Each of the suits purports to be a class action filed on behalf of Champion shareholders and alleges that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper. The lawsuits seek compensatory and other damages and costs and expenses associated with the litigation. Champion has filed a motion to dismiss, which as of February 26, 2001 has not been decided.

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

     Robert M. Amen, 51, executive vice president since 2000. He served as President of International Paper -- Europe from 1996 to 2000 and prior to that was vice president.

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

Item 11.  Executive Compensation

     Information with respect to the compensation of executives and directors of the Company is included in the Company's proxy statement on the pages set forth below, which information is incorporated herein by reference:

     A description of the compensation of the Company's directors is set forth on page 9.

     A discussion regarding the Company's compensation committee interlocks and insider participation is set forth on page 16.

     A description of the compensation of the Company's executive officers is set forth on pages 18 through 22.

     A discussion regarding termination agreements with various executive officers of the Company is set forth on pages 23 and 24.

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

*(13)     2000 Annual Report to Shareholders of the Company.

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