Form 10-K405
period 2001-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2002-03-18
CIK 51434

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for Fiscal Year Ended December 31, 2001

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of
    1934

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

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
                 Title of each class              which registered
                 -------------------              ----------------
        Common Stock, $1 per share par value   New York Stock Exchange
             7 7/8% Debentures due 2038        New York Stock Exchange

                               -----------------

       Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               -----------------

   The aggregate market value of the common stock of the Company outstanding as of March 12, 2002, held by non-affiliates of the Company was $21,399,113,271, calculated on the basis of the closing price on the Composite Tape on March 12, 2002. For this computation, the Company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company and their associates as a group and treasury stock. Such exclusion is not to signify in any way that members of this group are 'affiliates' of the Company.

   The number of shares outstanding of the Company's common stock, as of March 12, 2002:

                     Outstanding               In Treasury
                     -----------               -----------
                     482,716,847                1,912,972

   The following documents are incorporated by reference into the parts of this report indicated below:

2001 Annual Report to Shareholders
  (Inside front cover and pages 18 through 78)............................... Parts I, II, and IV
Proxy Statement dated March 25, 2002 (to be filed on or about March 25, 2002) Part III

================================================================================

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

   In the United States at December 31, 2001, the Company operated 33 pulp, paper and packaging mills, 90 converting and packaging plants, 35 wood products facilities, seven specialty panels and laminated products plants and eight specialty chemicals plants. Production facilities at December 31, 2001 in Europe, Asia, South America and Canada included 12 pulp, paper and packaging mills, 45 converting and packaging plants, 10 wood products facilities, three specialty panels and laminated products plants and seven specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products through over 289 distribution branches located primarily in the United States. At December 31, 2001, the Company and its subsidiaries controlled about 10.4 million acres of forestlands in the United States, 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada and Russia.

   Through Carter Holt Harvey, a New Zealand company which is approximately 50.4% owned by International Paper, the Company operates five mills producing pulp, paper, packaging and tissue products, 24 converting and packaging plants and 63 wood products manufacturing and distribution facilities, primarily in New Zealand and Australia. Carter Holt Harvey distributes paper and packaging products through six distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey owns approximately 810,000 acres of forestlands.

   For financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial and Consumer Packaging; Distribution; Forest Products; Carter Holt Harvey; and Other Businesses. A description of these business segments can be found on pages 19 through 21 of our 2001 Annual Report to Shareholders (Annual Report), which information is incorporated herein by reference.

   From 1996 through 2001, International Paper's capital expenditures approximated $8.1 billion, excluding expenditures for mergers and acquisitions. These capital expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending in 2001 was $1.0 billion and is budgeted to be approximately $1.0 billion in 2002. This amount is below our annual depreciation and amortization expense of $1.9 billion. You can find more information about capital expenditures on page 25 of our Annual Report, which information is incorporated herein by reference.

   Discussions of mergers and acquisitions can be found on pages 26 and 48 of the Annual Report, which information is incorporated herein by reference.

   You can find discussions of restructuring charges, divestitures and other special items on pages 26, 27, 29 through 32 and 48 through 59 of the Annual Report, which information is incorporated herein by reference.

   Throughout this 10-K report, we 'incorporate by reference' certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information.

  Financial Information Concerning Industry Segments

   The financial information concerning segments is set forth on pages 38 and 39 of the Annual Report, which information is incorporated herein by reference.

  Financial Information About International and Domestic Operations

   The financial information concerning international and domestic operations and export sales is set forth on page 39 of the Annual Report, which information is incorporated herein by reference.

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

   Many factors influence the Company's competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 18 through 25 of the Annual Report, which information is incorporated herein by reference.

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

  Description of Principal Products

   The Company's principal products are described on pages 19 through 21 of the Annual Report, which information is incorporated herein by reference.

   Sales volumes of major products for 2001, 2000 and 1999 were as follows:

                          Sales By Volume (1) (2) (3)
                                  (Unaudited)

                                                      2001  2000  1999
                                                      ----- ----- -----
         Printing papers (In thousands of tons)
          Uncoated Papers and Bristols............... 6,439 5,957 5,342
          Coated papers.............................. 2,132 2,062 1,263
          Market Pulp(4)............................. 2,531 1,996 1,503
         Packaging
          Containerboard............................. 2,091 2,347 2,874
          Bleached Packaging Board................... 1,247 1,339 1,460
          Kraft......................................   587   489   423
          Industrial and Consumer Packaging.......... 4,683 5,135 5,064
         Forest Products (In millions)
          Panels..................................... 2,991 2,380 1,910
          Lumber (board feet)........................ 4,089 3,302 2,759
          MDF and Particleboard (sq. ft. 3/4"--basis)   660   654   385

--------
(1) Includes third party and inter-segment sales.
(2) Includes sales volumes for Champion from July 1, 2000.
(3) Sales volumes for divested businesses are included through the date of sale.
(4) Includes internal sales to mills.

  Research and Development

   The Company operates research and development centers at Sterling Forest, New York; Cincinnati, Ohio; Kaukauna, Wisconsin; Odenton, Maryland; Jacksonville, Florida; Savannah, Georgia; Annecy, France; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2001 was $92 million; $92 million in 2000, including Champion for the period of July-December; and $88 million in 1999.

  Environmental Protection

   Information concerning the effects of the Company's compliance with Federal, State and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 33 through 35 of the Annual Report, which information is incorporated herein by reference.

  Employees

   As of December 31, 2001, the Company had approximately 100,000 employees, 63,000 of whom were located in the United States. Of the domestic employees, approximately 35,000 are hourly employees, 21,000 of whom are represented by the Paper, Allied-Industrial, Chemical and Energy International Union.

   During 2001, labor agreements were ratified at four mills. During 2002 labor agreements are scheduled to be negotiated at six mills: Texarkana; Ticonderoga; Savannah; Courtland; Augusta and Pineville.

   During 2001, 19 labor agreements were settled in non-papermill operations. Settlements included 12 in paper converting, three in building materials, two in distribution, one in chemicals and one office workers unit. During 2002, 25 non-papermill operations will negotiate new labor agreements.

   In 2001, effects of sale, closure or downsizing agreements were bargained with unions at 18 locations including six papermills, four building materials plants, five paper converting operations, two distribution sites and one forest resources operation.

   Approximately 5,600 of our U.S. based hourly employees are subject to labor agreements that are scheduled to be negotiated during 2002.

  Raw Materials

   For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

  Forward-looking Statements

   Certain statements in this report and in our 2001 Annual Report to Shareholders, and in particular, statements found in Management's Discussion and Analysis, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, "believe," "expect," "plan," "appear," "project," "estimate," "intend," and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the timing and magnitude of the expected economic recovery, fluctuations in foreign currency exchange rates against the U.S. dollar, fluctuations in interests rates, changes in overall demand, whether our initiatives relating to balancing our supply with customer demand will be successful, changes in domestic or foreign competition, changes in the cost or availability of raw materials, the cost of compliance with environmental laws and regulations, and whether anticipated savings from restructuring activities and facility rationalizations can be achieved. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. International Paper does not assume any obligation to update these forward-looking statements.

Item 2.  Properties

Forestlands

   The principal raw material used by International Paper is wood in various forms. As of December 31, 2001, the Company or its subsidiaries controlled approximately 10.4 million acres of forestlands in the United States, 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada. An additional 810,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of the Company.

   During 2001, the U.S. forestlands supplied 18 million tons of roundwood to the Company's U.S. facilities. This amounted to the following percentages of the roundwood requirements of its U.S. mills and forest products facilities:
19% in its Northern mills and 41% in its Southern mills. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, in 2001, 10 million tons of wood were sold to other users. In November 1994, we adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

Mills and Plants

   A listing of our production facilities, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

   The Company's facilities are in good operating condition and are suited for the purposes for which they are presently being used. We continue to study the economics of modernization or adopting other alternatives for higher cost facilities.

Capital Investments and Dispositions

   Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find planned capital investments for 2002, dispositions, and restructuring activities as of December 31, 2001 on pages 19, 25 through 32 and 48 through 59 of the Annual Report, which information is incorporated herein by reference.

Item 3.  Legal Proceedings

   Information concerning the Company's legal proceedings is set forth on pages 33 through 35 and 61 through 65 of the Annual Report, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Dividends per share data on the Company's common stock and the high and low sale prices for the Company's common stock are set forth on page 74 of the Annual Report and are incorporated herein by reference.

   As of March 12, 2002, there were 39,653 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

   The Company columnar table showing selected financial data for the Company is set forth on pages 74 through 76 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   Management discussion and analysis on the consolidated financial statements are set forth on pages 18 through 37 of the Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

   Quantitative and qualitative disclosures about market risk are set forth on pages 36 and 37 of the Annual Report and are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The Company's consolidated financial statements, the notes thereto and the reports of the independent public accountants and Company management are set forth on pages 40 through 73 of the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company is included on pages 11 through 13 of the Company's Proxy Statement, dated March 25, 2002 (Proxy Statement), to be filed on or about March 25, 2002, which information is incorporated herein by reference. Information with respect to the executive officers of the Company is set forth below:

   John T. Dillon, 63, chairman and chief executive officer since 1996. Prior to that he was executive vice president-packaging from 1987 to 1995, when he became president and chief operating officer.

   Robert M. Amen, 52, executive vice president since 2000. He served as President of International Paper- Europe from 1996 to 2000 and prior to that was vice president-consumer packaging.

   John V. Faraci, 52, executive vice president and chief financial officer since 2000. Prior to that he was senior vice president-finance and chief financial officer from 1999. From 1995 until 1999 he was chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand.

   James P. Melican Jr., 61, executive vice president since 1991. Prior to that he was senior vice president and general counsel from 1987 until 1991.

   David W. Oskin, 59, executive vice president since 1995. He was chief executive and managing director of Carter Holt Harvey Limited of New Zealand from 1992 to 1995. Prior to that he was senior vice president-distribution, timber and wood.

   Marianne M. Parrs, 58, executive vice president since 1999. She was senior vice president and chief financial officer from 1995 to 1999.

   Andrew R. Lessin, 59, vice president-finance and chief accounting officer since 2000. From 1995 to 2000 he was vice president and controller. Prior to that he was controller from 1991 to 1995.

   William B. Lytton, 53, senior vice president and general counsel since January 1999. From 1996 to 1999 he was vice president and general counsel.

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

Item 11.  Executive Compensation

   Information with respect to the compensation of executives and directors of the Company is included in the Proxy Statement on the pages set forth below, which information is incorporated herein by reference:

   A description of the compensation of the Company's directors is set forth on page 10.

   A discussion regarding the Company's compensation committee interlocks and insider participation is set forth on page 16.

   A description of the compensation of the Company's executive officers is set forth on pages 14 through 16 and pages 18 through 23.

   A discussion regarding termination agreements with various executive officers of the Company is set forth on pages 24 and 25.

   The Report of the Management Development and Compensation Committee of the Board of Directors is set forth on pages 14 through 16.

   The Performance Graph comparing an investment in Company Stock with an investment in the S&P 500 and peer group companies is set forth on page 17.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   A description of the security ownership of certain beneficial owners and management is set forth on pages 8 and 9 of the Proxy Statement and is incorporated herein by reference.

   The table showing ownership of the Company's common stock held by individual directors and by directors and executive officers as a group is set forth on pages 8 and 9 of the Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   A description of certain relationships and related transactions is set forth on page 7 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.  Consolidated financial statements

   The consolidated financial statements of the Company and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the Annual Report:

                                                                               Page
                                                                               -----
Consolidated statement of earnings for fiscal years ended December 31, 2001,
  2000 and 1999...............................................................    41
Consolidated balance sheet at December 31, 2001 and 2000......................    42
Consolidated statement of cash flows for fiscal years ended December 31, 2001,
  2000 and 1999...............................................................    43
Consolidated statement of common shareholders' equity.........................    44
Notes to consolidated financial statements.................................... 45-73
Report of independent public accountants......................................    40

2.  Financial statement schedule

   The following additional financial data should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

                 ADDITIONAL FINANCIAL DATA 2001, 2000 AND 1999

Report of Independent Public Accountants on Financial Statement Schedule... 13 Consolidated Schedule:
   II  Valuation and Qualifying Accounts................................... 14

3.  Exhibits


(3.1) Form of Restated Certificate of Incorporation of International Paper Company (incorporated by reference to the Company's Report on Form 8-K dated November 20, 1990, File No. 1-3157).

(3.2) Certificate of Amendment to the Certificate of Incorporation of International Paper Company
      (incorporated herein by reference to Exhibit (3) (i) to the Company's Quarterly Report on Form 10-Q for
      the quarter ended June 30, 1999, File No. 1-3157).

(3.3) Certificate of Amendment of the Certificate of Incorporation of International Paper Company
      (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2001, File No. 1-3157).

(3.4) By-laws of the Company, as amended.

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

(4.6) Form of New Floating Rate Notes due July 8, 2002 (incorporated by reference to Exhibit 4.1 to
      International Paper Company's Registration Statement on Form S-4, dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.7) Form of New 8% Notes due July 8, 2003 (incorporated by reference to Exhibit 4.1 to International Paper
      Company's Registration Statement on Form S-4 dated October 23, 2000, as amended November 15,
      2000, File No. 333-48434).

(4.8) Form of New 8 1/8% Note due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International
      Paper Company's Registration Statement on Form S-4 dated October 23, 2000, as amended November
      15, 2000, File No. 333-48434).


(4.9)   Zero Coupon Convertible Debentures due June 20, 2021 (incorporated by reference to Exhibit 4.2 to
        International Paper Company's Registration Statement on Form S-3 dated June 20, 2001, as amended
        September 7, 2001, October 31, 2001 and January 16, 2002, File No. 333-69082).

(4.10)  6.75% Notes due 2011 Supplemental Indenture between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
        10-Q dated September 30, 2001, File No. 1-3157).

(4.11)  In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-
        term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)  Long-Term Incentive Compensation Plan, as amended

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

(10.5)  Management Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-3157).

(10.6)  Form of individual non-qualified stock option agreement under the Company's Long-Term Incentive
        Compensation Plan.

(10.7)  Form of individual executive continuity award under the Company Long-Term Incentive
        Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.8a) Form of Change of Control Agreement for Chief Executive Officer

(10.8b) Form of Change of Control Agreement--Tier I

(10.8c) Form of Change of Control Agreement--Tier II

(10.9)  Unfunded Supplemental Retirement Plan for Senior Managers, as amended.

(10.11) International Paper Company Unfunded Savings Plan (incorporated by reference to the Company's
        Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.12) International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to the Company's Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.13) International Paper Company Unfunded Supplemental Plan for Senior Managers (incorporated by reference to the Company's Form 10K/A for the fiscal year ended 2000, dated January 16, 2002, File
        No. 1-3157).

(10.14) Agreement by and between C.W. Smith and International Paper Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
        2001, File No. 1-3157).

(11)    Statement of Computation of Per Share Earnings.

(12)    Computation of Ratio of Earnings to Fixed Charges.

(13)    2001 Annual Report to Shareholders of the Company.

(21)    List of Subsidiaries of Registrant.

(23)    Consent of Independent Public Accountants (Arthur Andersen LLP).

(24)    Power of Attorney.

   (b) Reports on Form 8-K

   International Paper filed a report on Form 8-K on October 17, 2001, reporting earnings for the quarter ended September 30, 2001.

   International Paper filed a report on Form 8-K on November 27, 2001 under
Item 9, reporting that Mr. Amen was speaking at an industry conference and including copies of his presentation.

   International Paper filed a report on Form 8-K on January 22, 2002 under
Item 5, reporting earnings for quarter ended December 31, 2001 and earnings for the year ended December 31, 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To International Paper Company:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Company's 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

New York, N.Y.
February 12, 2002

                                                                    SCHEDULE II

           INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                   For the Year Ended December 31, 2001
                                         ---------------------------------------------------------
                                                                 Additions
                                          Balance at  Additions  Charged to Deductions  Balance at
                                         Beginning of Charged to   Other       From       End of
Description                                 Period     Earnings   Accounts   Reserves     Period
-----------                              ------------ ---------- ---------- ----------  ----------
                                                               (In millions)
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
   Doubtful accounts--current...........     $128        $ 82                 $ (31)(a)    $179
   Restructuring reserves...............      242         385                  (306)(b)     321

                                                   For the Year Ended December 31, 2000
                                         ---------------------------------------------------------
                                                                 Additions
                                          Balance at  Additions  Charged to Deductions  Balance at
                                         Beginning of Charged to   Other       From       End of
Description                                 Period     Earnings   Accounts   Reserves     Period
-----------                              ------------ ---------- ---------- ----------  ----------
                                                               (In millions)
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
   Doubtful accounts--current...........     $106        $ 46                 $ (24)(a)    $128
   Restructuring reserves...............      115         248                  (121)(b)     242

                                                   For the Year Ended December 31, 1999
                                         ---------------------------------------------------------
                                                                 Additions
                                          Balance at  Additions  Charged to Deductions  Balance at
                                         Beginning of Charged to   Other       From       End of
Description                                 Period     Earnings   Accounts   Reserves     Period
-----------                              ------------ ---------- ---------- ----------  ----------
                                                               (In millions)
Reserves Applied Against Specific Assets
  Shown on Balance Sheet:
   Doubtful accounts--current...........     $115        $ 34                 $ (43)(a)    $106
   Restructuring reserves...............       71         149                  (105)(b)     115

--------
(a) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.
(b) Includes payments and deductions for reversals of previously established reserves that were no longer required.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERNATIONAL PAPER COMPANY

                                                     /S/  BARBARA L. SMITHERS
                                               By: -----------------------------
                                                        Barbara L. Smithers
                                                   Vice President and Secretary

March 18, 2002

                                  SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                           Title                    Date
          ---------                           -----                    ----
    /S/  JOHN T. DILLON           Chairman of the Board, Chief    March 18, 2002
-----------------------------       Executive Officer and
       John T. Dillon               Director

    /S/  ROBERT J. EATON *        Director                        March 18, 2002
-----------------------------
       Robert J. Eaton

    /S/  SAMIR G. GIBARA*         Director                        March 18, 2002
-----------------------------
       Samir G. Gibara

    /S/  JAMES A. HENDERSON*      Director                        March 18, 2002
-----------------------------
     James A. Henderson

    /S/  JOHN R. KENNEDY*         Director                        March 18, 2002
-----------------------------
       John R. Kennedy

    /S/  ROBERT D. KENNEDY*       Director                        March 18, 2002
-----------------------------
      Robert D. Kennedy

    /S/  W. CRAIG MCCLELLAND*     Director                        March 18, 2002
-----------------------------
     W. Craig McClelland

    /S/  DONALD F. MCHENRY*       Director                        March 18, 2002
-----------------------------
      Donald F. McHenry

    /S/  PATRICK F. NOONAN*       Director                        March 18, 2002
-----------------------------
      Patrick F. Noonan

    /S/  JANE C. PFEIFFER*        Director                        March 18, 2002
-----------------------------
      Jane C. Pfeiffer

    /S/  JEREMIAH J. SHEEHAN*     Director                        March 18, 2002
-----------------------------
     Jeremiah J. Sheehan

    /S/  CHARLES R. SHOEMATE*     Director                        March 18, 2002
-----------------------------
     Charles R. Shoemate

    /S/  JOHN V. FARACI                                           March 18, 2002
-----------------------------     Executive Vice President and
       John V. Faraci               Chief Financial Officer

    /S/  ANDREW R. LESSIN                                         March 18, 2002
-----------------------------     Vice President--Finance and
      Andrew R. Lessin              Chief Accounting Officer


       /S/  BARBARA L. SMITHERS
  *By: -------------------------
          Barbara L. Smithers
           Attorney-in-fact

                                                                     Appendix I
2001 Listing of Facilities
(All facilities are owned except noted otherwise)

PRINTING PAPERS                        Svetogorsk, Russia          Solon, Ohio
                                       Inverurie, Scotland         Wooster, Ohio
Business Papers, Coated                                            Lancaster, Pennsylvania
 Papers, Fine Papers and            INDUSTRIAL AND CONSUMER        Mount Carmel,
 Pulp                                PACKAGING                      Pennsylvania
 U.S.:                                                             Washington,
   Courtland, Alabama               INDUSTRIAL PACKAGING            Pennsylvania
   Selma,                                                          Georgetown, South
    Alabama (Riverdale              Containerboard                  Carolina
    Mill)                            U.S.:                         Spartanburg, South
   Pine Bluff, Arkansas                Prattville, Alabama          Carolina
   Mira Loma, California               Savannah, Georgia           Morristown, Tennessee
    leased (C & D Center)              Terre Haute, Indiana        Murfreesboro, Tennessee
   Pensacola, Florida                  Mansfield, Louisiana        Dallas, Texas
   Augusta, Georgia                    Pineville, Louisiana        Edinburg, Texas
   Bastrop,                            Vicksburg, Mississippi      El Paso, Texas
    Louisiana (Louisiana               Oswego, New York            Ft. Worth, Texas
    Mill)                              Roanoke Rapids, North       San Antonio, Texas
   Springhill,                          Carolina                   Richmond, Virginia
    Louisiana (C & D                   Georgetown, South           Cedarburg, Wisconsin
    Center)                             Carolina                   Fond du Lac, Wisconsin
   Bucksport, Maine                    International:            Emerging Markets
   Jay,                                Arles, France               Ranagua, Chile
    Maine (Androscoggin                                            Bayamon, Puerto Rico
    Mill)                           Corrugated Container         International:
   West Springfield,                 U.S.:                         Las Palmas, Canary
    Massachusetts leased               Bay Minette, Alabama         Islands (2 locations)
   Westfield,                          Decatur, Alabama            Tenerife, Canary
    Massachusetts (C & D               Conway, Arkansas             Islands
    center)                            Fordyce, Arkansas           Arles, France
   Quinnesec, Michigan                  leased                     Chalon-sur-Saone,
   Sturgis, Michigan (C &              Jonesboro, Arkansas          France
    D Center)                          Russellville, Arkansas      Chantilly, France
   Sartell, Minnesota                  Carson, California          Creil, France
   Corinth, New                        Hanford, California         LePuy, France
    York (Hudson River                 Modesto, California         Mortagne, France
    Mill)                              Stockton, California        Guadeloupe, French
   Ticonderoga, New York               Vernon, California           West Indies
   Riegelwood, North                   Putnam, Connecticut         Asbourne, Ireland
    Carolina                           Auburndale, Florida         Bellusco, Italy
   Wilmington, North                   Forest Park, Georgia        Catania, Italy
    Carolina leased                    Savannah, Georgia           Pomezia, Italy
    (Reclaim Center)                   Statesboro, Georgia         San Felice, Italy
   Hamilton, Ohio                      Chicago, Illinois           Alcala, Spain leased
   Saybrook, Ohio                      Des Plaines, Illinois       Almeria, Spain leased
    leased (C & D center)              Fort Wayne, Indiana         Barcelona, Spain
   Erie, Pennsylvania                  Lexington, Kentucky         Bilbao, Spain
   Hazleton,                           LaFayette, Louisiana        Gandia, Spain
    Pennsylvania (C & D                Shreveport, Louisiana       Valladolid, Spain
    Center)                            Springhill, Louisiana       Thrapston, United
   Lock Haven,                         Auburn, Maine                Kingdom
    Pennsylvania                       Howell, Michigan            Winsford, United
   Eastover, South                     Kalamazoo, Michigan          Kingdom
    Carolina                           Monroe, Michigan         Kraft Paper
   Georgetown, South                   Minneapolis, Minnesota      Savannah, Georgia
    Carolina                           Houston, Mississippi        Mansfield, Louisiana
   Sumter, South                       Kansas City, Missouri       Roanoke Rapids, North
    Carolina (C & D                    Geneva, New York             Carolina
    Center)                            King's Mountain, North      Courtland, Alabama
   Franklin, Virginia                   Carolina                   Franklin, Virginia
                                       Statesville, North
International:                          Carolina                CONSUMER PACKAGING
                                       Cincinnati, Ohio
   Mogi Guacu, Sao Paulo, Brasil                                Bleached Board
   Aropoti Parana, Brasil                                          Pine Bluff, Arkansas
   Hinton, Alberta, Canada                                         Augusta, Georgia
   Quesnel, British                                                Riegelwood, North
    Columbia, Canada                                                Carolina
   Maresquel, France                                               Georgetown, South
   Saillat, France                                                  Carolina
   Saint Die,                                                      Prosperity, South
    France (Anould Mill)                                            Carolina
   Strasbourg, France (La
    Robertsau Mill)
   Klucze, Poland
   Kwidzyn, Poland

   Texarkana, Texas          DISTRIBUTION                      Gurdon, Arkansas
                                                               Whelen Springs,
Beverage Packaging           Xpedx                              Arkansas
 U.S.:                        U.S.:                            McDavid, Florida
   Turlock, California          Stores Group                   Whitehouse, Florida
   Plant City, Florida           Chicago, Illinois             Augusta, Georgia
   Cedar Rapids, Iowa            155 locations                 Cordele, Georgia
   Kansas City, Kansas            nationwide 147 leased        Folkston, Georgia
   Framingham,                   SouthCentral Region           Meldrim, Georgia
    Massachusetts                Greensboro, North             Springhill, Louisiana
   Kalamazoo, Michigan            Carolina                     Wiggins, Mississippi
   Raleigh, North Carolina       28 branches in the            Joplin, Missouri
 International:                   Middle                       Madison, New Hampshire
   London, Ontario, Canada       Atlantic and                  Armour, North Carolina
   Longueuil, Quebec,             Southeast States 12          Seaboard, North
    Canada leased                 leased                        Carolina
   Shanghai, China               7 branches in                 Johnston, South
   Santiago, Dominican            Michigan and Ohio             Carolina
    Republic                      1 leased                     Newberry, South
   San Salvador, El             West Region                     Carolina
    Salvador leased              Denver, Colorado              Sampit, South Carolina
   Fukusaki, Japan               62 branches in the            Camden, Texas
   Seoul, Korea                   West,                        Corrigan, Texas
   Taipei, Taiwan                Midwest and South             Henderson, Texas
   Guacara,Venezuela              States 41 leased             Jefferson, Texas
                                Specialty Business             Nacogdoches, Texas
Foodservice                      Group                         New Boston, Texas
 U.S.:                           Erlanger, Kentucky            Franklin, Virginia
   Visalia, California           3 branches                    Slaughter
   Shelbyville, Illinois          nationwide all leased         Dallas, Texas (Miller
   Hopkinsville, Kentucky       Northeast Region                 Rd)
   Wilmington, North             Hartford, Connecticut          Northwest (Milwaukee,
    Carolina                     15 branches in New              OR) leased
   Kenton, Ohio                   England
   Jackson, Tennessee            and Middle Atlantic         International:
 International:                   States 13 leased             Burns Lake, British
   Brisbane, Australia        International:                    Columbia (2 plants)
   Santiago, Chile leased       Papateries de France           Houston, British
   Bogota, Columbia              Pantin, France 2               Columbia
   Bombay, India                  locations 1 leased           100 Mile House,
   Manila, Philippines           Chihuahua, Mexico 10           British Columbia
    leased                        locations all leased         Quesnel, British
                                 Scalida, Nijmegen,             Columbia (2 plants)
Shorewood Packaging               Netherlands 2                Williams Lake, British
 U.S.:                            locations                     Columbia
   Waterbury, Connecticut         1 leased                     Hinton, Alberta
   LaGrange, Georgia            Impap                          Strachan, Alberta
   Indianapolis, Indiana         Tczew, Poland 5               Sundre, Alberta
   Louisville, Kentucky           locations 3 leased
   Hendersonville, North                                    CARTER HOLT HARVEY
    Carolina                 FOREST PRODUCTS
   Weaverville, North        Forest Resources               Forestlands
    Carolina                  U.S.:                            Approximately 810,000
   Clifton, New Jersey          Approximately 10.4             acres in New Zealand
   Edison, New Jersey            million
   Englewood, New Jersey        acres in the U.S.,          Wood Products
   Harrison, New Jersey          mostly in the South           Sawmills and
    leased                    International:                    Processing Plants
   West Deptford, New           Approximately 1.5               Mt. Gambier, South
    Jersey                       million acres in                Australia
   Springfield, Oregon          Brazil                          Myrtleford, Victoria
   Danville, Virginia                                           Oberon, New South
   Newport News, Virginia    Realty Projects                     Wales
   Roanoke, Virginia            Haig Point Incorporated         Morwell, Australia
 International:                 Daufuskie Island,               Box Hill, Victoria
   Smith Falls, Ontario,         South Carolina                  leased
    Canada                                                      Kopu, New Zealand
   Brockville, Ontario,      Wood Products                      Nelson, New Zealand
    Canada                    U.S.:                             Putaruru, New Zealand
   Toronto, Ontario,            Chapman, Alabama                Rotorua, New Zealand
    Canada                      Citronelle, Alabama             Taupo, New Zealand
   Ebbw Vale, Wales,            Maplesville, Alabama            Tokoroa, New Zealand
    United Kingdom              Opelika, Alabama
   Guangzhou, China             Thorsby, Alabama               Timber
                                Tuscaloosa, Alabama             Merchants--Australia
                                Leola, Arkansas                 Box Hill, Victoria
                                                                 leased
                                                                Hamilton Central,
                                                                 Queensland
                                                                Sydney, New South
                                                                 Wales leased

Plywood Mills                                  Crestmead, Queensland,    Industrial Papers
   Myrtleford, Victoria                         Australia leased          U.S.:
   Nangwarry, South                            Dandenong, Victoria,         Lancaster, Ohio
    Australia                                   Australia leased            De Pere, Wisconsin
   Tokoroa, New Zealand                       Reservoir, Victoria,          Kaukauna, Wisconsin
   Whangarei, Marsden                          Australia leased             Menasha, Wisconsin
    Point, New Zealand                        Smithfield, New South       International:
                                               Wales,                       Limburg, Netherlands
    Panel Production Plants--New Zealand       Australia
    Auckland                                  Woodville, Australia       Decorative Products
    Kopu                                      Auckland, New Zealand       Particleboard
    Rangiora                                   Corrugated                   Franklin, Virginia
   Panel Production                             Manufacturing               Stuart, Virginia
    Plants--Australia                           Sydney, Australia           Waverly, Virginia
    Gympie, Queensland                            leased
    Mt. Gambier                               Melbourne, Australia        Specialty Panels
     (2 plants)                                leased                     U.S.:
    Oberon, New South                          Paper Bag                    Chino, California
     Wales                                      Manufacturing                leased
     (2 plants)                                 Penrose, New Zealand        Glasgow, Kentucky
    Tumut, New South Wales                     Paper Cups                   Odenton, Maryland
    St. Leonards, New                           Brisbane, Australia         Statesville, North
     South Wales leased                       Packaging and Tissue           Carolina
   Building Supplies                           Head Office                  Tarboro, North Carolina
    Retail Outlets                            South Yarra, Victoria,        Hampton, South Carolina
    Retail Outlets, 38                         Australia leased             Oshkosh, Wisconsin
     branches in                           Distribution                   International:
     New Zealand (22                           Paper Merchant               Bergerac, France
     leased)                                   Warehousing and               (Couze Mill)
Pulp and Paper                                 Distribution Centers,        Ussel, France
   Kraft Paper, Pulp,                          Australia, 3                 Barcelona, Spain
    Coated and Uncoated                         locations (3 leased)         (Durion Mill)
    Papers and Bristols                        New Zealand, 4
    Kinleith, New Zealand                       locations (3 leased)
   Cartonboard
    Whakatane, New Zealand                 OTHER BUSINESSES
   Containerboard                          Chemicals
    Kinleith, New Zealand                   U.S.:
    Penrose, New Zealand                      Panama City, Florida
   Fiber Recycling                            Pensacola, Florida
    Operation                                 Port St. Joe, Florida
    Auckland, New Zealand                     Savannah, Georgia
     leased                                   Valdosta, Georgia
   Specialty Products                         Oakdale, Louisiana
    Operations                                Picayune, Mississippi
    Auckland, New Zealand                     Dover, Ohio
Tissue                                      International:
   Pulp and Tissue                            Oulu, Finland
    Mills--New Zealand                        Valkeakoski, Finland
    Kawerau, New Zealand                      Niort, France
    Box Hill, Victoria                        Greaker, Norway
   Conversion Sites                           Sandarne, Sweden
    Box Hill, Victoria,                       Chester-Le-Street,
     Australia leased                          United Kingdom
    Clayton, Victoria,                        Bedlington, United
     Australia leased                          Kingdom
    Keon Park, Victoria,
     Australia leased                      Chemical Cellulose Pulp
    Suva, Fiji leased                         Natchez, Mississippi
    Auckland, New Zealand
     (2 plants)                            Hardrock Minerals
    Kawerau, New Zealand                      Alvin, Texas
    Te Rapa, New Zealand
     leased
Packaging
   Case Manufacturing
    Suva, Fiji leased
    Central (Levin, New
     Zealand)
    Northern (Auckland,
     New Zealand)
    Solid Fibre
     (Hamilton, New
     Zealand)
    Southern
     (Christchurch, New
     Zealand)
   Carton Manufacturing