Form 10-Q
period 2002-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2002-05-08
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to ______

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

                             Yes X          No
                                 __            ______
The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 482,903,749.


================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                                                                 PAGE NO.
PART I.              FINANCIAL INFORMATION
Item 1.              Financial Statements
                      Consolidated Statement of Earnings -
                        Three Months Ended March 31, 2002 and 2001                                                   1

                     Consolidated Balance Sheet -
                        March 31, 2002 and December 31, 2001                                                         2

                     Consolidated Statement of Cash Flows -
                        Three Months Ended March 31, 2002 and 2001                                                   3

                     Consolidated Statement of Common Shareholders' Equity -
                        Three Months Ended March 31, 2002 and 2001                                                   4

                     Notes to Consolidated Financial Statements                                                      5

Item 2.              Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                                   12

                     Financial Information by Industry Segment                                                      18

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                     20

PART II.             Other Information

Item 1.              Legal Proceedings                                                                              21

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              INTERNATIONAL PAPER COMPANY
                          Consolidated Statement of Earnings
                                      (Unaudited)
                         (In millions, except per share amounts)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                          ------------------------------------
                                                                                                2002               2001
                                                                                          -----------------  -----------------
Net Sales                                                                                          $ 6,038            $ 6,894
                                                                                          -----------------  -----------------
Costs and Expenses
   Cost of products sold                                                                             4,465              5,138
   Selling and administrative expenses                                                                 515                584
   Depreciation and amortization                                                                       382                476
   Distribution expenses                                                                               271                276
   Taxes other than payroll and income taxes                                                            71                 75
   Merger integration costs                                                                              -                 10
                                                                                          -----------------  -----------------
Total Costs and Expenses                                                                             5,704              6,559
   Reversal of reserves no longer required                                                              10                  -
                                                                                          -----------------  -----------------
Earnings Before Interest, Income Taxes, Minority Interest, Extraordinary Items
   and Cumulative Effect of Accounting Change                                                          344                335
   Interest expense, net                                                                               205                248
                                                                                          -----------------  -----------------
Earnings Before Income Taxes, Minority Interest, Extraordinary Items
   and Cumulative Effect of Accounting Change                                                          139                 87
   Income tax provision                                                                                 43                 27
   Minority interest expense, net of taxes                                                              31                 42
                                                                                          -----------------  -----------------
Earnings Before Extraordinary Items and Cumulative Effect of Accounting Change                          65                 18
   Net losses on sales and impairments of investments and businesses
     held for sale, net of taxes and minority interest                                                   -                (46)
   Cumulative effect of change in accounting for derivatives
     and hedging activities, net of taxes and minority interest                                          -                (16)
                                                                                          -----------------  -----------------
Net Earnings (Loss)                                                                                   $ 65              $ (44)
                                                                                          =================  =================

Basic and Diluted Earnings Per Common Share
   Earnings before extraordinary items and accounting change                                        $ 0.13             $ 0.04
   Extraordinary items                                                                                   -              (0.10)
   Cumulative effect of accounting change                                                                -              (0.03)
                                                                                          -----------------  -----------------
   Net earnings (loss)                                                                              $ 0.13            $ (0.09)
                                                                                          =================  =================
Average Shares of Common Stock Outstanding                                                           482.3              482.7
                                                                                          =================  =================
Cash Dividends Per Common Share                                                                     $ 0.25             $ 0.25
                                                                                          =================  =================


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                                    March 31,            December 31,
                                                                                       2002                  2001
                                                                                -------------------   -------------------
Assets
Current Assets
   Cash and temporary investments                                                          $   967               $ 1,224
   Accounts and notes receivable, net                                                        2,829                 2,650
   Inventories                                                                               2,740                 2,733
   Assets of businesses held for sale                                                          875                   648
   Other current assets                                                                      1,110                 1,057
                                                                                -------------------   -------------------
Total Current Assets                                                                         8,521                 8,312
                                                                                -------------------   -------------------
Plants, Properties and Equipment, net                                                       14,130                14,461
Forestlands                                                                                  4,014                 4,197
Investments                                                                                    240                   239
Goodwill                                                                                     6,560                 6,543
Deferred Charges and Other Assets                                                            3,411                 3,406
                                                                                -------------------   -------------------
Total Assets                                                                               $36,876               $37,158
                                                                                ===================   ===================

Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                                  $   709               $   957
   Accounts payable                                                                          1,808                 1,719
   Accrued payroll and benefits                                                                354                   423
   Liabilities of businesses held for sale                                                     184                   215
   Other accrued liabilities                                                                 1,923                 2,060
                                                                                -------------------   -------------------
Total Current Liabilities                                                                    4,978                 5,374
                                                                                -------------------   -------------------
Long-Term Debt                                                                              12,421                12,457
Deferred Income Taxes                                                                        3,990                 3,977
Other Liabilities                                                                            2,023                 1,980
Minority Interest                                                                            1,301                 1,274
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures                         1,805                 1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.6 shares in 2002 and 484.3 shares in 2001                   485                   484
   Paid-in capital                                                                           6,471                 6,465
   Retained earnings                                                                         4,566                 4,622
   Accumulated other comprehensive income (loss)                                            (1,091)               (1,175)
                                                                                -------------------   -------------------
                                                                                            10,431                10,396
   Less: Common stock held in treasury, at cost, 2002 - 1.9 shares
     2001 - 2.7 shares                                                                          73                   105
                                                                                -------------------   -------------------
Total Common Shareholders' Equity                                                           10,358                10,291
                                                                                -------------------   -------------------
Total Liabilities and Common Shareholders' Equity                                          $36,876               $37,158
                                                                                ===================   ===================

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                            ----------------------------------------
                                                                                  2002                  2001
                                                                            ------------------    ------------------
Operating Activities
  Net earnings (loss)                                                                  $   65                $  (44)
  Cumulative effect of accounting change                                                    -                    16
  Depreciation and amortization                                                           382                   476
  Deferred income tax provision (benefit)                                                   3                   (17)
  Payments related to restructuring, legal reserves and merger
    integration costs                                                                     (70)                 (150)
  Merger integration costs                                                                  -                    10
  Reversal of reserves no longer required                                                 (10)                    -
  Losses on sales of investments and businesses                                             4                    73
  Other, net                                                                              (53)                   17
  Changes in current assets and liabilities
    Accounts and notes receivable                                                        (106)                  (83)
    Inventories                                                                             6                     6
    Accounts payable and accrued liabilities                                               41                  (153)
    Other                                                                                 (40)                  (97)
                                                                            ------------------    ------------------
Cash Provided by Operations                                                               222                    54
                                                                            ------------------    ------------------
Investment Activities
  Invested in capital projects
     Ongoing businesses                                                                  (140)                 (175)
     Businesses sold and held for sale                                                    (13)                  (14)
  Proceeds from divestitures                                                               28                   866
  Other                                                                                   (42)                  (44)
                                                                            ------------------    ------------------
Cash (Used for) Provided by Investment Activities                                        (167)                  633
                                                                            ------------------    ------------------
Financing Activities
  Issuance of common stock                                                                 30                     8
  Issuance of debt                                                                          1                   104
  Reduction of debt                                                                      (223)                 (734)
  Change in bank overdrafts                                                                 3                    35
  Dividends paid                                                                         (121)                 (120)
  Other                                                                                    (5)                  (19)
                                                                            ------------------    ------------------
Cash Used for Financing Activities                                                       (315)                 (726)
                                                                            ------------------    ------------------
Effect of Exchange Rate Changes on Cash                                                     3                   (40)
                                                                            ------------------    ------------------
Change in Cash and Temporary Investments                                                 (257)                  (79)
Cash and Temporary Investments
  Beginning of the period                                                               1,224                 1,198
                                                                            ------------------    ------------------
  End of the period                                                                    $  967                $1,119
                                                                            ==================    ==================

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                        Three Months Ended March 31, 2002

                                                                              Accumulated                          Total
                                                                                 Other                            Common
                                Common Stock Issued    Paid-in   Retained   Comprehensive     Treasury Stock    Shareholders'
                                 Shares     Amount     Capital   Earnings   Income (Loss)   Shares      Amount    Equity
                               ---------- ----------  ---------- ---------- -------------- ----------  ---------- ----------
Balance, December 31, 2001        484,281      $ 484     $ 6,465    $ 4,622       $ (1,175)     2,693       $ 105    $10,291
Issuance of stock for various
   plans                              367          1           6          -              -       (975)        (38)        45
Repurchase of stock                     -          -           -          -              -        160           6         (6)
Cash dividends - Common
   stock ($0.25 per share)              -          -           -       (121)             -          -           -       (121)
Comprehensive income (loss):
  Net earnings                          -          -           -         65              -          -           -         65
  Change in cumulative
  foreign currency
  translation adjustment                -          -           -          -             45          -           -         45
  Net gain on cash flow
    hedging derivatives:
    Net gain arising during
    the period                          -          -           -          -             20          -           -         20
    Less: Reclassification
    adjustment for losses
    included in net income              -          -           -          -             19          -           -         19
                                                                                                                  ------------
   Total comprehensive income                                                                                            149
                               ---------- ----------  ---------- ---------- -------------- ----------  ---------- ------------
Balance, March 31, 2002           484,648      $ 485     $ 6,471    $ 4,566       $ (1,091)     1,878        $ 73    $10,358
                               ========== ==========  ========== ========== ============== ==========  ========== ============

                        Three Months Ended March 31, 2001

                                                                              Accumulated                            Total
                                                                                 Other                              Common
                                Common Stock Issued     Paid-in   Retained   Comprehensive     Treasury Stock    Shareholders'
                                 Shares     Amount      Capital   Earnings   Income (Loss)   Shares      Amount     Equity
                               ---------- ----------  ---------- ---------- -------------------------  ---------- ------------
Balance, December 31, 2000        484,160      $ 484     $ 6,501    $ 6,308       $ (1,142)     2,690       $ 117     $ 12,034
Issuance of stock for various
   plans                               16          -           4          -              -     (1,496)        (65)          69
Cash dividends - Common
   stock ($0.25 per share)              -          -           -       (120)             -          -           -         (120)
Comprehensive income (loss):
  Net loss                              -          -           -        (44)             -          -           -          (44)
  Change in cumulative
    foreign currency
    translation adjustment              -          -           -          -           (121)         -           -         (121)
  Net loss on cash flow
    hedging derivatives:
    Net loss arising
    during the period                   -          -           -          -             (6)         -           -           (6)
    Less: Reclassification
    adjustment for losses
    included in net income              -          -           -          -              1          -           -            1
                                                                                                                  ------------
   Total comprehensive loss                                                                                               (170)
                               ---------- ----------  ---------- ---------- -------------- ----------  ---------- ------------
Balance, March 31, 2001           484,176      $ 484     $ 6,505    $ 6,144       $ (1,268)     1,194        $ 52     $ 11,813
                               ========== ==========  ========== ========== ============== ==========  ========== ============

The accompanying notes are an integral part of these statements.

                          INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in International Paper's Annual Report on Form 10-K for the year ended December 31, 2001, which has previously been filed with the Securities and Exchange Commission.


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

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          -------------------------------
In millions, except per share amounts                                         2002              2001
-------------------------------------                                     -------------     -------------
Earnings before extraordinary items
   and cumulative effect of accounting change                                   $   65            $   18
Effect of dilutive securities                                                        -                 -
Earnings before extraordinary items and cumulative                         -------------     -------------
   effect of accounting change - assuming dilution                              $   65            $   18
                                                                          =============     =============

Average common shares outstanding                                                482.3             482.7
Effect of dilutive securities
   Stock options                                                                   2.0               1.0
                                                                          -------------     -------------
Average common shares outstanding - assuming dilution                            484.3             483.7
                                                                          =============     =============
Earnings per common share before extraordinary items
   and cumulative effect of accounting change                                   $ 0.13            $ 0.04
                                                                          =============     =============
Earnings per common share before extraordinary items
   and cumulative effect of accounting change - assuming dilution               $ 0.13            $ 0.04
                                                                          =============     =============

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included securities under the long-term incentive compensation plan and preferred securities of a subsidiary trust for the periods presented.

NOTE 3 - MERGERS AND ACQUISITIONS

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In March 2001, International Paper and Carter Holt Harvey each acquired a 25% interest in International Paper Pacific Millennium Limited. The resulting consolidated investment is accounted for under the equity method and is included in Investments in the accompanying consolidated balance sheet.


NOTE 4 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Restructuring and Other Charges:
-------------------------------

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth quarter 2001 restructuring reserves no longer required.

During the last three quarters of 2001, restructuring charges of $892 million before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. In addition, a $225 million pre-tax charge ($146 million after taxes) was recorded for additional Masonite legal reserves. The following table presents a roll forward of the cumulative severance and other costs included in the 2001 restructuring plans:


                                                                                       Severance
Dollars in millions                                                                    and Other
----------------------                                                             -------------------
Opening balance - second quarter 2001 (3,450 employees)                                         $ 225
   Additions - third quarter 2001 (1,176 employees)                                                73
   Additions - fourth quarter 2001 (1,463 employees)                                               87
   Cash charges - 2001 (3,383 employees)                                                         (131)
                                                                                   -------------------
Balance, December 31, 2001 (2,706 employees)                                                      254
   Cash charges - first quarter 2002 (1,178 employees)                                            (49)
   Reversal of reserves no longer required                                                         (3)
                                                                                   -------------------
Balance, March 31, 2002 (1,528 employees)                                                       $ 202
                                                                                   ===================




Also during the fourth quarter of 2001, International Paper recorded a pre-tax credit of $17 million ($11 million after taxes) for excess 1999, and 2000 second and fourth quarter restructuring reserves no longer required.

During 2000, International Paper recorded charges totaling $824 million before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. At December 31, 2001, the balance remaining for cumulative severance and other costs totaled $67 million relating to 466 employees. Cash payments in the first quarter of 2002 were $9 million relating to 58 employees, leaving a balance of $58 million at March 31, 2002.

International Paper continually evaluates its operations for improvement. When any such plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans.

Merger Integration Costs:
------------------------

During the first and second quarters of 2001, International Paper recorded pre-tax charges of $10 million ($6 million after taxes) and $32 million ($22 million after taxes), respectively, for Champion merger integration costs. These merger integration costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integration of Champion.

Extraordinary Items:
-------------------

During the first quarter of 2001, an extraordinary pre-tax loss of $73 million ($46 million after taxes) was recorded for asset impairments related to the Masonite business held for sale and disposition losses related to the sale of oil and gas properties and fee mineral and royalty interests. See Note 6 for a detailed discussion of these charges.


NOTE 5 - INVENTORIES

Inventories by major category were:

                                                            March 31,           December 31,
In millions                                                    2002                 2001
--------------                                           -----------------    -----------------
Raw materials                                                      $  400               $  442
Finished pulp, paper and packaging products                         1,620                1,582
Finished lumber and panel products                                    168                  175
Operating supplies                                                    490                  489
Other                                                                  62                   45
                                                         -----------------    -----------------
   Total                                                           $2,740               $2,733
                                                         =================    =================




While inventory quantities decreased, dollar amounts at March 31, 2002 increased due principally to the effect of changes in currency translation rates.


NOTE 6 -  BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through March 31, 2002, approximately $2.7 billion has been realized under the program, including cash and notes received plus debt assumed by the buyers.

Businesses Held for Sale:

Businesses in the divestment program at March 31, 2002 being marketed for sale included Arizona Chemical, Decorative Products, Industrial Papers and smaller businesses as well as other non-strategic forestlands.

Sales and operating earnings for each of the three month periods ended March 31, 2002 and 2001 for these businesses, as well as results for businesses sold through their respective divestiture dates, were:


--------------------------------------------------------------------------------
In millions                                                 2002        2001
--------------------------------------------------------------------------------
Sales                                                         $ 375       $ 665
Operating Earnings                                               13          24

The sales and operating earnings for these businesses are shown in "Other Businesses" in management's discussion and analysis. The assets of businesses held for sale, totaling $875 million at March 31, 2002 are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $184 million at March 31, 2002 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet.

In February 2002, International Paper discontinued efforts to divest the Chemical Cellulose Pulp business and plans to operate it as an ongoing business. Accordingly, asset and liability balances for the business have been removed from Assets (Liabilities) of businesses held for sale and are included in the respective balance sheet captions in the accompanying consolidated balance sheet for all periods presented. Operating results for this business are included in the Other Businesses segment.

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received.

Divestitures:

Cash Transactions
-----------------
In January 2001, International Paper completed the sale of its interest in Zanders, a European coated paper business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the third quarter of 2000 when the decision was made to sell this business.

Structured Transactions - Right of Offset
-----------------------------------------
In March 2001, International Paper sold approximately 265,000 acres of forestlands in the state of Washington for notes receivable (the Notes) that had a value of approximately $480 million on the date of sale. The Notes, which do not require principal payments prior to their March 2011 maturity, are extendable at International Paper's option in five-year increments to March 2031, and are supported by irrevocable letters of credit obtained by the buyer and issued by a money-center bank. The sale resulted in no profit or loss as the timberlands, which were acquired in the Champion acquisition, had a carrying value equal to fair value on the date of sale.

During 2001, International Paper transferred the Notes to an unconsolidated entity that it does not control in exchange for a preferred interest in the entity valued at approximately $480 million, and accounted for this transfer as a sale of the Notes for financial reporting purposes with no associated gain or loss. Also during 2001, the entity acquired approximately $561 million of other International Paper debt obligations for cash. At December 31, 2001 and March 31, 2002, International Paper has offset, for financial reporting purposes, the $480 million preferred interest in the entity against $480 million of International Paper debt obligations held by the entity since International Paper has, and intends to effect, a legal right to net settle these two amounts.

In January 2001, International Paper sold its oil and gas properties and fee mineral and royalty interests valued at $234 million to an unconsolidated partnership for a non-controlling preferred limited partnership interest, and recognized an extraordinary loss on this transfer of $8 million after taxes, which is included with the Masonite impairment loss as an extraordinary item in the accompanying consolidated statement of earnings. Also in 2001, the unconsolidated partnership loaned $244 million to International Paper. At December 31, 2001 and March 31, 2002, International Paper has offset, for financial reporting purposes, its preferred interest in the partnership against the note payable to the partnership since International Paper has, and intends to effect, a legal right to net settle these two amounts.

NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $662 million and $828 million at March 31, 2002 and December 31, 2001, respectively.


NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the three month periods ended March 31, 2002 and 2001 were $271 million and $316 million, respectively. Capitalized net interest costs were $2 million for the quarter ended March 31, 2002 and $3 million for the 2001 first quarter. Total interest expense was $231 million for the 2002 first quarter and $284 million for the 2001 first quarter. Income tax payments of $19 million were made during the 2002 first quarter and $42 million during the first quarter of 2001. Distributions paid under all of International Paper's preferred securities of subsidiaries were $37 million in the first quarter of 2002 and $44 million in the first quarter of 2001, and are included in minority interest expense.

Accumulated depreciation was $17.1 billion at March 31, 2002 and $16.6 billion at December 31, 2001. The allowance for doubtful accounts was $181 million at March 31, 2002 and $179 million at December 31, 2001.


NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

Asset Retirement Obligations:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. International Paper is in the process of evaluating the impact of adopting SFAS No. 143 but has not yet quantified the impact on its consolidated financial position or results of operations.

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It will also require at least an annual assessment of goodwill for impairment. The initial test for impairment must be completed by June 30, 2002, and any initial impairment charges will be determined by December 31, 2002 and reflected as a cumulative effect of accounting change recorded retroactively in the first quarter of 2002. Any subsequent impairment charges would be recorded in operating results. International Paper has not completed the impairment testing and therefore cannot quantify the statement's impact on its consolidated financial statements. It is possible that some goodwill will be required to be written off in 2002. Neither a write-off nor the cessation of goodwill amortization will impact cash flows. International Paper ceased recording goodwill amortization effective January 1, 2002. The following table shows net earnings for the first quarter of 2002 and adjusted net earnings for the first quarter of 2001 exclusive of goodwill amortization.

                                                                Three Months Ended
                                                                       March 31,
                                                            ----------------------------
In millions, except per share amounts                          2002            2001
-------------------------------------------------           ------------   -------------
Earnings before extraordinary items and cumulative                 $ 65            $ 18
  effect of accounting change
Add back: Goodwill amortization                                       -              46
Net losses on sales and impairments of investments
  and businesses held for sale, net of taxes and
  minority interest                                                   -             (46)
Cumulative effect of accounting change, net of taxes
  and minority interest                                               -             (16)
                                                            ------------   -------------
Adjusted net earnings                                              $ 65             $ 2
                                                            ============   =============

Basic and Diluted Earnings Per Common Share
  Earnings before extraordinary items and
    cumulative effect of accounting change                       $ 0.13          $ 0.04
  Goodwill amortization                                               -            0.10
  Loss per share - extraordinary items                                -           (0.10)
  Loss per share - cumulative effect of
    accounting change                                                 -           (0.03)
                                                            ------------   -------------
  Adjusted net earnings                                          $ 0.13          $ 0.01
                                                            ============   =============

Derivative Instruments and Hedging Activities:

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes to Accumulated Other Comprehensive Income (Loss) (OCI). The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease to OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

International Paper has established reserves relating to certain liabilities associated with products manufactured by its former Masonite subsidiary, which were the subject of settlements in three nationwide class action lawsuits. These lawsuits, settled during 1998 and 1999, are discussed in detail in Note 11 to the Financial Statements included in International Paper's Annual Report for the year ended December 31, 2001 as previously filed on Form 10-K, which information is incorporated herein by reference. In connection with these lawsuits, International Paper and Masonite Corporation filed litigation against certain of their insurance carriers because of their refusal to indemnify International Paper and Masonite for the settlement relating to one of the class actions and against Employer's Insurance of Wausau for its failure to provide a defense of that lawsuit. This litigation is also discussed in Note 11 to the Financial Statements included in International Paper's Annual Report for the year ended December 31, 2001.

At December 31, 2001, reserve balances for these matters totaled $208 million. The following table presents an analysis of the net reserve activity related to these lawsuits for the quarter ended March 31, 2002.

RESERVE ANALYSIS


------------------------------------------------------------------------
                                     Hard-    Omni-
In millions                          board    wood    Woodruf    Total
------------------------------------------------------------------------
Balance, December 31, 2001            $ 179     $ 20       $ 9    $ 208
Payments                                (39)      (2)       (3)     (44)
Insurance collections                    33        -         -       33
                                    -------- --------- -------- --------
Balance, March 31, 2002               $ 173     $ 18       $ 6    $ 197
                                    ======== ========= ======== ========




The following table shows an analysis of claims statistics related to these lawsuits for the quarter ended March 31, 2002.

CLAIMS STATISTICS

----------------------------------------------------------------------------------------------------
In thousands                  Hardboard       Omniwood         Woodruf          Total
No. of                     Single  Multi-  Single  Multi-  Single  Multi-   Single Multi-
Claims Pending             Family  Family  Family  Family  Family  Family   Family Family   Total
----------------------------------------------------------------------------------------------------
December 31, 2001             30.0     5.4     1.4     0.3     1.5     0.2    32.9     5.9    38.8
No. of Claims Filed            9.6     2.3     0.6     0.1     0.2       -    10.4     2.4    12.8
No. of Claims Paid            (8.5)   (1.6)   (0.5)      -    (0.4)      -    (9.4)   (1.6)  (11.0)
No. of Claims Dismissed       (3.6)   (0.9)   (0.1)      -    (0.1)      -    (3.8)   (0.9)   (4.7)
March 31, 2002                27.5     5.2     1.4     0.4     1.2     0.2    30.1     5.8    35.9




While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the other lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.


NOTE 11 - SUBSEQUENT EVENTS

On April 1, 2002, International Paper sold its Oriented Strand Board facilities to Nexfor Inc. for $250 million.

On May 1, 2002, International Paper announced it had entered into an agreement to sell its Decorative Products Division to an affiliate of Kohlberg & Company. The agreement is subject to continuing due diligence, Board and regulatory approvals, and certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper reported earnings after special items of $65 million, or $0.13 per share in the 2002 first quarter. This compared with a net loss of $44 million, or $0.09 per share, in the first quarter of 2001 after special and extraordinary items and an accounting change. International Paper reported a net loss of $572 million, or $1.19 per share, in the fourth quarter of 2001 after special items.

Special items in the 2002 first quarter consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of reserves no longer required. First-quarter 2001 special items included a $10 million pre-tax charge ($6 million after taxes) for Champion merger integration costs, an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of the Masonite business and the divestiture of the Petroleum and Minerals assets, and a $25 million charge before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative effect of a change in accounting for derivatives and hedging activities. Special items in the 2001 fourth quarter totaled a pre-tax loss of $745 million ($630 million after taxes), including charges for asset shutdowns of excess internal capacity and cost reduction actions, losses related to dispositions and asset impairments of businesses held for sale, and a credit for the reversal of reserves no longer required.

Earnings Before Special and Extraordinary Items

Before special items, first quarter 2002 earnings were $58 million, or $0.12 per share. Earnings for the same period a year earlier were $24 million, or $0.05 per share, before special and extraordinary items and the effect of an accounting change. Fourth quarter 2001 earnings before special items were $58 million, or $0.12 per share.

Earnings for the first quarter of 2002 were even with the fourth quarter of 2001. Lower overhead, reflecting cost control initiatives implemented during recent quarters, combined with favorable raw material costs and lower energy costs offset the effects of weak demand and lower average pricing. First quarter results in 2002 also reflect the elimination of goodwill amortization effective January 1, however this impact was offset by a higher effective tax rate and by a decline in pension income due primarily to a lower assumed rate of return on plan assets.

Compared with the first quarter of 2001, lower overhead expenses, energy costs, and raw material costs, and lower interest expense, more than offset the effect of lower average prices and sales volumes.

International Paper continued to manage inventory levels in 2002 by taking approximately 215,000 tons of lack-of-order downtime across our mill system during the quarter to keep our production aligned with our customer demand. Overall, inventory volumes are reduced from prior year levels.

International Paper posted net sales in the first quarter of 2002 of $6 billion, compared with $6.9 billion for the same period in 2001 and $6.3 billion in the fourth quarter of 2001. First quarter 2002 net sales were down about 13% from 2001 first quarter net sales due to lower prices as well as divestitures. Prices eroded for many of our paper products in the first quarter of 2002 versus the fourth quarter of 2001 while volumes were essentially flat.

The following segment discussions for the first quarter of 2002 are based on results before special and extraordinary items.

Printing Papers
---------------

                                                            2002                      2001
                                                        --------------    --------------------------------
In millions                                              1st Quarter       1st Quarter       4th Quarter
                                                        --------------    --------------------------------
Sales                                                         $ 1,820           $ 2,085           $ 1,840
Operating Profit                                                   76               154               119





Printing Papers net sales for the first quarter of 2002 were flat compared with the fourth quarter of 2001 and down 13% from the first quarter of 2001. Operating profits for the first quarter of 2002 were down 36% from the fourth quarter of 2001 and 50% from the first quarter of 2001. Printing Papers benefited from strong manufacturing operating performance and favorable energy prices in the first quarter. Since last year, prices eroded modestly in uncoated papers and pulp. Coated paper prices fell more sharply in the 2002 first quarter compared to 2001 fourth quarter prices. The segment took lack-of-order downtime of 110,000 tons to manage our inventories and to balance our supply with our customer demand. European Papers benefited from strong demand in the cut-size papers market, effective sales strategy and execution, and strong mill operations. Cost reductions and operational improvement initiatives continue to be a major focus of this segment, positioning us to benefit when markets rebound.

Industrial and Consumer Packaging
----------------------------------

                                                             2002                      2001
                                                        ---------------   --------------------------------
In millions                                              1st Quarter       1st Quarter       4th Quarter
                                                        ---------------   --------------------------------
Sales                                                          $ 1,460           $ 1,590          $ 1,555
Operating Profit                                                   128               113              129





Industrial and Consumer Packaging net sales for the 2002 first quarter were down from both the first and fourth quarters of 2001. Operating profits in the first quarter of 2002 were about even with the fourth quarter of 2001 and up 13% from the 2001 first quarter level. Despite soft market conditions, Consumer Packaging's operating results improved in the first quarter of 2002 benefiting from rationalization efforts, cost improvement initiatives, and lower energy and material costs. Industrial Packaging's first quarter earnings continued to be impacted by lower volume and prices in a slow domestic economy, although exports offset some of the domestic shortfall. Industrial Packaging took 90,000 tons of lack-of-order downtime in the first quarter of 2002 to balance our supply with our customer demand.

Distribution
------------

                                                            2002                      2001
                                                       ---------------   ---------------------------------
In millions                                             1st Quarter       1st Quarter       4th Quarter
                                                       ---------------   ---------------------------------
Sales                                                         $ 1,535           $ 1,800           $ 1,615
Operating Profit                                                   18                14               (10)


Distribution's 2002 first quarter net sales were down 5% from the 2001 fourth quarter and 15% from the 2001 first quarter. Operating profit in the 2002 first quarter improved from a loss in the 2001 fourth quarter and was about 30% ahead of the 2001 first quarter. The quarter-over-quarter earnings improvement was due mainly to lower bad debt charges and higher average margin realizations, as well as aggressive efforts to reduce operating costs. Although the incident of customer bankruptcies declined from the fourth quarter of 2001, we have implemented more rigorous credit policies and are carefully managing accounts to minimize future bad debt expense. Market conditions in the commercial printing and packaging markets remain weak, and we expect only modest seasonal improvement in sales activity during the second quarter. Cost reduction initiatives are expected to be a primary driver of improved profitability in the near term.

Forest Products
----------------

                                                            2002                      2001
                                                       ---------------   ---------------------------------
In millions                                             1st Quarter       1st Quarter       4th Quarter
                                                       ---------------   ---------------------------------
Sales                                                          $ 765             $ 685             $ 725
Operating Profit                                                 176               136               153




Net sales reported in Forest Products in the 2002 first quarter improved 6% compared with the 2001 fourth quarter and 12% from the 2001 first quarter. Operating profits were up 29% and 15% in the 2002 first quarter versus the 2001 first and fourth quarters, respectively, driven mainly by higher lumber and plywood prices. Lumber markets strengthened during the first quarter as lumber dealers rebuilt their inventory levels in anticipation of traditionally stronger spring and summer lumber demand. The Forest Resources reorganization announced in the third quarter of 2001 resulted in improved operating efficiencies and lower costs. Earnings from major forestland sales for the quarter were 6% below fourth quarter amounts, and were 28% lower than 2001 first quarter totals. International Paper monetizes its forest assets in various ways including sales of short- and long-term harvest rights on a pay-as-cut or lump-sum bulk sales basis, as well as sales of timberlands. Accordingly, earnings from quarter to quarter may vary depending on prices and volumes of such sales.

Carter Holt Harvey
------------------

                                                            2002                      2001
                                                       ---------------   ---------------------------------
In millions                                             1st Quarter       1st Quarter       4th Quarter
                                                       ---------------   ---------------------------------
Sales                                                           $ 410             $ 395             $ 460
Operating Profit                                                   10                 1                 8




Carter Holt Harvey's 2002 first quarter net sales were down 11% from the fourth quarter of 2001 and up 4% from the first quarter of 2001. The 2002 first quarter operating profit was up 25% from the fourth quarter of 2001 and was significantly higher than the first quarter of 2001. Forest Operations' 2002 first quarter earnings benefited from better prices in both domestic and export markets, while Wood Products benefited from strong Australian residential construction volumes and a seasonal improvement in the New Zealand building supply business. Earnings for Carter Holt Harvey's Pulp and Paper business continued to be weak in the first quarter due to low pulp and linerboard prices. The operations of the Tissue business in the first quarter of 2002 benefited from cost control measures and lower pulp costs.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to (1) our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales and earnings are included in Carter Holt Harvey's results, (2) our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars, and (3) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and start-up costs.

Other Businesses
----------------

                                                            2002                      2001
                                                       ---------------   ---------------------------------
In millions                                             1st Quarter       1st Quarter       4th Quarter
                                                       ---------------   ---------------------------------
Sales                                                            $ 420             $ 715             $ 405
Operating Profit                                                    10                 8                 3




The Other Businesses segment includes the operating results for those businesses identified in International Paper's divestiture program and the Chemical Cellulose pulp business. Businesses being marketed at the end of the first quarter of 2002 include Arizona Chemical, Decorative Products, Industrial Papers and certain smaller businesses as well as other non-strategic forestlands. In addition, operating results for Masonite, the Petroleum and Minerals business, the Curtis/Palmer hydroelectric facility, the Flexible Packaging business, and other minor businesses are included in this segment for certain periods prior to their sale. Lower net sales in the 2002 first quarter reflect businesses sold during 2001. Operating profits improved from the first quarter of 2001 and the fourth quarter of 2001 due principally to lower costs, which offset results of businesses sold.

Liquidity and Capital Resources

Cash provided by operations totaled $222 million for the 2002 first quarter compared with $54 million for the 2001 first quarter. Higher earnings before special and extraordinary items and the cumulative effect of an accounting change and favorable working capital changes accounted for most of the increase. Working capital requirements decreased first quarter 2002 operating cash flow by $99 million as compared with a decrease of $327 million in operating cash flow for first quarter 2001.

Investments in capital projects totaled $153 million and $189 million for the 2002 and 2001 first quarters, respectively. Capital spending continues to be well below depreciation and amortization charges.

Financing activities for the 2002 first quarter included a $222 million net reduction versus a $630 million net reduction in debt in the 2001 first quarter. Common stock dividend payments totaled $121 million, or $.25 per share, for the 2002 first quarter and $120 million, or $.25 per share, for the 2001 first quarter.

At March 31, 2002, cash and temporary investments totaled $1.0 billion compared with $1.2 billion at December 31, 2001.

In March 2002, International Paper combined its $1.1 billion and $900 million credit facilities into a single $1.5 billion facility with a maturity of March 2003. The facility had not been drawn on at March 31, 2002.

During the quarter ended March 31, 2002, International Paper entered into fixed-to-floating interest rate swap agreements with a notional amount of $500 million and maturities ranging from 2003 through 2011. The objective of these transactions, all of which qualify for hedge accounting, was to take advantage of favorable interest rates.

Mergers, Acquisitions and Divestitures

Acquisitions:

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In March 2001, International Paper and Carter Holt Harvey each acquired a 25% interest in International Paper Pacific Millennium Limited. The resulting consolidated investment is accounted for under the equity method and is included in Investments in the accompanying consolidated balance sheet.

Divestitures:

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through March 31, 2002, approximately $2.7 billion has been realized under the program, including cash and notes received plus debt assumed by the buyers.

Cash Transactions
-----------------
In January 2001, International Paper completed the sale of its interest in Zanders, a European coated paper business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the third quarter of 2000 when the decision was made to sell this business.

Structured Transactions - Right of Offset
-----------------------------------------
In March 2001, International Paper sold approximately 265,000 acres of forestlands in the state of Washington for notes receivable (the Notes) that had a value of approximately $480 million on the date of sale. The Notes, which do not require principal payments prior to their March 2011 maturity, are extendable at International Paper's option in five-year increments to March 2031, and are supported by irrevocable letters of credit obtained by the buyer and issued by a money-center bank. The sale resulted in no profit or loss as the timberlands, which were acquired in the Champion acquisition, had a carrying value equal to fair value on the date of sale.

During 2001, International Paper transferred the Notes to an unconsolidated entity that it does not control in exchange for a preferred interest in the entity valued at approximately $480 million, and accounted for this transfer as a sale of the Notes for financial reporting purposes with no associated gain or loss. Also during 2001, the entity acquired approximately $561 million of other International Paper debt obligations for cash. At December 31, 2001 and March 31, 2002, International Paper has offset, for financial reporting purposes, the $480 million preferred interest in the entity against $480 million of International Paper debt obligations held by the entity since International Paper has, and intends to effect, a legal right to net settle these two amounts.

This unconsolidated entity is a special-purpose entity (SPE) that currently meets the criteria for non-consolidation defined under applicable accounting principles. The Financial Accounting Standards Board (FASB) is currently considering modifying the authoritative accounting literature with respect to SPEs that are not qualifying SPEs under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Depending on the outcome of the FASB's deliberations in this area, we could be required in the future to either modify the current structure, or to include this unconsolidated SPE in our financial statements resulting in an increase in equity investments and long-term debt of approximately $480 million with no impact on earnings.

In January 2001, International Paper sold its oil and gas properties and fee mineral and royalty interests valued at $234 million to an unconsolidated partnership for a non-controlling preferred limited partnership interest, and recognized an extraordinary loss on this transfer of $8 million after taxes, which is included with the Masonite impairment loss as an extraordinary item in the accompanying consolidated statement of earnings. Also in 2001, the unconsolidated partnership loaned $244 million to International Paper. At December 31, 2001 and March 31, 2002, International Paper has offset, for financial reporting purposes, its preferred interest in the partnership against the note payable to the partnership since International Paper has, and intends to effect, a legal right to net settle these two amounts.

Special Items Including Restructuring and Business Improvement Actions

Restructuring and Other Charges:
-------------------------------

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth quarter 2001 restructuring reserves no longer required.

During the last three quarters of 2001, restructuring charges of $892 million before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. In addition, a $225 million pre-tax charge ($146 million after taxes) was recorded for additional Masonite legal reserves.

Also during the fourth quarter of 2001, International Paper recorded a pre-tax credit of $17 million ($11 million after taxes) for excess 1999, and 2000 second and fourth quarter restructuring reserves no longer required.

Merger Integration Costs:
------------------------

During the first and second quarters of 2001, International Paper recorded pre-tax charges of $10 million ($6 million after taxes) and $32 million ($22 million after taxes), respectively, for Champion merger integration costs. These merger integration costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integration of Champion.

Other

The effective income tax rate for both the 2002 and 2001 first quarters was 31%. The effective income tax rate after special items, but before extraordinary items and cumulative effect of an accounting change was 31% for both the 2002 and 2001 three month periods. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the three month periods ended March 31, 2002 and 2001.

                                                       2002                                          2001
                                  -------------------------------------------  -------------------------------------------
                                    Earnings                                      Earnings
                                  (Loss) Before                                (Loss) Before
                                  Income Taxes     Income Tax                   Income Taxes     Income Tax
                                  and Minority      Provision     Effective     and Minority     Provision     Effective
In millions                         Interest        (Benefit)      Tax Rate       Interest       (Benefit)      Tax Rate
--------------                    --------------  --------------  -----------  ---------------  -------------  -----------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change                   $ 129            $ 40      31%                 $ 97           $ 31      31%
Merger integration costs                      -               -                           (10)            (4)     40%
Reversal of reserves no longer
    required                                 10               3      30%                    -              -
                                  --------------  --------------               ---------------  -------------
After special items                       $ 139            $ 43      31%                 $ 87           $ 27      31%
                                  ==============  ==============               ===============  =============


Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization and realignment initiatives will have the results anticipated, the timing and strength of an economic recovery in the U.S., the relative strength of the U.S. dollar compared with other foreign currencies, especially the Euro, and changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, and the cost of compliance with environmental laws and regulations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Net Sales by Industry Segment

                                                             Three Months Ended
                                                                  March 31,
                                                        ---------------  --------------
                                                             2002            2001
                                                        ---------------  --------------
Printing Papers                                                $ 1,820         $ 2,085
Industrial and Consumer Packaging                                1,460           1,590
Distribution                                                     1,535           1,800
Forest Products                                                    765             685
Carter Holt Harvey                                                 410             395
Other Businesses (1)                                               420             715
Corporate and Intersegment Sales                                  (372)           (376)
                                                        ---------------  --------------
Net Sales                                                      $ 6,038         $ 6,894
                                                        ===============  ==============





Operating Profit by Industry Segment

                                                              Three Months Ended
                                                                   March 31,
                                                        -------------------------------
                                                            2002             2001
                                                        --------------   --------------
Printing Papers                                                  $ 76            $ 154
Industrial and Consumer Packaging                                 128              113
Distribution                                                       18               14
Forest Products                                                   176              136
Carter Holt Harvey                                                 10                1
Other Businesses (1)                                               10                8
                                                        --------------   --------------
Operating Profit                                                  418              426
Interest expense, net                                            (205)            (248)
Minority interest adjustment                                       10                3
Corporate items, net                                              (94)             (84)
Merger integration costs                                            -              (10)
Reversal of reserves no longer required                            10                -
                                                        --------------   --------------
Earnings before income taxes,
   minority interest, extraordinary items, and
   cumulative effect of accounting change                       $ 139             $ 87
                                                        ==============   ==============


(1)      Principally includes businesses identified in our divestiture program.

                           INTERNATIONAL PAPER COMPANY
                        SALES VOLUMES BY PRODUCT (a) (b)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                        2002           2001
                                                                    -------------- --------------
        Printing Papers (In thousands of short tons)
             Uncoated Papers and Bristols                                   1,621          1,653
             Coated Papers                                                    509            533
             Market Pulp                                                      611            536

        Packaging (In thousands of short tons)
             Containerboard                                                   504            524
             Bleached Packaging Board                                         314            307
             Kraft                                                            173            153
             Industrial and Consumer Packaging                              1,113          1,203

        Forest Products (In millions)
             Panels (sq. ft. 3/8" - basis)                                    779            688
             Lumber (board feet)                                            1,005            976
             MDF and Particleboard (sq. ft. 3/4" - basis)                     179            156


(a) Includes third party and intersegment sales.
(b) Sales volumes for divested businesses are included through the date of sale.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 35 - 37 of International Paper's Annual Report to Shareholders for the year ended December 31, 2001 as previously filed on Form 10-K, which information is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

Masonite Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 10 in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (11) Statement of Computation of Per Share Earnings
         (12) Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

         Reports on Form 8-K were filed on January 22, 2002 under Item 5 reporting earnings for the quarter ended December 31, 2001 and full year 2001 results, and on April 19, 2002 under Item 5 reporting earnings for the quarter ended March 31, 2002. A report on Form 8-K was filed on April 9, 2002 under Item 4 announcing a change in International Paper's independent auditor.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

      Date:  May 8, 2002                 By /s/ JOHN V. FARACI
                                            ------------------
                                         John V. Faraci
                                         Executive Vice President and Chief
                                         Financial Officer


      Date:  May 8, 2002                 By /s/ ANDREW R. LESSIN
                                            --------------------
                                         Andrew R. Lessin
                                         Vice President and
                                         Chief Accounting Officer