Form 10-Q
period 2002-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2002-08-13
CIK 51434

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

                  For the Quarterly Period Ended June 30, 2002

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

                                 Yes X No _____

     The number of shares outstanding of the registrant's common stock as of
                         July 31, 2002 was 481,779,322.


================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                   PAGE NO.
Item 1.      Financial Statements

             Consolidated Statement of Earnings -
                Three Months and Six Months Ended June 30, 2002 and 2001                 1

             Consolidated Balance Sheet -
                June 30, 2002 and December 31, 2001                                      2

             Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 2002 and 2001                                  3

             Consolidated Statement of Common Shareholders' Equity -
                Six Months Ended June 30, 2002 and 2001                                  4

             Notes to Consolidated Financial Statements                                  5

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               14

             Financial Information by Industry Segment                                  24

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 26

PART II.     Other Information

Item 1.      Legal Proceedings                                                          27

Item 2.      Changes in Securities                                                       *

Item 3.      Defaults upon Senior Securities                                             *

Item 4.      Submission of Matters to a Vote of Security Holders                        28

Item 5.      Other Information                                                           *

Item 6.      Exhibits and Reports on Form 8-K                                           29

Signatures                                                                              29



* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Earnings
                                 (Unaudited)
                    (In millions, except per share amounts)

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                     June 30,
                                                                   -----------------------      -----------------------
                                                                      2002          2001          2002          2001
                                                                   ----------     ---------     ---------     ---------
Net Sales                                                            $ 6,305       $ 6,686      $ 12,343      $ 13,580
                                                                   ----------     ---------     ---------     ---------
Costs and Expenses
   Cost of products sold                                               4,588         4,914         9,053        10,052
   Selling and administrative expenses                                   492           582         1,007         1,166
   Depreciation and amortization                                         405           457           787           933
   Distribution expenses                                                 269           277           540           553
   Taxes other than payroll and income taxes                              65            71           136           146
   Merger integration costs                                                -            32             -            42
   Restructuring and other charges                                        79           465            79           465
   Net (gains) losses on sales and impairments of businesses
     held for sale                                                       (28)           85           (28)           85
                                                                   ----------     ---------     ---------     ---------
Total Costs and Expenses                                               5,870         6,883        11,574        13,442
   Reversal of reserves no longer required                                 -             -            10             -
                                                                   ----------     ---------     ---------     ---------
Earnings (Loss) Before Interest, Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative Effect of
   Accounting Change                                                     435          (197)          779           138
   Interest expense, net                                                 199           235           404           483
                                                                   ----------     ---------     ---------     ---------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative Effect of
   Accounting Change                                                     236          (432)          375          (345)
   Income tax (benefit) provision                                        (10)         (156)           33          (129)
   Minority interest expense, net of taxes                                31            37            62            79
                                                                   ----------     ---------     ---------     ---------
Earnings (Loss) Before Extraordinary Items and
   Cumulative Effect of Accounting Change                                215          (313)          280          (295)
   Net losses on sales and impairments of businesses held for
     sale, net of taxes and minority interest                              -             -             -           (46)
   Cumulative effect of change in accounting for derivatives
     and hedging activities, net of taxes and minority interest            -             -             -           (16)
                                                                   ----------     ---------     ---------     ---------
Net Earnings (Loss)                                                    $ 215        $ (313)        $ 280        $ (357)
                                                                   ==========     =========     =========     =========

Basic and Diluted Earnings Per Common Share
   Earnings (loss) before extraordinary items and accounting change   $ 0.45       $ (0.65)       $ 0.58       $ (0.61)
   Extraordinary items                                                     -             -             -         (0.10)
   Cumulative effect of accounting change                                  -             -             -         (0.03)
                                                                   ----------     ---------     ---------     ---------
   Net earnings (loss)                                                $ 0.45       $ (0.65)       $ 0.58       $ (0.74)
                                                                   ==========     =========     =========     =========
Average Shares of Common Stock Outstanding                             482.7         483.1         482.5         482.9
                                                                   ==========     =========     =========     =========
Cash Dividends Per Common Share                                       $ 0.25        $ 0.25        $ 0.50        $ 0.50

                                                                   ==========     =========     =========     =========


The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                                                 June 30,          December 31,
                                                                                   2002              2001 (1)
                                                                                ----------       ----------------
Assets
Current Assets
   Cash and temporary investments                                               $    838            $  1,224
   Accounts and notes receivable, net                                              2,993               2,778
   Inventories                                                                     2,885               2,877
   Assets of businesses held for sale (1)                                            233                 219
   Other current assets                                                            1,180               1,057
                                                                                ---------           ---------
Total Current Assets                                                               8,129               8,155
                                                                                ---------           ---------
Plants, Properties and Equipment, net                                             14,199              14,616
Forestlands                                                                        3,928               4,197
Investments                                                                          218                 239
Goodwill                                                                           6,593               6,543
Deferred Charges and Other Assets                                                  3,720               3,427
                                                                                ---------           ---------
Total Assets                                                                    $ 36,787            $ 37,177
                                                                                =========           =========

Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                       $      -            $    957
   Accounts payable                                                                2,034               1,793
   Accrued payroll and benefits                                                      412                 435
   Liabilities of businesses held for sale (1)                                        54                  77
   Other accrued liabilities                                                       1,931               2,079
                                                                                ---------           ---------
Total Current Liabilities                                                          4,431               5,341
                                                                                ---------           ---------
Long-Term Debt                                                                    12,661              12,457
Deferred Income Taxes                                                              3,992               3,996
Other Liabilities                                                                  2,019               2,012
Minority Interest                                                                  1,429               1,275
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures               1,805               1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.7 shares in 2002 and 484.3 shares in 2001         485                 484
   Paid-in capital                                                                 6,473               6,465
   Retained earnings                                                               4,661               4,622
   Accumulated other comprehensive income (loss)                                  (1,069)             (1,175)
                                                                                ---------           ---------
                                                                                  10,550              10,396
   Less: Common stock held in treasury, at cost, 2002 - 2.5 shares
     2001 - 2.7 shares                                                               100                 105
                                                                                ---------           ---------
Total Common Shareholders' Equity                                                 10,450              10,291
                                                                                ---------           ---------
Total Liabilities and Common Shareholders' Equity                               $ 36,787            $ 37,177
                                                                                =========           =========


(1) December 31, 2001 amounts have been revised to reclassify the assets and liabilities of the Arizona Chemical and Industrial Papers businesses from Assets and Liabilities of businesses held for sale.

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            -------------------------
                                                                                2002         2001
                                                                            ----------    -----------
Operating Activities
  Net earnings (loss)                                                            $ 280        $ (357)
  Cumulative effect of accounting change                                             -            16
  Depreciation and amortization                                                    787           933
  Deferred income tax benefit                                                      (94)         (202)
  Payments related to restructuring, legal reserves and merger
    integration costs                                                             (168)         (212)
  Merger integration costs                                                           -            42
  Restructuring and other charges                                                   79           465
  Reversal of reserves no longer required                                          (10)            -
  Net (gains) losses on sales and impairments of businesses held for sale          (28)           85
  Net losses on sales and impairments of investments and businesses
    held for sale                                                                    -            72
  Other, net                                                                         -           (15)
  Changes in current assets and liabilities
    Accounts and notes receivable                                                 (155)          (85)
    Inventories                                                                     52            81
    Accounts payable and accrued liabilities                                        68          (404)
    Other                                                                         (103)         (124)
                                                                            -----------    ----------
Cash Provided by Operations                                                        708           295
                                                                            -----------    ----------
Investment Activities
  Invested in capital projects
     Ongoing businesses                                                           (382)         (428)
     Businesses sold and held for sale                                              (4)          (30)
  Mergers and acquisitions, net of cash acquired                                     -          (150)
  Proceeds from divestitures                                                       332           881
  Other                                                                             (5)           11
                                                                            -----------    ----------
Cash (Used for) Provided by Investment Activities                                  (59)          284
                                                                            -----------    ----------
Financing Activities
  Issuance of common stock                                                          43            15
  Issuance of debt                                                                 587         1,047
  Reduction of debt                                                             (1,428)       (1,731)
  Change in bank overdrafts                                                         64           (79)
  Dividends paid                                                                  (241)         (240)
  Other                                                                            (42)            4
                                                                            -----------    ----------
Cash Used for Financing Activities                                              (1,017)         (984)
                                                                            -----------    ----------
Effect of Exchange Rate Changes on Cash                                            (18)          (50)
                                                                            -----------    ----------
Change in Cash and Temporary Investments                                          (386)         (455)
Cash and Temporary Investments
  Beginning of the period                                                        1,224         1,198
                                                                            -----------    ----------
  End of the period                                                              $ 838         $ 743
                                                                            ===========    ==========



The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                         Six Months Ended June 30, 2002

                                                                              Accumulated                            Total
                                                                                 Other                               Common
                                Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares     Amount     Capital    Earnings   Income (Loss)   Shares     Amount       Equity
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, December 31, 2001        484,281      $ 484     $ 6,465    $ 4,622       $ (1,175)     2,693      $ 105      $ 10,291
Issuance of stock for various
   plans                              403          1           8          -              -     (1,195)       (47)           56
Repurchases of stock                    -          -           -          -              -        980         42           (42)
Cash dividends - Common
   stock ($0.50 per share)              -          -           -       (241)             -          -          -          (241)
Comprehensive income (loss):
  Net earnings                          -          -           -        280              -          -          -           280
  Change in cumulative foreign
   currency translation adjustment      -          -           -          -             53          -          -            53
  Net gain on cash flow
    hedging derivatives:
    Net gain arising during the period  -          -           -          -             41          -          -            41
    Less: Reclassification adjustment
      for losses included in net income -          -           -          -             12          -          -            12
                                                                                                                  -------------
   Total comprehensive income                                                                                              386
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, June 30, 2002            484,684      $ 485     $ 6,473    $ 4,661       $ (1,069)     2,478      $ 100      $ 10,450
                                ========== ========== =========== ========== ============== ========== ========== =============

                         Six Months Ended June 30, 2001

                                                                              Accumulated                            Total
                                                                                 Other                               Common
                                Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares     Amount     Capital    Earnings   Income (Loss)   Shares     Amount       Equity
                                ---------- ---------- ----------- ---------- ------------------------- ---------- -------------
Balance, December 31, 2000        484,160      $ 484     $ 6,501    $ 6,308       $ (1,142)     2,690      $ 117      $ 12,034
Issuance of stock for various
   plans                               25          -         (58)         -              -     (1,485)       (66)            8
Cash dividends - Common
   stock ($0.50 per share)              -          -           -       (240)             -          -          -          (240)
Comprehensive income (loss):
  Net loss                              -          -           -       (357)             -          -          -          (357)
  Change in cumulative foreign
    currency translation adjustment     -          -           -          -           (157)         -          -          (157)
  Net loss on cash flow
    hedging derivatives:
    Net loss arising during the period  -          -           -          -            (65)         -          -           (65)
    Less: Reclassification adjustment
     for losses included in net income  -          -           -          -              6          -          -             6
                                                                                                                  -------------
   Total comprehensive loss                                                                                               (573)
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, June 30, 2001            484,185      $ 484     $ 6,443    $ 5,711       $ (1,358)     1,205       $ 51      $ 11,229
                                ========== ========== =========== ========== ============== ========== ========== =============


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto incorporated by reference in International Paper's Annual Report on Form 10-K for the year ended December 31, 2001, which has previously been filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER COMMON SHARE

Earnings (loss) per common share before extraordinary items and cumulative effect of accounting change were computed by dividing earnings before extraordinary items and cumulative effect of accounting change by the weighted average number of common shares outstanding. Earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, and earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, is as follows:

                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                   June 30,
                                                                     -----------------------   ---------   -----------
In millions, except per share amounts                                  2002          2001        2002         2001
-------------------------------------                                ---------     ---------   ---------   -----------
Earnings (loss) before extraordinary items
   and cumulative effect of accounting change                            $ 215       $ (313)      $ 280        $ (295)
Effect of dilutive securities                                                -            -           -             -
                                                                     ----------    ---------   ---------   -----------
Earnings (loss) before extraordinary items and cumulative
   effect of accounting change - assuming dilution                       $ 215       $ (313)      $ 280        $ (295)
                                                                     ==========    =========   =========   ===========
Average common shares outstanding                                        482.7        483.1       482.5         482.9
Effect of dilutive securities
   Stock options                                                           2.0            -         2.0             -
                                                                     ----------    ---------   ---------   -----------
Average common shares outstanding - assuming dilution                    484.7        483.1       484.5         482.9
                                                                     ==========    =========   =========   ===========
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change                           $ 0.45       $(0.65)     $ 0.58       $ (0.61)
                                                                     ==========    =========   =========   ===========
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change - assuming dilution       $ 0.45       $(0.65)     $ 0.58       $ (0.61)
                                                                     ==========    =========   =========   ===========

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a subsidiary trust for the periods presented. Stock options are antidilutive in periods when net losses are recorded.

NOTE 3 - MERGERS AND ACQUISITIONS

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In March 2001, International Paper and Carter Holt Harvey each acquired a 25% interest in International Paper Pacific Millennium Limited. The resulting investment is accounted for under the equity method and is included in Investments in the accompanying consolidated balance sheet.


NOTE 4 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Restructuring and Other Charges:

During the second quarter of 2002, special charges before taxes and minority interest of $79 million ($50 million after taxes and minority interest) were recorded for asset shutdowns of excess internal capacity and cost reduction actions. This amount included a $42 million charge for asset write-downs and a $37 million charge for severance and other charges. The following table presents additional detail related to the $79 million charge:

                                              Asset               Severance
In millions                                Write-downs            and Other               Total
--------------                             -----------        ----------------     -----------------
Printing Papers (a)                           $ 39                  $ 18                  $ 57
Consumer Packaging (b)                           3                     -                     3
Distribution (c)                                 -                     7                     7
Administrative Support Groups (d)                -                    12                    12
                                           --------           ----------------     -----------------
                                              $ 42                  $ 37                  $ 79
                                           ========           ================     =================



(a) The Printing Papers business approved a plan to permanently shut down the Hudson River, New York mill by December 31, 2002, as many of the specialty products produced at the mill are not competitive in current markets. The assets of the mill are currently being marketed for sale. Impairment charges associated with the shutdown included $39 million to write the assets down to their estimated realizable value of approximately $5 million, $9 million of severance costs covering the termination of 294 employees, and other cash costs of $7 million. The Printing Papers business also recorded an additional charge of $2 million related to the termination of 52 employees in conjunction with the business's plan to streamline and realign administrative functions at several of its locations.

(b) The Consumer Packaging business approved the first phase of a plan to consolidate duplicate facilities and eliminate excess internal capacity. The $3 million charge recorded relates to the write-down of assets to their estimated salvage value.

(c) The Distribution business (xpedx) severance charge of $7 million reflects the termination of 145 employees in conjunction with the business's plan to consolidate duplicate facilities and eliminate excess internal capacity.

(d) During the second quarter of 2002, International Paper implemented the second phase of its cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $12 million severance charge was recorded covering the termination of 102 employees.

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the second quarter of 2001, International Paper recorded a restructuring charge totaling $465 million before taxes and minority interest ($300 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, including $240 million for asset write-downs and $225 million for severance and other charges.

During the last two quarters of 2001, restructuring charges of $427 million before taxes ($306 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. In addition, a $225 million pre-tax charge ($146 million after taxes) was recorded for additional Masonite legal reserves. The following table presents a roll forward of the cumulative severance and other costs included in the 2001 restructuring plans:

                                                                     Severance
Dollars in millions                                                  and Other
----------------------                                              ----------
Opening balance - second quarter 2001 (3,450 employees)                 $ 225
   Additions - third quarter 2001 (1,176 employees)                        73
   Additions - fourth quarter 2001 (1,463 employees)                       87
   Cash charges - 2001 (3,383 employees)                                 (131)
                                                                    ----------
Balance, December 31, 2001 (2,706 employees)                              254
   Cash charges - first quarter 2002 (1,178 employees)                    (49)
   Cash charges - second quarter 2002 (756 employees)                     (41)
   Reversal of reserves no longer required (314 employees)                 (3)
                                                                    ----------
Balance, June 30, 2002 (458 employees)                                  $ 161
                                                                    ==========




Also during the fourth quarter of 2001, International Paper recorded a pre-tax credit of $17 million ($11 million after taxes) for excess 1999, and 2000 second and fourth quarter restructuring reserves no longer required.

During 2000, International Paper recorded charges totaling $824 million before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. At December 31, 2001, the balance remaining for cumulative severance and other costs totaled $67 million relating to 466 employees. Cash payments in the first and second quarters of 2002 were $9 million relating to 58 employees and $13 million relating to 270 employees, respectively, leaving a balance of $45 million at June 30, 2002.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant additional charges will be incurred in future periods in our businesses should such triggering events occur.

Merger Integration Costs:

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


NOTE 5 - INVENTORIES

Inventories by major category were:


                                                          June 30,       December 31,
In millions                                                 2002             2001
--------------                                           ---------        -----------
Raw materials                                               $ 399            $ 486
Finished pulp, paper and packaging products                 1,721            1,681
Finished lumber and panel products                            185              174
Operating supplies                                            527              506
Other                                                          53               30
                                                         ---------       ---------
   Total                                                  $ 2,885          $ 2,877
                                                         =========       =========




December 31, 2001 balances include amounts for the Arizona Chemical and Industrial Papers businesses previously classified as businesses held for sale (see Note 6).


NOTE 6 -  BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through June 30, 2002, more than $3 billion has been realized under the program, including cash and notes received plus debt assumed by the buyers.

Businesses Held for Sale:

Businesses in the divestment program at June 30, 2002 being marketed for sale included Decorative Products and some smaller businesses as well as other non-strategic former Champion forestlands.

Sales and operating earnings for each of the six month periods ended June 30, 2002 and 2001 for these businesses, as well as results for businesses sold through their respective divestiture dates, were:

-------------------------------------------------------------------------------
In millions                                             2002        2001
-------------------------------------------------------------------------------
Sales                                                   $ 263       $ 781
Operating Profit                                            6          38


The sales and operating earnings for these businesses are included in Specialty Businesses and Other in management's discussion and analysis. The assets of businesses held for sale, totaling $233 million at June 30, 2002 are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $54 million at June 30, 2002 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet.

In June 2002, International Paper announced that it would discontinue divestiture efforts of its Arizona Chemical and Industrial Papers businesses after efforts to sell these businesses did not generate acceptable offers. International Paper discontinued efforts to divest the Chemical Cellulose Pulp business in February 2002. International Paper has made a decision to operate these three businesses. As a result, Assets of businesses held for sale and Liabilities of businesses held for sale as of December 31, 2001 were reduced by $429 million and $138 million, respectively, with increases in the related corresponding asset and liability accounts in the accompanying consolidated balance sheet for all periods presented. Operating results for these businesses are included in the Specialty Businesses and Other segment.

During the second quarter of 2002, a net pre-tax gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a gain of $63 million ($40 million after taxes) from the sale of International Paper's Oriented Strand Board facilities (see "Divestitures" below), and a net charge of $35 million (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

         (1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;

         (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale of this business in July 2002 (see Note 11);

         (3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of previously estimated costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and

         (4) a $10 million charge for additional expenses relating to prior divestitures.

The impairment charge recorded for Arizona Chemical in 2001 included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter include a larger tax benefit, resulting in a net after-tax gain.

During the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of $85 million based on preliminary offers received. This charge is included in Net (gains) losses on sales and impairments of businesses held for sale.

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received. This charge is included with the extraordinary loss on the sale of oil and gas properties and fee mineral and royalty interests in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

Divestitures:

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

In April 2002, International Paper sold its Oriented Strand Board facilities to Nexfor Inc. for $250 million, resulting in a pre-tax gain of $63 million ($40 million after taxes).

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

Structured Transactions - Right of Offset

In connection with a sale of forestlands in the state of Washington in 2001, International Paper received notes receivable having a value of approximately $480 million on the date of sale. These notes were then transferred to an unconsolidated subsidiary in exchange for a preferred interest in that entity valued at approximately $480 million. Also during 2001, the entity acquired approximately $561 million of International Paper debt obligations for cash. Since International Paper has, and intends to effect, a legal right to net settle these two amounts, we have offset for financial reporting purposes the $480 million preferred interest against $480 million of the debt obligations.

The unconsolidated entity is a special purpose entity (SPE). The Financial Accounting Standards Board (the FASB) is currently considering how to modify accounting for SPEs. Based on new standards proposed by the FASB, International Paper could be required in the future to either modify the current structure, or to consolidate this SPE in our financial statements, which would result in an increase in investments of approximately $485 million, an increase in long-term debt of approximately $465 million, and an increase in minority interest of approximately $20 million, with no effect on cash, shareholders' equity or earnings.

Also, in connection with the sale of the oil and gas properties and fee mineral and royalty interests in 2001, International Paper received a non-controlling preferred limited partnership interest valued at approximately $234 million. The unconsolidated partnership also loaned $244 million to International Paper in 2001. Since International Paper has, and intends to effect, a legal right to net settle these two amounts, we have offset for financial reporting purposes the preferred interest against the note payable.


NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $500 million and $828 million at June 30, 2002 and December 31, 2001, respectively.


NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the six-month periods ended June 30, 2002 and 2001 were $454 million and $549 million, respectively. Capitalized net interest costs were $5 million for the six months ended June 30, 2002 and $7 million for the six months ended June 30, 2001. Total interest expense was $456 million for the first half of 2002 and $547 million for the first half of 2001. Income tax payments of $123 million and $323 million were made during the 2002 and 2001 first halves, respectively. Distributions paid under all of International Paper's preferred securities of subsidiaries were $62 million and $74 million during the first six months of 2002 and 2001, respectively, and are included in minority interest expense.

Accumulated depreciation was $17.3 billion at June 30, 2002 and $16.6 billion at December 31, 2001. The allowance for doubtful accounts was $181 million at June 30, 2002 and $179 million at December 31, 2001.

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

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It also requires at least an annual assessment of goodwill for impairment. The first step of the initial test for impairment must be completed by June 30, 2002, with any initial impairment charges finalized no later than December 31, 2002 and reflected as a cumulative effect of accounting change to be reflected in the 2002 first quarter. Any impairment charges in subsequent years would be recorded in operating results.

The first step of the initial test for impairment requires a comparison for each of International Paper's reporting units of the fair value of each unit with the carrying amounts of net assets including goodwill. If the carrying amount exceeds a unit's fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. Based on the completion of this first step, it is anticipated that an initial goodwill impairment loss might have to be recorded in the Industrial and Consumer Packaging, Carter Holt Harvey and Printing Papers business segments. While the determination of the amount of this initial impairment is not expected to be finalized until the fourth quarter of 2002, International Paper currently estimates that a total pre-tax charge of $1 billion to $1.4 billion may be required with no impact on cash flows.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow. The following table shows net earnings for the first half of 2002 and pro forma net earnings for the first half of 2001 exclusive of goodwill amortization.


                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                               ----------------------------   ----------------------------
In millions, except per share amounts                              2002           2001           2002            2001
-------------------------------------------------              -------------  -------------   ------------    ------------
Earnings (loss) before extraordinary items and cumulative             $ 215         $ (313)         $ 280          $ (295)
  effect of accounting change
Add back: Goodwill amortization                                           -             46              -              91
Net losses on sales and impairments of
  businesses held for sale, net of taxes and
  minority interest                                                       -              -              -             (46)
Cumulative effect of accounting change, net of taxes
  and minority interest                                                   -              -              -             (16)
                                                                     ------         -------        -------         -------
Adjusted net earnings (loss)                                          $ 215         $ (267)         $ 280          $ (266)
                                                                     ======         =======        =======         =======

Basic and Diluted Earnings Per Common Share
  Earnings (loss) before extraordinary items and
    cumulative effect of accounting change                           $ 0.45        $ (0.65)        $ 0.58         $ (0.61)
  Goodwill amortization                                                   -           0.09              -            0.19
  Loss per share - extraordinary items                                    -              -              -           (0.10)
  Loss per share - cumulative effect of
    accounting change                                                     -              -              -           (0.03)
                                                                     ------         -------        -------         -------
  Adjusted net earnings (loss)                                       $ 0.45        $ (0.56)        $ 0.58         $ (0.55)
                                                                     ======         =======        =======         =======



Costs Associated with Exit or Disposal Activities:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date.

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

International Paper has established reserves relating to certain liabilities associated with products manufactured by its former Masonite subsidiary, which were the subject of settlements in three nationwide class action lawsuits. These lawsuits, which were settled during 1998 and 1999, are discussed in detail in
Note 11 to the Financial Statements included in International Paper's Annual Report for the year ended December 31, 2001 as previously filed on Form 10-K. In connection with these lawsuits, International Paper and Masonite Corporation filed litigation against certain of their insurance carriers because of their refusal to indemnify

International Paper and Masonite for the settlement relating to one of the class actions and against Employer's Insurance of Wausau for its failure to provide a defense of that lawsuit. This litigation is also discussed in Note 11 to the Financial Statements included in International Paper's Annual Report for the year ended December 31, 2001.

At December 31, 2001, reserve balances for these matters totaled $208 million. The following table presents an analysis of the net reserve activity related to these lawsuits for the six months ended June 30, 2002.

RESERVE ANALYSIS

------------------------------------------------------------------------
                                     Hard-    Omni-
In millions                          board    wood     Woodruf    Total
-----------------------------------------------------  -----------------
Balance, December 31, 2001            $ 179     $ 20       $ 9    $ 208
Payments                                (78)      (6)       (4)     (88)
Insurance collections                    33        -         -       33
                                    -------- ---------  ------- --------
Balance, June 30, 2002                $ 134     $ 14       $ 5    $ 153
                                    ======== =========  ======= ========



The following table shows an analysis of claims statistics related to these lawsuits for the six months ended June 30, 2002.

CLAIMS STATISTICS


---------------------------------------------------------------------------------------------------
In thousands                  Hardboard       Omniwood        Woodruf          Total
No. of                     Single  Multi-  Single  Multi-  Single  Multi-  Single  Multi-
Claims Pending             Family  Family  Family  Family  Family  Family  Family  Family   Total
----------------------------------------------------------------------------------------------------
December 31, 2001             30.0     5.4     1.4     0.3     1.5     0.2    32.9     5.9    38.8
No. of Claims Filed           23.8     5.0     1.5     0.2     0.6       -    25.9     5.2    31.1
No. of Claims Paid           (17.6)   (4.0)   (1.1)   (0.1)   (0.7)      -   (19.4)   (4.1)  (23.5)
No. of Claims Dismissed       (7.8)   (1.7)   (0.2)      -    (0.2)      -    (8.2)   (1.7)   (9.9)
June 30, 2002                 28.4     4.7     1.6     0.4     1.2     0.2    31.2     5.3    36.5


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


NOTE 11 - SUBSEQUENT EVENTS

In July 2002, International Paper completed the sale of its Decorative Products Division to an affiliate of Kohlberg & Co., for approximately $100 million in cash and a note receivable with a fair market value of $13 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper reported net earnings of $215 million, or $.45 per share in the 2002 second quarter. This compared with a net loss of $313 million, or $.65 per share, in the second quarter of 2001 and net earnings of $65 million, or $.13 per share in the first quarter of 2002.

Special items in the 2002 second quarter consisted of a pre-tax charge of $79 million ($50 million after taxes) for facility closures, administrative realignment and related severance costs, and a net $28 million gain before taxes and minority interest ($96 million after taxes and minority interest) related to sales and expenses of businesses held for sale. Second-quarter 2001 special items included charges of $465 million before taxes and minority interest ($300 million after taxes and minority interest) for facility closures, administrative realignment and related severance, $85 million before taxes ($55 million after taxes) for impairment losses on assets of businesses held for sale, and $32 million before taxes ($22 million after taxes) for additional Champion merger integration costs. Special items in the 2002 first quarter consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of reserves no longer required.

Second-quarter 2002 net sales totaled $6.3 billion compared with $6.7 billion for the same period in 2001 and $6 billion in the first quarter of 2002.

Earnings Before Special and Extraordinary Items

Before special items, second-quarter 2002 earnings were $169 million, or $.35 per share. Earnings for the same period in 2001 were $64 million, or $.13 per share, before special items. First-quarter 2002 earnings before special items were $58 million, or $.12 per share.

As in the 2002 first quarter, second-quarter results reflect the elimination of goodwill amortization effective January 1, 2002, resulting in an increase of $.09 per share in the second quarter ($.19 per share for the first six months) compared with 2001 results. This favorable effect was partially offset by a reduction in pension income, primarily due to a lower return on assets, that reduced second-quarter earnings by $.01 per share ($.04 per share for the first six months), compared with 2001 results.

Second-quarter 2002 earnings also benefited by $18 million before taxes ($.03 per share) from the reversal of previously accrued countervailing and antidumping duties related to our Weldwood operations in Canada, and $25 million before taxes ($.04 per share) from favorable foreign exchange gains in Brazil; both non-cash items.

Excluding these items, the increase in second-quarter earnings compared with the 2002 first quarter principally reflects the benefit of non-price improvements, including lower overhead and raw material costs, coupled with slightly higher volumes. Similarly, second-quarter results improved from the 2001 second quarter due to non-price improvements, coupled with slightly higher volumes and lower interest costs, that more than offset the effect of lower average product prices.

During the second quarter, International Paper took approximately 300,000 tons of downtime, including 65,000 tons for lack-of-orders, compared with 325,000 tons in the 2002 first quarter, which included 215,000 tons for lack-of-order downtime. This kept inventory levels relatively flat compared with prior year levels. Maintenance related downtime makes up the difference between total tons and lack-of-order tons. While maintenance downtime is taken periodically during the year, the costs for planned maintenance are charged to expense evenly in each quarter of the year. Downtime costs due to lack-of-orders are expensed in the periods that they are taken.

The following segment discussions for the second quarter of 2002 are based on results before special and extraordinary items.

Printing Papers

                                        2002                                           2001
                    ---------------------------------------------- ----------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months     1st Quarter     2nd Quarter    Six Months
                    ------------------------------  -------------- ----------------------------------------------
Sales                     $ 1,820         $ 1,815         $ 3,635         $ 2,085        $ 1,945         $ 4,030
Operating Profit               76             106             182             154            119             273

Printing Papers net sales for the second quarter of 2002 remained flat compared with the first quarter of 2002, and were down 7% from the second quarter of 2001. Operating profits in the second quarter of 2002 were up 39% from the first quarter of 2002, but were down 11% from the second quarter of 2001. Favorable manufacturing operating performance and cost improvement initiatives benefited earnings for the second quarter of 2002. Average prices and volumes in our uncoated free sheet business were up slightly versus the 2002 first quarter as this market is slowly recovering from the downturn. The pulp market strengthened as inventory levels declined and prices rose incrementally each month during the second quarter, resulting in a reduction in the business's operating loss. Coated paper prices continued to decline in the second quarter of 2002 and advertising pages and catalog mailings were down year to date compared to 2001. Continued strong cut-size papers demand combined with solid mill operational performance favorably impacted European Papers results. In Brazil, operating profits improved during the quarter as strong manufacturing operations and a more favorable product mix helped overcome the adverse effects of the Argentine financial crisis and the weak Brazilian currency. During the second quarter of 2002, the segment took 45,000 tons of lack-of-order downtime and 170,000 tons of maintenance-related downtime. This compared with the previous quarter downtime that included 110,000 tons due to lack of orders and 50,000 tons related to maintenance. Lack-of-order downtime is taken to balance internal supply with our customer demand. The segment's ongoing focus is to sustain and improve on the cost reduction gains made to date and further improve operating efficiency.

Industrial and Consumer Packaging

                                        2002                                           2001
                    ---------------------------------------------- ----------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months     1st Quarter     2nd Quarter     Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                     $ 1,460         $ 1,530         $ 2,990         $ 1,590        $ 1,585         $ 3,175
Operating Profit              128             145             273             113            139             252



Industrial and Consumer Packaging net sales for the second quarter of 2002 were 5% higher than the first quarter of 2002 and 3% lower than the second quarter of 2001. Operating profits in the second quarter of 2002 were 13% higher than the first quarter of 2002 and 4% higher than the second quarter of 2001. Ongoing benefits from rationalization efforts and cost improvement programs, as well as lower input costs, favorably impacted Consumer Packaging's second-quarter results. Overall volumes in this business were slightly higher while average prices were about flat compared with both the 2002 first quarter and 2001 second quarter. The sluggish domestic market and the strong U.S. dollar affected Industrial Packaging's second-quarter results, although stronger export sales partially offset some of the domestic shortfalls. Increased volumes in Industrial Packaging helped to offset lower average prices compared with both the 2002 first quarter and 2001 second quarter. This segment took 10,000 tons of lack-of-order downtime in the second quarter of 2002 to balance internal supply with customer demand. The segment announced price increases for certain bleached board and linerboard grades during the second quarter that are expected to favorably impact results over the next several months.

Distribution

                                        2002                                           2001
                    ---------------------------------------------- ----------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months     1st Quarter     2nd Quarter     Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                     $ 1,535         $ 1,575         $ 3,110         $ 1,800        $ 1,710         $ 3,510
Operating Profit               18              23              41              14             12              26


Distribution's 2002 second-quarter net sales were up 3% from the 2002 first quarter but were down 8% from the second quarter of 2001. Operating profits in the second quarter of 2002 were up 28% from the first quarter of 2002 and 92% from the second quarter of 2001. The earnings improvement was primarily the result of aggressive cost reduction efforts throughout the segment and lower bad debt expense. Sales volumes reflected modest improvement compared with the first quarter of 2002 but were down slightly versus the second quarter of 2001. Both commercial printing and packaging sales were up slightly from the first quarter but showed no sustained trend of improvement. Although the primary driver of improved profits has come from adjusting our cost base through facility consolidations, downsizing, and efficiency improvements, we continue to focus on improving our market share, our national service model and customer profitability to strengthen financial results.

Forest Products

                                        2002                                           2001
                    ----------------------------------------------   ----------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months      1st Quarter     2nd Quarter     Six Months
                    ----------------------------------------------   ----------------------------------------------
Sales                       $ 765           $ 815         $ 1,580           $ 685          $ 720         $ 1,405
Operating Profit              176             204             380             136            182             318

Forest Products net sales for the second quarter of 2002 were 7% higher than the first quarter of 2002 and 13% higher than the second quarter of 2001. Operating profits were up 16% and 12% in the second quarter of 2002 versus the first quarter of 2002 and the second quarter of 2001, respectively. Second-quarter 2002 earnings increased from the first quarter of 2002 due mainly to higher average lumber prices in the United States and stronger shipments from the Canadian lumber operations. Improved operating efficiencies and cost control measures also continue to positively impact the segment's earnings. In addition, the segment realized a favorable impact from the countervailing and anti-dumping duty accrual reversal at Weldwood in Canada. Overall, average stumpage prices and volumes were slightly lower than in both the 2002 first quarter and 2001 second quarter. Harvest earnings were slightly lower than in last year's second quarter and were about 25% lower than in the first quarter of 2002. Earnings from major land and timber sales (over $10 million) in the second quarter of 2002 were about $12 million higher than first quarter 2002 amounts, and about $33 million higher than second quarter 2001 totals, although year-to-date earnings were about the same in both years. International Paper monetizes its forest assets in various ways including sales of short- and long-term harvest rights on a pay-as-cut or lump-sum bulk sales basis, as well as sales of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volumes of such sales.

Carter Holt Harvey

                                        2002                                           2001
                    ---------------------------------------------- ------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months     1st Quarter     2nd Quarter    Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                       $ 410           $ 480           $ 890           $ 395          $ 400           $ 795
Operating Profit               10              14              24               1              5               6

Carter Holt Harvey's 2002 second-quarter net sales were up 17% from the first quarter of 2002 and up 20% from the second quarter of 2001. Second quarter 2002 operating profits were up 40% from the first quarter of 2002 and 180% from the second quarter of 2001. Forest Operations' 2002 second-quarter earnings benefited from higher prices and improved demand in both export and domestic markets. Strong demand in the Australian and New Zealand residential construction market benefited the Wood Products business while weak export prices for pulp and linerboard continued to adversely affect the Pulp and Paper business. The Tissue business benefited from price increases and cost containment in the second quarter.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand due to the following factors: (1) Our segment earnings include only our share of Carter Holt Harvey's operating earnings while 100% of sales and earnings are included in Carter Holt Harvey's results. The minority ownership share of operating earnings is shown as "Minority Interest" in Operating Profit by Industry Segment data. (2) Our results are in U.S. dollars while Carter Holt Harvey reports in New Zealand dollars. (3) Carter Holt Harvey reports under New Zealand accounting standards while our segment results comply with U.S. generally accepted accounting principles. The major accounting differences relate to cost of timber harvested and goodwill.

Specialty Businesses and Other

                                       2002                                           2001
                    ---------------------------------------------- ----------------------------------------------
In millions          1st Quarter     2nd Quarter     Six Months     1st Quarter     2nd Quarter    Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                       $ 420           $ 445           $ 865           $ 715          $ 675         $ 1,390
Operating Profit               10              16              26               8             25              33




The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Chemical Cellulose Pulp, Industrial Papers, and certain small businesses identified in International Paper's divestiture program. The operating results for the Decorative Products business, Masonite, the oil and gas and mineral royalty business, the Curtis/Palmer hydroelectric facility, the Flexible Packaging business, and other minor businesses are included in this segment for periods prior to their sale. Second-quarter 2002 sales were up 6% from the first quarter of 2002 but down 34% from the second quarter of 2001. Operating profits in the second quarter of 2002 were up 60% from the first quarter of 2002 but were 36% lower than in the second quarter of 2001. Excluding those businesses that have been sold, this segment's earnings more than doubled in the second quarter of 2002 compared with the same period a year ago reflecting the effect of cost reduction initiatives, while sales remained relatively flat.

Corporate Items and Interest Expense

Corporate charges decreased to $37 million in the 2002 second quarter compared with $94 million in the first quarter of 2002, due to a $25 million increase in favorable foreign exchange adjustments from a remeasurement gain on a monetary asset in Brazil as the Real weakened against the U.S. Dollar, and a $32 million improvement in the results from a Corporate natural gas hedging program. This program hedges approximately 50% of International Paper's projected domestic natural gas purchases. Corporate items in the second quarter of 2001 totaled $107 million, or $70 million higher than in the 2002 second quarter, including $32 million of goodwill amortization expense. A $20 million net increase in the foreign exchange adjustments in Brazil and an $11 million net improvement in natural gas hedging results accounted for most of the remaining difference.

Interest expense, net, totaled $199 million during the 2002 second quarter, down from $205 million in the first quarter and $235 million in the second quarter of 2001, reflecting an overall reduction in borrowings as well as lower average interest rates.

Liquidity and Capital Resources

Cash provided by operations totaled $708 million for the 2002 first half compared with $295 million for the 2001 first half. Higher earnings before special and extraordinary items and the cumulative effect of an accounting change and favorable working capital changes accounted for most of the increase. Working capital requirements decreased operating cash flow for the first six months of 2002 by $138 million as compared with a decrease of $532 million in operating cash flow for the first six months of 2001.

Investments in capital projects totaled $386 million and $458 million for the first six months of 2002 and 2001, respectively. Capital spending continues to be in line with budget and well below depreciation and amortization charges.

Financing activities for the 2002 first half included an $841 million net reduction in debt versus a $684 million net reduction in the first half of 2001. Common stock dividend payments were $.50 per share for both the 2002 and 2001 first halves.

At June 30, 2002, cash and temporary investments totaled $838 million compared with $1.2 billion at December 31, 2001.

In March 2002, International Paper combined its $1.1 billion and $900 million 364-day commercial paper credit facilities into a single $1.5 billion facility with a maturity of March 2003. The facility was unused at June 30, 2002.

During the six months ended June 30, 2002, International Paper entered into fixed-to-floating interest rate swap agreements with a notional amount of $600 million and maturities ranging from 2003 through 2011. The objective of these transactions, all of which qualify for hedge accounting, was to take advantage of favorable interest rates.

International Paper believes its capital resources remain adequate to fund expected working capital requirements.

Mergers, Acquisitions and Divestitures

Acquisitions:

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In March 2001, International Paper and Carter Holt Harvey each acquired a 25% interest in International Paper Pacific Millennium Limited. The resulting investment is accounted for under the equity method and is included in Investments in the accompanying consolidated balance sheet.

Divestitures:

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through June 30, 2002, more than $3 billion had been realized under the program, including cash and notes received plus debt assumed by the buyers.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

During the second quarter of 2002, a net pre-tax gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a gain of $63 million ($40 million after taxes) from the sale of International Paper's Oriented Strand Board facilities and a net charge of $35 million (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

         (1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;

         (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale of this business in July 2002 (see Note 11);

         (3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of previously estimated costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and

         (4) a $10 million charge for additional expenses relating to prior divestitures.

The impairment charge recorded for Arizona Chemical in 2001 included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter include a larger tax benefit, resulting in a net after-tax gain.

During the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of $85 million based on preliminary offers received. This charge is included in Net (gains) losses on sales and impairments of businesses held for sale.

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received. This charge is included with the extraordinary loss on the sale of oil and gas properties and fee mineral and royalty interests in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

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

Structured Transactions - Right of Offset

In connection with a sale of forestlands in the state of Washington in 2001, International Paper received notes receivable having a value of approximately $480 million on the date of sale. These notes were then transferred to an unconsolidated subsidiary in exchange for a preferred interest in that entity valued at approximately $480 million. Also during 2001, the entity acquired approximately $561 million of International Paper debt obligations for cash. Since International Paper has, and intends to effect, a legal right to net settle these two amounts, we have offset for financial reporting purposes the $480 million preferred interest against $480 million of the debt obligations.

The unconsolidated entity is a special purpose entity (SPE). The Financial Accounting Standards Board is currently considering how to modify accounting for SPEs. Based on new standards proposed by the FASB, International Paper could be required in the future to either modify the current structure, or to consolidate this

SPE in our financial statements, which would result in an increase in investments of approximately $485 million, an increase in long-term debt of approximately $465 million, and an increase in minority interest of approximately $20 million, with no effect on cash, shareholders' equity or earnings.

Also, in connection with the sale of the oil and gas properties and fee mineral and royalty interests in 2001, International Paper received a non-controlling preferred limited partnership interest valued at approximately $234 million. The unconsolidated partnership also loaned $244 million to International Paper in 2001. Since International Paper has, and intends to effect, a legal right to net settle these two amounts, we have offset for financial reporting purposes the preferred interest against the note payable.

Special Items Including Restructuring and Business Improvement Actions

Restructuring and Other Charges:

During the second quarter of 2002, special charges before taxes and minority interest of $79 million ($50 million after taxes and minority interest) were recorded for asset shutdowns of excess internal capacity and cost reduction actions. This amount included a $42 million charge for asset write-downs and a $37 million charge for severance and other charges, which are discussed further in Note 4 of the accompanying consolidated financial statements.

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the second quarter of 2001, International Paper recorded a restructuring charge totaling $465 million before taxes and minority interest ($300 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, including $240 million for asset write downs and $225 million for severance and other charges.

During the last two quarters of 2001, restructuring charges of $427 million before taxes ($306 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions were recorded. In addition, a $225 million pre-tax charge ($146 million after taxes) was recorded for additional Masonite legal reserves.

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

Other

The effective income tax rate for both the 2002 and 2001 second quarters was 31%. The effective income tax rate after special items, but before extraordinary items and cumulative effect of an accounting change was 9% and 37% for the 2002 and 2001 six-month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the six-month periods ended June 30, 2002 and 2001.


                                                           2002                                        2001
                                       -------------------------------------------  -----------------------------------------
                                         Earnings                                     Earnings
                                       (Loss) Before                                (Loss) Before
                                       Income Taxes     Income Tax                  Income Taxes     Income Tax
                                       and Minority     Provision       Effective   and Minority     Provision     Effective
In millions                              Interest       (Benefit)       Tax Rate      Interest       (Benefit)     Tax Rate
--------------                         --------------  -------------   -----------  --------------  -------------  ----------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change                         $416           $128       31%               $ 247         $  77      31%
Merger integration costs                           -              -                           (42)          (14)     33%
Restructuring and other charges (1)              (51)           (98)      192%               (550)         (192)     35%
Reversal of reserves no longer
    required                                      10              3       30%                   -             -
                                                ----           ----                         -----         -----
After special items                             $375           $ 33        9%               $(345)        $(129)     37%
                                                ====           ====                         =====         =====

(1) The income tax benefit for this charge reflects the reversal of the assumed stock-sale tax treatment of the 2001 fourth-quarter write-down to net realizable value of the assets of Arizona Chemical upon the decision to discontinue sale efforts and to hold and operate this business in the future.




Critical Accounting Policies and Judgmental Matters

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires International Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain.

Note 1 of the Notes to Consolidated Financial Statements, included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2001, includes a summary of the significant accounting policies and methods used in the preparation of International Paper's consolidated financial statements. The following represent critical accounting policies where estimates and judgments can have a significant effect on reported results of operations and financial condition:

Contingent Liabilities for matters including legal and environmental matters are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 11 of the Notes to Consolidated Financial Statements included in International Paper's Annual Report, reserves for projected future claims settlements relating to products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. International Paper utilizes an independent third party to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

Impairment of Long-Lived Assets and Goodwill. An impairment of a long-lived asset exists when the asset carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value.

Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

Pension and Postretirement Benefit Obligations. The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with International Paper's consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates, and mortality rates.

While the judgments and estimates made by International Paper are based on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect a given financial statement period.

Other Financial Statement Items

Pension Accounting. At December 31, 2001 and June 30, 2002, a prepaid pension cost asset of approximately $1.6 billion related to International Paper's qualified pension plans was included in Deferred charges and other assets in the consolidated balance sheet. If the fair value of plan assets ($6.5 billion at December 31, 2001) were to decline below the plans' calculated accumulated benefit obligation (ABO) ($5.9 billion at December 31, 2001), this asset would be charged off, net of taxes, by a direct charge to shareholders' equity, with no impact on earnings, earnings per share or cash. The most significant variable that could cause this to occur is the actual return on plan assets. Through June 30, 2002, the fair value of plan assets had declined to approximately $6.1 billion. If the fair value of plan assets were to remain unchanged for the last six months of 2002, and if the ABO were to increase to an amount in excess of this asset value and International Paper chose not to make a cash contribution to plan assets at least equal to the difference between the ABO and the fair value of plan assets, then a charge of approximately $1 billion (the prepaid pension cost amount, net of taxes), plus the excess of the ABO over the fair value of the plan assets, to reduce shareholders' equity would be required.

Net pension income reported in operating income totaled approximately $40 million for International Paper's U.S. plans for the six months ended June 30, 2002, about $30 million lower than the amount recorded for the first six months of 2001. Net pension expense for non-U.S. plans was about $10 million for the six-month periods in both years. The decrease in U.S. plan pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 9.25% from 10%. For the six months ended June 30, 2002, the actual return on plan assets was a negative 2.3%. Other assumptions used in the calculation include the discount rate (7.25% in 2002 and 7.5% in 2001) and assumed rate of future compensation increase (4.5% in 2002 and 4.75% in 2001).

Accounting for Stock Options. International Paper accounts for stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper's options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

During each reporting period, fully diluted earnings per share is calculated by assuming that "in-the-money" options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

International Paper disclosed in its 2001 Annual Report a pro-forma calculation of what stock-based compensation expense would have been if recorded under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", that uses a fair-value-based method of accounting for stock options. Under this Statement, expense for options is measured at the grant date based on a computed fair value of the options and then charged to expense over the related service period. Had this method of accounting been applied, an additional $53 million of expense would have been recorded in 2001, increasing the reported net loss per common share by 4% from $2.50 to $2.60 per share.

At December 31, 2001, 29.1 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. During the first half of 2002, 1.1 million options were exercised, and 6.3 million options were granted with a weighted average exercise price of $41.60 per share. At June 30, 2002, 33.4 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. During the first half of 2002, International Paper's share price ranged from $37.89 to $46.19 per share.

Income Taxes. International Paper records provisions for U.S. Federal, state and foreign income taxes based on the respective tax rules and regulations for the jurisdictions in which it operates and judgments as to the allocation of income and the amount of deductions relating to those jurisdictions. Domestic and foreign tax authorities frequently challenge the timing and amounts of these income allocations and deductions. International Paper records reserves for estimated taxes payable and for projected settlements of these disputes, however, the final resolution of these challenges can differ from estimated amounts.

Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization and realignment initiatives will have the results anticipated, the timing and strength of an economic recovery in the United States and changes to international economic conditions, the relative strength of the U.S. dollar compared with other foreign currencies, especially the Euro, economic conditions in developing countries, specifically Brazil and Russia, and changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, and the cost of compliance with environmental laws and regulations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Sales by Industry Segment


                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                      -------------------------------  -------------------------------
                                                           2002             2001             2002            2001
                                                      --------------  ---------------  ---------------  --------------
Printing Papers                                              $1,815           $1,945          $ 3,635         $ 4,030
Industrial and Consumer Packaging                             1,530            1,585            2,990           3,175
Distribution                                                  1,575            1,710            3,110           3,510
Forest Products                                                 815              720            1,580           1,405
Carter Holt Harvey                                              480              400              890             795
Specialty Businesses and Other (1)                              445              675              865           1,390
Corporate and Inter-segment Sales                              (355)            (349)            (727)           (725)
                                                             ------           ------          -------         -------
Net Sales                                                    $6,305           $6,686          $12,343         $13,580
                                                             ======           ======          =======         =======


Operating Profit by Industry Segment


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                      -------------------------------  -------------------------------
                                                          2002             2001             2002            2001
                                                      --------------  ---------------  ---------------  --------------
Printing Papers                                               $ 106            $ 119            $ 182           $ 273
Industrial and Consumer Packaging                               145              139              273             252
Distribution                                                     23               12               41              26
Forest Products                                                 204              182              380             318
Carter Holt Harvey                                               14                5               24               6
Specialty Businesses and Other (1)                               16               25               26              33
                                                              -----            -----            -----           -----
Operating Profit                                                508              482              926             908
Interest expense, net                                          (199)            (235)            (404)           (483)
Minority interest (2)                                            15               10               25              13
Corporate items, net                                            (37)            (107)            (131)           (191)
Merger integration costs                                          -              (32)               -             (42)
Restructuring and other charges                                 (79)            (465)             (79)           (465)
Net gains (losses) on sales and impairments of
     businesses held for sale                                    28              (85)              28             (85)
Reversal of reserves no longer required                           -                -               10               -
                                                              -----            -----            -----           -----
Earnings (loss) before income taxes,
   minority interest, extraordinary items, and
   cumulative effect of accounting change                     $ 236            $(432)           $ 375           $(345)
                                                              =====            =====            =====           =====

(1) Includes Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers, as well as other smaller businesses identified in our divestiture program.

(2) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, extraordinary items, and cumulative effect of accounting change.

                           INTERNATIONAL PAPER COMPANY
                        SALES VOLUMES BY PRODUCT (1) (2)
                                   (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                            ------------------------------     --------------------------
                                                                 2002           2001              2002          2001
                                                            --------------- --------------     ------------ -------------
Printing Papers (In thousands of short tons)
     Uncoated Papers and Bristols                                    1,614          1,608            3,235         3,261
     Coated Papers                                                     533            493            1,042         1,026
     Market Pulp                                                       588            618            1,199         1,154

Packaging (In thousands of short tons)
     Containerboard                                                    580            531            1,084         1,055
     Bleached Packaging Board                                          337            316              651           623
     Kraft                                                             140            122              313           275
     Industrial and Consumer Packaging                               1,168          1,217            2,281         2,420

Forest Products (In millions)
     Panels (sq. ft. 3/8" - basis)                                     541            760            1,320         1,448
     Lumber (board feet)                                             1,118          1,025            2,123         2,001
     MDF and Particleboard (sq. ft. 3/4"- basis)                       191            149              370           305


(1) Includes third party and inter-segment sales.

(2) Sales volumes for divested businesses are included through the date of sale.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

Masonite Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 10 in this Form 10-Q, which information is incorporated herein by reference.

Environmental

In May 2002 an internal environmental audit discovered that two lithographic presses were being operated without required state air certificates at a Shorewood Packaging Corporation facility in Edison, New Jersey. Shorewood Packaging is a wholly owned subsidiary of International Paper. The presses were shut down and the discovery was voluntarily disclosed to the New Jersey Department of Environmental Protection (the "Department"). Following the disclosure, the Department issued appropriate state air certificates. Settlement discussions with the Department have been initiated.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of International Paper was held on May
7, 2002.

Shareholders elected three directors to Class II for three-year terms expiring at the annual meeting in 2005. The vote tabulation for individual directors was:


                                         For              Withheld
-------------------------------------------------------------------------
Samir G. Gibara                      401,000,374          7,121,420
-------------------------------------------------------------------------
Jane C. Pfeiffer                     401,641,652          6,480,142
-------------------------------------------------------------------------
Charles R. Shoemate                  410,026,163          7,095,631
-------------------------------------------------------------------------



Other directors whose terms of office continued after the meeting were John T. Dillon, James A. Henderson, Robert D. Kennedy, W. Craig McClelland, Robert J. Eaton, John R. Kennedy, Donald F. McHenry and Patrick F. Noonan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         10.1 Nonfunded Deferred Compensation Plan for Directors (As amended through May 7, 2002)

         10.2 Amendment No. 3 to International Paper Company Restricted Stock Plan for Non-Employee Directors

         11    Statement of Computation of Per Share Earnings

         12    Computation of Ratio of Earnings to Fixed Charges

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

         Reports on Form 8-K were filed on January 22, 2002 under Item 5 reporting earnings for the quarter ended December 31, 2001 and full year 2001 results, and on April 19, 2002 and July 18, 2002 under Item 5 reporting earnings for the quarters ended March 31, 2002 and June 30, 2002, respectively. A report on Form 8-K was filed on April 9, 2002 under Item 4 announcing a change in International
         Paper's independent auditor.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

        Date:  August 13, 2002                By /s/ JOHN V. FARACI
                                                ------------------
                                             John V. Faraci
                                             Executive Vice President and Chief
                                             Financial Officer


        Date:  August 13, 2002                By /s/ ANDREW R. LESSIN
                                                --------------------
                                             Andrew R. Lessin
                                             Vice President and
                                             Chief Accounting Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as.................................'SS'