Form 10-Q
period 2002-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2002-11-13
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 Yes  X    No
                                     ---      ---
         The number of shares outstanding of the registrant's common stock as of October 31, 2002 was 479,678,875.

================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                         PAGE NO.
Item 1.       Financial Statements

              Consolidated Statement of Earnings -
                 Three Months and Nine Months Ended September 30, 2002 and 2001                 1

              Consolidated Balance Sheet -
                 September 30, 2002 and December 31, 2001                                       2

              Consolidated Statement of Cash Flows -
                 Nine Months Ended September 30, 2002 and 2001                                  3

              Consolidated Statement of Common Shareholders' Equity -
                 Nine Months Ended September 30, 2002 and 2001                                  4

              Notes to Consolidated Financial Statements                                        5

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     15

              Financial Information by Industry Segment                                        26

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                       28

Item 4.       Controls and Procedures                                                          29

PART II.      Other Information

Item 1.       Legal Proceedings                                                                30

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                     ---------------------     -----------------------
                                                                       2002         2001         2002          2001
                                                                     --------     --------     ---------     ---------
Net Sales                                                            $ 6,343      $ 6,529      $ 18,686      $ 20,109
                                                                     --------     --------     ---------     ---------
Costs and Expenses
   Cost of products sold                                               4,611        4,789        13,664        14,841
   Selling and administrative expenses                                   509          530         1,516         1,696
   Depreciation and amortization                                         407          474         1,194         1,407
   Distribution expenses                                                 281          287           821           840
   Taxes other than payroll and income taxes                              65           67           201           213
   Merger integration costs                                                -            -             -            42
   Restructuring and other charges                                        19          481            98           946
   Net (gains) losses on sales and impairments of businesses
     held for sale                                                        (3)         (47)          (31)           38
                                                                     --------     --------     ---------     ---------
Total Costs and Expenses                                               5,889        6,581        17,463        20,023
   Reversal of reserves no longer required                                 -            -            10             -
                                                                     --------     --------     ---------     ---------
Earnings (Loss) Before Interest, Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative Effect of
   Accounting Change                                                     454          (52)        1,233            86
   Interest expense, net                                                 186          235           590           718
                                                                     --------     --------     ---------     ---------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative Effect of
   Accounting Change                                                     268         (287)          643          (632)
   Income tax provision (benefit)                                         85          (45)          118          (174)
   Minority interest expense, net of taxes                                38           33           100           112
                                                                     --------     --------     ---------     ---------
Earnings (Loss) Before Extraordinary Items and
   Cumulative Effect of Accounting Change                                145         (275)          425          (570)
   Net losses on sales and impairments of businesses held for
     sale, net of taxes and minority interest                              -            -             -           (46)
   Cumulative effect of change in accounting for derivatives
     and hedging activities, net of taxes and minority interest            -            -             -           (16)
                                                                     --------     --------     ---------     ---------
Net Earnings (Loss)                                                    $ 145       $ (275)        $ 425        $ (632)
                                                                     ========     ========     =========     =========
Basic and Diluted Earnings Per Common Share
   Earnings (loss) before extraordinary items and accounting change   $ 0.30      $ (0.57)       $ 0.88       $ (1.18)
   Extraordinary items                                                     -            -             -         (0.10)
   Cumulative effect of accounting change                                  -            -             -         (0.03)
                                                                     --------     --------     ---------     ---------
   Net earnings (loss)                                                $ 0.30      $ (0.57)       $ 0.88       $ (1.31)
                                                                     ========     ========     =========     =========
Average Shares of Common Stock Outstanding                             481.1        482.9         482.0         482.9
                                                                     ========     ========     =========     =========
Cash Dividends Per Common Share                                       $ 0.25       $ 0.25        $ 0.75        $ 0.75
                                                                     ========     ========     =========     =========


The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL PAPER COMPANY
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                                          September 30,   December 31,
                                                                                2002       2001 (1)
                                                                         --------------- ---------------
Assets
Current Assets
  Cash and temporary investments                                            $    994       $  1,224
  Accounts and notes receivable, net                                           2,882          2,778
  Inventories                                                                  2,846          2,877
  Assets of businesses held for sale (1)                                         131            219
  Other current assets                                                         1,162          1,057
                                                                            --------       --------
Total Current Assets                                                           8,015          8,155
                                                                            --------       --------
Plants, Properties and Equipment, net                                         14,020         14,616
Forestlands                                                                    3,792          4,197
Investments                                                                      204            239
Goodwill                                                                       6,584          6,543
Deferred Charges and Other Assets                                              3,660          3,427
                                                                            --------       --------
Total Assets                                                                $ 36,275       $ 37,177
                                                                            ========       ========
Liabilities and Common Shareholders' Equity
Current Liabilities
  Notes payable and current maturities of long-term debt                    $    732       $    957
  Accounts payable                                                             2,023          1,793
  Accrued payroll and benefits                                                   473            435
  Liabilities of businesses held for sale (1)                                     41             77
  Other accrued liabilities                                                    1,864          2,079
                                                                            --------       --------
Total Current Liabilities                                                      5,133          5,341
                                                                            --------       --------
Long-Term Debt                                                                11,926         12,457
Deferred Income Taxes                                                          3,937          3,996
Other Liabilities                                                              1,919          2,012
Minority Interest                                                              1,396          1,275
International Paper - Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiaries Holding International Paper Debentures            1,805          1,805
Common Shareholders' Equity
  Common stock, $1 par value, 484.7 shares in 2002 and 484.3 shares in 2001      485            484
  Paid-in capital                                                              6,478          6,465
  Retained earnings                                                            4,685          4,622
  Accumulated other comprehensive income (loss)                               (1,307)        (1,175)
                                                                            --------       --------
                                                                              10,341         10,396
  Less: Common stock held in treasury, at cost, 2002 - 4.6 shares
    2001 - 2.7 shares                                                            182            105
                                                                            --------       --------
Total Common Shareholders' Equity                                             10,159         10,291
                                                                            --------       --------
Total Liabilities and Common Shareholders' Equity                           $ 36,275       $ 37,177
                                                                            ========       ========

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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                            -----------------------------------------
                                                                                   2002                  2001
                                                                            -------------------    ------------------
Operating Activities
  Net earnings (loss)                                                            $ 425                $ (632)
  Cumulative effect of accounting change                                             -                    16
  Depreciation and amortization                                                  1,194                 1,407
  Deferred income tax benefit                                                     (114)                 (369)
  Payments related to restructuring, legal reserves and merger
    integration costs                                                             (257)                 (315)
  Merger integration costs                                                           -                    42
  Restructuring and other charges                                                   98                   946
  Reversal of reserves no longer required                                          (10)                    -
  Net (gains) losses on sales and impairments of businesses held for sale          (31)                   38
  Extraordinary item- Net losses on sales and impairments of businesses
    held for sale                                                                    -                    73
  Other, net                                                                         5                   (10)
  Changes in current assets and liabilities
    Accounts and notes receivable                                                  (62)                    4
    Inventories                                                                     74                   283
    Accounts payable and accrued liabilities                                       128                  (349)
    Other                                                                          (22)                 (108)
                                                                            -----------            ----------
Cash Provided by Operations                                                      1,428                 1,026
                                                                            -----------            ----------
Investment Activities
  Invested in capital projects
     Ongoing businesses                                                           (613)                 (670)
     Businesses sold and held for sale                                              (4)                  (18)
  Mergers and acquisitions, net of cash acquired                                     -                  (150)
  Proceeds from divestitures                                                       535                 1,552
  Other                                                                            (80)                  (86)
                                                                            -----------            ----------
Cash (Used for) Provided by Investment Activities                                 (162)                  628
                                                                            -----------            ----------
Financing Activities
  Issuance of common stock                                                          43                    20
  Issuance of debt                                                                 837                 2,753
  Reduction of debt                                                             (1,763)               (2,996)
  Change in bank overdrafts                                                        (51)                 (176)
  Purchases of treasury stock                                                     (124)                  (44)
  Dividends paid                                                                  (362)                 (361)
  Other                                                                             (7)                   46
                                                                            -----------            ----------
Cash Used for Financing Activities                                              (1,427)                 (758)
                                                                            -----------            ----------
Effect of Exchange Rate Changes on Cash                                            (69)                  (75)
                                                                            -----------            ----------
Change in Cash and Temporary Investments                                          (230)                  821
Cash and Temporary Investments
  Beginning of the period                                                        1,224                 1,198
                                                                            -----------            ----------
  End of the period                                                              $ 994               $ 2,019
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

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                   (Unaudited)
                (In millions, except share amounts in thousands)

                      Nine Months Ended September 30, 2002

                                                                             Accumulated                           Total
                                                                                Other                              Common
                               Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock     Shareholders'
                                Shares     Amount     Capital    Earnings   Income (Loss)   Shares     Amount      Equity
                               ---------- ---------- ----------- ---------- -------------- ---------- ---------- ------------
Balance, December 31, 2001        484,281      $ 484     $ 6,465    $ 4,622       $ (1,175)     2,693      $ 105    $ 10,291
Issuance of stock for various
   plans                              404          1          13          -              -     (1,181)       (47)         61
Repurchases of stock                    -          -           -          -              -      3,110        124        (124)
Cash dividends - Common
   stock ($0.75 per share)              -          -           -       (362)             -          -          -        (362)
Comprehensive income (loss):

  Net earnings                          -          -           -        425              -          -          -         425
  Change in cumulative foreign
   currency translation adjustment      -          -           -          -           (178)         -          -        (178)
  Net gain on cash flow
    hedging derivatives:
    Net gain arising during the period  -          -           -          -             41          -          -          41
    Less: Reclassification adjustment
      for losses included in net income -          -           -          -              5          -          -           5
                                                                                                                 ------------
   Total comprehensive income                                                                                            293
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -----------
Balance, September 30, 2002       484,685      $ 485     $ 6,478    $ 4,685       $ (1,307)     4,622      $ 182    $ 10,159
                                ========== ========== =========== ========== ============== ========== ========== ===========

                      Nine Months Ended September 30, 2001

                                                                            Accumulated                             Total
                                                                               Other                               Common
                              Common Stock   Issued   Paid-in   Retained   Comprehensive       Treasury Stock    Shareholders'
                                 Shares      Amount   Capital   Earnings   Income (Loss)     Shares      Amount     Equity
                              ------------ --------- ---------  ---------- ------------------------- ----------  ------------
Balance, December 31, 2000        484,160      $ 484    $ 6,501   $ 6,308       $ (1,142)     2,690      $ 117      $ 12,034
Issuance of stock for various
   plans                               52          -        (42)        -              -     (1,656)       (73)           31
Repurchases of stock                    -          -          -         -              -      1,240         44           (44)
Cash dividends - Common
   stock ($0.75 per share)              -          -          -      (361)             -          -          -          (361)
Comprehensive income (loss):

  Net loss                              -          -          -      (632)             -          -          -          (632)
  Change in cumulative foreign
    currency translation adjustment     -          -          -         -           (139)         -          -          (139)
  Net loss on cash flow
    hedging derivatives:
    Net loss arising during the period  -          -          -         -            (73)         -          -           (73)
    Less: Reclassification adjustment
      for losses included in net income -          -          -         -             24          -          -            24
                                                                                                                   -----------
   Total comprehensive loss                                                                                             (820)
                                ---------- ---------- ----------- --------- -------------- ---------- ----------  ------------
Balance, September 30, 2001       484,212      $ 484     $ 6,459  $ 5,315       $ (1,330)     2,274       $ 88      $ 10,840
                                ========== ========== =========== ========= ============== ========== ==========  ============

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

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings (loss) per common share before extraordinary items and cumulative effect of accounting change were computed by dividing earnings (loss) before extraordinary items and cumulative effect of accounting change by the weighted average number of common shares outstanding. Earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, and earnings (loss) per common share before extraordinary items and cumulative effect of accounting change, assuming dilution, is as follows:

                                                                       Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                     -----------------------   -----------------------
In millions, except per share amounts                                   2002          2001        2002         2001
-------------------------------------                                ---------     ---------    ---------   ----------
Earnings (loss) before extraordinary items
   and cumulative effect of accounting change                            $ 145       $ (275)      $ 425        $ (570)
Effect of dilutive securities                                                -            -           -             -
                                                                     ----------    ---------   ---------   -----------
Earnings (loss) before extraordinary items and cumulative
   effect of accounting change - assuming dilution                       $ 145       $ (275)      $ 425        $ (570)
                                                                     ==========    =========   =========   ===========
Average common shares outstanding                                        481.1        482.9       482.0         482.9
Effect of dilutive securities
   Stock options                                                           1.2            -         1.8             -
                                                                     ----------    ---------   ---------   -----------
Average common shares outstanding - assuming dilution                    482.3        482.9       483.8         482.9
                                                                     ==========    =========   =========   ===========
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change                           $ 0.30       $(0.57)     $ 0.88       $ (1.18)
                                                                     ==========    =========   =========   ===========
Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting change - assuming dilution       $ 0.30       $(0.57)     $ 0.88       $ (1.18)
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

NOTE 4 - SPECIAL AND EXTRAORDINARY ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Restructuring and Other Charges:

During the third quarter of 2002, special charges totaling $19 million before taxes and minority interest ($9 million after taxes and minority interest), including $9 million for asset impairment charges and $10 million for severance and other charges, were recorded. The following table presents additional detail related to the $19 million charge:

                                             Asset        Severance
In millions                              Write-downs      and Other         Total
--------------                           -----------     -----------     -----------
Specialty Businesses and Other     (a)         $ -            $  3            $  3
Carter Holt Harvey                 (b)           5               7              12
Other                              (c)           4               -               4
                                         -----------     -----------     -----------
                                               $ 9            $ 10            $ 19
                                         ===========     ===========     ===========

(a) The Specialty Businesses and Other charge of $3 million relates to the termination of 43 employees at Arizona Chemical's U.S. operations to reduce costs.

(b) The Carter Holt Harvey severance and other charge of $7 million relates primarily to severance for job reductions at the Kinleith, New Zealand mill (102 employees) and at packaging operations in Australia (45 employees). The Kinleith reductions are part of a continuing program to improve the cost structure at the mill. In addition, Carter Holt Harvey recorded a $5 million loss related to a write-down of non-refundable tax credits to their estimated realizable value.

(c) This $4 million charge relates to the write-down to zero of International Paper's investment in Forest Express, a joint venture engaged in electronic commerce transaction processing for the forest products industry.

During the second quarter of 2002, special charges before taxes of $79 million ($50 million after taxes) were recorded for asset shutdowns of excess internal capacity and cost reduction actions. This amount included a $42 million charge for asset write-downs and a $37 million charge for severance and other charges. The following table presents additional detail related to the $79 million charge:

                                               Asset       Severance
In millions                                 Write-downs    and Other       Total
--------------                              -----------    ----------    ---------
Printing Papers                        (a)      $ 39          $ 18          $ 57
Consumer Packaging                     (b)         3             -             3
Distribution                           (c)         -             7             7
Administrative Support Groups          (d)         -            12            12
                                             --------     ---------     ---------
                                                $ 42          $ 37          $ 79
                                             ========     =========     =========

(a) The Printing Papers business approved a plan to shut down the Hudson River, New York mill by December 31, 2002, as many of the specialty products produced at the mill are not competitive in current markets. The mill was closed in November 2002. The assets of the mill are currently being marketed for sale. Impairment charges associated with the shutdown included $39 million to write the assets down to their estimated realizable value of approximately $5 million, $9 million of severance costs covering the termination of 294 employees, and other cash costs of $7 million. The Printing Papers business also recorded an additional charge of $2 million related to the termination of 52 employees in conjunction with the business's plan to streamline and realign administrative functions at several of its locations.

(b) The Consumer Packaging business approved a plan to consolidate duplicate facilities and eliminate excess internal capacity. The $3 million charge recorded relates to the write-down of assets to their estimated salvage value.

(c) The Distribution business (xpedx) severance charge of $7 million reflects the termination of 145 employees in conjunction with the business's plan to reduce operating and selling costs.

(d) During the second quarter of 2002, International Paper implemented the second phase of its cost reduction program, which was initiated in the second quarter of 2001, to realign its administrative functions across all business and staff support groups. As a result, a $12 million severance charge was recorded covering the termination of 102 employees.

The following table presents a roll forward of the cumulative severance and other costs included in the 2002 restructuring plans:

                                                                 Severance
Dollars in millions                                              and Other
----------------------                                           ---------
Opening balance - second quarter 2002 (593 employees)               $ 37
   Additions - third quarter 2002 (190 employees)                     10
   Cash charges - 2002 (50 employees)                                 (2)
                                                                 --------
Balance, September 30, 2002 (733 employees)                         $ 45
                                                                 ========

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the fourth quarter of 2001, a restructuring charge of $171 million before taxes ($111 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions were recorded, including $84 million for asset write-downs and $87 million for severance and other charges.

During the third quarter of 2001, restructuring and other charges totaling a net pre-tax charge of $481 million ($341 million after taxes) were recorded. These items included a $256 million pre-tax charge ($195 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional Masonite legal reserves. The $256 million pre-tax charge included $183 million of asset write-downs and $73 million of severance and other charges.

During the second quarter of 2001, International Paper recorded a restructuring charge totaling $465 million before taxes and minority interest ($300 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, including $240 million for asset write-downs and $225 million for severance and other charges.

The following table presents a roll forward of the cumulative severance and other costs included in the 2001 restructuring plans:

                                                                            Severance
Dollars in millions                                                         and Other
----------------------                                                     -------------
Opening balance - second quarter 2001 (3,450 employees)                      $ 225
   Additions - third quarter 2001 (1,176 employees)                             73
   Additions - fourth quarter 2001 (1,463 employees)                            87
   Cash charges - 2001 (3,383 employees)                                      (131)
                                                                           --------
Balance, December 31, 2001 (2,706 employees)                                   254
   Cash charges - first quarter 2002 (1,178 employees)                         (49)
   Cash charges - second quarter 2002 (756 employees)                          (41)
   Cash charges - third quarter 2002 (361 employees)                           (24)
   Reversal of reserves no longer required (314 employees)                      (3)
                                                                           --------
Balance, September 30, 2002 (97 employees)                                   $ 137
                                                                           ========

The balance of $137 million at September 30, 2002 includes approximately $5 million for severance relating to the remaining 97 employees, $55 million representing deferred payments to employees already severed and $77 million for other exit costs.

Also during the fourth quarter of 2001, International Paper recorded a pre-tax credit of $17 million ($11 million after taxes) for excess 1999 and 2000 second and fourth quarter restructuring reserves no longer required.

During 2000, International Paper recorded charges totaling $824 million before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. At December 31, 2001, the balance remaining for cumulative severance and other costs totaled $67 million relating to 466 employees. Cash payments in the first, second and third quarters of 2002 were $9 million relating to 58 employees, $13 million relating to 270 employees and $8 million relating to 75 employees, respectively, leaving a balance of $37 million at September 30, 2002.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that additional charges will be incurred in future periods in our businesses should such triggering events occur.

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

Extraordinary Items:

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received. This charge is included with the $13 million ($8 million after taxes) extraordinary loss on the sale of oil and gas properties and fee mineral and royalty interests in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

NOTE 5 - INVENTORIES

Inventories by major category were:

                                                       September 30,   December 31,
In millions                                                2002           2001
--------------                                           ---------    -----------
Raw materials                                             $   421        $   486
Finished pulp, paper and packaging products                 1,710          1,681
Finished lumber and panel products                            157            174
Operating supplies                                            520            506
Other                                                          38             30
                                                         ---------      ---------
   Total                                                  $ 2,846        $ 2,877
                                                         =========      =========

December 31, 2001 balances include amounts for the Arizona Chemical and Industrial Papers businesses previously classified as businesses held for sale (see Note 6).

NOTE 6 - BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through September 30, 2002, more than $3 billion had been realized under the program, including cash and notes received plus debt assumed by the buyers.

Businesses Held for Sale:

Businesses in the divestment program at September 30, 2002 being marketed for sale included some of International Paper's smaller businesses.

Sales and operating earnings for each of the nine month periods ended September 30, 2002 and 2001 for these businesses, as well as results for businesses sold through their respective divestiture dates, were:

----------------------------------------------------------------------
In millions                              2002       2001
----------------------------------------------------------------------
Sales                                   $ 294     $ 1,015
Operating Profit                            8          43

The sales and operating earnings for these businesses are included in Specialty Businesses and Other in management's discussion and analysis. The assets of businesses held for sale, totaling $131 million at September 30, 2002 are included in Assets of businesses held for sale in Current Assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $41 million at September 30, 2002 are included in Liabilities of businesses held for sale in Current Liabilities in the accompanying consolidated balance sheet.

In June 2002, International Paper announced that it would discontinue efforts to divest its Arizona Chemical and Industrial Papers businesses after these efforts did not generate acceptable offers. International Paper has made a decision to operate these two businesses. International Paper discontinued efforts to divest the Chemical Cellulose Pulp business in February 2002. As a result of these actions, Assets of businesses held for sale and Liabilities of businesses held for sale as of December 31, 2001 were reduced by $429 million and $138 million, respectively, with increases in the related corresponding asset and liability accounts in the accompanying consolidated balance sheet for all periods presented. Operating results for these businesses are included in the Specialty Businesses and Other segment.

Divestitures:

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

In the third quarter of 2002, International Paper completed the sale of its Decorative Products Division to an affiliate of Kohlberg & Co. for approximately $100 million in cash and a note receivable with a fair market value of $13 million. This transaction resulted in no gain or loss as these assets had previously been written down to fair market value in the second quarter of 2002 (see below). Also during the third quarter of 2002, a net pre-tax gain of $3 million before taxes ($1 million after taxes) was recorded related to adjustments of previously recorded costs of businesses held for sale.

During the second quarter of 2002, a net pre-tax gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a gain of $63 million ($40 million after taxes) from the sale in April 2002 of International Paper's Oriented Strand Board facilities to Nexfor Inc. for $250 million, and a net charge of $35 million (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

     (1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;

     (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale;

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

In September 2001, International Paper sold Masonite Corporation (Masonite) to Premdor Inc. of Toronto, Canada for approximately $300 million in cash and a note receivable with a face value of $113 million, resulting in a pre-tax loss of $87 million. In August 2001, International Paper sold its Flexible Packaging business to Exo-Tech Packaging, LLC, a company sponsored by the Sterling Group, L.P., for approximately $85 million in cash and a $25 million note, resulting in a pre-tax loss of $31 million. In July 2001, International Paper sold its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited for approximately $285 million, resulting in a pre-tax gain of $215 million. Also, in the third quarter of 2001, a pre-tax impairment loss of $50 million ($32 million after taxes) was recorded to write down the Chemical Cellulose assets to their expected realizable value of approximately $25 million. The net gain of $47 million from these transactions is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of approximately $85 million based on preliminary offers received. This charge is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

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

The unconsolidated entity is a special purpose entity (SPE). The Financial Accounting Standards Board (the FASB) is currently considering how to modify accounting for SPEs. Based on new standards proposed by the FASB, International Paper would be required in the future to either modify the current structure, or to consolidate this SPE in our financial statements, which would result in an increase in deferred charges and other assets of approximately $485 million, an increase in long-term debt of approximately $465 million, and an increase in minority interest of approximately $20 million, with no effect on cash, shareholders' equity or earnings.

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

NOTE 7 - TEMPORARY INVESTMENTS

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $646 million and $828 million at September 30, 2002 and December 31, 2001, respectively.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments made during the nine-month periods ended September 30, 2002 and 2001 were $712 million and $784 million, respectively. Capitalized net interest costs were $6 million for the nine months ended September 30, 2002 and $10 million for the nine months ended September 30, 2001. Total interest expense was $671 million for the first nine months of 2002 and $808 million for the first nine months of 2001. Income tax payments of $204 million and $326 million were made during the first three quarters of 2002 and 2001, respectively. Distributions paid under all of International Paper's preferred securities of subsidiaries were $89 million and $102 million during the first nine months of 2002 and 2001, respectively, and are included in minority interest expense.

Accumulated depreciation was $17.3 billion at September 30, 2002 and $16.6 billion at December 31, 2001. The allowance for doubtful accounts was $178 million at September 30, 2002 and $179 million at December 31, 2001.

NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

Asset Retirement Obligations:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. International Paper is in the process of evaluating the impact of adopting SFAS No. 143, but does not believe it will be significant.

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It also requires at least an annual assessment of goodwill for impairment. The first step of the initial test for impairment had to be completed by June 30, 2002, with any initial impairment charges finalized no later than December 31, 2002 and then recorded as a cumulative effect of accounting change in the 2002 first quarter. Any impairment charges in subsequent years would be recorded in operating results.

The first step of the initial test for impairment required a comparison for each of International Paper's reporting units of the fair value of each unit with the carrying amounts of net assets including goodwill. If the carrying amount exceeded a unit's fair value, the second step of the impairment test was performed to measure the amount of impairment loss, if any. Based on the completion of this first step, it is anticipated that an initial goodwill impairment loss will be recorded in the Industrial and Consumer Packaging, Carter Holt Harvey and Printing Papers business segments. While the determination of the amount of this initial impairment charge will not be finalized until the fourth quarter of 2002, International Paper currently estimates that a total pre-tax charge of $1 billion to $1.4 billion will be required with no impact on cash flows.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow. The following table shows net earnings for the first three months and nine months of 2002 and pro forma net earnings for the first three months and nine months of 2001 exclusive of goodwill amortization.

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                               -------------------------   ------------------------
In millions, except per share amounts                              2002           2001        2002            2001
-------------------------------------------------              -------------  ----------   ---------    -----------
Earnings (loss) before extraordinary items and cumulative        $ 145         $ (275)      $ 425       $ (570)
  effect of accounting change
Add back: Goodwill amortization                                      -             46           -          137
Net losses on sales and impairments of
  businesses held for sale, net of taxes and
  minority interest                                                  -              -           -          (46)
Cumulative effect of accounting change, net of taxes
  and minority interest                                              -              -           -          (16)
                                                               --------       ----------   ---------    --------
Adjusted net earnings (loss)                                     $ 145         $ (229)      $ 425       $ (495)
                                                               ========       ==========   =========    ========

Basic and Diluted Earnings Per Common Share
  Earnings (loss) before extraordinary items and
    cumulative effect of accounting change                      $ 0.30        $ (0.57)      $ 0.88      $ (1.18)
  Goodwill amortization                                              -           0.09            -         0.28
  Loss per share - extraordinary items                               -              -            -        (0.10)
  Loss per share - cumulative effect of
    accounting change                                                -              -            -        (0.03)
                                                             ----------      -----------   ----------  ---------
  Adjusted net earnings (loss)                                  $ 0.30        $ (0.48)      $ 0.88      $ (1.03)
                                                             ==========      ===========   ==========  =========

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

At September 30, 2002 and December 31, 2001, reserve balances for these matters totaled $98 million and $208 million, respectively. The following table presents an analysis of the net reserve activity related to these lawsuits for the nine months ended September 30, 2002.

RESERVE ANALYSIS

------------------------------------------------------------------------
                                      Hard -    Omni-
In millions                           board     wood     Woodruf  Total
------------------------------------------------------------------------
Balance, December 31, 2001            $ 179     $ 20       $ 9    $ 208
Payments                               (125)     (11)       (7)    (143)
Insurance collections                    33        -         -       33
                                    -------- -------- -------- --------
Balance, September 30, 2002           $  87     $  9       $ 2    $  98
                                    ======== ======== ======== ========

The following table shows an analysis of claims statistics related to these lawsuits for the nine months ended September 30, 2002.

CLAIMS STATISTICS

---------------------------------------------------------------------------------------------------
In thousands                  Hardboard       Omniwood         Woodruf          Total
No. of                     Single  Multi-  Single  Multi-  Single  Multi-   Single  Multi-
Claims Pending             Family  Family  Family  Family  Family  Family   Family  Family   Total
---------------------------------------------------------------------------------------------------
December 31, 2001             30.0     5.4     1.4     0.3     1.5     0.2    32.9     5.9    38.8
No. of Claims Filed           37.9     8.0     2.5     0.4     1.0     0.1    41.4     8.5    49.9
No. of Claims Paid           (27.2)   (7.0)   (1.7)   (0.3)   (1.0)      -   (29.9)   (7.3)  (37.2)
No. of Claims Dismissed      (12.2)   (2.7)   (0.3)      -    (0.4)      -   (12.9)   (2.7)  (15.6)
September 30, 2002            28.5     3.7     1.9     0.4     1.1     0.3    31.5     4.4    35.9

As discussed in Note 11 to the Financial Statements included in International Paper's Annual Report for the year ended December 31, 2001, the reserve balances for these matters were determined based on statistical outcomes developed by an independent third party. These statistical outcomes were based on certain key assumptions, including projections of the number of future claim filings and the amount of average claim settlement payments. Work is currently being performed to prepare updated future projections for these lawsuits, taking into account recent claims information.

International Paper believes additional amounts will be recovered from its insurance carriers in the future relating to these claims. However, the company is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future. At this time, International Paper believes that the reserve balances established for these matters are adequate.

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

NOTE 11 - SUBSEQUENT EVENTS

On October 29, 2002, International Paper completed a private placement with registration rights of $1 billion aggregate principal amount 5.85% notes due October 30, 2012. On November 5, 2002, the sale of an additional $200 million principal amount of 5.85% notes due October 30, 2012 was completed. The net proceeds of these sales will be used to refinance most of International Paper's $1.2 billion aggregate principal amount of 8% notes due July 8, 2003 that were issued in connection with the Champion acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper reported net earnings of $145 million, or $.30 per share, in the 2002 third quarter. This compared with a net loss of $275 million, or $.57 per share, in the third quarter of 2001 and net earnings of $215 million, or $.45 per share, in the second quarter of 2002.

Special items in the 2002 third quarter consisted of a pre-tax charge of $10 million ($4 million after taxes and minority interest) for business realignment severance costs, a pre-tax charge of $9 million ($5 million after taxes and minority interest) for asset impairment charges, and a net $3 million gain before taxes ($1 million after taxes) related to adjustments of gains (losses) of businesses previously sold. Third-quarter 2001 special items included a net gain of $47 million before taxes (net loss of $2 million after taxes) related to disposition and impairment losses on assets of businesses held for sale, and charges in the amount of $481 million before taxes ($341 million after taxes) in connection with facility and business rationalizations and an increase in litigation related reserves. Special items in the 2002 second quarter included a pre-tax charge of $79 million ($50 million after taxes) for facility closures, administrative realignment and related severance costs, and a net $28 million gain before taxes and minority interest ($96 million after taxes and minority interest) related to sales and expenses of businesses held for sale.

Third-quarter 2002 net sales totaled $6.3 billion compared with $6.5 billion for the same period in 2001 and $6.3 billion in the second quarter of 2002. The year-over-year reduction in sales principally reflects lower average selling prices and lost contributions from businesses sold as part of our divestment program.

Earnings Before Special and Extraordinary Items

Before special items, third-quarter 2002 earnings were $153 million, or $.32 per share. Earnings for the same period in 2001 were $68 million, or $.14 per share, before special items. Second-quarter 2002 earnings before special items were $169 million, or $.35 per share.

Earnings in 2002 continue to benefit from cost reduction initiatives and restructuring actions taken in prior periods. Third-quarter 2002 earnings benefited approximately $30 million before taxes from operating cost improvements compared with the 2002 second quarter, as both overhead and raw material costs declined. The benefit of these lower costs, combined with a slight increase in volumes, largely offset the effects of lower average prices, capital project start up costs in our packaging business and lower foreign exchange gains. Second-quarter 2002 earnings also include income from the reversal of previously accrued countervailing and antidumping duties related to our Weldwood operations in Canada.

Compared with the prior-year third quarter, operating cost improvements contributed about $125 million before taxes to the 2002 results, reflecting lower overhead, raw material and energy costs. The benefit of these lower costs, combined with improved volume, more than offset the impact of lower average prices. The current year third quarter also benefited from lower interest costs and the elimination of goodwill amortization that resulted in an increase of $.09 per share in the third quarter ($.28 per share for the first nine months) compared with 2001 results.

During the third quarter, International Paper took approximately 200,000 tons of downtime, including 50,000 tons for lack-of-orders, compared with 300,000 tons in the 2002 second quarter, which included 65,000 tons for lack-of-order downtime. These actions kept inventory levels relatively flat compared with prior year levels. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for planned maintenance are charged to expense evenly in each quarter of the year. Downtime costs due to lack-of-orders are expensed in the periods that they are taken.

The following segment discussions for the third quarter of 2002 are based on results before special and extraordinary items.

Printing Papers

                                        2002                                           2001
                    ---------------------------------------------  --------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter    Nine Months
                    ---------------------------------------------  --------------------------------------------
Sales                  $ 1,965         $ 1,815         $ 5,600         $ 1,945        $ 1,945         $ 5,975
Operating Profit           180             106             362             146            119             419

Printing Papers net sales for the third quarter of 2002 were up 8% from the second quarter of 2002 and were slightly higher than in the third quarter of 2001. Operating profits in the third quarter of 2002 increased 70% from the second quarter of 2002 and 23% from the third quarter of 2001. Strong manufacturing performance and broad-based cost reduction efforts throughout the system continued to have a positive impact on earnings. Compared with the 2002 second quarter, the uncoated free sheet business continued to show slow but steady improvement in the third quarter. Volumes increased slightly in the quarter while average prices remained about flat. In our pulp business, average prices and volumes were up versus the 2002 second quarter, resulting in a continued decline in the business's operating loss. By the end of the third quarter, the pulp market appeared to be showing some softness as inventories increased slightly during the quarter. The seasonally strong catalog market drove increased volumes in coated paper in the third quarter versus the second quarter of 2002. This volume increase combined with reduced costs to offset the impact of slightly weaker coated paper prices during the quarter. European Papers operations showed modest improvement in the third quarter versus the second quarter of 2002 coming off a strong second quarter. In Brazil, operating profits improved during the quarter with increased volumes offsetting the negative impact of lower export prices. The Printing Papers segment took 45,000 tons of lack-of-order downtime and 55,000 tons of maintenance-related downtime in the third quarter of 2002. This compared with the previous quarter's downtime that included 45,000 tons due to lack-of-orders and 170,000 tons related to maintenance. The segment's ongoing focus is to realize the price increases initiated during the third quarter with continued emphasis on cost reduction efforts and operating efficiencies.

Industrial and Consumer Packaging

                                        2002                                           2001
                    ---------------------------------------------  --------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter     Nine Months
                    ---------------------------------------------  --------------------------------------------
Sales                  $ 1,565         $ 1,530         $ 4,555         $ 1,550        $ 1,585         $ 4,725
Operating Profit           128             145             401             127            139             379

Industrial and Consumer Packaging net sales for the third quarter of 2002 were up 2% from the second quarter of 2002 and were flat compared with the third quarter of 2001. Operating profits in the third quarter of 2002 were down 12% from the second quarter of 2002 and were about even with the third quarter of 2001. Compared with the second quarter of 2002, third quarter average prices for this business remained relatively flat, although prices were somewhat higher at quarter end, while volumes improved slightly. The volume improvement was principally the result of higher export sales in the Industrial Packaging business. Average prices for the quarter were slightly below expectations as price increases announced in the second quarter for certain bleached board and linerboard grades were realized more slowly than anticipated. Consumer Packaging's third quarter results were lower due primarily to start-up costs associated with a machine upgrade in the bleached board system. The segment took no lack-of-order downtime in the third quarter as our internal supply was well balanced with customer demand. Fourth quarter 2002 results for this segment should benefit from previously announced price increases and completion of the machine upgrade, offset by a seasonal drop in product demand.

Distribution

                                        2002                                           2001
                    ---------------------------------------------  --------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter     Nine Months
                    ---------------------------------------------  --------------------------------------------
Sales                 $ 1,605         $ 1,575         $ 4,715         $ 1,665        $ 1,710         $ 5,175
Operating Profit           23              23              64               5             12              31

Distribution's 2002 third-quarter net sales were up 2% from the 2002 second quarter and down 4% from the third quarter of 2001. Operating profits in the third quarter of 2002 were flat compared with the second quarter of 2002 and were up significantly from the third quarter of 2001. Domestic sales volumes reflected a slight improvement in the current quarter compared with the second quarter of 2002. In addition to higher volumes, third quarter earnings benefited from lower overhead and operating costs, offset by higher bad debt expense and a less profitable sales mix versus the 2002 second quarter. Third-quarter 2002 earnings improved from the same quarter a year earlier reflecting benefits from aggressive cost control efforts, facility consolidation and lower bad debt expense. In addition to ongoing internal cost reduction efforts, we continue to focus on improving our market share and customer profitability to strengthen financial results.

Forest Products

                                        2002                                           2001
                    --------------------------------------------  ---------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter     Nine Months
                    --------------------------------------------  ---------------------------------------------
Sales                    $ 745           $ 815         $ 2,325           $ 725          $ 720         $ 2,130
Operating Profit           164             204             544             184            182             502

Forest Products net sales for the third quarter of 2002 were 3% higher than the third quarter of 2001 and were 9% lower than the second quarter of 2002. Operating profits in the third quarter of 2002 were 20% lower than the second quarter of 2002 and were 11% lower than the third quarter of 2001. The decline in third-quarter 2002 earnings versus the second quarter of 2002 reflected lower average lumber prices in North America. In addition, second-quarter 2002 results included the favorable impact of the reversal of previously accrued countervailing and anti-dumping duties at Weldwood in Canada. Overall, both harvest volumes and average stumpage prices were lower than in 2001 third quarter. Compared with the 2002 second quarter, harvest volumes were about flat, while average prices were slightly lower. Earnings in the third quarter also benefited from seasonally higher recreational income. The earnings decrease from the 2001 third quarter was principally due to lower harvest volumes. Earnings from timberland sales for the 2002 third quarter were essentially flat compared with both the second and first quarters of 2002. Earnings from major land and timber sales (over $10 million) in the third quarter of 2002 were about $35 million lower than in the 2002 second quarter, and about $10 million higher than 2001 third-quarter totals; however, year-to-date earnings from major land and timber sales were approximately the same in 2002 as in 2001. International Paper monetizes its forest assets in various ways including sales of short- and long-term harvest rights on a pay-as-cut or lump-sum sales basis, as well as sales of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volumes of such sales.

Carter Holt Harvey

                                        2002                                           2001
                    --------------------------------------------  ---------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter    Nine Months
                    --------------------------------------------  ---------------------------------------------
Sales                    $ 500           $ 480         $ 1,390           $ 455          $ 400         $ 1,250
Operating Profit            16              14              40              (1)             5               5

Carter Holt Harvey's 2002 third-quarter net sales were 4% higher than the second quarter of 2002 and were 10% higher than the third quarter of 2001. Operating profits in the third quarter of 2002 were 14% higher than the second quarter of 2002 and were significantly higher than the third quarter of 2001. Forest Operations' 2002 third-quarter earnings were about the same as in the previous quarter, but up significantly for the nine-month period compared with the same period in 2001 due to higher prices and lower harvesting and distribution costs. The Wood Products business benefited from the continued strength in both the Australian and New Zealand residential construction markets as well as improved operational performance. The Pulp and Paper business benefited from increased pulp prices.

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

Specialty Businesses and Other

                                        2002                                           2001
                    --------------------------------------------  ---------------------------------------------
In millions          3rd Quarter     2nd Quarter    Nine Months     3rd Quarter     2nd Quarter    Nine Months
                    --------------------------------------------  ---------------------------------------------
Sales                    $ 340           $ 445         $ 1,205           $ 530          $ 675         $ 1,920
Operating Profit            12              16              38              16             25              49

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers. Also included are certain small businesses identified in International Paper's divestiture program. The operating results for the Decorative Products business, Masonite, the oil and gas and mineral royalty business, the Curtis/Palmer hydroelectric facility, the Flexible Packaging business, and other minor businesses are included in this segment for periods prior to their sale. Third-quarter 2002 sales were down 24% and 36% from the second quarter of 2002 and the third quarter of 2001, respectively, mainly due to the exclusion of businesses sold in prior periods. Similarly, operating profits in the third quarter of 2002 were down 25% from both the second quarter of 2002 and the third quarter of 2001.

Corporate Items and Interest Expense

Corporate charges increased to $71 million in the 2002 third quarter compared with $37 million in the second quarter of 2002, principally due to a reduction in foreign exchange gains, as well as a slight decrease in pension income and an increase in benefit expenses. The decline in corporate charges of $18 million in the current quarter versus the third quarter of 2001 also reflects the elimination of goodwill amortization and lower natural gas hedging costs.

Interest expense, net, totaled $186 million during the 2002 third quarter, down from $199 million in the second quarter and $235 million in the third quarter of 2001, reflecting an overall reduction in borrowings as well as lower average interest rates.

Liquidity and Capital Resources

Cash provided by operations totaled $1.4 billion for the first nine months of 2002 compared with $1 billion for the comparable 2001 period. A decline in working capital requirements increased operating cash flow for the first nine months of 2002 by $118 million. In the first nine months of 2001, working capital items used $170 million of cash flow.

Investments in capital projects totaled $617 million and $688 million for the first nine months of 2002 and 2001, respectively. The full year capital spending forecast is in the $1 billion range, well below depreciation and amortization charges.

Financing activities for the first nine months of 2002 included a $926 million net reduction in debt versus a $243 million net reduction in the comparable
2001 nine-month period. Also during the 2002 nine-month period, approximately
3.1 million shares were added to treasury stock at a cost of $124 million, while
1.2 million treasury shares were issued for $47 million for various incentive plans. In the 2001 nine-month period, approximately 1.2 million shares were added to treasury stock at a cost of $44 million with 1.7 million treasury shares issued for $73 million for various incentive plans. Common stock dividend payments were $.75 per share for both the 2002 and 2001 nine-month periods.

At September 30, 2002, cash and temporary investments totaled $994 million compared with $1.2 billion at December 31, 2001.

In March 2002, International Paper combined its $1.1 billion and $900 million 364-day commercial paper credit facilities into a single $1.5 billion facility with a maturity of March 2003. The facility was unused at September 30, 2002.

During the nine months ended September 30, 2002, International Paper entered into fixed-to-floating interest rate swap agreements with a notional amount of $650 million and maturities ranging from 2003 through 2011. The objective of these transactions, all of which qualify for hedge accounting, was to take advantage of favorable interest rates.

On October 29, 2002, International Paper completed a private placement of $1 billion aggregate principal amount 5.85% notes due October 30, 2012. On November 5, 2002, the sale of an additional $200 million principal amount of 5.85% notes due October 30, 2012 was completed. The proceeds of these sales will be used to refinance most of International Paper's $1.2 billion aggregate principal amount of 8% notes due July 8, 2003 that was issued in connection with the Champion acquisition.

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

Divestitures:

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through September 30, 2002, more than $3 billion had been realized under the program, including cash and notes received plus debt assumed by the buyers.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

In the third quarter of 2002, International Paper completed the sale of its Decorative Products Division to an affiliate of Kohlberg & Co. for approximately $100 million in cash and a note receivable with a fair market value of $13 million. This transaction resulted in no gain or loss as these assets had been written down to fair market value in the second quarter of 2002 (see below). Also during the third quarter of 2002, a net pre-tax gain of $3 million before taxes ($1 million after taxes) was recorded related to adjustments of previously recorded estimated costs of businesses held for sale.

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

     (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale;

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

During the third quarter of 2001, International Paper completed the divestitures of Masonite Corporation for approximately $300 million in cash and a note receivable with a face value of $108 million, its Flexible Packaging business for approximately $85 million in cash, and its Curtis/Palmer hydroelectric generating project in Corinth, New York for approximately $285 million in cash. Together with an impairment loss of $50 million related to the Chemical Cellulose assets, these transactions resulted in a net pre-tax gain of $47 million in the 2001 third quarter, which is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the second quarter of 2001, a pre-tax impairment loss of $85 million was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of approximately $85 million based on preliminary offers received. This charge is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

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

The unconsolidated entity is a special purpose entity (SPE). The Financial Accounting Standards Board (the FASB) is currently considering how to modify accounting for SPEs. Based on new standards proposed by the FASB, International Paper could be required in the future to either modify the current structure, or to consolidate this SPE in our financial statements, which would result in an increase in Deferred charges and other assets of approximately $485 million, an increase in long-term debt of approximately $465 million, and an increase in minority interest of approximately $20 million, with no effect on cash, shareholders' equity or earnings.

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

Special Items Including Restructuring and Business Improvement Actions

Restructuring and Other Charges:

During the third quarter of 2002, special charges totaling $19 million before taxes and minority interest ($9 million after taxes and minority interest) were recorded for asset write-downs and cost reduction actions. This amount included a $9 million charge for asset write-downs and a $10 million charge for severance and other charges, which are discussed further in Note 4 of the accompanying consolidated financial statements.

During the second quarter of 2002, special charges before taxes of $79 million ($50 million after taxes) were recorded for asset shutdowns of excess internal capacity and cost reduction actions. This amount included a $42 million charge for asset write-downs and a $37 million charge for severance and other charges.

During the first quarter of 2002, a $10 million pre-tax credit ($7 million after taxes) was recorded for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the fourth quarter of 2001, a restructuring charge of $171 million before taxes ($111 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions were recorded, including $84 million for asset write-downs and $87 million for severance and other charges.

During the third quarter of 2001, restructuring and other charges totaling a net pre-tax charge of $481 million ($341 million after taxes) were recorded. These items included a $256 million pre-tax charge ($195 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional Masonite legal reserves. The $256 million pre-tax charge included $183 million of asset write-downs and $73 million of severance and other charges.

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

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that additional charges will be incurred in future periods in our businesses should such triggering events occur.

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

Extraordinary Items:

During the first quarter of 2001, an extraordinary pre-tax charge of $60 million ($38 million after taxes) was recorded for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received. This charge is included with the $13 million ($8 million after taxes) extraordinary loss on the sale of oil and gas properties and fee mineral and royalty interests in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

Other

The effective income tax rate for both the 2002 and 2001 third quarters was 31%. The effective income tax rate after special items, but before extraordinary items and cumulative effect of an accounting change was 18% and 28% for the 2002 and 2001 nine-month periods, respectively. The following table presents the components of pre-tax earnings and losses and the related income tax expense or benefit for each of the nine-month periods ended September 30, 2002 and 2001.

                                                           2002                                         2001
                                       -----------------------------------------  ----------------------------------------
                                         Earnings                                   Earnings
                                       (Loss) Before                              (Loss) Before
                                       Income Taxes     Income Tax                Income Taxes     Income Tax
                                       and Minority     Provision    Effective    and Minority     Provision     Effective
In millions                              Interest       (Benefit)    Tax Rate       Interest       (Benefit)     Tax Rate
--------------                         --------------  ------------- -----------  --------------  -------------  ---------
Before special and
   extraordinary items
   and cumulative effect
   of accounting change                  $ 700            $ 216       31%             $ 394          $ 123         31%
Merger integration costs                     -                -                         (42)           (14)        33%
Restructuring and other charges (1)        (67)            (101)     151%              (984)          (283)        29%
Reversal of reserves no longer
    required                                10                3       30%                 -              -
                                       --------         -------                   ----------      ---------
After special items                      $ 643            $ 118       18%            $ (632)        $ (174)        28%
                                       ========         =======                   ==========      =========

(1) The income tax benefit for this charge in 2002 reflects the reversal of the assumed stock-sale tax treatment of the 2001 fourth-quarter write-down to net realizable value of the assets of Arizona Chemical upon the decision to discontinue sale efforts and to hold and operate this business in the future.

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

Note 1 of the Notes to Consolidated Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2001, includes a summary of the significant accounting policies and methods used in the preparation of International Paper's consolidated financial statements. The following represent critical accounting policies where estimates and judgments can have a significant effect on reported results of operations and financial condition:

Contingent Liabilities, principally for legal and environmental matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 11 of the Notes to Consolidated Financial Statements included in International Paper's Annual Report for the year ended

December 31, 2001, reserves for future claims settlements relating to products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. International Paper utilizes an independent third party to assist in developing these estimates. Work is currently underway to prepare updated future projections for these lawsuits based on the most recent claims information. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

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

Other Financial Statement Items

Pension Accounting. At December 31, 2001, a prepaid pension cost asset of approximately $1.6 billion related to International Paper's qualified defined benefit plans was included in Deferred charges and other assets in the consolidated balance sheet. If, at December 31, 2002, the market value of plan assets is less than the plans' accumulated benefit obligation (ABO), this asset will be written off, net of taxes, together with an amount equal to the after-tax shortfall of the market value of plan assets below the ABO, by a direct charge to Shareholders' equity, with no impact on earnings, earnings per share or cash. International Paper estimates that the impact on our defined benefit plans of the sharp decline in the stock market (an approximate 12% negative return on plan assets for the first nine months of 2002) and lower interest rates will result in a reduction in shareholder's equity of about $1.5 billion based on September 30, 2002 interest rate and stock market levels. This adjustment is required under U.S. Generally Accepted Accounting Principles when the accrued pension liability exceeds the market value of plan assets. The exact amount of the reduction will depend on year-end plan asset values and interest rates; however, cash will not be impacted this year, and the probability of required cash contributions for the next several years is low. The reduction in equity will not adversely affect International Paper's debt covenants.

Net pension income reported in operating income totaled approximately $61 million for International Paper's U.S. plans for the nine months ended September 30, 2002, or about $37 million lower than the amount recorded for the first nine months of 2001. Net pension expense for non-U.S. plans was about $15 million for the nine-month periods in both years. The decrease in U.S. plan pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 9.25% for 2002 from 10% for 2001, and a reduction in the discount rate (7.25% for 2002 and 7.5% for 2001) and assumed rate of future compensation increase (4.5% for 2002 and 4.75% for 2001).

SFAS No. 87, "Employers' Accounting for Pensions", provides for delayed recognition of actuarial gains and losses, including differences between the actual and expected return on plan assets and changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 15 years) to the extent that they are not offset by gains and losses in subsequent years. At December 31, 2001, unrecognized net actuarial losses for International Paper's plans totaled approximately $1.2 billion. While the final amount of such net unrecognized losses at December 31, 2002 will be highly dependent upon changes in the market value of plan assets and movements in interest rates through year end, net unrealized actuarial losses are projected to total approximately $2.7 billion at December 31, 2002, reflecting declines in the fair value of plan assets and discount rates during 2002. The sharp decline in the stock market (that resulted in a decline in the value of pension assets) and lower interest rates is expected to result in a small noncash net pension expense for the company's U.S. plans in 2003.

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

At December 31, 2001, 29.1 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. During the first nine months of 2002, 900,000 options were exercised, and 6.3 million options were granted with a weighted average exercise price of $41.57 per share. At September 30, 2002, 32.9 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. During the first nine months of 2002, International Paper's share price ranged from $31.75 to $46.19 per share.

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

Forward-Looking Statements

The statements under "Management's Discussion and Analysis" and other statements contained herein that are not historical facts are forward-looking statements (as such term is defined under the Private Securities Litigation Reform Act of 1995). Forward-looking statements reflect our expectations or forecasts of future events. These include statements relating to future actions, future performance or the outcome of contingencies, such as legal proceedings and financial results. Any or all of the forward-looking statements that we make in this report may turn out to be wrong. They can be influenced by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statements can be guaranteed and actual results may vary materially. Factors which could cause actual results to differ include, among other things, whether our efforts relating to capacity rationalization and realignment initiatives will have the results anticipated, the timing and strength of an economic recovery in the United States and changes to international economic conditions, the relative strength of the U.S. dollar compared with other foreign currencies, especially the Euro, economic conditions in developing countries, specifically Brazil and Russia, unexpected fluctuations in interest rates and financial markets, changes in overall demand, changes in domestic competition, changes in the cost or availability of raw materials, and the cost of compliance with environmental laws and regulations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Sales by Industry Segment

                                                            Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                      -------------------------------  -------------------------------
                                                            2002             2001           2002               2001
                                                        ------------      -----------  -------------       -----------
Printing Papers                                             $ 1,965          $ 1,945         $ 5,600          $ 5,975
Industrial and Consumer Packaging                             1,565            1,550           4,555            4,725
Distribution                                                  1,605            1,665           4,715            5,175
Forest Products                                                 745              725           2,325            2,130
Carter Holt Harvey                                              500              455           1,390            1,250
Specialty Businesses and Other(1)                               340              530           1,205            1,920
Corporate and Inter-segment Sales                              (377)            (341)         (1,104)          (1,066)
                                                          ----------      -----------     -----------      -----------
Net Sales                                                   $ 6,343          $ 6,529        $ 18,686         $ 20,109
                                                          ==========      ===========     ===========      ===========

Operating Profit by Industry Segment

                                                            Three Months Ended                      Nine Months Ended
                                                              September 30,                           September 30,
                                                          ---------------------------  -------------------------------
                                                             2002             2001            2002             2001
                                                          ----------      -----------      ----------       ----------
Printing Papers                                            $    180         $    146        $    362         $    419
Industrial and Consumer Packaging                               128              127             401              379
Distribution                                                     23                5              64               31
Forest Products                                                 164              184             544              502
Carter Holt Harvey                                               16               (1)             40                5
Specialty Businesses and Other(1)                                12               16              38               49
                                                          ----------      -----------      ----------       ----------
Operating Profit                                                523              477           1,449            1,385
Interest expense, net                                          (186)            (235)           (590)            (718)
Minority interest(2)                                             18               (6)             43                7
Corporate items, net(3)                                         (71)             (89)           (202)            (280)
Merger integration costs                                          -                -               -              (42)
Restructuring and other charges                                 (19)            (481)            (98)            (946)
Net gains (losses) on sales and impairments of
     businesses held for sale                                     3               47              31              (38)
Reversal of reserves no longer required                           -                -              10                -
                                                          ----------      -----------      ----------       ----------
Earnings (loss) before income taxes,
   minority interest, extraordinary items, and
   cumulative effect of accounting change                  $    268        $    (287)       $    643        $    (632)
                                                          ==========      ===========      ==========       ==========

(1) Includes Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers. Also included are certain other small businesses identified in our divestiture program.

(2) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, extraordinary items, and cumulative effect of accounting change.

(3) The decrease in Corporate items, net for the three months ended September 30, 2002 versus 2001 was primarily the result of the elimination of goodwill amortization and lower natural gas hedging costs offset in part by lower pension income, a reduction of foreign exchange gains and higher benefit expenses. The decrease for the nine-month periods reflects the elimination of goodwill amortization, lower natural gas hedging and inventory-related costs offset in part by lower pension income and higher benefit expenses.

                           INTERNATIONAL PAPER COMPANY
                          SALES VOLUMES BY PRODUCT (1)
                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                              ------------------------------     --------------------------
                                                                    2002           2001              2002          2001
                                                              --------------- --------------     ------------ -------------
Printing Papers (In thousands of short tons)
     Uncoated Papers and Bristols                                    1,664          1,589            4,899         4,850
     Coated Papers                                                     615            587            1,657         1,613
     Market Pulp                                                       654            699            1,853         1,853

Packaging (In thousands of short tons)
     Containerboard                                                    611            527            1,695         1,582
     Bleached Packaging Board                                          343            296              994           919
     Kraft                                                             159            148              472           423
     Industrial and Consumer Packaging                               1,122          1,138            3,403         3,558

Forest Products (In millions)
     Panels (sq. ft. 3/8" - basis)                                     585            819            1,905         2,267
     Lumber (board feet)                                             1,099          1,056            3,222         3,057
     MDF and Particleboard (sq. ft. 3/4"- basis)                       130            183              500           488

(1) Sales volumes include third party and inter-segment sales and 100% of volumes sold by Carter Holt Harvey. Volumes for divested businesses are included through the date of sale.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 35 - 37 of International Paper's Annual Report to Shareholders for the year ended December 31, 2001 as previously filed on Form 10-K, which information is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14 (c) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company's disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

Masonite Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999, is found in Note 10 in this Form 10-Q, which information is incorporated herein by reference.

Other Litigation

In March and April 2000, Champion and 10 members of its board of directors were served with six lawsuits that have been filed in the Supreme Court for the State of New York, New York County. Each of the suits purports to be a class action filed on behalf of Champion shareholders and alleges that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper. On September 26, 2002, the parties signed a stipulation of settlement providing for the settlement and final disposition of this lawsuit. Pursuant to the stipulation, International Paper will donate $100,000 to a law school designated by the Court to fund educational programs in support of corporate governance and shareholder rights. International Paper will also pay such attorneys fees and expenses of plaintiffs' counsel as may be awarded by the Court, up to $300,000. The Court has scheduled a hearing on the fairness of the proposed settlement on February 10, 2003.

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. The cases have been consolidated. The plaintiffs in these consolidated cases sought certification on behalf of both corrugated sheet purchasers and corrugated container purchasers. On September 4, 2001, the district court certified both classes. Defendants promptly filed a petition appealing the certification order, which the Court of Appeals for the Third Circuit, in its discretion, granted. On September 5, 2002, the Court of Appeals for the Third Circuit affirmed the district court's certification decision. Discovery in the case is ongoing.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
         4 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

         11    Statement of Computation of Per Share Earnings

         12    Computation of Ratio of Earnings to Fixed Charges

         99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2  Certification Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002

 (b)           Reports on Form 8-K

               Five reports on Form 8-K were filed on June 20, 2002 for five employee benefit plans announcing that the firm of Deloitte &
               Touche LLP had been named as their auditors. A report on Form 8-K was filed on August 13, 2002 under Item 9 reporting that John T.
               Dillon, Chairman of the Board and Chief Executive Officer, and
               John V. Faraci, Executive Vice President and Chief Financial
               Officer, each filed a sworn statement pursuant to the SEC order under Section 21(a)(1) of the Securities Exchange Act of 1934
               No. 4-460. Reports on Form 8-K were filed on September 12, 2002 under Item 5 reporting the resignation of the Senior Vice
               President and General Counsel and on September 23, 2002 under
               Item 5 announcing the retirement of Director John R. Kennedy in accordance with Company policy. A report on Form 8-K was filed on October 23, 2002 under Item 5 reporting earnings for the quarter ended September 30, 2002, and a report on Form 8-K was filed on October 24, 2002 announcing the commencement of a private placement with institutional investors to raise proceeds from the issuance of 10-year notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


   Date:  November 13, 2002               By /s/ JOHN V. FARACI
                                             ----------------------------------
                                             John V. Faraci
                                             Executive Vice President and Chief
                                             Financial Officer


   Date:  November 13, 2002               By /s/ ANDREW R. LESSIN
                                             ----------------------------------
                                             Andrew R. Lessin
                                             Senior Vice President-Internal
                                               Audit (duly authorized officer)

Certifications:

I, John T. Dillon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Paper Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      .................


/s/ John T. Dillon
-----------------------
John T. Dillon
Chairman and Chief Executive Officer

I, John V. Faraci, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Paper Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
      .................


/s/ John V. Faraci
-----------------------
John V. Faraci
Executive Vice President and Chief Financial Officer