Form 10-K
period 2002-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2003-02-28
CIK 51434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to

                           COMMISSION FILE NO. 1-3157

                          INTERNATIONAL PAPER COMPANY
             (Exact name of registrant as specified in its charter)

           New York                                               13-0872805
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               400 Atlantic Street
                           Stamford, Connecticut 06921
                                   (Zip Code)
                    (Address of principal executive offices)
          Company's telephone number, including area code: 203-541-8000

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, $1 per share par value             New York Stock Exchange
7 7/8% Debentures due 2038                       New York Stock Exchange

                                   ----------

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                                   ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) of the Act. Yes[X] or No[_]

     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002) was approximately $20,958,331,700.

     The number of shares outstanding of the Company's common stock, as of February 21, 2003 was 478,808,232

     Documents incorporated by reference:

     Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with registrant's 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

                          INTERNATIONAL PAPER COMPANY
                      Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2002

PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS
          General                                                              1
          Financial Information Concerning Industry Segments                   1
          Financial Information About International and
             Domestic Operations                                               1
          Competition and Costs                                                1
          Marketing and Distribution                                           2
          Description of Principal Products                                    2
          Sales by Volume                                                      2
          Research and Development                                             2
          Environmental Protection                                             2
          Employees                                                            2
          Raw Materials                                                        3
          Forward-looking Statements                                           3

ITEM 2.   PROPERTIES
          Forestlands                                                          3
          Mills and Plants                                                     3
          Capital Investments and Dispositions                                 3

ITEM 3.   LEGAL PROCEEDINGS                                                    3

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  3

PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                                 3

ITEM 6.   SELECTED FINANCIAL DATA                                              4

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
          Corporate Overview                                                   6
          Description of Industry Segments                                     8
          Industry Segment Results                                            10
          Liquidity and Capital Resources                                     14

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Financial Information by Industry Segment and Geographic Area       26
          Report of Management on Financial Statements                        28
          Report of Deloitte & Touche LLP, Independent Auditors               29
          Report of Independent Public Accountants                            29
          Consolidated Statement of Earnings                                  31
          Consolidated Balance Sheet                                          32
          Consolidated Statement of Cash Flows                                33
          Consolidated Statement of Common Shareholders' Equity               34
          Notes to Consolidated Financial Statements                          35
          Interim Financial Results                                           65

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           67

PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  67

ITEM 11.  EXECUTIVE COMPENSATION                                              67

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         68

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      68

PART IV
--------------------------------------------------------------------------------

ITEM 14.  CONTROLS AND PROCEDURES                                             68

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K                                            68
          Additional Financial Data                                           68
          Reports on Form 8-K                                                 70
          Report of Independent Auditors on Financial Statement Schedule      71
          Schedule II-Valuation and Qualifying Accounts                       72

          SIGNATURES                                                          73

          CERTIFICATIONS                                                      75

APPENDIX I 2002 LISTING OF FACILITIES                                        A-1

ITEM 1. BUSINESS

General

International Paper Company (the "Company" or "International Paper," which may be referred to as "we" or "us"), is a global forest products, paper and packaging company that is complemented by an extensive distribution system, with primary markets and manufacturing operations in the United States, Canada, Europe, the Pacific Rim, and South America. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions. We are a New York corporation and were incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2002, the Company operated 28 pulp, paper and packaging mills, 87 converting and packaging plants, 27 wood products facilities, and seven specialty chemicals plants. Production facilities at December 31, 2002 in Europe, Asia, Latin America, South America and Canada included 13 pulp, paper and packaging mills, 45 converting and packaging plants, 11 wood products facilities, two specialty panels and laminated products plants and seven specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products through over 283 distribution branches located primarily in the United States. At December 31, 2002, we owned or managed approximately 9 million acres of forestlands in the United States, mostly in the South, approximately 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada and Russia.

Carter Holt Harvey, a New Zealand company which is approximately 50.5% owned by International Paper, operates five mills producing pulp, paper, packaging and tissue products, 24 converting and packaging plants and 67 wood products manufacturing and distribution facilities, primarily in New Zealand and Australia. Carter Holt Harvey distributes paper and packaging products through six distribution branches located in New Zealand and Australia. In New Zealand, Carter Holt Harvey owns approximately 810,000 acres of forestlands.

For financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial and Consumer Packaging; Distribution; Forest Products; Carter Holt Harvey; and Specialty Businesses and Other. A description of these business segments can be found on pages 8 through 10 of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. From 1997 through 2002, International Paper's capital expenditures approximated $7.3 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending in 2002 was $1.0 billion and is expected to be approximately $1.3 billion in 2003. This amount is below our expected annual depreciation and amortization expense of $1.6 billion. You can find more information about capital expenditures on pages 14 and 15 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of mergers and acquisitions can be found on pages 14 and 15 of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 17 and 18 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information.

Financial Information Concerning Industry Segments

The financial information concerning segments is set forth on pages 26 and 27 of
Item 8. Financial Statements and Supplementary Data.

Financial Information About International and Domestic Operations

The financial information concerning international and domestic operations and export sales is set forth on page 27 of Item 8. Financial Statements and Supplementary Data.

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

Many factors influence the Company's competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 6 through 14 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Marketing and Distribution

The Company sells paper and packaging products through our sales organization directly to users or converters for manufacture. Sales offices are located throughout the United States as well as internationally. We also sell significant volumes of products through paper merchants and distributors, including facilities in our distribution network.

We market our U.S. production of lumber and plywood through independent and Company-owned distribution centers. Specialty products are marketed through various channels of distribution.

Description of Principal Products

The Company's principal products are described on pages 8 through 10 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales by Volume

Sales volumes of major products for 2002, 2001, and 2000 were as follows:

                Sales Volumes by Product (1) (2) (3)
                                  (Unaudited)
--------------------------------------------------------------------------------
                                                          2002     2001     2000
--------------------------------------------------------------------------------
Printing Papers (In thousands of tons)
   Uncoated Papers and Bristols......................    6,469    6,439    5,957
   Coated Papers ....................................    2,212    2,132    2,062
   Market Pulp (4) ..................................    2,525    2,531    1,996

Packaging (In thousands of tons)
   Containerboard ...................................    2,262    2,091    2,347
   Bleached Packaging Board .........................    1,336    1,247    1,339
   Kraft ............................................      626      587      489
   Industrial and Consumer Packaging ................    4,526    4,683    5,135

Forest Products (In millions)
   Panels (sq. ft. 3/8"-basis) ......................    2,433    2,991    2,380
   Lumber (board feet) ..............................    4,227    4,089    3,302
   MDF and Particleboard (sq. ft. 3/4"- basis) ......      623      660      654

(1) Includes third party and inter-segment sales and 100% of volumes sold by Carter Holt Harvey.
(2)  Includes sales volumes for Champion from July 1, 2000.
(3) Sales volumes for divested businesses are included through the date of sale.
(4)  Includes internal sales to mills.

Research and Development

The Company operates research and development centers at Sterling Forest, New York; Loveland, Ohio; Kaukauna, Wisconsin; Jacksonville, Florida; Savannah, Georgia; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; process, equipment and product innovations; and improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2002 was $77 million; $92 million in 2001; and $92 million in 2000, including Champion for the period of July-December.

Environmental Protection

Information concerning the effects of the Company's compliance with Federal, State and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 22 through 24 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of December 31, 2002, we had approximately 91,000 employees, 55,000 of whom were located in the United States. Approximately 35,000 of our U.S. employees are hourly employees, approximately 19,000 of whom are represented by the Paper, Allied-Industrial, Chemical and Energy International Union.

During 2002, labor agreements were ratified at six mills. During 2003, labor agreements are scheduled to be negotiated at two mills: Vicksburg and Riverdale.

During 2002, 16 labor agreements were settled in non-paper mill operations. Settlements included six in paper converting, three in building materials, and seven in distribution. During 2003, 24 non-paper mill operations will negotiate new labor agreements.

Raw Materials

For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, "believe," "expect," "plan," "appear," "project," "estimate," "intend," and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the strength of demand for the Company's products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, and the effects of continued geopolitical unrest and uncertainty. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

Forestlands

The principal raw material used by International Paper is wood in various forms. As of December 31, 2002, the Company or its subsidiaries owned or managed approximately 9 million acres of forestlands in the United States, 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned timberlands in Canada and Russia. An additional 810,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

During 2002, the Company's U.S. forestlands supplied 15.5 million tons of roundwood to its U.S. facilities, representing 30% of its wood fiber requirements. The balance was acquired from other private industrial and non-industrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, in 2002, 6.2 million tons of wood were sold to other users. In November 1994, we adopted the Sustainable Forestry Principles developed by the American Forest and Paper Association in August 1994.

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

Capital Investments and Dispositions

Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find planned capital investments for 2003, dispositions, and restructuring activities as of December 31, 2002 on pages 14 through 18 of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and on pages 38 through 48 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company's legal proceedings is set forth on pages 22 through 24 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and on pages 50 through 54 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II
--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend per share data on the Company's common stock, the high and low sales prices for the Company's common stock for each of the four quarters in 2002 and 2001, are set forth on page 65 of Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA

Six-Year Financial Summary
------------------------------------------------------------------------------------------------------------------------
Dollar amounts in millions, except per share amounts
and stock prices                                          2002              2001             2000            1999
------------------------------------------------------------------------------------------------------------------------
Results of Operations
Net sales                                              $24,976           $26,363          $28,180         $24,573
Cost and expenses, excluding interest                   23,890            26,716           26,675          23,620
Earnings (loss) before income taxes, minority
   interest, extraordinary items and
   cumulative effect of accounting changes                 371 (a)        (1,265)(d)          723 (f)         448 (h)
Minority interest expense, net of taxes                    130 (a)           147 (d)          238 (f)         163 (h)
Extraordinary items                                         --               (46)(e)         (226)(g)         (16)(i)
Cumulative effect of accounting changes                 (1,175)(b)           (16)(e)           --              --
Net earnings (loss)                                       (880)(a-c)      (1,204)(d,e)        142 (f,g)       183 (h,i)
Earnings (loss) applicable to common shares               (880)(a-c)      (1,204)(d,e)        142 (f,g)       183 (h,i)
                                                       -------          --------          -------         -------

Financial Position
Working capital                                        $ 3,159           $ 2,814          $ 2,880         $ 2,859
Plants, properties and equipment, net                   14,167            14,616           16,132          14,381
Forestlands                                              3,846             4,197            5,966           2,921
Total assets                                            33,792            37,177           42,109          30,268
Long-term debt                                          13,042            12,457           12,648           7,520
Common shareholders' equity                              7,374            10,291           12,034          10,304
                                                       -------          --------          -------         -------

Per Share of Common Stock -
   Assuming No Dilution (m)
Earnings (loss) before extraordinary items
   and cumulative effect of accounting changes         $  0.61           $ (2.37)         $  0.82         $  0.48
Extraordinary items                                         --             (0.10)           (0.50)          (0.04)
Cumulative effect of accounting changes                  (2.44)            (0.03)              --              --
Net earnings (loss)                                      (1.83)            (2.50)            0.32            0.44
Cash dividends                                            1.00              1.00             1.00            1.01
Common shareholders' equity                              15.21             21.25            24.85           24.85
                                                       -------          --------          -------         -------

Common Stock Prices
High                                                   $ 46.19           $ 43.25          $ 60.00         $ 59.50
Low                                                      31.35             30.70            26.31           39.50
Year-end                                                 34.97             40.35            40.81           56.44
                                                       -------          --------          -------         -------
Financial Ratios
Current ratio                                              1.7               1.5              1.4             1.7
Total debt to capital ratio                               55.1              50.1             49.3            38.1
Return on equity                                          (8.8)(a-c,l)     (10.6)(d,e,l)      1.2(f,g,l)      1.7(h,i,l)
Return on investment before extraordinary items
   and cumulative effect of accounting changes             2.6 (a,l)        (0.7)(d,l)        3.3(f,l)        2.6(h,l)
                                                       -------          --------          -------         -------

Capital Expenditures                                   $ 1,009           $ 1,049          $ 1,352         $ 1,139
                                                       -------          --------          -------         -------
Number of Employees                                     91,000           100,100          112,900          98,700
                                                       =======          ========          =======         =======

Six-Year Financial Summary
--------------------------------------------------------------------------------------
Dollar amounts in millions, except per share amounts
and stock prices                                         1998             1997
--------------------------------------------------------------------------------------
Results of Operations
Net sales                                              $23,979           $24,556
Cost and expenses, excluding interest                   23,039            23,976
Earnings (loss) before income taxes, minority
   interest, extraordinary items and
   cumulative effect of accounting changes                 429(j)            143 (k)
Minority interest expense, net of taxes                     87(j)            140 (k)
Extraordinary items                                         --                --
Cumulative effect of accounting changes                     --                --
Net earnings (loss)                                        247(j)            (80)(k)
Earnings (loss) applicable to common shares                247(j)            (80)(k)
                                                       -------           -------

Financial Position
Working capital                                        $ 2,675           $ 1,476
Plants, properties and equipment, net                   15,320            15,707
Forestlands                                              3,093             3,273
Total assets                                            31,466            31,971
Long-term debt                                           7,697             8,521
Common shareholders' equity                             10,738            10,647
                                                       -------           -------

Per Share of Common Stock -
   Assuming No Dilution (m)
Earnings (loss) before extraordinary items
   and cumulative effect of accounting changes         $  0.60           $ (0.20)
Extraordinary items                                         --                --
Cumulative effect of accounting changes                     --                --
Net earnings (loss)                                       0.60             (0.20)
Cash dividends                                            1.05              1.05
Common shareholders' equity                              25.99             26.10
                                                       -------           -------

Common Stock Prices
High                                                   $ 55.25           $ 61.00
Low                                                      35.50             38.63
Year-end                                                 44.81             43.13
                                                       -------           -------

Financial Ratios
Current ratio                                              1.6               1.3
Total debt to capital ratio                               39.0              46.1
Return on equity                                           2.3(j,l)         (0.7)(k,l)
Return on investment before extraordinary items
   and cumulative effect of accounting changes             2.5(j,l)          1.5 (k,l)
                                                       -------           -------
Capital Expenditures                                   $ 1,322           $ 1,448
                                                       -------           -------
Number of Employees                                     98,300           100,900
                                                       =======           =======

FINANCIAL GLOSSARY

Current ratio -
current assets divided by current liabilities.

Total debt to capital ratio -
long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, minority interest, preferred securities and total common shareholders' equity.

Return on equity -
net earnings divided by average common shareholders' equity (computed monthly).

Return on investment -
the after-tax amount of earnings before interest, minority interest, extraordinary items and cumulative effect of accounting changes divided by the average of total assets minus accounts payable and accrued liabilities (computed on a monthly basis).

FOOTNOTES TO SIX-YEAR FINANCIAL SUMMARY

(a) Includes a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for facility closures, administrative realignment severance costs, and cost reduction actions, a pre-tax charge of $450 million ($278 million after taxes) for additions to existing exterior siding legal reserves, a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs, a credit of $41 million before taxes and minority interest ($101 million after taxes and minority interest) to adjust accrued costs of businesses sold or held for sale, and a pre-tax credit of $68 million ($43 million after taxes) for the reversal of restructuring and realignment reserves no longer required.

(b) Includes a $1.2 billion charge for the transitional goodwill impairment charge from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," recorded as the cumulative effect of an accounting change in the first quarter of 2002.

(c) Reflects a decrease of $46 million in the income tax provision for a reduction of deferred state income tax liabilities.

(d) Includes a $1.1 billion charge before taxes and minority interest ($752 million after taxes and minority interest) for asset shutdowns of excess internal capacity, cost reduction actions, and additions to existing exterior siding legal reserves, a net pre-tax charge of $629 million ($587 million after taxes) related to dispositions and asset impairments of businesses held for sale, a $42 million pre-tax charge ($28 million after taxes) for Champion merger integration costs, and a $17 million pre-tax credit ($11 million after taxes) for the reversal of reserves no longer required.

(e) Includes an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of the Masonite business and the divestiture of the Petroleum and Minerals assets and a charge of $25 million before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative effect of a change in accounting for derivatives and hedging activities.

(f) Includes an $824 million charge before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns, a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves, a $54 million pre-tax charge ($33 million after taxes) for merger-related expenses, and a $34 million pre-tax credit ($21 million after taxes) for the reversal of reserves no longer required.

(g) Includes an extraordinary gain of $385 million before taxes and minority interest ($134 million after taxes and minority interest) on the sale of International Paper's investment in Scitex and Carter Holt Harvey's sale of its share of Compania de Petroleos de Chile (COPEC), an extraordinary loss of $460 million before taxes ($310 million after taxes) related to the impairment of the Zanders and Masonite businesses, an extraordinary gain before taxes and minority interest of $368 million ($183 million after taxes and minority interest) related to the sale of Bush Boake Allen, an extraordinary loss of $5 million before taxes and minority interest ($2 million after taxes and minority interest) related to Carter Holt Harvey's sale of its Plastics division, and an extraordinary pre-tax charge of $373 million ($231 million after taxes) related to impairments of the Argentine investments and the Chemical Cellulose Pulp and Fine Papers businesses.

(h) Includes a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for merger-related expenses, a $298 million pre-tax charge ($180 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities, a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves no longer required.

(i) Includes an extraordinary loss of $26 million before taxes ($16 million after taxes) for the extinguishment of high-interest debt that was assumed in the merger with Union Camp.

(j) Includes a $20 million pre-tax gain ($12 million after taxes) on the sale of the Veratec nonwovens business, an $83 million pre-tax credit ($50 million after taxes) from the reversals of previously established reserves that were no longer required, a $111 million pre-tax charge ($68 million after taxes) for the impairment of oil and gas reserves due to low prices, a $145 million restructuring and asset impairment charge before taxes and minority interest ($82 million after taxes and minority interest) and $16 million of pre-tax charges ($10 million after taxes) related to International Paper's share of charges taken by Scitex, a 13% investee company, for the write-off of in-process research and development related to an acquisition and costs to exit the digital video business.

(k) Includes a pre-tax business improvement charge of $535 million ($385 million after taxes), a $150 million pre-tax provision for legal reserves ($93 million after taxes), a pre-tax charge of $125 million ($80 million after taxes) for anticipated losses associated with the sale of the Imaging businesses, and a gain of $170 million before taxes and minority interest ($97 million after taxes and minority interest) from the redemption of certain retained West Coast partnership interests and the release of a related debt guaranty.

(l) Return on equity was 5.3% and return on investment was 4.0% in 2002 before special items and cumulative effect of an accounting change. Return on equity was 1.8% and return on investment was 2.9% in 2001 before special and extraordinary items and cumulative effect of an accounting change. Return on equity was 8.3% and return on investment was 5.3% in 2000 before special and extraordinary items. Return on equity was 5.2% and return on investment was 4.0% in 1999 before special and extraordinary items. Return on equity was 3.2% and return on investment was 2.8% in 1998 before special items. Return on equity was 3.4% and return on investment was 3.0% in 1997 before special items.

(m) All per share amounts are computed before the effects of dilutive securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Overview

Results of Operations

For the year ended December 31, 2002, International Paper reported a net loss of $880 million ($1.83 per share) compared with a net loss of $1.2 billion ($2.50 per share) in 2001 and net earnings of $142 million ($.32 per share) in 2000. Amounts include the effects of special charges, extraordinary items and the cumulative effect of accounting changes.

Special charges in 2002 included a charge of $199 million before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, a $46 million charge before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs, $41 million before taxes and minority interest ($101 million after taxes and minority interest) of gains on sales of businesses held for sale, and a $68 million pre-tax credit ($43 million after taxes) for the reversal of reserves no longer required. In addition, a $46 million credit was recorded to reduce the 2002 income tax provision in the fourth quarter for a reduction of deferred state income tax liabilities. Results for 2002 also included a charge of $1.2 billion after minority interest ($2.44 per share) for the cumulative effect of an accounting change to record the transitional impairment charge for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, a $1.5 billion after-tax direct charge to equity (with no impact on operating results) was recorded in the 2002 fourth quarter related to International Paper's qualified pension plans. These two items were non-cash charges and had no adverse effect on existing debt covenants.

--------------------------------------------------------------------------------
In millions                                                 2002
-------------------------------------------------------------------------------
                                            Earnings (Loss)     Earnings (Loss)
                                              Before Income        After Income
                                                  Taxes and           Taxes and
                                          Minority Interest   Minority Interest
-------------------------------------------------------------------------------
Before special items and cumulative
   effect of accounting change                      $   957             $   540
Restructuring and other charges                        (199)               (130)
Provision for legal reserves                           (450)               (278)
Debt retirement costs                                   (46)                (27)
Reversal of reserves no
   longer required                                       68                  43
Net gains on sales and impairments
   of businesses held for sale                           41                 101
Deferred state income tax adjustment                     --                  46
                                                    -------             -------

After special items                                     371                 295
Accounting change - transitional
   goodwill impairment charge                        (1,236)             (1,175)
                                                    -------             -------
Net loss                                            $  (865)            $  (880)
                                                    =======             =======

Special charges in 2001 included a charge of $892 million before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $225 million pre-tax charge ($146 million after taxes) for additions to the existing exterior siding legal reserves, a $17 million pre-tax credit

($11 million after taxes) for the reversal of reserves no longer required, a $629 million pre-tax net loss ($587 million after taxes) related to dispositions and asset impairments of businesses held for sale, and a $42 million pre-tax charge ($28 million after taxes) related to merger integration costs. Additionally, results included an extraordinary pre-tax loss of $73 million ($46 million after taxes, or $.10 per share) for disposition losses and asset impairments of businesses held for sale, and a charge of $25 million before taxes and minority interest ($16 million after taxes and minority interest, or $.03 per share) for the cumulative effect of a change in accounting for derivatives and hedging activities.

--------------------------------------------------------------------------------
In millions                                                 2001
--------------------------------------------------------------------------------
                                            Earnings (Loss)     Earnings (Loss)
                                             Before Income        After Income
                                               Taxes and           Taxes and
                                           Minority Interest   Minority Interest
--------------------------------------------------------------------------------
Before special and extraordinary
   items and cumulative effect
   of accounting change                             $   506             $   214
Restructuring and other charges                        (892)               (606)
Provision for legal reserves                           (225)               (146)
Reversal of reserves no
   longer required                                       17                  11
Net losses on sales and impairments
   of businesses held for sale                         (629)               (587)
Merger-related expenses                                 (42)                (28)
                                                    -------             -------

After special items                                  (1,265)             (1,142)
Extraordinary item - net losses on
   sales and impairments of
   businesses held for sale                             (73)                (46)
Accounting change - derivatives
   and hedging activities                               (25)                (16)
                                                    -------             -------
Net loss                                            $(1,363)            $(1,204)
                                                    =======             =======

In 2000, special charges included a charge of $824 million before taxes and minority interest ($509 million after taxes and minority interest) for restructuring and cost reduction actions, a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves, a $34 million pre-tax credit ($21 million after taxes) for the reversal of reserves no longer required, and a $54 million pre-tax charge ($33 million after taxes) for merger integration costs. In addition, an extraordinary charge of $85 million before taxes and minority interest ($226 million after taxes and minority interest, or $.50 per share) was recorded for net disposition losses and asset impairments of businesses held for sale.

--------------------------------------------------------------------------------
In millions                                                 2000
--------------------------------------------------------------------------------
                                             Earnings (Loss)     Earnings (Loss)
                                               Before Income        After Income
                                                   Taxes and           Taxes and
                                           Minority Interest   Minority Interest
--------------------------------------------------------------------------------
Before special and
   extraordinary items                              $ 1,692               $ 969
Restructuring and other charges                        (824)               (509)
Provision for legal reserves                           (125)                (80)
Reversal of reserves no
   longer required                                       34                  21
Merger-related expenses                                 (54)                (33)
                                                    -------               -----

After special items                                     723                 368
Extraordinary item - net losses on
   sales and impairments of
   businesses held for sale                             (85)               (226)
                                                    -------               -----
Net earnings                                        $   638               $ 142
                                                    =======               =====

Earnings Before Special and Extraordinary Items and Cumulative Effect of Accounting Changes

Earnings before special and extraordinary items and the cumulative effect of an accounting change in 2002 were $540 million, or $1.12 per share, compared with earnings before special and extraordinary items and the cumulative effect of an accounting change of $214 million, or $.44 per share in 2001, and $969 million, or $2.16 per share, in 2000. Earnings in 2002 benefited by approximately $185 million, or $.38 per share, from the exclusion of goodwill amortization as compared with 2001 amounts. After adjusting for this goodwill amortization difference, operating earnings improved nearly 40% in 2002 versus 2001. This improvement was principally due to the implementation of cost reduction initiatives and operational efficiencies despite lower average prices across all of our business segments. Results in 2002 also benefited from lower energy costs than in 2001. The earnings decline in 2002 versus 2000 was due mainly to lower prices and volumes. Earnings in 2000 included six months of Champion's results of operations from the date of acquisition.

Segment operating profit of $1.9 billion in 2002, was up from $1.8 billion in 2001, but down from $2.7 billion reported in 2000. Non-price improvements, including lower overhead and raw material costs, combined with a favorable product mix accounted for about a $690 million operating profit improvement in 2002 compared with 2001. In addition, higher volume contributed another $60 million. Price declines experienced in 2002 resulted in lower operating profits of about $600 million. The improved return on investment (ROI) in 2002 was primarily due to better operating performance. ROI also benefited from working capital reductions and facility rationalizations. ROI before special charges was 4.0% in 2002, 2.9% in 2001, and 5.3% in 2000.

Cost reduction initiatives have been broad-based. In 2002, the Printing Papers business restructured certain European operations and implemented a reduction-in-force plan in its coated papers mills. The Consumer Packaging business implemented a business reorganization plan and eliminated duplicative facilities. xpedx, our distribution business, consolidated facilities and began to streamline its transaction processing. Carter Holt Harvey made additional progress in improving the cost structure of its Kinleith mill. Also in 2002, International Paper continued to realign administrative functions across all businesses and staff support groups to reduce overhead costs.

International Paper continued to balance our production with customer orders in 2002, taking about 600,000 tons of market-related downtime across its mill system. This was down from 1.7 million tons in 2001, due mainly to capacity reductions. Approximately one million tons of capacity reduction actions were taken in 2001, with another 100,000 tons removed through the closure of our Hudson River mill in Corinth, New York in November 2002. Also, subsequent to year end, we announced plans to close our Natchez, Mississippi dissolving pulp mill in mid-2003.

International Paper's major focus is on three core businesses - paper, packaging and forest products. In 2000, we announced a program to exit certain businesses that we considered to be non-core or that did not meet our ROI criteria, and to sell certain other non-strategic assets. During 2002, we completed the sales of our oriented strand board facilities and Decorative Products operations. Since the inception of this program, International Paper's divestitures have generated proceeds in excess of $3 billion. In June 2002, International Paper discontinued plans to divest both the Arizona Chemical and Industrial Papers businesses while other small businesses and non-strategic assets continue to be marketed.

Net sales in 2002 totaled $25.0 billion, below both 2001 and 2000 net sales of $26.4 billion and $28.2 billion, respectively. The decrease from 2001 was primarily due to the impact of our divested businesses and lower average prices across most of our business segments. International net sales (including U.S. exports) totaled $7.5 billion, or 30% of total sales in 2002. This compares to sales of $7.1 billion in 2001 and $7.6 billion in 2000. The increase in 2002 versus 2001 is mainly due to increased revenues from Carter Holt Harvey. Export sales of $1.3 billion in 2002 were flat with 2001, but down from $1.6 billion in 2000, primarily due to the strong U.S. dollar that made U.S. products less competitive.

Over the last few years, the softness in the U.S. economy, a weakening global economy and the strong dollar have had a significant negative impact on profits for International Paper and the Forest Products industry. One measure that we believe provides a reflection of International Paper's improvement in operating performance is the company's return on investment before special charges compared with a peer group of competitors in the Forest Products industry. This comparison indicates that International Paper has moved from the bottom quartile in operating ROI in 1999 to a position of third in the peer group* of eight companies in 2002. We are pleased with these results, and we will continue to focus our efforts on further improvement in this comparative ROI measure in future years.

Looking forward, we expect a slow but steady improvement in the business environment in 2003 following a weak first quarter that reflects a current general economic softness and seasonal factors. Continued geopolitical unrest and uncertainty could likely impede any improvement in the economy. Energy costs are also expected to be higher in 2003 than in 2002. We will continue to focus on cost reduction, manufacturing reliability and delivering greater value to our customers.

*The 2002 peer group includes Boise, Georgia-Pacific, MeadWestvaco, Smurfit-Stone, Stora-Enso, UPM-Kymmene, Weyerhaeuser and International Paper.

Description of Industry Segments

International Paper's industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments, except for Carter Holt Harvey, are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. The Carter Holt Harvey segment includes the results of multiple Forest Products businesses.

Printing Papers

International Paper is one of the world's leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and bristols.

Uncoated Papers: This business produces papers for use in copiers, desktop, laser and digital imaging printing as well as in advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail publications. Uncoated Papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms, and file folders. Fine papers are used in high-quality text, cover, business correspondence and artist papers. Uncoated Papers are sold under private label and International Paper brand names which include Hammermill, Springhill, Great White, Strathmore, Ballet, Beckett and Rey.

The mills producing uncoated papers are located in the United States, Scotland, France, Poland and Russia. These mills have uncoated paper production capacity of 5.1 million tons annually.

Coated Papers: This business produces coated papers used in a variety of printing and publication end uses such as catalogs, direct mail, magazines, inserts and commercial printing. Products include coated free sheet, coated groundwood and supercalendered groundwood papers. Production capacity in the United States amounts to approximately 2.0 million tons annually.

Market Pulp: Market pulp is used in the manufacture of printing, writing and specialty papers. Pulp is also converted into products such as diapers and sanitary napkins. Products include fluff, northern and southern softwood pulp, as well as northern, southern, and birch hardwood paper pulps. These products are produced in the United States, Canada, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 2.3 million tons.

Brazilian Paper: Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages 1.5 million acres of forestlands in Brazil. Our annual production capacity in Brazil is about 660,000 tons of coated and uncoated papers.

Industrial and Consumer Packaging

Industrial Packaging: With production capacity of about 4.5 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Over one-third of our production is specialty grades, such as PineLiner, Sunliner, Polarboard, Coastliner, BriteTop and Spra White. About 64% of our production is converted domestically into corrugated boxes and other packaging by our 51 U.S. container plants. In Europe, our operations include one recycled fiber mill in France and 21 container plants in France, Ireland, Italy, Spain and the United Kingdom. Our global presence also includes operations in Chile, Turkey and China. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. We have the capacity to produce around 430,000 tons of kraft paper each year for use in multi-wall and retail bags.

Consumer Packaging: International Paper is the world's largest producer of bleached packaging board with annual production capacity of about 1.8 million tons. Our Everest, Fortress and Starcote brands are used in packaging applications for juice, milk, food, cosmetics, pharmaceuticals, computer software and tobacco products. Approximately 40% of our bleached board production is converted into packaging products in our own plants. Our Beverage Packaging business has 15 plants worldwide offering complete packaging systems, from paper to filling machines, using proprietary technologies including Tru-Taste brand barrier board technology for premium long-life juices. Shorewood Packaging Corporation (Shorewood) operates 19 plants worldwide, producing packaging with high-impact graphics for a variety of consumer markets, including tobacco, cosmetics and home entertainment. The Foodservice business offers cups, lids, cartons, bags, containers, beverage carriers, trays and plates from five domestic plants and through four international joint ventures. Group-wide product development efforts provide customers with innovative packaging solutions, including the "smart package" that tracks, traces and authenticates packages throughout the global supply chain.

Distribution

Through xpedx, our North American merchant distribution business, we supply industry wholesalers and end users with a vast array of printing, packaging, graphic arts, facility supplies and industrial products. xpedx operates 129 warehouses and 147 retail stores in the United States and Mexico. Overseas, Papeteries de France, Scaldia in the Netherlands and Impap in Poland serve European markets. Products manufactured at International Paper facilities account for about 22% of our worldwide distribution sales.

Forest Products

Forest Resources: International Paper owns or manages approximately 9 million acres of third-party certified forestlands in the United States, mostly in the South. In 2002, these forestlands supplied about 30% of our wood fiber requirements.

Wood Products: International Paper owns and operates 27 U.S. plants producing southern pine lumber, plywood, engineered wood products and utility poles. The majority of these plants are located in the South near our forestlands. We can produce about 2.5 billion board feet of lumber and 1.6 billion square feet of plywood annually. Also, Weldwood of Canada Limited, a wholly-owned subsidiary of International Paper, produces about 1.1 billion board feet of lumber and 430 million square feet of plywood annually. Through licenses and forest management agreements, we have harvesting rights on government-owned forestlands in Canada and Russia.

Carter Holt Harvey

Carter Holt Harvey is approximately 50.5% owned by International Paper. It is one of the largest forest products companies in the Southern Hemisphere, with operations mainly in New Zealand and Australia. The Australasian region accounts for about 80% of its sales. Asia is an important market for its logs, pulp and linerboard products. Carter Holt Harvey's major businesses include:

     Forest Operations, including ownership of 810,000 acres of predominantly radiata pine plantations that yield over 6.5 million tons of logs annually.

     Wood Products, including over 600 million board feet of lumber capacity and about 900 million square feet of plywood and panel production. Carter Holt Harvey is the largest Australasian producer of lumber, plywood, laminated veneer lumber and panel products.

     Pulp and Paper Products, with overall capacity of more than 1.0 million tons of annual linerboard and pulp capacity at four mills. Carter Holt Harvey is New Zealand's largest manufacturer and marketer of pulp and paper products.

     Tissue Products, with nearly 190 thousand tons of annual production capacity from two mills and seven converting plants. Carter Holt Harvey is the largest tissue manufacturer in Australia.

Carter Holt Harvey also produces corrugated boxes, cartons and paper bags, with a focus on the horticulture, primary produce and foodservice markets.

Specialty Businesses and Other

Chemicals: Arizona Chemical is a leading processor of crude tall oil and crude sulfate turpentine, natural byproducts of the papermaking process. Products include specialty resins used in adhesives and inks made at 14 plants in the United States and Europe.

Industrial Papers: We can produce 350,000 tons of specialty industrial papers annually that are used in applications such as pressure-sensitive labels, food and industrial packaging, industrial sealants and tapes, and consumer hygiene products.

Decorative Products: In the third quarter of 2002, International Paper completed the sale of its Decorative Products Division to an affiliate of Kohlberg & Co. Prior to the sale, they produced high- and low-pressure laminates, particleboard and graphic arts products.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

Industry Segment Results

Printing Papers

Printing Papers net sales for 2002 were down 4% from 2001 and increased 4% from 2000. Operating profits in 2002 were 4% lower than 2001 and were 44% lower than 2000. Lower earnings in our Coated Papers and Market Pulp businesses in 2002 more than offset increased profits from the Uncoated Papers business. Lower costs in 2002, including the benefits of broad-based cost reduction efforts, lower energy and raw material costs, and rationalization benefits offset about 70% of the approximately $400 million negative effect of lower average prices versus 2001. Higher sales volumes and a more favorable product mix also helped to mitigate the negative price effect. The Printing Papers segment took 655,000 tons of downtime during 2002, including 325,000 tons of lack-of-order downtime to align production with customer demand. This compared with 1,015,000 tons of downtime in 2001, of which 700,000 related to lack-oforders. In 2002, Printing Papers permanently shut down the Hudson River mill located in Corinth, New York, reducing coated paper capacity by approximately 100,000 tons. Capacity reductions announced during 2001 totaled about 350,000 tons.

Printing Papers
--------------------------------------------------------------------------------
In millions                  2002               2001               2000
--------------------------------------------------------------------------------
Sales                      $7,510             $7,815             $7,210
Operating Profit           $  519             $  538             $  930

Uncoated Papers sales were $4.8 billion in 2002, down slightly from $4.9 billion in 2001 and flat compared with 2000. Overall average prices in 2002 declined from both 2001 and 2000. Annual 2002 shipments were relatively flat compared with 2001, with some volume growth in Europe and domestic operations maintaining volumes. Also, total capacity in the industry declined leading to higher operating rates. Operating profits increased 36% from 2001 and 15% from 2000 benefiting from manufacturing cost reductions, favorable operating efficiencies and lower administrative costs in our U.S. and European operations. In addition to the cost and efficiency initiatives, the business's increased marketing focus on key customers in targeted business segments had a positive impact on earnings. U.S. operating results benefited from improved operating efficiencies and capacity reductions that led to higher machine operating rates. Price increases implemented in the fall of 2002 remained in effect through the end of the year. Uncoated paper prices in Europe recovered somewhat from the 2001 fourth quarter, although the momentum slowed during the fourth quarter of 2002. Continued growth in eastern Europe more than offset weaker western European markets.

Coated Papers sales were $1.5 billion in 2002, compared with $1.6 billion in 2001 and $1.2 billion in 2000. The business operated at a loss in 2002, primarily as a result of lower average sales prices, but was profitable in both 2001 and 2000. Shipments in 2002 increased 5%, while average prices were down about 15% following a 7% decline in 2001. Profits benefited from record-level machine efficiency as well as cost reduction efforts, which partially offset the impact of lower prices during 2002.

Market Pulp sales from our U.S., European and Canadian facilities were $765 million in 2002 compared with $815 million and $925 million in 2001 and 2000, respectively. Operating losses increased in 2002 compared with both 2001 and 2000 as average pulp prices eroded. Pulp prices showed some improvement beginning in the second quarter of 2002, but declined again during the fourth quarter. U.S. pulp volumes in 2002 were 6% higher than 2001, and were slightly higher in Canada, while volumes in Europe declined slightly. Successful cost reduction initiatives and strong manufacturing performance in 2002 helped to reduce the operating losses.

Brazilian Paper sales were $440 million in 2002 compared with $460 million in 2001 and $270 million in 2000. Operating profits in 2002 were slightly lower than 2001, but were 69% greater than 2000, which included six months of operations after the acquisition of Champion. Volumes improved in 2002 versus 2001, although the effects of this increase could not fully offset the unfavorable impact of weaker export prices. The increases in sales and earnings in 2002 and 2001 over 2000 reflect a full year of reported operations versus six months in 2000 following the Champion acquisition in June 2000.

Looking forward to 2003, we anticipate a slow but steady improvement in market conditions following a slow first quarter. Operationally, we continue to focus on key performance indicators including operating machine efficiency, on-time shipping performance and cost to serve. The Printing Papers segment is well positioned to benefit when economic expansion begins.

Industrial and Consumer Packaging

Industrial and Consumer Packaging net sales for 2002 were down 3% and 8% from 2001 and 2000, respectively. Operating profits in 2002 were up 2% from 2001 and were down 30% from 2000. Lower average 2002 prices resulted in a $190 million decline in revenues and operating profits, which was offset by lower overhead, energy and material costs and a more favorable product/customer mix ($150 million) and increased sales volumes ($50 million). Downtime in this segment in 2002 declined more than 50% compared with 2001, largely reflecting facility rationalizations in 2002 and 2001.

Industrial and Consumer Packaging
-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales              $6,095   $6,280   $6,625
Operating Profit   $  517   $  508   $  741

Industrial Packaging net sales for 2002 were $3.6 billion compared with $3.7 billion in 2001 and $4.0 billion in 2000. The effect of a 6% reduction in average prices in 2002 versus 2001 was partially offset by a 4% improvement in volume. Operating profits in 2002 declined 21% and 48% from 2001 and 2000, respectively. Weak U.S. demand, coupled with pricing pressure, continued to adversely affect results for this business. Domestic box and board average prices declined by 6% in 2002. Domestic box shipments ended the year 2% higher than in 2001 despite generally soft market conditions and the loss of a large poultry customer early in the year. Containerboard price increases announced in mid-2002 took effect more slowly than anticipated and prices averaged 9% lower than in 2001. The markets in 2002 for the Kraft Paper business were weaker than in 2001. Further rationalization and production realignments between the mills had a positive impact on results. Overall business conditions for the European Container business were relatively stable during 2002. Internal process improvement programs were the major factor in increased earnings during 2002. In addition, the Etienne paper machine rebuild completed during the fourth quarter of 2001 led to improved results for 2002.

During 2002, the Industrial Packaging business took 260,000 tons of lack-of-order downtime, continuing its policy of adjusting our production to be in line with customer demand.

Consumer Packaging sales were $2.5 billion in 2002 compared with $2.6 billion in both 2001 and 2000. Overall, 2002 average prices were down about 6%, while shipments were slightly higher than 2001. Operating profits in 2002 increased 48% over 2001 and 13% over 2000 as a result of aggressive cost curtailment initiatives and favorable raw material prices that more than offset the effects of weaker average product pricing and mix. Our mills ran virtually at capacity for the year as our internal capacity was well balanced with favorable customer demand. Average bleached board prices declined in 2002 despite some improvement in the middle of the year. Earnings in the bleached board business were adversely affected by a paper machine upgrade completed in the third quarter that will have a positive impact going forward. Efforts to reduce controllable costs were a major contributor to Consumer Packaging's improved operating profits in 2002. These efforts included the rationalization of Shorewood's capacity, the exiting of the Aseptic business, and the further realignment of the domestic Beverage Packaging and Foodservice systems.

Looking forward to 2003, we are not expecting improvement in demand. Markets will remain tight with price pressure continuing. Our customer-focused market initiatives combined with our cost control programs are expected to have a favorable impact on future operating results.

Distribution

Distribution's 2002 net sales declined 7% and 13% from 2001 and 2000, respectively. Operating profits in 2002 were significantly higher than 2001, but were 23% lower than 2000. Lower operating costs, reflecting the impact of restructuring and cost control efforts in 2001 and 2002, added approximately $50 million to operating profits in 2002. Additionally, an improved mix of products and increased focus on key customer relationships added another $40 million. Lower bad debt expense was also a positive factor. However, lower sales volumes offset approximately $45 million of these improvements. Market conditions were difficult in 2002, but were improved compared with a very depressed period in 2001.

Distribution
-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales              $6,345   $6,790   $7,255
Operating Profit   $   92   $   21   $  120

xpedx, our North American distribution operation, posted sales of $6 billion, down 6% and 13% from 2001 and 2000 levels, respectively. The weaker market conditions experienced in 2001 continued during the first quarter of 2002. Sales leveled off in the first half of 2002, then gradually improved over the balance of the year. Sales in our two primary U.S. customer segments, paper and supplies for the commercial printing industry and packaging supplies for the industrial sector, declined 10% and 7%, respectively, in 2002 from 2001.

Earnings in 2002, however, were more than four times higher than 2001, although about 20% lower than 2000. The cost reduction plans, initiated in 2001 and continuing into 2002, were the primary drivers in our profit improvement in 2002. We continued our facility consolidation and cost reduction plans in 2002, reducing headcount by an additional 700 people, bringing the total since January 2001 to 1,800, or an 18% work force reduction. Additionally in 2002, progress was made on internal business initiatives to leverage our size and efficiency in transaction processing. Bad debt expense in 2002 decreased 45% from 2001 when the business experienced a number of customer bankruptcies. A higher ROI was achieved in 2002 due to improved earnings and aggressive working capital management, mainly reflected in lower inventories and accounts receivable.

European distribution operations posted sales of $375 million, up 7% from 2001 and about the same as in 2000. The European businesses recorded a slight gain in 2002 following a small loss in 2001 and profits in 2000.

For 2003, we expect a continued slow recovery as economic growth resumes. As of the end of 2002, we have completed most of our restructuring activity. Future operating results will continue to benefit from the cost reduction actions implemented in 2002 and 2001, and from further simplification of business processes and focused marketing initiatives.

Forest Products

Forest Products net sales for 2002 were 8% higher than in 2001, and were 30% above 2000 totals. Operating profits in 2002 were 7% and 24% higher than 2001 and 2000, respectively. Earnings in 2002 reflected stronger contributions from Forest Resources operations. The negative effects of lower average building materials prices, slightly lower stumpage prices, and lower sales volumes were partly offset by lower raw material costs. Also, overhead and operating costs declined, reflecting reorganization actions taken in recent years. The increase in sales and earnings in 2002 and 2001 over 2000 also reflects the operations of Champion that were acquired in June 2000.

Forest Products
-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales              $3,090   $2,855   $2,380
Operating Profit   $  700   $  655   $  564

Forest Resources sales in 2002 were $1.2 billion compared with $960 million in 2001 and $848 million in 2000. Operating profit was 6% higher than 2001 and 17% higher than 2000, primarily due to higher timberland sales, lower operating costs and lower cost of timber harvested. Harvest volumes declined about 20% in 2002 compared with 2001 and 2000 levels, reflecting a lower inventory in 2002 of mature timber. Average stumpage prices in 2002 were below 2001 and 2000 levels, with southern pine sawtimber and pulpwood prices declining slightly versus 2001 prices. Earnings from sales of timberlands were approximately $25 million higher in the 2002 fourth quarter than in the third quarter, resulting in a 14% increase in timberland sales earnings in 2002 versus 2001. Earnings from timberland sales in 2001 were 58% higher than in 2000 reflecting the larger overall land base following the Champion acquisition in June 2000. International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sales of timberlands.

We expect harvest volumes and sales of timberlands in 2003 to be lower than in 2002, and stumpage prices for southern yellow pine to decrease slightly, as lumber markets continue to be adversely impacted by imports, partially offset by reduced U.S. lumber capacity.

Wood Products sales in the United States in 2002 of $1.3 billion were lower than the $1.4 billion in 2001 and even with 2000, principally due to lower average lumber and panel prices, partially offset by improved manufacturing operations and costs. Average prices were down 4% for lumber in 2002 versus 2001 while volumes declined 2%. Average 2002 plywood prices were down about 5%, although volume was up 5%, compared with 2001. Although housing starts were up slightly, lumber imports increased in 2002, contributing to weaker average prices during the year. The April 2002 sale of the oriented strand board facilities will have a positive impact on future U.S. wood products results. Canadian wood products, operated through Weldwood of Canada, reported net sales of $565 million in 2002 compared with $480 million in 2001 and $190 million from the second half of 2000, after the June 2000 acquisition of Champion. Operating profits in 2002 were 36% higher than 2001. Average prices for lumber in 2002 were about the same as in 2001 while plywood prices showed improvement year over year. The favorable impact of higher productivity and marketing initiatives the business implemented in 2002 was a major factor in the earnings improvement.

Looking forward, we expect pricing in 2003 will be mixed with earnings improvement to be driven primarily by lower operating costs and reduced downtime.

Carter Holt Harvey

International Paper's results shown below for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects:
1. Carter Holt Harvey's earnings include only our share of Carter Holt Harvey's operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey's sales.
2. Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars. The weighted average currency exchange rate used to translate New Zealand dollars to U.S. dollars was 0.47 in 2002,
     0.41 in 2001 and 0.46 in 2000.
3. Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. The major differences relate to cost of timber harvested
     (COTH), goodwill amortization, pensions, deferred taxes and financial instruments. These differences reduced segment earnings by approximately $24 million in 2002, $30 million in 2001 and $20 million in 2000.

Carter Holt Harvey
-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales              $1,910   $1,710   $1,675
Operating Profit   $   56   $   13   $   71

Carter Holt Harvey's 2002 net sales were 12% higher than 2001 and were 14% higher than 2000. Operating profits in 2002 were significantly improved over 2001's results but were 21% less than in 2000, when pulp prices were at a five year high. Essentially all of the increase in operating profits from 2001 was due to the effects of cost and margin control initiatives.

Forest and Wood Products results improved significantly in 2002 as the residential housing markets in Australia and New Zealand strengthened, resulting in increased volumes. 2002 log exports were at similar levels to 2001 while log prices were slightly higher. The Pulp and Paper business recorded a loss for the year primarily due to weakening pulp sales prices. Tissue results improved in 2002 compared with 2001, benefiting from lower pulp prices and successful marketing initiatives. Higher earnings in the Packaging business reflect the margin improvement and cost control programs that were implemented during 2002.

Operating results for 2003 will be dependent on changes in global economic conditions. Economic growth in 2003 for Australia and New Zealand is expected to drop from the strong 2002 levels. The housing market in Australia is expected to decrease in 2003 from the record high levels experienced in 2002. However, prices for key commodities such as pulp and logs are expected to improve on 2002 prices.

Specialty Businesses and Other

The Specialty Businesses and Other segment includes Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers. Also included are businesses identified in our divestiture program whose results are included in this segment for periods prior to their sale.

Specialty Businesses and Other
-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales              $1,535   $2,325   $4,230
Operating Profit   $   51   $   52   $  233

Chemicals sales were $595 million in 2002, compared with $566 million in 2001 and $632 million in 2000. Operating profits in 2002 were about 7% lower than in 2001, and about half of the 2000 level, as cost reduction efforts partially offset the negative impact of higher material costs and lower average prices.

Industrial Papers sales were $436 million in 2002 compared with sales of $451 million in 2001 and $498 million in 2000. Operating profit in 2002 was up 62% and 11% from 2001 and 2000, respectively. Lower input costs, mix improvements, and less downtime, partially offset by weaker prices, contributed to the improvement in operating profits in 2002.

Other businesses in the above totals include operations that have been sold, including Masonite, the oil and gas and mineral royalty business, Decorative Products, Zanders, Flexible Packaging, Retail Packaging, Bush Boake Allen, the former Champion Hamilton Mill, and the Curtis/Palmer hydroelectric facility. Sales for these businesses were approximately $500 million in 2002 compared with $1.3 billion in 2001 and $3.1 billion in 2000. Also included is the Chemical Cellulose Pulp business. In January 2003, we announced that the Natchez, Mississippi, dissolving pulp mill comprising this business would be closed in mid-2003.

Corporate Items and Interest Expense

For the twelve months ended December 31, 2002, corporate net expense was $253 million compared with $369 million in 2001 and $285 million in 2000. The decrease in 2002 was primarily due to the elimination of goodwill amortization, higher net foreign exchange gains, lower natural gas hedging costs and income from the sale of shares received from an insurance company demutualization, offset in part by lower pension income and higher benefit and inventory related costs.

Net interest expense decreased to $783 million in 2002 compared with $929 million in 2001 and $816 million in 2000. The decrease in 2002 reflects lower interest rates and the reductions in long-term debt in 2001. The increase in 2001 included a full year of interest on debt incurred in connection with the Champion acquisition compared with a half year in 2000. Proceeds received from the sale of assets in 2002, 2001 and 2000, were used to reduce debt and for other general corporate purposes.

Minority interest expense, net of taxes, decreased to $130 million in 2002, compared with $147 million in 2001 and $238 million in 2000. The decreases reflect lower earnings in 2002 compared with both 2001 and 2000, as well as divestitures in 2001.

Liquidity and Capital Resources

Cash Provided by Operations

Cash provided by operations totaled $2.1 billion for 2002, compared with $1.7 billion in 2001 and $2.4 billion in 2000. The increase in operating cash flow in 2002 reflects lower working capital requirements and higher earnings before special items and the cumulative effect of an accounting change. Excluding special and extraordinary items and the cumulative effect of accounting changes, net earnings after taxes and minority interest for 2002 increased $326 million from 2001, due principally to higher operating earnings reflecting lower depreciation and amortization expense. A decrease in working capital increased 2002 operating cash flow by $368 million. The decrease in operating cash flow in 2001 reflects lower earnings before special and extraordinary items and accounting changes. Excluding special and extraordinary items and accounting changes, after taxes and minority interest, net earnings for 2001 decreased $755 million from 2000. Working capital changes increased 2001 operating cash flow by $279 million and decreased 2000 operating cash flow by $146 million. Depreciation and amortization expense was $1.6 billion in 2002 and $1.9 billion in both 2001 and 2000.

Investment Activities

Capital spending was $1.0 billion in 2002, or 64% of depreciation and amortization as compared to $1.0 billion, or 56% of depreciation and amortization in 2001, and $1.4 billion, or 71% of depreciation and amortization in 2000. Higher spending in 2000 was the result of capital projects for Champion. As part of our emphasis on improving return on investment, we have continued to hold annual capital spending well below annual depreciation and amortization expense. Discretionary capital spending has been focused on cost reduction, process stabilization and customer service improvement.

The following table presents capital spending by each of our business segments for the years ended December 31, 2002, 2001 and 2000.

------------------------------------------------------------
In millions                           2002     2001     2000
------------------------------------------------------------
Printing Papers                     $  399   $  374   $  447
Industrial and Consumer Packaging      249      246      296
Distribution                             5       16       24
Forest Products                        127      175      217
Carter Holt Harvey                      69       85      100
Specialty Businesses and Other          71       82      172
                                    ------   ------   ------
Subtotal                               920      978    1,256
Corporate and other                     89       71       96
                                    ------   ------   ------
Total                               $1,009   $1,049   $1,352
                                    ======   ======   ======

We expect capital expenditures in 2003 to be about $1.3 billion, or about 81% of depreciation and amortization.

Mergers and Acquisitions

In December 2002, Carter Holt Harvey acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In June 2000, International Paper completed the acquisition of Champion, a leading manufacturer of paper for business communications, commercial printing and publications, with significant market pulp, plywood and lumber manufacturing operations. Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock for each Champion share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock with a fair market value of $2.4 billion. Approximately $2.8 billion of Champion debt was assumed.

In April 2000, Carter Holt Harvey purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash.

In March 2000, International Paper acquired Shorewood, a leader in the manufacture of premium retail packaging, for approximately $640 million in cash and the assumption of $280 million of debt.

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

Financing Activities

Financing activities during 2002 included debt issuances of $2.0 billion and retirements of $3.0 billion, for a net debt reduction of $1.0 billion. Debt issuances in 2002 included $1.2 billion of 5.85% Senior Unsecured Notes due October 30, 2012, the proceeds of which were used to retire most of International Paper's $1.2 billion of 8.0% notes due July 2003 that were issued in connection with the Champion acquisition.

Financing activities during 2001 included a net debt reduction of $1.4 billion, primarily from proceeds from divestitures. Debt issuances in 2001 included $1.0 billion of 6.75% Senior Unsecured Notes due September 1, 2011, which yielded proceeds of $993 million, and $2.1 billion of zero-coupon Convertible Senior Debentures due June 20, 2021, which yielded proceeds of approximately $1.0 billion.

Financing activities during 2000 included $6.3 billion of debt issuances, including $4.3 billion in long-term debt and $2 billion of short-term debt instruments (largely commercial paper) issued mainly to finance the Champion and Shorewood acquisitions. In addition, we assumed approximately $3.0 billion of debt associated with acquisitions, and subsequently reduced the acquired debt balances by $450 million. We repaid $600 million of maturing long-term debt and $1.0 billion in short-term debt from divestiture proceeds and operating cash flows, as well as $700 million of Carter Holt Harvey debt from proceeds received on the sale of its interest in COPEC. Dividend payments totaled $482 million in both 2002 and 2001, and $447 million in 2000. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

At December 31, 2002 and 2001, cash and temporary investments totaled $1.1 billion and $1.2 billion, respectively.

Capital Resources Outlook for 2003

International Paper has the ability to fund capital expenditures, service existing debt, and meet working capital and dividend requirements during 2003 through various sources of short- and long-term capital.

In addition to existing cash balances and cash provided from operations, short-term liquidity requirements can be met using commercial paper funding. International Paper currently holds short-term credit ratings by Standard & Poor's and Moody's Investors Services of A-2 and P-2, respectively. At December 31, 2002, International Paper had no commercial paper borrowings outstanding. Should a ratings change or market event affect International Paper's ability to access the commercial paper market, short-term liquidity needs could be met through committed revolving credit facilities in excess of $2.0 billion. At December 31, 2002, these facilities were unused. In addition, International Paper has the ability to raise up to $600 million through an asset-backed accounts receivable securitization program established in 2001. At December 31, 2002, this facility was also unused. International Paper believes that these sources will be adequate to fund capital requirements in 2003.

International Paper has approximately $485 million of debt scheduled for repayment in 2003. We anticipate using new debt issuances to refinance maturing debt balances. Contractual obligations for future payments under existing debt and lease commitments at December 31, 2002 were as follows:

---------------------------------------------------------------------
In millions         2003     2004     2005   2006   2007   Thereafter
---------------------------------------------------------------------
Long-term debt      $ --   $1,800   $1,700   $709   $488       $8,345
Lease obligations    229      167      180     99     84          263
                    ----   ------   ------   ----   ----       ------
Total               $229   $1,967   $1,880   $808   $572       $8,608
                    ====   ======   ======   ====   ====       ======

The majority of International Paper's debt is accessed through global public capital markets where we have a wide base of investors.

Special Items Including Restructuring and Business Improvement Actions:

Divestitures

In 2000, International Paper announced a divestment program following the Champion acquisition and the completion of a strategic analysis to focus on International Paper's core businesses. Through December 31, 2002, more than $3 billion had been realized under the program, including cash and notes received plus debt assumed by the buyers.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

2002: In the fourth quarter of 2002, International Paper recorded a $10 million pre-tax credit ($4 million after taxes) to adjust estimated accrued costs of businesses previously sold.

In the third quarter of 2002, International Paper completed the sale of its Decorative Products operations to an affiliate of Kohlberg & Co. for approximately $100 million in cash and a note receivable with a fair market value of $13 million. This transaction resulted in no gain or loss as these assets had previously been written down to fair market value. Also during the third quarter of 2002, a net gain of $3 million before taxes ($1 million after taxes) was recorded related to adjustments of previously recorded costs of businesses held for sale.

During the second quarter of 2002, a net gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale in April 2002 of International Paper's oriented strand board facilities to Nexfor Inc. for $250 million, and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:
(1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;
(2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale;
(3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of previously estimated costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and
(4) a $10 million charge for additional expenses relating to prior divestitures.

The impairment charge recorded for Arizona Chemical in the fourth quarter of 2001 (see below) included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter included a gain of $28 million before taxes and minority interest, with an associated $96 million benefit after taxes and minority interest.

The 2002 net gains, totaling $41 million (discussed above) are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

2001: In the fourth quarter of 2001, a pre-tax impairment loss of $582 million ($524 million after taxes) was recorded, including $576 million to write down the net assets of Arizona Chemical, Decorative Products and Industrial Papers to an estimated realizable value of approximately $550 million, and $6 million of severance for the reduction of 189 employees in the Chemical Cellulose Pulp business. Also in the fourth quarter, International Paper sold its Mobile, Alabama Retail Packaging facility to Ampac, resulting in a pre-tax loss of $9 million.

In the third quarter of 2001, International Paper sold Masonite Corporation (Masonite) to Premdor Inc. of Toronto, Canada, resulting in a pre-tax loss of $87 million, its Flexible Packaging business to Exo-Tech Packaging, LLC, resulting in a pre-tax loss of $31 million, and its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited, resulting in a pre-tax gain of $215 million. Additionally, a pre-tax impairment loss of $50 million ($32 million after taxes) was recorded in the third quarter to write down the Chemical Cellulose assets to their expected realizable value of approximately $25 million.

In the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of approximately $85 million based on preliminary offers received.

The 2001 losses discussed above, totaling $629 million, are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

Structured Transactions

In connection with a sale of forestlands in the state of Washington in 2001, International Paper received notes having a value of approximately $480 million on the date of sale. During 2001, International Paper transferred the Notes to an unconsolidated entity in exchange for a preferred interest in that entity valued at approximately $480 million, and accounted for this transfer as a sale of the Notes for financial reporting purposes with no associated gain or loss. Also during 2001, the entity acquired approximately $561 million of other International Paper debt obligations for cash. At December 31, 2001, International Paper offset, for financial reporting purposes, the $480 million of International Paper debt obligations held by the entity since International Paper had, and intended to effect, a legal right to net settle these two amounts.

In December 2002, International Paper acquired an option to purchase the third party's interest in the unconsolidated entity and modified the terms of the entity's special loss allocation between the third party and International Paper. These actions required International Paper to consolidate this entity at December 31, 2002, resulting in increases in installment notes receivable (included in Deferred charges and other assets) of $480 million, Long-term debt of $460 million and Minority interest of $20 million.

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

Restructuring and Other Charges

International Paper continually evaluates its operations for opportunities for improvement. These evaluations are targeted to (a) focus our portfolio on our core businesses of paper, packaging and forest products, (b) operate fewer facilities with the same revenue capability, (c) reduce costs, and (d) rationalize and realign capacity. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they will achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility's plan will not be achieved, a decision is then made to either (a) shut down the facility and record the corresponding charge, or (b) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144.

In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. As this profit improvement initiative is ongoing, it is possible that significant additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

2002: During 2002, restructuring and other charges of $695 million before taxes and minority interest ($435 million after taxes and minority interest) were recorded. These charges included a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. In addition, a $68 million pre-tax credit ($43 million after taxes) was recorded in 2002 for the reversal of 2001 and 2000 reserves no longer required.

The $199 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $101 million charge in the fourth quarter of 2002, a $19 million charge in the third quarter of 2002 and a $79 million charge in the second quarter of 2002. The fourth-quarter charge included $29 million of asset write-downs and $72 million of severance and other charges. The third-quarter charge included $9 million of asset write-downs and $10 million of severance and other charges. The second-quarter charge consisted of $42 million of asset write-downs and $37 million of severance and other charges.

2001: During 2001, restructuring and other charges before taxes and minority interest of $1.1 billion ($752 million after taxes and minority interest) were recorded. These charges included an $892 million charge before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves. In addition, a $17 million pre-tax credit ($11 million after taxes) was recorded in 2001 for the reversal of excess 2000 and 1999 restructuring reserves.

The $892 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $171 million charge in the fourth quarter of 2001, a $256 million charge in the third quarter of 2001 and a $465 million charge in the second quarter of 2001. The fourth-quarter charge consisted of $84 million of asset write-downs and $87 million of severance and other charges. The third-quarter charge consisted of $183 million of asset write-downs and $73 million of severance and other charges. The second-quarter charge consisted of $240 million of asset write-downs and $225 million of severance and other charges.

2000: During 2000, restructuring and other charges before taxes and minority interest of $949 million ($589 million after taxes and minority interest) were recorded. These charges included an $824 million charge before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, and a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves. In addition, a $34 million pre-tax credit ($21 million after taxes) was recorded in 2000 for the reversal of excess 1999 restructuring reserves and Union Camp mergerrelated termination benefit reserves.

The $824 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $753 million charge in the fourth quarter of 2000 and a $71 million charge in the second quarter of 2000. The fourthquarter charge consisted of $536 million of asset write-downs and $217 million of severance and other charges. The second-quarter charge consisted of $40 million of asset write-downs and $31 million of severance and other charges.

A further discussion of restructuring and business improvement charges and exterior siding legal reserves can be found in Notes 6 and 11, respectively, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Merger Integration Costs

During 2001 and 2000, International Paper recorded pre-tax charges of $42 million ($28 million after taxes) and $54 million ($33 million after taxes), respectively, for Champion and Union Camp merger integration costs. These costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integrations of Champion and Union Camp.

Extraordinary Items

During the first quarter of 2001, extraordinary pre-tax losses totaling $73 million ($46 million after taxes) were recorded, including $60 million ($38 million after taxes) for impairment losses to reduce the assets of Masonite to their estimated realizable value based on offers received, and $13 million ($8 million after taxes) from a loss on the sale of oil and gas properties and fee mineral and royalty interests. Pursuant to the pooling-of-interest rules, these losses were recorded as extraordinary items in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the first quarter of 2001, International Paper completed the sale of its interest in Zanders, a European coated papers business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in an extraordinary loss of $245 million after taxes and minority interest, which was recorded in the third quarter of 2000 (see below) when the decision was made to sell this business.

In the fourth quarter of 2000, Fine Papers, the Chemical Cellulose Pulp business and the Flexible Packaging business in Argentina were written down to their estimated fair market values of approximately $235 million based on projected sales proceeds, resulting in a pre-tax charge of $373 million ($231 million after taxes). Also in the fourth quarter, International Paper sold its interest in Bush Boake Allen, a majority-owned subsidiary, for $640 million, resulting in an extraordinary gain of $183 million after taxes and minority interest. Carter Holt Harvey also sold its Plastics division in November, which resulted in an extraordinary loss of $2 million after taxes and minority interest.

During the third quarter of 2000, International Paper recorded an extraordinary loss of $460 million before taxes ($310 million after taxes) to write down the net assets of Masonite and Zanders to their estimated realizable value of $520 million.

In the first quarter of 2000, International Paper sold its equity interest in Scitex for $79 million, and Carter Holt Harvey sold its equity interest in Compania de Petroleos de Chile (COPEC) for just over $1.2 billion. These sales resulted in a combined extraordinary gain of $134 million after taxes and minority interest.

Pursuant to the pooling-of-interest rules, the 2000 gains and losses discussed above, totaling a $226 million net loss after taxes and minority interest, were recorded as extraordinary items in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires International Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, "Accounting for Contingencies," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," and SFAS No. 109, "Accounting for Income Taxes." The following is a discussion of the impact of these accounting policies on International Paper:

Contingent Liabilities. Accruals for matters including legal and environmental matters are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reserves for projected future claims settlements relating to exterior siding products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. International Paper utilizes independent third parties to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

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

Pension and Postretirement Benefit Obligations. The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with International Paper's consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.

Income Taxes. International Paper records provisions for U.S. federal, state and foreign income taxes based on the respective tax rules and regulations for the jurisdictions in which it operates, and judgments as to the allocation of income and the amount of deductions relating to those jurisdictions. Domestic and foreign tax authorities frequently challenge the timing and amounts of these income allocations and deductions. International Paper records reserves for estimated taxes payable and for projected settlements of these disputes. However, the final resolution of these challenges can differ from estimated amounts.

While the judgments and estimates made by International Paper are based on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements.

Significant Accounting Estimates

Pension Accounting. At December 31, 2001, a prepaid pension cost asset of approximately $1.6 billion related to International Paper's qualified pension plans was included in Deferred charges and other assets in the consolidated balance sheet. At December 31, 2002, the market value of plan assets was less than the accumulated benefit obligation for these plans. As a result, as required under U.S. generally accepted accounting principles, the prepaid asset value of approximately $1.7 billion at December 31, 2002 was written off, and a minimum liability of approximately $1.0 billion was established, by an after-tax charge of approximately $1.5 billion to Shareholders' equity with no impact on earnings or cash flow. This reduction of equity had no adverse effect on International Paper's debt covenants.

Net periodic pension and postretirement plan income included in operating results was as follows:

-------------------------------------------------------------------------
In millions                                 2002         2001        2000
-------------------------------------------------------------------------
Pension income - U.S. plans (non-cash)      $(75)       $(141)      $(101)
Pension expense - non-U.S. plans              26           19          24
Postretirement benefit cost - U.S. plans      59           56          45
                                            ----        -----       -----
Net expense (income)                        $ 10        $ (66)      $ (32)
                                            ====        =====       =====

The decrease in pension income for U.S. plans in 2002 was principally due to a reduction in the expected long-term rate of return on plan assets to 9.25% for 2002 from 10% for 2001, with smaller impacts from a reduction in the assumed discount rate to 7.25% for 2002 from 7.5% for 2001 and a reduction in the assumed rate of future compensation increases to 4.5% in 2002 from 4.75% in 2001. The increase in pension income in 2001 was primarily due to the Champion acquisition.

After consultation with our actuaries, International Paper determines these actuarial assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. The market value of plan assets for International Paper's U.S. plans at December 31, 2002, totaled approximately $5.6 billion, consisting of approximately 60% equity securities, 30% fixed income securities, and 10% real estate and other assets. Plan assets included approximately $25 million of International Paper common stock.

Actual rates of return earned on plan assets for each of the last 10 years were:

-----------------------------------
Year     Return     Year     Return
-----------------------------------
2002      (6.7)%    1997      17.2%
2001      (2.4)%    1996      13.3%
2000      (1.4)%    1995      19.9%
1999      21.4%     1994       0.7%
1998      10.0%     1993      11.8%

SFAS No. 87, "Employers' Accounting for Pensions," provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 15 years) to the extent that they are not offset by gains and losses in subsequent years. At December 31, 2002, unrecognized net actuarial losses for International Paper's U.S. plans totaled approximately $2.9 billion, reflecting declines in the fair value of plan assets and discount rates during 2002. Unless offset by the future unrecognized gains from higher discount rates or higher than projected returns on plan assets in future years, the amortization of these unrecognized losses will increase pension expense by approximately $30 million per year for each of the next three years.

For 2003, net pension income is expected to decrease by approximately $100 million, principally reflecting a decrease in the expected long-term rate of return on plan assets to 8.75% in 2003 from 9.25% in 2002, and a decrease in the assumed discount rate to 6.5% in 2003 from 7.25% in 2002.

The expected long-term rate of return reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study, that meets the plans' investment objectives. Increasing (decreasing) the expected long-term rate of return on plan assets by an additional 0.25% would increase (decrease) 2003 pension income by approximately $17 million, while an increase (decrease) of 0.25% in the discount rate would increase (decrease) pension income by approximately $14 million.

While International Paper may elect to make voluntary contributions to its plans in the coming years, it is unlikely that any minimum contributions to the plans will be required before 2005 unless interest rates decline below current levels or investment performance is significantly below projections.

Accounting for Stock Options. International Paper accounts for stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper's options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related service period. Had this method of accounting been applied, additional expense of $41 million in 2002, $53 million in 2001 and $38 million in 2000 would have been recorded, increasing the reported loss per share by 5% to ($1.92) in 2002, and 4% to ($2.60) in 2001, and reducing reported earnings per share by 28% to $0.23 in 2000.

At December 31, 2002, 37.2 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. At December 31, 2001, 29.1 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share.

Income Taxes

Before special and extraordinary items and cumulative effect of accounting changes, the 2002 effective income tax rate was 29% of pre-tax earnings compared with 28% in both 2001 and 2000. The effective income tax rates were less than the U.S. Federal statutory tax rate primarily because of the geographic mix of taxable earnings and the impact of state tax credits. After special items, the effective income tax rate was (15%), 21% and 16% for 2002, 2001 and 2000, respectively. The benefit in 2002 reflects the reversal of the assumed stock-sale tax treatment of the 2001 fourth-quarter writedown to net realizable value of the assets of Arizona Chemical upon the decision to discontinue sale efforts and to hold and operate this business in the future, and a $46 million fourth-quarter adjustment of deferred income tax liabilities for the effect of state tax credits and the projected taxability of the company's operations in various state tax jurisdictions. We estimate that the 2003 effective income tax rate will be approximately 31% based on expected earnings and business conditions, which are subject to change.

The following tables present the impact of the special items on the effective income tax rate for 2002, 2001 and 2000. Tax provisions (benefits) on special items were generally provided at statutory rates, but were dependent upon the tax attributes of the items and the tax rates in effect in the geographic locations where the items originated.

-------------------------------------------------------------------------
In millions                                     2002
-------------------------------------------------------------------------
                                  Earnings (Loss)
                                           Before      Income
                                     Income Taxes         Tax   Effective
                                     and Minority   Provision         Tax
                                         Interest   (Benefit)        Rate
-------------------------------------------------------------------------
Before special items and
 cumulative effect of
 accounting change                          $ 957       $ 278          29%
Restructuring and other charges              (199)        (61)         31%
Provision for legal reserves                 (450)       (172)         38%
Debt retirement costs                         (46)        (17)         37%
Reversal of reserves no longer
 required                                      68          25          37%
Net gains on sales and
 impairments of businesses held
 for sale                                      41         (61)       (149%)
Deferred state income tax
 adjustment                                    --         (46)         --
                                            -----       -----
After special items                         $ 371       $ (54)        (15%)
                                            =====       =====

-------------------------------------------------------------------------
In millions                                        2001
-------------------------------------------------------------------------
                                  Earnings (Loss)
                                           Before      Income
                                     Income Taxes         Tax   Effective
                                     and Minority   Provision         Tax
                                         Interest   (Benefit)        Rate
-------------------------------------------------------------------------
Before special and
 extraordinary items and
 cumulative effect of
 accounting change                        $   506       $ 142         28%
Restructuring and other charges              (892)       (283)        32%
Provision for legal reserves                 (225)        (79)        35%
Reversal of reserves no longer
 required                                      17           6         35%
Net losses on sales and
 impairments of businesses held
 for sale                                    (629)        (42)         7%
Merger-related expenses                       (42)        (14)        33%
                                          -------       -----
After special items                       $(1,265)      $(270)        21%
                                          =======       =====

-------------------------------------------------------------------------
In millions                                         2000
-------------------------------------------------------------------------
                                  Earnings (Loss)
                                           Before      Income
                                     Income Taxes         Tax   Effective
                                     and Minority   Provision         Tax
                                         Interest   (Benefit)        Rate
-------------------------------------------------------------------------
Before special and
 extraordinary items                       $1,692       $ 480         28%
Restructuring and other charges              (824)       (310)        38%
Provision for legal reserves                 (125)        (45)        36%
Reversal of reserves no longer
 required                                      34          13         38%
Merger-related expenses                       (54)        (21)        39%
                                           ------       -----
After special items                        $  723       $ 117         16%
                                           ======       =====

Recent Accounting Developments

Costs Associated with Exit or Disposal Activities:

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. It has no effect on charges recorded for exit activities begun prior to December 31, 2002. This standard, which International Paper will adopt in 2003, will not have a material effect on the company's results of operations or financial position.

Impairment and Disposal of Long-Lived Assets:

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadens the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

Asset Retirement Obligations:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which International Paper will adopt in 2003, will not have a material effect on the company's results of operations or financial position.

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It also requires at least an annual assessment of recorded goodwill for impairment. The initial test for impairment had to be completed by December 31, 2002, with any impairment charge recorded as a cumulative effect of accounting change to be retroactively reflected in the first quarter of 2002. Any impairment charges in subsequent years would be recorded in operating results.

The initial test compared the fair value of each of International Paper's business reporting units having recorded goodwill balances, with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows, using discount rates that reflected the specific risks inherent in each business ranging from 6.5% to 16%, with an average of 8.5%, (which were in line with rates used by financial institutions in comparable valuations), for all business reporting units except Carter Holt Harvey, where the average quoted market price for Carter Holt Harvey shares was used. Where the carrying amount exceeded fair value, additional testing was performed for possible goodwill impairment. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and outside appraised value for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. Where this implied goodwill value was less than the goodwill book value, an impairment charge was calculated.

Based on testing completed in the fourth quarter of 2002, an initial goodwill impairment loss was recorded for the Industrial and Consumer Packaging, Carter Holt Harvey and Printing Papers business segments totaling $1.2 billion before minority interest. This charge had no impact on cash flows.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow. The following table shows net earnings for the year ended December 31, 2002, and pro forma net earnings for the years ended December 31, 2001 and 2000, exclusive of goodwill amortization.

------------------------------------------------------------------
In millions for years ended December 31     2002      2001    2000
------------------------------------------------------------------
Net earnings (loss)                       $ (880)  $(1,204)  $ 142
Add back: Goodwill amortization               --       201     141
                                          ------   -------   -----
Adjusted net earnings (loss)              $ (880)  $(1,003)  $ 283
                                          ======   =======   =====

Basic and Diluted Earnings
 Per Common Share:
Net earnings (loss)                       $(1.83)  $ (2.50)  $0.32
Goodwill amortization                         --      0.42    0.31
                                          ------   -------   -----
Adjusted net earnings (loss)              $(1.83)  $ (2.08)  $0.63
                                          ======   =======   =====

Derivatives and Hedging:

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes in Accumulated other comprehensive income (loss) (OCI). The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease in OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

LEGAL AND ENVIRONMENTAL ISSUES

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3)
maintain 100% compliance with applicable laws and regulations. A total of $53 million was spent in 2002 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $134 million in 2003 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2004 is approximately $114 million, and during the year 2005 is approximately $131 million.

On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2006. The projected costs included in our estimate related to the Cluster Rule regulations for the years 2003 through 2004 are $109 million. Included in this estimate are costs associated with combustion source standards for the pulp and paper industry, which were issued by the EPA on January 12, 2001. Total projected Cluster Rule costs for 2005 through 2006 are $83 million.

Additional regulatory requirements that may affect future spending include the EPA's requirements for states to assess current surface water loading from industrial and area sources. This process, called Total Maximum Daily Load
(TMDL) allocation, could result in reduced allowable treated effluent discharges from our manufacturing sites. To date there have been no significant impacts due to the TMDL process as the majority of our manufacturing sites operate at levels significantly below allowable waste loadings.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze, and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

International Paper has been named as a potentially liable party in a number of environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Related costs are recorded in the financial statements when they are probable and reasonably estimable. As of December 31, 2002, these liabilities totaled approximately $57 million. In addition to CERCLA, other remediation costs recorded as liabilities in the balance sheet totaled approximately $64 million. Completion of these actions is not expected to have a material adverse effect on our financial condition or results of operations. A discussion of CERCLA proceedings can be found below under "Other Environmental."

Exterior Siding and Roofing Litigation: Three nationwide class action lawsuits filed against International Paper have been settled in recent years. In connection with one of these lawsuits, International Paper commenced a lawsuit against certain insurance carriers relating to their refusal to indemnify International Paper and, in the case of one insurance carrier, also for its refusal to provide a defense. During 2002, an additional $450 million was provided for claims associated with these class action lawsuits. See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a detailed discussion of these matters.

Other Litigation: In March and April 2000, Champion and 10 members of its board of directors were served with six lawsuits that were filed in the Supreme Court for the State of New York, New York County. Each of the suits purported to be a class action filed on behalf of Champion shareholders and alleged that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper. On September 26, 2002, the parties signed a stipulation of settlement providing for the settlement and final disposition of this lawsuit. Pursuant to the stipulation, International Paper will donate $100,000 to a law school designated by the Court to fund educational programs in support of corporate governance and shareholder rights. International Paper will also pay such attorneys' fees and expenses of plaintiffs' counsel as may be awarded by the Court, up to $300,000. The Court held a hearing on the fairness of the proposed settlement on February 10, 2003.

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. The cases have been consolidated. The plaintiffs in these consolidated cases sought certification on behalf of both corrugated sheet purchasers and corrugated container purchasers. On September 4, 2001, the district court certified both classes. Defendants filed a petition appealing the certification order, which the Court of Appeals for the Third Circuit, in its discretion, granted. On September 5, 2002, the Court of Appeals for the Third Circuit affirmed the district court's certification decision. On January 14, 2003, the defendants filed a petition for certiorari with the U.S. Supreme Court seeking a review of the Court of Appeals decision. Discovery in the case is ongoing.

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper's Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. These cases have been consolidated in federal district court in New York. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class actions cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and the District of Columbia. The case in New York state court, and one of the two Michigan cases, have been dismissed, while all of the other state cases, except for California, have been stayed pending resolution of the federal cases. Discovery in the federal cases is ongoing. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases.

Other Environmental: In May 2002, an internal environmental audit revealed that two lithographic presses at a Shorewood facility in Edison, New Jersey were being operated without required state air certificates. Shorewood is a wholly owned subsidiary of International Paper. The presses were shut down, and the discovery was voluntarily disclosed to the New Jersey Department of Environmental Protection (Department). Following the disclosure, the Department issued appropriate state air certificates. In January 2003, the related enforcement action was closed with no penalties.

In February 2000, the Town of Lyman, South Carolina issued an administrative order alleging past violations of a wastewater pretreatment permit at the former Union Camp folding carton facility in Spartanburg, South Carolina. While International Paper has satisfied the terms of the order, the Town of Lyman has indicated that it is seeking penalties and other surcharges that together may exceed $100,000. We are engaged in settlement discussions with the Town of Lyman.

In connection with the EPA's well-publicized PSD air permit enforcement initiative against the paper industry, the EPA has issued requests for information related to air permit compliance to five International Paper mills. As of February 2003, none of these requests for information has resulted in enforcement actions.

As of February 2003, there were no other pending judicial proceedings, brought by government authorities against International Paper, for alleged violations of applicable environmental laws or regulations. International Paper is engaged in various other proceedings that arise under applicable environmental and safety laws or regulations, including approximately 117 active proceedings under CERCLA and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, International Paper believes that it has no, or de minimis, liability with respect to 20 of these sites; that liability is not likely to be significant at 55 sites; and that estimates of liability at the other 42 sites is likely to be significant, but not material to International Paper's consolidated financial position or results of operations. International Paper believes that the probable liability associated with all of the CERCLA proceedings is approximately $57 million.

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

IMPACT OF EURO

The introduction of the euro for noncash transactions took place on January 1, 1999, with 11 countries participating in the first wave: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. The euro has traded on world currency exchanges since 1999 and is used by our businesses in transactions. On January 2, 2002, new euro-denominated bills and coins were issued and legacy currencies were withdrawn from circulation. The introduction of the euro has reduced the complexity and cost of managing our business.

Over the three-year transition period, our computer systems were updated to ensure euro compliance. Also, we reviewed our marketing and operational policies and procedures to ensure our ability to continue to successfully conduct all aspects of our business in this new market. In general, our product lines have become somewhat more international, with some leveling of prices. Total costs in connection with the euro conversion were not material, and the conversion from the legacy currencies to the euro did not have a material adverse effect on our consolidated financial position or results of operations.

EFFECT OF INFLATION

General inflation has had minimal impact on our operating results in the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

MARKET RISK

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper's debt obligations is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 of the Notes to Consolidated Financial Statements.

We assess our market risk based on changes in interest and foreign currency rates and commodity prices utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates and commodity prices.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2002 were not significant.

We issue fixed and floating-rate debt in a proportion consistent with International Paper's optimal capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement the optimal capital structure. At December 31, 2002 and 2001, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $10.2 billion and $10.5 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $325 million and $350 million for 2002 and 2001, respectively.

Commodity Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts are currently used to manage risks associated with market fluctuations in energy prices. At December 31, 2002 and 2001, the net fair value of such contracts was an $18 million asset and a $29 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be immaterial for 2002 and 2001.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows, and to prudently manage transactions in foreign currency. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation's functional currency, or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. At December 31, 2002 and 2001, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $570 million and $765 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be immaterial for both 2002 and 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 25 and under Item 8. Financial Statements and Supplementary Data in Note 14 on pages 56 - 58.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information by Industry Segment and Geographic Area

For information about our industry segments, see the "Description of Industry Segments" included on pages 8 through 10 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For management purposes, we report the operating performance of each business based on earnings before interest and income taxes ("EBIT") excluding special and extraordinary items, gains or losses on sales of businesses and cumulative effects of accounting changes. Our Carter Holt Harvey segment includes our share, about half, of their operating earnings adjusted for U.S. generally accepted accounting principles. The remaining half is included in minority interest. Intersegment sales and transfers are recorded at current market prices.

External Sales by Major Product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper's consolidated group, whereas sales by segment in the Net Sales table are determined by the management approach and include intersegment sales.

Capital Spending by Industry Segment is reported on page 14 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INFORMATION BY INDUSTRY SEGMENT

Net Sales
-------------------------------------------------------------------------------
In millions                                            2002      2001      2000
-------------------------------------------------------------------------------
Printing Papers                                     $ 7,510   $ 7,815   $ 7,210
Industrial and Consumer Packaging                     6,095     6,280     6,625
Distribution                                          6,345     6,790     7,255
Forest Products                                       3,090     2,855     2,380
Carter Holt Harvey                                    1,910     1,710     1,675
Specialty Businesses and  Other (b)                   1,535     2,325     4,230
Corporate and Intersegment Sales (c)                 (1,509)   (1,412)   (1,195)
                                                    -------   -------   -------
Net Sales                                           $24,976   $26,363   $28,180
                                                    =======   =======   =======

Assets (a)
-------------------------------------------------------------------------------
In millions                                            2002      2001      2000
-------------------------------------------------------------------------------
Printing Papers                                     $ 9,260   $ 9,742   $10,580
Industrial and Consumer Packaging                     6,244     7,338     7,437
Distribution                                          1,691     1,662     1,986
Forest Products                                       4,307     5,106     6,610
Carter Holt Harvey                                    3,442     3,295     3,141
Specialty Businesses and Other (b)                      760       676     2,579
Corporate                                             8,088     9,358     9,776
                                                    -------   -------   -------
Assets                                              $33,792   $37,177   $42,109
                                                    =======   =======   =======

Operating Profit
------------------------------------------------------------------------------
In millions                                            2002      2001     2000
------------------------------------------------------------------------------
Printing Papers                                      $  519   $   538   $  930
Industrial and Consumer Packaging                       517       508      741
Distribution                                             92        21      120
Forest Products                                         700       655      564
Carter Holt Harvey                                       56        13       71
Specialty Businesses and Other (b)                       51        52      233
Corporate (c)                                            --        --       26
                                                     ------   -------   ------

Operating Profit                                      1,935     1,787    2,685
Interest expense, net                                  (783)     (929)    (816)
Minority interest (d)                                    58        17      108
Corporate items, net                                   (253)     (369)    (285)
Merger integration costs                                 --       (42)     (54)
Restructuring and other charges                        (695)   (1,117)    (949)
Reversals of reserves no longer required                 68        17       34
Net gains (losses) on sales and impairments
   of businesses held for sale                           41      (629)      --
                                                     ------   -------   ------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                      $  371   $(1,265)  $  723
                                                     ======   =======   ======

Restructuring and Other Charges
--------------------------------------------------------------------------------
In millions                                                 2002     2001   2000
--------------------------------------------------------------------------------
Printing Papers                                             $ 85   $  185   $425
Industrial and Consumer Packaging                             31      534    255
Distribution                                                  13       46     22
Forest Products                                               12       34     35
Carter Holt Harvey                                            28       10     10
Specialty Businesses and Other (b)                            19        8     69
Corporate                                                    507      300    133
                                                            ----   ------   ----
Restructuring and Other Charges                             $695   $1,117   $949
                                                            ====   ======   ====

Depreciation and Amortization (e)
--------------------------------------------------------------------------------
In millions                                               2002     2001     2000
--------------------------------------------------------------------------------
Printing Papers                                         $  684   $  716   $  623
Industrial and Consumer Packaging                          385      424      447
Distribution                                                18       31       35
Forest Products                                            170      214      216
Carter Holt Harvey                                         197      194      177
Specialty Businesses and Other (b)                          22       39      224
Corporate                                                  111      252      194
                                                        ------   ------   ------
Depreciation and Amortization                           $1,587   $1,870   $1,916
                                                        ======   ======   ======

External Sales by Major Product
--------------------------------------------------------------------------------
In millions                                             2002      2001      2000
--------------------------------------------------------------------------------
Printing Papers                                      $ 6,668   $ 7,042   $ 7,169
Industrial and Consumer Packaging                      6,852     7,263     8,052
Distribution                                           6,519     6,961     7,275
Forest Products                                        4,160     4,297     4,243
Other (f)                                                777       800     1,441
                                                     -------   -------   -------
Net Sales                                            $24,976   $26,363   $28,180
                                                     =======   =======   =======

INFORMATION BY GEOGRAPHIC AREA

Net Sales (g)
--------------------------------------------------------------------------------
In millions                                             2002      2001      2000
--------------------------------------------------------------------------------
United States (h)                                    $18,795   $20,555   $22,131
Europe                                                 2,636     2,630     3,353
Pacific Rim (k)                                        2,104     1,888     1,923
Americas, other than U.S.                              1,441     1,290       773
                                                     -------   -------   -------
Net Sales                                            $24,976   $26,363   $28,180
                                                     =======   =======   =======

European Sales by Industry Segment
--------------------------------------------------------------------------------
In millions                                               2002     2001     2000
--------------------------------------------------------------------------------
Printing Papers                                         $1,152   $1,110   $1,047
Industrial and Consumer Packaging                          677      694      709
Distribution                                               374      353      370
Specialty Businesses and Other (b)                         433      473    1,227
                                                        ------   ------   ------
European Sales                                          $2,636   $2,630   $3,353
                                                        ======   ======   ======

Long-Lived Assets (a, i)
--------------------------------------------------------------------------------
In millions                                             2002      2001      2000
--------------------------------------------------------------------------------
United States (j)                                    $12,630   $13,627   $16,493
Europe                                                 1,206     1,179     1,217
Pacific Rim (k)                                        2,654     2,325     2,324
Americas, other than U.S.                              1,215     1,447     1,612
Corporate                                                308       235       452
                                                     -------   -------   -------
Long-Lived Assets                                    $18,013   $18,813   $22,098
                                                     =======   =======   =======

(a) Certain reclassifications and adjustments have been made to conform to current presentation.

(b) Includes Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers. Also included are certain other smaller businesses identified in the company's divestiture program.

(c) Includes results of operations of Champion from date of acquisition, June 20, 2000, through June 30, 2000.

(d) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

(e)  Includes cost of timber harvested.

(f)  Includes sales of products not included in our major product lines.

(g)  Net sales are attributed to countries based on location of seller.

(h) Export sales to unaffiliated customers (in billions) were $1.3 in 2002, $1.3 in 2001 and $1.6 in 2000.

(i) Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

(j)  Decrease in 2001 primarily due to divestitures.

(k) Operations in New Zealand and Australia account for most of the Pacific Rim amounts.

Report of Management on Financial Statements

The management of International Paper Company is responsible for the fair presentation of the information contained in the financial statements in this Annual Report. The statements are prepared in accordance with accounting principles generally accepted in the United States of America and reflect management's best judgment as to our financial position, results of operations, cash flows and related disclosures.

International Paper maintains a system of internal accounting and disclosure controls designed to provide reasonable assurance: (a) that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded; and (b) that information required to be disclosed by us in reports filed with the Securities and Exchange Commission
(SEC) is recorded, processed, summarized and reported on a timely basis. We have formed a Disclosure Committee to oversee this process. We believe that these controls are effective and have completed all the certifications required by the Sarbanes- Oxley Act of 2002 and SEC regulations.

Our ethics program is an important part of the internal controls system. It includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, that have been distributed to all employees, a toll-free telephone helpline whereby any employee may report suspected violations of law or International Paper's policy, and an office of ethics and business practice. The internal controls system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits with management follow-up.

The independent auditors provide an objective, independent review of management's discharge of its responsibility for the fair presentation of our financial statements. They review our internal controls and conduct tests of procedures and accounting records to enable them to form the opinion set forth in their report.

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors management's administration of International Paper's financial and accounting policies and practices, and the preparation of these financial statements. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, the independent auditors and the Internal Auditor to review their activities. The Committee's Charter has been modified to take into account the proposed New York Stock Exchange rules relating to Audit Committees and to conform to the new SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. A copy of the charter is included in the Company's Proxy Statement relating to the 2003 annual meeting of shareholders. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2002, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee's report recommending the inclusion of such financial statements in this Annual Report on Form 10-K is set forth in our Proxy Statement.

The independent auditors and the Internal Auditor both have free access to the Committee and meet regularly with the Committee, with and without management representatives in attendance.


/s/ JOHN T. DILLON
JOHN T. DILLON
Chairman and Chief Executive Officer


/s/ JOHN V. FARACI
JOHN V. FARACI
President and Chief Financial Officer

Report of Deloitte & Touche LLP,
Independent Auditors

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheet of International Paper Company and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, common shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of International Paper's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of International Paper Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, before the revisions described in Note 4 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 12, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002.

As discussed above, the financial statements of International Paper Company as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, that was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 and 2000 included (a) agreeing the previously reported earnings (loss) to the previously issued financial statements and the adjustments to reported earnings (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted earnings (loss) to reported earnings (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/ Deloitte & Touche LLP
NEW YORK, N.Y.
FEBRUARY 10, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

Report of Independent Public Accountants

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company (a New York corporation) and subsidiaries as of December 31, 2001 and 2000, and the related statements of earnings, common shareholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Notes 4 and 14 to the financial statements, effective January 1, 2001, International Paper changed its method of accounting for derivative instruments and hedging activities.



NEW YORK, N.Y.
FEBRUARY 12, 2002

                                                                           INTERNATIONAL PAPER COMPANY

CONSOLIDATED STATEMENT OF EARNINGS
In millions, except per share amounts, for the years ended December 31       2002       2001      2000
------------------------------------------------------------------------------------------------------
Net Sales                                                                 $24,976    $26,363   $28,180
                                                                          -------    -------   -------
Costs and Expenses
   Cost of products sold                                                   18,256     19,409    20,082
   Selling and administrative expenses                                      2,046      2,279     2,283
   Depreciation, amortization and cost of timber harvested                  1,587      1,870     1,916
   Distribution expenses                                                    1,098      1,105     1,104
   Taxes other than payroll and income taxes                                  249        265       287
   Merger integration costs                                                    --         42        54
   Restructuring and other charges                                            695      1,117       949
   Net (gains) losses on sales and impairments of businesses
      held for sale                                                           (41)       629        --
                                                                          -------    -------   -------

Total Costs and Expenses                                                   23,890     26,716    26,675
   Reversals of reserves no longer required                                    68         17        34
                                                                          -------    -------   -------
Earnings (Loss) Before Interest, Income Taxes,
   Minority Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                                             1,154       (336)    1,539
   Interest expense, net                                                      783        929       816
                                                                          -------    -------   -------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                                               371     (1,265)      723
   Income tax provision (benefit)                                             (54)      (270)      117
   Minority interest expense, net of taxes                                    130        147       238
                                                                          -------    -------   -------
Earnings (Loss) Before Extraordinary Items and
   Cumulative Effect of Accounting Changes                                    295     (1,142)      368
   Extraordinary items - Net losses on sales and impairments of
      businesses held for sale, net of taxes and minority interest             --        (46)     (226)
   Cumulative effect of accounting changes:
      Transitional goodwill impairment charge, net of
         minority interest                                                 (1,175)        --        --
      Derivatives and hedging activities, net of taxes and minority
         interest                                                              --        (16)       --
                                                                          -------    -------   -------
Net Earnings (Loss)                                                       $  (880)   $(1,204)  $   142
                                                                          =======    =======   =======

Basic and Diluted Earnings (Loss) Per Common Share
   Earnings (loss) before extraordinary items and
      cumulative effect of accounting changes                             $  0.61    $ (2.37)  $  0.82
   Extraordinary items                                                         --      (0.10)    (0.50)
   Cumulative effect of accounting changes:
      Transitional goodwill impairment charge                               (2.44)        --        --
      Derivatives and hedging activities                                       --      (0.03)       --
                                                                          -------    -------   -------
Net earnings (loss)                                                       $ (1.83)   $ (2.50)  $  0.32
                                                                          =======    =======   =======

The accompanying notes are an integral part of these financial statements.

                                                                              INTERNATIONAL PAPER COMPANY
CONSOLIDATED BALANCE SHEET
In millions at December 31                                                                 2002      2001
---------------------------------------------------------------------------------------------------------
Assets
Current Assets
   Cash and temporary investments                                                       $ 1,074   $ 1,224
   Accounts and notes receivable, less allowances of
      $169 in 2002 and $179 in 2001                                                       2,780     2,778
   Inventories                                                                            2,879     2,877
   Assets of businesses held for sale                                                       128       219
   Other current assets                                                                     877     1,057
                                                                                        -------   -------
Total Current Assets                                                                      7,738     8,155
                                                                                        -------   -------
Plants, Properties and Equipment, net                                                    14,167    14,616
Forestlands                                                                               3,846     4,197
Investments                                                                                 227       239
Goodwill                                                                                  5,307     6,543
Deferred Charges and Other Assets                                                         2,507     3,427
                                                                                        -------   -------
Total Assets                                                                            $33,792   $37,177
                                                                                        =======   =======
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                               $    --   $   957
   Accounts payable                                                                       2,014     1,793
   Accrued payroll and benefits                                                             523       435
   Liabilities of businesses held for sale                                                   44        77
   Other accrued liabilities                                                              1,998     2,079
                                                                                        -------   -------
Total Current Liabilities                                                                 4,579     5,341
                                                                                        -------   -------
Long-Term Debt                                                                           13,042    12,457
Deferred Income Taxes                                                                     1,765     3,339
Other Liabilities                                                                         3,778     2,669
Minority Interest                                                                         1,449     1,275
International Paper - Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiaries Holding International Paper Debentures - Note 8                        1,805     1,805
Commitments and Contingent Liabilities - Note 11
Common Shareholders' Equity
   Common stock, $1 par value, 2002 - 484.8 shares, 2001 - 484.3 shares                     485       484
   Paid-in capital                                                                        6,493     6,465
   Retained earnings                                                                      3,260     4,622
   Accumulated other comprehensive income (loss)                                         (2,645)   (1,175)
                                                                                        -------   -------
                                                                                          7,593    10,396
   Less: Common stock held in treasury, at cost, 2002 - 5.7 shares, 2001 - 2.7 shares       219       105
                                                                                        -------   -------
Total Common Shareholders' Equity                                                         7,374    10,291
                                                                                        -------   -------
Total Liabilities and Common Shareholders' Equity                                       $33,792   $37,177
                                                                                        =======   =======

The accompanying notes are an integral part of these financial statements.

                                                                               INTERNATIONAL PAPER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
In millions for the years ended December 31                                       2002      2001      2000
----------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings (loss)                                                         $  (880)  $(1,204)  $   142
   Cumulative effect of accounting changes                                       1,175        16        --
   Depreciation, amortization and cost of timber harvested                       1,587     1,870     1,916
   Deferred income tax benefit                                                    (399)     (584)     (323)
   Payments related to restructuring reserves, legal reserves
      and merger integration costs                                                (340)     (431)     (291)
   Merger integration costs                                                         --        42        54
   Restructuring and other charges                                                 695     1,117       949
   Reversals of reserves no longer required                                        (68)      (17)      (34)
   Net (gains) losses on sales and impairments of businesses held for sale         (41)      629        --
   Extraordinary items - Net losses on sales and impairments of businesses
      held for sale                                                                 --        73        85
   Other, net                                                                       (3)      (76)       78
   Changes in current assets and liabilities
      Accounts and notes receivable                                                127       417       (59)
      Inventories                                                                   89       300      (143)
      Accounts payable                                                             199      (289)     (147)
      Accrued liabilities                                                          (42)      (56)      166
      Other                                                                         (5)      (93)       37
                                                                               -------   -------   -------
Cash Provided By Operations                                                      2,094     1,714     2,430
                                                                               -------   -------   -------

Investment Activities
   Invested in capital projects
      Ongoing businesses                                                        (1,005)   (1,027)   (1,194)
      Businesses sold and held for sale                                             (4)      (22)     (158)
   Mergers and acquisitions, net of cash acquired                                  (28)     (150)   (5,677)
   Proceeds from divestitures                                                      535     1,552     2,116
   Other                                                                            22       106        (1)
                                                                               -------   -------   -------
Cash Provided By (Used For) Investment Activities                                 (480)      459    (4,914)
                                                                               -------   -------   -------

Financing Activities
   Issuance of common stock                                                         53        25        25
   Issuance of debt                                                              2,011     2,889     6,328
   Reduction of debt                                                            (3,017)   (4,268)   (2,770)
   Change in bank overdrafts                                                       (33)     (171)      118
   Purchases of treasury stock                                                    (169)      (64)      (66)
   Dividends paid                                                                 (482)     (482)     (447)
   Other                                                                           (95)      (27)      206
                                                                               -------   -------   -------
Cash Provided By (Used For) Financing Activities                                (1,732)   (2,098)    3,394
                                                                               -------   -------   -------
Effect of Exchange Rate Changes on Cash                                            (32)      (49)     (165)
                                                                               -------   -------   -------
Change in Cash and Temporary Investments                                          (150)       26       745
Cash and Temporary Investments
   Beginning of the year                                                         1,224     1,198       453
                                                                               -------   -------   -------
   End of the year                                                             $ 1,074   $ 1,224   $ 1,198
                                                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                                                 INTERNATIONAL PAPER COMPANY
CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
In millions, except share amounts in thousands
------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                       Other
                                                    Common Stock Issued                        Comprehensive
                                                    -------------------   Paid-in   Retained          Income
                                                      Shares     Amount   Capital   Earnings       (Loss)(1)
                                                     -------     ------   -------   --------   -------------
Balance, January 1, 2000                             414,584      $415    $ 4,078    $ 6,613         $  (739)

Issuance of stock for merger                          68,706        69      2,360         --              --
Issuance of stock for various plans                      870        --         63         --              --
Repurchase of stock                                       --        --         --         --              --
Cash dividends - Common
   stock ($1.00 per share)                                --        --         --       (447)             --
Comprehensive income (loss):
   Net earnings                                           --        --         --        142              --
   Minimum pension liability adjustment
      (less tax benefit of $13)                           --        --         --         --             (23)
   Change in cumulative foreign currency
      translation adjustment
      (less tax expense of $123)                          --        --         --         --            (380)
     Total comprehensive loss
                                                     -------      ----    -------    -------         -------
Balance, December 31, 2000                           484,160       484      6,501      6,308          (1,142)

Issuance of stock for various plans                      121        --        (36)        --              --
Repurchase of stock                                       --        --         --         --              --
Cash dividends - Common
   stock ($1.00 per share)                                --        --         --       (482)             --
Comprehensive income (loss):
   Net loss                                               --        --         --     (1,204)             --
   Minimum pension liability adjustment
      (less tax benefit of $4)                            --        --         --         --              (6)
   Change in cumulative foreign currency
      translation adjustment
      (less tax benefit of $59)                           --        --         --         --             (10)
   Net losses on cash flow hedging
      derivatives:
     Net loss arising during the period
         (less tax benefit of $25)                        --        --         --         --             (67)
     Less: Reclassificaton adjustment
         for losses included in net income
         (less tax benefit of $18)                        --        --         --         --              50
     Total comprehensive loss
                                                     -------      ----    -------    -------         -------
Balance, December 31, 2001                           484,281       484      6,465      4,622          (1,175)

Issuance of stock for various plans                      479         1         28         --              --
Repurchase of stock                                       --        --         --         --              --
Cash dividends - Common stock
   ($1.00 per share)                                      --        --         --       (482)             --
Comprehensive income (loss):
   Net loss                                               --        --         --       (880)             --
   Minimum pension liability adjustment(2):
     U.S. plans (less tax benefit of $964)                --        --         --         --          (1,543)
     Non-U.S. plans (less tax benefit of $9)              --        --         --         --             (21)
   Change in cumulative foreign currency
      translation adjustment
      (less tax expense of $2)                            --        --         --         --              27
   Net gains on cash flow hedging derivatives:
     Net gain arising during the period
         (less tax expense of $33)                        --        --         --         --              71
     Less: Reclassificaton adjustment
         for losses included in net income
         (less tax expense of $3)                         --        --         --         --              (4)

     Total comprehensive loss
                                                     -------      ----    -------    -------         -------
Balance, December 31, 2002                           484,760      $485    $ 6,493    $ 3,260         $(2,645)
                                                     =======      ====    =======    =======         =======

------------------------------------------------------------------------------------------------------------
                                                                              Total
                                                    Treasury Stock           Common
                                                    ---------------   Shareholders'
                                                    Shares   Amount          Equity
                                                    ------   ------   -------------
Balance, January 1, 2000                             1,216    $  63        $ 10,304

Issuance of stock for merger                            --       --           2,429
Issuance of stock for various plans                   (236)     (12)             75
Repurchase of stock                                  1,710       66             (66)
Cash dividends - Common
   stock ($1.00 per share)                              --       --            (447)
Comprehensive income (loss):
   Net earnings                                         --       --             142
   Minimum pension liability adjustment
      (less tax benefit of $13)                         --       --             (23)
   Change in cumulative foreign currency
      translation adjustment
      (less tax expense of $123)                        --       --            (380)
                                                                           --------
     Total comprehensive loss                                                  (261)
                                                    ------    -----        --------
Balance, December 31, 2000                           2,690      117          12,034

Issuance of stock for various plans                 (1,727)     (76)             40
Repurchase of stock                                  1,730       64             (64)
Cash dividends - Common
   stock ($1.00 per share)                              --       --            (482)
Comprehensive income (loss):
   Net loss                                             --       --          (1,204)
   Minimum pension liability adjustment
      (less tax benefit of $4)                          --       --              (6)
   Change in cumulative foreign currency
      translation adjustment
      (less tax benefit of $59)                         --       --             (10)
   Net losses on cash flow hedging
      derivatives:
     Net loss arising during the period
         (less tax benefit of $25)                      --       --             (67)
     Less: Reclassificaton adjustment
         for losses included in net income
         (less tax benefit of $18)                      --       --              50
                                                                           --------
     Total comprehensive loss                                                (1,237)
                                                    ------    -----        --------
Balance, December 31, 2001                           2,693      105          10,291

Issuance of stock for various plans                 (1,403)     (55)             84
Repurchase of stock                                  4,390      169            (169)
Cash dividends - Common stock
   ($1.00 per share)                                    --       --            (482)
Comprehensive income (loss):
   Net loss                                             --       --            (880)
   Minimum pension liability adjustment(2):
     U.S. plans (less tax benefit of $964)              --       --          (1,543)
     Non-U.S. plans (less tax benefit of $9)            --       --             (21)
   Change in cumulative foreign currency
      translation adjustment
      (less tax expense of $2)                          --       --              27
   Net gains on cash flow hedging derivatives:
     Net gain arising during the period
         (less tax expense of $33)                      --       --              71
     Less: Reclassificaton adjustment
         for losses included in net income
         (less tax expense of $3)                       --       --              (4)
                                                                           --------
     Total comprehensive loss                                                (2,350)
                                                    ------    -----        --------
Balance, December 31, 2002                           5,680    $ 219        $  7,374
                                                    ======    =====        ========

 (1) The cumulative foreign currency translation adjustment (in millions) was $(1,092), $(1,119) and $(1,109) at December 31, 2002, 2001 and 2000,
     respectively, and is included as a component of accumulated other comprehensive income (loss).

 (2) This noncash equity reduction resulted from declines in pension fund asset market values and increases in computed fund liabilities due to lower interest rates. See Note 16.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business

International Paper is a global forest products, paper and packaging company that is complemented by an extensive distribution system, with primary markets and manufacturing operations in the United States, Canada, Europe, the Pacific Rim and South America. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

Financial Statements

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States that require the use of management's estimates. Actual future results could differ from management's estimates.

On June 20, 2000, International Paper acquired Champion International Corporation (Champion) in a transaction accounted for as a purchase. The accompanying financial statements include Champion's results of operations from the date of acquisition.

Consolidation

The consolidated financial statements include the accounts of International Paper and its subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity in several of our consolidated subsidiaries, primarily Carter Holt Harvey Limited (CHH), Timberlands Capital Corp. II, Georgetown Equipment Leasing Associates, L.P., Trout Creek Equipment Leasing, L.P. and, prior to their sales in 2001 and 2000, respectively, Zanders Feinpapiere AG (Zanders), and Bush Boake Allen. All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies are accounted for by the equity method, including companies owned 20% to 50%. International Paper's share of affiliates' earnings is included in the consolidated statement of earnings.

Revenue Recognition

Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site, when title and risk of loss are transferred. Timberland sales revenue is recognized when title and risk of loss pass to the buyer.

Shipping and Handling Costs

Shipping and handling costs, such as freight to our customers' destinations, are included in distribution expenses in the consolidated statement of earnings. These costs, when included in the sales price charged for our products, are recognized in net sales.

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost, which approximates market.

Inventories

Inventory is valued at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.

Plants, Properties and Equipment

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized whereas normal repairs and maintenance are expensed as incurred. For financial reporting purposes, the units-of-production method of depreciation is used for major pulp and paper mills and certain wood products facilities and the straight-line method for other plants and equipment. Annual straight-line depreciation rates are, for buildings, 2 1/2% to 8 1/2%, and, for machinery and equipment, 5% to 33%. For tax purposes, depreciation is computed using accelerated methods.

Forestlands

At December 31, 2002, International Paper and its subsidiaries controlled about 9 million acres of forestlands in the United States, 1.5 million acres in Brazil, 810,000 acres in New Zealand, and had, through licenses and forest management agreements, harvesting rights on governmentowned timberlands in Canada and Russia. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years, and are stated at cost, less cost of timber harvested. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current volume. Cost of timber harvested (COTH) is included in depreciation and amortization in the consolidated statement of earnings.

Effective January 1, 2002, International Paper prospectively changed its method of accounting for mid-rotation fertilization expenditures to include such expenditures in the capitalized cost of timberlands. Accordingly, these costs have been subsequently included as part of the cost of timber harvested as trees are sold. Prior to this change, these expenditures were capitalized and amortized to expense over a five-year period. The change was made to better match the total costs of fiber to the related income when the trees are sold. This accounting change had no effect on earnings for the year ended December 31, 2002, and the effects in future years will not be significant. Due to the cumulative nature of the COTH computation, calculation of the cumulative effect of the accounting change on prior periods of including these costs as part of COTH, and disclosure of pro forma amounts for prior years, are not determinable. At December 31, 2001, the company's consolidated balance sheet included $50 million of previously capitalized mid-rotation fertilization costs that will continue to be amortized to expense through 2006.

Goodwill

Prior to 2002,goodwill was amortized over its estimated period of benefit on a straight-line basis, not to exceed 40 years. Effective January 1, 2002, International Paper adopted Statement of Financial Accounting Standards (SFAS) No. 142, eliminating the periodic charge to earnings for goodwill amortization for 2002 and future years. In addition, as required by SFAS No. 142, an initial assessment of recorded goodwill for possible impairment was conducted as of January 1, 2002. Annual testing for possible goodwill impairment will be performed in the third quarter of each year. See Note 4 for additional disclosures related to SFAS No. 142.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated future cash flows generated by their use. Impaired assets are recorded at fair market value, determined principally using discounted future cash flows.

Income Taxes

International Paper uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are revalued to reflect new tax rates in the periods rate changes are enacted.

Stock-Based Compensation

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 18 for required pro forma and additional disclosures relating to these awards.

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

Translation of Financial Statements

Balance sheets of international operations are translated into U.S. dollars at year-end exchange rates, while statements of earnings are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive income
(loss) (OCI). See Note 14 related to derivatives and hedging activities.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with the current year presentation.

NOTE 2 EARNINGS PER COMMON SHARE

Earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes are computed by dividing earnings (loss) before extraordinary items and cumulative effect of accounting changes by the weighted average number of common shares outstanding. Earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes, assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each year. A reconciliation of the amounts included in the computation of earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes, and earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes, assuming dilution, is as follows:

--------------------------------------------------------------------------------------
In millions, except
per share amounts                                               2002      2001    2000
--------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items and cumulative
   effect of accounting changes                               $  295   $(1,142)  $ 368
Effect of dilutive securities                                     --        --      --
                                                              ------   -------   -----
Earnings (loss) before extraordinary items and cumulative
   effect of accounting changes - assuming dilution           $  295   $(1,142)  $ 368
                                                              ======   =======   =====

Average common shares outstanding                              481.4     482.6   449.6
Effect of dilutive securities
   Long-term incentive plan deferred compensation                 --      (1.0)     --
   Stock options                                                 1.6        --     0.4
                                                              ------   -------   -----
Average common shares outstanding - assuming dilution          483.0     481.6   450.0
                                                              ======   =======   =====

Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting changes                $ 0.61   $ (2.37)  $0.82
                                                              ======   =======   =====

Earnings (loss) per common share before extraordinary items
   and cumulative effect of accounting changes - assuming
   dilution                                                   $ 0.61   $ (2.37)  $0.82
                                                              ======   =======   =====

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a subsidiary trust for the periods presented. Stock options are antidilutive in periods when net losses are recorded.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2002, 2001 and 2000 is presented on pages 26 and 27.

NOTE 4 RECENT ACCOUNTING DEVELOPMENTS

Costs Associated With Exit or Disposal Activities:

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. It has no effect on charges recorded for exit activities begun prior to December 31, 2002. This standard, which International Paper will adopt in 2003, will not have a material effect on the company's consolidated financial position or results of operations.

Impairment and Disposal of Long-Lived Assets:

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It establishes a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadens the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

Asset Retirement Obligations:

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which International Paper will adopt in 2003, will not have a material effect on the company's consolidated financial position or results of operations.

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It also requires at least an annual assessment of recorded goodwill for impairment. The initial test for impairment had to be completed by December 31, 2002, with any impairment charge recorded as the cumulative effect of an accounting change to be retroactively reflected in the first quarter of 2002. Any subsequent impairment charges would be recorded in operating results.

The initial test compared the fair value of each of International Paper's business reporting units having recorded goodwill balances with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows for all business reporting units except CHH, where the average quoted market price for CHH shares was used. Where the carrying amount exceeded fair value, additional testing was performed for possible goodwill impairment. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and outside appraised values for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. Where this implied goodwill value was less than the goodwill book value, an impairment charge was recorded.

Based on testing completed in the fourth quarter of 2002, a transitional goodwill impairment loss was recorded for the Industrial and Consumer Packaging, CHH and Printing Papers business segments totaling $1.2 billion. This charge had no impact on cash flow.

Goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes; while goodwill relating to a single business reporting unit is included as an asset of the applicable segment. For goodwill impairment testing, all goodwill was allocated to business segments. The following table presents changes in the goodwill balances as allocated to each business segment for the year ended December 31, 2002.

-------------------------------------------------------------------------------------------
                                       Balance    Transitional                     Balance
                                    January 1,      Impairment                 December 31,
In millions                               2002            Loss         Other           2002
-------------------------------------------------------------------------------------------
Printing Papers                         $3,288         $  (426)          $ 2         $2,864
Industrial and Consumer Packaging        1,827            (467)           (2)         1,358
Distribution                               323              --             3            326
Forest Products                            735              --            --            735
Carter Holt Harvey                         346            (343)(a)        (3)            --
Corporate                                   24              --            --             24
                                        ------         -------           ---         ------
Total                                   $6,543         $(1,236)          $--         $5,307
                                        ======         =======           ===         ======

(a) Excludes a $61 million credit to minority interest expense.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow.

The following table shows net earnings (loss) for the year ended December 31, 2002 and pro forma net earnings (loss) for the years ended December 31, 2001 and 2000, exclusive of goodwill amortization.

-------------------------------------------------------------
In millions, for the years
ended December 31                      2002      2001    2000
-------------------------------------------------------------
Net earnings (loss)                  $ (880)  $(1,204)  $ 142
Add back:
   Goodwill amortization                 --       201     141
                                     ------   -------   -----
Adjusted net earnings (loss)         $ (880)  $(1,003)  $ 283
                                     ======   =======   =====
Basic and Diluted Earnings
   (Loss) Per Common Share:
   Net earnings (loss)               $(1.83)  $ (2.50)  $0.32
   Goodwill amortization                 --      0.42    0.31
                                     ------   -------   -----
   Adjusted net earnings (loss)      $(1.83)  $ (2.08)  $0.63
                                     ======   =======   =====

Derivatives and Hedging:

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and
138. The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes in OCI. The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease in OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

NOTE 5 MERGERS AND ACQUISITIONS

In December 2002, CHH acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.

In April 2001, CHH acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

In June 2000, International Paper completed the acquisition of Champion, a leading manufacturer of paper for business communications, commercial printing and publications, with significant market pulp, plywood and lumber manufacturing operations. Champion shareholders received $50 in cash per share and $25 worth of International Paper common stock for each Champion share. Champion shares were acquired for approximately $5 billion in cash and 68.7 million shares of International Paper common stock with a fair market value of $2.4 billion. Approximately $2.8 billion of Champion debt was assumed.

In April 2000, CHH purchased CSR Limited's medium density fiberboard and particleboard businesses and its Oberon sawmill for approximately $200 million in cash.

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

In March 2001, International Paper and CHH each acquired a 25% interest in International Paper Pacific Millennium Limited. The resulting investment is accounted for under the equity method and is included in Investments in the accompanying consolidated balance sheet.

NOTE 6 SPECIAL ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Restructuring and Other Charges:

2002: During 2002, restructuring and other charges before taxes and minority interest of $695 million ($435 million after taxes and minority interest) were recorded. These charges included a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves discussed in Note 11, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs discussed in Note 13. In addition, a $68 million pre-tax credit ($43 million after taxes) was recorded in 2002, including $45 million for the reversal of 2001 and 2000 reserves no longer required and $23 million for the reversal of excess Champion purchase accounting reserves.

The $199 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $101 million charge in the fourth quarter of 2002, a $19 million charge in the third quarter of 2002 and a $79 million charge in the second quarter of 2002. The fourth-quarter charge included $29 million of asset write-downs and $72 million of severance and other charges. The third-quarter charge included $9 million of asset write-downs and $10 million of severance and other charges. The second-quarter charge consisted of $42 million of asset write-downs and $37 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

----------------------------------------------------------------------
                                             Asset   Severance
In millions                            Write-downs   and Other   Total
----------------------------------------------------------------------
Printing Papers                 (a)            $ 2         $26    $ 28
Consumer Packaging              (b)             16           9      25
Industrial Packaging            (c)             --           3       3
Forest Products                 (d)             10           2      12
Distribution                    (e)              1           5       6
Specialty Businesses and Other  (f)             --          16      16
Carter Holt Harvey              (g)             --          11      11
                                               ---         ---    ----
                                               $29         $72    $101
                                               ===         ===    ====

(a) The Printing Papers business approved a restructuring plan at the Maresquel, France plant in an effort to improve efficiencies. Charges associated with the plan included $1 million of asset write-downs to salvage value, $7 million of severance costs covering the termination of 80 employees and other cash costs of $1 million. Management also implemented a reduction in force initiative at several of its Coated and Supercalendered mills resulting in severance charges of $18 million covering the termination of 245 employees. Also, an additional charge of $1 million was recorded to write down the remaining assets at the Erie, Pennsylvania mill to salvage value.

(b) The Consumer Packaging business approved a plan to shut down the Hopkinsville, Kentucky Foodservice plant due to the facility's financial shortfalls, a continuing weak economy, reduced demand from its Quick Service Restaurant (QSR) customers and increased competition for remaining QSR volumes. Charges associated with this shutdown included $10 million to write down assets to their estimated realizable value of $4 million, $3 million of severance costs covering the termination of 327 employees, and other exit costs of $1 million. The Hopkinsville plant had revenues of $47 million, $31 million and $24 million in 2002, 2001 and 2000, respectively. This plant had operating losses of $8 million in 2002, $1 million in 2001 and zero in 2000. Management also implemented a business-reorganization plan for the Foodservice group that included $2 million to write down assets to salvage value, $3 million of severance costs covering the termination of 113 employees and other cash costs of $1 million. The Consumer Packaging charge also included $4 million of asset write-offs and $1 million of other cash charges associated with its international joint ventures.

(c) The Industrial Packaging business recorded a charge of $3 million for severance costs relating to the Las Palmas facility in the second phase of an effort to consolidate duplicative facilities and eliminate excess internal capacity. Redundancies associated with this charge included 56 employees.

(d) The Forest Products business charge of $12 million resulted from management's decision to exit the development of the wood plastic composite business and shut down the Whelen Springs, Arkansas lumber mill. Charges associated with the wood plastic composite business consisted of $10 million of asset write-downs to salvage value and $1 million of other exit costs. The Whelen Springs Lumber mill was closed due to the impact of the strong dollar on export sales. The Whelen Springs shutdown charge consisted of $1 million of exit costs.

(e) The distribution business (xpedx) implemented a plan to consolidate duplicative facilities and reduce ongoing operating logistics and selling and administrative expenses. Charges associated with this plan included $1 million of asset write-downs to salvage value, $2 million of severance costs covering the termination of 68 employees, and other cash costs of $3 million.

(f) The Specialty Businesses approved a plan to shut down the Valkeakoski, Finland chemicals plant, as well as a management plan to implement headcount reduction programs within the Chemicals group. Charges associated with the Valkeakoski shutdown included $8 million of other cash costs not including severance. The Valkeakoski plant had revenues of $20 million, $19 million and $19 million in 2002, 2001 and 2000, respectively. This plant had operating earnings of $1 million in both 2002 and 2001, and $2 million in 2000. Charges associated with the headcount reduction programs consisted of $3 million of severance covering 11 employees to be terminated and $1 million of other related costs. The Specialty Businesses also implemented a plan to restructure manufacturing operations at the Polyrey facility in France. The plan includes consolidation of decorative high-pressure laminate production in order to optimize efficiencies and provide higher levels of quality and service. Charges associated with the restructuring included $2 million of severance costs covering the termination of 46 employees and $1 million of other exit costs. Other charges included a $1 million reserve for facility environmental costs at the Natchez, Mississippi facility.

(g) CHH recorded a charge of $11 million for severance costs associated with a reduction in force at its Kinleith facility as part of a continuing program to improve the cost structure at the mill. Redundancies associated with the charge included 260 employees.

The following table and discussion presents detail related to the third-quarter charge:

----------------------------------------------------------------------
                                             Asset   Severance
In millions                            Write-downs   and Other   Total
----------------------------------------------------------------------
Specialty Businesses and Other  (a)            $--         $ 3     $ 3
Carter Holt Harvey              (b)              5           7      12
Other                           (c)              4          --       4
                                               ---         ---     ---
                                               $ 9         $10     $19
                                               ===         ===     ===

(a) The Specialty Businesses charge of $3 million relates to the severance cost for 43 employees in Arizona Chemical's U.S. operations to reduce costs. At December 31, 2002, all employees had been terminated.

(b) The CHH severance and other charge of $7 million relates primarily to severance for job reductions at the Kinleith, New Zealand mill (102 employees) and at packaging operations in Australia (45 employees). The Kinleith reductions are part of a continuing program to improve the cost structure at the mill. At December 31, 2002, 45 employees had been terminated. In addition, CHH recorded a $5 million loss related to a write-down of non-refundable tax credits to their estimated realizable value.

(c) This $4 million charge relates to the write-down to zero of International Paper's investment in Forest Express, a joint venture engaged in electronic commerce transaction processing for the forest products industry.

The following table and discussion presents detail related to the second-quarter charge:

----------------------------------------------------------------------
                                             Asset   Severance
In millions                            Write-downs   and Other   Total
----------------------------------------------------------------------
Printing Papers                 (a)            $39         $18     $57
Consumer Packaging              (b)              3          --       3
Distribution                    (c)             --           7       7
Administrative Support Groups   (d)             --          12      12
                                               ---         ---     ---
                                               $42         $37     $79
                                               ===         ===     ===


(a) The Printing Papers business approved a plan to permanently shut down the Hudson River, New York mill by December 31, 2002, as many of the specialty products produced at the mill were not competitive in current markets. The assets of the mill are currently being marketed for sale. Impairment charges associated with the shutdown included $39 million to write the assets down to their estimated realizable value of approximately $5 million, $9 million of severance costs covering the termination of 294 employees, and other cash costs of $7 million. The Hudson River mill had revenues of $61 million, $80 million and $139 million in 2002, 2001 and 2000, respectively, and operating losses of $15 million in 2002 and $22 million in 2001, and operating earnings of $9 million in 2000. At December 31, 2002, all employees had been terminated. The Printing Papers business also recorded an additional charge of $2 million related to the termination of 52 employees in conjunction with the business's plan to streamline and realign administrative functions at several of its locations. At December 31, 2002, 44 employees had been terminated.

(b) The Consumer Packaging business approved the first phase of a plan to consolidate duplicative facilities and eliminate excess internal capacity. The $3 million charge recorded relates to the write-down of assets to their estimated salvage value.

(c) The Distribution business (xpedx) severance charge of $7 million reflects the termination of 145 employees in conjunction with the business's plan to consolidate duplicative facilities and eliminate excess internal capacity. At December 31, 2002, all 145 employees had been terminated.

(d) During the second quarter of 2002, International Paper implemented the second phase of its cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $12 million severance charge was recorded covering the termination of 102 employees. At December 31, 2002, 4 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2002 restructuring plans:

----------------------------------------------------------------------
                                                             Severance
In millions                                                  and Other
----------------------------------------------------------------------
Opening Balance (second quarter 2002)                             $ 37
Additions (third quarter 2002)                                      10
Additions (fourth quarter 2002)                                     72
2002 Activity
   Cash charges                                                    (15)
                                                                  ----
Balance, December 31, 2002                                        $104
                                                                  ====

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of December 31, 2002, 575 employees had been terminated.

2001: During 2001, restructuring and other charges of $1.1 billion before taxes and minority interest ($752 million after taxes and minority interest) were recorded. These charges included an $892 million charge before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves discussed in Note 11. In addition, a $17 million pretax credit ($11 million after taxes) was recorded in 2001 for the reversal of excess 2000 and 1999 restructuring reserves.

The $892 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $171 million charge in the fourth quarter of 2001, a $256 million charge in the third quarter of 2001 and a $465 million charge in the second quarter of 2001. The fourth-quarter charge consisted of $84 million of asset write-downs and $87 million of severance and other charges. The third-quarter charge consisted of $183 million of asset write-downs and $73 million of severance and other charges. The second-quarter charge consisted of $240 million of asset write-downs and $225 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

----------------------------------------------------------------------
                                             Asset   Severance
In millions                            Write-downs   and Other   Total
----------------------------------------------------------------------
Printing Papers                 (a)            $--         $18    $ 18
Consumer Packaging              (b)             29          21      50
Industrial Packaging            (c)             41          25      66
Forest Products                 (d)             12           9      21
Distribution                    (e)              2          14      16
                                               ---         ---    ----
                                               $84         $87    $171
                                               ===         ===    ====

(a) The Printing Papers business recorded a fourth-quarter charge of $10 million for severance costs related to the reorganization of its Riegelwood, North Carolina mill, and an $8 million charge for additional severance costs related to the Erie, Pennsylvania mill shutdown. The total charge covers the termination of 108 employees. At December 31, 2002, all 108 employees had been terminated.

(b) The Consumer Packaging business implemented a plan to reduce excess internal capacity and improve profitability across its domestic converting business. The plan includes $29 million for plant and production line shutdowns, severance of $12 million to cover the termination of 593 employees, and other cash costs of $9 million. At December 31, 2002, all 593 employees had been terminated.

(c) The Industrial Packaging business announced the shutdown of the Oswego, New York containerboard mill as part of ongoing optimization efforts. Charges associated with this shutdown included $17 million to write down assets to salvage value, $7 million of severance costs covering the termination of 102 employees, and other exit costs of $2 million. The Oswego mill had revenues of $39 million, $44 million and $37 million in 2001, 2000 and 1999, respectively. This mill had operating earnings of $8 million, $10 million and $6 million in 2001, 2000 and 1999, respectively. At December 31, 2002, 101 employees had been terminated.

     Management also approved a plan to reconfigure facility assets at the Savannah, Georgia mill. This was the second phase in the mill's rationalization program. Charges associated with the Savannah plan included $14 million of asset write-downs to salvage value, $11 million of severance costs covering the termination of 150 employees, and other cash costs of $1 million. At December 31, 2002, 149 employees had been terminated.

     The Industrial Packaging charge also included $4 million of additional asset write-offs at the previously shut down Gardiner, Oregon mill, a $4 million charge to cover demolition costs at the Durham Paper mill in Rieglesville, Pennsylvania, a $3 million asset write-off related to the announced shutdown of the Jackson, Mississippi sheet plant, and a $3 million write-off of deferred software costs related to the discontinued implementation of a Union Camp order management system.

(d) The Forest Products business approved a plan to shut down the Morton, Mississippi lumber mill. Charges associated with the shutdown included $12 million of asset write-downs to salvage value, $3 million of severance costs covering the termination of 185 employees, and $6 million of other exit costs. The Morton mill had sales of $35 million, $38 million and $51 million in 2001, 2000 and 1999, respectively, and operating losses of $4 million and $3 million in 2001 and 2000, respectively, and operating income of $3 million in 1999. At December 31, 2002, 183 employees had been terminated.

(e) xpedx implemented a plan to reduce operating and selling costs. Charges associated with this plan included $2 million of asset write-downs, $11 million of severance costs covering the termination of 325 employees, and other cash costs of $3 million. At December 31, 2002, all 325 employees had been terminated.

The following table and discussion presents detail related to the third-quarter charge:

---------------------------------------------------------
                                Asset   Severance
In millions               Write-downs   and Other   Total
---------------------------------------------------------
Printing Papers      (a)         $ 92        $ 43    $135
Consumer Packaging   (b)           89          27     116
Distribution         (c)            2           3       5
                                 ----        ----    ----
                                 $183        $ 73    $256
                                 ====        ====    ====

(a) The Printing Papers business approved a plan to shut down the Erie, Pennsylvania mill due to excess capacity in pulp and paper and non-competitive cost of operations. Charges associated with the Erie shutdown included $92 million to write the assets down to their estimated salvage value, $24 million of severance costs covering the termination of 797 employees, and other cash costs of $19 million. The mill had revenues of $167 million, $206 million and $193 million in 2001, 2000 and 1999, respectively. The mill had an operating loss of $33 million in 2001, operating income of $3 million in 2000 and an operating loss of $20 million in 1999. At December 31, 2002, all 797 employees had been terminated.

(b) The Consumer Packaging business implemented a plan to exit the Aseptic Packaging business. The plan included the shutdown or sale of various Aseptic Packaging facilities. Included in this charge are $89 million to write the assets down to their estimated realizable value of $35 million, $15 million of severance costs covering the termination of 300 employees, and $12 million of other cash costs. At December 31, 2002, 299 employees had been terminated.

(c) xpedx approved the shutdown of its Nationwide Kansas City, Missouri distribution center to eliminate excess internal capacity. The xpedx Olathe, Kansas facility will continue to service Kansas City and outlying cities in the states of Missouri and Kansas. Charges associated with the shutdown included $2 million of asset write-downs, $2 million of severance costs covering the termination of 79 employees, and other cash costs of $1 million. At December 31, 2002, all 79 employees had been terminated.

The following table and discussion presents detail related to the second-quarter charge:

-----------------------------------------------------------------
                                       Asset   Severance
In millions                      Write-downs   and Other    Total
-----------------------------------------------------------------
Printing Papers                  (a)    $  9        $ 23     $ 32
Consumer Packaging               (b)     151          69      220
Industrial Packaging             (c)      62          20       82
Industrial Papers                (d)       3           5        8
Forest Products                  (e)       1          12       13
Distribution                     (f)       4          21       25
Carter Holt Harvey               (g)      10          --       10
Administrative Support Groups    (h)      --          75       75
                                        ----        ----     ----
                                        $240        $225     $465
                                        ====        ====     ====

(a) The Printing Papers business shut down the Hudson River mill No. 3 paper machine located in Corinth, New York due to excess internal capacity. The machine was written down by $9 million to its estimated fair value of zero. A severance charge of $10 million was recorded to cover the termination of 208 employees. At December 31, 2002, all 208 employees had been terminated. Also, the Printing Papers business implemented a plan to streamline and realign administrative functions at several of its locations. Charges associated with this plan included $6 million of severance costs covering the termination of 82 employees, and other cash costs of $7 million. At December 31, 2001, all 82 employees had been terminated.

(b) In June 2001, the Consumer Packaging business shut down the Moss Point, Mississippi mill and announced the shutdown of its Clinton, Iowa facility due to excess internal capacity. Charges associated with the Moss Point shutdown included $138 million to write the assets down to their estimated salvage value, $21 million of severance costs covering the termination of 363 employees, and other cash costs of $20 million. The Moss Point mill had revenues of $37 million, $127 million and $162 million in 2001, 2000 and 1999, respectively. The mill had an operating loss of $11 million in 2001, and operating earnings of $4 million and zero in 2000 and 1999, respectively. At

     December 31, 2002, all 363 employees had been terminated. Charges associated with the Clinton shutdown included $7 million to write the assets down to their estimated salvage value, $7 million of severance costs covering the termination of 327 employees, and other cash costs of $3 million. The Clinton facility had revenues of $51 million, $100 million and $105 million in 2001, 2000 and 1999, respectively. The facility had no operating income in 2001, an operating loss of $1 million in 2000 and operating income of $1 million in 1999. At December 31, 2002, all 327 employees had been terminated. Additionally, the Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included $6 million of asset write-downs to salvage value, $15 million of severance costs covering the termination of 402 employees, and other cash costs of $3 million. At December 31, 2002, all 402 employees had been terminated.

(c) The Industrial Packaging business shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. At December 31, 2001, all 290 employees had been terminated. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees. At December 31, 2001, all 146 employees had been terminated.

(d) Industrial Papers implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs to salvage value of $3 million and severance costs of $5 million covering the termination of 123 employees. At December 31, 2002, all 123 employees had been terminated.

(e) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs to salvage value, $9 million of severance costs covering the termination of 130 employees, and other cash costs of $3 million. At December 31, 2001, all 130 employees had been terminated.

(f) xpedx implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs to salvage value, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million. At December 31, 2002, all 394 employees had been terminated.

(g) The CHH charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shut down this facility, which had previously been indefinitely idled.

(h) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees. At December 31, 2002, all 985 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2001 restructuring plans:

-----------------------------------------------------------------
                                                        Severance
In millions                                             and Other
-----------------------------------------------------------------
Opening Balance (second quarter 2001)                       $ 225
Additions (third quarter 2001)                                 73
Additions (fourth quarter 2001)                                87
2001 Activity
   Cash charges                                              (131)
2002 Activity
   Cash charges                                              (131)
   Reclassifications:
      Deferred payments to severed employees                  (30)
      Environmental remediation and other exit costs          (62)
   Reversals of reserves no longer required                   (31)
                                                            -----
Balance, December 31, 2002                                  $  --
                                                            =====

Certain deferred payments for severed employees and environmental remediation have been reclassified to Accounts payable and Other liabilities, respectively.

The severance charges recorded in the second, third and fourth quarters of 2001 related to 6,089 employees. As of December 31, 2002, 6,084 employees had been terminated.

2000: During 2000, restructuring and other charges before taxes and minority interest of $949 million ($589 million after taxes and minority interest) were recorded. These charges included an $824 million charge before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves discussed in Note 11. In addition, a $34 million pretax credit ($21 million after taxes) was recorded in 2000 for the reversal of excess 1999 restructuring reserves and Union Camp merger-related termination benefit reserves.

The $824 million charge for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $753 million charge in the fourth quarter of 2000 and a $71 million charge in the second quarter of 2000. The fourth-quarter charge consisted of $536 million of asset write-downs and $217 million of severance and other charges. The second-quarter charge consisted of $40 million of asset write-downs and $31 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

----------------------------------------------------------
                                Asset    Severance
In millions               Write-downs    and Other   Total
----------------------------------------------------------
Printing Papers           (a)    $293         $103    $396
Consumer Packaging        (b)      86            7      93
Industrial Packaging      (c)     114           46     160
Chemicals and Petroleum   (d)      16           18      34
Forest Products           (e)      15           20      35
Distribution              (f)       3           19      22
Carter Holt Harvey        (g)       1            4       5
Other                     (h)       8           --       8
                                 ----         ----    ----
                                 $536         $217    $753
                                 ====         ====    ====

(a) The Printing Papers business announced the shutdowns of the Mobile, Alabama and the Lock Haven, Pennsylvania mills. The announcements were in conjunction with the business's plan to realign and rationalize papermaking capacity to benefit future operations. Charges associated with the Mobile shutdown included $223 million to write assets down to their salvage value, $31 million of severance costs covering the termination of 760 employees, and other exit costs of $41 million. The Mobile mill had revenues of $274 million and $287 million in 2000 and 1999, respectively. This mill had operating earnings of $34 million and $8 million in 2000 and 1999, respectively. At December 31, 2001, all 760 employees had been terminated. Charges associated with the Lock Haven shutdown included $70 million to write the assets down to their salvage value, $16 million of severance costs covering the termination of 589 employees, and other exit costs of $15 million. The Lock Haven mill had revenues of $267 million and $225 million in 2000 and 1999, respectively. This mill had an operating loss of $21 million in 2000 and operating earnings of $12 million in 1999. At December 31, 2002, 588 employees had been terminated.

(b) The Consumer Packaging business shut down the Beverage Packaging converting plant in Jamaica in December 2000, and the packaging facility in Cincinnati, Ohio in March 2001. Production at the Jamaica plant was moved to Venezuela to increase plant utilization. The Cincinnati facility was closed in order to better align our manufacturing system with customer demand. Charges associated with these shutdowns include $6 million of asset write-downs to salvage value, $5 million of severance costs covering the termination of 239 employees, and other exit costs of $2 million. At December 31, 2002, all 239 employees had been terminated. The Consumer Packaging charge also included an $80 million asset impairment due to continuing losses in its aseptic business. The aseptic assets were written down to their estimated fair market value based on expected future discounted cash flows.

(c) The Industrial Packaging business charge of $160 million is related to the shutdown of the Camden, Arkansas mill, the shutdown of the Pedemonte, Italy container plant and the write-down of the Walsum No. 10 paper machine. The Camden mill, which produced unbleached kraft and multi-wall paper, was closed in December 2000 due to the declining kraft paper market, excess internal capacity and shrinking customer demand. The mill's assets were written down $102 million to their salvage value, and severance costs of $24 million were recorded to cover the termination of 613 employees. Other exit costs totaled $15 million. The Camden mill had revenues of $151 million and $162 million and operating earnings of $14 million and $22 million in 2000 and 1999, respectively. At December 31, 2001, all 613 employees had been terminated. Charges associated with the Pedemonte plant shutdown included $2 million of asset write-downs to salvage value, $3 million of severance costs covering the termination of 83 employees, and $4 million of other exit costs. The Pedemonte plant had revenues of $9 million and $11 million in 2000 and 1999, respectively. This plant had operating losses of $2 million in both 2000 and 1999. At December 31, 2001, all 83 employees had been terminated. The business also wrote down the Walsum No. 10 paper machine acquired in the Union Camp merger by $10 million to its estimated fair market value.

(d) The Chemicals and Petroleum business charge of $34 million was related to the announced shutdown of the Oakdale, Louisiana plant. This was part of the business's Asset Rationalization Program to increase earnings, improve plant efficiencies and reduce excess internal capacity. A portion of the facility was shut down at the end of 2000, with the remainder closed in early 2002. The charge included $16 million to write the assets down to their estimated fair market value of zero, $1 million of severance costs covering the termination of 61 employees, and $17 million of other exit costs. The Oakdale plant had revenues of $16 million, $31 million and $30 million in 2001, 2000 and 1999, respectively, and no operating earnings in 2001, $3 million in 2000 and no operating earnings in 1999. At December 31, 2002, all 61 employees had been terminated.

(e) The Forest Products business charge of $35 million was primarily related to the announced shutdown of the Washington, Georgia lumber mill and restructuring costs associated with the Mobile mill closure. The Washington lumber mill was closed in January 2001 due to unfavorable market conditions and excess internal capacity. The mill had revenues of $54 million and $66 million in 2000 and 1999, respectively. This facility had an operating loss of $6 million in 2000 and operating income of $2 million in 1999. The Forest Products business charge included $15 million of asset write-downs to salvage value, $7 million of severance costs covering the termination of 264 employees, and $13 million of other exit costs. At December 31, 2002, all 264 employees had been terminated.

(f) xpedx, our distribution business, implemented a restructuring plan to consolidate duplicate facilities, eliminate excess internal capacity and increase productivity. The $22 million charge associated with this plan included $3 million of asset write-downs to salvage value, $15 million of severance costs covering the termination of 433 employees, and $4 million of other cash costs. At December 31, 2002, all 433 employees had been terminated.

(g) The CHH charge of $5 million is related to cost reduction actions primarily associated with the tissue and packaging businesses. This charge included $1 million of asset write-downs and $4 million of severance costs covering the termination of 145 employees. At December 31, 2001, all 145 employees had been terminated.

(h) This $8 million charge relates to the write-down of our investment in PaperExchange.com, an online provider of e-commerce for the paper industry, to its estimated fair market value.

The following table and discussion presents detail related to the second-quarter charge:

----------------------------------------------------------
                                 Asset   Severance
In millions                Write-downs   and Other   Total
----------------------------------------------------------
Printing Papers      (a)           $22         $ 7     $29
Consumer Packaging   (b)             7           9      16
Industrial Papers    (c)             9           4      13
Other                (d)             2          11      13
                                   ---         ---     ---
                                   $40         $31     $71
                                   ===         ===     ===

(a) The Printing Papers business shut down the Millers Falls, Massachusetts mill in August 2000 due to excess internal capacity. Charges associated with the shutdown included $22 million to write down the assets to their estimated fair market value of zero, $2 million of severance costs covering the termination of 119 employees, and other exit costs of $3 million. The Millers Falls mill had revenues of $33 million and $39 million in 2000 and 1999, respectively. The mill had no operating income in 2000 and operating income of $3 million in 1999. At December 31, 2000, all 119 employees had been terminated.

     Also, a severance charge of $2 million was recorded covering the elimination of 108 salaried positions at the Franklin, Virginia mill in a continuing effort to improve its cost effectiveness and long-term competitive position. At December 31, 2001, all 108 employees had been terminated.

(b) The Consumer Packaging business implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations as a result of the Shorewood acquisition. As a result, the Richmond, Virginia facility was shut down in June 2000. Charges associated with this shutdown included $6 million to write down assets to their fair market value of zero, $2 million of severance costs covering the termination of 126 employees, and other exit costs of $1 million. This facility had revenues of $8 million and $23 million in 2000 and 1999, respectively. The Richmond facility had operating losses of $2 million and $1 million in 2000 and 1999, respectively. At December 31, 2001, all 126 employees had been terminated.

     Management also idled the lithographic department of the Clinton, Iowa facility. This action allowed the Retail Packaging business to better focus its resources for further profit improvement. Related charges included $1 million of asset write-downs, $3 million of severance costs covering the termination of 187 employees, and $2 million of other exit costs. At December 31, 2001, all 187 employees had been terminated.

     A severance reserve of $1 million was also established to streamline the Consumer Packaging business. This reserve covered the termination of 17 employees. At December 31, 2000, all 17 employees had been terminated.

(c) Industrial Papers shut down the Knoxville, Tennessee converting facility in December 2000 to reduce excess internal capacity. Assets were written down $9 million to their estimated fair market value and a severance charge of $1 million was recorded to terminate 120 employees. Other exit costs totaled $3 million. The Knoxville facility had revenues of $46 million and $62 million in 2000 and 1999, respectively. This facility had operating income of $2 million in both 2000 and 1999. At December 31, 2001, all 120 employees had been terminated.

(d) Other includes $8 million related to Industrial Packaging, primarily for the shutdown of the Tupelo, Mississippi sheet plant. The Industrial Packaging charge included $2 million of asset write-offs, $5 million of severance costs covering the termination of 221 employees and $1 million of other cash costs. At December 31, 2001, all 221 employees had been terminated.

     Other also includes $5 million related to the indefinite shutdown of CHH's Mataura paper mill. This charge included $3 million of severance costs covering the termination of 158 employees and $2 million of other cash costs. At December 31, 2000, all 158 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2000 restructuring plans:

----------------------------------------------------------------
                                                       Severance
In millions                                            and Other
----------------------------------------------------------------
Opening Balance (second quarter 2000)                      $  31
Additions (fourth quarter 2000)                              217
2000 Activity
   Cash charges                                              (19)
2001 Activity
   Cash charges                                             (148)
   Reversal of reserves no longer required                   (14)
2002 Activity
   Cash charges                                              (38)
   Reclassifications:
      Deferred payments to severed employees                  (4)
      Environmental remediation and other exit costs         (18)
   Reversal of reserves no longer required                    (7)
                                                           -----
Balance, December 31, 2002                                 $  --
                                                           =====

Certain deferred payments for severed employees and environmental remediation have been reclassified to Accounts payable and Other liabilities, respectively.

The severance charges recorded in the second and fourth quarters of 2000 related to 4,243 employees. As of December 31, 2002, 4,242 employees had been terminated. Certain reserves were determined to no longer be required, resulting in $7 million and $14 million being reversed to income in the fourth quarters of 2002 and 2001, respectively.

Merger Integration Costs:

During 2001 and 2000, International Paper recorded pre-tax charges of $42 million ($28 million after taxes) and $54 million ($33 million after taxes), respectively, for Champion and Union Camp merger integration costs. These costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integrations of Champion and Union Camp.

Extraordinary Items:

During the first quarter of 2001, pre-tax losses totaling $73 million ($46 million after taxes) were recorded, including $60 million ($38 million after taxes) for impairment losses to reduce the assets of Masonite Corporation (Masonite) to their estimated realizable value based on offers received, and $13 million ($8 million after taxes) from a loss on the sale of oil and gas properties and fee mineral and royalty interests. Pursuant to the pooling-of-interest rules, these losses were recorded as extraordinary items in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the first quarter of 2001, International Paper completed the sale of its interest in Zanders, a European coated paper business, to M-Real (formerly Metsa Serla) for approximately $120 million and the assumption of $80 million of debt. This transaction resulted in a loss of $360 million before taxes ($245 million after taxes), which was recorded in the third quarter of 2000 (see below) when the decision was made to sell this business.

In the fourth quarter of 2000, Fine Papers, the Chemical Cellulose Pulp business and the Flexible Packaging business in Argentina were written down to their estimated fair market values of approximately $235 million based on projected sales proceeds, resulting in a pre-tax charge of $373 million ($231 million after taxes). Also in the fourth quarter, International Paper sold its interest in Bush Boake Allen, a majority-owned subsidiary, for $640 million, resulting in a gain of $368 million before taxes and minority interest ($183 million after taxes and minority interest). CHH also sold its Plastics division in November, which resulted in a loss of $5 million before taxes and minority interest
($2 million after taxes and minority interest).

During the third quarter of 2000, International Paper recorded a loss of $460 million before taxes ($310 million after taxes) to write down the net assets of Masonite and Zanders to their estimated realizable value of $520 million.

In the first quarter of 2000, International Paper sold its equity interest in Scitex for $79 million, and CHH sold its equity interest in Compania de Petroleos de Chile (COPEC) for just over $1.2 billion. These sales resulted in a combined gain of $385 million before taxes and minority interest ($134 million after taxes and minority interest).

Pursuant to the pooling-of-interest rules, the 2000 gains and losses discussed above, totaling a net $85 million loss before taxes and minority interest ($226 million after taxes and minority interest), were recorded as extraordinary items in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

NOTE 7 BUSINESSES HELD FOR SALE AND DIVESTITURES

In 2000, International Paper announced a divestment program following the acquisition of Champion and the completion of a strategic analysis to focus on its core businesses of paper, packaging and forest products. Through December 31, 2002, more than $3 billion had been realized under the program, including cash and notes received plus debt assumed by the buyers.

Businesses Held for Sale:

Certain smaller businesses that are being marketed for sale in 2003 remained in the divestment program at December 31, 2002. The Decorative Products Division was also included in this program prior to its sale in the third quarter of 2002.

Sales and operating earnings for each of the three years ended December 31, 2002, 2001 and 2000 for these businesses, as well as for other businesses sold through their respective divestiture dates were:

-------------------------------------------
In millions          2002     2001     2000
-------------------------------------------
Sales                $323   $1,134   $2,886
Operating Earnings   $ 10   $   39   $  154

The sales and operating earnings for these businesses are included in "Specialty Businesses and Other" of the company's industry segment information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The assets of businesses held for sale, totaling $128 million at December 31, 2002 and $219 million at December 31, 2001, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $44 million at December 31, 2002 and $77 million at December 31, 2001, are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. The decreases in these balances since December 31, 2001 reflect divestitures in 2002.

In June 2002, International Paper announced that it would discontinue efforts to divest its Arizona Chemical and Industrial Papers businesses after sales efforts did not generate acceptable offers, and made a decision to operate these two businesses. As a result of these actions, Assets and Liabilities of businesses held for sale as of December 31, 2001 were reduced by $429 million and $138 million, respectively, with increases in the related corresponding asset and liability accounts in the accompanying consolidated balance sheet. Operating results for these businesses are included in the Specialty Businesses and Other segment for all periods presented.

Divestitures:

Net (Gains) Losses on Sales and
Impairments of Businesses Held for Sale

In the fourth quarter of 2002, International Paper recorded a $10 million pre-tax credit ($4 million after taxes) to adjust estimated accrued costs of businesses previously sold.

In the third quarter of 2002, International Paper completed the sale of its Decorative Products operations to an affiliate of Kohlberg & Co. for approximately $100 million in cash and a note receivable with a fair market value of $13 million. This transaction resulted in no gain or loss as these assets had previously been written down to fair market value. Also during the third quarter of 2002, a net gain of $3 million before taxes ($1 million after taxes) was recorded related to adjustments of previously recorded costs of businesses held for sale.

During the second quarter of 2002, a net gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale in April 2002 of International Paper's oriented strand board facilities to Nexfor Inc. for $250 million, and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

     (1) a $2 million net loss associated with the sales of the Wilmington carton plant and CHH's distribution business;

     (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount subsequently realized on sale;

     (3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of previously estimated costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and

     (4) a $10 million charge for additional expenses relating to prior divestitures.

The impairment charge recorded for Arizona Chemical in the fourth quarter of 2001 (see below) included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter include a gain of $28 million before taxes and minority interest, with an associated $96 million benefit after taxes and minority interest. The net 2002 gains, totaling $41 million, discussed above are included in Net gains (losses) on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the fourth quarter of 2001, a pre-tax impairment loss of $582 million ($524 million after taxes) was recorded including $576 million to write down the net assets of Arizona Chemical, Decorative Products and Industrial Papers to an estimated realizable value of approximately $550 million, and $6 million of severance for the reduction of

189 employees in the Chemical Cellulose Pulp business. Also in the fourth quarter, International Paper sold its Mobile, Alabama Retail Packaging facility to Ampac, resulting in a pre-tax loss of $9 million.

In the third quarter of 2001, International Paper sold Masonite to Premdor Inc. of Toronto, Canada, resulting in a pre-tax loss of $87 million, its Flexible Packaging business to Exo-Tech Packaging, LLC, resulting in a pre-tax loss of $31 million, and its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited, resulting in a pre-tax gain of $215 million. Also, in the third quarter, a pre-tax impairment loss of $50 million ($32 million after taxes) was recorded to write down the Chemical Cellulose assets to their expected realizable value of approximately $25 million.

In the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of approximately $85 million based on preliminary offers received.

The 2001 losses discussed above, totaling $629 million, are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

Structured Transactions

In connection with a sale of forestlands in the state of Washington in 2001, International Paper received notes having a value of approximately $480 million on the date of sale. During 2001, International Paper transferred the Notes to an unconsolidated entity in exchange for a preferred interest in that entity valued at approximately $480 million, and accounted for this transfer as a sale of the Notes for financial reporting purposes with no associated gain or loss. Also during 2001, the entity acquired approximately $561 million of other International Paper debt obligations for cash. At December 31, 2001, International Paper offset, for financial reporting purposes, the $480 million of International Paper debt obligations held by the entity since International Paper had, and intended to effect, a legal right to net settle these two amounts.

In December 2002, International Paper acquired an option to purchase the third party's interest in the unconsolidated entity and modified the terms of the entity's special loss allocation between the third party and International Paper. These actions required the entity to be consolidated by International Paper at December 31, 2002, resulting in increases in installment notes receivable (included in Deferred charges and other assets) of $480 million, Long-term debt of $460 million and Minority interest of $20 million.

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

NOTE 8 PREFERRED SECURITIES OF SUBSIDIARIES

In September 1998, International Paper Capital Trust III issued $805 million of International Paper-obligated mandatorily redeemable preferred securities. International Paper Capital Trust III is a wholly owned consolidated subsidiary of International Paper and its sole assets are International Paper 7 7/8% debentures. The obligations of International Paper Capital Trust III related to its preferred securities are fully and unconditionally guaranteed by International Paper. These preferred securities are mandatorily redeemable on December 1, 2038.

In June 1998, IP Finance (Barbados) Limited, a non-U.S. wholly owned consolidated subsidiary of International Paper, issued $550 million of preferred securities with a dividend payment based on LIBOR. These preferred securities are mandatorily redeemable on June 30, 2008.

In March 1998, Timberlands Capital Corp. II, Inc., a wholly owned consolidated subsidiary of International Paper, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are not mandatorily redeemable and are classified in the consolidated balance sheet as a minority interest liability.

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

Distributions paid under all of the preferred securities noted above were $115 million, $129 million and $141 million in 2002, 2001 and 2000, respectively. The expense related to these preferred securities is shown in minority interest expense in the consolidated statement of earnings.

NOTE 9 SALE OF LIMITED PARTNERSHIP INTERESTS

During 1993, International Paper contributed assets with a fair market value of approximately $900 million to two newly formed limited partnerships, Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. These partnerships are separate and distinct legal entities from International Paper and have separate assets, liabilities, business functions and operations. However, for accounting purposes, these assets continue to be consolidated, with the minority shareholders' interests reflected as minority interest in the accompanying consolidated financial statements. The purpose of the partnerships is to invest in and manage a portfolio of assets including pulp and paper equipment used at the Georgetown, South Carolina and Ticonderoga, New York mills. This equipment is leased to International Paper under long-term leases. Partnership assets also include floating rate notes and cash. During 1993, outside investors purchased a portion of our limited partner interests for $132 million and also contributed an additional $33 million to one of these partnerships.

At December 31, 2002, International Paper held aggregate general and limited partner interests totaling 69% in Georgetown Equipment Leasing Associates, L.P. and 66% in Trout Creek Equipment Leasing, L.P.

NOTE 10 INCOME TAXES

The components of International Paper's earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes by taxing jurisdiction were:

----------------------------------------------------------
In millions                         2002      2001    2000
----------------------------------------------------------
Earnings (loss)
   U.S.                            $ 263   $(1,683)  $ 202
   Non-U.S.                          108       418     521
                                   -----   -------   -----
                                   $ 371   $(1,265)  $ 723
                                   =====   =======   =====

The provision (benefit) for income taxes by taxing jurisdiction was:

----------------------------------------------------------
In millions                         2002      2001    2000
----------------------------------------------------------
Current tax provision
   U.S. federal                    $ 175   $   186   $ 130
   U.S. state and local               54         3      41
   Non-U.S.                          111       100     102
                                   -----   -------   -----
                                   $ 340   $   289   $ 273
                                   =====   =======   =====
Deferred tax provision (benefit)
   U.S. federal                    $(231)  $  (455)  $ (31)
   U.S. state and local             (146)     (116)    (65)
   Non-U.S.                          (17)       12     (60)
                                   -----   -------   -----
                                   $(394)  $  (559)  $(156)
                                   =====   =======   =====
   Income tax provision (benefit)  $ (54)  $  (270)  $ 117
                                   =====   =======   =====

International Paper made income tax payments, net of refunds, of $295 million, $333 million and $298 million in 2002, 2001 and 2000, respectively.

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

-----------------------------------------------------------
In millions                          2002      2001    2000
-----------------------------------------------------------
Earnings (loss) before
   income taxes, minority
   interest, extraordinary
   items and cumulative
   effect of accounting changes     $ 371   $(1,265)  $ 723
Statutory U.S. income tax rate         35%       35%     35%
                                    -----   -------   -----
Tax expense (benefit)
   using statutory
   U.S. income tax rate             $ 130   $  (443)  $ 253
State and local income taxes          (60)      (73)    (15)
Non-U.S. tax rate differences         (50)      (19)    (80)
Permanent differences on
   sales of non-strategic assets      (70)      180      --
Nondeductible business
   expenses                            13        12      10
Tax benefit on export sales            (4)       (4)    (18)
Minority interest                     (43)      (70)    (82)
Goodwill amortization                  --        55      39
Net U.S. tax on non-U.S.
   dividends                           27       108      28
Other, net                              3       (16)    (18)
                                    -----   -------   -----
Income tax provision (benefit)      $ (54)  $  (270)  $ 117
                                    =====   =======   =====
Effective income tax rate             (15)%      21%     16%
                                    =====   =======   =====

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

----------------------------------------------------------------
In millions                                       2002      2001
----------------------------------------------------------------
Deferred tax assets:
   Postretirement benefit accruals             $   363   $   394
   Pension benefit accruals                        397        --
   Alternative minimum and other tax credits       423       421
   Net operating loss carryforwards              1,295       906
   Compensation reserves                           174       170
   Legal reserves                                  174         1
   Other                                           527       504
                                               -------   -------
   Gross deferred tax assets                     3,353     2,396
   Less: valuation allowance                      (169)     (171)
                                               -------   -------
Net deferred tax assets                        $ 3,184   $ 2,225
                                               =======   =======
Deferred tax liabilities:
   Plants, properties, and equipment           $(2,832)  $(2,846)
   Prepaid pension costs                            --      (579)
   Forestlands                                  (1,092)     (968)
   Other                                          (253)     (148)
                                               -------   -------
   Total deferred tax liabilities              $(4,177)  $(4,541)
                                               =======   =======
Net deferred tax liability                     $  (993)  $(2,316)
                                               =======   =======

The valuation allowance for deferred tax assets as of January 1, 2002 was $171 million. The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $2 million.

During the fourth quarter of 2002, International Paper completed a review of its deferred income tax accounts, including the effects of state tax credits and the taxability of the company's operations in various state taxing jurisdictions. As a result of this review, the Company recorded a decrease of approximately $46 million in the income tax provision in the 2002 fourth quarter, reflecting the effect of the estimated state income tax effective rate applied to these deferred tax items.

International Paper has U.S. federal and non-U.S. net operating loss carryforwards that expire as follows: years 2003 through 2012 - $281 million, years 2013 through 2022 - $2.4 billion, and indefinite carryforward - $639 million. International Paper has tax benefits from net operating loss carryforwards for state tax jurisdictions of approximately $233 million that expire as follows: years 2003 through 2012 - $46 million, and years 2013 through 2022 - $187 million. International Paper also has federal and state tax credit carryforwards that expire as follows: years 2003 through 2022 - $91 million, and indefinite carryforward - $380 million.

Deferred taxes are not provided for temporary differences of approximately $2.5 billion, $1.8 billion and $1.8 billion as of December 31, 2002, 2001 and 2000, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements. At December 31, 2002, total future minimum rental commitments under non-cancelable leases were $1,022 million, due as follows:
2003 -$229 million, 2004 - $167 million, 2005 - $180 million, 2006 - $99 million, 2007 - $84 million, and thereafter - $263 million. Rent expense was $267 million, $230 million and $218 million for 2002, 2001 and 2000, respectively.

International Paper entered into an agreement in 2000 to guarantee, for a fee, an unsecured contractual credit agreement of an unrelated third party customer. The guarantee, which expires in 2008, was made in exchange for a ten-year contract as the exclusive paper supplier to the customer. Both the loan to the customer and the guarantee are unsecured. International Paper would be required to perform under the guarantee upon default on the loan by the unrelated third party. The maximum amount of potential future payments is $110 million in principal plus any accrued but unpaid interest. There is no liability recorded on International Paper's books for the guarantee.

In connection with sales of businesses, property, equipment, forestlands, and other assets, International Paper commonly makes representations and warranties relating to such businesses or assets, and may enter into standard commercial indemnification arrangements with respect to tax and environmental liabilities and other matters. Where any liabilities for such matters are probable and subject to reasonable estimation, accrued liabilities are recorded at the time of sale as a cost of the transaction. International Paper believes that possible future unrecorded liabilities for these matters, if any, would not have a material adverse effect on its consolidated financial position or results of operations.

Exterior Siding and Roofing Litigation

Three nationwide class action lawsuits relating to exterior siding and roofing products manufactured by Masonite that were filed against International Paper have been settled in recent years.

The first suit, entitled Judy Naef v. Masonite and International Paper, was filed in December 1994 (Hardboard Lawsuit). The plaintiffs alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all

U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between January 1, 1980 and January 15, 1998. The Court granted final approval of the settlement on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters in order to qualify for payment with respect to a claim. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs. For siding that was installed between January 1, 1980 and December 31, 1989, claims must be made by January 15, 2005, and for siding installed between January 1, 1990 through January 15, 1998, claims must be made by January 15, 2008.

The second suit, entitled Cosby, et. al. v. Masonite Corporation, et. al., was filed in 1997 (Omniwood Lawsuit). The plaintiffs made allegations with regard to Omniwood siding manufactured by Masonite which were similar to those alleged in the Hardboard Lawsuit. The class consisted of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999. The settlement relating to the Omniwood Lawsuit provides that qualified claims must be made by January 6, 2009 for Omniwood siding that was installed between January 1, 1992 and January 6, 1999.

The third lawsuit, entitled Smith, et. al. v. Masonite Corporation, et. al., was filed in 1995 (Woodruf Lawsuit). The plaintiffs alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing. The class consisted of all U.S. property owners who had incorporated and installed Masonite Woodruf roofing from January 1, 1980 to January 6, 1999. The settlement relating to the Woodruf Lawsuit provides that for product installed between January 1, 1980 and December 31, 1989, claims must be made by January 6, 2006, and for product installed between January 1, 1990 and January 6, 1999, claims must be made by January 6, 2009.

The Court granted final approval of the settlements of the Omniwood and Woodruf Lawsuits on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters. The settlements also provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases.

Claim Filing and Determination

Once a claim is determined to be valid under the respective settlement agreement covering the claim, the amount of the claim is determined by reference to a negotiated compensation formula established under the settlement agreement designed to compensate the homeowner for all damage to the structure. The compensation formula is based on (1) the average cost per square foot for product replacement, including material and labor as calculated by industry standards, in the area in which the structure is located, adjusted for inflation, or (2) the cost of appropriate refinishing as determined by industry standards in such area, adjusted for inflation. Persons receiving compensation pursuant to this formula also agree to release International Paper and Masonite from all other property damage claims relating to the product in question.

In connection with the products involved in the lawsuits described above, where there is damage, the process of degradation, once begun, continues until repairs are made. International Paper estimates that approximately 4 million structures have installed products that are the subject of the Hardboard Lawsuit, 300,000 structures have installed products that are subject to the Omniwood Lawsuit and 86,000 structures have installed products that are the subject of the Woodruf Lawsuit. Masonite stopped selling the hardboard siding in May 2001, the products involved in the Woodruf Lawsuit in May 1996, and the products involved in the Omniwood Lawsuit in September 1996.

Persons who are class members under the Hardboard, Omniwood and Woodruf Lawsuits who do not pursue remedies under the respective settlement agreement pertaining to such suits, may have recourse to warranties, if any, in existence at the expiration of the respective terms established under the settlement agreements for making claims. The warranty period generally extends for 25 years following the installation of the product in question and, although the warranties vary from product to product, they generally provide for a payment of up to two times the purchase price.

Reserve Analysis

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2002, 2001 and 2000.

-------------------------------------------------------
                        Hard-   Omni-
In millions             board    wood   Woodruf   Total
-------------------------------------------------------
Balance,
  December 31, 1999     $  32    $ 35       $ 9    $ 76
Additional provision      110      10         5     125
Payments                 (117)    (13)      (12)   (142)
Financial collar
  reimbursement            48      --        --      48
Other                      (7)    (10)        2     (15)
                        -----    ----       ---    ----
Balance,
  December 31, 2000        66      22         4      92
Additional provision      187      22        16     225
Payments                 (143)    (24)      (11)   (178)
Financial collar
  reimbursement            52      --        --      52
Other                      17      --        --      17
                        -----    ----       ---    ----
Balance,
  December 31, 2001       179      20         9     208
Additional provision      305     134        11     450
Payments                 (161)    (16)       (8)   (185)
Insurance collections      34      --        --      34
                        -----    ----       ---    ----
Balance,
  December 31, 2002     $ 357    $138       $12    $507
                        =====    ====       ===    ====

Additional Provisions

During the third quarter of 2000, a determination was made that an additional $125 million provision was required to cover an expected shortfall in the reserves, resulting primarily from a higher than anticipated number of claims relating to the Hardboard Lawsuit. This increase was based on an independent third party statistical study of future costs, which analyzed trends in the claims experience through May 30, 2000. This amount was based on a statistical outcome that assumed that the claims rate (a) doubles in one state for one additional year, levels off for two years, and then declines by 45% per year,
(b) remains level in another state for two years and then declines by 45% per year, and (c) in all other areas, declines by 45% per year. The statistical model used to develop this outcome also included assumptions on the expected geographic patterns of claims and assumptions related to the cost of claims, including forecasts relating to the rate of inflation. Average claim costs were calculated from historical claims records, taking into consideration structure type, location and source of the claim.

In the third quarter of 2001, a determination was made that an additional provision would be required to cover an expected shortfall in the reserves that had arisen since the third quarter of 2000 due to actual claims experience exceeding projections. An additional $225 million was added to the existing reserve balance at that time. This increase was based on an independent third party statistical study of future costs, which analyzed trends in the claims experience through August 31, 2001. The amount was based on a statistical outcome that assumed that Hardboard claims growth continued through mid-2002, then declined by 50% per year. Omniwood claims growth was assumed to continue through mid-2002, decline by 50% in 2003 and thereafter increase at the rate of 10% per year. Woodruf claims were assumed to decline at a rate of 50% per year. Unit costs per claim were assumed to hold at the 2001 level. The statistical model used to develop this outcome also included assumptions on the geographic patterns of claims rates and assumptions related to the cost of claims, including forecasts relating to the rate of inflation. Average claim costs were calculated from historical claims records, taking into consideration structure type, location and source of the claim.

During 2002, tracking of the actual versus projected number of claims filed and average cost per claim indicated that, although total claims costs were approximately equal to projected amounts, the number of claims filed was higher than projected, offsetting the effect of lower average claims payment amounts. Accordingly, updated projections were developed by two independent consultants utilizing the most current claims experience data. Principal assumptions used in the development of these projections were that the number of Hardboard claims filed, which account for approximately 85% of all claims costs, would average slightly above current levels until January 2005, then would decline by about 70% in 2005 and remain flat. Average claims costs were assumed to continue to decline at the rate experienced during the last twelve months.

While management believes that the assumptions used in developing these outcomes represent the most probable scenario, factors which could cause actual results to vary from these assumptions include: (1) area specific assumptions as to growth in claims rates could be incorrect, (2) locations where previously there had been little or no claims could emerge as significant geographic locations, and (3) the cost per claim could vary materially from that projected.

The first consultant provided two statistical outcomes, with the higher outcome indicating a required provision of approximately $430 million. The second consultant provided a range of possible outcomes, with the most probable outcome indicating a required provision of approximately $475 million. The estimate ranged from a low (a 95% probability that future charges would exceed this amount) of $338 million to a high (a 5% probability that future charges would exceed this amount) of $635 million. Using these projections, management determined that a provision of $450 million should be recorded in the fourth quarter of 2002 as an estimate of the most probable outcome based on the consultants' projections.

Reserve Balances

At December 31, 2002, net reserves for these matters totaled $507 million, including $357 million for the Hardboard Lawsuit, $138 million for the Omniwood Lawsuit and $12 million for the Woodruf Lawsuit. The reserve balance for claims relating to the Hardboard Lawsuit is net of $9 million of expected insurance recoveries remaining from the initial $70 million estimate of insurance recoveries.

At December 31, 2002, there were $30 million of costs associated with claims inspected and not paid ($25 million for Hardboard siding, $4 million for Omniwood and $1 million for Woodruf) and $29 million of costs associated with claims in process and not yet inspected ($24 million for claims related to the Hardboard Lawsuit, $4 million for claims related to the Omniwood Lawsuit and $1 million for claims related to the Woodruf Lawsuit). The aggregate of the reserve and insurance receivable at December 31, 2002 amounted to $516 million, as reflected in the table in the following paragraph. The estimated claims reserve includes $457 million for unasserted claims that are probable of assertion.

At December 31, 2002, the components of the required reserve and the classification of such amounts in the consolidated balance sheet are summarized as follows:

------------------------------------------------------------------
In millions
------------------------------------------------------------------
Aggregate reserve (in Other accrued liabilities)              $516
Insurance receivable (in Deferred charges and other assets)     (9)
                                                              ----
Reserve required                                              $507
                                                              ====

Claims Statistics

The average settlement cost per claim for the years ended December 31, 2002, 2001, and 2000 for the Hardboard, Omniwood and Woodruf Lawsuits is set forth in the table below:

Average Settlement Cost Per Claim

-----------------------------------------------------------------------
                       Hardboard          Omniwood         Woodruf
                    Single   Multi-   Single   Multi-   Single   Multi-
In thousands        Family   Family   Family   Family   Family   Family
-----------------------------------------------------------------------
December 31, 2002     $2.4     $4.3     $4.4     $7.7     $4.7     $9.3
December 31, 2001     $3.3     $7.0     $5.9     $6.8     $5.3     $4.2
December 31, 2000     $3.9     $9.5     $6.2     $4.2     $5.2     $2.8

The above information is calculated by dividing the amount of claims paid by the number of claims paid.

Through December 31, 2002, net settlement payments totaled $588 million ($484 million for claims relating to the Hardboard Lawsuit, $64 million for claims relating to the Omniwood Lawsuit and $40 million for claims relating to the Woodruf Lawsuit), including $51 million of non-refundable attorneys' advances discussed above ($47.5 million for the Hardboard Lawsuit and $1.7 million for each of the Omniwood Lawsuit and Woodruf Lawsuit). Also, payments of $17 million have been made to the attorneys for the plaintiffs in the Omniwood and Woodruf Lawsuits. In addition, International Paper has received $61 million related to the Hardboard Lawsuit from our insurance carriers through December 31, 2002. International Paper has the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters has been retained after the sale of Masonite.

The following table shows an analysis of claims statistics related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2002, 2001 and 2000:

Claims Activity

-------------------------------------------------------------------------------------------------------
In thousands                Hardboard          Omniwood          Woodruf            Total
                         ---------------   ---------------   ---------------   ---------------
No. of                   Single   Multi-   Single   Multi-   Single   Multi-   Single   Multi-
Claims Pending           Family   Family   Family   Family   Family   Family   Family   Family    Total
-------------------------------------------------------------------------------------------------------
December 31, 1999          11.3      2.7      1.2      0.1      1.8      0.1     14.3      2.9     17.2
No.of Claims Filed         25.5      9.4      2.2      0.2      2.5      0.1     30.2      9.7     39.9
No.of Claims Paid         (15.6)    (5.6)    (1.9)    (0.1)    (2.4)      --    (19.9)    (5.7)   (25.6)
No.of Claims Dismissed     (5.3)    (2.0)    (0.5)      --     (0.7)      --     (6.5)    (2.0)    (8.5)

December 31, 2000          15.9      4.5      1.0      0.2      1.2      0.2     18.1      4.9     23.0
No.of Claims Filed         46.2      8.7      2.2      0.4      1.9      0.1     50.3      9.2     59.5
No.of Claims Paid         (23.1)    (6.1)    (1.4)    (0.2)    (1.2)    (0.1)   (25.7)    (6.4)   (32.1)
No.of Claims Dismissed     (9.0)    (1.7)    (0.4)    (0.1)    (0.4)      --     (9.8)    (1.8)   (11.6)

December 31, 2001          30.0      5.4      1.4      0.3      1.5      0.2     32.9      5.9     38.8
No.of Claims Filed         48.3     10.9      3.5      0.5      1.4      0.1     53.2     11.5     64.7
No.of Claims Paid         (36.0)    (9.2)    (2.6)    (0.4)    (1.3)      --    (39.9)    (9.6)   (49.5)
No.of Claims Dismissed    (13.7)    (3.1)    (0.4)      --     (0.5)      --    (14.6)    (3.1)   (17.7)

December 31, 2002          28.6      4.0      1.9      0.4      1.1      0.3     31.6      4.7     36.3

Insurance Matters

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers because of their refusal to indemnify International Paper and Masonite for the settlement relating to the Hardboard Lawsuit and the refusal of one insurer, Employer's Insurance of Wausau, to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite's claim that Wausau breached its duty to defend was conducted in a state court in California. The jury found that Wausau had breached its duty to defend Masonite and awarded Masonite $13 million for its expense to defend the Hardboard Lawsuit; an additional $12 million in attorneys' fees and interest for Masonite's expense to prosecute the duty to defend its case against Wausau - based on a finding that Wausau had acted in bad faith; and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys' fees based on the finding that Wausau had acted in bad faith. As of December 31, 2002, all post-trial motions brought by Wausau seeking to upset the jury verdict have been denied but no judgment has been entered by the court. Masonite has agreed to pay amounts equal to the proceeds of its bad faith and punitive damage award to International Paper and has assigned its breach of contract claim against Wausau to International Paper. The trial court has scheduled the trial of the claims for indemnification to begin on April 7, 2003. Because of the uncertainties inherent in the litigation, International Paper is unable to estimate the amount that it will recover against those insurance carriers. However, as of December 31, 2002, International Paper had received $61 million, and had signed a settlement agreement with one of its insurers that provides, subject to a contingency in the agreement, for the payment to International Paper of an additional $40 million.

Under a financial collar arrangement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded $165 million. The arrangement with the third party is in excess of insurance otherwise available to International Paper, which is the subject of the separate litigation referred to above. Accordingly, International Paper believes that the obligation of the third party with respect to this financial collar does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect its right to collect insurance coverage available to it and Masonite under the insurance policies, which are the subject of this separate litigation. At December 31, 2001, International Paper had received the $100 million. A dispute between International Paper and the third party, concerning a number of issues, including the timing of International Paper's obligation to repay the third party, is the subject of an arbitration commenced in 2002 by the third party in London, England.

Summary

While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the other lawsuits or claims that are pending or threatened, or all of them combined, including the preceding class action settlements, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 12 SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories by major category were:

----------------------------------------------------
In millions at December 31             2002     2001
----------------------------------------------------
Raw materials                        $  469   $  486
Finished pulp, paper and
   packaging products                 1,694    1,681
Finished lumber and panel products      158      174
Operating supplies                      517      506
Other                                    41       30
                                     ------   ------
Inventories                          $2,879   $2,877
                                     ======   ======

The last-in, first-out inventory method is used to value most of International Paper's U.S. inventories. Approximately 73% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $150 million and $219 million at December 31, 2002 and 2001, respectively.

Plants, properties and equipment by major classification were:

----------------------------------------------------------
In millions at December 31                  2002      2001
----------------------------------------------------------
Pulp, paper and packaging facilities
   Mills                                 $24,779   $23,815
   Packaging plants                        3,010     2,751
Wood products facilities                   2,446     2,720
Other plants, properties and equipment     2,029     1,694
                                         -------   -------
Gross cost                                32,264    30,980
Less: Accumulated depreciation            18,097    16,364
                                         -------   -------
Plants, properties and equipment, net    $14,167   $14,616
                                         =======   =======

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Capitalized net interest costs were $12 million in 2002, $13 million in 2001 and $25 million in 2000. Interest payments made during 2002, 2001 and 2000 were $904 million, $986 million and $816 million, respectively. Total interest expense was $891 million in 2002, $1.1 billion in 2001 and $938 million in 2000.

NOTE 13 DEBT AND LINES OF CREDIT

In October 2002, International Paper completed a private placement with registration rights of $1.0 billion aggregate principal amount 5.85% notes due October 30, 2012. On November 15, 2002, the sale of an additional $200 million principal amount of 5.85% notes due October 30, 2012 was completed. The net proceeds of these sales were used to refinance most of International Paper's $1.2 billion aggregate principal amount of 8% notes due July 8, 2003 that were issued in connection with the Champion acquisition. The pretax early retirement cost of $41 million is included in Restructuring and other charges in the accompanying consolidated statement of earnings.

Also during 2002, approximately $1.8 billion of long-term debt was repaid, including about $800 million of Champion acquisition debt. Increases in 2002 included approximately $800 million from new borrowings, and noncash increases of approximately $620 million, including $460 million relating to the consolidation of a debt obligation of a special purpose entity following the modification of the terms of the related agreement.

A summary of long-term debt follows:

-------------------------------------------------------------
In millions at December 31                     2002      2001
-------------------------------------------------------------
8 7/8% to 10.5% notes - due 2008 - 2012     $   436   $   477
8 7/8% notes - due 2004                         306       450
9.25% debentures - due 2011                     125       247
8 3/8% to 9 1/2% debentures -
   due 2015 - 2024                              300       300
8% to 8 1/8% notes - due 2003 - 2005          1,000     2,198
7% to 7 7/8% notes - due 2004 - 2007            946     1,095
6 7/8% to 8 1/8% notes -
   due 2023 - 2029                              742       742
6.65% notes - due 2037                           94        93
6.5% notes - due 2007                           149       148
6.4% to 7.75% debentures -
   due 2023 - 2027                              878       871
6 1/8% notes - due 2003                         200       200
5.85% notes - due 2012                        1,202        --
5 3/8% euro notes - due 2006                    255       225
5 1/8% debentures - due 2012                     95        93
6.75% notes - due 2011                        1,000     1,000
Zero-coupon convertible debentures -
   due 2021                                   1,058     1,018
Medium-term notes - due 2003 - 2009 (a)          82       162
Floating rate notes - due 2004 - 2012 (b)     1,499     1,328
Environmental and industrial development
   bonds - due 2003 - 2033 (c,d)              2,337     2,420
Commercial paper and bank notes (e)              44       156
Other (f)                                       294       191
                                            -------   -------
Total (g)                                    13,042    13,414
Less: Current maturities                         --       957
                                            -------   -------
Long-term debt                              $13,042   $12,457
                                            =======   =======

(a) The weighted average interest rate on these notes was 8.2% in 2002 and 8.1% in 2001.

(b) The weighted average interest rate on these notes was 2.1% in 2002 and 2.9% in 2001.

(c) The weighted average interest rate on these bonds was 5.9% in 2002 and 6.2% in 2001.

(d) Includes $97 million of bonds at December 31, 2002 and $111 million of bonds at December 31, 2001, which may be tendered at various dates and/or under certain circumstances.

(e) The weighted average interest rate was 4.9% in 2002 and 3.4% in 2001. Includes $26 million in 2002 of non-U.S. dollar denominated borrowings with a weighted average interest rate of 6.3%.

(f) Includes $111 million at December 31, 2002, related to interest rate swaps treated as fair value hedges and $65 million of Australian borrowings with a weighted average interest rate of 5%.

(g) The fair market value was approximately $13.7 billion at both December 31, 2002 and 2001.

In August 2001, under a previously filed shelf registration statement, International Paper issued $1.0 billion principal amount of 6.75% Senior Unsecured Notes due September 1, 2011, which yielded net proceeds of $993 million. These notes carry a fixed interest rate with interest payable semiannually on March 1 and September 1 of each year. Most of the proceeds of this issuance were used to retire $800 million of money market notes due in 2002.

In June 2001, International Paper completed a private placement offering of $2.1 billion principal amount at maturity zero-coupon Convertible Senior Debentures due June 20, 2021, which yielded net proceeds of approximately $1.0 billion. The debt accretes to face value at maturity at a rate of 3.75% per annum, subject to annual upward adjustment after June 20, 2004 if International Paper's stock price falls below a certain level for a specified period. The securities are convertible into shares of International Paper common stock at the option of debenture holders subject to certain conditions as defined in the debt agreement. International Paper may be required to repurchase the securities on June 20th in each of the years 2004, 2006, 2011 and 2016 at a repurchase price equal to the accreted principal amount to the repurchase date. International Paper also has the option to redeem the securities on or after June 20, 2006 under certain circumstances. The net proceeds of this issuance were used to retire higher interest rate commercial paper borrowings.

On June 20, 2000, International Paper issued $5 billion of debt to finance the acquisition of Champion and assumed $2.8 billion of Champion debt for a total of $7.8 billion.

Total maturities of long-term debt over the next five years are 2003 - $0, 2004
- $1.8 billion, 2005 - $1.7 billion, 2006 -$709 million and 2007 - $488 million.

At December 31, 2002 and 2001, International Paper classified $485 million and $750 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as long-term debt. International Paper has the intent and ability to renew or convert these obligations.

At December 31, 2002, unused contractually committed bank credit agreements amounted to $2.5 billion. The agreements generally provide for interest rates at a floating rate index plus a predetermined margin dependent upon International Paper's credit rating. A $750 million agreement extends through March 2004, and has a facility fee of 0.15% that is payable quarterly. A 364-day facility provides for $1.5 billion of credit through March 2003 and has a facility fee of 0.10% that is payable quarterly. The company is currently negotiating a new credit facility for $1.5 billion to replace this facility. CHH has one multi-currency credit facility that supports its commercial paper program. A $283 million line of credit matures in three tranches from 2003 to 2006. The facility fee ranges from 0.22% to 0.49% at current credit ratings and is payable quarterly. In addition, International Paper has up to $600 million of commercial paper financings available under a receivables securitization program established in December 2001. The program extends through December 2003 with a facility fee of 0.15%.

At December 31, 2002, outstanding debt included approximately $44 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

At December 31, 2002, International Paper's long-term debt was rated BBB by Standard & Poor's and Baa2 by Moody's Investor Services, both with a stable outlook, and International Paper's commercial paper was rated A-2 by Standard & Poor's and P-2 by Moody's Investor Services.

NOTE 14 DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. For hedges that meet the criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in other current or noncurrent assets or liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of earnings as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value, if any, would be recognized currently in earnings together with the changes in fair value of derivatives not designated as hedges.

Interest Rate Risk

Interest rate swaps may be used to manage interest rate risks associated with International Paper's debt. Some of these instruments qualify for hedge accounting in accordance with SFAS No. 133 and others do not. Interest rate swap agreements with a total notional amount of approximately $1.0 billion and maturities ranging from one to 22 years do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a pre-tax charge of approximately $20 million to earnings. For the year ended December 31, 2002, the change in fair value of the swaps was immaterial, and is not expected to have a material impact on earnings in the future, although some volatility in a quarter is possible due to unforeseen market conditions.

The remainder of International Paper's interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2002 and 2001, outstanding notional amounts for its interest rate swap fair value hedges amounted to $1.6 billion and $1.5 billion, respectively. The fair values of these swaps were a net asset of approximately $111 million at December 31, 2002 and a net liability of $11 million at December 31, 2001.

In November 2002, interest rate swaps with a notional value of $550 million were terminated in connection with the early retirement of International Paper's $1.2 billion notes due in July 2003. The resulting gain of approximately $6 million is included in Restructuring and other charges in the accompanying consolidated statement of earnings (see Note 6).

During 2002, International Paper entered into agreements to fix interest rates on an anticipated $1.15 billion issuance of debt. Upon issuance of the debt in the fourth quarter of 2002, these agreements generated a pre-tax loss of $2.8 million that was recorded in OCI. This amount is being amortized to interest expense over the term of the bonds through October 30, 2012, yielding an effective interest rate of 5.94%.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper currently uses swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges with maturities of 12 months or less are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in OCI. On the date a contract matures, the gain or loss is reclassified into cost of products sold concurrently with the recognition of the commodity purchased. For the year ended December 31, 2002, International Paper reclassified after-tax losses of $10 million from OCI. This amount represents the after-tax cash settlements on the maturing energy hedge contracts.

Unrealized after-tax gains of $24 million were recorded to OCI during the year ended December 31, 2002. After-tax gains of $13 million as of December 31, 2002 are expected to be reclassified into earnings in 2003. The net fair value of the energy hedge contracts as of December 31, 2002 is an $18 million asset.

Foreign Currency Risk

International Paper's policy has been to hedge certain investments in foreign operations with borrowings denominated in the same currency as the operation's functional currency or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the foreign operation's net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. For the year ended December 31, 2002, net losses included in OCI on derivative and debt instruments hedging foreign net investments amounted to $46 million after taxes and minority interest.

Long-term cross-currency and interest rate swaps and short-term currency swaps are used to mitigate the risk associated with changes in foreign exchange rates, which will affect the fair value of debt denominated in a foreign currency. These hedges existing as of December 31, 2002, totaling a net fair value liability of $90 million have not been designated as hedges pursuant to SFAS No.
133. The impact on earnings from changes in the derivative values is substantially offset by the earnings impact from remeasuring the foreign currency debt each period.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of five years or less as of December 31, 2002. For the year ended December 31, 2002, net unrealized gains totaling $49 million after taxes and minority interest were recorded in OCI, net of $14 million income after taxes and minority interest reclassified to earnings. As of December 31, 2002, gains of $19 million after taxes and minority interest are expected to be reclassified to earnings in 2003. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in nonfunctional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2002 and 2001 consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

NOTE 16 RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all employees. Employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21.

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

U.S. Defined Benefit Plans

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).

Net Periodic Pension Income

Service cost is the actuarial present value of benefits attributed by the plans' benefit formula to services rendered by employees during the year. Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current year earnings from the investment of plan assets using an estimated long-term rate of return.

Net periodic pension income for qualified and nonqualified defined benefit plans comprised the following:

-----------------------------------------------
In millions                2002    2001    2000
-----------------------------------------------
Service cost              $ (96)  $(101)  $ (98)
Interest cost              (466)   (459)   (397)
Expected return on
  plan assets               663     727     615
Amortization of net
  transition obligation      --      --      (2)
Actuarial loss               (7)     (6)     (5)
Amortization of prior
  service cost              (19)    (20)    (19)
Curtailment loss             --      --      (2)
Settlement gain              --      --       9
                          -----   -----   -----
Net periodic pension
  income (a)              $  75   $ 141   $ 101
                          =====   =====   =====

(a) Excludes $3 million and $75 million of expense in 2002 and 2001, respectively, for curtailment and settlement charges relating to divestitures that were recorded in Restructuring and other charges and Net gains (losses) on sales and impairments of businesses held for sale in the consolidated statement of earnings.

The decrease in 2002 U.S. pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 9.25% for 2002 from 10% for 2001, with smaller impacts from a reduction in the assumed discount rate to 7.25% for 2002 from 7.50% for 2001, and a reduction in the assumed rate of future compensation increase to 4.50% in 2002 from 4.75% in 2001. The increase in pension income in 2001 was primarily due to the inclusion of the return on Champion plan assets added to the plans after the acquisition date.

International Paper evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 87, "Employers' Accounting for Pensions."

Weighted average assumptions as of December 31, 2002, 2001 and 2000 were as follows:

--------------------------------------------
In millions             2002    2001    2000
--------------------------------------------
Discount rate           6.50%   7.25%   7.50%
Expected long-term
  return on plan assets 9.25%  10.00%  10.00%
Rate of compensation
  increase              3.75%   4.50%   4.75%


To calculate pension expense for 2003, the company will use a discount rate of 6.50%, an expected long-term rate of return on plan assets of 8.75% and a 3.75% rate of compensation increase. As a result of these assumption changes, the company estimates that it will record net pension expense of approximately $25 million for its U.S. defined benefit plans in 2003.

The following illustrates the effect on pension expense for 2003 of a 25 basis point decrease in these assumptions:

--------------------------------------------------
In millions                                   2003
--------------------------------------------------
Expense/(Income):
   Discount rate                               $14
   Expected long-term return on plan assets     17
   Rate of compensation increase                (6)

2002 Minimum Pension Liability Adjustment

At December 31, 2001, a prepaid pension cost asset of approximately $1.6 billion related to International Paper's qualified pension plan was included in Deferred charges and other assets in the accompanying consolidated balance sheet. At December 31, 2002, the market value of plan assets was less than the accumulated benefit obligation (ABO) for this plan. In accordance with the requirements of SFAS No. 87, the prepaid asset of approximately $1.7 billion at December 31, 2002 was written off, and a net minimum liability of $992 million was established equal to the shortfall of the market value of plan assets below the ABO, resulting in an after-tax direct charge to Common shareholders' equity of $1.5 billion, with no impact on earnings, earnings per share or cash. This reduction had no adverse affect on International Paper's debt covenants.

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 15 years) to the extent that they are not offset by gains and losses in subsequent years. Unrecognized actuarial losses in the table below increased during 2002 to approximately $2.9 billion due principally to the decline in the fair value of plan assets and lower discount rates. Unless offset by the future unrecognized gains from higher discount rates or higher than projected returns on plan assets in future years, the amortization of these unrecognized losses will increase pension expense by approximately $30 million per year for each of the next three years.

Included in the following table are the changes in benefit obligation, and plan assets for 2002 and 2001 and the plans' funded status and amounts recognized in the consolidated balance sheet as of December 31, 2002 and 2001. The benefit obligation as of December 31, 2002 increased by $692 million, principally as a result of a decrease in the discount rate used in computing the estimated benefit obligation. Plan assets decreased $918 million principally as a result of the sharp decline in the stock market during 2002, and the resulting negative actual return on plan assets, and benefits paid during 2002.

-------------------------------------------------------------
In millions                                     2002     2001
-------------------------------------------------------------
Change in projected benefit obligation:
   Benefit obligation, January 1             $ 6,419   $6,319
   Service cost                                   96      101
   Interest cost                                 466      459
   Actuarial loss                                533       47
   Benefits paid                                (466)    (432)
   Acquisitions (a)                               --       23
   Divestitures (b)                                6      (90)
   Restructuring (c)                              (3)     (33)
   Special termination benefits (d)                2        4
   Plan amendments                                58       21
                                             -------   ------
   Benefit obligation, December 31           $ 7,111   $6,419
                                             =======   ======

Change in plan assets:
   Fair value of plan assets, January 1      $ 6,502   $7,253
   Actual return on plan assets                 (486)    (229)
   Company and participants' contributions        15       14
   Benefits paid                                (466)    (432)
   Acquisitions                                   --        2
   Divestitures (b)                               19     (106)
                                             -------   ------
   Fair value of plan assets, December 31    $ 5,584   $6,502
                                             =======   ======
Funded status                                $(1,527)  $   83
Unrecognized actuarial loss                    2,888    1,228
Unamortized prior service cost                   180      144
                                             -------   ------
Prepaid benefit costs                        $ 1,541   $1,455
                                             =======   ======

Amounts recognized in the consolidated
   balance sheet consist of:
      Prepaid benefit cost                   $    --   $1,580
      Accrued benefit liability               (1,202)    (182)
      Intangible asset                           180        1
      Minimum pension liability adjustment
         included in accumulated other
         comprehensive income                  2,563       56
                                             -------   ------
Net amount recognized                        $ 1,541   $1,455
                                             =======   ======

(a) Includes $23.3 million for 2001 in special termination benefits attributable to the elimination of positions in connection with a severance program provided to employees whose jobs were eliminated as a result of the acquisition of Champion. Also included was a curtailment gain of $1.1 million for 2001.

(b) Included in Net gains (losses) on sales and impairments of businesses held for sale in the consolidated statement of earnings is $8.8 million and $14.5 million for 2002 and 2001, respectively, in curtailment losses and $10.6 million of settlement gains and $44.6 million of settlement losses for 2002 and 2001, respectively, related to the divestitures of Masonite, Petroleum and Minerals, Flexible Packaging, Decorative Products and other smaller businesses.

(c) Included in Restructuring and other charges was $2.6 million and $11.8 million for 2002 and 2001, respectively, in curtailment losses relating to a cost reduction program and facility rationalizations.

(d) Included in Restructuring and other charges was $2.4 million and $3.6 million for 2002 and 2001, respectively, for special termination benefits attributable to the elimination of approximately 465 positions in connection with facility rationalizations.

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plans assets were $7.1 billion, $6.8 billion, and $5.6 billion, respectively, as of December 31, 2002 and $221.5 million, $181.8 million, and $0, respectively, as of December 31, 2001.

Plan assets, which are held in master trust accounts, consist of approximately 60% equity securities, 30% fixed income securities and 10% real estate and other, and include investments in International Paper common stock in the amounts of $25 million (.4%) and $219 million (3%) at December 31, 2002 and 2001, respectively.

Non-U.S. Defined Benefit Plans

Generally, International Paper's non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for our non-U.S. plans was $26 million for 2002, $19 million for 2001 and $24 million for 2000.

The non-U.S. plans' projected benefit obligations and fair values of plan assets as of December 31, 2002 amounted to $416 million and $287 million, respectively. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and fair values of plan assets totaled $346 million, $286 million, and $217 million, respectively. Plan assets are composed principally of common stocks and fixed income securities. In accordance with SFAS No. 87, minimum liability adjustments of $46 million were recorded in 2002, resulting in a charge to equity of $21 million after taxes and minority interest.

Other Plans

International Paper sponsors defined contribution plans (primarily 401(k)) to provide substantially all U.S. salaried and certain hourly employees of International Paper an opportunity to accumulate personal funds for their retirement. Contributions may be made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, International Paper matches the employees' basic voluntary contributions. Such matching contributions to the plans were approximately $66 million, $78 million and $65 million for the plan years ending in 2002, 2001 and 2000, respectively. The net assets of these plans approximated $3.5 billion as of the 2002 plan year-end including approximately $799 million (23%) in International Paper common stock.

NOTE 17 POSTRETIREMENT BENEFITS

International Paper provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. An amendment in 1992 to one of the plans limits the maximum annual company contribution for health care benefits for retirees after January 1, 1992, based on age at retirement and years of service after age 50. Amortization of this plan amendment, which reduced annual net postretirement benefit cost, was completed in 1999. International Paper does not prefund these benefits and has the right to modify or terminate certain of these plans in the future.

The components of postretirement benefit expense in 2002, 2001 and 2000 were as follows:

------------------------------------------
In millions             2002   2001   2000
------------------------------------------
Service cost            $  8   $ 10    $10
Interest cost             59     56     45
Actuarial loss            12     --     --
Amortization of prior
   service cost          (20)   (10)    (6)
Curtailment gain          --     --     (2)
Settlement gain           --     --     (2)
                        ----   ----    ---
Net postretirement
   benefit cost         $ 59   $ 56    $45
                        ====   ====    ===

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2002 and 2001:

---------------------------------------------------------
In millions                                  2002    2001
---------------------------------------------------------
Change in benefit obligation:
   Benefit obligation, January 1            $ 856   $ 822
   Service cost                                 8      10
   Interest cost                               59      56
   Participants' contributions                 29      26
   Actuarial loss                             175      88
   Benefits paid                             (121)   (102)
   Plan amendments                           (111)    (43)
   Acquisitions (a)                            --       5
   Divestitures (b)                            (5)     (6)
   Curtailment gain (c)                        --      (5)
   Special termination benefits (d)            --       5
                                            -----   -----
   Benefit obligation, December 31          $ 890   $ 856
                                            =====   =====

Change in plan assets:
   Fair value of plan assets, January 1     $  --   $  --
   Company contributions                       92      76
   Participants' contributions                 29      26
   Benefits paid                             (121)   (102)
                                            -----   -----
   Fair value of plan assets, December 31   $  --   $  --
                                            =====   =====
Funded status                               $(890)  $(856)
Unamortized prior service cost               (160)    (72)
Unrecognized actuarial loss                   242      84
                                            -----   -----
Accrued benefit cost                        $(808)  $(844)
                                            =====   =====

(a) Includes $4.0 million in 2001 for special termination benefits attributable to the elimination of positions in connection with a severance program provided to employees whose jobs were eliminated as a result of the Champion acquisition.

(b) Included in Net gains (losses) on sales and impairments of businesses held for sale in 2002 and 2001 were curtailment gains of $1 million and $5.6 million, respectively related to the sales of Masonite, Flexible Packaging, Decorative Products and other smaller businesses.

(c) Included in Restructuring and other charges are $1.2 million and $3.4 million of curtailment gains related to the elimination of 396 positions in 2002 and 4,311 positions in 2001 in connection with a cost reduction program and facility rationalizations.

(d) Includes $5 million in 2001 for special termination benefits attributable to the elimination of approximately 515 positions in connection with a facility rationalization program begun in 2000.

Future benefit costs were estimated assuming medical costs would increase at a 10% annual rate, decreasing to a 5% annual growth rate ratably over the next five years and then remaining at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2002 by $58 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2002 by $53 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $4 million. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation at December 31, 2002 was 6.50% compared with 7.25% at December 31, 2001.

In addition to the U.S. plan, certain Canadian and Brazilian employees are eligible for retiree health care and life insurance. Costs and obligations for these plans were not significant.

NOTE 18 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of nonemployee members of the Board of Directors (Committee) who are not eligible for awards. Also, stock appreciation rights (SAR's) have been awarded to employees of a non-U.S. subsidiary, with 17,745 and 14,961 issued and outstanding at December 31, 2002 and 2001, respectively. We also have other performance-based restricted share/unit programs available to senior executives and directors.

International Paper applies the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for our plans.

Stock Option Program

International Paper accounts for stock options using the intrinsic value method under APB Opinion No. 25. Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper's options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

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

Under the current program, officers and certain other employees may be granted options to purchase International Paper common stock. The option price is the market price of the stock on the close of business on the day prior to the date of grant. During 2001, the program was changed so that options must be vested before they can be exercised. Upon exercise of an option, a replacement option may be granted under certain circumstances with an exercise price equal to the market price at the time of exercise and with a term extending to the expiration date of the original option.

For pro forma disclosure purposes, the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively:

--------------------------------------------------
In millions                   2002    2001    2000
--------------------------------------------------
Initial Options (a)
   Risk-Free Interest Rate    3.29%   3.91%   6.17%
   Price Volatility          33.99%  41.02%  45.00%
   Dividend Yield             2.74%   2.61%   2.50%
   Expected Term in Years     3.50    3.00    2.50(c)

Replacement Options (b)
   Risk-Free Interest Rate    2.92%   4.40%   6.45%
   Price Volatility          38.62%  39.51%  45.00%
   Dividend Yield             2.33%   2.64%   2.50%
   Expected Term in Years     1.80    2.10    2.10

(a) The average fair market values of initial option grants during 2002, 2001 and 2000 were $8.77, $9.45 and $11.86, respectively.

(b) The average fair market values of replacement option grants during 2002, 2001 and 2000 were $8.59, $9.02 and $13.44, respectively.

(c) In 2000, the vesting period for current and prospective option grants under the Stock Option Program was reduced from four to two years.

A summary of the status of the Stock Option Program as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

-------------------------------------------------
                                         Weighted
                                          Average
                                         Exercise
                         Options (a,b)      Price
-------------------------------------------------
Outstanding at
 January 1, 2000            15,798,935     $43.14
      Granted                9,527,442      43.29
      Exercised             (1,052,107)     41.84
      Forfeited               (233,724)     51.96
      Expired                 (177,568)     49.97
                            ----------     ------
Outstanding at
   December 31, 2000        23,862,978      43.12
      Granted                7,399,497      35.38
      Exercised               (343,597)     32.83
      Forfeited             (1,118,971)     38.00
      Expired                 (689,782)     51.25
                            ----------     ------
Outstanding at
   December 31, 2001        29,110,125      41.28
      Granted               11,927,766      37.36
      Exercised             (1,345,421)     34.62
      Forfeited             (1,841,489)     40.51
      Expired                 (696,961)     51.24
                            ----------     ------
Outstanding at
   December 31, 2002        37,154,020     $40.11
                            ==========

(a) The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No.
     123. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b) The table includes options outstanding under an acquired company plan under which options may no longer be granted.

The following table summarizes information about stock options outstanding at December 31, 2002:

-----------------------------------------------------------------------------------
                         Options Outstanding               Options Exercisable
                -------------------------------------   ---------------------------
                                  Weighted   Weighted                      Weighted
Range of               Options     Average    Average            Options    Average
Exercise           Outstanding   Remaining   Exercise        Outstanding   Exercise
Prices          as of 12/31/02        Life      Price     as of 12/31/02      Price
-----------------------------------------------------   ---------------------------
$29.31-$33.80       11,418,916         7.9     $31.40          6,102,443     $30.40
$33.81-$39.77        8,260,517         7.3     $36.05          2,270,624     $38.61
$39.78-$45.74        9,163,676         6.8     $41.82          3,978,571     $42.37
$45.75-$51.71        2,914,441         4.4     $47.58          2,914,441     $47.58
$51.72-$57.68        1,650,692         2.0     $54.50          1,650,692     $54.50
$57.69-$63.65        3,548,228         6.2     $59.02          3,548,228     $59.02
$63.66-$69.63          197,550         6.8     $64.77            197,550     $64.77
                    ----------         ---     ------         ----------     ------
                    37,154,020         6.8     $40.11         20,662,549     $43.20
                    ==========                                ==========

Performance - Based Restricted Shares

Under the Restricted Performance Share Program, contingent awards of International Paper common stock are granted by the Committee. Shares are earned on the basis of International Paper's financial performance over a period of consecutive calendar years as determined by the Committee. The Restricted Performance Share Program in effect at the beginning of 1999 was terminated during 1999. A one-time Transitional Performance Unit Program was in effect from July 1, 1999 to December 31, 2000. During 2001, a new Restricted Performance Share Program was approved and awards vesting over a three-year period were granted. In 2002, awards vesting over a two-year period were granted. Compensation expense for this variable plan is recorded over the applicable vesting period.

The following summarizes the activity of all performance-based programs for the three years ending December 31, 2002:

------------------------------------------------------------------------
                                                                  Shares
------------------------------------------------------------------------
Outstanding at January 1, 2000                                    85,019
   Granted                                                            --
   Issued                                                        (26,537)
   Forfeited                                                     (58,482)
                                                               ---------
Outstanding at December 31, 2000                                      --
   Granted                                                     1,283,100
   Issued                                                         (9,243)
   Forfeited                                                     (59,757)
                                                               ---------
Outstanding at December 31, 2001                               1,214,100
   Granted                                                       583,690
   Issued                                                       (330,437)
   Forfeited                                                    (190,013)
                                                               ---------
Outstanding at December 31, 2002                               1,277,340
                                                               =========

Continuity Award Program

The Continuity Award Program provides for the granting of tandem awards of restricted stock and/or nonqualified stock options to key executives. Grants are restricted and awards conditioned on attainment of specified age and years of service requirements. Awarding of a tandem stock option results in the cancellation of the related restricted shares. The Continuity Award Program also provides for awards of restricted stock to key employees.

The following summarizes the activity of the Continuity Award Program for the three years ending December 31, 2002:

------------------------------------------------------------------------
                                                                  Shares
------------------------------------------------------------------------
Outstanding at January 1, 2000                                   510,856
   Granted                                                        76,165
   Issued                                                        (18,303)
   Forfeited (a)                                                (112,000)
                                                                --------
Outstanding at December 31, 2000                                 456,718
   Granted                                                        22,350
   Issued                                                        (70,970)
   Forfeited (a)                                                 (64,000)
                                                                --------
Outstanding at December 31, 2001                                 344,098
   Granted                                                        14,000
   Issued                                                        (79,526)
   Forfeited (a)                                                 (40,500)
                                                                --------
Outstanding at December 31, 2002                                 238,072
                                                                --------
                                                                --------

(a) Also includes restricted shares cancelled when tandem stock options were awarded. 200,000 and 560,000 tandem options were awarded in 2001 and 2000, respectively. No tandem options were awarded in 2002.

At December 31, 2002 and 2001, a total of 12.6 million and 17.6 million shares, respectively, were available for grant under the LTICP. In 1999, shareholders approved an additional 25.5 million shares to be made available for grant, with
3.0 million of these shares reserved specifically for the granting of restricted stock. No additional shares were made available during 2002, 2001 or 2000. A total of 2.7 million shares and 3.0 million shares were available for the granting of restricted stock as of December 31, 2002 and 2001, respectively.

The compensation cost charged to earnings for all the incentive plans was $28 million, $38 million and $28 million for 2002, 2001 and 2000, respectively.

Had compensation cost for International Paper's stock-based compensation programs been determined consistent with the provisions of SFAS No. 123, its net earnings, earnings per common share and earnings per common share - assuming dilution would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------
In millions, except per share amounts                 2002      2001    2000
----------------------------------------------------------------------------
Net Earnings (Loss)
   As reported                                      $ (880)  $(1,204)  $ 142
   Pro forma                                          (921)   (1,257)    104
Earnings (Loss) Per Common Share
   As reported                                      $(1.83)  $ (2.50)  $0.32
   Pro forma                                         (1.92)    (2.60)   0.23
Earnings (Loss) Per
   Common Share - assuming dilution
   As reported                                      $(1.83)  $ (2.50)  $0.32
   Pro forma                                         (1.92)    (2.60)   0.23

The effect on 2002, 2001 and 2000 pro forma net earnings, earnings per common share and earnings per common share - assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

NOTE 19 SUBSEQUENT EVENTS

In January 2003, International Paper announced that it would close the Natchez, Mississippi dissolving pulp mill by mid-2003 and exit the Chemical Cellulose Pulp business.

Interim Financial Results (Unaudited)

--------------------------------------------------------------------------------------------------------------------
In millions, except per share amounts
and stock prices                               1st Quarter     2nd Quarter    3rd Quarter   4th Quarter       Year
--------------------------------------------------------------------------------------------------------------------
2002                                          (Restated)(a)
Net Sales                                        $ 6,038          $6,305         $6,343        $6,290        $24,976
Gross Margin(b)                                    1,573           1,717          1,732         1,698          6,720
Earnings (Loss) Before Income Taxes,
   Minority Interest and Cumulative
   Effect of Accounting Change                       139 (c)         236 (d)        268 (e)      (272)(f)        371 (c-f)

Net Earnings (Loss)                               (1,110)(c)         215 (d)        145 (e)      (130)(f,g)     (880)(c-g)
Per Share of Common Stock
   Earnings (Loss)                               $ (2.31)(c)      $ 0.45 (d)     $ 0.30 (e)    $(0.27)(f,g)  $ (1.83)(c-g)
   Earnings (Loss) - Assuming Dilution             (2.31)(c)        0.45 (d)       0.30 (e)     (0.27)(f,g)    (1.83)(c-g)
   Dividends                                        0.25            0.25           0.25          0.25           1.00
Common Stock Prices
   High                                          $ 46.19          $45.20         $44.10        $39.60        $ 46.19
   Low                                             37.89           39.13          31.75         31.35          31.35

2001
Net Sales                                        $ 6,894          $6,686         $6,529        $6,254        $26,363
Gross Margin(b)                                    1,756           1,772          1,740         1,686          6,954
Earnings (Loss) Before Income Taxes,
   Minority Interest, Extraordinary Items and
   Cumulative Effect of Accounting Change             87 (h)        (432)(j)       (287)(k)      (633)(l)     (1,265)(h,j-l)
Net Earnings (Loss)                                  (44)(h,i)      (313)(j)       (275)(k)      (572)(l)     (1,204)(h-l)
Per Share of Common Stock
   Earnings (Loss)                               $ (0.09)(h)      $(0.65)(j)     $(0.57)(k)    $(1.19)(l)    $ (2.50)(h-l)
   Earnings (Loss) - Assuming Dilution             (0.09)(h,i)     (0.65)(j)      (0.57)(k)     (1.19)(l)      (2.50)(h-l)
   Dividends                                        0.25            0.25           0.25          0.25           1.00
Common Stock Prices
   High                                          $ 43.25          $41.00         $42.50        $41.80        $ 43.25
   Low                                             32.90           33.31          30.70         33.61          30.70

Footnotes to Interim Financial Results

(a) 2002 first quarter net earnings have been restated as required under SFAS No. 142, to reflect the $1.2 billion ($2.44 per share) transitional goodwill impairment charge for the adoption of SFAS No. 142. Net earnings as previously reported in the first quarter 10-Q were $65 million, and both basic and diluted earnings per share, as previously reported, were $0.13.

(b)  Gross margin represents net sales less cost of products sold.

(c) Includes a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth quarter 2001 restructuring reserves no longer required.

(d) Includes a $28 million gain before taxes and minority interest ($96 million after taxes and minority interest) related to sales and expenses of businesses held for sale and a $79 million charge before taxes ($50 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions.

(e) Includes a $3 million pre-tax gain ($1 million after taxes) related to adjustments of previously recorded costs of businesses held for sale and a $19 million charge before taxes and minority interest ($9 million after taxes and minority interest) for asset write-downs and cost reduction actions.

(f) Includes a charge of $101 million before taxes and minority interest ($71 million after taxes and minority interest) for facility closures, administrative realignment severance costs, and cost reduction actions, a pre-tax charge of $450 million ($278 million after taxes) for additions to the existing exterior siding legal reserves, a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs, a pre-tax credit of $58 million ($36 million after taxes) for the reversal of restructuring and realignment reserves no longer required, and a credit of $10 million before taxes ($4 million after taxes) to adjust accrued costs of businesses sold or held for sale.

(g) Reflects a decrease of $46 million in the income tax provision in the fourth quarter of 2002 for a reduction of deferred state income tax liabilities.

(h) Includes $10 million of pre-tax charges ($6 million after taxes) for Champion merger integration costs.

(i) Includes an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of Masonite and the divestiture of the Petroleum and Minerals assets.

(j) Includes $32 million of pre-tax charges ($22 million after taxes) for Champion merger integration costs. Also includes a charge of $465 million before taxes and minority interest ($300 million after taxes and minority interest) for facility closures, administrative realignment and related severance reserves and a pre-tax charge of $85 million ($55 million after taxes) for impairment losses on assets of businesses held for sale.

(k) Includes a net gain of $47 million before taxes (net loss of $2 million after taxes) related to the disposition and impairment losses on assets of businesses held for sale and charges in the amount of $481 million before taxes ($341 million after taxes) in connection with facility and business rationalizations and an increase in litigation related reserves.

(l) Includes a pre-tax charge of $171 million ($111 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a pre-tax charge of $591 million ($530 million after taxes) related to dispositions and asset impairments of businesses held for sale, and a $17 million pre-tax credit ($11 million after taxes) for the reversal of reserves no longer required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April 2002, the Company engaged Deloitte & Touche LLP (Deloitte & Touche) to serve as International Paper's independent auditor for 2002. Prior to that date, Arthur Andersen LLP (Andersen) had served as the Company's independent public accountants.

The reports by Andersen on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on International Paper's consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the publication of International Paper's 2001 Annual Report to Shareowners and the filing of International Paper's Annual Report on Form 10-K.

During the Company's two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The decision to change accountants was recommended by the Audit and Finance Committee and approved by the Board of Directors on April 9, 2002.

During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Company is hereby incorporated by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. Information with respect to the executive officers of the Company is set forth below:

John T. Dillon, 64, chairman and chief executive officer since 1996.

John V. Faraci, 53, president since 2003 and chief financial officer since 2000. Prior to this he was executive vice president and chief financial officer from 2000 to 2003. From 1999 to 2000 he was senior vice president - finance and chief financial officer. From 1995 until 1999 he was chief executive officer and managing director of Carter Holt Harvey Limited, of New Zealand.

Robert M. Amen, 53, executive vice president since 2000. He served as President
- International Paper - Europe from 1996 to 2000.

Marianne M. Parrs, 58, executive vice president since 1999. She was senior vice president and chief financial officer from 1995 to 1999.

James P. Melican Jr., 62, executive vice president since 1991.

David W. Oskin, 60, executive vice president since 1995. Announced his resignation from the Company on January 17, 2003.

George A. O'Brien, 54, senior vice president - forest resources and wood products since November 2001. Prior to that he was senior vice president - forest resources from 1999 to 2001. From 1997 to 1999 he was vice president - forest resources.

Christopher P. Liddell, 44, vice president - finance and controller since February 2003 and vice president - finance since December 2002. Prior to that he was chief executive officer of Carter Holt Harvey Limited from 1999 to 2002 and chief financial officer of Carter Holt Harvey Limited from 1995 to 1998.

Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and until election of successors, subject to removal by the Board.

Information with respect to compliance with Section 16(a) of the Securities and Exchange Act is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to the compensation of executives and directors of the Company is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act (Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Act and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements - See Item 8. Financial Statements and Supplementary Data.

     (2) Financial Statement Schedules - The following additional financial data should be read in conjunction with the financial statements in
          Item 8. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

                  Additional Financial Data 2002, 2001 and 2000

Report of Independent Auditors
   on Financial Statement Schedule for 2002.........   71
Report of Independent Public Accountants on
   Financial Statement Schedule for 2001 and 2000...   71
Consolidated Schedule: II-Valuation
   and Qualifying Accounts..........................   72

(3)       Exhibits:

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

(3.4) By-laws of the Company, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-3157).

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

(4.3) 8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to International Paper's Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.4) Form of new 8 1/8% Notes due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International Paper Company's Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.5) Zero Coupon Convertible Senior Debentures due June 20, 2021 (incorporated by reference to Exhibit 4.2 to International Paper Company's Registration Statement on Form S-3 dated June 20, 2001, as amended September 7, 2001, October 31, 2001 and January 16, 2002, File No. 333-69082).

(4.6) 6.75% Notes due 2011 Supplemental Indenture between International Paper Company and The Bank of New York (incorporated by reference to
          Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 2001, File No. 1-3157).

          In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1) Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

(10.2) Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-3157).

(10.3)    Management Incentive Plan, amended and restated as of January 1, 2002.

(10.4) Form of individual non-qualified stock option agreement under the Company's Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.5) Form of individual executive continuity award under the Company Long-Term Incentive Compensation Plan (incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.6a) Form of Change of Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.8a to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.6b) Form of Change of Control Agreement--Tier I (incorporated by reference to Exhibit 10.8b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.6c) Form of Change of Control Agreement--Tier II (incorporated by reference to Exhibit 10.8c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.7) Unfunded Supplemental Retirement Plan for Senior Managers, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.8) International Paper Company Unfunded Savings Plan (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.9) International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.10) International Paper Company Unfunded Supplemental Plan for Senior Managers (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K/A for the fiscal year ended 2000, dated January 16, 2002, File No. 1-3157).

(10.11) 364-Day Credit Agreement dated as of March 8, 2002 between International Paper Company, the Lenders Party Thereto, and the other parties named therein.

(11)      Statement of Computation of Per Share Earnings.

(12)      Computation of Ratio of Earnings to Fixed Charges.

(21)      List of Subsidiaries of Registrant.

(23)      Consent of Independent Auditors.

(24)      Power of Attorney.

(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     International Paper filed a report on Form 8-K on October 23, 2002, under
     Item 5, reporting earnings for the quarter ended September 30, 2002.

     International Paper filed a report on Form 8-K on October 24, 2002, under
     Item 5, announcing the commencement of a private placement with institutional investors to raise proceeds from the issuance of 10-year notes.

     International Paper filed a report on Form 8-K on January 16, 2003, under Items 5 and 9, reporting that International Paper will record a pre-tax charge of $450 million in its fourth quarter 2002 earnings for additional exterior siding and roofing legal reserves, and that International Paper will report fourth quarter operating earnings that will be slightly above First Call consensus estimates of $0.26 per share, before special items.

     International Paper filed a report on Form 8-K on January 17, 2003, under
     Item 5, announcing that David W. Oskin, executive vice president, has resigned from the Company.

     International Paper filed a report on Form 8-K on January 31, 2003, under Items 5 and 9, reporting earnings for the fourth quarter 2002.

     International Paper filed a report on Form 8-K on February 21, 2003, under
     Item 5, reporting the promotion of John V. Faraci to president and election to the Company's board of directors.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper Company:

We have audited the consolidated financial statements of International Paper Company as of and for the year ended December 31, 2002, and have issued our report thereon dated February 10, 2003; such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of International Paper Company, listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The consolidated financial statements and financial statement schedule of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 12, 2002.


/s/ Deloitte & Touche LLP

New York, N.Y.
February 10, 2003

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED REPORT ON FINANCIAL STATEMENT SCHEDULE BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

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


New York, N.Y.
February 12, 2002

                                                                     SCHEDULE II

            INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
---------------------------------------------------------------------------------------------------------
                                                        For the Year Ended December 31, 2002
                                           --------------------------------------------------------------
                                                                      Additions
                                           Balance at    Additions   Charged to   Deductions   Balance at
                                            Beginning   Charged to        Other         from          End
                                            of Period     Earnings     Accounts     Reserves    of Period
                                           ----------   ----------   ----------   ----------   ----------
Description
Reserves Applied Against Specific Assets
   Shown on Balance Sheet:
      Doubtful accounts - current                $179         $ 30          $--    $ (40)(a)         $169
      Restructuring reserves                      321          119           --     (336)(b)          104

In millions
---------------------------------------------------------------------------------------------------------
                                                        For the Year Ended December 31, 2001
                                           --------------------------------------------------------------
                                                                      Additions
                                           Balance at    Additions   Charged to   Deductions   Balance at
                                            Beginning   Charged to        Other         from          End
                                            of Period     Earnings     Accounts     Reserves    of Period
                                           ----------   ----------   ----------   ----------   ----------
Description
Reserves Applied Against Specific Assets
   Shown on Balance Sheet:
      Doubtful accounts - current                $128         $ 82          $--    $ (31)(a)         $179
      Restructuring reserves                      242          385           --     (306)(b)          321

In millions
---------------------------------------------------------------------------------------------------------
                                                        For the Year Ended December 31, 2000
                                           --------------------------------------------------------------
                                                                      Additions
                                           Balance at    Additions   Charged to   Deductions   Balance at
                                            Beginning   Charged to        Other         from          End
                                            of Period     Earnings     Accounts     Reserves    of Period
                                           ----------   ----------   ----------   ----------   ----------
Description

Reserves Applied Against Specific Assets
   Shown on Balance Sheet:
      Doubtful accounts - current                $106         $ 46          $--    $ (24)(a)         $128
      Restructuring reserves                      115          248           --     (121)(b)          242

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

INTERNATIONAL PAPER COMPANY


By: /S/ BARBARA L. SMITHERS                                    February 28, 2003
    ----------------------------
    Barbara L. Smithers
    Vice President and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                                  Date
-------------------------------------------------------------------------------------------


       /S/ JOHN T. DILLON          Chairman of the Board, Chief           February 28, 2003
--------------------------------   Executive Officer and
         John T. Dillon            Director


       /S/ JOHN V. FARACI          President,                             February 28, 2003
--------------------------------   Chief Financial Officer and Director
         John V. Faraci


      /S/ ROBERT J. EATON*         Director                               February 28, 2003
--------------------------------
         Robert J. Eaton


      /S/ SAMIR G. GIBARA*         Director                               February 28, 2003
--------------------------------
         Samir G. Gibara


     /S/ JAMES A. HENDERSON*       Director                               February 28, 2003
--------------------------------
       James A. Henderson


     /S/ ROBERT D. KENNEDY*        Director                               February 28, 2003
--------------------------------
        Robert D. Kennedy


    /S/ W. CRAIG MCCLELLAND*       Director                               February 28, 2003
--------------------------------
       W. Craig McClelland


     /S/ DONALD F. MCHENRY*        Director                               February 28, 2003
--------------------------------
        Donald F. McHenry


     /S/ PATRICK F. NOONAN*        Director                               February 28, 2003
--------------------------------
        Patrick F. Noonan



      /S/ JANE C. PFEIFFER*        Director                               February 28, 2003
--------------------------------
        Jane C. Pfeiffer


    /S/ CHARLES R. SHOEMATE*       Director                               February 28, 2003
--------------------------------
       Charles R. Shoemate


   /S/ CHRISTOPHER P. LIDDELL      Vice President - Finance and           February 28, 2003
--------------------------------   Controller
     Christopher P. Liddell


*By: /S/ BARBARA L. SMITHERS                                              February 28, 2003
     ---------------------------
       Barbara L. Smithers
        Attorney-in-fact

CERTIFICATIONS

I, John T. Dillon, certify that:

1.   I have reviewed this annual report on Form 10-K of International Paper
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ JOHN T. DILLON
--------------------------------------------
    John T. Dillon
    Chairman and Chief Executive Officer
    February 28, 2003

I, John V. Faraci, certify that:

1.   I have reviewed this annual report on Form 10-K of International Paper
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ JOHN V. FARACI
--------------------------------------------
    John V. Faraci
    President and Chief Financial Officer
    February 28, 2003

Appendix I

2002 Listing of Facilities
(all facilities are owned except as noted otherwise)

PRINTING PAPERS                                 Hinton, Alberta, Canada                   Auburndale, Florida
                                                Quesnel, British Columbia, Canada         Forest Park, Georgia
Business Papers, Coated Papers,                 Maresquel, France                         Savannah, Georgia
   Fine Papers and Pulp                         Saillat, France                           Statesboro, Georgia
   U.S.:                                        Saint Die, France                         Chicago, Illinois
      Courtland, Alabama                          (Anould Mill)                           Des Plaines, Illinois
      Selma, Alabama                            Bartorex, Poland                          Fort Wayne, Indiana
         (Riverdale Mill)                       Klucze, Poland                            Lexington, Kentucky
      Pine Bluff, Arkansas                      Kwidzyn, Poland                           Lafayette, Louisiana
      Ontario, California leased                Tor-Pal, Poland                           Shreveport, Louisiana
         (C & D Center)                         Svetogorsk, Russia                        Springhill, Louisiana
      Cantonment, Florida                       Inverurie, Scotland                       Auburn, Maine
         (Pensacola Mill)                                                                 Howell, Michigan
      Augusta, Georgia                    INDUSTRIAL AND                                  Kalamazoo, Michigan
      Bastrop, Louisiana                  CONSUMER PACKAGING                              Monroe, Michigan
         (Louisiana Mill)                                                                 Minneapolis, Minnesota
      Springhill, Louisiana               INDUSTRIAL PACKAGING                            Houston, Mississippi
         (C & D Center)                                                                   Kansas City, Missouri
      Bucksport, Maine                    Containerboard                                  Geneva, New York
      Jay, Maine                             U.S.:                                        King's Mountain, North Carolina
         (Androscoggin Mill)                    Prattville, Alabama                       Statesville, North Carolina
      Westfield, Massachusetts                  Savannah, Georgia                         Cincinnati, Ohio
         (C & D center)                         Terre Haute, Indiana                      Solon, Ohio
      Quinnesec, Michigan                       Mansfield, Louisiana                      Wooster, Ohio
      Sturgis, Michigan                         Pineville, Louisiana                      Lancaster, Pennsylvania
         (C & D Center)                         Vicksburg, Mississippi                    Mount Carmel, Pennsylvania
      Sartell, Minnesota                        Roanoke Rapids, North Carolina            Washington, Pennsylvania
      Ticonderoga, New York                  International:                               Georgetown, South Carolina
      Riegelwood, North Carolina                Arles, France                             Spartanburg, South Carolina
      Wilmington, North Carolina leased                                                   Morristown, Tennessee
         (Reclaim Center)                 Corrugated Container                            Murfreesboro, Tennessee
      Hamilton, Ohio                         U.S.:                                        Dallas, Texas
      Saybrook, Ohio leased                     Bay Minette, Alabama                      Edinburg, Texas (2 locations)
         (C & D center)                         Decatur, Alabama                          El Paso, Texas
      Hazleton, Pennsylvania                    Conway, Arkansas                          Ft. Worth, Texas
         (C & D Center)                         Fordyce, Arkansas leased                  San Antonio, Texas
      Eastover, South Carolina                  Jonesboro, Arkansas                       Richmond, Virginia
      Georgetown, South Carolina                Russellville, Arkansas                    Cedarburg, Wisconsin
      Sumter, South Carolina                    Carson, California                        Fond du Lac, Wisconsin
         (C & D Center)                         Hanford, California
      Franklin, Virginia                        Modesto, California
   International:                               Stockton, California
      Arapoti, Parana, Brazil                   Vernon, California
      Mogi Guacu, Sao Paulo, Brazil             Putnam, Connecticut

   International:                               Cedar Rapids, Iowa                  DISTRIBUTION
      Las Palmas, Canary Islands                Framingham, Massachusetts             xpedx
         (2 locations)                          Kalamazoo, Michigan                   U.S.:
      Tenerife, Canary Islands                  Raleigh, North Carolina               Stores Group
      Rancagua, Chile                     International:                                Chicago, Illinois
      Chengdu, China                            London, Ontario, Canada                 147 locations nationwide
      Guangzhou, China                          Longueuil, Quebec, Canada                   139 leased
      Arles, France                                leased                             SouthCentral Region
      Chalon-sur-Saone, France                  Shanghai, China                          Greensboro, North Carolina
      Chantilly, France                         Santiago, Dominican Republic          39 branches in the Mid
      Creil, France                             San Salvador, El Salvador leased         American and Southeast States
      LePuy, France                             Fukusaki, Japan                             27 leased
      Mortagne, France                          Seoul, Korea                             11 branches in Michigan
      Guadeloupe, French West                   Taipei, Taiwan                              and Ohio
         Indies                                 Guacara,Venezuela                           10 leased
      Wanchai, Hong Kong                                                              Midwest Region
      Asbourne, Ireland                   Foodservice                                    Denver, Colorado
      Bellusco, Italy                        U.S.:                                       25 branches in the Great
      Catania, Italy                            Visalia, California                      Lakes, Rocky Mountain
      Pomezia, Italy                            Shelbyville, Illinois                    And South Plain States
      San Felice, Italy                         Hopkinsville, Kentucky                      24 leased
      Alcala, Spain leased                      Kenton, Ohio                          West Region
      Almeria, Spain leased                     Jackson, Tennessee                       Denver, Colorado
      Barcelona, Spain                       International:                              24 branches in the
      Bilbao, Spain                             Brisbane, Australia                      Northwest and Pacific States
      Gandia, Spain                             Santiago, Chile leased                   16 leased
      Valladolid, Spain                         Bogota, Columbia                      Specialty Business Group
      Thrapston, United Kingdom                 Bombay, India                            Erlanger, Kentucky
      Winsford, United Kingdom                                                           3 branches nationwide
                                          Shorewood Packaging                               all leased
Kraft Paper                                  U.S.:                                    Northeast Region
      Courtland, Alabama                        Waterbury, Connecticut                   Hartford, Connecticut
      Savannah, Georgia                         Indianapolis, Indiana                    17 branches in New England
      Mansfield, Louisiana                      Louisville, Kentucky                     and Middle Atlantic States
      Roanoke Rapids, North Carolina            Clifton, New Jersey                         12 leased
      Franklin, Virginia                        Edison, New Jersey                 International:
                                                Englewood, New Jersey                    Papeteries de France
CONSUMER PACKAGING                              Harrison, New Jersey leased              Pantin, France 2 locations
                                                West Deptford, New Jersey                   1 leased
Bleached Board                                  Hendersonville, North Carolina           Chihuahua, Mexico
      Pine Bluff, Arkansas                      Weaverville, North Carolina              10 locations
      Augusta, Georgia                          Springfield, Oregon                         all leased
      Riegelwood, North Carolina                Danville, Virginia
      Georgetown, South Carolina                Newport News, Virginia
      Prosperity, South Carolina                Roanoke, Virginia
      Texarkana, Texas                    International:
                                                Brockville, Ontario, Canada
Beverage Packaging                              Smith Falls, Ontario, Canada
   U.S.:                                        Toronto, Ontario, Canada
      Turlock, California                       Guangzhou, China
      Plant City, Florida                       Ebbw Vale, Wales, United Kingdom

                                       A-2


      Scaldia, Nijmegen, Netherlands         Slaughter                                   Myrtleford, Victoria, Australia
      Impap                                     Northwest (Milwaukee, OR)                Whangarei, Marsden Point,
         Tczew, Poland 5 locations                 leased                                   New Zealand
            3 leased                      International:                                 Tokoroa, New Zealand
                                                Santana, Amapa, Brazil                Decorative Products Processing Plants
FOREST PRODUCTS                                 Hinton, Alberta, Canada                  Auckland, New Zealand
Forest Resources                                Strachan, Alberta, Canada             Decorative Products Distribution Center
   U.S.:                                        Sundre, Alberta, Canada                  Christchurch, New Zealand leased
      Approximately 9.0 million                 Burns Lake, British Columbia,         Panel Production Plants - New Zealand
      acres in the South and North                 Canada (2 plants)                     Auckland
   International:                               Houston, British Columbia, Canada        Kopu
      Approximately 1.5 million                 100 Mile House, British Columbia,        Rangiora
      acres in Brazil                              Canada                             Panel Production Plants - Australia
                                                Quesnel, British Columbia,               Oberon, New South Wales (2 plants)
   Realty Projects                                 Canada (2 plants)                     St. Leonards, New South Wales
         Haig Point Incorporated                Williams Lake, British Columbia,            leased
         Daufuskie Island, South Carolina          Canada                                Tumut, New South Wales
                                                                                         Gympie, Queensland
   Wood Products                          CARTER HOLT HARVEY                             Mt. Gambier, South Australia
   U.S.:                                                                                 Bell Bay, Tasmania
      Chapman, Alabama                    Forestlands                                 Building Supplies Retail Outlets
      Citronelle, Alabama                    Approximately 810,000                       Retail Outlets, 39 branches
      Maplesville, Alabama                   acres in New Zealand (owned & leased)       in New Zealand (23 leased)
      Opelika, Alabama                                                             Pulp and Paper
      Thorsby, Alabama                    Wood Products                               Kraft Paper, Pulp, Coated and
      Moundville, Alabama                    Sawmills and Processing Plants           Uncoated Papers and Bristols
         (Tuskalusa Mill)                       Morwell, Australia leased                Kinleith, New Zealand
      Gurdon, Arkansas                          Oberon, New South Wales,              Cartonboard
      Leola, Arkansas                              Australia leased                      Whakatane, New Zealand
      McDavid, Florida                          Mt. Gambier, South Australia,         Containerboard
      Whitehouse, Florida                          Australia leased                      Kinleith, New Zealand
      Augusta, Georgia                          Box Hill, Victoria,                      Penrose, New Zealand
      Folkston, Georgia                            Australia leased                   Fiber Recycling Operations
      Meldrim, Georgia                          Myrtleford, Victoria,                    Auckland, New Zealand leased
      Springhill, Louisiana                        Australia leased                Tissue
      Wiggins, Mississippi                      Kopu, New Zealand                     Pulp and Tissue Mills
      Joplin, Missouri                          Nelson, New Zealand                      Box Hill, Victoria, Australia
      Madison, New Hampshire                    Putaruru, New Zealand                    Kawerau, New Zealand
      Armour, North Carolina                    Rotorua, New Zealand                  Conversion Sites
      Seaboard, North Carolina                  Taupo, New Zealand                       Box Hill, Victoria, Australia
      Johnston, South Carolina                  Tokoroa, New Zealand                     Clayton, Victoria, Australia leased
      Newberry, South Carolina               Timber Merchants - Australia                Keon Park, Victoria, Australia leased
      Sampit, South Carolina                    Sydney, New South Wales leased           Suva, Fiji leased
      Camden, Texas                             Hamilton Central, Queensland leased      Auckland, New Zealand
      Corrigan, Texas                           Mt.Gambier, South Australia              Kawerau, New Zealand
      Henderson, Texas                          Box Hill, Victoria leased                Te Rapa, New Zealand
      New Boston, Texas                         Perth, Western Australia leased
      Franklin, Virginia                     Plywood Mills
                                                Nangwarry, South Australia,
                                                   Australia

Packaging                                      Niort, France
   Case Manufacturing                          Greaker, Norway
      Suva, Fiji                               Sandarne, Sweden
      Northern, Auckland, New Zealand          Bedlington, United Kingdom
      Case South Island, Christchurch,         Chester-le-Street, United Kingdom
         New Zealand
      Hamilton, New Zealand              Chemical Cellulose Pulp
      Central, Levin, New Zealand              Natchez, Mississippi
   Carton Manufacturing
      Smithfield, New South Wales,       IP Mineral Resources
         Australia                             Houston, Texas leased
      Crestmead, Queensland,
         Australia leased                Chocolate Bayou Water Company
      Woodville, South Australia,              Alvin, Texas
         Australia
      Dandenong, Victoria,               Industrial Papers
         Australia leased                   U.S.:
      Reservoir, Victoria,                     Lancaster, Ohio
         Australia leased                      De Pere, Wisconsin
         Auckland, New Zealand                 Kaukauna, Wisconsin
   Corrugated Manufacturing                    Menasha, Wisconsin
      Melbourne, Australia leased           International:
      Sydney, Australia leased                 Heerlen, Netherlands
   Paper Bag Manufacturing
      Penrose, New Zealand               Polyrey
   Paper Cups                                  Bergerac, France
      Brisbane, Queensland, Australia             (Couze Mill)
   Packaging and Tissue Head Office            Ussel, France
      South Yarra, Victoria,
         Australia leased
   Graphics (Pre-Press)
      Mentone, Victoria, Australia

SPECIALTY BUSINESSES AND OTHER

Chemicals
   U.S.:
      Panama City, Florida
      Pensacola, Florida
      Port St. Joe, Florida
      Savannah, Georgia
      Valdosta, Georgia
      Picayune, Mississippi
      Dover, Ohio
   International:
      Oulu, Finland
      Valkeakoski, Finland