Form 10-Q
period 2003-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2003-05-14
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________

                                   ----------

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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of April 30, 2003 was 478,935,506.

================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Statement of Earnings -
            Three Months Ended March 31, 2003 and 2002                       1

         Consolidated Balance Sheet -
            March 31, 2003 and December 31, 2002                             2

         Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 2003 and 2002                       3

         Consolidated Statement of Common Shareholders' Equity -
            Three Months Ended March 31, 2003 and 2002                       4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

         Financial Information by Industry Segment                          21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

Item 4.  Controls and Procedures                                            24

PART II. Other Information

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities                                               *

Item 3.  Defaults upon Senior Securities                                     *

Item 4.  Submission of Matters to a Vote of Security Holders                 *

Item 5.  Other Information                                                  26

Item 6.  Exhibits and Reports on Form 8-K                                   27

Signatures                                                                  28

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                            2003      2002
                                                                           ------   -------
Net Sales                                                                  $6,075   $ 6,038
                                                                           ------   -------
Costs and Expenses
   Cost of products sold                                                    4,506     4,465
   Selling and administrative expenses                                        497       515
   Depreciation, amortization and cost of timber harvested                    398       382
   Distribution expenses                                                      270       271
   Taxes other than payroll and income taxes                                   64        71
   Restructuring and other charges                                             23        --
                                                                           ------   -------
Total Costs and Expenses                                                    5,758     5,704
   Reversal of reserves no longer required                                     --        10
                                                                           ------   -------
Earnings Before Interest, Income Taxes, Minority
   Interest  and Cumulative Effect of Accounting Changes                      317       344
   Interest expense, net                                                      184       205
                                                                           ------   -------
Earnings Before Income Taxes, Minority
   Interest and Cumulative Effect of Accounting Changes                       133       139
   Income tax provision                                                        39        43
   Minority interest expense, net of taxes                                     40        31
                                                                           ------   -------
Earnings Before the Cumulative Effect of
   Accounting Changes                                                          54        65
   Cumulative effect of accounting changes:
      Asset retirement obligations, net of taxes                              (10)       --
      Transitional goodwill impairment charge, net of minority interest        --    (1,175)
                                                                           ------   -------
Net Earnings (Loss)                                                        $   44   $(1,110)
                                                                           ======   =======
Basic and Diluted Earnings (Loss) Per Common Share
   Earnings before the cumulative effect of accounting changes             $ 0.11   $  0.13
   Cumulative effect of accounting changes:
      Asset retirement obligations                                          (0.02)       --
      Transitional goodwill impairment charge                                  --     (2.44)
                                                                           ------   -------
   Net earnings (loss)                                                     $ 0.09   $ (2.31)
                                                                           ======   =======
Average Shares of Common Stock Outstanding                                  479.0     482.3
                                                                           ======   =======
Cash Dividends Per Common Share                                            $ 0.25   $  0.25
                                                                           ======   =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                       March 31,   December 31,
                                                                         2003          2002
                                                                       ---------   ------------
Assets
Current Assets
   Cash and temporary investments                                       $ 2,218      $ 1,074
   Accounts and notes receivable, net                                     2,959        2,780
   Inventories                                                            2,993        2,879
   Assets of businesses held for sale                                       138          128
   Other current assets                                                     891          877
                                                                        -------      -------
Total Current Assets                                                      9,199        7,738
                                                                        -------      -------
Plants, Properties and Equipment, net                                    14,109       14,167
Forestlands                                                               3,925        3,846
Investments                                                                 234          227
Goodwill                                                                  5,328        5,307
Deferred Charges and Other Assets                                         2,547        2,507
                                                                        -------      -------
Total Assets                                                            $35,342      $33,792
                                                                        =======      =======
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt               $   270      $    --
   Accounts payable                                                       2,061        2,014
   Accrued payroll and benefits                                             408          523
   Liabilities of businesses held for sale                                   41           44
   Other accrued liabilities                                              1,879        1,998
                                                                        -------      -------
Total Current Liabilities                                                 4,659        4,579
                                                                        -------      -------
Long-Term Debt                                                           14,110       13,042
Deferred Income Taxes                                                     1,812        1,765
Other Liabilities                                                         3,812        3,778
Minority Interest                                                         1,662        1,449
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures      1,805        1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.8 shares in both 2003 and 2002           485          485
   Paid-in capital                                                        6,479        6,493
   Retained earnings                                                      3,184        3,260
   Accumulated other comprehensive loss                                  (2,442)      (2,645)
                                                                        -------      -------
                                                                          7,706        7,593
   Less: Common stock held in treasury, at cost, 2003 - 5.9 shares
      2002 - 5.7 shares                                                     224          219
                                                                        -------      -------
Total Common Shareholders' Equity                                         7,482        7,374
                                                                        -------      -------
Total Liabilities and Common Shareholders' Equity                       $35,342      $33,792
                                                                        =======      =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                     Three Months Ended
                                                                           March 31,
                                                                     ------------------
                                                                       2003      2002
                                                                     -------   --------
Operating Activities
   Net earnings (loss)                                               $   44    $(1,110)
   Cumulative effect of accounting changes                               10      1,175
   Depreciation, amortization and cost of timber harvested              398        382
   Deferred income tax benefit                                           11          3
   Payments related to restructuring and legal reserves                 (90)       (70)
   Restructuring and other charges                                       23         --
   Reversal of reserves no longer required                               --        (10)
   Net losses on sales and impairments of businesses held for sale       --          4
   Other, net                                                            15        (53)
   Changes in current assets and liabilities
      Accounts and notes receivable                                    (154)      (106)
      Inventories                                                       (94)         6
      Accounts payable and accrued liabilities                           (4)        41
      Other                                                             (32)       (40)
                                                                     ------    -------
Cash Provided by Operations                                             127        222
                                                                     ------    -------
Investment Activities
   Invested in capital projects
      Ongoing businesses                                               (173)      (140)
      Businesses sold and held for sale                                  --        (13)
   Proceeds from divestitures                                            44         28
   Other                                                                (45)       (42)
                                                                     ------    -------
Cash Used for Investment Activities                                    (174)      (167)
                                                                     ------    -------
Financing Activities
   Issuance of common stock                                               6         30
   Issuance of debt                                                   1,350          1
   Reduction of debt                                                    (50)      (223)
   Change in bank overdrafts                                            (88)         3
   Purchases of treasury stock                                          (26)        (6)
   Dividends paid                                                      (120)      (121)
   Sale of minority interest                                            150         --
   Other                                                                (48)         1
                                                                     ------    -------
Cash Provided by (Used for) Financing Activities                      1,174       (315)
                                                                     ------    -------
Effect of Exchange Rate Changes on Cash                                  17          3
                                                                     ------    -------
Change in Cash and Temporary Investments                              1,144       (257)
                                                                     ------    -------
Cash and Temporary Investments
   Beginning of the period                                            1,074      1,224
                                                                     ------    -------
   End of the period                                                 $2,218    $   967
                                                                     ======    =======

The accompanying notes are an integral part of these financial statements.

                                                         INTERNATIONAL PAPER COMPANY
                                             Consolidated Statement of Common Shareholders' Equity
                                                                  (Unaudited)
                                                 (In millions, except share amounts in thousands)

                                                      Three Months Ended March 31, 2003

                                                                                   Accumulated                       Total
                                          Common Stock Issued                         Other      Treasury Stock     Common
                                          -------------------  Paid-in  Retained  Comprehensive  --------------  Shareholders'
                                             Shares  Amount    Capital  Earnings  Income (Loss)  Shares  Amount      Equity
                                            -------  ------    -------  --------  -------------  ------  ------  -------------
Balance, December 31, 2002                  484,760   $485      $6,493   $3,260      $(2,645)    5,680    $219      $7,374
Issuance of stock for various
   plans                                          2     --         (14)      --           --      (512)    (21)          7
Repurchases of stock                             --     --          --       --           --       713      26         (26)
Cash dividends - Common
   stock ($0.25 per share)                       --     --          --     (120)          --        --      --        (120)
Comprehensive income (loss):
   Net earnings                                  --     --          --       44           --        --      --          44
   Foreign currency translation
      adjustments                                --     --          --       --          200        --      --         200
   Cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $14)               --     --          --       --           30        --      --          30
      Reclassification adjustments
         for gains included in net
         income (less tax expense
         of $12)                                 --     --          --       --          (27)       --      --         (27)
                                                                                                                    ------
   Total comprehensive income                                                                                          247
                                            -------   ----      ------   ------      -------     -----    ----      ------
Balance, March 31, 2003                     484,762   $485      $6,479   $3,184      $(2,442)    5,881    $224      $7,482
                                            =======   ====      ======   ======      =======     =====    ====      ======

                                                      Three Months Ended March 31, 2002

                                                                                   Accumulated                       Total
                                          Common Stock Issued                         Other      Treasury Stock     Common
                                          -------------------  Paid-in  Retained  Comprehensive  --------------  Shareholders'
                                             Shares  Amount    Capital  Earnings  Income (Loss)  Shares  Amount      Equity
                                            -------  ------    -------  --------  -------------  ------  ------  -------------
Balance, December 31, 2001                  484,281   $484      $6,465   $ 4,622     $(1,175)     2,693   $105      $10,291
Issuance of stock for various
   plans                                        367      1           6        --          --       (975)   (38)          45
Repurchases of stock                             --     --          --        --          --        160      6           (6)
Cash dividends - Common
   stock ($0.25 per share)                       --     --          --      (121)         --         --     --         (121)
Comprehensive income (loss):
   Net loss                                      --     --          --    (1,110)         --         --     --       (1,110)
   Foreign currency translation
      adjustments                                --     --          --        --          45         --     --           45
   Cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $7)                --     --          --        --          20         --     --           20
      Reclassification adjustments
         for losses included in net
         income (less tax benefit of $8)         --     --          --        --          19         --     --           19

                                                                                                                    -------
   Total comprehensive loss                                                                                          (1,026)
                                            -------   ----      ------   -------     -------      -----   ----      -------
Balance, March 31, 2002                     484,648   $485      $6,471   $ 3,391     $(1,091)     1,878   $ 73      $ 9,183
                                            =======   ====      ======   =======     =======      =====   ====      =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002, which has previously been filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share before the cumulative effect of accounting changes were computed by dividing earnings before the cumulative effect of accounting changes by the weighted average number of common shares outstanding. Earnings per common share before the cumulative effect of accounting changes, assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share before the cumulative effect of accounting changes, and earnings per common share before the cumulative effect of accounting changes, assuming dilution, is as follows:

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
In millions, except per share amounts                      2003     2002
-------------------------------------                     ------   ------
Earnings before the cumulative effect of
   accounting changes                                     $   54   $   65
Effect of dilutive securities                                 --       --
                                                          ------   ------
Earnings before the cumulative effect of
   accounting changes - assuming dilution                 $   54   $   65
                                                          ======   ======

Average common shares outstanding                          479.0    482.3
Effect of dilutive securities
   Stock options                                             1.1      2.0
                                                          ------   ------
Average common shares outstanding - assuming dilution      480.1    484.3
                                                          ======   ======
Earnings per common share before the cumulative
   effect of accounting changes                           $ 0.11   $ 0.13
                                                          ======   ======
Earnings per common share before the cumulative
   effect of accounting changes - assuming dilution       $ 0.11   $ 0.13
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

NOTE 3 - MERGERS AND ACQUISITIONS

In December 2002, Carter Holt Harvey acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.

NOTE 4 -RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

During the first quarter of 2003, special charges totaling $23 million before taxes and minority interest ($14 million after taxes and minority interest) were recorded for asset shutdowns of excess internal capacity and cost reduction actions. This amount included a $2 million charge for asset write-downs and a $21 million charge for severance and other charges. The following table presents additional detail related to the $23 million charge:

                                          Asset      Severance
In millions                            Write-downs   and Other   Total
-----------                            -----------   ---------   -----
Industrial Packaging             (a)       $--          $ 2       $ 2
Specialty Businesses and Other   (b)         2           18        20
Carter Holt Harvey               (c)        --            1         1
                                           ---          ---       ---
                                           $ 2          $21       $23
                                           ===          ===       ===

(a) The Industrial Packaging business implemented a plan to reorganize the Creil and Mortagne locations in France into a single complex. Charges associated with the reorganization include $1 million for severance costs covering the termination of 31 employees and other cash costs of $1 million.

(b) Arizona Chemical recorded a charge of $1 million for severance costs for 51 employees associated with the Valkeakoski, Finland plant closure. Chemical Cellulose implemented a plan to shut down the Natchez, Mississippi dissolving pulp mill by mid-2003. Charges associated with this shutdown included a $1 million charge to write down assets to their salvage value and $12 million of severance costs covering the termination of 141 employees in April and other employees to be terminated upon closure. Additional shutdown charges, estimated at approximately $40 million, for additional severance and closure costs will be recorded in the second quarter of 2003. Additionally, Industrial Papers approved a plan to restructure converting operations at the Kaukauna, Wisconsin facility, modify its release products organization and implement division-wide productivity improvement actions. Charges associated with these plans included $1 million to write down assets to their salvage value and $5 million of severance costs covering the termination of 130 employees.

(c) Carter Holt Harvey recorded a charge of $1 million for severance costs for 33 employees associated with a headcount reduction initiative.

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the last three quarters of 2002, restructuring and other charges totaling $695 million before taxes and minority interest ($435 million after taxes and minority interest) were recorded. These charges included a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) including $80 million for asset shutdowns of excess internal capacity and $119 million for severance and other charges, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. In addition, a $58 million pre-tax credit ($36 million after taxes) was recorded in the last three quarters of 2002, including $35 million for the reversal of 2001 and 2000 reserves no longer required and $23 million for the reversal of excess Champion purchase accounting reserves.

The following table presents a roll forward of the cumulative severance and other costs included in the 2002 restructuring plans:

                                                                       Severance
In millions                                                            and Other
-----------                                                            ---------
Opening balance - second quarter 2002                                    $ 37
   Additions - third quarter 2002                                          10
   Additions - fourth quarter 2002                                         72
   Cash charges - 2002                                                    (15)
   Cash charges - first quarter 2003                                      (43)
                                                                         ----
Balance, March 31, 2003                                                  $ 61
                                                                         ====

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of March 31, 2003, 1,436 employees had been terminated.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that additional charges will be incurred in future periods in our businesses should such triggering events occur.

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Businesses Held for Sale:

Sales and operating earnings for each of the three month periods ended March 31, 2003 and 2002 for smaller businesses currently held for sale, as well as results for businesses sold through their respective divestiture dates, were:

--------------------------------------------------------------------------------
In millions                                                          2003   2002
--------------------------------------------------------------------------------
Sales                                                                 $34   $129
Operating Profit                                                       --      1

The sales and operating earnings for these businesses are included in Specialty Businesses and Other in management's discussion and analysis. The assets of businesses held for sale, totaling $138 million at March 31, 2003, are included in Assets of businesses held for sale in Current Assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $41 million at March 31, 2003, are included in Liabilities of businesses held for sale in Current Liabilities in the accompanying consolidated balance sheet.

In June 2002, International Paper announced that it would discontinue efforts to divest its Arizona Chemical and Industrial Papers businesses after these efforts did not generate acceptable offers. International Paper has made a decision to operate these two businesses. International Paper discontinued efforts to divest the Chemical Cellulose Pulp business in February 2002, and in January 2003, announced it would close the Natchez mill comprising this business in mid-2003.

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

                                                        March 31,   December 31,
In millions                                               2003          2002
-----------                                             ---------   ------------
Raw materials                                             $  420       $  469
Finished pulp, paper and packaging products                1,789        1,694
Finished lumber and panel products                           194          158
Operating supplies                                           534          517
Other                                                         56           41
                                                          ------       ------
   Total                                                  $2,993       $2,879
                                                          ======       ======

Temporary investments with maturities of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.8 billion and $689 million at March 31, 2003 and December 31, 2002, respectively.

Interest payments during the three-month periods ended March 31, 2003 and 2002 were $184 million and $271 million, respectively. Capitalized net interest costs were $2 million for both the three months ended March 31, 2003 and 2002. Total interest expense was $210 million for the first three months of 2003 and $231 million for the first three months of 2002. Income tax payments of $33 million and $19 million were made during the first three months of 2003 and 2002, respectively. Distributions paid under all of International Paper's preferred securities of subsidiaries were $37 million during the first three months of both 2003 and 2002, and are included in minority interest expense.

Accumulated depreciation was $18.2 billion at both March 31, 2003 and December 31, 2002. The allowance for doubtful accounts was $158 million at March 31, 2003 and $169 million at December 31, 2002.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Asset Retirement Obligations:

Effective January 1, 2003, International Paper adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year using a credit-adjusted risk-free rate.

International Paper's asset retirement obligations under this standard generally relate to closure costs for landfills and other environmental liabilities resulting from the normal operations of long-lived assets. The estimated future liability was determined using historical experience in other similar landfill closures and federal and state regulatory requirements. The liability was discounted using a credit-adjusted risk-free rate of approximately 5%. Revisions to the liability could occur due to changes in the estimated costs or timing of environmental closures, or possible new federal or state regulations affecting these closures.

Upon adoption of SFAS No. 143, International Paper recorded a discounted liability of $22 million, increased Property, plant and equipment, net by $7 million and recognized a one-time cumulative effect charge of $10 million (net of deferred tax benefit of $5 million). Pro forma effects on earnings from continuing operations before the cumulative effect of the accounting change for the three months ended March 31, 2002, assuming the adoption of SFAS No. 143 as of January 1, 2002, were not material to net earnings or earnings per share. No additional liabilities were incurred or settled during the three-month period ended March 31, 2003.

Costs Associated with Exit or Disposal Activities:

International Paper adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003, with no material effect on the Company's financial position or results of operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

International Paper has established reserves relating to certain liabilities associated with exterior siding and roofing products manufactured by its former Masonite subsidiary, which were the subject of settlements in three nationwide class action lawsuits. These lawsuits, which were settled during 1998 and 1999, are discussed in detail in Note 11 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2002.

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers because of their refusal to indemnify International Paper and Masonite for claims paid as a result of the settlement of the lawsuit entitled Judy Naef
v. Masonite and International Paper (Hardboard Lawsuit) and the refusal of one insurer, Employer's Insurance of Wausau, to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite's claim that Wausau breached its duty to defend was conducted in a state court in California. The jury found that Wausau had breached its duty to defend Masonite and awarded Masonite $13 million for its expense to defend the Hardboard Lawsuit; an additional $12 million in attorneys' fees and interest for Masonite's expense to prosecute the duty to defend its case against Wausau based on a finding that Wausau had acted in bad faith; and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys' fees based on the finding that Wausau had acted in bad faith. As of March 31, 2003, all post-trial motions brought by Wausau seeking to upset the jury verdict have been denied, but no judgment has been entered by the court. Masonite has agreed to pay amounts equal to the proceeds of its bad faith and punitive damage award to International Paper and has assigned its breach of contract claim against Wausau to International Paper. The trial of International Paper's and Masonite's claims for indemnification began in April 2003. Because of the uncertainties inherent in the litigation, International Paper is unable to estimate the amount that it will recover against those insurance carriers. However, as of April 22, 2003, International Paper had received an aggregate of $91 million from certain of its insurance carriers, and had signed a settlement agreement with one of its insurers that provides for the payment to International Paper of an additional $10 million in January 2004.

Under a financial collar arrangement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded $165 million. The arrangement with the third party is in excess of insurance otherwise available to International Paper, which is the subject of the separate litigation referred to above. Accordingly, International Paper believes that the obligation of the third party with respect to this financial collar does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect its right to collect insurance coverage available to it and Masonite under the insurance policies, which are the subject of this separate litigation. At December 31, 2001, International Paper had received the $100 million. A dispute between International Paper and the third party concerning a number of issues, including the timing of International Paper's obligation to repay the third party is the subject of an arbitration commenced in 2002 by the third party in London, England. The arbitration hearing is expected to take place in February 2004.

The following table presents an analysis of the net reserve activity related to these lawsuits for the three months ended March 31, 2003.

RESERVE ANALYSIS

--------------------------------------------------------------------------------
                                                 Hard-   Omni-
In millions                                      board   wood    Woodruf   Total
--------------------------------------------------------------------------------
Balance, December 31, 2002                       $357    $138      $12     $507
Payments                                          (41)     (6)      (1)     (48)
Insurance collections                              --      --       --       --
                                                 ----    ----      ---     ----
Balance, March 31, 2003                          $316    $132      $11     $459
                                                 ====    ====      ===     ====

The following table shows an analysis of claims statistics related to these lawsuits for the three months ended March 31, 2003.

CLAIMS STATISTICS

-------------------------------------------------------------------------------------------------------------
In thousands                   Hardboard            Omniwood            Woodruf            Total
No. of                      Single    Multi-    Single    Multi-    Single   Multi-   Single   Multi-
Claims Pending              Family    Family    Family    Family    Family   Family   Family   Family   Total
-------------------------------------------------------------------------------------------------------------
December 31, 2002           28.6        4.0       1.9       0.4      1.1       0.3     31.6      4.7     36.3
No. of Claims Filed         11.2        2.9       0.9       0.1      0.2        --     12.3      3.0     15.3
No. of Claims Paid          (8.1)      (2.0)     (0.9)     (0.2)    (0.3)       --     (9.3)    (2.2)   (11.5)
No. of Claims Dismissed     (5.1)      (1.3)     (0.3)       --     (0.1)       --     (5.5)    (1.3)    (6.8)
March 31, 2003              26.6        3.6       1.6       0.3      0.9       0.3     29.1      4.2     33.3


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

NOTE 9 - DEBT

In March 2003, International Paper completed a private placement with registration rights of $300 million 3.80% notes due April 1, 2008 and $700 million 5.30% notes due April 1, 2015. Proceeds from the notes, which totaled approximately $992 million, will be used to redeem certain preferred securities of a wholly owned subsidiary, to refinance certain long-term debt and for general corporate purposes.

NOTE 10 - PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR plus a defined margin. Southeast Timber, which through a subsidiary holds approximately
1.5 million acres of forestlands in the southern United States, will be International Paper's primary vehicle for future sales of southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The securities are included in minority interest in International Paper's consolidated balance sheet.

The agreement with the private investor also places certain limitations on International Paper's ability to sell forestlands in the southern United States outside of Southeast Timber without either the investor's consent or upon a cash contribution of up to a maximum of $80 million to Southeast Timber, its consolidated subsidiary. In addition, because Southeast Timber is a separate legal entity, the assets of Southeast Timber and its subsidiaries, consisting principally of forestlands having a book value of approximately $430 million, will not be available to satisfy future liabilities and obligations of International Paper, although the value of International Paper's interests in Southeast Timber and its subsidiaries will be available for these purposes.

NOTE 11 - STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of nonemployee members of the Board of Directors who are not eligible for awards. The Company accounts for stock options granted under the plan using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." These plans are discussed in detail in Note 18 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2002. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
In millions                                                     2003     2002
-----------                                                    -----   -------
Net income (loss), as reported                                 $  44   $(1,110)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                    (10)      (12)
                                                               -----   -------
Pro forma net income (loss)                                    $  34   $(1,122)
                                                               =====   =======

Earnings (loss) per share:
   Basic - as reported                                         $0.09   $ (2.31)
                                                               =====   =======
   Basic - pro forma                                           $0.07   $ (2.33)
                                                               =====   =======

   Diluted - as reported                                       $0.09   $ (2.31)
                                                               =====   =======
   Diluted - pro forma                                         $0.07   $ (2.33)
                                                               =====   =======

The effect on the three months ended March 31, 2003 and 2002 pro forma net earnings, earnings per common share and earnings per common share-assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future periods due to the vesting period of stock options and the potential for issuance of additional stock options in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper Company (the "Company" or "International Paper"), reported net earnings of $44 million, or $.09 per share, in the 2003 first quarter. This compared with a net loss of $1.1 billion, or $2.31 per share, in the first quarter of 2002 and a net loss of $130 million, or $.27 per share, in the fourth quarter of 2002. Amounts include the cumulative effect of accounting changes.

First-quarter 2003 net sales totaled $6.1 billion, compared with $6.0 billion in the first quarter of 2002 and $6.3 billion in the fourth quarter of 2002.

Before the cumulative effect of accounting changes, earnings for the first quarter of 2003 were $54 million compared with $65 million in the 2002 first quarter and a loss of $130 million in the fourth quarter of 2002.

Compared with the fourth quarter of 2002, earnings for the first quarter of 2003 were negatively impacted by increased energy and wood fiber costs as poor weather conditions hampered harvesting activity and delivery of raw materials. Cost reduction efforts continued to benefit earnings but these effects were offset by unfavorable mill operating results in January and February partially due to the winter weather. Reduced forestland sales and higher pension and tax costs also contributed to the earnings decline, although the quarter also benefited from lower interest expense. Fourth quarter 2002 results also included $290 million of net special items, principally for restructuring costs and additional exterior siding legal reserves.

Compared with the first quarter of 2002, higher average prices, increased average sales volumes, the impact of prior capacity rationalizations and lower interest expense contributed to higher earnings in the current quarter, while increased energy and raw material costs and higher pension expense were negative factors.

During the quarter, International Paper took approximately 220,000 tons of downtime, including 60,000 tons for lack-of-orders, compared with approximately 400,000 tons of downtime in the fourth quarter of 2002, which included 270,000 tons for lack-of-orders. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack-of-orders are expensed in the periods that they are taken.

Segment Operating Profits

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include charges for asset shutdowns of excess internal capacity and cost reduction actions and the reversal of reserves no longer required. The following table presents a reconciliation of International Paper's net earnings to its operating profit for each of the three months ended:

                                                              March 31,   March 31,
In millions                                                     2003        2002
-----------                                                   ---------   ---------
Net Earnings (Loss)                                             $ 44       $(1,110)
Add back: Cumulative effect of accounting changes                 10         1,175
                                                                ----       -------
Earnings Before the Cumulative Effect of Accounting Changes       54            65
Add back: Income tax provision                                    39            43
          Minority interest expense, net of taxes                 40            31
                                                                ----       -------
Earnings Before Taxes and Minority Interest                      133           139
Interest expense, net                                            184           205
Minority interest included in operations                         (18)          (10)
Corporate items                                                   88            94
Special items:
   Restructuring charges                                          23            --
   Reversal of reserves no longer required                        --           (10)
                                                                ----       -------
Segment Operating Profit                                        $410       $   418
                                                                ====       =======

Results for the first quarter of 2003 included a charge of $10 million after taxes for the cumulative effect of an accounting change to record the transitional charge for the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Results for the first quarter of 2002 included a charge of $1.2 billion after minority interest for the cumulative effect of an accounting change to record the transitional impairment charge for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Net interest expense was $184 million in the first quarter of 2003 compared with $205 million in the first quarter of 2002, reflecting the refinancing of higher rate debt during 2002. The increase in Minority interest reflects higher earnings in the 2003 first quarter for the Company's non wholly-owned subsidiaries, principally Carter Holt Harvey Limited.

Special items in the first quarter of 2003 included a charge of $23 million before taxes and minority interest ($14 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions. This amount included $2 million for asset write-downs to estimated realizable value and $21 million for severance and other charges. First-quarter 2002 special items included a $10 million pre-tax credit ($7 million after taxes) for the reversal of reserves no longer required.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the first quarter of 2003.

Printing Papers

                                            2003                  2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                       $1,885        $1,820        $1,910
Operating Profit                               122            76           157

Printing Papers net sales for the first quarter of 2003 were 4% higher than the first quarter of 2002 and were slightly lower than the fourth quarter of 2002. Operating profits in the first quarter of 2003 were 61% higher than the first quarter of 2002 and were 22% lower than the fourth quarter of 2002. Compared with the first quarter of 2002, Printing Papers' first quarter of 2003 earnings benefited from higher average prices, increased volume and lower administrative costs partially offset by higher raw material costs. Increased energy, fiber costs and the impact of a severe winter in the United States resulted in lower earnings in the first quarter of 2003 compared with the 2002 fourth quarter. Printing Papers took approximately 70% less market related downtime in the first quarter of 2003 compared with both the first and fourth quarters of 2002. Uncoated freesheet sales volumes increased slightly during the quarter while average prices remained about flat. Prices for pulp improved during the quarter from very low levels in late 2002, contributing to a reduction in operating losses for this business compared with the previous quarter. Although coated paper shipments were down, reflecting lower levels of advertising in the current uncertain economic environment, average prices were higher as previously announced price increases began to be realized in the 2003 first quarter. European Papers' first quarter earnings benefited from solid mill operations, higher volumes, and favorable foreign exchange rates, although average prices in local currency were lower than in the previous quarter. In Brazil, operating profits decreased slightly from the fourth quarter of 2002 as lower volumes offset the benefit of higher average prices. The focus of this segment for the second quarter will be on maintaining market place momentum, managing manufacturing and overhead costs, and improving operating efficiencies.

Industrial and Consumer Packaging

                                             2003                 2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                       $1,500        $1,460        $1,540
Operating Profit                                89           128           116

Industrial and Consumer Packaging net sales for the first quarter of 2003 were 3% higher than in the first quarter of 2002, but were 3% lower than in the fourth quarter of 2002. Operating profits for the first quarter of 2003 were down 30% and 23%, respectively, from the first and fourth quarters of 2002 primarily as a result of increased energy and fiber costs. Lack-of-order downtime in the first quarter of 2003 declined 70% and 82% from the first and fourth quarters of 2002, respectively.

Sales volumes in 2003 for the Industrial Packaging business increased from the first quarter of 2002, although overall average prices declined. Average domestic box prices were down slightly versus the fourth quarter of 2002 while volumes improved modestly. Average containerboard prices also were lower, while sales volumes reflected a small improvement. Containerboard shipments to domestic customers were stronger despite sluggish U.S. box demand. The weakening U.S. dollar and accelerated sales activities overseas helped to mitigate the soft domestic market conditions.

Consumer Packaging's 2003 first quarter sales volumes reflected a seasonal slowdown from the fourth quarter of 2002. Bleached board prices were up slightly due to improved mix, and volumes were flat. Higher energy, fiber and polyethylene costs as well as poor weather conditions adversely impacted operating results. Operating results for the converting businesses reflected a seasonal weakness versus the previous quarter.

In the coming months, economic conditions are not expected to improve significantly. However, a seasonal improvement in demand should favorably impact our results for the second quarter. Improved operational performance and continued focus on cost reduction and control efforts should also favorably impact earnings.

Distribution

                                             2003                 2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                       $1,530        $1,535        $1,630
Operating Profit                                15            18            28

Distribution's 2003 first-quarter sales were flat compared with the first quarter of 2002 and were 6% less than in the fourth quarter of 2002. Operating profits in the 2003 first quarter were 17% lower than in the first quarter of 2002 and were 46% lower than in the fourth quarter of 2002, primarily due to lower sales volumes and increased energy costs that affected both warehousing and delivery costs. Sales were flat in the first quarter of 2003 versus the 2002 first quarter as lower sales in commercial printing were offset by an increase in packaging sales. Compared with the 2002 fourth quarter, demand was seasonally lower across all market segments. Although the general market conditions remained depressed, an increased focus on key customers and a higher margin product mix has helped bolster operating results. Distribution continues to reduce controllable overhead costs through headcount reductions associated with facility consolidations and efficiency initiatives in transaction processing. Bad debt expense improved during the quarter to a more normal level. With the expected modest seasonal strengthening during the second quarter and continued momentum of our cost control initiatives, we expect improved earnings in the second quarter of 2003.

Forest Products

                                             2003                 2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                        $675          $765          $765
Operating Profit                              161           176           156

Forest Products 2003 first-quarter net sales were 12% lower than in both the first and fourth quarters of 2002. Operating profits were 3% higher than the fourth quarter of 2002 but were 9% lower than the first quarter of 2002. The decline in first-quarter earnings compared with the same period in 2002 reflected lower harvest volumes, average stumpage prices and forestland sales in our forestlands operations, and lower volumes and average prices in the lumber and plywood businesses. Compared with the fourth quarter of 2002, the increase in operating profits in the first quarter of 2003 reflects higher average lumber prices and reduced overhead and forest operations expenses, and lower raw material costs in our wood products businesses offset in part by lower forestland and timber sales. In addition, wet weather conditions had a negative impact on earnings in this segment in the first quarter of 2003. Average prices for pine pulpwood decreased 3% and pine sawtimber decreased 10% during the quarter. Earnings from sales of timberlands were about $20 million less than in the fourth quarter of 2002. Compared with the fourth quarter of 2002, sales volumes in wood products were slightly lower overall due mainly to weather-related conditions, although the effect on earnings was more than offset by an increase in average lumber prices. International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volumes of such sales.

Carter Holt Harvey

                                             2003                 2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                        $500          $410          $520
Operating Profit                               16            10            16

Carter Holt Harvey's 2003 first-quarter sales were 22% higher than the first quarter of 2002 and were 4% lower than the fourth quarter of 2002. Operating profits in the first quarter of 2003 were 60% higher than the first quarter of 2002 and were flat compared with the fourth quarter of 2002. The strong 2003 first quarter reflected a continuation of strong housing markets in Australia and New Zealand, improved average pricing, and a continued focus on cost control measures. A stronger New Zealand dollar versus the U.S. dollar also had a positive effect on International Paper's translated operating results. Compared with the previous quarter, Forests' 2003 first-quarter sales volumes declined slightly. Earnings were also unfavorably impacted by weaker domestic prices and increased distribution costs. The Wood Products business benefited from the continued strength of housing construction markets. Sales volumes in the Australian lumber and plywood business were up compared with the same quarter last year and were slightly higher than the previous quarter. The Pulp and Paper business was negatively impacted during the first quarter of 2003 by a strike at the Kinleith mill. Prices, however, improved during the quarter. The Tissue business reflected lower earnings compared with the seasonally strong fourth quarter of 2002. The Packaging business performed well with a seasonal decline in earnings compared with the 2002 fourth quarter but higher than the same quarter last year, reflecting the contribution from cost savings programs and improved sales volumes. Looking forward to the second quarter of 2003, overall business conditions are expected to be comparable to those in the first quarter. The resolution of the Kinleith mill strike, as well as higher hydroelectric energy costs due to very dry weather conditions, are likely to affect second quarter operating results.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects: (1) Carter Holt Harvey's earnings include only our share of Carter Holt Harvey's operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey's sales.
(2) Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars. (3) Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. The major differences relate to cost of timber harvested (COTH), goodwill amortization, pensions, deferred taxes and financial instruments.

Specialty Businesses and Other

                                             2003                 2002
                                         -----------   -------------------------
In millions                              1st Quarter   1st Quarter   4th Quarter
-----------                              -----------   -----------   -----------
Sales                                        $350          $420          $330
Operating Profit                                7            10            13

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Industrial Papers and Chemical Cellulose Pulp. Also included are businesses identified in our divestiture program whose results are included in this segment for periods prior to their sale. First-quarter 2003 net sales were 17% less than the first quarter of 2002 and were 6% higher than the fourth quarter of 2002. Operating profits in the first quarter of 2003 were 30% and 46% lower than the first and fourth quarters of 2002, respectively, as a result of losses in the Chemical Cellulose Pulp business. The segment was negatively impacted by higher raw material costs in the current quarter versus the prior quarter. Operating profits in our Arizona Chemical and Industrial Papers businesses were slightly lower than the 2002 fourth quarter due to lower average prices while sales volumes were relatively flat. In January 2003, we announced the planned closure of the Natchez, Mississippi Chemical Cellulose dissolving pulp mill by mid-2003.

Corporate Items

Corporate items, net, were $88 million for the 2003 first quarter, slightly lower than the $94 million in the first quarter of 2002, but higher than the $51 million in the fourth quarter of 2002 which was lower than normal due to a gain from the sale of shares received from an insurance company demutualization. Higher pension expenses and supply chain initiative costs, partially offset by lower benefit costs, also contributed to the increase versus the fourth quarter of 2002. These items were also factors versus the prior year first quarter, but were offset by favorable natural gas hedging costs compared with the 2002 first quarter.

Liquidity and Capital Resources

Cash provided by operations totaled $127 million for the first three months of 2003 compared with $222 million for the comparable 2002 period. Increased working capital requirements of $284 million in the first quarter of 2003, reflecting slightly higher accounts and notes receivable and inventory balances, led to the operating cash flow decrease.

Investments in capital projects totaled $173 million and $153 million for the first three months of 2003 and 2002, respectively. Full year capital spending for 2003 is now expected to be approximately $1.1 billion, below projected depreciation and amortization charges.

Financing activities for the first three months of 2003 included a $1.3 billion net increase in debt versus a $222 million net reduction in the comparable 2002 three-month period. In March 2003, International Paper completed the private placements of $300 million of 3.80% notes due April 1, 2008 and $700 million of 5.30% notes due April 1, 2015. The proceeds from these notes will be used to redeem certain preferred securities and retire other maturing debt balances later in 2003.

Also during the 2003 first quarter, approximately 713,000 shares were added to treasury stock at a cost of $26 million, while 512,000 treasury shares were issued for various incentive plans, including stock option exercises that generated $6 million of cash. In the 2002 three-month period, approximately 160,000 shares were added to treasury stock at a cost of $6 million with approximately 975,000 treasury shares issued for various incentive plans, including stock option exercises that generated $30 million of cash. Common stock dividend payments were $.25 per share for both the 2003 and 2002 three-month periods.

In March 2003, International Paper sold a minority interest in Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, to a private investor for $150 million. Southeast Timber, through a subsidiary, holds approximately 1.5 million acres of forestlands in the southern United States, and will be the primary vehicle for selling International Paper's southern forestlands over the next five years. Southeast Timber and its subsidiaries will continue to be consolidated by International Paper. The private investor is entitled to an annual preferred dividend based on LIBOR plus a defined margin. The $150 million third-party interest is included in minority interest in International Paper's consolidated balance sheet.

At March 31, 2003, cash and temporary investments totaled $2.2 billion compared with $1.1 billion at December 31, 2002.

In March 2003, International Paper renegotiated its $1.5 billion commercial paper credit facility. The facility now has a maturity of March 2006. This facility was unused at March 31, 2003.

International Paper believes its capital resources remain adequate to fund expected working capital requirements.

Other

The effective income tax rate before the cumulative effect of accounting changes was 29% and 31% for the 2003 and 2002 three-month periods, respectively, which include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given quarter, but may not recur in subsequent quarters. Management believes that the effective tax rate computed after excluding these special or unusual items provides a better estimate of the rate that could be expected in future quarters of the current calendar year if no additional special or unusual items were to occur in those quarters. The effective tax rate for the three-month periods ended March 31, 2003 and 2002 excluding these special and unusual items was 31% in both periods.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, "Accounting for Contingencies," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," and SFAS No. 109, "Accounting for Income Taxes." The following is a discussion of the impact of these accounting policies on International Paper:

Contingent Liabilities. Accruals for contingencies including legal and environmental matters are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 11 of the Notes to Consolidated Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2002, reserves for projected future claims settlements relating to exterior siding products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. When deemed appropriate, International Paper utilizes independent third parties to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

Impairment of Long-Lived Assets and Goodwill. An impairment of a long-lived asset exists when the asset carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances will be performed in the third quarter of each year. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

Pension and Postretirement Benefit Obligations. The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with International Paper's consulting actuary, and are dependent upon various assumptions. These assumptions include the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates, and mortality rates.

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

Significant Accounting Estimates

Pension Accounting. Net pension expense reported in operating income totaled approximately $1.4 million for International Paper's U.S. plans for the three months ended March 31, 2003, or about $19.5 million lower than the pension income amount recorded for the first three months of 2002. Net pension expense for non-U.S. plans was about $11 million and $6 million for the three-month periods in 2003 and 2002, respectively. The decrease in U.S. plan pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 8.75% for 2003 from 9.25% for 2002, and reductions in the discount rate (6.50% for 2003 and 7.25% for 2002) and assumed rate of future compensation increase (3.75% for 2003 and 4.5% for 2002).

After consultation with our actuaries, International Paper determines these actuarial assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. The market value of plan assets for International Paper's U.S. plans at December 31, 2002, totaled approximately $5.6 billion, consisting of approximately 60% equity securities, 30% fixed income securities, and 10% real estate and other assets. Plan assets included approximately $25 million of International Paper common stock that was sold in the first quarter of 2003.

At December 31, 2002, the market value of assets was less than the accumulated benefit obligation for International Paper's qualified pension plans and, accordingly, a minimum liability of approximately $1.0 billion was established with an after tax charge of approximately $1.5 billion to Shareholders' equity, with no impact on earnings or cash flows. If the difference between the market value of plan assets and the accumulated benefit obligation increases by the next plan measurement date, normally December 31, 2003, a further increase to the recorded minimum liability would be required, with an additional charge to Shareholders' equity. Factors that could cause this difference to increase include a further decline in the market value of plan assets or a decrease in the discount rate used to compute the accumulated benefit obligation. During the first quarter of 2003, the actual return on plan assets for these plans has been below the expected long-term rate of return. While International Paper may elect to make voluntary contributions to its plans in the coming years, it is unlikely that there will be any required minimum contributions to the plans before 2005 unless interest rates decline below current levels or investment performance is significantly below projections.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional expense of $10 million and $12 million would have been recorded in the first quarters of 2003 and 2002, respectively, decreasing the reported earnings per share by 22% to $0.07 in the first quarter of 2003 and increasing the reported loss per share by 1% to ($2.33) in the first quarter of 2002.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, "will," "may," "should," "continue," "anticipate," "believe," "expect," "plan," "appear," "project," "estimate," "intend," and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the timing and strength of an economic recovery, changes in interest rates and plan asset values which could have an impact on reported earnings and shareholders' equity, the strength of demand for the Company's products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Sales by Industry Segment

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2003     2002
                                                                ------   ------
Printing Papers                                                 $1,885   $1,820
Industrial and Consumer Packaging                                1,500    1,460
Distribution                                                     1,530    1,535
Forest Products                                                    675      765
Carter Holt Harvey                                                 500      410
Specialty Businesses and Other (1)                                 350      420
Corporate and Inter-segment Sales                                 (365)    (372)
                                                                ------   ------
Net Sales                                                       $6,075   $6,038
                                                                ======   ======

Operating Profit by Industry Segment

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003    2002
                                                                -----   -----
Printing Papers                                                 $ 122   $  76
Industrial and Consumer Packaging                                  89     128
Distribution                                                       15      18
Forest Products                                                   161     176
Carter Holt Harvey                                                 16      10
Specialty Businesses and Other (1)                                  7      10
                                                                -----   -----
Operating Profit                                                  410     418
Interest expense, net                                            (184)   (205)
Minority interest (2)                                              18      10
Corporate items, net                                              (88)    (94)
Restructuring and other charges                                   (23)     --
Reversal of reserves no longer required                            --      10
                                                                -----   -----
Earnings before income taxes,
   minority interest, and cumulative effect
   of accounting changes                                        $ 133   $ 139
                                                                =====   =====

(1) Includes Arizona Chemical, Industrial Papers, Chemical Cellulose Pulp and businesses identified in our divestiture program.

(2) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, and cumulative effect of accounting changes.

                           INTERNATIONAL PAPER COMPANY
                         SALES VOLUMES BY PRODUCT (1)(2)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2003    2002
                                                                 -----   -----
Printing Papers (In thousands of short tons)
   Uncoated Papers and Bristols                                  1,604   1,621
   Coated Papers                                                   506     509
   Market Pulp                                                     631     611

Packaging (In thousands of short tons)
   Containerboard                                                  586     504
   Bleached Packaging Board                                        340     314
   Kraft                                                           150     173
   Industrial and Consumer Packaging                             1,117   1,113

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis)                                   506     779
   Lumber (board feet)                                             964   1,005
   MDF and Particleboard (sq. ft. 3/4"- basis)                     147     179

(1) Sales volumes include third party and inter-segment sales and 100% of volumes sold by Carter Holt Harvey.

(2)  Volumes for divested businesses are included through the date of sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 25 and 56 through 58 of International Paper's Annual Report to Shareholders for the year ended December 31, 2002 as previously filed on Form 10-K, which information is incorporated herein by reference.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Act, are updated as follows:

Exterior Siding and Roofing Litigation: A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 8 in this Form 10-Q.

Other Litigation: In March and April 2000, Champion and 10 members of its board of directors were served with six lawsuits that were filed in the Supreme Court for the State of New York, New York County. Each of the suits purported to be a class action filed on behalf of Champion shareholders and alleged that the defendants breached their fiduciary duties in connection with the proposed merger with UPM-Kymmene Corporation and the merger proposal from International Paper. On September 26, 2002, the parties signed a stipulation of settlement providing for the settlement and final disposition of this lawsuit. Pursuant to the stipulation, International Paper will donate $100,000 to a law school designated by the Court to fund educational programs in support of corporate governance and shareholder rights. International Paper will also pay such attorneys' fees and expenses of plaintiffs' counsel as may be awarded by the Court, up to $300,000. The Court held a hearing on the fairness of the proposed settlement on February 10, 2003. On April 23, 2003, the Court entered an order approving the settlement.

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. The cases have been consolidated. The plaintiffs in these consolidated cases sought certification on behalf of both corrugated sheet purchasers and corrugated container purchasers. On September 4, 2001, the district court certified both classes. Defendants filed a petition appealing the certification order, which the Court of Appeals for the Third Circuit, in its discretion, granted. On September 5, 2002, the Court of Appeals for the Third Circuit affirmed the district court's certification decision. On January 14, 2003, the defendants filed a petition for certiorari with the U.S. Supreme Court seeking a review of the Court of Appeals decision; the Supreme Court denied the petition on April 21, 2003. Discovery in the case is ongoing.

Environmental

In February 2000, the Town of Lyman, South Carolina issued an administrative order alleging past violations of a wastewater pretreatment permit at the former Union Camp folding carton facility in Spartanburg, South Carolina. International Paper has satisfied the terms of the order, and in March 2003 agreed to resolve the matter for a payment of $400,000 for past wastewater treatment fees and other expenses allegedly incurred by the Town of Lyman.

In March 2003, the United States Environmental Protection Agency (EPA) notified the Company that it intends to initiate an enforcement action alleging hazardous waste deficiencies at the Company's treated pole facility in Joplin, Missouri. The Company and the EPA have entered into settlement discussions.

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

ITEM 5. OTHER INFORMATION

The Company announced the following changes in senior management:

John V. Faraci, formerly executive vice president and chief financial officer became president and a director of the Company in February 2003.

Christopher P. Liddell, formerly vice president-finance of the Company, and before that chief executive officer of Carter Holt Harvey Limited, became senior vice president and chief financial officer in March 2003.

Maura A. Smith, formerly senior vice president, chief restructuring officer, general counsel and secretary of Owens Corning, became senior vice president and general counsel of the Company on March 31, 2003.

Paul Herbert, senior vice president of the Company and president of IP Europe, became senior vice president-printing and communications papers in March 2003.

Charles H. Greiner, formerly senior vice president - printing and communications papers became senior vice president - commercial development in March 2003.

Richard B. Lowe, formerly vice president of the Company was elected senior vice president - distribution in April 2003.

Robert J. Grillet was appointed vice president and controller in April 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               In connection with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

               10.1 $1.5 Billion 3-Year Credit Agreement dated as of March 6,
                    2003 between International Paper Company, the Lenders Party thereto, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Bookrunners.

               10.2 Management Incentive Plan, amended and restated as of
                    January 1, 2003.

               11   Statement of Computation of Per Share Earnings

               12   Computation of Ratio of Earnings to Fixed Charges

               99.1 Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               International Paper Company furnished a report on Form 8-K under
               Item 9. Regulation FD Disclosure (Information provided under Item 12-Results of Operations and Financial Condition) with respect to its press release dated April 24, 2003 announcing first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


          Date: May 14, 2003            By /s/CHRISTOPHER P. LIDDELL
                                           -------------------------------------
                                           Christopher P. Liddell
                                           Senior Vice President and
                                           Chief Financial Officer


          Date: May 14, 2003            By /s/ ROBERT J. GRILLET
                                           -------------------------------------
                                           Robert J. Grillet
                                           Vice President and Controller

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

Date: May 14, 2003


/s/ John T. Dillon
------------------------------------
John T. Dillon
Chairman and Chief Executive Officer

I, Christopher P. Liddell, certify that:

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

Date: May 14, 2003


/s/ Christopher P. Liddell
-------------------------------------------------
Christopher P. Liddell
Senior Vice President and Chief Financial Officer