Form 10-Q
period 2003-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2003-08-14
CIK 51434

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

                  For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of the registrant's common stock as of July 31, 2003 was 479,524,181.

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Consolidated Statement of Earnings -
             Three Months and Six Months Ended June 30, 2003 and 2002               1

          Consolidated Balance Sheet -
             June 30, 2003 and December 31, 2002                                    2

          Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 2003 and 2002                                3

          Consolidated Statement of Common Shareholders' Equity -
             Six Months Ended June 30, 2003 and 2002                                4

          Notes to Consolidated Financial Statements                                5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                             15

          Financial Information by Industry Segment                                24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk               26

Item 4.   Controls and Procedures                                                  27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                        28

Item 2.   Changes in Securities                                                     *

Item 3.   Defaults upon Senior Securities                                           *

Item 4.   Submission of Matters to a Vote of Security Holders                      30

Item 5.   Other Information                                                         *

Item 6.   Exhibits and Reports on Form 8-K                                         31

Signatures                                                                         32

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                    (In millions, except per share amounts)


                                                                            Three Months Ended      Six Months Ended
                                                                                 June 30,               June 30,
                                                                           -------------------     ------------------
                                                                            2003        2002       2003        2002
                                                                           ------      ------     -------     -------


Net Sales                                                                  $6,264      $6,305     $12,339     $12,343
                                                                           ------      ------     -------     -------
Costs and Expenses
   Cost of products sold                                                    4,664       4,588       9,170       9,053
   Selling and administrative expenses                                        478         492         975       1,007
   Depreciation, amortization and cost of timber harvested                    412         405         810         787
   Distribution expenses                                                      279         269         549         540
   Taxes other than payroll and income taxes                                   66          65         130         136
   Restructuring and other charges                                             81          79         104          79
   Net losses (gains) on sales and impairments of businesses
     held for sale                                                             10         (28)         10         (28)
                                                                           ------      ------     -------     -------
Total Costs and Expenses                                                    5,990       5,870      11,748      11,574
   Reversal of reserves no longer required                                      9          --           9          10
                                                                           ------      ------     -------     -------
Earnings Before Interest, Income Taxes, Minority
   Interest and Cumulative Effect of Accounting Changes                       283         435         600         779
   Interest expense, net                                                      194         199         378         404
                                                                           ------      ------     -------     -------
Earnings Before Income Taxes, Minority
   Interest and Cumulative Effect of Accounting Changes                        89         236         222         375
   Income tax (benefit) provision                                             (38)        (10)          1          33
   Minority interest expense, net of taxes                                     39          31          79          62
                                                                           ------      ------     -------     -------
Earnings Before Cumulative Effect of
   Accounting Changes                                                          88         215         142         280
   Cumulative effect of accounting changes:
     Asset retirement obligations, net of taxes                                --          --         (10)         --
     Transitional goodwill impairment charge, net of minority interest         --          --          --      (1,175)
                                                                           ------      ------     -------     -------
Net Earnings (Loss)                                                        $   88      $  215     $   132     $  (895)
                                                                           ======      ======     =======     =======

Basic and Diluted Earnings Per Common Share
   Earnings before cumulative effect of accounting changes                 $ 0.19      $ 0.45     $  0.30     $  0.58
     Asset retirement obligations                                              --          --       (0.02)         --
     Transitional goodwill impairment charge                                   --          --          --       (2.44)
                                                                           ------      ------     -------     -------
   Net earnings (loss)                                                     $ 0.19      $ 0.45     $  0.28     $ (1.86)
                                                                           ======      ======     =======     =======
Average Shares of Common Stock Outstanding                                  479.0       482.7       479.0       482.5
                                                                           ======      ======     =======     =======
Cash Dividends Per Common Share                                            $ 0.25      $ 0.25     $  0.50     $  0.50
                                                                           ======      ======     =======     =======


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)


                                                                       June 30,   December 31,
                                                                         2003        2002
                                                                        -------     -------

Assets
Current Assets
   Cash and temporary investments                                       $ 1,430     $ 1,074
   Accounts and notes receivable, net                                     2,995       2,780
   Inventories                                                            3,012       2,879
   Assets of businesses held for sale                                       160         128
   Other current assets                                                     972         877
                                                                        -------     -------
Total Current Assets                                                      8,569       7,738
                                                                        -------     -------
Plants, Properties and Equipment, net                                    14,248      14,167
Forestlands                                                               3,967       3,846
Investments                                                                 241         227
Goodwill                                                                  5,336       5,307
Deferred Charges and Other Assets                                         2,715       2,507
                                                                        -------     -------
Total Assets                                                            $35,076     $33,792
                                                                        =======     =======

Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt               $   498     $    --
   Accounts payable                                                       2,151       2,014
   Accrued payroll and benefits                                             423         523
   Liabilities of businesses held for sale                                   45          44
   Other accrued liabilities                                              1,991       1,998
                                                                        -------     -------
Total Current Liabilities                                                 5,108       4,579
                                                                        -------     -------
Long-Term Debt                                                           13,496      13,042
Deferred Income Taxes                                                     1,781       1,765
Other Liabilities                                                         3,842       3,778
Minority Interest                                                         1,737       1,449
International Paper - Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiaries Holding International Paper Debentures      1,255       1,805
Common Shareholders' Equity
   Common stock, $1 par value, 484.8 shares in both 2003 and 2002           485         485
   Paid-in capital                                                        6,486       6,493
   Retained earnings                                                      3,153       3,260
   Accumulated other comprehensive loss                                  (2,053)     (2,645)
                                                                        -------     -------
                                                                          8,071       7,593
   Less: Common stock held in treasury, at cost, 2003 - 5.6 shares
     2002 - 5.7 shares                                                      214         219
                                                                        -------     -------
Total Common Shareholders' Equity                                         7,857       7,374
                                                                        -------     -------
Total Liabilities and Common Shareholders' Equity                       $35,076     $33,792
                                                                        =======     =======





The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ------------------
                                                                              2003       2002
                                                                             ------    --------

Operating Activities
  Net earnings (loss)                                                        $  132    $  (895)
  Cumulative effect of accounting changes                                        10      1,175
  Depreciation and amortization                                                 810        787
  Deferred income tax benefit                                                   (72)       (94)
  Payments related to restructuring and legal reserves                         (105)      (168)
  Restructuring and other charges                                               104         79
  Reversal of reserves no longer required                                        (9)       (10)
  Net losses (gains) on sales and impairments of businesses held for sale        10        (28)
  Other, net                                                                     76         --
  Changes in current assets and liabilities
    Accounts and notes receivable                                              (100)      (155)
    Inventories                                                                 (52)        52
    Accounts payable and accrued liabilities                                    (63)        68
    Other                                                                       (48)      (103)
                                                                             ------    -------
Cash Provided by Operations                                                     693        708
                                                                             ------    -------
Investment Activities
  Invested in capital projects
     Ongoing businesses                                                        (427)      (382)
     Businesses sold and held for sale                                           --         (4)
  Proceeds from divestitures                                                     53        332
  Other                                                                         (41)        (5)
                                                                             ------    -------
Cash Used for Investment Activities                                            (415)       (59)
                                                                             ------    -------
Financing Activities
  Issuance of common stock                                                       14         43
  Issuance of debt                                                            1,367        587
  Reduction of debt                                                            (616)    (1,428)
  Change in bank overdrafts                                                     (47)        64
  Purchases of treasury stock                                                   (26)       (42)
  Dividends paid                                                               (239)      (241)
  Sale of minority interest                                                     150         --
  Redemption of preferred securities of a subsidiary                           (550)        --
  Other                                                                         (88)        --
                                                                             ------    -------
Cash Used for Financing Activities                                              (35)    (1,017)
                                                                             ------    -------
Effect of Exchange Rate Changes on Cash                                         113        (18)
                                                                             ------    -------
Change in Cash and Temporary Investments                                        356       (386)
Cash and Temporary Investments
  Beginning of the period                                                     1,074      1,224
                                                                             ------    -------
  End of the period                                                          $1,430    $   838
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

                                                     INTERNATIONAL PAPER COMPANY
                                       Consolidated Statement of Common Shareholders' Equity
                                                               (Unaudited)
                                          (In millions, except share amounts in thousands)

                                                    Six Months Ended June 30, 2003

                                                                              Accumulated                            Total
                                                                                 Other                               Common
                                Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares     Amount     Capital    Earnings   Income (Loss)   Shares     Amount       Equity
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, December 31, 2002        484,760      $ 485     $ 6,493    $ 3,260       $ (2,645)     5,680      $ 219       $ 7,374
Issuance of stock for various
   plans                               36          -          (7)         -              -       (779)       (31)           24
Repurchases of stock                    -          -           -          -              -        713         26           (26)
Cash dividends - Common
   stock ($0.50 per share)              -          -           -       (239)             -          -          -          (239)
Comprehensive income (loss):
  Net earnings                          -          -           -        132              -          -          -           132
  Foreign currency translation
    adjustments                         -          -           -          -            585          -          -           585
  Cash flow hedging derivatives:
    Net gain arising during the period
      (less tax expense of $28)         -          -           -          -             52          -          -            52
    Reclassification adjustments
      for gains included in net income
      (less tax expense of $22)         -          -           -          -            (45)         -          -           (45)
                                                                                                                  -------------
   Total comprehensive income                                                                                              724
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, June 30, 2003            484,796      $ 485     $ 6,486    $ 3,153       $ (2,053)     5,614      $ 214       $ 7,857
                                ========== ========== =========== ========== ============== ========== ========== =============


                                                    Six Months Ended June 30, 2002

                                                                              Accumulated                            Total
                                                                                 Other                               Common
                                Common Stock Issued    Paid-in    Retained   Comprehensive     Treasury Stock     Shareholders'
                                 Shares     Amount     Capital    Earnings   Income (Loss)   Shares     Amount       Equity
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, December 31, 2001        484,281      $ 484     $ 6,465    $ 4,622       $ (1,175)     2,693      $ 105      $ 10,291
Issuance of stock for various
   plans                              403          1           8          -              -     (1,195)       (47)           56
Repurchases of stock                    -          -           -          -              -        980         42           (42)
Cash dividends - Common
   stock ($0.50 per share)              -          -           -       (241)             -          -          -          (241)
Comprehensive income (loss):
  Net loss                              -          -           -       (895)             -          -          -          (895)
  Foreign currency translation
    adjustments                         -          -           -          -             53          -          -            53
  Cash flow hedging derivatives:
    Net gain arising during the period
      (less tax expense of $19)         -          -           -          -             41          -          -            41
    Reclassification adjustments
     for losses included in net income
     (less tax benefit of $5)           -          -           -          -             12          -          -            12
                                                                                                                  -------------
   Total comprehensive loss                                                                                               (789)
                                ---------- ---------- ----------- ---------- -------------- ---------- ---------- -------------
Balance, June 30, 2002            484,684      $ 485     $ 6,473    $ 3,486       $ (1,069)     2,478      $ 100       $ 9,275
                                ========== ========== =========== ========== ============== ========== ========== =============

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first half of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002, which has previously been filed with the Securities and Exchange Commission.

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

                                                                        Three Months Ended        Six Months Ended
                                                                             June 30,                   June 30,
                                                                      -----------------------   ----------------------
In millions, except per share amounts                                    2003         2002        2003          2002
-------------------------------------                                 ----------    ---------   ---------   ----------
Earnings before the cumulative effect of
   accounting changes                                                   $   88       $  215      $  142        $  280
Effect of dilutive securities                                                -            -           -             -
                                                                        ------       ------      ------        ------
Earnings before the cumulative effect of
   accounting changes - assuming dilution                               $   88       $  215      $  142        $  280
                                                                        ======       ======      ======        ======

Average common shares outstanding                                        479.0        482.7       479.0         482.5
Effect of dilutive securities
   Stock options                                                           1.2          2.0         1.0           2.0
                                                                        ------       ------      ------        ------
Average common shares outstanding - assuming dilution                    480.2        484.7       480.0         484.5
                                                                        ======       ======      ======        ======
Earnings per common share before the cumulative
   effect of accounting changes                                         $ 0.19       $ 0.45      $ 0.30        $ 0.58
                                                                        ======       ======      ======        ======
Earnings per common share before the cumulative
   effect of accounting changes - assuming dilution                     $ 0.19       $ 0.45      $ 0.30        $ 0.58
                                                                        ======       ======      ======        ======

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a subsidiary trust for the periods presented.

NOTE 3 - MERGERS AND ACQUISITIONS

In December 2002, Carter Holt Harvey acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.


NOTE 4 - RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

During the second quarter of 2003, restructuring and other charges totaling $81 million before taxes ($50 million after taxes) were recorded, including $51 million before taxes ($32 million after taxes) for facility shutdown costs and severance costs associated with organizational restructuring programs, $20 million pre-tax ($12 million after taxes) for legal reserves, and $10 million before taxes ($6 million after taxes) for early debt retirement costs. In addition, a $10 million pre-tax adjustment ($6 million after taxes) to reduce previous divestiture costs and a $9 million credit before taxes and minority interest ($5 million after taxes and minority interest) for the reversal of restructuring reserves no longer required were recorded in the quarter. Also, a $50 million tax provision reduction was recorded reflecting a favorable tax audit settlement and benefits from an overseas tax program.

The $51 million charge includes a $16 million charge for asset write-downs and a $35 million charge for severance and other costs. The following table presents additional detail related to this charge:


                                                Asset               Severance
In millions                                  Write-downs            and Other               Total
--------------                             -----------------     -----------------     -----------------
Printing and Communications Papers   (a)                $ 3                   $ 2                   $ 5
Consumer Packaging                   (b)                  -                     6                     6
Forest Products                      (c)                 13                     7                    20
Distribution                         (d)                  -                     4                     4
Specialty Businesses and Other       (e)                  -                    16                    16
                                           -----------------     -----------------     -----------------
                                                        $16                   $35                   $51
                                           =================     =================     =================

(a) The Printing and Communications Papers business recorded a charge of $2 million for severance costs relating to 19 employees associated with an organizational restructuring initiative. The business also recorded an additional charge of $3 million to write off obsolete equipment.

(b) The Consumer Packaging business implemented a rationalization plan at the Clifton and Englewood, New Jersey plants as a result of increased competition and slowing growth rates in key market segments. Management also approved a plan to exit leased space at the Montvale, New Jersey office in connection with the realignment of the Beverage Packaging and Foodservice businesses. Additionally, the Consumer Packaging business initiated an organizational restructuring program at several of its Bleached Board facilities. Charges associated with these programs included $2 million to cover the termination of 79 employees, lease termination costs of $3 million, and other cash costs of $1 million.

(c) The Forest Products business approved plans to shut down the Springhill, Louisiana lumber facility and the Slaughter Industries Distribution Center in Portland, Oregon, and to temporarily cease operations at the Tuskalusa lumber mill in Moundville, Alabama. Charges associated with these shutdowns included $12 million of asset write-downs to salvage value at Springhill and Slaughter, $5 million of severance costs covering the termination of 198 employees at all three facilities, and $1 million of other exit costs. Management also approved the closure of the Madison, New Hampshire lumber mill. Charges associated with this plan included $1 million to write down assets to their net realizable value and other cash costs of $1 million.

(d) The Distribution business (xpedx) recorded a severance charge of $4 million covering the termination of 176 employees in a continuing effort to consolidate duplicative facilities and reduce ongoing operational expenses.

(e) Specialty Businesses recorded a severance charge of $16 million associated with the termination of 447 employees in connection with the July 15th shutdown of the Natchez, Mississippi mill. Additional shutdown charges, estimated at approximately $30 million, primarily for environmental and other exit costs, will be recorded in the third quarter of 2003.

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

                                            Asset               Severance
In millions                              Write-downs            and Other               Total
--------------                         -----------------     -----------------     -----------------
Industrial Packaging             (a)                 $-                   $ 2                   $ 2
Specialty Businesses and Other   (b)                  2                    18                    20
Carter Holt Harvey               (c)                  -                     1                     1
                                       -----------------     -----------------     -----------------
                                                     $2                   $21                   $23
                                       =================     =================     =================

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

The following table presents a roll forward of the cumulative severance and other costs included in the 2003 restructuring plans:

                                                                   Severance
In millions                                                        and Other
-----------                                                     ----------------
Opening balance - first quarter 2003                                         $21
   Additions - second quarter 2003                                            35
   Cash charges - second quarter 2003                                         (5)
                                                                -----------------
Balance, June 30, 2003                                                       $51
                                                                =================

The severance charges recorded in the first and second quarters of 2003 related to 1,305 employees. As of June 30, 2003, 228 employees had been terminated.

During the second quarter of 2002, special charges before taxes of $79 million ($50 million after taxes) were recorded for asset shutdowns of excess internal capacity and cost reduction actions, including a $42 million charge for asset write-downs and a $37 million charge for severance and other charges.

During the first quarter of 2002, special items consisted of a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth-quarter 2001 restructuring reserves no longer required.

During the last two quarters of 2002, restructuring and other charges totaling $616 million before taxes and minority interest ($385 million after taxes and minority interest) were recorded. These charges included a $120 million charge before taxes and minority interest ($80 million after taxes and minority interest), including $38 million for asset shutdowns of excess internal capacity and $82 million for severance and other charges, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. In addition, a $58 million pre-tax credit ($36 million after taxes) was recorded in the last two quarters of 2002, including $35 million for the reversal of 2001 and 2000 reserves no longer required and $23 million for the reversal of excess Champion purchase accounting reserves.

The following table presents a roll forward of the cumulative severance and other costs included in the 2002 restructuring plans:

                                                                     Severance
In millions                                                          and Other
-----------                                                      ----------------
Opening balance - second quarter 2002                                       $ 37
   Additions - third quarter 2002                                             10
   Additions - fourth quarter 2002                                            72
   Cash charges - 2002                                                       (15)
   Cash charges - first quarter 2003                                         (43)
   Cash charges - second quarter 2003                                        (16)
   Reclassifications:
     Environmental remediation and other exit costs                           (4)
   Reversal of reserves no longer required                                    (9)
                                                                 -----------------
Balance, June 30, 2003                                                      $ 32
                                                                 =================

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of June 30, 2003, 1,685 employees had been terminated. An additional 74 employees were retained, and the associated severance reserves were reversed in the 2003 second quarter.

International Paper continually evaluates its operations for improvement. In July 2003, the Company announced a program targeting an additional reduction of $500 million in annual overhead costs. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant charges will be incurred in future periods should such triggering events occur.

NOTE 5 -  BUSINESSES HELD FOR SALE AND DIVESTITURES

Businesses Held for Sale:

Sales and operating earnings for each of the six month periods ended June 30, 2003 and 2002 for small businesses currently held for sale, as well as results for businesses sold through their respective divestiture dates, were:

-------------------------------------------------------------
In millions                                  2003       2002
-------------------------------------------------------------
Sales                                        $69        $263
Operating Profit                              (1)          6

The sales and operating earnings for these businesses are included in Specialty Businesses and Other in management's discussion and analysis. The assets of businesses held for sale, totaling $160 million at June 30, 2003 are included in Assets of businesses held for sale in Current Assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $45 million at June 30, 2003 are included in Liabilities of businesses held for sale in Current Liabilities in the accompanying consolidated balance sheet.

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

During the second quarter of 2002, a net pre-tax gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale of International Paper's Oriented Strand Board facilities (see "Divestitures" below), and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

         (1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;

         (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale of this business in July 2002;

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

Divestitures:

In April 2002, International Paper sold its Oriented Strand Board facilities to Nexfor Inc. for $250 million, resulting in a pre-tax gain of $63 million ($40 million after taxes).


NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

                                                             June 30,            December 31,
In millions                                                    2003                  2002
--------------                                           -----------------    -----------------
Raw materials                                                      $  412               $  469
Finished pulp, paper and packaging products                         1,793                1,694
Finished lumber and panel products                                    209                  158
Operating supplies                                                    543                  517
Other                                                                  55                   41
                                                         -----------------    -----------------
   Total                                                           $3,012               $2,879
                                                         =================    =================

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $887 million and $689 million at June 30, 2003 and December 31, 2002, respectively.

Interest payments made during the six-month periods ended June 30, 2003 and 2002 were $398 million and $454 million, respectively. Capitalized net interest costs were $3 million and $5 million for the six months ended June 30, 2003 and 2002, respectively. Total interest expense was $433 million for the first half of 2003 and $456 million for the first half of 2002. Income tax payments of $106 million and $123 million were made during the 2003 and 2002 first halves, respectively. Distributions paid under all of International Paper's preferred securities of subsidiaries were $62 million during the first six months of both 2003 and 2002 and are included in minority interest expense.

Accumulated depreciation was $18.5 billion at June 30, 2003 and $18.1 billion at December 31, 2002. The allowance for doubtful accounts was $156 million at June 30, 2003 and $169 million at December 31, 2002.


NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Financial Instruments With Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. International Paper will adopt this standard for the quarter ending September 30, 2003. At that time, approximately $1.3 billion of Mandatorily Redeemable Preferred Securities, currently classified in a separate line item on the Company's consolidated balance sheet, will be included in Long-term debt, with no effect on existing debt covenants. Also, beginning in the 2003 third quarter, preferred dividends of approximately $90 million per year relating to these securities that had been reported in Minority interest expense will be reported as Interest expense in the Company's consolidated income statement. Dividends for periods prior to the 2003 third quarter will continue to be reported in Minority interest expense, as required under the new standard. Implementation of this standard will have no cash effect and no significant effect on net earnings.

Asset Retirement Obligations:

Effective January 1, 2003, International Paper adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year using a credit-adjusted risk-free rate.

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

Upon adoption of SFAS No. 143, International Paper recorded a discounted liability of $22 million, increased Plants, properties and equipment, net by $7 million and recognized a one-time cumulative effect charge of $10 million (net of a deferred tax benefit of $5 million). Pro forma effects on earnings from continuing operations before the cumulative effect of the accounting change for the six months ended June 30, 2002, assuming the adoption of SFAS No. 143 as of January 1, 2002, were not material to net earnings or earnings per share. No significant additional liabilities were incurred or settled during the six-month period ended June 30, 2003. Accretion expense for the three and six-month periods ended June 30, 2003 was not significant.

Costs Associated With Exit or Disposal Activities:

International Paper adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003, with no material effect on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," addressing consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. International Paper will be required to apply the consolidation provisions of the Interpretation as of the beginning of the third quarter of 2003 to variable interest entities in which its interest was acquired prior to February 1, 2003. The Company is currently evaluating the impact of implementing this Interpretation, but does not believe it will have a material effect on its financial position, results of operations or cash flows.

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

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the "Indemnification Lawsuit"). This lawsuit sought to recover amounts paid by International Paper and Masonite to property owners in connection with the settlement of a lawsuit referred to as Judy Naef v. Masonite and International Paper (the "Hardboard Lawsuit"), as well as damages for the refusal of one insurer, Employer's Insurance of Wausau (Wausau), to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite's claim that Wausau breached its duty to defend (the "Breach of Duty Lawsuit") was conducted in a state court in California. The jury found in favor of Masonite, and awarded Masonite $13 million for its expenses to defend the Hardboard Lawsuit. The jury also awarded $12 million in attorneys' fees and interest for Masonite's expense to prosecute the Breach of Duty Lawsuit against Wausau, finding that Wausau had acted in bad faith, and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys' fees, also based on the finding that Wausau had acted in bad faith. As of July 31, 2003, all post-trial motions brought by Wausau seeking to upset the jury verdict have been denied, but the court has not yet entered a judgment. Masonite has agreed to pay amounts equal to the proceeds of its bad faith and punitive damage award to International Paper and has assigned its breach of contract claim against Wausau to International Paper.

The trial of the Indemnification Lawsuit against 22 insurers (the "Defendants") began in April 2003 and concerned $470 million paid to claimants pursuant to the settlement of the Hardboard Lawsuit through May 2003. In July 2003, the jury determined that $383 million of International Paper's payments to settle these claims are covered by its insurance policies (the "Phase 1 verdict"). The next phase of the case will determine how much of the $383 million will be allocated to the policies of the Defendants. The Company anticipates that the California court will also make a determination about indemnification for future claims based on the Phase 1 verdict. The court will also determine whether amounts paid to the plaintiff class counsel pursuant to the settlement of the Hardboard Lawsuit, and administrative expenses incurred in connection with that settlement, are covered by insurance. In addition to the foregoing proceedings, the Company intends to seek indemnification from other insurance carriers in arbitration proceedings as required by the policies.

Because of the uncertainties inherent in the litigation and arbitration, International Paper is unable to estimate the amount that it will recover against its insurance carriers. However, as of June 30, 2003, International Paper had received an aggregate of $94 million from certain of its insurance carriers, and had signed a settlement agreement with one of its insurers that provides for the payment to International Paper of an additional $10 million in January 2004.

Under a financial collar arrangement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded $165 million. The arrangement with the third party is in excess of insurance otherwise available to International Paper as determined by the court in the Indemnification Lawsuit. Accordingly, International Paper believes that the obligation of the third party with respect to the financial collar does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect its right to collect insurance coverage available to it and Masonite under the insurance policies. At December 31, 2001, International Paper had received the $100 million. A dispute between International Paper and the third party concerning a number of issues, including the timing of International Paper's obligation to repay the third party, is the subject of an arbitration commenced in 2002 by the third party in London, England. The arbitration hearing is expected to take place in February 2004.

The following table presents an analysis of the net reserve activity related to these lawsuits for the six months ended June 30, 2003.

RESERVE ANALYSIS

------------------------------------------------------------------------
                                      Hard-    Omni-
In millions                           board    wood     Woodruf    Total
------------------------------------------------------------------------
Balance, December 31, 2002            $ 357    $ 138      $ 12    $ 507
Payments                                (64)     (10)       (2)     (76)
Insurance collections                    33        -         -       33
                                      -----    -----      ----    -----
Balance, June 30, 2003                $ 326    $ 128      $ 10    $ 464
                                      =====    =====      ====    =====

The following table shows an analysis of claims statistics related to these lawsuits for the six months ended June 30, 2003.

CLAIMS STATISTICS

----------------------------------------------------------------------------------------------------
In thousands                   Hardboard        Omniwood         Woodruf         Total
No. of                      Single   Multi-  Single  Multi-  Single  Multi-  Single  Multi-
Claims Pending              Family   Family  Family  Family  Family  Family  Family  Family   Total
----------------------------------------------------------------------------------------------------
December 31, 2002             28.6     4.0     1.9     0.4     1.1     0.3    31.6     4.7    36.3
No. of Claims Filed           23.3     5.9     2.4     0.2     0.5       -    26.2     6.1    32.3
No. of Claims Paid           (15.0)   (3.7)   (1.7)   (0.2)   (0.5)      -   (17.2)   (3.9)  (21.1)
No. of Claims Dismissed       (8.6)   (2.2)   (0.5)      -    (0.2)      -    (9.3)   (2.2)  (11.5)
June 30, 2003                 28.3     4.0     2.1     0.4     0.9     0.3    31.3     4.7    36.0

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

NOTE 9 - DEBT

In March 2003, International Paper completed a private placement with registration rights of $300 million 3.80% notes due April 1, 2008 and $700 million 5.30% notes due April 1, 2015. Proceeds from the notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper.

NOTE 10 - PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR plus a defined margin. Southeast Timber, which through a subsidiary holds approximately
1.5 million acres of forestlands in the southern United States, will be International Paper's primary vehicle for future sales of southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The securities are included in Minority interest in the accompanying consolidated balance sheet.

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

NOTE 11 - STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of non-employee members of the Board of Directors who are not eligible for awards. The Company accounts for stock options granted under the plan using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." These plans are discussed in detail in Note 18 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2002. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                  ---------------------------    ---------------------------
In millions, except per share amounts                                 2003          2002              2003           2002
-----------------------------------------                         -------------  ------------    ------------   ------------
Net earnings (loss), as reported                                     $  88         $ 215              $ 132         $ (895)
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                        (11)          (11)               (21)           (23)
                                                                     -----         -----              -----         ------
Pro forma net income (loss)                                          $  77         $ 204              $ 111         $ (918)
                                                                     =====         =====              =====         ======

Earnings (loss) per common share
     Basic and diluted - as reported                                 $0.19         $0.45              $0.28         $(1.86)
                                                                     =====         =====              =====         ======
     Basic and diluted - pro forma                                   $0.17         $0.43              $0.24         $(1.90)
                                                                     =====         =====              =====         ======


The effect for the six months ended June 30, 2003 and 2002 on pro forma net earnings, earnings per common share and earnings per common share-assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future periods due to the vesting period of stock options and the potential for issuance of additional stock options in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

International Paper Company (the "Company" or "International Paper"), reported net earnings of $88 million, or $.19 per share, in the 2003 second quarter. This compared with net earnings of $215 million, or $.45 per share, in the second quarter of 2002 and net earnings of $44 million, or $.09 per share in the first quarter of 2003. Amounts include the effects of special items in all periods, and the cumulative effect of accounting changes in the first quarter of 2003.

Second-quarter 2003 net sales totaled $6.2 billion, compared with $6.3 billion in the second quarter of 2002 and $6.1 billion in the first quarter of 2003.

Second-quarter 2003 earnings benefited from a $9 million reduction ($.02 per share) in the provision for income taxes due to a reduction in the projected 2003 full year effective tax rate before special items from 31% to 28%. The full-year effective tax rate projection is lower due to a higher proportion of earnings in lower tax rate jurisdictions.

Compared with the first quarter of 2003, earnings for the second quarter of 2003 were positively impacted by improved mill operating performance, improvements in product mix and our ongoing overhead cost reduction efforts. Overall, sales volumes were about flat, and average prices were flat to slightly down, compared with last quarter. Earnings continue to be adversely impacted by high energy and weather-related wood costs.

Compared with the second quarter of 2002, higher pension costs, lower average prices, higher energy and raw material costs, lower average sales volumes, and lower foreign exchange income contributed to lower earnings in the current quarter. Continued cost reduction efforts and a lower effective tax rate helped mitigate the earnings decline from the second quarter of 2002.

During the quarter, International Paper took approximately 380,000 tons of downtime, including 90,000 tons for lack-of-orders, compared with approximately 180,000 tons of downtime in the first quarter of 2003, which included 70,000 tons for lack-of-orders. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack-of-orders are expensed in the periods that they are taken. In addition, the labor strike at Carter Holt Harvey's Kinleith mill also resulted in about 130,000 tons and 45,000 tons of downtime in New Zealand during the first and second quarters of 2003, respectively.

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include charges for asset shutdowns of excess internal capacity and cost reduction actions and the reversal of reserves no longer required. The following table presents a reconciliation of International Paper's net earnings to its operating profits:

                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                                    ------------------          ------------------
In millions                                                         2003          2002          2003          2002
-----------                                                         ----          ----          ----        ------
Net Earnings (Loss)                                                 $ 88          $215          $132        $ (895)
Add back: Cumulative effect of accounting changes                      -             -            10         1,175
                                                                    ----          ----          ----        ------
Earnings Before Cumulative Effect of Accounting Changes               88           215           142           280
Add back: Income tax (benefit) provision                             (38)          (10)            1            33
                 Minority interest expense, net of taxes              39            31            79            62
                                                                    ----          ----          ----        ------
Earnings Before Income Taxes, Minority Interest and
  cumulative effect of accounting changes                             89           236           222           375
Interest expense, net                                                194           199           378           404
Minority interest included in operations                             (13)          (15)          (31)          (25)
Corporate items                                                       96            37           184           131
Special items:
  Restructuring and other charges                                     81            79           104            79
  Reversal of reserves no longer required                             (9)            -            (9)          (10)
  Net losses (gains) on sales and impairments of businesses
     held for sale                                                    10           (28)           10           (28)
                                                                    ----          ----          ----        ------
                                                                    $448          $508          $858        $  926
                                                                    ====          ====          ====        ======

Segment Operating Profit
Printing Papers                                                     $143          $106          $265        $  182
Industrial and Consumer Packaging                                    121           145           210           273
Distribution                                                          22            23            37            41
Forest Products                                                      143           204           304           380
Carter Holt Harvey                                                     9            14            25            24
Specialty Businesses and Other                                        10            16            17            26
                                                                    ----          ----          ----        ------
Total Segment Operating Profit                                      $448          $508          $858        $  926
                                                                    ====          ====          ====        ======


In the 2003 second quarter, a $50 million reduction of the income tax provision was recorded reflecting settlements of prior period tax issues.

Net interest expense was $194 million in the second quarter of 2003 compared with $184 million in the first quarter of 2003, largely due to higher average debt levels in the quarter as proceeds from $1.0 billion of new borrowings in March were used to redeem $550 million of preferred securities and approximately $450 million of debt and commercial paper borrowings late in the quarter.

Corporate items, net totaled $96 million in the 2003 second quarter, higher than the $37 million in the second quarter of 2002, principally due to higher pension and supply chain initiative costs ($47 million) and lower foreign exchange gains ($25 million), partially offset by lower benefit costs ($16 million). The increase from $88 million in the 2003 first quarter reflects lower natural gas hedging gains ($13 million), partially offset by lower benefit costs ($7 million).

Special items in the second quarter of 2003 included pre-tax charges of $81 million ($50 million after taxes) consisting of $43 million for facility shutdown costs, and $38 million for severance costs associated with organizational restructuring programs, early debt extinguishment costs and legal reserves. Special items also included a pre-tax charge of $10 million ($6 million after taxes) to adjust accrued costs of businesses previously sold, and a credit of $9 million before taxes and minority interest ($5 million after taxes and minority interest) for the reversal of restructuring and realignment reserves no longer required.

Special items in the second quarter of 2002 consisted of a charge of $79 million before taxes ($50 million after taxes) for facility closures, administrative realignment and related severance costs, and a net $28 million gain before taxes and minority interest ($96 million after taxes and minority interest) related to sales and expenses of businesses held for sale.

Special items in the first quarter of 2003 included a net charge of $23 million before taxes and minority interest ($14 million after taxes and minority interest or $.03 per share) for certain costs related to the shutdown of the Natchez, Mississippi, dissolving pulp mill, and other charges for organizational realignments and related severance. Also in the quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," resulting in a $10 million after-tax charge ($.02 per share) for the cumulative effect of a change in accounting.

BUSINESS SEGMENT OPERATING RESULTS
----------------------------------

The following presents segment discussions for the second quarter of 2003.

Printing Papers
---------------


                                          2003                                           2002
                      -------------------------------------------     ------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter    2nd Quarter      Six Months
                      -------------------------------------------     ------------------------------------------
Sales                     $ 1,885         $ 1,870         $ 3,755         $ 1,820        $ 1,815         $ 3,635
Operating Profit              122             143             265              76            106             182

Printing Papers net sales for the second quarter of 2003 were 3% higher than in the second quarter of 2002, but were slightly lower than in the first quarter of 2003. Operating profits in the second quarter of 2003 were 35% higher than in the second quarter of 2002 and were 17% higher than in the first quarter of 2003. Printing Papers' 2003 second-quarter earnings increased versus 2002 as improved mill operating efficiencies and higher average prices more than offset increases in energy and raw material costs. Compared with the first quarter of 2003, Printing Papers' second-quarter earnings benefited from improved mill operations and cost improvement initiatives, partially offset by lower sales volumes. During the second quarter of 2003, the segment took 245,000 tons of downtime, including 55,000 tons of lack-of-order downtime and 190,000 tons that was maintenance-related. This compared with the previous quarter total downtime of 80,000 tons that included 40,000 tons due to lack-of-orders.

In the United States, operating profits for Printing Papers were impacted by very wet weather conditions across the South during the 2003 second quarter that limited harvesting operations, leading to higher wood costs, especially for hardwood. Earnings in our uncoated free sheet business improved during the second quarter as higher manufacturing productivity and lower energy costs more than offset the impact of lower average sales prices and volumes. Losses in our market pulp business declined during the quarter, primarily as a result of higher average prices and mill operating improvements. Compared to the previous quarter, coated paper operating results improved due to better mill operations, although both sales volumes and average prices were flat. European Papers' second-quarter earnings were about equal to the previous quarter as lower average prices and a decline in volume were offset by favorable foreign exchange rates and strong mill operating performance. In Brazil, operating profits increased from the previous quarter reflecting continued strong manufacturing performance, higher average prices and favorable foreign exchange rates.

The focus of this segment going forward is to continue to balance internal supply with customer demand, and to further reduce overhead and manufacturing costs to help offset pricing pressure and uncertain market conditions.

Industrial and Consumer Packaging
---------------------------------


                                        2003                                           2002
                    ---------------------------------------------- ----------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter     2nd Quarter     Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                     $ 1,500         $ 1,565         $ 3,065         $ 1,460        $ 1,530         $ 2,990
Operating Profit               89             121             210             128            145             273

Industrial and Consumer Packaging net sales for the second quarter of 2003 were 2% higher than in the second quarter of 2002 and were 4% higher than in the first quarter of 2003. Operating profits in the second quarter of 2003 were 17% lower than in the second quarter of 2002 but were 36% higher than in the first quarter of 2003. Higher energy and raw material costs continued to negatively affect earnings during the 2003 second quarter. Higher volumes and improved operating performance resulted in higher earnings compared with the previous quarter, although average prices for linerboard and boxes were lower. The segment took 81,000 tons of downtime in the second quarter, including 35,000 tons of lack-of-order downtime to balance internal supply with customer demand. Lack-of-order downtime totaled 28,000 tons in the previous quarter.

Industrial Packaging's operating profit increased over first quarter results due largely to the impact of cost improvement programs. Sales volumes increased from the previous quarter while average prices for both containerboard and boxes declined.

Consumer Packaging's earnings increased over the previous quarter due to higher sales volume and improved operations. Bleached board volumes and average prices were higher than the first quarter. Compared with the second quarter of 2002, higher costs for energy, polyethylene and fiber adversely impacted operating results. Operating results for converting businesses improved due largely to a seasonal improvement in sales volumes. Continuing realignment of the converting operations also contributed positively to results.

Looking forward to the third quarter, this segment will focus on further cost reductions, efficiency improvement initiatives and overhead expense control in order to improve operating results.

Distribution
------------


                                         2003                                           2002
                    ---------------------------------------------- ----------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter     2nd Quarter     Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                     $ 1,530         $ 1,570         $ 3,100         $ 1,535        $ 1,575         $ 3,110
Operating Profit               15              22              37              18             23              41

Distribution's 2003 second-quarter sales were about flat with the second quarter of 2002, but were up 3% from the previous quarter. Operating profits in the second quarter of 2003 were down slightly compared with the second quarter of 2002, but were up 47% from the previous quarter. Operational cost improvements and higher sales volumes during the 2003 second quarter resulted in higher earnings compared with the previous quarter. Commercial printing sales remained weak during the quarter while packaging sales continued to show market strength. Demand was generally weak across most product lines and geographic markets.

Distribution continues to focus on reducing controllable costs and will continue these initiatives during the third quarter. Although significant improvement in demand is not expected in the third quarter, this segment expects to benefit from cost control initiatives and seasonal improvement in demand.

Forest Products
---------------

                                         2003                                           2002
                    ---------------------------------------------- ----------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter     2nd Quarter     Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                       $ 675           $ 740         $ 1,415           $ 765          $ 815         $ 1,580
Operating Profit              161             143             304             176            204             380

Forest Products net sales for the second quarter of 2003 were 9% lower than in the second quarter of 2002, but were 10% higher than in the first quarter of 2003. Operating profits were down 30% in the second quarter of 2003 versus the second quarter of 2002 and 11% compared with the first quarter of 2003.

Second-quarter 2003 earnings were negatively impacted by lower harvest volumes reflecting harvesting limitations due to very wet weather conditions across the South during much of the quarter. Average stumpage prices were slightly lower than in both the 2002 second quarter and the first quarter. Earnings from the sales of timberlands and other non-harvest income were about the same as in both the second quarter of 2002 and the first quarter. In our wood products business, lower average prices resulted in a decline in earnings for the second quarter of 2003 compared with the second quarter of 2002. In addition, the 2002 second-quarter results included a favorable impact from the reversal of previously accrued countervailing and anti-dumping duties at Weldwood in Canada. Both sales and earnings for the 2003 second quarter increased slightly from the previous quarter benefiting from higher lumber and plywood sales volumes. The effect on profits, however, of higher average U.S. prices was largely offset by unfavorable foreign exchange rates and lower average prices for products sold in our Canadian operations.

Looking forward to the third quarter, wood product prices are anticipated to increase slightly from the second quarter; however, stumpage prices are not expected to improve significantly. Delivered wood costs to the mills may improve as a normal summer weather pattern allows for drier harvest conditions.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volumes of such sales.

Carter Holt Harvey
------------------

                                         2003                                           2002
                    ---------------------------------------------- ----------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter     2nd Quarter    Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                       $ 500           $ 525         $ 1,025           $ 410          $ 480           $ 890
Operating Profit               16               9              25              10             14              24

Carter Holt Harvey's 2003 second-quarter sales were 9% and 5% higher than in the second quarter of 2002 and the first quarter of 2003, respectively. Operating profits in the second quarter of 2003 were down 36% from the second quarter of 2002 and 44% from the first quarter of 2003. The decline in earnings during the second quarter of 2003 compared with both the second quarter of 2002 and the previous quarter is largely attributable to the labor strike at the Kinleith mill, partially offset by favorable exchange rates.

Forest's earnings were lower than in the 2002 second quarter and the previous quarter due to a weakening domestic log market, higher freight costs and lower stumpage volumes. The Wood Products business was down slightly compared with the same quarter last year and the 2003 first quarter as a result of weaker Asian export markets for New Zealand lumber and plywood, although Australian and New Zealand housing markets continue to show strength. The Pulp and Paper business was negatively impacted by the strike at the Kinleith Pulp and Paper mill; however, a settlement was reached in late May, and the Kinleith mill is now at full production.

International Paper's results for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects: (1) Carter Holt Harvey's earnings include only our share of Carter Holt Harvey's operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey's sales;
(2) Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars; and (3) Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. The major differences in standards relate to cost of timber harvested (COTH), goodwill amortization, depreciation and financial instruments.

Specialty Businesses and Other
------------------------------

                                         2003                                           2002
                    ---------------------------------------------- ----------------------------------------------
In millions           1st Quarter     2nd Quarter      Six Months     1st Quarter     2nd Quarter    Six Months
                    ---------------------------------------------- ----------------------------------------------
Sales                       $ 350           $ 340           $ 690           $ 420          $ 445           $ 865
Operating Profit                7              10              17              10             16              26

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Industrial Papers and Chemical Cellulose Pulp. Also included are businesses identified in our divestiture program whose results are included in this segment for periods prior to their sale. Second-quarter 2003 net sales were 24% less than in the second quarter of 2002, and were 3% less than in the first quarter of 2003. Operating profits in the second quarter of 2003 were 38% less than in the second quarter of 2002 but were 43% higher than in the first quarter of 2003. The decrease in sales and the increase in earnings during the 2003 second quarter are principally due to the phasing out of operations at the Natchez, Mississippi Chemical Cellulose dissolving pulp mill, with production and sales limited to higher margin acetate pulp. Operations at Natchez ceased on July 15, 2003. Compared with the previous quarter, Arizona Chemical reported slightly lower prices during the quarter while volumes increased. Industrial Papers reported lower volumes and slightly higher prices compared with the previous quarter.

Other
-----

The Company is currently implementing a supply chain initiative that includes targeting a reduction in stores inventories of approximately $175 million over a four-year period from improved management techniques that will reduce purchases and improve usage. Some of the reductions may be from dispositions of inventory that, based on the new approach, will be considered excess.

In addition, in July 2003 the Company announced a program targeting an additional reduction in overhead costs of $500 million compared to 2003 budgeted amounts.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant additional charges will be incurred in future periods in our businesses should such triggering events occur.

Liquidity and Capital Resources

Cash provided by operations totaled $693 million for the 2003 first half, compared to $708 million for the 2002 first half. Working capital requirements, reflecting higher accounts and notes receivable and inventory balances and lower accounts payable and accrued liability balances, decreased operating cash flow for the first six months of 2003 by $263 million, compared with a decrease of $138 million in operating cash flow for the first six months of 2002.

Investments in capital projects totaled $427 million and $386 million for the first six months of 2003 and 2002, respectively. Full year capital spending for 2003 is now expected to be approximately $1.1 billion, which is below projected depreciation and amortization charges.

Financing activities for the 2003 first half included a $751 million net increase in debt versus an $841 million net reduction in the comparable 2002 six-month period. In March 2003, International Paper completed the private placements for $300 million of 3.80% notes due April 1, 2008 and $700 million of 5.30% notes due April 1, 2015. The proceeds from these notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper. These preferred securities were classified in the consolidated balance sheet as an Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary.

Also during the first six months of 2003, approximately 713,000 shares were added to treasury stock through repurchases at a cost of $26 million, while 779,000 treasury shares were issued for various incentive plans, including stock option exercises that generated $14 million of cash. In the first six months of 2002, approximately 980,000 shares were added to treasury stock at a cost of $42 million with approximately 1,195,000 treasury shares issued for various incentive plans, including stock option exercises that generated $43 million of cash. Common stock dividend payments totaling $239 million and $241 million for the 2003 and 2002 six-month periods, respectively, were $.50 per share for both periods.

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

At June 30, 2003, cash and temporary investments totaled $1.4 billion compared with $1.1 billion at December 31, 2002.

In March 2003, International Paper renegotiated its $1.5 billion bank credit facility. The facility has a maturity of March 2006. This facility was unused at June 30, 2003.

International Paper believes its capital resources remain adequate to fund expected working capital requirements.

Income Taxes

The effective income tax rate before the cumulative effect of accounting changes was .5% and 9% for the 2003 and 2002 six-month periods, respectively, which included the tax effects of certain special and unusual items that can affect the effective income tax rate in a given quarter, but may not recur in subsequent quarters. Management believes that the effective tax rate computed after excluding these special or unusual items provides a better estimate of the rate that could be expected in future quarters of the current calendar year if no additional special or unusual items were to occur in those quarters. The effective tax rates for the six-month periods ended June 30, 2003 and 2002 excluding these special and unusual items were 28% and 31%, respectively.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2002, a discussion of these critical accounting policies, which are important to the portrayal of the Company's financial condition and results of operations and require management's judgments. The Company has not made any changes in any of these critical accounting policies during the second quarter of 2003.

Significant Accounting Estimates

Pension Accounting. Net pension expense reported in operating income totaled approximately $9.8 million for International Paper's U.S. plans for the six months ended June 30, 2003, or about $51.4 million lower than the pension income amount recorded for the first six months of 2002. Net pension expense for non-U.S. plans was about $17 million and $12 million for the six-month periods in 2003 and 2002, respectively. The decrease in U.S. plan pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 8.75% for 2003 from 9.25% for 2002, and reductions in the discount rate (6.50% for 2003 from 7.25% for 2002) and the assumed rate of future compensation increase (3.75% for 2003 from 4.5% for 2002).

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

At December 31, 2002, the market value of assets was less than the accumulated benefit obligation for International Paper's qualified pension plans and, accordingly, a minimum liability of approximately $1.0 billion was established with an after tax charge of approximately $1.5 billion to Shareholders' equity, with no impact on earnings or cash flows. If the difference between the market value of plan assets and the accumulated benefit obligation increases by the next plan measurement date, December 31, 2003, a further increase to the recorded minimum liability would be required, with an additional charge to Shareholders' equity. Factors that could cause this difference to increase include a further decline in the market value of plan assets or a decrease in the discount rate used to compute the accumulated benefit obligation. As of June 30, 2003, interest rates have declined approximately 75 basis points since the December 31, 2002 measurement date while the market value of plan assets has increased slightly. If a remeasurement had occurred as of June 30, 2003, an increase in the recorded minimum liability of approximately $470 million would have been required, with a $195 million reduction in Shareholders' equity.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional expense of $21 million and $23 million would have been recorded in the first six months of 2003 and 2002, respectively, decreasing the reported earnings per share by 14% to $0.24 in the first half of 2003 and increasing the reported loss per share by 2% to ($1.90) in the first half of 2002.

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


                                          INTERNATIONAL PAPER COMPANY
                                   Financial Information by Industry Segment
                                                  (Unaudited)
                                                 (In millions)

Sales by Industry Segment

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                        ------------------------          ------------------------
                                                          2003             2002             2003            2002
                                                        -------          -------          -------         --------
Printing Papers                                         $ 1,870          $ 1,815          $ 3,755         $ 3,635
Industrial and Consumer Packaging                         1,565            1,530            3,065           2,990
Distribution                                              1,570            1,575            3,100           3,110
Forest Products                                             740              815            1,415           1,580
Carter Holt Harvey                                          525              480            1,025             890
Specialty Businesses and Other (1)                          340              445              690             865
Corporate and Inter-segment Sales                          (346)            (355)            (711)           (727)
                                                        -------          -------          -------         -------
Net Sales                                               $ 6,264          $ 6,305          $12,339         $12,343
                                                        =======          =======          =======         =======

Operating Profit by Industry Segment

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                           June 30,
                                                        -------------------------         -----------------------
                                                          2003             2002             2003            2002
                                                        -------          -------          -------          ------
Printing Papers                                         $   143          $   106          $   265          $  182
Industrial and Consumer Packaging                           121              145              210             273
Distribution                                                 22               23               37              41
Forest Products                                             143              204              304             380
Carter Holt Harvey                                            9               14               25              24
Specialty Businesses and Other (1)                           10               16               17              26
                                                        -------          -------          -------          ------
Operating Profit                                            448              508              858             926
Interest expense, net                                      (194)            (199)            (378)           (404)
Minority interest (2)                                        13               15               31              25
Corporate items, net                                        (96)             (37)            (184)           (131)
Restructuring and other charges (3)                         (81)             (79)            (104)            (79)
Net (losses) gains on sales and impairments of
     businesses held for sale                               (10)              28              (10)             28
Reversal of reserves no longer required                       9                -                9              10
                                                        -------          -------          -------          ------
Earnings before income taxes,
   minority interest and cumulative effect
   of accounting changes                                $    89          $   236          $   222          $  375
                                                        =======          =======          =======          ======

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

(3) See Footnote 4 for additional information concerning restructuring and other charges.

                                           INTERNATIONAL PAPER COMPANY
                                        Sales Volumes By Product (1) (2)
                                                    (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                         --------------------------     --------------------------
                                                            2003           2002              2003          2002
                                                         --------------------------     --------------------------
Printing Papers (In thousands of short tons)
     Uncoated Papers and Bristols                           1,565          1,614            3,169         3,235
     Coated Papers                                            500            533            1,006         1,042
     Market Pulp                                              549            588            1,180         1,199

Packaging (In thousands of short tons)
     Containerboard                                           550            580            1,136         1,084
     Bleached Packaging Board                                 361            337              701           651
     Kraft                                                    157            140              307           313
     Industrial and Consumer Packaging                      1,132          1,168            2,249         2,281

Forest Products (In millions)
     Panels (sq. ft. 3/8" - basis)                            593            541            1,099         1,320
     Lumber (board feet)                                    1,055          1,118            2,019         2,123
     MDF and Particleboard (sq. ft. 3/4"- basis)              139            191              286           370

(1) Sales volumes include third party and inter-segment sales and 100% of volumes sold by Carter Holt Harvey.

(2) Volumes for divested businesses are included through the date of sale.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 25 and 26 of International Paper's Annual Report to Shareholders for the year ended December 31, 2002 as previously filed on Form 10-K, which information is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15 (e) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 8 in this Form 10-Q.

Other Litigation

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation (acquired by International Paper in 1999), and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for linerboard and corrugated sheets during the period October 1, 1993, through November 30, 1995. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. The cases have been consolidated. The plaintiffs in these consolidated cases sought certification on behalf of both corrugated sheet purchasers and corrugated container purchasers. On September 4, 2001, the district court certified both classes. Defendants filed a petition appealing the certification order. On September 5, 2002, the Court of Appeals for the Third Circuit affirmed the district court's certification decision. On January 14, 2003, the defendants filed a petition for certiorari with the U.S. Supreme Court seeking a review of the Court of Appeals decision; the Supreme Court denied the petition on April 21, 2003. The deadline by which members of the class had to elect to opt out of the class action litigation expired on June 9, 2003. Ten opt-out complaints, most with multiple plaintiffs, have been filed in various federal district courts around the country. It is expected that they will be consolidated for pre-trial purposes in the federal court in the Eastern District of Pennsylvania, where the class action litigation is also pending. Discovery in the opt-out cases is expected to proceed on a separate schedule from discovery in the class action litigation. Fact discovery in the class action litigation is scheduled to conclude on August 31, 2003.

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper's Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors between January 1, 1994 and June 30, 2000. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. These cases have been consolidated in federal district court in New York. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and the District of Columbia. The case in New York state court and one of the two Michigan cases have been dismissed, while all of the other state cases have been stayed. On June 17, 2003, the federal district court certified the consolidated federal cases as a class action. The deadline by which members of the class must decide whether to opt out of the class action litigation is forty-five days following issuance of the class action notice. This notice must be issued by August 1, 2003. Discovery in the federal case is ongoing. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases.

Environmental

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of International Paper was held on May 13, 2003.

(b) The Annual Meeting involved the election of four Class III directors. Persons elected to this Class were Messrs. Robert J. Eaton, John V. Faraci, Donald F. McHenry, and Patrick F. Noonan.

     Directors whose terms of office continued after the meeting are Samir G. Gibara, Jane C. Pfeiffer, Charles R. Shoemate, John T. Dillon, James A. Henderson, Robert D. Kennedy and W. Craig McClelland.

(c)  (i)   The shareholders voted on the election of four directors as Class III directors, with terms expiring in 2006.

         The votes for or withheld for each nominee were:

                                                 For              Withheld
                                              -----------        ----------
           Mr. Robert J. Eaton                398,175,988        25,603,016
           Mr. John V. Faraci                 413,279,783        10,499,221
           Mr. Donald F. McHenry              400,178,906        23,600,098
           Mr. Patrick F. Noonan              409,498,642        14,280,362

     (ii) The shareholders approved amendments to the Company's Long-Term Incentive Compensation Plan. There were 298,997,052 votes cast in favor of the proposal, 117,174,388 votes cast against the proposal, and 7,606,552 votes in abstention.

     (iii) The shareholders approved a shareholder proposal relating to shareholder approval of certain future severance agreements with senior executives. There were 224,038,116 votes cast in favor of the proposal, 143,508,010 votes cast against the proposal, and 8,475,729 votes in abstention.

(d)  N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        10.1 Long-Term Incentive Compensation Plan of the Company, approved by shareholders on May 13, 2003.

                        10.2 Form of Confidentiality and Non-Competition Agreement entered into by Company employees who may receive restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company.

                        11    Statement of Computation of Per Share Earnings

                        12    Computation of Ratio of Earnings to Fixed Charges

                        31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)   Reports on Form 8-K

                        On April 24, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9. Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition) the results of operations for the quarter ended March 31, 2003.

                        On June 10, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 for the purpose of conforming certain items included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 to the new requirements of Item 10 of Regulation S-K.

                        On July 15, 2003, the Company filed a Current Report on Form 8-K under Item 9. Regulation FD Disclosure relating to a favorable decision in a lawsuit brought by International Paper against 22 insurers.

                        On July 24, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9. Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition) the results of its operations for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


             Date:  August 14, 2003         By /s/CHRISTOPHER P. LIDDELL
                                               -------------------------
                                            Christopher P. Liddell
                                            Senior Vice President and Chief
                                            Financial Officer


             Date:  August 14, 2003         By /s/ ROBERT J. GRILLET
                                               ---------------------
                                            Robert J. Grillet
                                            Vice President and Controller