Form 10-Q
period 2003-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2003-11-13
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

                                 Yes [X]   No [ ]

    The number of shares outstanding of the registrant's common stock as of
                       October 31, 2003 was 480,467,169.

================================================================================

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                                                                    PAGE NO.
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Statement of Earnings -
                      Three Months and Nine Months Ended September 30, 2003 and 2002                                    1

                   Consolidated Balance Sheet -
                      September 30, 2003 and December 31, 2002                                                          2

                   Consolidated Statement of Cash Flows -
                      Nine Months Ended September 30, 2003 and 2002                                                     3

                   Consolidated Statement of Common Shareholders' Equity -
                      Nine Months Ended September 30, 2003 and 2002                                                     4

                   Notes to Consolidated Financial Statements                                                           5

Item 2.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                        17

                   Financial Information by Industry Segment                                                           27

Item 3.            Quantitative and Qualitative Disclosures About Market Risk                                          29

Item 4.            Controls and Procedures                                                                             30

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                                   31

Item 2.            Changes in Securities                                                                               *

Item 3.            Defaults upon Senior Securities                                                                     *

Item 4.            Submission of Matters to a Vote of Security Holders                                                 *

Item 5.            Other Information                                                                                   33

Item 6.            Exhibits and Reports on Form 8-K                                                                    34

Signatures                                                                                                             35

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                            Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                           -------------------       ---------------------
                                                                            2003         2002          2003          2002
                                                                           ------       ------       -------       -------
Net Sales                                                                  $6,373       $6,343       $18,712       $18,686
                                                                           ------       ------       -------       -------
Costs and Expenses
  Cost of products sold                                                     4,754        4,611        13,924        13,664
  Selling and administrative expenses                                         497          509         1,472         1,516
  Depreciation, amortization and cost of timber harvested                     416          407         1,226         1,194
  Distribution expenses                                                       272          281           821           821
  Taxes other than payroll and income taxes                                    62           65           192           201
  Restructuring and other charges                                              93           19           197            98
  Net losses (gains) on sales and impairments of businesses
    held for sale                                                               1           (3)           11           (31)
                                                                           ------       ------       -------       -------
Total Costs and Expenses                                                    6,095        5,889        17,843        17,463
  Reversal of reserves no longer required, net                                  8            -            17            10
                                                                           ------       ------       -------       -------
Earnings Before Interest, Income Taxes, Minority
  Interest and Cumulative Effect of Accounting Changes                        286          454           886         1,233
  Interest expense, net                                                       203          186           581           590
                                                                           ------       ------       -------       -------
Earnings Before Income Taxes, Minority
  Interest and Cumulative Effect of Accounting Changes                         83          268           305           643
  Income tax (benefit) provision                                              (59)          85           (58)          118
  Minority interest expense, net of taxes                                      20           38            99           100
                                                                           ------       ------       -------       -------
Earnings Before Cumulative Effect of
  Accounting Changes                                                          122          145           264           425
  Cumulative effect of accounting changes:
    Asset retirement obligations, net of taxes                                  -            -           (10)            -
    Transitional goodwill impairment charge, net of minority interest           -            -             -        (1,175)
                                                                           ------       ------       -------       -------
Net Earnings (Loss)                                                        $  122       $  145       $   254       $  (750)
                                                                           ======       ======       =======       =======

Basic and Diluted Earnings Per Common Share
  Earnings before cumulative effect of accounting changes                  $ 0.25       $ 0.30       $  0.55       $  0.88
  Cumulative effect of accounting changes:
    Asset retirement obligations                                                -            -         (0.02)            -
    Transitional goodwill impairment charge                                     -            -             -         (2.44)
                                                                           ------       ------       -------       -------
  Net earnings (loss)                                                      $ 0.25       $ 0.30       $  0.53       $ (1.56)
                                                                           ======       ======       =======       =======
Average Shares of Common Stock Outstanding                                  479.8        481.1         479.3         482.0
                                                                           ======       ======       =======       =======
Cash Dividends Per Common Share                                            $ 0.25       $ 0.25       $  0.75       $  0.75
                                                                           ======       ======       =======       =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                                        September 30,           December 31,
                                                                                             2003                   2002
                                                                                           -------                -------
Assets
Current Assets
  Cash and temporary investments                                                           $ 1,564                $ 1,074
  Accounts and notes receivable, net                                                         2,948                  2,780
  Inventories                                                                                2,942                  2,879
  Assets of businesses held for sale                                                           148                    128
  Other current assets                                                                         911                    877
                                                                                           -------                -------
Total Current Assets                                                                         8,513                  7,738
                                                                                           -------                -------
Plants, Properties and Equipment, net                                                       14,029                 14,167
Forestlands                                                                                  3,932                  3,846
Investments                                                                                    287                    227
Goodwill                                                                                     5,332                  5,307
Deferred Charges and Other Assets                                                            2,545                  2,507
                                                                                           -------                -------
Total Assets                                                                               $34,638                $33,792
                                                                                           =======                =======

Liabilities and Common Shareholders' Equity
Current Liabilities
  Notes payable and current maturities of long-term debt                                   $   637                $     -
  Accounts payable                                                                           2,185                  2,014
  Accrued payroll and benefits                                                                 459                    523
  Liabilities of businesses held for sale                                                       41                     44
  Other accrued liabilities                                                                  1,831                  1,998
                                                                                           -------                -------
Total Current Liabilities                                                                    5,153                  4,579
                                                                                           -------                -------
Long-Term Debt                                                                              14,508                 13,042
Deferred Income Taxes                                                                        1,663                  1,765
Other Liabilities                                                                            3,783                  3,778
Minority Interest                                                                            1,736                  1,449
International Paper - Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiaries Holding International Paper Debentures                              -                  1,805
Common Shareholders' Equity
  Common stock, $1 par value, 485.0 in 2003 and 484.8 in 2002                                  485                    485
  Paid-in capital                                                                            6,493                  6,493
  Retained earnings                                                                          3,156                  3,260
  Accumulated other comprehensive loss                                                      (2,165)                (2,645)
                                                                                           -------                -------
                                                                                             7,969                  7,593
  Less: Common stock held in treasury, at cost, 2003 - 4.6 shares
    2002 - 5.7 shares                                                                          174                    219
                                                                                           -------                -------
Total Common Shareholders' Equity                                                            7,795                  7,374
                                                                                           -------                -------
Total Liabilities and Common Shareholders' Equity                                          $34,638                $33,792
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

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                 2003              2002
                                                                               -------           --------
Operating Activities
  Net earnings (loss)                                                          $   254           $  (750)
  Cumulative effect of accounting changes                                           10             1,175
  Depreciation and amortization                                                  1,226             1,194
  Deferred income tax benefit                                                     (169)             (114)
  Payments related to restructuring and legal reserves                            (198)             (257)
  Restructuring and other charges                                                  197                98
  Reversal of reserves no longer required, net                                     (17)              (10)
  Net losses (gains) on sales and impairments of businesses held for sale           11               (31)
  Other, net                                                                       186                 5
  Changes in current assets and liabilities
    Accounts and notes receivable                                                  (90)              (62)
    Inventories                                                                     (8)               74
    Accounts payable and accrued liabilities                                       (83)              128
    Other                                                                          (17)              (22)
                                                                               -------           -------
Cash Provided by Operations                                                      1,302             1,428
                                                                               -------           -------
Investment Activities
  Invested in capital projects
    Ongoing businesses                                                            (703)             (613)
    Businesses sold and held for sale                                                -                (4)
 Proceeds from divestitures                                                         53               535
 Other                                                                            (134)              (80)
                                                                               -------           -------
Cash Used for Investment Activities                                               (784)             (162)
                                                                               -------           -------
Financing Activities
  Issuance of common stock                                                          50                43
  Issuance of debt                                                               1,377               837
  Reduction of debt                                                               (686)           (1,763)
  Redemption of preferred securities of a subsidiary                              (550)                -
  Change in bank overdrafts                                                         31               (51)
  Purchases of treasury stock                                                      (26)             (124)
  Dividends paid                                                                  (358)             (362)
  Sale of preferred securities of a subsidiary                                     150                50
  Other                                                                           (102)              (57)
                                                                               -------           -------
Cash Used for Financing Activities                                                (114)           (1,427)
                                                                               -------           -------
Effect of Exchange Rate Changes on Cash                                             86               (69)
                                                                               -------           -------
Change in Cash and Temporary Investments                                           490              (230)
Cash and Temporary Investments
  Beginning of the period                                                        1,074             1,224
                                                                               -------           -------
  End of the period                                                            $ 1,564           $   994
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

                           INTERNATIONAL PAPER COMPANY
              Consolidated Statement of Common Shareholders' Equity
                                  (Unaudited)
                (In millions, except share amounts in thousands)


                      Nine Months Ended September 30, 2003

                                                                                     Accumulated
                                                                                        Other
                                  Common Stock Issued      Paid-in      Retained    Comprehensive
                                  Shares       Amount      Capital      Earnings    Income (Loss)
                                 ----------   ----------  -----------  -----------  --------------

Balance, December 31, 2002         484,760        $ 485      $ 6,493      $ 3,260        $ (2,645)
Issuance of stock for various
  plans                                228            -            -            -               -
Repurchases of stock                     -            -            -            -               -
Cash dividends - Common
  stock ($0.75 per share)                -            -            -         (358)              -
Comprehensive income (loss):
  Net earnings                           -            -            -          254               -
  Foreign currency translation
     adjustments                         -            -            -            -             489
  Cash flow hedging derivatives:
    Net gain arising during the period
     (less tax expense of $27)           -            -            -            -              49
    Reclassification of gains
     included in net income
     (less tax expense of $29)           -            -            -            -             (58)

    Total comprehensive income
                                   -------        -----      -------      -------        --------
Balance, September 30, 2003        484,988        $ 485      $ 6,493      $ 3,156        $ (2,165)
                                   =======        =====      =======      =======        ========


                                                                Total
                                                               Common
                                       Treasury Stock       Shareholders'
                                    Shares       Amount        Equity
                                   ----------  -----------  --------------

Balance, December 31, 2002             5,680        $ 219         $ 7,374
Issuance of stock for various
  plans                               (1,831)         (71)             71
Repurchases of stock                     713           26             (26)
Cash dividends - Common
  stock ($0.75 per share)                  -            -            (358)
Comprehensive income (loss):
  Net earnings                             -            -             254
  Foreign currency translation
     adjustments                           -            -             489
  Cash flow hedging derivatives:
    Net gain arising during the period
     (less tax expense of $27)             -            -              49
    Reclassification of gains
     included in net income
     (less tax expense of $29)             -            -             (58)
                                                                  --------
    Total comprehensive income                                        734
                                       -----        -----         -------
Balance, September 30, 2003            4,562        $ 174         $ 7,795
                                       =====        =====         =======



                      Nine Months Ended September 30, 2002

                                                                                     Accumulated
                                                                                        Other
                                  Common Stock Issued      Paid-in      Retained    Comprehensive
                                  Shares       Amount      Capital      Earnings    Income (Loss)
                                 ----------   ----------  -----------  -----------  --------------

Balance, December 31, 2001         484,281        $ 484      $ 6,465      $ 4,622        $ (1,175)
Issuance of stock for various
  plans                                404            1           13            -               -
Repurchases of stock                     -            -            -            -               -
Cash dividends - Common
  stock ($0.75 per share)                -            -            -         (362)              -
Comprehensive income (loss):
  Net loss                               -            -            -         (750)              -
  Foreign currency translation
     adjustments                         -            -            -            -            (178)
  Cash flow hedging derivatives:
    Net gain arising during the period
     (less tax expense of $17)           -            -            -            -              41
    Reclassification of losses
     included in net income
     (less tax benefit of $2)            -            -            -            -               5

    Total comprehensive loss
                                   -------        -----      -------      -------        --------
Balance, September 30, 2002        484,685        $ 485      $ 6,478      $ 3,510        $ (1,307)
                                   =======        =====      =======      =======        ========


                                                                Total
                                                               Common
                                       Treasury Stock       Shareholders'
                                    Shares       Amount        Equity
                                   ----------  -----------  --------------

Balance, December 31, 2001             2,693        $ 105        $ 10,291
Issuance of stock for various
  plans                               (1,181)         (47)             61
Repurchases of stock                   3,110          124            (124)
Cash dividends - Common
  stock ($0.75 per share)                  -            -            (362)
Comprehensive income (loss):
  Net loss                                 -            -            (750)
  Foreign currency translation
     adjustments                           -            -            (178)
  Cash flow hedging derivatives:
    Net gain arising during the period
     (less tax expense of $17)             -            -              41
    Reclassification of losses
     included in net income
     (less tax benefit of $2)              -            -               5
                                                                  -------
    Total comprehensive loss                                         (882)
                                       -----        -----         -------
Balance, September 30, 2002            4,622        $ 182         $ 8,984
                                       =====        =====         =======


The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002, which has previously been filed with the Securities and Exchange Commission.

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


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                    ----------------------          -----------------------
In millions, except per share amounts                                2003            2002            2003             2002
                                                                    ------          ------          ------           ------
Earnings before cumulative effect of
  accounting changes                                                $  122          $  145          $  264           $  425
Effect of dilutive securities                                            -               -               -                -
                                                                    ------          ------          ------           ------
Earnings before cumulative effect of
  accounting changes - assuming dilution                            $  122          $  145          $  264           $  425
                                                                    ======          ======          ======           ======

Average common shares outstanding                                    479.8           481.1           479.3            482.0
Effect of dilutive securities
  Stock options                                                        2.0             1.2             1.4              1.8
                                                                    ------          ------          ------           ------
Average common shares outstanding - assuming dilution                481.8           482.3           480.7            483.8
                                                                    ======          ======          ======           ======
Earnings per common share before cumulative
  effect of accounting changes                                      $ 0.25          $ 0.30          $ 0.55           $ 0.88
                                                                    ======          ======          ======           ======
Earnings per common share before cumulative
  effect of accounting changes - assuming dilution                  $ 0.25          $ 0.30          $ 0.55           $ 0.88
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

NOTE 3 - MERGERS AND ACQUISITIONS

In December 2002, Carter Holt Harvey acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.


NOTE 4 - RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

During the third quarter of 2003, restructuring and other charges totaling $93 million before taxes ($59 million after taxes) were recorded, including $33 million before taxes ($20 million after taxes) for facility closure costs, $38 million before taxes ($23 million after taxes) for severance costs associated with organizational restructuring programs, $14 million before taxes ($9 million after taxes) for legal reserves, and $8 million before taxes ($7 million after taxes) for early debt retirement costs. In addition, a $1 million pre-tax charge ($1 million after taxes) to adjust costs of businesses previously sold and an $8 million pre-tax credit ($5 million after taxes) for the net reversal of restructuring and realignment reserves no longer required were recorded in the quarter. In addition, a decrease in the income tax provision of $60 million was recorded reflecting a favorable revision of estimated tax accruals upon filing the 2002 Federal income tax return and increased research and development credits.

Facility closure and severance costs included a $9 million charge for asset write-downs and a $62 million charge for severance and other costs. The following table presents additional detail related to these charges:


                                                 Asset           Severance
In millions                                   Write-downs        and Other        Total
-----------                                   -----------        ---------        -----
Administrative Support Groups            (a)      $  -              $ 38           $ 38
Specialty Businesses and Other           (b)         9                24             33
                                                  ----              ----           ----
                                                  $  9              $ 62           $ 71
                                                  ====              ====           ====

(a) During the third quarter of 2003, International Paper implemented the initial phase of an Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $37 million of severance costs covering the termination of 744 employees, and other cash costs of $1 million. The $38 million charge included: Printing Papers
     - $12 million, Industrial and Consumer Packaging - $11 million, Distribution - $2 million, Forest Products - $6 million, Specialty Businesses - $2 million, and Corporate - $5 million.

(b) Specialty Businesses recorded an additional charge of $33 million in connection with the July 15th shutdown of the Natchez, Mississippi mill. The charge included $9 million of asset write-downs to salvage value, $1 million of severance costs covering the termination of 20 employees, $20 million of environmental closure costs and other cash costs of $3 million.

During the second quarter of 2003, restructuring and other charges totaling $81 million before taxes ($50 million after taxes) were recorded, including $51 million before taxes ($32 million after taxes) for facility shutdown costs and severance costs associated with organizational restructuring programs, $20 million pre-tax ($12 million after taxes) for legal reserves, and $10 million before taxes ($6 million after taxes) for early debt retirement costs. In addition, a $10 million pre-tax adjustment ($6 million after taxes) to reduce previous divestiture costs and a $9 million credit before taxes and minority interest ($5 million after taxes and minority interest) for the net reversal of restructuring reserves no longer required were recorded in the quarter. Also, a $50 million tax provision reduction was recorded reflecting a favorable tax audit settlement and benefits from an overseas tax program.

The $51 million charge includes a $16 million charge for asset write-downs and a $35 million charge for severance and other costs. The following table presents additional detail related to this charge:


                                                 Asset           Severance
In millions                                   Write-downs        and Other        Total
-----------                                   -----------        ---------        -----
Printing Papers                          (a)      $ 3               $ 2            $ 5
Consumer Packaging                       (b)        -                 6              6
Forest Products                          (c)       13                 7             20
Distribution                             (d)        -                 4              4
Specialty Businesses and Other           (e)        -                16             16
                                                  ---               ---            ---
                                                  $16               $35            $51
                                                  ===               ===            ===

(a) The Printing Papers business recorded a charge of $2 million for severance costs relating to 19 employees associated with an organizational restructuring initiative. The business also recorded an additional charge of $3 million to write off obsolete equipment.

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

(e) Specialty Businesses recorded a severance charge of $16 million associated with the termination of 447 employees in connection with the July 15th shutdown of the Natchez, Mississippi mill. Additional shutdown charges were recorded in the third quarter of 2003.

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

                                                 Asset           Severance
In millions                                   Write-downs        and Other        Total
-----------                                   -----------        ---------        -----
Industrial Packaging                    (a)       $ -               $ 2            $ 2
Specialty Businesses and Other          (b)         2                18             20
Carter Holt Harvey                      (c)         -                 1              1
                                                  ---               ---            ---
                                                  $ 2               $21            $23
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

The following table presents a roll forward of the cumulative severance and other costs included in the 2003 restructuring plans:


                                                                   Severance
In millions                                                        and Other
-----------                                                        ---------
Opening balance - first quarter 2003                                  $ 21
  Additions - second quarter 2003                                       35
  Additions - third quarter 2003                                        62
  Cash charges - second quarter 2003                                    (5)
  Cash charges - third quarter 2003                                    (39)
                                                                      ----
Balance, September 30, 2003                                           $ 74
                                                                      ====

The severance charges recorded in the first, second and third quarters of 2003 related to 2,069 employees. As of September 30, 2003, 1,191 employees had been terminated.

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

During the fourth quarter of 2002, restructuring and other charges totaling $597 million before taxes and minority interest ($376 million after taxes and minority interest) were recorded. These charges included a

$101 million charge before taxes and minority interest ($71 million after taxes and minority interest), including $29 million for asset shutdowns of excess internal capacity and $72 million for severance and other charges, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. In addition, a $58 million pre-tax credit ($36 million after taxes) was recorded in the fourth quarter of 2002, including $35 million for the reversal of 2001 and 2000 reserves no longer required and $23 million for the reversal of excess Champion purchase accounting reserves.

The following table presents a roll forward of the cumulative severance and other costs included in the 2002 restructuring plans:


                                                                   Severance
In millions                                                        and Other
-----------                                                        ---------
Opening balance - second quarter 2002                                 $ 37
  Additions - third quarter 2002                                        10
  Additions - fourth quarter 2002                                       72
  Cash charges - 2002                                                  (15)
  Cash charges - first quarter 2003                                    (43)
  Cash charges - second quarter 2003                                   (16)
  Cash charges - third quarter 2003                                     (8)
  Reclassifications:
   Environmental remediation and other exit costs                       (4)
   Reversal of reserves no longer required                              (9)
                                                                      ----
Balance, September 30, 2003                                           $ 24
                                                                      ====

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of September 30, 2003, 1,775 employees had been terminated. An additional 74 employees were retained, and the associated severance reserves were reversed in the 2003 second quarter.

International Paper continually evaluates its operations for improvement. In July 2003, the Company announced a program targeting an additional reduction in annual overhead costs by late 2004. An initial charge of $38 million for severance and other costs was recorded in the 2003 third quarter relating to this program. Additional charges will be recorded when additional employees are notified that their positions will be eliminated and severance charges can be estimated.

NOTE 5 -  BUSINESSES HELD FOR SALE AND DIVESTITURES

Sales and operating earnings for each of the nine month periods ended September 30, 2003 and 2002 for certain small businesses currently held for sale, as well as results for businesses sold through their respective divestiture dates, were:

---------------------------------------------------------------------------
In millions                                          2003           2002
---------------------------------------------------------------------------
Sales                                                $104           $294
Operating Profit                                        1              8

The sales and operating earnings for these businesses are included in Specialty Businesses and Other in management's discussion and analysis. The assets of businesses held for sale, totaling $148 million at September 30, 2003 are included in Assets of businesses held for sale in Current Assets in the accompanying consolidated balance sheet. The liabilities of businesses held for sale, totaling $41 million at September 30, 2003 are included in Liabilities of businesses held for sale in Current Liabilities in the accompanying consolidated balance sheet.

In June 2002, International Paper announced that it would discontinue efforts to divest its Arizona Chemical and Industrial Papers businesses after these efforts did not generate acceptable offers. International Paper has made a decision to operate these two businesses. International Paper ended efforts to sell the Chemical Cellulose Pulp business in February 2002, and in January 2003, announced it would close the Natchez mill comprising this business in mid-2003. The mill was closed in mid-July of 2003.

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

During the second quarter of 2002, a net pre-tax gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale of International Paper's Oriented Strand Board facilities (see below), and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:
     (1) a $2 million net loss associated with the sales of the Wilmington carton plant and Carter Holt Harvey's distribution business;
     (2) an additional loss of $12 million to write down the net assets of Decorative Products to the amount realized on the subsequent sale of this business in July 2002;
     (3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of previously estimated costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and
     (4) a $10 million charge for additional expenses relating to prior divestitures.
The impairment charge recorded for Arizona Chemical in 2001 included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter include a larger tax benefit, resulting in a net after-tax gain.

In April 2002, International Paper sold its Oriented Strand Board facilities to Nexfor Inc. for $250 million, resulting in a pre-tax gain of $63 million ($40 million after taxes).

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

                                                    September 30,         December 31,
In millions                                              2003                2002
-----------                                         -------------         ------------
Raw materials                                           $  430               $  469
Finished pulp, paper and packaging products              1,768                1,694
Finished lumber and panel products                         167                  158
Operating supplies                                         537                  517
Other                                                       40                   41
                                                        ------               ------
  Total                                                 $2,942               $2,879
                                                        ======               ======

Temporary investments with a maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $973 million and $689 million at September 30, 2003 and December 31, 2002, respectively.

Interest payments made during the nine-month periods ended September 30, 2003 and 2002 were $605 million and $712 million, respectively. Capitalized net interest costs were $5 million and $6 million for the nine months ended September 30, 2003 and 2002, respectively. Total interest expense was $660 million for the first nine months of 2003 and $671 million for the first nine months of 2002. Distributions paid under all of International Paper's preferred securities of subsidiaries were $62 million and $89 million during the first nine months of 2003 and 2002, respectively. Interest payments and expense for the 2003 nine-month period included an additional $15 million and $22 million, respectively, of interest on borrowings from de-consolidated trusts as of July 1, 2003 (see Note 7). Income tax payments of $172 million and $204 million were made during the first nine months of 2003 and 2002, respectively.

Accumulated depreciation was $18.6 billion at September 30, 2003 and $18.1 billion at December 31, 2002. The allowance for doubtful accounts was $147 million at September 30, 2003 and $169 million at December 31, 2002.

In accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," adopted effective January 1, 2003, International Paper records a liability and an asset equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper's asset retirement obligations under this standard generally relate to closure costs for landfills and other environmental liabilities resulting from the normal operations of long-lived assets. Revisions to the liability could occur due to changes in the estimated costs or timing of environmental closures, or possible new federal or state regulations affecting these closures. The following table presents an analysis of activity related to the asset retirement obligation since January 1, 2003:


In millions
-----------
Asset retirement obligation at January 1, 2003                                $20
Net transition adjustment                                                      22
Liabilities settled                                                            (2)
Net adjustments to existing liabilties                                          6
Accretion expense                                                               1
                                                                              ---
Asset retirement obligation at September 30, 2003                             $47
                                                                              ===

This liability is included in Other liabilities in the accompanying consolidated balance sheet.


NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Financial Instruments With Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. International Paper adopted this standard for the quarter ending September 30, 2003, with no material effect on the Company's financial position or results of operations.

Costs Associated With Exit or Disposal Activities:

International Paper adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003, with no material effect on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," addressing consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The interpretation applied immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For VIE's created before February 1, 2003, the consolidation provisions were originally effective in the first reporting period beginning after June 15, 2003. On October 9, 2003, the FASB deferred the required effective date of this interpretation until the end of the first reporting period ending after December 15, 2003, although early application of the provisions of this interpretation was allowed.

International Paper neither entered into nor obtained an interest in any VIE's after January 31, 2003. In the third quarter of 2003, the Company completed its analysis of the application of this interpretation to certain existing trusts, International Paper Capital Trust and International Paper Capital Trust III (the Trusts), that had issued Mandatorily Redeemable Preferred Securities that had been classified as a separate line item in the Company's consolidated balance sheet. Under the provisions of FIN 46, it was determined that the Company is not the "primary beneficiary" of the variable interests of these entities. Accordingly, these previously consolidated entities were de-consolidated as of July 1, 2003. As a result, approximately $1.3 billion of Mandatorily Redeemable Preferred Securities were de-consolidated and approximately $1.3 billion of borrowings from the Trusts were classified as Long-term debt. These borrowings represent the sole assets of the Trusts. In addition, interest on the borrowings totaling approximately $22 million was recorded as Interest expense in the third quarter, replacing approximately $22 million of preferred dividends that, prior to the de-consolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the 2003 third quarter de-consolidation continue to be reported as Minority interest expense.

The Company is currently analyzing certain other of its financial arrangements entered into before February 1, 2003, under the provisions of FIN 46, and will record required adjustments, if any, in the 2003 fourth quarter.

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

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the "Indemnification Lawsuit"). This lawsuit sought to recover amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of a lawsuit referred to as Judy Naef v. Masonite and International Paper (the "Hardboard Lawsuit"), as well as damages for the refusal of one insurer, Employer's Insurance of Wausau (Wausau), to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite's claim that Wausau breached its duty to defend (the "Breach of Duty Lawsuit") was conducted in a state court in California. The jury found in favor of Masonite, and awarded Masonite $13 million for its expenses to defend the Hardboard Lawsuit. The jury also awarded $12 million in attorneys' fees and interest for Masonite's expense to prosecute the Breach of Duty Lawsuit against Wausau, finding that Wausau had acted in bad faith, and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys' fees, also based on the finding that Wausau had acted in bad faith. All post-trial motions brought by Wausau seeking to upset the jury verdict have been denied but, as of September 30, 2003, the court has not yet entered a judgment. Masonite has agreed to pay amounts equal to the proceeds of its bad faith and punitive damage award to International Paper and has assigned its breach of contract claim against Wausau to International Paper.

The trial of the Indemnification Lawsuit against 22 insurers (the "Defendants") began in April 2003 and concerned $470 million paid to claimants pursuant to the settlement of the Hardboard Lawsuit through May 2003. In July 2003, the jury determined that $383 million of International Paper's payments to settle these claims are covered by its insurance policies (the "Phase 1 verdict"). The next phase of the case will determine how much of the $383 million will be allocated to the policies of the Defendants. The Company is presently engaged in court-ordered mediation with several of the Defendants, and no judgment has yet been entered on the verdict. The Company anticipates that the California court will also make a determination about indemnification for future claims based on the Phase 1 verdict. The court will also determine whether amounts paid to the plaintiff class counsel pursuant to the settlement of the Hardboard Lawsuit, and administrative expenses incurred in connection with that settlement, are covered by insurance. In addition to the foregoing proceedings, the Company intends to seek indemnification from other insurance carriers in arbitration proceedings as required by the policies.

Because of the uncertainties inherent in the litigation and arbitration, International Paper is unable to estimate the amount that it will recover against its insurance carriers. However, as of September 30, 2003, International Paper had received an aggregate of $94 million from certain of its insurance carriers, and had signed a settlement agreement with one of its insurers that provides for the payment to International Paper of an additional $10 million in January 2004.

Under a financial collar arrangement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded $165 million. The arrangement with the third party is in excess of insurance otherwise available to International Paper as determined by the court in the Indemnification Lawsuit. Accordingly, International Paper believes that the obligation of the third party with respect to the financial collar arrangement does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect its right to collect insurance coverage available to it and Masonite under the insurance policies. At
December 31, 2001, International Paper had received the $100 million. A dispute between International Paper and the third party concerning a number of issues, including the timing of International Paper's obligation to repay the third party, is the subject of an arbitration commenced in 2002 by the third party in London, England. The arbitration hearing is expected to take place in February 2004.

The following table presents an analysis of the net reserve activity related to these lawsuits for the nine months ended September 30, 2003.

RESERVE ANALYSIS

------------------------------------------------------------------------------------------
                                             Hard-         Omni-
In millions                                  board         wood          Woodruf    Total
------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $ 357         $138           $12       $ 507
Payments                                      (101)         (15)           (3)       (119)
Insurance collections                           33            -             -          33
                                             -----         ----            --       -----
Balance, September 30, 2003                  $ 289         $123            $9       $ 421
                                             =====         ====            ==       =====


The following table shows an analysis of claims statistics related to these lawsuits for the nine months ended September 30, 2003.

CLAIMS STATISTICS

-----------------------------------------------------------------------------------------------------
In thousands                   Hardboard          Omniwood         Woodruf          Total
No. of                       Single Multi-     Single  Multi-   Single Multi-   Single  Multi-
Claims Pending               Family Family     Family  Family   Family Family   Family  Family  Total
-----------------------------------------------------------------------------------------------------

December 31, 2002              28.6     4.0      1.9     0.4     1.1     0.3     31.6     4.7   36.3
No. of  Claims Filed           35.1     7.7      3.7     0.2     0.8      --     39.6     7.9   47.5
No. of  Claims Paid           (22.6)   (5.5)    (2.8)   (0.2)   (0.7)     --    (26.1)   (5.7) (31.8)
No. of Claims Dismissed       (12.7)   (2.8)    (0.7)     --    (0.3)     --    (13.7)   (2.8) (16.5)
September 30, 2003             28.4     3.4      2.1     0.4     0.9     0.3     31.4     4.1   35.5

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

NOTE 9 - DEBT

During the third quarter of 2003, in conjunction with the Company's application of the provisions of FIN 46 (see Note 7), approximately $1.3 billion of Mandatorily Redeemable Preferred Securities, previously classified as a separate line item on the Company's consolidated balance sheet, was de-consolidated and approximately $1.3 billion of borrowings from the Trusts were recorded as Long-term debt. In addition, interest on the borrowings totaling approximately $22 million was recorded as Interest expense in the third quarter, replacing approximately $22 million of preferred dividends that, prior to the de-consolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the 2003 third quarter continue to be reported as Minority interest expense. The implementation of this interpretation had no adverse effect on existing debt covenants.

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

In September 2003, in connection with a Forest Products industry review, Standard & Poor's announced that it had changed the outlook on International Paper's long-term credit rating from BBB/stable to BBB/negative. Standard & Poor's also downgraded the short-term credit rating of International Paper from A-2 to A-3. At September 30, 2003, International Paper had no short-term commercial paper outstanding. While this downgrade does limit the Company's access to commercial paper markets, alternative sources of committed short-term liquidity in the form of revolving credit facilities and an accounts receivables securitization facility are expected to be adequate to meet the Company's expected future short-term requirements. International Paper continues to maintain a long-term credit rating of Baa2/Stable and a short-term credit rating of P-2 from Moody's Investor Services. The Standard & Poor's rating actions had no effect on any of the covenants contained in any of International Paper's debt obligations.

NOTE 10 - PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR plus a defined margin. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, will be International Paper's primary vehicle for future sales of southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million third-party interest is included in Minority interest in the accompanying consolidated balance sheet.

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

In March 2001, Ponderosa LLC, a consolidated subsidiary of the Company, pledged installment notes with a fair market value of approximately $480 million, received in connection with the sale of Washington State timberlands as collateral, on a $500 million four-year term loan with an outside lender. These installment notes are subject to a first priority lien under the lending agreement. Accordingly, creditors of International Paper cannot look to these assets for repayment of other obligations of the Company.

In a similar transaction completed in June 2002 involving Ponderosa II LLC, a consolidated subsidiary of the Company, approximately $400 million of installment notes received in connection with the sale of timberlands in various states were pledged as collateral on a $350 million ten-year term loan with an outside lender. These installment notes are subject to a first priority lien under the lending agreement. Accordingly, creditors of International Paper cannot look to these assets for the repayment of other obligations of the Company.

NOTE 11 - STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. The Company accounts for stock options granted under the plan using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." These plans are discussed in detail in Note 18 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2002. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                    ------------------------    ------------------------
In millions, except per share amounts                                  2003           2002         2003           2002
-------------------------------------                               ----------     ---------    ----------     ---------

Net earnings (loss), as reported                                      $ 122          $ 145        $ 254         $ (750)
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects                                         (11)           (11)         (32)           (34)
                                                                      -----          -----        -----         ------
Pro forma net income (loss)                                           $ 111          $ 134        $ 222         $ (784)
                                                                      =====          =====        =====         ======

Earnings (loss) per common share
     Basic and diluted - as reported                                  $0.25          $0.30        $0.53         $(1.56)
                                                                      =====          =====        =====         ======
     Basic and diluted - pro forma                                    $0.23          $0.28        $0.47         $(1.62)
                                                                      =====          =====        =====         ======

The effect for the nine months ended September 30, 2003 and 2002, on pro forma net earnings, earnings per common share and earnings per common share-assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future periods due to the vesting period of stock options and the potential for issuance of additional stock options in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Results of Operations

International Paper Company (the "Company" or "International Paper") reported net earnings of $122 million, or $.25 per share, in the 2003 third quarter. This compared with net earnings of $145 million, or $.30 per share, in the third quarter of 2002 and net earnings of $88 million, or $.19 per share, in the second quarter of 2003. Amounts include the effects of special items in all periods.

Third-quarter 2003 net sales totaled $6.4 billion, compared with $6.4 billion in the third quarter of 2002 and $6.2 billion in the second quarter of 2003.

Third-quarter 2003 earnings benefited from a $15 million reduction ($.03 per share) in the provision for income taxes due to a reduction in the projected 2003 full year effective tax rate before special items from 28% to 25%. The full-year effective tax rate projection was decreased due to a higher proportion of projected 2003 earnings in lower tax rate jurisdictions.

Ongoing overhead cost reduction efforts and continued improvement in mill operating performance had a favorable impact on earnings for the 2003 third quarter compared with the second quarter. In addition, a seasonal increase in sales volumes and foreign exchange gains were positive factors. However, average prices were lower as price declines for uncoated paper, pulp, linerboard, and corrugated boxes more than offset higher prices for bleached board, lumber and plywood products. Higher wood costs and increased pension and other benefit related costs also adversely affected operating results.

Compared with the third quarter of 2002, higher energy and raw material costs, higher pension and other benefit related costs, and lower average sales prices and volumes contributed to lower earnings in the current quarter. Overhead cost reduction efforts, improved manufacturing operations and a lower effective tax rate helped mitigate the earnings decline from the third quarter of 2002.

During the quarter, International Paper took approximately 370,000 tons of downtime, including 240,000 tons for lack-of-orders, compared with approximately 380,000 tons of downtime in the second quarter of 2003, which included 90,000 tons for lack-of-orders. The labor strike at Carter Holt Harvey's Kinleith mill settled in May resulted in an additional 130,000 tons of downtime in New Zealand in the second quarter. The increased lack-of-order downtime in the third quarter was taken to bring inventory levels back to normal levels by the end of the quarter. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack-of-orders are expensed in the periods that they are taken.

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include charges for facility shutdowns, severance costs associated with organizational restructuring, early debt extinguishment costs, legal reserves and the reversal of reserves no longer required. The following table presents a reconciliation of International Paper's net earnings to its operating profits:

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                   -----------------         ---------------------
In millions                                                        2003         2002          2003           2002
-----------                                                        ----         ----         ------         ------
Net Earnings (Loss)                                                $122         $145         $  254         $ (750)
Add back: Cumulative effect of accounting changes                     -            -             10          1,175
                                                                   ----         ----         ------         ------
Earnings Before Cumulative Effect of Accounting Changes             122          145            264            425
Add back: Income tax (benefit) provision                            (59)          85            (58)           118
          Minority interest expense, net of taxes                    20           38             99            100
                                                                   ----         ----         ------         ------
Earnings Before Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Changes                            83          268            305            643
Interest expense, net                                               203          186            581            590
Minority interest included in operations                            (21)         (18)           (52)           (43)
Corporate items                                                     138           71            322            202
Special items:
  Restructuring and other charges                                    93           19            197             98
  Reversal of reserves no longer required, net                       (8)           -            (17)           (10)
  Net losses (gains) on sales and impairments of businesses
    held for sale                                                     1           (3)            11            (31)
                                                                   ----         ----         ------         ------
                                                                   $489         $523         $1,347         $1,449
                                                                   ====         ====         ======         ======

Segment Operating Profit
Printing Papers                                                    $120         $180         $  385         $  362
Industrial and Consumer Packaging                                   107          128            317            401
Distribution                                                         24           23             61             64
Forest Products                                                     201          164            505            544
Carter Holt Harvey                                                   19           16             44             40
Specialty Businesses and Other                                       18           12             35             38
                                                                   ----         ----         ------         ------
Total Segment Operating Profit                                     $489         $523         $1,347         $1,449
                                                                   ====         ====         ======         ======

The provision for income taxes for the 2003 third quarter included a $60 million adjustment reflecting a favorable revision of estimated tax reserves upon the third quarter filing of the 2002 Federal income tax return and increased research and development credits. The 2003 nine-month income tax provision also reflects a $50 million benefit in the second quarter from the settlements of prior period tax issues.

Net interest expense for the 2003 third quarter of $203 million was higher than $194 million in the second quarter of 2003 due to the inclusion of $22 million of interest expense relating to recently de-consolidated trusts (see Note 7). In connection with the Company's application of the provisions of FIN 46, interest on borrowings from the Trusts totaling approximately $22 million was recorded as Interest expense in the third quarter, replacing approximately $22 million of preferred dividends that, prior to the de-consolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the 2003 third quarter de-consolidation continue to be reported as Minority interest expense. Excluding the effect of this early adoption, interest expense declined slightly during the quarter.

Corporate items, net totaled $138 million in the 2003 third quarter, up from $71 million in the third quarter of 2002, principally due to higher pension and other benefit related costs ($58 million), supply chain initiative costs ($14 million) and lower foreign exchange gains ($9 million), partially offset by higher natural gas hedging gains and other smaller items. The increase from $96 million in the 2003 second quarter was mainly due to higher pension and other benefit related costs.

Special items in the 2003 third quarter included a pre-tax charge of $93 million ($59 million after taxes), including $33 million for facility closure costs, $38 million for severance and other costs associated with organizational restructuring programs, $8 million for early debt retirement costs, and $14 million for additional legal reserves; a pre-tax charge of $1 million ($1 million after taxes) to adjust costs of businesses previously sold; and a pre-tax credit of $8 million ($5 million after taxes) for the reversal of restructuring and realignment reserves no longer required.

Special items in the third quarter of 2002 consisted of a $19 million charge before taxes and minority interest ($9 million after taxes and minority interest) for facility closure, administrative realignment and related severance costs as well as a pre-tax credit of $3 million ($1 million after taxes) to adjust accrued costs of businesses sold.

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the third quarter of 2003.

Printing Papers

                                            2003                                            2002
                          ---------------------------------------------   -------------------------------------------
In millions               3rd Quarter     2nd Quarter     Nine Months      3rd Quarter   2nd Quarter      Nine Months
                          ---------------------------------------------   -------------------------------------------
Sales                       $1,915          $1,870          $5,670          $1,965         $1,815           $5,600
Operating Profit               120             143             385             180            106              362

Printing Papers net sales for the third quarter of 2003 were 3% lower than in the third quarter of 2002, but were 2% higher than in the second quarter of 2003. Operating profits in the third quarter of 2003 were 33% lower than in the third quarter of 2002 and were 16% lower than in the second quarter of 2003. The 2003 third-quarter earnings decrease versus 2002 was a result of continued high energy and fiber costs, lower average uncoated paper and pulp prices, and reduced sales volumes. Compared with the second quarter of 2003, Printing Papers' third-quarter earnings declined as lower average prices more than offset the impact of improved mill operations, cost improvement initiatives and higher sales volumes. During the third quarter of 2003, the segment took 220,000 tons of downtime, including 135,000 tons of lack-of-order downtime and 85,000 tons that was maintenance-related. In the previous quarter, downtime totaled 245,000 tons, including 55,000 tons due to lack-of-orders.

Operating profits for Printing Papers continued to be negatively impacted in the 2003 third quarter by high wood costs in the United States due to the impact of wet weather conditions throughout much of 2003 on harvest activity, particularly in the Southeast. Earnings in our uncoated free sheet business declined during the 2003 third quarter as lower average prices offset slightly higher sales volumes as well as improvements in mill operating efficiencies. Operating results in our market pulp business declined during the quarter as a result of lower average prices and increased fiber costs, which were offset somewhat by higher sales volumes, lower overhead costs and better mill operations. The coated paper business's operating results improved during the third quarter as seasonal demand led to higher sales volumes and mill operating improvements more than offset lower average prices. European papers' third-quarter earnings decreased from the previous quarter as a result of lower average prices, more than offsetting improved sales mix and slightly higher sales volumes. In Brazil, operating earnings remained at high levels, although slightly lower than in the previous quarter due to softer demand and lower average prices.

While market conditions remain generally soft entering the fourth quarter, Printing Papers will continue to emphasize manufacturing and overhead cost reduction initiatives as well as further improvements in mill operations while balancing production and inventory levels.

Industrial and Consumer Packaging

                                             2003                                           2002
                          --------------------------------------------    ------------------------------------------
In millions               3rd Quarter     2nd Quarter     Nine Months     3rd Quarter    2nd Quarter     Nine Months
                          --------------------------------------------    ------------------------------------------
Sales                       $1,535          $1,565          $4,600          $1,565         $1,530          $4,555
Operating Profit               107             121             317             128            145             401

Industrial and Consumer Packaging net sales for the third quarter of 2003 were 2% lower than in both the third quarter of 2002 and the second quarter of 2003. Operating profits in the third quarter of 2003 were 16% lower than in the third quarter of 2002 and were 12% lower than in the second quarter of 2003. Higher energy and raw material costs continued to negatively affect earnings during the 2003 third quarter. Earnings in the 2003 third quarter were down compared with the previous quarter due to lower average linerboard and box prices, partially offset by higher domestic box volumes and the effects of cost reduction efforts across the segment. The segment took 140,000 tons of downtime in the third quarter, including 100,000 tons of lack-of-order downtime to balance internal supply with customer demand. Lack-of-order downtime was 35,000 tons of the total 81,000 tons of downtime in the previous quarter.

Industrial Packaging's sales and operating profit decreased from the 2003 second quarter due principally to lower average prices for both containerboard and boxes. Lower prices and unfavorable mill operations early in the quarter were partially offset by improved domestic box volumes, improved grade mix and significant overhead cost reductions.

Consumer Packaging's earnings increased over the previous quarter due to higher bleached board average prices, improved manufacturing operations and benefits from cost control efforts, although volumes were slightly lower. Operating results for converting businesses improved due largely to the effects of facility and production realignments and continued overhead reduction efforts.

Looking forward to the fourth quarter, this segment expects continued soft demand and prices for the balance of the year. The segment will focus on further cost reductions, efficiency improvement initiatives and overhead expense control in order to improve operating results.

Distribution

                                              2003                                          2002
                          -------------------------------------------     ------------------------------------------
In millions               3rd Quarter     2nd Quarter     Nine Months     3rd Quarter    2nd Quarter     Nine Months
                          -------------------------------------------     ------------------------------------------
Sales                       $1,565          $1,570          $4,665          $1,605         $1,575          $4,715
Operating Profit                24              22              61              23             23              64

Distribution's 2003 third-quarter sales were down 2% from the third quarter of 2002 and were about flat compared with the previous quarter. Operating profits in the third quarter of 2003 were up 4% and 9% from the third quarter of 2002 and the previous quarter, respectively. Compared with the 2002 third quarter, earnings improved in the third quarter of 2003 due to the effects of cost control initiatives and lower bad debt expense, partially offset by lower average sales volumes and prices. Compared with the 2003 second quarter, higher sales volumes and reduced overhead costs resulted in increased earnings. Packaging sales continued to show market strength during the quarter while commercial printing sales remained weak. Demand improved somewhat during the quarter, but generally remains weak across most product lines and geographic markets.

Distribution will continue to emphasize cost control initiatives during the fourth quarter, with earnings expected to benefit from these initiatives as well as a seasonal improvement in demand.

Forest Products

                                              2003                                          2002
                          -------------------------------------------     ------------------------------------------
In millions               3rd Quarter     2nd Quarter     Nine Months     3rd Quarter    2nd Quarter     Nine Months
                          -------------------------------------------     ------------------------------------------
Sales                          $800            $740         $2,215             $745           $815         $2,325
Operating Profit                201             143            505              164            204            544

Forest Products net sales for the third quarter of 2003 were 7% higher than in the third quarter of 2002 and were 8% higher than in the second quarter of 2003. Operating profits in the third quarter of 2003 were 23% higher than in the third quarter of 2002 and were 41% higher than in the second quarter of 2003.

The increase in earnings in the third quarter of 2003 versus both the previous quarter and the 2002 third quarter was driven by strong Wood Products earnings, reflecting higher average plywood and lumber prices and volumes as a result of strong housing starts and low customer inventory levels. Plywood prices during the quarter were at historic highs. Harvest volumes from Company forestlands for the quarter were higher than in both the prior quarter and the 2002 third quarter. Average stumpage prices were lower than in the second quarter of 2003. Compared with the third quarter of 2002, average prices for sawtimber were down while pulpwood prices were higher. Earnings from sales of timberland and other non-harvest income were about the same as in the previous quarter and were approximately $10 million higher than in the third quarter of 2002. At Weldwood of Canada, operating results in the third quarter benefited from higher average sales prices and volumes and favorable foreign exchange gains versus the previous quarter.

Looking forward to the fourth quarter, strong demand for both lumber and plywood is expected to continue; however, some seasonal slowing is likely to occur as winter weather conditions arrive. Forest Resources' harvest volumes are expected to be seasonally somewhat lower in the fourth quarter.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volume of such sales.

Carter Holt Harvey

                                              2003                                          2002
                          -------------------------------------------     ------------------------------------------
In millions               3rd Quarter     2nd Quarter     Nine Months     3rd Quarter    2nd Quarter     Nine Months
                          -------------------------------------------     ------------------------------------------
Sales                          $590            $525         $1,615            $500           $480         $1,390
Operating Profit                 19               9             44              16             14             40

Carter Holt Harvey's 2003 third-quarter sales were 18% and 12% higher than in the third quarter of 2002 and the second quarter of 2003, respectively. Operating profits in the third quarter of 2003 were up 19% from the third quarter of 2002 and were up 111% from the second quarter of 2003.

Earnings in the Forest business were lower than the 2002 third quarter and about even with the previous quarter reflecting increasingly competitive market conditions for both domestic and export logs. Wood Products recorded significantly higher earnings compared to the previous quarter as a result of the continued strength of the Australian and New Zealand housing markets, although operating results continued to suffer from weaker export markets. Pulp and Paper earnings were up significantly from the previous quarter following the conclusion in May of the strike at the Kinleith mill.

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

Specialty Businesses and Other


                                          2003                                      2002
                         ---------------------------------------   ---------------------------------------
In millions              3rd Quarter   2nd Quarter   Nine Months   3rd Quarter   2nd Quarter   Nine Months
                         ---------------------------------------   ---------------------------------------
Sales                       $315          $340        $1,005          $340          $445        $1,205
Operating Profit              18            10            35            12            16            38


The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Industrial Papers and, prior to its closure, our Chemical Cellulose Pulp mill. Also included are divested businesses whose results are included in this segment for periods prior to their sale. Third-quarter 2003 net sales were 7% less than both the third quarter of 2002 and the second quarter of 2003. Operating profits in the third quarter of 2003 were 50% higher than in the third quarter of 2002 and were 80% higher than in the second quarter of 2003. The decrease in sales during the 2003 third quarter is principally due to the closure of the Natchez, Mississippi Chemical Cellulose dissolving pulp mill that ceased operations on July 15, 2003. The increase in earnings during the 2003 third quarter is primarily attributable to reduced operating and raw material costs at Arizona Chemical and Industrial Papers, while average sale prices and volumes remained about flat.

Other

In July 2003, the Company announced a program targeting additional reductions in overhead costs by late 2004. This program will include the elimination of approximately 3,000 salaried positions in the United States by late 2004, including some achieved through normal attrition. In connection with this program, the Company recorded an initial $37 million special charge for severance costs of 744 employees in the third quarter of 2003. Additional severance charges will be recorded in future quarters when additional employees are notified that their positions will be eliminated and severance charge costs can be estimated.

The Company is currently implementing a supply chain initiative that includes targeting a reduction in maintenance and repair parts inventories of approximately $175 million over a four-year period from enhanced management techniques that will reduce purchases and improve usage. Some of these reductions may be from dispositions of inventory that, based on the new approach, will be considered excess.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant additional charges will be incurred in future periods in our businesses should such triggering events occur.

Liquidity and Capital Resources

Cash provided by operations totaled $1.3 billion for the first nine months of 2003, compared to $1.4 billion for the comparable 2002 period. Working capital requirements, reflecting slightly higher accounts and notes receivable and inventory balances along with slightly lower accrued liability balances, decreased operating cash flow for the first nine months of 2003 by $198 million. In the first nine months of 2002, working capital increased operating cash flow by $118 million.

Investments in capital projects totaled $703 million and $617 million for the first nine months of 2003 and 2002, respectively. Full year capital spending for 2003 is now expected to be approximately $1.1 billion, which is below projected depreciation and amortization charges.

Financing activities for the first nine months of 2003 included a $691 million net increase in debt versus a $926 million net reduction in the comparable 2002 nine-month period. In March 2003, International Paper completed private placements of $300 million of 3.80% notes due April 1, 2008 and $700 million of 5.30% notes due April 1, 2015. The proceeds from these notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper. These preferred securities had been classified in the consolidated balance sheet as Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary.

Also during the first nine months of 2003, approximately 713,000 shares were added to treasury stock through repurchases at a cost of $26 million, while 1,831,000 treasury shares were issued for various incentive plans, including stock option exercises that generated $50 million of cash. In the first nine months of 2002, approximately 3,110,000 shares were added to treasury stock at a cost of $124 million with approximately 1,181,000 treasury shares issued for various incentive plans, including stock option exercises that generated $43 million of cash. Common stock dividend payments totaling $358 million and $362 million for the first nine months of 2003 and 2002, respectively, were $.75 per share for both periods.

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR plus a defined margin. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, will be International Paper's primary vehicle for future sales of southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million third-party interest is included in Minority interest in the accompanying consolidated balance sheet.

At September 30, 2003, cash and temporary investments totaled $1.6 billion compared with $1.1 billion at December 31, 2002.

In March 2003, International Paper renegotiated its $1.5 billion bank credit facility. The facility has a maturity of March 2006. This facility was unused at September 30, 2003.

In September 2003, in connection with a Forest Products industry review, Standard & Poor's announced that it had changed the outlook on International Paper's long-term credit rating from BBB/stable to BBB/negative.
Standard & Poor's also downgraded the short-term credit rating of International Paper from A-2 to A-3. At September 30, 2003, International Paper had no short-term commercial paper outstanding. While this downgrade does limit the Company's access to commercial paper markets, alternative sources of committed short-term liquidity in the form of revolving credit facilities and an accounts receivables securitization facility are expected to be adequate to meet the Company's expected future short-term requirements. International Paper continues to maintain a long-term credit rating of Baa2/Stable and a short-term credit rating of P-2 from Moody's Investor Services. The Standard & Poor's rating actions had no effect on any of the covenants contained in any of International Paper's debt obligations.

In connection with the application of the provisions of FIN 46 in the third quarter of 2003 (see Note 7), approximately $1.3 billion of Mandatorily Redeemable Preferred Securities, previously classified as a separate line item in the Company's consolidated balance sheet, were de-consolidated, and approximately $1.3 billion of borrowings from the Trusts were classified as Long-term debt. In addition, interest on the borrowings totaling approximately $22 million was recorded as Interest expense in the third quarter, replacing approximately $22 million of preferred dividends that, prior to the de-consolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the 2003 third quarter de-consolidation continue to be reported as Minority interest expense. The implementation of this interpretation had no adverse effect on existing debt covenants.

International Paper believes its capital resources remain adequate to fund expected working capital requirements.

Income Taxes

The effective income tax rate before the cumulative effect of accounting changes was 19% and 18% for the 2003 and 2002 nine-month periods, respectively, which included the tax effects of certain special and unusual items that can affect the effective income tax rate in a given quarter, but may not recur in subsequent quarters. Management believes that the effective tax rate computed after excluding these special or unusual items provides a better estimate of the rate that could be expected in future quarters of the current calendar year if no additional special or unusual items were to occur in those quarters. The effective tax rates for the nine-month periods ended September 30, 2003 and 2002 excluding these special and unusual items were 25% and 31%, respectively.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2002, a discussion of these critical accounting policies, which are important to the portrayal of the Company's financial condition and results of operations and require management's judgments. The Company has not made any changes in any of these critical accounting policies during the third quarter of 2003.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $32.5 million for International Paper's U.S. plans for the nine months ended September 30, 2003, or about $93.5 million lower than the pension income amount recorded for the first nine months of 2002. Net pension expense for non-U.S. plans was about $34.7 million and $26 million for the nine-month periods in 2003 and 2002, respectively. The decrease in U.S. plan pension income was principally due to a reduction in the expected long-term rate of return on plan assets to 8.75% for 2003 from 9.25% for 2002, reductions in the discount rate (6.50% for 2003 from 7.25% for 2002), an adjustment in the third quarter to reflect union benefit increases negotiated in mid-2003, and a truing-up of certain demographic assumptions used at the beginning of the year to determine 2003 pension expense.

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

At December 31, 2002, the market value of assets was less than the accumulated benefit obligation for International Paper's qualified pension plans and, accordingly, a minimum liability of approximately $1.0 billion was established with an after tax charge of approximately $1.5 billion to Shareholders' equity, with no impact on earnings or cash flows. If the difference between the market value of plan assets and the accumulated benefit obligation increases by the next plan measurement date, December 31, 2003, a further increase to the recorded minimum liability would be required, with an additional charge to Shareholders' equity. Factors that could cause this difference to increase include a further decline in the market value of plan assets or a decrease in the discount rate used to compute the accumulated benefit obligation. As of September 30, 2003, interest rates have declined further since the December 31, 2002 measurement date while the market value of plan assets has increased slightly. If a remeasurement had occurred as of September 30, 2003, an increase in the recorded minimum liability of approximately $238 million after-tax would have been required, with a $161.5 million after-tax reduction in Shareholders' equity.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $32 million and $34 million would have been recorded in the first nine months of 2003 and 2002, respectively, decreasing the reported earnings per share to $.47 in the first nine months of 2003 and increasing the reported loss per share to $1.62 in the first nine months of 2002.

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

                           INTERNATIONAL PAPER COMPANY
                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Sales by Industry Segment

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                       --------------------        ----------------------
                                                        2003          2002           2003           2002
                                                       ------        ------        -------        -------
Printing Papers                                        $1,915        $1,965        $ 5,670        $ 5,600
Industrial and Consumer Packaging                       1,535         1,565          4,600          4,555
Distribution                                            1,565         1,605          4,665          4,715
Forest Products                                           800           745          2,215          2,325
Carter Holt Harvey                                        590           500          1,615          1,390
Specialty Businesses and Other (1)                        315           340          1,005          1,205
Corporate and Inter-segment Sales                        (347)         (377)        (1,058)        (1,104)
                                                       ------        ------        -------        -------
Net Sales                                              $6,373        $6,343        $18,712        $18,686
                                                       ======        ======        =======        =======



Operating Profit by Industry Segment

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                       --------------------        ----------------------
                                                        2003          2002           2003           2002
                                                       ------        ------        -------        -------
Printing Papers                                        $  120        $  180        $   385        $   362
Industrial and Consumer Packaging                         107           128            317            401
Distribution                                               24            23             61             64
Forest Products                                           201           164            505            544
Carter Holt Harvey                                         19            16             44             40
Specialty Businesses and Other (1)                         18            12             35             38
                                                       ------        ------        -------        -------
Operating Profit                                          489           523          1,347          1,449
Interest expense, net                                    (203)         (186)          (581)          (590)
Minority interest (2)                                      21            18             52             43
Corporate items, net                                     (138)          (71)          (322)          (202)
Restructuring and other charges (3)                       (93)          (19)          (197)           (98)
Net (losses) gains on sales and impairments of
     businesses held for sale                              (1)            3            (11)            31
Reversal of reserves no longer required, net                8             -             17             10
                                                       ------        ------        -------        -------
Earnings before income taxes,
     minority interest and cumulative effect
     of accounting changes                             $   83        $  268        $   305        $   643
                                                       ======        ======        =======        =======

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

                           INTERNATIONAL PAPER COMPANY
                        Sales Volumes By Product (1) (2)
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
                                                       --------------------         ---------------------
                                                        2003          2002           2003           2002
                                                       ------        ------         ------         ------
Printing Papers (In thousands of short tons)
    Uncoated Papers and Bristols                        1,605         1,664          4,774          4,899
    Coated Papers                                         575           615          1,581          1,657
    Market Pulp                                           630           654          1,810          1,853

Packaging (In thousands of short tons)
    Containerboard                                        560           611          1,696          1,695
    Bleached Packaging Board                              361           343          1,062            994
    Kraft                                                 148           159            455            472
    Industrial and Consumer Packaging                   1,137         1,122          3,386          3,403

Forest Products (In millions)
    Panels (sq. ft. 3/8" - basis)                         600           585          1,699          1,905
    Lumber (board feet)                                 1,047         1,099          3,066          3,222
    MDF and Particleboard (sq. ft. 3/4" - basis)          155           130            441            500


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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 8 in this Form 10-Q.

Other Litigation

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation (acquired by International Paper in 1999), and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for corrugated sheets and containers during the period October 1, 1993, through November 30, 1995. These lawsuits, which seek injunctive relief as well as treble damages and other costs associated with the litigation, were consolidated and, on September 4, 2001, certified as a class action. On September 22, 2003, International Paper, along with Weyerhaeuser Co. and Georgia-Pacific Corp., agreed with the class plaintiffs to settle the litigation for an aggregate amount of $68 million. International Paper's share of the settlement, which is subject to court approval, is $24.4 million. The International Paper portion of the settlement also covers the claims brought against Union Camp Corporation. A final fairness hearing on the proposed settlement is scheduled for November 25, 2003.

Twelve opt-out complaints, most with multiple plaintiffs, have been filed in various federal district courts around the country. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. It is expected that all of the federal opt-out cases will be consolidated for pre-trial purposes in the federal court in the Eastern District of Pennsylvania, where the class action litigation is also pending. Discovery in the federal opt-out cases is scheduled to conclude September 30, 2004. Additionally, one opt-out case has been filed in state court in Kansas. Defendants have removed the matter to federal court, but the Kansas state plaintiffs have filed a motion to remand, which is currently pending.

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper's Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors between January 1, 1994 and June 30, 2000. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. These cases have been consolidated in federal district court in New York. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and the District of Columbia. The case in New York state court and one of the two Michigan cases have been dismissed, while all of the other state cases have been stayed. On June 17, 2003, the federal district court certified the consolidated federal cases as a class action. The deadline by which members of the class must decide whether to opt out of the class action litigation has expired and thirty-one plaintiffs have opted not to participate in the class litigation. Discovery in the federal case is ongoing. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases.

Environmental

In March 2003, the United States Environmental Protection Agency (EPA) notified the Company that it intends to initiate an enforcement action alleging hazardous waste deficiencies at the Company's treated pole facility in Joplin, Missouri. On October 10, 2003, the Company was served with a civil administrative complaint seeking a civil penalty of $673,969. The Company and the EPA are pursuing settlement discussions.




--------------------------------------------------------------------------------



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

ITEM 5. OTHER INFORMATION

The Company announced the following changes in senior management and the Board of Directors:

    John T. Dillon, chairman and chief executive officer, retired on October 31, 2003.

    John V. Faraci, formerly president, became the chairman and chief executive officer on November 1, 2003.

    Robert M. Amen, formerly executive vice president, became president and was elected to the Board of Directors effective November 1, 2003.

    James P. Melican, executive vice president, will retire on December 31, 2003.

    Maura A. Smith, senior vice president and general counsel, was elected corporate secretary by the Board of Directors on October 14, 2003.

    Martha Finn Brooks was elected to the Board of Directors on October 14, 2003, effective December 9, 2003.

At the May, 2003 Annual Meeting of Shareholders, a stockholder resolution asking that the Board impose certain limitations on any future termination agreement or change in control agreement entered into with a senior executive of the Company was approved by more than a majority vote of the stockholders voting on that resolution. In consideration of that vote and, after due consideration, the Board decided at its October, 2003 meeting to adopt the two policies which are set forth in Exhibits 99.1 and 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11   Statement of Computation of Per Share Earnings

          12   Computation of Ratio of Earnings to Fixed Charges

          31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Board Policy on Severance Agreements with Senior Executives

          99.2 Board Policy on Change of Control Agreements

     (b)  Reports on Form 8-K

               On July 15, 2003 the Company filed a Current Report on Form 8-K under Item 9. Regulation FD Disclosure relating to a favorable decision in a lawsuit brought by International Paper against 22 insurers.

               On July 24, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 9. Regulation FD Disclosure (Information provided under Item 12 - Results of Operations and Financial Condition) the results of its operations for the quarter ended June 30, 2003.

               On September 9, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 announcing the retirement of Chairman and Chief Executive Officer, John Dillon, on October 31, 2003, and the election of John V. Faraci as Chairman and Chief Executive Officer and the election of Robert M. Amen to President and his election to the Board of Directors effective November 1, 2003.

               On October 15, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 announcing the election of Martha Finn Brooks as a director of International Paper Company.

               On October 27, 2003, the Company filed a Current Report on Form 8-K, furnishing under Item 12 the results of its operations for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)

        Date:  November 13, 2003              By /s/CHRISTOPHER P. LIDDELL
                                              --------------------------------
                                              Christopher P. Liddell
                                              Senior Vice President and Chief
                                              Financial Officer


        Date:  November 13, 2003              By /s/ ROBERT J. GRILLET
                                              ---------------------------------
                                              Robert J. Grillet
                                              Vice President and Controller