Form 10-K
period 2003-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2004-03-12
CIK 51434

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

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

                               400 Atlantic Street
                              Stamford, Connecticut
                                     06921
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                                   ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) of the Act. Yes [X] or No [_]

     The aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003) was approximately $17,112,383,280.

     The number of shares outstanding of the Company's common stock, as of February 27, 2004 was 485,683,526

     Documents incorporated by reference:

     Portions of the registrant's proxy statement filed within 120 days of the close of the registrant's fiscal year in connection with registrant's 2004 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

                           INTERNATIONAL PAPER COMPANY
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2003

PART I

ITEM 1.    BUSINESS

           General                                                             1
           Financial Information Concerning Industry Segments                  1
           Financial Information About International and Domestic
              Operations                                                       1
           Competition and Costs                                               2
           Marketing and Distribution                                          2
           Description of Principal Products                                   2
           Sales Volumes by Product                                            2
           Research and Development                                            3
           Environmental Protection                                            3
           Employees                                                           3
           Executive officers of the Registrant                                3
           Raw Materials                                                       4
           Forward-looking Statements                                          4

ITEM 2.    PROPERTIES

           Forestlands                                                         4
           Mills and Plants                                                    5
           Capital Investments and Dispositions                                5

ITEM 3.    LEGAL PROCEEDINGS                                                   5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 5

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                             5

ITEM 6.    SELECTED FINANCIAL DATA                                             6

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

           Executive Summary                                                   9
           Corporate Overview                                                 10
           Results of Operations                                              11
           Description of Industry Segments                                   14
           Industry Segment Results                                           16
           Liquidity and Capital Resources                                    20
           Critical Accounting Policies                                       23
           Significant Accounting Estimates                                   24
           Income Taxes                                                       26
           Recent Accounting Developments                                     26
           Litigation Issues                                                  28
           Effect of Inflation                                                30
           Foreign Currency Effects                                           30
           Market Risk                                                        30

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         31

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial Information by Industry Segment and Geographic Area      32
           Report of Management on Financial Statements                       34
           Report of Deloitte & Touche LLP, Independent Auditors              35
           Report of Independent Public Accountants                           35
           Consolidated Statement of Earnings                                 36
           Consolidated Balance Sheet                                         37
           Consolidated Statement of Cash Flows                               38
           Consolidated Statement of Common Shareholders' Equity              39
           Notes to Consolidated Financial Statements                         40
           Interim Financial Results                                          74

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                        76

ITEM 9A.   CONTROLS AND PROCEDURES                                            76

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 76

ITEM 11.   EXECUTIVE COMPENSATION                                             76

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      76

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     76

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                             77

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K                                                        77

           Additional Financial Data                                          77
           Reports on Form 8-K                                                79
           Report of Independent Auditors on Financial Statement
              Schedule                                                        80
           Schedule II-Valuation and Qualifying Accounts                      81

           SIGNATURES                                                         82

APPENDIX I 2004 LISTING OF FACILITIES                                        A-1

APPENDIX II 2004 CAPACITY INFORMATION                                        A-5

PART I

ITEM 1. BUSINESS

General

International Paper Company (the "Company" or "International Paper" which may be referred to as "we" or "us"), is a global forest products, paper and packaging company that is complemented by an extensive distribution system, with primary markets and manufacturing operations in the United States, Canada, Europe, the Pacific Rim and South America. We are a New York corporation and were incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2003, the Company operated 26 pulp, paper and packaging mills, 88 converting and packaging plants, 25 wood products facilities, and seven specialty chemicals plants. Production facilities at December 31, 2003, in Europe, Asia, Latin America, South America and Canada included 10 pulp, paper and packaging mills, 44 converting and packaging plants, 10 wood products facilities, two specialty panels and laminated products plants and six specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 270 distribution branches located primarily in the United States. At December 31, 2003, we owned or managed approximately 8.3 million acres of forestlands in the United States, mostly in the South, approximately 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government- owned forestlands in Canada and Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

Carter Holt Harvey, a New Zealand company which is approximately 50.5% owned by International Paper, operates five mills producing pulp, paper, packaging and tissue products, 23 converting and packaging plants and 72 wood products manufacturing and distribution facilities, primarily in New Zealand and Australia. In New Zealand, Carter Holt Harvey owns or leases approximately 795,000 acres of forestlands.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial and Consumer Packaging; Distribution; Forest Products; Carter Holt Harvey; and Specialty Businesses and Other. A description of these business segments can be found on pages 14 through 16 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

From 1998 through 2003, International Paper's capital expenditures approximated $7.0 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending in 2003 was $1.2 billion and is expected to be approximately $1.3 billion in 2004. This amount is below our expected annual depreciation and amortization expense of $1.6 billion. You can find more information about capital expenditures on page 21 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of mergers and acquisitions can be found on page 21 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 12 and 13 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our Internet Web site at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

Financial Information Concerning Industry Segments

The financial information concerning segments is set forth on pages 32 and 33 of
Item 8. Financial Statements and Supplementary Data.

Financial Information About International and Domestic Operations

The financial information concerning international and domestic operations and export sales is set forth on page 33 of Item 8. Financial Statements and Supplementary Data.

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

Many factors influence the Company's competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 9 through 20 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company's manufacturing capacities on A-5 of Appendix II.

Marketing and Distribution

The Company sells paper, packaging products, building materials and other products directly to end users and converters, as well as through resellers. We have a large merchant distribution business that sells products made both by International Paper and by other companies making paper, packaging and supplies. Sales offices are located throughout the United States as well as internationally. We also sell significant volumes of products through paper distributors, including facilities in our distribution network, and brokers. We market our U.S. production of lumber and plywood through independent and Company-owned distribution centers. Specialty products are marketed through various channels of distribution.

Description of Principal Products

The Company's principal products are described on pages 14 through 16 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales Volumes by Product

Sales volumes of major products for 2003, 2002, and 2001 were as follows:

                        Sales Volumes by Product (1) (2)
                                   (Unaudited)

International Paper Consolidated
(excluding Carter Holt Harvey)

--------------------------------------------------------------------------------
                                                            2003    2002    2001
--------------------------------------------------------------------------------
Printing Papers (In thousands of tons)
   Uncoated Papers and Bristols                            6,238   6,332   6,305
   Coated Papers                                           2,113   2,212   2,132
   Market Pulp (3)                                         2,012   2,013   2,013

Packaging (In thousands of tons)
   Containerboard                                          1,946   1,862   1,706
   Bleached Packaging Board                                1,348   1,247   1,157
   Kraft                                                     606     626     587
   Industrial and Consumer Packaging                       4,383   4,372   4,533

Forest Products (In millions)
   Panels (sq. ft. 3/8"-basis)                             2,037   2,233   2,730
   Lumber (board feet)                                     3,573   3,681   3,595
   MDF and Particleboard (sq. ft. 3/4"-basis)                 --     129     246

Carter Holt Harvey (4)

--------------------------------------------------------------------------------
                                                              2003   2002   2001
--------------------------------------------------------------------------------
Printing Papers (In thousands of tons)
   Uncoated Papers and Bristols                                132    137    134
   Market Pulp (3)                                             499    512    518

Packaging (In thousands of tons)
   Containerboard                                              361    400    385
   Bleached Packaging Board                                     84     89     90
   Industrial and Consumer Packaging                           153    154    150

Forest Products (In millions)
   Panels (sq. ft. 3/8"-basis)                                 179    200    261
   Lumber (board feet)                                         503    546    494
   MDF and Particleboard (sq. ft. 3/4"-basis)                  582    494    414

(1)  Includes third party and inter-segment sales.
(2) Sales volumes for divested businesses are included through the date of sale.
(3)  Includes internal sales to mills.
(4)  Includes 100% of volumes sold.

Research and Development

The Company operates research and development centers at Sterling Forest, New York; Loveland, Ohio; Kaukauna, Wisconsin; Jacksonville, Florida; Savannah, Georgia; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; to process equipment and product innovations; and to improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2003 was $73 million; $77 million in 2002; and $92 million in 2001.

We own numerous patents, copyrights, trademarks, and trade secrets relating to our products and to the processes for their production. We also license intellectual property rights to and from others where necessary. Many of the manufacturing processes are among our trade secrets. Some of our products are covered by U.S. and foreign patents and are sold under well known trademarks. We derive competitive advantage by protecting our trade secrets, patents, trademarks and other intellectual property rights, and by using them as required to support our businesses.

Environmental Protection

Information concerning the effects of the Company's compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 28 and 29 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of December 31, 2003, we had approximately 83,000 employees, 52,000 of whom were located in the United States. Of the domestic employees, approximately 34,000 are hourly; unions represent approximately 20,000. Approximately 16,000 of the union employees are represented by the Paper, Allied- Industrial, Chemical and Energy International Union under individual location contracts.

During 2003, no labor agreements were ratified at paper mills. Two late-year 2003 paper mill contracts, Vicksburg and Riverdale, carried over into 2004. During 2004, labor agreements are scheduled to be negotiated at three paper mills: Bastrop, Pine Bluff and Prattville.

During 2003, 22 labor agreements were settled in non-papermill operations. Settlements included 10 in paper converting, one in building materials, two in chemicals and seven in distribution. Two 2003 paper converting locations and one distribution location had contracts that carried over into 2004. During 2004, 11 non-paper mill operations will negotiate new labor agreements.

Executive Officers of the Registrant

John V. Faraci, 54, chairman and chief executive officer since November 2003. Prior to this he was president since February 2003, and executive vice president and chief financial officer from 2000 to 2003. From 1999 to 2000, he was senior vice president-finance and chief financial officer. From 1995 until 1999, he was chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand.

Robert M. Amen, 54, president of International Paper Company since November 2003. Previously, he served as executive vice president responsible for the Company's paper business, technology and corporate marketing. He also served as president of International Paper-Europe and as vice president of various businesses, including consumer packaging, bleached board, and folding carton and label. He has also held various positions in the finance organization, including serving as vice president and corporate controller.

Newland A. Lesko, 58, executive vice president-manufacturing and technology since June 2003. He previously served as senior vice president-industrial packaging group from 1998 to 2003. From 1995 to 1998, he served as vice president-coated papers and bristols. From 1992-1995, he served as vice president-specialty industrial papers. From 1990 to 1992, he served as vice president and general manager-coated papers. In 1990, he served as staff vice president and director-quality management. He joined International Paper in 1967.

Marianne M. Parrs, 59, executive vice president since 1999. Prior to this, she was senior vice president and chief financial officer from 1995 to 1999.

H. Wayne Brafford, 52, senior vice president-industrial packaging group since June 2003. He previously served as vice president and general manager-converting, specialty and pulp from 1999 to 2003. From 1997 to 1999, he served as vice president, converting, forms, specialty and uncoated bristols. He joined International Paper in 1975.

Jerome N. Carter, 55, senior vice president-human resources since 1999. Since 1997, he served as senior vice president-human resources of Union Camp.

Thomas E. Gestrich, 57, senior vice president-consumer packaging since 2001. He previously served as vice president and general manager-beverage packaging from 1999 to 2001. From 1994 to 1999, he served as vice president-bleached board. He joined International Paper in 1990.

Andrew R. Lessin, 61, senior vice president-internal audit since 2002. He previously served as vice president-finance from 2000 to 2002. From 1995 to 2000, he served as vice president-controller. From 1990 to 1995, he served as corporate controller. He joined International Paper in 1977.

Christopher P. Liddell, 45, senior vice president and chief financial officer since 2003. Prior to this, he served as vice president-finance and controller since February 2003. From 2002 to 2003, he served as vice president-finance. From 1999 to 2002, he served as chief executive officer of Carter Holt Harvey Limited. From 1995 to 1998, he served as chief financial officer of Carter Holt Harvey Limited.

Richard B. Lowe, 49, senior vice president-xpedx since April 2003. He previously served as region president-xpedx from 1995 to 2003. He joined International Paper in 1977.

George A. O'Brien, 55, senior vice president-forest resources and wood products since November 2001. Prior to this, he was senior vice president-forest resources from 1999 to 2001. From 1997 to 1999, he was vice president-forest resources. From 1994 to 1997, he was chief executive-pulp, paper and tissue of Carter Holt Harvey Limited in New Zealand.

Maura A. Smith, 48, senior vice president, general counsel and corporate secretary since April 2003. From 1998 to 2003, she served as senior vice president, general counsel and corporate secretary of Owens Corning and in addition, from 2000 to 2003, as chief restructuring officer.

W. Dennis Thomas, 60, senior vice president-public affairs and communications since 1998. He previously served as vice president-federal corporate affairs from 1989 to 1998. He joined International Paper in 1987.

Robert J. Grillet, 48, vice president-finance and controller since April 2003. He previously served as group senior vice president-xpedx from 2000 to 2003. He joined International Paper in 1976.

Raw Materials

For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, "will," "may," "should," "continue," "anticipate," "believe," "expect," "plan," "appear," "project," "estimate," "intend," and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the timing and strength of an economic recovery, changes in interest rates and plan asset values which could have an impact on reported earnings and shareholders' equity, the strength of demand for the Company's products, changes in overall demand, whether expected non-price improvements can be realized, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

Forestlands

The principal raw material used by International Paper is wood in various forms. As of December 31, 2003, the Company or its subsidiaries owned or managed approximately 8.3 million acres of forestlands in the United States, 1.5 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Canada and Russia. An additional 795,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

During 2003, the Company's U.S. forestlands supplied 15.6 million tons of roundwood to its U.S. facilities, representing 25% of its wood fiber requirements. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, in 2003, 4.6 million tons of wood were sold to other users. All of our forestlands are independently third party certified under the operating standards of the Sustainable Forestry Principles developed by the American Forest and Paper Association.

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

Capital Investments and Dispositions

Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2004 on pages 22 and 23 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. You can find a discussion about dispositions and restructuring activities as of December 31, 2003, on pages 12 and 13 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and on pages 46 through 54 of
Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company's legal proceedings is set forth on pages 28 through 30 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and on pages 56 through 61 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend per share data on the Company's common stock and the high and low sales prices for the Company's common stock for each of the four quarters in 2002 and 2003 are set forth on page 74 of Item 8. Financial Statements and Supplementary Data. The Company's common shares (symbol: IP) are traded on the following exchanges: New York, Swiss and Amsterdam. International Paper options are traded on the Chicago Board of Options Exchange. As of February 27, 2004, there were approximately 29,478 record holders of common stock of the Company.

Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Six-Year Financial Summary

---------------------------------------------------------------------------------------
Dollar amounts in millions, except per share
amounts and stock prices                            2003          2002           2001
---------------------------------------------------------------------------------------
Results of Operations
Net sales                                         $25,179       $24,976        $ 26,363
Cost and expenses, excluding interest              24,107        23,890          26,716
Earnings (loss) before income taxes, minority
   interest, extraordinary items and
   cumulative effect of accounting changes            346(a)        371(d)       (1,265)(g)
Minority interest expense, net of taxes               123(a)        130(d)          147(g)
Extraordinary items                                    --            --             (46)(h)
Cumulative effect of accounting changes               (13)(b)    (1,175)(e)         (16)(h)
Net earnings (loss)                                   302(a-c)     (880)(d-f)    (1,204)(g,h)
Earnings (loss) applicable to common shares           302(a-c)     (880)(d-f)    (1,204)(g,h)
                                                  -------       -------        --------
Financial Position
Working capital                                   $ 2,534       $ 3,159        $  2,814
Plants, properties and equipment, net              14,275        14,167          14,616
Forestlands                                         4,069         3,846           4,197
Total assets                                       35,525        33,792          37,177
Long-term debt                                     13,450        13,042          12,457
Common shareholders' equity                         8,237         7,374          10,291
                                                  -------       -------        --------
Per Share of Common Stock -
   Assuming No Dilution
Earnings (loss) before extraordinary items
   and cumulative effect of accounting changes    $  0.66       $  0.61        $  (2.37)
Extraordinary items                                    --            --           (0.10)
Cumulative effect of accounting changes             (0.03)        (2.44)          (0.03)
Net earnings (loss)                                  0.63         (1.83)          (2.50)
Cash dividends                                       1.00          1.00            1.00
Common shareholders' equity                         16.97         15.21           21.25
                                                  -------       -------        --------
Common Stock Prices
High                                              $ 43.32       $ 46.19        $  43.25
Low                                                 33.09         31.35           30.70
Year-end                                            43.11         34.97           40.35
                                                  -------       -------        --------
Financial Ratios
Current ratio                                         1.4           1.7             1.5
Total debt to capital ratio                          60.8          55.1            50.1
Return on equity                                      3.9(a-c)     (8.8)(d-f)     (10.6)(g,h)
Return on investment before extraordinary items
   and cumulative effect of accounting changes        2.9(a,c)      2.6(d,f)       (0.7)(g)
                                                  -------       -------        --------
Capital Expenditures                              $ 1,166       $ 1,009        $  1,049
                                                  -------       -------        --------
Number of Employees                                82,800        91,000         100,100
                                                  =======       =======        ========

--------------------------------------------------------------------------------------
Dollar amounts in millions, except per share
   amounts and stock prices                         2000           1999          1998
--------------------------------------------------------------------------------------
Results of Operations
Net sales                                         $ 28,180       $24,573       $23,979
Cost and expenses, excluding interest               26,675        23,620        23,039
Earnings (loss) before income taxes, minority
   interest, extraordinary items and
   cumulative effect of accounting changes             723(i)        448(k)        429(m)
Minority interest expense, net of taxes                238(i)        163(k)         87(m)
Extraordinary items                                   (226)          (16)           --
Cumulative effect of accounting changes                 --            --            --
Net earnings (loss)                                    142(i,j)      183(k,l)      247(m)
Earnings (loss) applicable to common shares            142(i,j)      183(k,l)      247(m)
                                                  --------       -------       -------
Financial Position
Working capital                                   $  2,880       $ 2,859       $ 2,675
Plants, properties and equipment, net               16,132        14,381        15,320
Forestlands                                          5,966         2,921         3,093
Total assets                                        42,109        30,268        31,466
Long-term debt                                      12,648         7,520         7,697
Common shareholders' equity                         12,034        10,304        10,738
                                                  --------       -------       -------
Per Share of Common Stock -
   Assuming No Dilution
Earnings (loss) before extraordinary items
   and cumulative effect of accounting changes    $   0.82       $  0.48       $  0.60
Extraordinary items                                  (0.50)        (0.04)           --
Cumulative effect of accounting changes                 --            --            --
Net earnings (loss)                                   0.32          0.44          0.60
Cash dividends                                        1.00          1.01          1.05
Common shareholders' equity                          24.85         24.85         25.99
                                                  --------       -------       -------
Common Stock Prices
High                                              $  60.00       $ 59.50       $ 55.25
Low                                                  26.31         39.50         35.50
Year-end                                             40.81         56.44         44.81
                                                  --------       -------       -------
Financial Ratios
Current ratio                                          1.4           1.7           1.6
Total debt to capital ratio                           49.3          38.1          39.0
Return on equity                                       1.2(i,j)      1.7(k,l)      2.3(m)
Return on investment before extraordinary items
   and cumulative effect of accounting changes         3.3(i)        2.6(k)        2.5(m)
                                                  --------       -------       -------
Capital Expenditures                              $  1,352       $ 1,139       $ 1,322
                                                  --------       -------       -------
Number of Employees                                112,900        98,700        98,300
                                                  ========       =======       =======

FINANCIAL GLOSSARY

Current ratio -
     current assets divided by current liabilities.

Total debt to capital ratio -
     long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, minority interest and total common shareholders' equity.

Return on equity -
     net earnings divided by average common shareholders' equity (computed monthly).

Return on investment -
     the after-tax amount of earnings before interest, minority interest, extraordinary items and cumulative effect of accounting changes divided by the average of total assets minus accounts payable and accrued liabilities (computed on a monthly basis).

FOOTNOTES TO SIX-YEAR FINANCIAL SUMMARY

2003:

(a) Includes restructuring and other charges of $298 million before taxes and minority interest ($184 million after taxes and minority interest), including a $236 million charge before taxes and minority interest ($144 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. Also included are a pre-tax charge of $32 million ($33 million after taxes) for net losses on sales and impairments of businesses held for sale, and a credit of $40 million before taxes and minority interest ($25 million after taxes and minority interest) for the net reversal of restructuring reserves no longer required.

(b) Includes a charge of $10 million after taxes for the cumulative effect of an accounting change for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," and a charge of $3 million after taxes for the cumulative effect of an accounting change related to the adoption of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

(c) Includes a $123 million reduction after minority interest of the income tax provision recorded for significant tax events occurring in 2003.

2002:

(d) Includes restructuring and other charges of $695 million before taxes and minority interest ($435 million after taxes and minority interest), including a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. Also included are a credit of $41 million before taxes and minority interest ($101 million after taxes and minority interest) to adjust accrued costs of businesses sold or held for sale, and a pre-tax credit of $68 million ($43 million after taxes) for the reversal of 2001 and 2000 reserves no longer required.

(e) Includes a $1.2 billion charge for the cumulative effect of an accounting change for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

(f) Reflects a decrease of $46 million in income tax provision for a reduction of deferred state income tax liabilities.

2001:

(g) Includes restructuring and other charges of $1.1 billion before taxes and minority interest ($752 million after taxes and minority interest), including an $892 million charge before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves. Also included are a net pre-tax charge of $629 million ($587 million after taxes) related to dispositions and asset impairments of businesses held for sale, a $42 million pre-tax charge ($28 million after taxes) for Champion merger integration costs, and a $17 million pre-tax credit ($11 million after taxes) for the reversal of excess 2000 and 1999 restructuring reserves.

(h) Includes an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of the Masonite business and the divestiture of the Petroleum and Minerals assets, and a charge of $25 million before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative effect of a change in accounting for derivatives and hedging activities.

2000:

(i) Includes restructuring and other charges of $949 million before taxes and minority interest ($589 million after taxes and minority interest), including an $824 million charge before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves. Also included are $54 million pre-tax charge ($33 million after taxes) for merger-related expenses and a $34 million pre-tax credit ($21 million after taxes) for the reversal of reserves no longer required.

(j) Includes an extraordinary gain of $385 million before taxes and minority interest ($134 million after taxes and minority interest) on the sale of International Paper's investment in Scitex and Carter Holt Harvey's sale of its share of Compania de Petroleos de Chile (COPEC), an extraordinary loss of $460 million before taxes ($310 million after taxes) related to the impairment of the Zanders and Masonite businesses, an extraordinary gain before taxes and minority interest of $368 million ($183 million after taxes and minority interest) related to the sale of Bush Boake Allen, an extraordinary loss of $5 million before taxes and minority interest ($2 million after taxes and minority interest) related to Carter Holt Harvey's sale of its Plastics division, and an extraordinary pre-tax charge of $373 million ($231 million after taxes) related to impairments of the Argentine investments and the Chemical Cellulose Pulp and the Fine Papers businesses.

1999:

(k) Includes restructuring and other charges of $338 million before taxes and minority interest ($204 million after taxes and minority interest, including a $298 million charge before taxes and minority interest ($180 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $10 million pre-tax charge ($6 million after taxes) to increase existing environmental remediation reserves related to certain former Union Camp facilities and a $30 million pre-tax charge ($18 million after taxes) to increase existing legal reserves. Also included are a $148 million pre-tax charge ($97 million after taxes) for Union Camp merger-related termination benefits, a $107 million pre-tax charge ($78 million after taxes) for merger-related expenses and a $36 million pre-tax credit ($27 million after taxes) for the reversal of reserves no longer required.

(l) Includes an extraordinary loss of $26 million before taxes ($16 million after taxes) for the extinguishment of high-interest debt that was assumed in the merger with Union Camp.

1998:

(m) Includes restructuring and other charges of $256 million before taxes and minority interest ($150 million after taxes and minority interest), including a $111 million pre-tax charge ($68 million after taxes) for the impairment of oil and gas reserves due to low prices and a $145 million restructuring and asset impairment charge before taxes and minority interest ($82 million after taxes and minority interest). Also included are a $16 million pre-tax charge ($10 million after taxes) related to International Paper's share of charges taken by Scitex, a 13% investee company, for the write-off of in-process research and development related to an acquisition and costs to exit the digital video business, a $20 million pre-tax gain ($12 million after taxes) on the sale of the Veratec nonwovens business and an $83 million pre-tax credit ($50 million after taxes) from the reversals of previously established reserves that were no longer required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The business environment for International Paper in 2003 was difficult. Demand for paper and packaging products declined from 2002. Average prices were also lower than in 2002, except for wood products, pulp, coated papers and bleached board. Total industry segment operating profits were down from 2002 as benefits from cost reduction initiatives, and improved operating performance and a more favorable product mix, were more than offset by higher energy and raw material costs and lower prices.

Looking forward to 2004, we expect a seasonally slow first quarter, with continuing low prices and high wood and energy costs. However, due to signs of increasing strength in U.S. and world economies, and growth in business activity at many of our customers, we expect improvements in demand as 2004 progresses. Given the generally low levels of inventories at our facilities, along with better order backlogs, we have announced price increases in containerboard, uncoated free sheet, pulp and certain bleached board grades. While these price increases will have only a slight impact on margins in the first quarter, their benefits will progressively flow through to earnings as the year progresses. The weaker U.S. dollar should also benefit our exports and reduce the competitiveness of imports of competitor products into the United States. The outlook for wood products operating results as 2004 begins is favorable. Forestland sales continue to be dependent upon various factors including tract location and the level of investor interest.

Results of Operations

Industry segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Industry segment operating profits are defined as earnings before taxes and minority interest, interest expense, corporate items and special corporate items. Industry segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States. International Paper operates in six segments: Printing Papers, Industrial and Consumer Packaging, Distribution, Forest Products, Carter Holt Harvey, and Specialty Businesses and Other.

The following table shows the components of net earnings (loss) for each of the last three years:

--------------------------------------------------------------------------------
In millions                                           2003      2002      2001
--------------------------------------------------------------------------------
Industry segment operating profits                   $1,801   $ 1,935   $ 1,787
Corporate items                                        (466)     (253)     (369)
Special items*                                         (290)     (586)   (1,771)
Interest expense, net                                  (766)     (783)     (929)
Minority interest                                       (56)      (72)     (130)
Income tax benefit                                       92        54       270
Accounting changes and extraordinary items              (13)   (1,175)      (62)
                                                     ------   -------   -------
Net earnings (loss)                                  $  302   $  (880)  $(1,204)
                                                     ======   =======   =======

*Special items include restructuring and other charges, net (gains) losses on sales and impairments of businesses held for sale, and reversals of reserves no longer required.

Industry segment operating profits declined by $134 million in 2003 due principally to higher energy and raw material costs ($270 million) and lower average prices ($75 million), partially offset by the effect of cost reduction initiatives, improved operating performance and a more favorable product mix ($245 million).

Description of Graph

The following graph compares 2002 with 2003 segment operating profit in bar chart format (in millions). The first bar is 2002 segment operating profits of $1,935. This is followed by bars representing major changes in segment operating profit including: Costs/Operations/Mix of $245, Energy/Raw Materials of $(270), Price of $(75), and Volume/Other of $(34). The last bar is 2003 segment operating profits of $1,801.

                            Segment Operating Profit
                                  (in millions)

                                   [BAR CHART]

2002                    $1,935
Costs/Operations/Mix    $  245
Energy/Raw Materials    $ (270)
Price                   $  (75)
Volume/Other            $  (34)
2003                    $1,801

The principal changes by segment were as follows: Printing Papers' profits were $68 million lower as higher raw material and energy costs were partially offset by improved operations and lower overhead costs. Industrial and Consumer Packaging's profits were down $100 million. Higher raw material costs and lower prices more than offset the effect of reduced overhead costs and improved operations. Forest Products' profit was $41 million higher. Higher average prices for wood products, lower raw material costs and improved plant operations offset the effect of lower harvest volumes and lower earnings from Weldwood of Canada.

Corporate items, a $466 million net expense in 2003, increased from $253 million in 2002 due to higher pension and supply chain initiative costs, offset in part by gains on energy hedging transactions. In addition, 2002 charges were reduced by gains from an insurance company demutualization stock sale and foreign exchange.

Special items, including restructuring and other charges, gains/losses on sales and impairments of businesses held for sale, and reversals of reserves no longer required, declined to $290 million from $586 million in 2002, and from $1.8 billion in 2001. The decline in 2003 reflects lower restructuring charges that relate to excess capacity shutdowns and sales of non-core businesses, and lower legal costs. The multi-year corporate consolidation program following the Champion acquisition is now essentially complete.

Interest expense, net, decreased to $766 million in 2003, compared with $783 million in 2002 and $929 million in 2001. The decline in 2003 compared with both 2002 and 2001 is principally the result of lower interest rates from the refinancing of high coupon rate debt.

The $92 million income tax benefit in 2003 included $123 million of benefits for significant tax items occurring in 2003. The $54 million benefit in 2002 also reflected adjustments for special tax items. The $270 million tax benefit in 2001 reflected a pre-tax loss due largely to restructuring and other charges.

Accounting changes in 2002 reflect a $1.2 billion charge for the adoption of the new goodwill accounting standard.

Liquidity and Capital Resources

International Paper generated $1.8 billion of operating cash flow in 2003. Capital spending totaled $1.2 billion in 2003, or 71% of depreciation and amortization expense, and is anticipated to be $1.3 billion, or 80% of depreciation and amortization expense, in 2004. We issued $2.4 billion of debt and preferred securities and used the proceeds to repay $1.4 billion of existing debt and preferred securities, with $1.0 billion subsequently used to retire additional high coupon rate debt in January 2004. Approximately $2.5 billion of debt, including the $1 billion of debt retired in January and $300 million of debt at Carter Holt Harvey, is scheduled for refinancing or repayment in 2004. We intend to meet these obligations with a combination of cash from operations and refinancings. In addition, the holders of $1.1 billion of zero-coupon Convertible Senior Debentures have the option to require the Company to repurchase these securities in June 2004. If this occurs, the repurchase can be settled in either cash or International Paper stock at the Company's option. Our liquidity position continues to be strong, supported by existing credit facilities that we believe to be adequate to meet future short-term liquidity requirements. We continue to maintain an investment-grade rating for our long-term debt, which is a core element of our overall financial strategy.

Our focus in 2004 will be to continue maximizing financial flexibility and preserving liquidity while further reducing interest expense through repayment or refinancing of high coupon rate debt.

Critical Accounting Policies and Significant Accounting Estimates

Accounting policies that may have a significant effect on our financial position and results of operations, and that require judgments by management, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pensions and postretirement benefits, income taxes and accounting for stock options.

Pension charges for our U.S. plans increased by $135 million for 2003 due to a reduction in the expected long-term rate of return on plan assets and an increase in the amortization of unrecognized actuarial losses. A further increase of approximately $46 million is expected in 2004 due also to an increase in amortization of unrecognized losses and a decrease in the assumed discount rate. The actual return on plan assets was 26% in 2003 versus a loss of 6.7% in 2002. In 2002, a $1.5 billion after-tax charge to Shareholders' equity was recorded, with no impact on earnings or cash flow, due to a decline in the market value of plan assets for the U.S. qualified pension plan.

Recent Accounting Developments

While several new accounting standards and interpretations were effective for International Paper for 2003, the application of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," had the largest impact. This resulted in several balance sheet changes, including a $1.3 billion reduction in mandatorily redeemable preferred securities and a $1.0 billion increase in debt, and an income statement effect of a $3 million after-tax charge for a cumulative effect of an accounting change.

Legal

Claims and payments relating to exterior siding and roofing actions continue to be in line with projections made in 2002. Class action claims brought by corrugated sheet and container purchasers were settled in 2003 for $24.4 million. Additionally, a class action was certified in 2003 relating to alleged price fixing by International Paper's Nevamar division (which was sold as part of Decorative Products in late 2002) and others in sales of high-pressure laminates. Additional information on these matters is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

Corporate Overview

While the operating results for International Paper's various business segments are driven by a number of business-specific factors, changes in International Paper's operating results are closely tied to changes in general economic conditions in the United States, Europe and Asia. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, new home construction and repair and remodeling activity, and movements in currency exchange rates. Product prices also tend to follow general economic trends and are also affected by inventory levels, currency movements and changes in worldwide operating rates. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood fiber and chemical costs, energy costs, salary and benefits costs, including pensions, and manufacturing conversion costs.

The following is a discussion of International Paper's results of operations for the year ended December 31, 2003, and the major factors affecting these results compared to 2002 and 2001.

Results of Operations

For the year ended December 31, 2003, International Paper reported net sales of $25.2 billion, compared with 2002 and 2001 net sales of $25.0 billion and $26.4 billion, respectively. International net sales (including U.S. exports) totaled $8.4 billion, or 33% of total sales in 2003. This compares to international sales of $7.5 billion in 2002 and $7.1 billion in 2001. The increase in 2003 versus 2002 is mainly due to the translation of sales invoiced in foreign currencies that appreciated against the U.S. dollar. Export sales of $1.4 billion in 2003 were about flat with both 2002 and 2001.

Net earnings totaled $302 million ($0.63 per share) in 2003, compared with a net loss of $880 million ($1.83 per share) in 2002 and a net loss of $1.2 billion ($2.50 per share) in 2001. Amounts include extraordinary items and the cumulative effect of accounting changes.

Earnings before extraordinary items and the cumulative effect of accounting changes in 2003 were $315 million, compared with earnings before extraordinary items and the cumulative effect of an accounting change of $295 million in 2002 and a loss before extraordinary items and the cumulative effect of an accounting change of $1.1 billion in 2001. Earnings in 2003 benefited from cost reduction initiatives, improved mill operations, a lower effective tax rate and reduced special charges compared with 2002, although these benefits were partially offset by increased energy and wood fiber costs, higher pension expense, lower average prices and volumes and other items. See Industry Segment Results on pages 16-20 for a discussion of the impact of these factors by segment.

Description of Graph

The following graph compares 2002 and 2003 earnings before extraordinary items and cumulative effect of accounting changes (after taxes) in bar chart format (in millions). The first bar is the 2002 earnings amount of $295. This is followed by bars representing major changes in earnings including:
Costs/Operations/Mix of $200, Tax Rate Change of $70, Energy/Raw Materials of $(175), Pension of $(115), Price of $(60), Volume of $(15), other of $(60), and Special Items of $175. The last bar is 2003 earnings of $315.

            Earnings (Loss) Before Extraordinary Items and Cumulative
                   Effect of Accounting Changes (after taxes)
                                  (in millions)

                                   [BAR CHART]

2002                   $ 295
Costs/Operations/Mix   $ 200
Tax Rate Change        $  70
Energy/Raw Materials   $(175)
Pension                $(115)
Price                  $ (60)
Volume                 $ (15)
Other                  $ (60)
Special Items          $ 175
2003                   $ 315

The following table presents a reconciliation of International Paper's net earnings (loss) to its operating profit:

-------------------------------------------------------------------------------
In millions                                            2003     2002      2001
-------------------------------------------------------------------------------
Net Earnings (Loss)                                   $  302   $ (880)  $(1,204)
Add back:
   Extraordinary item                                     --       --        46
   Cumulative effect of accounting changes                13    1,175        16
                                                      ------   ------   -------
Earnings (Loss) Before Extraordinary Item and
   Cumulative Effect of Accounting Changes               315      295    (1,142)
Deduct: Income tax benefit                               (92)     (54)     (270)
Add back: Minority interest expense, net of taxes        123      130       147
                                                      ------   ------   -------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Item and Cumulative
   Effect of Accounting Changes                          346      371    (1,265)
Interest expense, net                                    766      783       929
Minority interest included in operations                 (67)     (58)      (17)
Corporate items                                          466      253       369
   Special items:
   Restructuring and other charges                       298      695     1,117
   Net (gains) losses on sales and impairments of
      businesses held for sale                            32      (41)      629
   Reversals of reserves no longer required, net         (40)     (68)      (17)
   Merger integration costs                               --       --        42
                                                      ------   ------   -------
                                                      $1,801   $1,935   $ 1,787
                                                      ======   ======   =======
Industry Segment Operating Profit

Printing Papers                                       $  451   $  519   $   538
Industrial and Consumer Packaging                        417      517       508
Distribution                                              82       92        21
Forest Products                                          741      700       655
Carter Holt Harvey                                        58       56        13
Specialty Businesses and Other                            52       51        52
                                                      ------   ------   -------
Total Industry Segment Operating Profit               $1,801   $1,935   $ 1,787
                                                      ======   ======   =======

Extraordinary Items and Cumulative Effect of Accounting Changes

Net earnings for 2003 included after-tax charges of $3 million and $10 million for the cumulative effect of accounting changes for the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Results for 2002 included a charge of $1.2 billion after minority interest for the cumulative effect of an accounting change to record the transitional impairment charge for the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Results for 2001 included a charge of $16 million after taxes and minority interest for the cumulative effect of a change in accounting for derivatives and hedging activities.

During 2001, pre-tax losses totaling $73 million ($46 million after taxes) were recorded, including $60 million ($38 million after taxes) for impairment losses to reduce the assets of Masonite Corporation to their estimated realizable value based on offers received, and $13 million ($8 million after taxes) from a loss on the sale of oil and gas properties and fee mineral and royalty interests. Pursuant to the pooling-of-interest rules, these losses were recorded as extraordinary items.

Income Tax Benefit

While the Company reported pre-tax income in 2003, a net income tax benefit was recorded reflecting decreases totaling $123 million in the provision for income taxes for significant items. These included a $13 million reduction in the fourth quarter ($26 million before minority interest) for a favorable settlement with Australian tax authorities of net operating loss carry forwards, a $60 million reduction in the third quarter reflecting a favorable revision of estimated tax accruals upon filing the 2002 Federal income tax return and increased research and development credits, and a $50 million reduction in the second quarter reflecting a favorable tax audit settlement and benefits from a government sponsored overseas tax program in Italy. The net tax benefit in 2002 reflects the reversal of the assumed stock-sale tax treatment of the 2001 fourth-quarter write-down to net realizable value of the assets of Arizona Chemical upon the decision to discontinue sale efforts and to hold and operate this business in the future, and a $46 million fourth-quarter adjustment of deferred income tax liabilities for the effects of state tax credits and the taxability of the Company's operations in various state tax jurisdictions.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, decreased to $123 million in 2003, compared with $130 million in 2002 and $147 million in 2001. The decrease in 2003 reflects a $44 million reduction in minority interest related to preferred securities that were replaced by debt obligations in the second half of 2003.

Interest expense, net, decreased to $766 million in 2003, compared with $783 million in 2002 and $929 million in 2001. The decline in 2003 compared with both 2002 and 2001 is the result of lower interest rates from the refinancing of high coupon debt and the impact of interest rate swaps, net of the additional $44 million expense for the debt securities discussed above.

For the twelve months ended December 31, 2003, Corporate items totaled $466 million of expense compared with $253 million in 2002 and $369 million in 2001. The increase from 2002 is due to higher pension and supply chain initiative costs, offset in part by gains on energy hedging transactions. In addition, 2002 included income from an insurance company demutualization and foreign exchange gains.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for opportunities for improvement. These evaluations are targeted to (a) focus our portfolio on our core businesses of paper, packaging and forest products, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they will achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility's plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or
(c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144.

In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. As this profit improvement initiative is ongoing, it is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

2003: During 2003, restructuring and other charges before taxes and minority interest of $298 million ($184 million after taxes and minority interest) were recorded. These charges included a $236 million charge before taxes and minority interest ($144 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes

($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. In addition, a $40 million credit before taxes and minority interest ($25 million after taxes and minority interest) was recorded for the net reversal of restructuring reserves no longer required.

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

A further discussion of restructuring, business improvement and other charges can be found in Note 6 of the Notes to Consolidated Financial Statements in Item
8. Financial Statements and Supplementary Data.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

Net (gains) losses on sales and impairments of businesses held for sale totaled $32 million in 2003, ($41) million in 2002, and $629 million in 2001 before taxes and minority interest. The principle components of these gains/losses were:

2003: In the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value. In addition, a $13 million gain ($8 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

In the second quarter of 2003, a $10 million pre-tax charge ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

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

In the third quarter of 2001, International Paper sold Masonite Corporation (Masonite) to Premdor Inc. of Toronto, Canada, resulting in a pre-tax loss of $87 million, its Flexible Packaging business to Exo-Tech Packaging, LLC, resulting in a pre-tax loss of $31 million, and its Curtis/Palmer hydroelectric generating project in Corinth, New York to TransCanada Pipelines Limited, resulting in a pre-tax gain of $215 million. Also in the third quarter, a pre-tax impairment loss of $50 million ($32 million after taxes) was recorded to write down the Chemical Cellulose assets to their expected realizable value of approximately $25 million.

In the second quarter of 2001, a pre-tax impairment loss of $85 million ($55 million after taxes) was recorded to reduce the carrying value of the Flexible Packaging assets to their expected realizable value of approximately $85 million based on preliminary offers received.

Merger Integration Costs

During 2001, International Paper recorded a pre-tax charge of $42 million ($28 million after taxes) for Champion merger integration costs. These costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integration of Champion.

Industry Segment Operating Profit

Industry segment operating profits of $1.8 billion in 2003 declined slightly from $1.9 billion in 2002, and were about even with 2001. Higher energy and raw material costs ($270 million) and lower average prices ($75 million) were the principal factors in the decline in 2003, partially offset by the effect of cost reduction initiatives, improved operating performance and a more favorable product mix ($245 million). In 2002, industry segment operating profits increased by approximately $150 million compared with 2001. Non-price improvements, including lower overhead and raw material costs, combined with a favorable product mix, improved operating profits by about $690 million. In addition, higher volume contributed another $60 million. However, price declines in 2002 lowered operating profits by about $600 million.

During 2003, International Paper continued to focus on managing the factors it can control, and further strengthened its core businesses through a rationalization and realignment program. In July 2003, we announced a program targeting significant additional reductions in overhead costs by late 2004, including the elimination of approximately 3,000 salaried positions in the United States. Additionally, we are engaged in a customer-driven, company-wide supply chain initiative that will enhance International Paper's customer relationships and standardize processes while improving overall company profitability. Ultimately, the initiative will provide the foundation upon which to build improved customer value propositions while enabling International Paper to become increasingly competitive.

International Paper continues to balance its production with customer orders, taking about 590,000 tons of market-related downtime across its mill system in 2003. This was down slightly from 600,000 tons in 2002.

International Paper faced a difficult business environment during 2003 as demand for paper and packaging products lagged U.S. economic growth and average prices were weak. Our focus on strong operational performance and improvements to our internal cost structure and product mix helped mitigate the impact of poor market conditions. Looking forward to 2004, we anticipate a slow start in the first quarter as energy and wood costs continue to be high while pricing remains depressed in most businesses. However, there are clear signs of momentum in the U.S. and world economies, and indications of increasing business activity at many of our customers. We believe that the actions taken over the last few years to restructure our operations and eliminate excess manufacturing capacity, to reduce overhead costs, and to focus on our customer relationships will favorably position International Paper as market conditions improve.

Description of Industry Segments

International Paper's industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments, except for Carter Holt Harvey, are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. The Carter Holt Harvey business includes the results of multiple Forest Products businesses.

Printing Papers

International Paper is one of the world's leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and bristols.

Uncoated Papers: This business produces papers for use in desktop and laser copiers and digital imaging printing as well as in advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail publications. Uncoated Papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Fine papers are used in high-quality text, cover, business correspondence and artist papers. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Great White, Strathmore, Ballet, Beckett and Rey. The mills producing uncoated papers are located in the United States, Scotland, France, Poland and Russia. These mills have uncoated paper production capacity of approximately 5.2 million tons annually.

Coated Papers: This business produces coated papers used in a variety of printing and publication end uses such as catalogs, direct mailings, magazines, inserts and commercial printing. Products include coated free sheet, coated groundwood and supercalendered groundwood papers. Production capacity in the United States amounts to approximately 2.0 million tons annually.

Market Pulp: Market pulp is used in the manufacture of printing, writing and specialty papers. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, northern and southern softwood pulp, as well as northern, southern, and birch hardwood paper pulps. These products are produced in the United States, Canada, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about
2.3 million tons.

Brazilian Paper: Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages 1.5 million acres of forestlands in Brazil. Our annual production capacity in Brazil is approximately 675,000 tons of coated and uncoated papers.

Industrial and Consumer Packaging

Industrial Packaging: With production capacity of about 4.5 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Over one-third of our production consists of specialty grades, such as PineLiner and BriteTop. About 65% of our production is converted domestically into corrugated boxes and other packaging by our 51 U.S. container plants. In Europe, our operations include one recycled containerboard mill in France and 22 container plants in France, Ireland, Italy, Spain and the United Kingdom. Global operations also include facilities in Chile, Turkey and China. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. We have the capacity to produce around 470,000 tons of kraft paper each year for use in multi-wall and retail bags.

Consumer Packaging: International Paper is the world's largest producer of solid bleached sulfate packaging board with annual production capacity of about 2 million tons. Our Everest, Fortress and Starcote brands are used in packaging applications for juice, milk, food, cosmetics, pharmaceuticals, computer software and tobacco products. Approximately 40% of our bleached board production is converted into packaging products in our own plants. Our Beverage Packaging business has 17 plants worldwide offering complete packaging systems, from paper to filling machines, using proprietary technologies including Tru-Taste brand barrier board technology for premium long-life juices. Shorewood Packaging Corporation operates 21 plants worldwide, producing packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals. The Foodservice business offers cups, lids, cartons, bags, food containers and plates through four domestic plants and four international facilities. Group-wide product development efforts will provide customers with innovative packaging solutions, including radio frequency identification device (RFID) technology that tracks, traces and authenticates packages throughout the global supply chain.

Distribution

Through xpedx, our North American merchant distribution business, we service the commercial printing market with printing papers and graphic art supplies, high traffic/away-from-home markets with facility supplies, and various manufacturers and processors with packaging supplies and equipment. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 126 warehouse locations and 141 retail stores in the U.S. and Mexico. Overseas, Papeteries de France and Scaldia serve markets in France, Belgium and the Netherlands.

Forest Products

Forest Resources: International Paper owns or manages approximately 8.3 million acres of forestlands in the United States, mostly in the South. All lands are independently third-party certified under the operating standards of the Sustainable Forestry Initiative (SFI(TM) ). In 2003, these forestlands supplied about 25% of the wood fiber requirements of our other businesses. Our forestlands are managed as a portfolio to optimize the economic value to our shareholders. Principle revenue-generating activities include the sale of trees for harvest, the sale of forestlands to investment funds and other buyers for various uses, real estate development and the leasing of our properties for third-party recreational and commercial uses. The mix of these activities varies based on the fiber requirements of our mills and wood products plants, prevailing stumpage prices, supply and demand for forestlands and market preferences for timber and forestlands. When stumpage prices are depressed relative to land values, forestland sales tend to comprise a larger part of our portfolio mix. Conversely, when stumpage prices are high, stumpage sales may be the best alternative to maximize the value of our forestland holdings.

Wood Products: International Paper owns and operates 35 plants producing lumber, plywood, engineered wood products and utility poles. There are 25 plants in the southern United States and 10 plants in the Canadian provinces of British Columbia and Alberta operated by Weldwood of Canada Limited, a wholly-owned subsidiary of International Paper. In our U.S. operations, we produce approximately 2.4 billion board feet of lumber and 1.6 billion square feet of plywood annually. In Canada, we produce about 1.2 billion board feet of lumber and 450 million square feet of plywood annually. Through licenses and forest management agreements, we have harvesting rights on 7.9 million acres of government-owned forestlands in Canada.

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

     Forests, including 795,000 acres of predominantly radiata pine plantations that yield 5.5-6.0 million tons of logs annually.

     Wood Products, including about 600 million board feet of lumber capacity and about 900 million square feet of plywood and panel production. Carter Holt Harvey is the largest Australasian producer of lumber, plywood, laminated veneer lumber and panel products.

     Pulp and Paper Products, with overall capacity of more than 1.0 million tons of annual linerboard and pulp capacity at four mills. Carter Holt Harvey is New Zealand's largest manufacturer and marketer of pulp and paper products.

     Tissue Products, with nearly 175,000 tons of annual production capacity from two mills and six converting plants. Carter Holt Harvey is the largest tissue manufacturer in Australia and New Zealand. Carter Holt Harvey is currently exploring strategic alternatives for this business.

Carter Holt Harvey also produces corrugated boxes, cartons and paper bags, with a focus on the horticulture, primary produce and foodservice markets.

Specialty Businesses and Other

Chemicals: Arizona Chemical is a leading producer of specialty resins based on crude tall oil, a byproduct of the wood pulping process. These products, used in adhesives and inks, are made at 13 plants in the United States and Europe.

Industrial Papers: Industrial Papers is a manufacturer of lightweight and pressure sensitive papers and converted products with an annual capacity of 375,000 tons. These products are used in applications such as pressure sensitive labels, food and industrial packaging, industrial sealants and tapes, and consumer hygiene products.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

Industry Segment Results

Printing Papers

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated free sheet products, with changes in white-collar employment levels that affect the usage of copy and laser printer paper. Market pulp is further affected by changes in currency rates that can enhance or disadvantage producers in different geographic regions.

Principle cost drivers include manufacturing efficiency and raw material and energy costs.

Printing Papers net sales for 2003 increased 1% from 2002 but were down 3% from 2001. Operating profits in 2003 were down 13% and 16% from 2002 and 2001, respectively. Lower earnings in our Uncoated and Coated Papers businesses in 2003 more than offset improvements in our Market Pulp and Brazilian Papers businesses. Higher raw material and energy costs ($175 million) and lower average prices ($20 million) contributed to the decline in earnings versus 2002, although these were partially offset by improved mill operations and lower overhead costs ($70 million), a more profitable product mix ($30 million) and higher sales volumes ($20 million). The Printing Papers segment took 750,000 tons of downtime during 2003, including 335,000 tons of lack-of-order downtime to align production with customer demand. This compared with 655,000 tons of downtime in 2002, of which 325,000 tons related to lack-of-orders.

Printing Papers

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $7,555   $7,510   $7,815
Operating Profit                                        $  451   $  519   $  538

Uncoated Papers sales were $4.8 billion in 2003, even with 2002, but down from $4.9 billion in 2001. Overall average prices in 2003 declined from both 2002 and 2001. After some recovery in U.S. uncoated papers pricing at the end of 2002, prices across major products began to decline in the second quarter of 2003. The decline reflected weak customer demand, which also had a negative impact on U.S. operating rates. Average prices in Europe declined throughout most of 2003 as the strong euro led to an increase in imports combined with weak Western European demand. Annual U.S. and European shipping volumes in 2003 were slightly lower than in 2002. Operating profits declined 25% compared with 2002, but were 2% higher than 2001. In addition to the softer pricing and lower shipments, the business was adversely impacted by higher energy and wood costs in 2003 compared with 2002. Partially offsetting these unfavorable impacts were continued improvements in mill operations and lower overhead expenses.

Coated Papers sales were $1.4 billion in 2003, compared with $1.5 billion in 2002 and $1.6 billion in 2001. Operating losses increased during 2003 compared with 2002. The business was profitable in 2001. The decline in earnings in 2003 compared with 2002 was primarily due to higher energy and wood costs, although the effect of recent cost reduction efforts helped mitigate the losses. Average prices in 2003 remained flat following a 15% decline in 2002 compared with 2001. Facility rationalizations at the end of 2002 had a significant impact on 2003 shipments which declined 6% compared with 2002.

Market Pulp sales from our U.S., European and Canadian facilities were $850 million in 2003 compared with $765 million and $815 million in 2002 and 2001, respectively. Operating losses decreased in 2003 compared with both 2002 and 2001 as higher average prices, lower overhead costs, and improved mill operations more than offset increases in raw material costs. U.S. pulp prices improved steadily during the first half of 2003, then declined slightly during the third quarter before making a slight recovery in the fourth quarter. U.S. pulp volumes in 2003 were 2% lower than 2002 primarily due to periodic hardwood shortages during the year. Canadian pulp volumes were flat year over year while European pulp volumes increased 9% from 2002.

Brazilian Paper sales were $540 million in 2003 compared with $440 million in 2002 and $460 million in 2001. Operating profits in 2003 were up 14% and 12% from 2002 and 2001, respectively. Shipments and average prices both increased in 2003 versus 2002, although these benefits were partially offset by unfavorable foreign exchange rates and increased energy and chemical costs.

As 2004 begins, the outlook for Printing Papers is more encouraging. Although selling prices are at or near historic lows, industry-wide inventory levels are also low, and improvements are expected in both customer demand and pricing as improving economic conditions lead to increased employment and higher demand. Operating rates should benefit from the shutdown of high-cost industry capacity during the second half of 2003. Energy and wood costs are expected to decline gradually in 2004, although they likely will remain above historical averages. We will continue our focus on further improvements in manufacturing efficiency and overall cost structure.

Industrial and Consumer Packaging

Demand for Industrial Packaging products is closely correlated with non-durable industrial goods production in the United States, as well as with demand for processed foods, poultry, meat and agricultural products. Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of both Industrial and Consumer Packaging are raw material and energy costs, manufacturing efficiency and product mix.

Industrial and Consumer Packaging net sales for 2003 were 2% higher than 2002 and were down 1% from 2001. Operating profits in 2003 were down 19% and 18% from 2002 and 2001, respectively. Higher raw material costs ($130 million) and lower average prices ($90 million) resulted in a decline in 2003 operating profits versus 2002, although improved mill operations and reduced overhead costs ($90 million), a more favorable product/customer mix ($10 million), and increased sales volumes ($20 million) helped mitigate these impacts. The segment took 390,000 tons of downtime during 2003, including 240,000 tons of lack-of-order downtime to balance internal supply with customer demand. This compared with 445,000 tons of downtime in 2002, of which 270,000 tons related to lack-of-orders.

Industrial and Consumer Packaging

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $6,200   $6,095   $6,280
Operating Profit                                        $  417   $  517   $  508

Industrial Packaging net sales for 2003 were $3.7 billion compared with $3.6 billion in 2002, and were flat compared with 2001. Weak U.S. demand, coupled with pressure on pricing, continued to adversely affect results for this business. Operating profits in 2003 declined 14% and 32% from 2002 and 2001, respectively. The impacts of lower average prices and increased raw material costs in 2003 versus 2002 were partially offset by successful overhead cost reduction efforts, operating efficiency improvements, a more favorable product/customer mix and a slight increase in shipments. Domestic box shipments were over 3% higher than in 2002 despite soft market conditions, reflecting an improvement in market position. Demand for European Container products was slightly down versus 2002, but operating results improved due to higher converting margins and cost reduction programs. During 2003, the Industrial Packaging business took 230,000 tons of lack-of-order downtime, as we continued our policy of adjusting production to be in line with customer demand.

Entering 2004, although prices are at low levels, demand for boxes and containerboard is expected to improve as the year progresses. Current order volumes for both containerboard and boxes are strengthening, while inventory levels are at the lowest level in years. As a result, operating rates entering 2004 have increased, and we announced price increases for containerboard and boxes in the first quarter. Production realignments, as well as business and plant overhead reductions begun in late 2003, will benefit operating results in 2004. We expect the European operating results to improve as a result of internal process improvement programs implemented in 2003.

Consumer Packaging 2003 net sales of $2.5 billion were flat versus 2002 but were lower than 2001 sales of $2.6 billion. Average prices in 2003 increased about 2% over 2002 for bleached board, but were down around 3% for the converting businesses. Our bleached board mills ran about at capacity for the year, with very little market-related downtime, and shipments were up slightly over prior year. Operating profits in 2003 declined 25% from 2002, but were 11% higher than in 2001. Cost control programs implemented in 2003 in mills and converting operations, and improved bleached board pricing, did not fully offset the significant impact of cost increases in raw materials, especially wood and energy. During 2003, manufacturing improvement, rationalization, and organizational restructuring plans were implemented throughout this business to reduce costs and improve alignment with our markets.

Although competitive pressures remain strong for Consumer Packaging entering 2004, market conditions are showing signs of improvement. Several key supply agreements were finalized during the fourth quarter of 2003 with strategic customers, further strengthening our market positions. Progress made in 2003 in wood yield optimization, reductions of purchased energy, and cost curtailment efforts, will also benefit operating results in 2004.

Distribution

Our Distribution business buys and re-sells a diverse array of products to customers in the commercial printing, general manufacturing, and other market segments. Distribution sales margins are generally stable, though customer demand and revenue are sensitive to changes in general economic conditions. Business from customers in the commercial printing segment is heavily dependent on the levels of corporate advertising and promotional spending. In addition to sales volumes and profit margins, efficient customer service and logistics and focused working capital management are key factors in this segment's profitability.

Distribution's 2003 net sales declined 2% and 8% from 2002 and 2001, respectively. Operating profits in 2003 declined 11% from 2002, but remained significantly higher than in 2001. Lower average margins and sales volumes during 2003 compared with 2002 reduced earnings by $30 million, partially offset by $20 million in lower operating costs and bad debt expenses.

Distribution

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $6,230   $6,345   $6,790
Operating Profit                                        $   82   $   92   $   21

xpedx, our North American distribution operation, posted sales of $6 billion, down 2% and 9% from 2002 and 2001 levels, respectively. Combined sales to our two primary U.S. market segments, commercial printing and general manufacturing, declined slightly from 2002 reflecting generally weak domestic economic conditions.

Earnings in 2003 declined 13% from 2002 but remained well ahead of 2001. The decline from 2002 was primarily due to lower average prices and sales volume partially offset by lower operating costs and bad debt expenses. The reduction in operating costs in 2003 resulted primarily from consolidations and operational restructuring actions taken in recent years. Since 2001, consolidation actions taken by xpedx have resulted in a 24% reduction in its work force. Significant improvements in credit control led to decreases in bad debt expenses of 46% and 70% from 2002 and 2001 levels, respectively.

European distribution operations posted sales of $375 million in 2003, even with 2002 and up 7% from 2001. The European businesses' earnings increased in 2003 following a small profit in 2002 and a small loss in 2001.

Looking ahead to 2004, Distribution will focus on increasing market share in our primary customer segments. The initiatives undertaken in recent years to reduce overhead costs and working capital will continue. Distribution's management anticipates improved sales volumes as economic conditions and product prices continue to improve during 2004.

Forest Products

Forest Products manages approximately 8.3 million acres of forestlands in the United States, and operates wood products plants in the United States and Canada that produce lumber, plywood, engineered wood products and utility poles. Forest Resources' operating results are largely driven by demand and pricing for softwood sawtimber, and to a lesser extent for softwood pulpwood, by the volume of merchantable timber on Company forestlands, and by demand and pricing for specific forestland tracts offered for sale. Wood Products operating results are driven by new housing starts and repair and remodeling activity. Fiber costs are a major factor in Wood Products' profitability.

Forest Products net sales for 2003 were 2% lower than in 2002, and were 6% higher than in 2001. Operating profits in 2003 were 6% and 13% higher than in 2002 and 2001, respectively. Earnings in 2003 reflected strong contributions from the U.S. Wood Products business, primarily as a result of higher average plywood and lumber prices ($50 million) and reduced raw material costs and improved plant operations ($70 million). Lower earnings from reduced harvest volumes in Forest Resources ($40 million) and lower earnings from Weldwood of Canada ($40 million) due to lower prices and a stronger Canadian dollar, partially offset the improved U.S. Wood Products contributions.

Forest Products

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $3,025   $3,090   $2,855
Operating Profit                                        $  741   $  700   $  655

Forest Resources sales in 2003 were $1.1 billion compared with $1.2 billion in 2002 and $960 million in 2001. Operating profit was 4% lower than in 2002, due to lower stumpage sales and recreation income, partially offset by lower operating costs. Operating profit in 2003 was 2% higher than in 2001, primarily due to lower operating costs and increased contributions from forestland sales, partially offset by lower stumpage sales and recreation income.

Gross margins from stumpage sales and recreational income were $268 million in 2003, down from $324 million in 2002 and $386 million in 2001. Harvest volumes declined 7% in 2003, compared with 2002, and 26% from 2001, reflecting a lower inventory of mature sawtimber in 2003. Sawtimber prices were down 11% versus 2002 and 2001, and were 30% below long-term trend line prices. Gross margins from forestland sales were $462 million in 2003, about the same as $461 million in 2002 and up from $388 million in 2001, reflecting higher average per-acre sales realizations. Operating expenses declined to $157 million in 2003 from $190 million in 2002 and $220 million in 2001, reflecting the impact of restructuring and cost reduction actions. Operating profits for the Real Estate division were $71 million, $75 million and $78 million in 2003, 2002 and 2001, respectively. International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk-sale basis, as well as sales of timberlands.

For 2004, our harvest is projected to be down due to a lower inventory of mature timber. Over time, harvests are expected to increase due to higher yield-per-acre initiatives and maturities of premerchantable timber inventories. Average first quarter 2004 southern pine pulpwood and sawtimber prices are expected to remain close to fourth quarter 2003 levels, while hardwood pulpwood prices should begin to decline. Forestland sales will continue to be dependent upon various factors including tract location and the level of investor interest.

Wood Products sales in the United States in 2003 of $1.3 billion were even with 2002 but were slightly lower than sales of $1.4 billion in 2001. Operating profits in 2003 increased substantially from 2002 as a result of higher average prices, lower raw material costs and improved manufacturing operations. Average 2003 plywood prices rose 17% above 2002 levels and were 10% higher than 2001. Plywood sales volume was flat with 2002 and was slightly higher than 2001. Average prices for lumber were up 2% in 2003 versus 2002 but were flat with 2001. Lumber sales volume declined 5% from 2002 and 5% from 2001, reflecting the closures of high cost facilities during those periods. Both lumber and plywood plant operations have lower manufacturing costs compared with both 2002 and 2001. Wood costs also were lower in 2003 than in 2002. In 2003, the Tuskalusa and Springhill lumber plants were closed, eliminating approximately 200 million board feet of capacity.

Canadian wood products, operated through Weldwood of Canada, reported net sales of $635 million in 2003 compared with $565 million in 2002 and $480 million in 2001. Operating profits in 2003 were down 64% and 50% from 2002 and 2001, respectively. The impact of a substantially stronger Canadian dollar, coupled with lower average lumber prices more than offset the effect of lower raw material costs. Average lumber prices in 2003 were down 17% from 2002 while sales volumes increased 1%. Plywood average prices and sales volumes in 2003 were 5% higher than in 2002.

The outlook for Wood Products' operating results as 2004 begins is favorable. Lumber and plywood prices began the year well above prior year levels. Current low interest rates and expected improving economic conditions during 2004 should continue to support strong construction and remodeling activity. Customer inventory levels in the distribution pipeline should support strong demand in the first part of the year. Negotiations to settle the U.S./Canada softwood lumber dispute, if finalized, should help market stability. The business will continue to focus on cost reduction and productivity improvement initiatives and improving its product and customer mix in 2004.

Carter Holt Harvey

Carter Holt Harvey, International Paper's approximately 50.5% owned subsidiary operating principally in New Zealand and Australia, is in many of the same businesses as International Paper, and is thus affected by many of the same economic factors as our other segments. Additionally, Carter Holt Harvey's reported operating results are sensitive to changes in currency exchange rates, especially changes in the New Zealand dollar versus the U.S. dollar since most operating costs are New Zealand dollar denominated while a large portion of its export sales are denominated in U.S. dollars. Demand for wood products is largely driven by housing and remodeling activity in Australia and New Zealand.

International Paper's results shown below for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects:

1. Carter Holt Harvey's earnings include only our share of Carter Holt Harvey's operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey's sales.

2. Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars. The weighted average currency exchange rate used to translate New Zealand dollars to U.S. dollars was 0.58 in 2003,
     0.47 in 2002 and 0.41 in 2001.

3. Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. The major differences in standards relate to cost of timber harvested (COTH), goodwill amortization, recognition of asset impairment losses, depreciation and financial instruments. These differences reduced segment earnings by approximately $9 million in 2003, $24 million in 2002 and $30 million in 2001. In addition, Carter Holt Harvey recorded a $533 million impairment charge in 2003 to write down its forestlands that was not recordable under generally accepted accounting principles in the United States.

Carter Holt Harvey

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $2,250   $1,910   $1,710
Operating Profit                                        $   58   $   56   $   13

Carter Holt Harvey's 2003 U.S. dollar net sales and operating profits were higher than in 2002 due solely to the translation effect of the stronger New Zealand dollar. In New Zealand dollars, total sales and operating profits declined 6% and 8%, respectively, compared to 2002 levels, reflecting the effect of the strike at the Kinleith mill in early 2003 and difficult trading conditions in the forest and wood export markets.

Forests' operating results in 2003 were lower than 2002 primarily due to lower export and domestic log prices, reflecting a stronger New Zealand dollar and higher freight costs. Harvest levels were reduced in 2003 as a result of these lower prices. The Wood Products business reported improved sales volumes compared with 2002 as residential housing markets in Australia and New Zealand continued to strengthen.

The Pulp and Paper business earnings improved in 2003 despite the three-month labor strike at the Kinleith mill reflecting higher average prices compared with 2002. Higher earnings in the Packaging business resulted from successful margin improvement and business restructuring programs. The Tissue business's 2003 operating results were about even with 2002 as the effect of lower sales volumes was largely offset by cost reduction efforts.

The outlook for operating results in 2004 is mixed. Housing and construction activity in Australia and New Zealand is expected to remain steady after reaching peak volumes during 2003, resulting in stable demand for domestic log and lumber volumes in New Zealand and Australia. The Company has also continued to build on its hedging position for 2004 with projected U.S. dollar exposures at around 63% hedged at a rate of U.S. $0.49. The Company continues to maintain additional U.S. dollar strategic hedges to 2007. Export earnings will continue to be adversely affected by a strong New Zealand dollar somewhat offset by improved pricing for linerboard and pulp. Operational improvements are expected across all businesses.

Specialty Businesses and Other

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, Industrial Papers and divested businesses whose results are included in this segment for periods prior to their sale.

Specialty Businesses and Other

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Sales                                                   $1,305   $1,535   $2,325
Operating Profit                                        $   52   $   51   $   52

Chemicals sales were $625 million in 2003, compared with $595 million in 2002 and $566 million in 2001. Operating profits in 2003 were 28% and 20% higher than 2002 and 2001, respectively, as the impact of manufacturing and overhead cost reduction efforts more than offset increased energy costs and lower average prices compared with 2002.

Industrial Papers sales were $437 million in 2003 compared with sales of $436 million in 2002 and $451 million in 2001. Operating profits in 2003 were down 10% from 2002 but were up 45% from 2001. Higher raw material costs and unfavorable product mix partially offset by higher average prices contributed to the decline in operating profits in 2003.

Other businesses in the above totals include operations that have been sold, closed, or are held for sale, principally Masonite, the oil and gas and mineral royalty business, Decorative Products, Zanders, Flexible Packaging, Retail Packaging, and the Natchez Chemical Cellulose Pulp mill. Sales for these businesses were approximately $245 million in 2003 (mainly Decorative Products and the Chemical Cellulose Pulp mill) compared with $500 million in 2002 and $1.3 billion in 2001.

Liquidity and Capital Resources

Overview

A major factor in International Paper's liquidity and capital resource planning is its generation of operating cash flow, which in turn is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy, do have an effect on operating cash generation, we believe that our strong focus on cost controls has reduced the variability of our controllable costs over an operating cycle. As a result, we believe that we are well positioned for a strong increase in future operating cash flows as the current low average price levels for our products improve with stronger worldwide economic conditions.

As part of the program to improve International Paper's return on investment, capital spending levels have been focused on high-return, cost reduction and key maintenance projects in our core businesses, and kept well below depreciation and amortization charges for each of the last three years. We anticipate continuing this approach in 2004.

With the low interest rate environment in 2003, financing activities focused largely on extending the maturities of short-term borrowings and reducing future interest costs through the refinancing of high coupon rate borrowings. Additionally, we strengthened our liquidity position, extending the maturity of our $1.5 billion credit facility to 2006 and increasing our receivables securitization program to $650 million. We also have an existing $750 million credit agreement maturing in 2004 that we are in the process of restructuring and extending. We believe these facilities are adequate to meet any future short-term liquidity requirements.

Management believes it is important for International Paper to maintain an investment-grade credit rating in order to facilitate access to favorable terms in the capital markets.

Cash Provided by Operations

Cash provided by operations totaled $1.8 billion for 2003, compared with $2.1 billion in 2002 and $1.7 billion in 2001. The major components of cash provided by operations are net income adjusted for non-cash income and expense items and changes in working capital. Net income adjusted for non-cash income and expense items increased $108 million in 2003 compared with 2002. The increase for 2002 over 2001 was $291 million.

Working capital, representing International Paper's investments in accounts receivable and inventory less accounts payable and accrued liabilities, was $2.5 billion at December 31, 2003. Cash working capital components increased by $12 million in 2003, compared with a $368 million decrease in 2002 and a $279 million decrease in 2001.

Investment Activities

Capital spending was $1.2 billion in 2003, or 71% of depreciation and amortization as compared to $1.0 billion, or 64% of depreciation and amortization in 2002, and $1.0 billion, or 56% of depreciation and amortization in 2001.

The following table presents capital spending by each of our business segments for the years ended December 31, 2003, 2002 and 2001.

--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Printing Papers                                         $  524   $  399   $  374
Industrial and Consumer Packaging                          269      249      246
Distribution                                                12        5       16
Forest Products                                            164      127      175
Carter Holt Harvey                                         101       69       85
Specialty Businesses and Other                              35       71       82
                                                        ------   ------   ------
Subtotal                                                 1,105      920      978
Corporate and other                                         61       89       71
                                                        ------   ------   ------
Total                                                   $1,166   $1,009   $1,049
                                                        ======   ======   ======

We expect capital expenditures in 2004 to be about $1.3 billion, or about 80% of depreciation and amortization.

Mergers and Acquisitions

In December 2002, Carter Holt Harvey acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania, for $28 million in cash.

In April 2001, Carter Holt Harvey acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

Each of the above acquisitions were accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

Financing Activities

Financing activities during 2003 included debt and preferred security issuances of $2.4 billion and retirements totaling $1.4 billion for a net increase of $1.0 billion, before non-cash adjustments under FIN 46 (see Recent Accounting Developments). The increase reflects the timing of $1 billion of borrowings in December 2003 to be used to retire approximately $1 billion of higher coupon rate debt in January 2004. Other 2003 financing activity included the redemption of $550 million and the issuance of $150 million of preferred securities of International Paper subsidiaries.

In December 2003, $500 million of 4.25% Senior Unsecured Notes due January 15, 2009, and $500 million of 5.50% Senior Unsecured Notes due January 15, 2014, were issued. In January 2004, the proceeds from these issuances were used to redeem $805 million of 7.875% preferred securities of International Paper Capital Trust III, that prior to July 1, 2003, was a subsidiary of International Paper (see Notes 4, 8 and 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The remaining proceeds were used for the repayment or early retirement of other debt.

In March 2003, $300 million of 3.80% notes due April 1, 2008, and $700 million of 5.30% notes due April 1, 2015, were issued. The proceeds from these notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper. In the same period, International Paper sold a minority interest in Southeast Timber, Inc., a consolidated subsidiary of International Paper, to a private investor for $150 million with future dividend payments based on LIBOR. Other financing activity included $26 million for the repurchase of approximately 713,000 shares of International Paper common stock, and the issuance of 2,725,000 treasury shares under various incentive plans, including stock option exercises that generated $80 million of cash.

Financing activities during 2002 included debt issuances of $2.0 billion and retirements of $3.0 billion, for a net debt reduction of $1.0 billion. Debt issuances in 2002 included $1.2 billion of 5.85% Senior Unsecured Notes due October 30, 2012, the proceeds of which were used to retire most of International Paper's $1.2 billion of 8.0% notes due July 2003 that were issued in connection with the Champion acquisition. Other financing activity included $169 million for the repurchase of approximately 4,390,000 shares of International Paper common stock, and the issuance of 1,403,000 shares for various incentive plans, including stock option exercises that generated $53 million of cash.

Financing activities during 2001 included a net debt reduction of $1.4 billion, primarily from proceeds from divestitures. Debt issuances in 2001 included $1.0 billion of 6.75% Senior Unsecured Notes due September 1, 2011, and $2.1 billion of zero-coupon Convertible Senior Debentures due June 20, 2021, which yielded proceeds of approximately $1.0 billion. Other financing activity included $64 million for the repurchase of approximately 1,730,000 shares of International Paper common stock and the issuance of 1,727,000 shares for various incentive plans, including stock option exercises that generated $25 million of cash.

Refinancing of high coupon rate debt in the last three years is one means the Company uses to manage interest expense. Another action to manage interest is the use of interest rate swaps to change the mix between fixed and variable rate debt. At December 31, 2003, International Paper had entered into interest rate swaps with a total notional amount of $2.1 billion. These swaps reduced 2003 interest expense by $77 million before taxes and minority interest, or 365 basis points, on $2 billion of related debt. At December 31, 2003, the swaps reduce the weighted average fixed rate on the debt of 7% to an effective rate of 3.3% with maturities ranging from one to 11 years.

Dividend payments totaled $480 million in 2003 and $482 million in both 2002 and 2001. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

At December 31, 2003 and 2002, cash and temporary investments totaled $2.4 billion and $1.1 billion, respectively, with the increase in 2003 reflecting funds borrowed in December to retire debt in January 2004.

Capital Resources Outlook for 2004

International Paper can meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2004 through cash from operations and various sources of short- and long-term borrowings. International Paper has approximately $3.1 billion of committed liquidity, which we believe is adequate to cover expected operating cash flow variability during our industry's economic cycles.

The Company will continue to rely upon debt capital markets for the majority of any necessary funding not provided by operating cash flow. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company's capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. In 2004, the Company will continue to access the capital markets where there are opportunities to replace high coupon debt with new financing instruments at lower interest rates.

Maintaining an investment grade credit rating is an important element of International Paper's financing strategy. At December 31, 2003, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (stable outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively.

In the third quarter of 2003, in connection with a Forest Products industry review, Standard & Poor's changed the outlook for International Paper's long-term credit rating from BBB (stable outlook) to BBB (negative outlook). This change in long-term credit rating did not have a significant effect on our ability to raise long-term capital as evidenced by the $1.0 billion in long-term debt issued in December 2003 and discussed above. At the same time, the Standard & Poor's short-term rating was downgraded to A-3.

The change in the short-term ratings excludes International Paper from the largest investor segment of the commercial paper market. At the time of the downgrade, and at December 31, 2003, International Paper had no commercial paper outstanding. The Company has committed credit facility alternatives for working capital funding. Availability of these facilities is not affected by the change of our short-term ratings. International Paper's facilities include a $750 million committed bank Revolving Credit Facility which expires March 2004, a $1.5 billion committed bank Revolving Credit Facility which was put in place in March 2003 and expires March 2006, and a $650 million asset-backed accounts receivable securitization facility that expires in December 2004. The Company intends to restructure and extend the $750 million Revolving Credit Facility that expires in March 2004 with a new multi-year facility. At December 31, 2003, the Revolving Credit Facilities and the receivables securitization facility were unused. Additionally, at CHH, there is a $222 million Multi-Currency Credit Facility put in place by CHH to support its commercial paper program, maturing in two tranches, 2005 and 2007.

In 2003, approximately $1.7 billion of long-term debt with a weighted average coupon rate of 6% and maturities ranging from four to 35 years was replaced during 2003 with debt having a weighted average coupon rate of 4.8% and maturing in four to 11 years.

International Paper has approximately $2.5 billion of debt, including the $1 billion of debt retired in January and $300 million of debt at Carter Holt Harvey, scheduled for refinancing or repayment in 2004. We intend to meet these obligations with a combination of cash from operations and refinancing.

In addition, the holders of International Paper's zero-coupon convertible debt have the option to require the Company to repurchase these securities on June 20, 2004, at a price equal to the accreted principal amount of $1.1 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company's option, in an amount equal to 53% of each debenture's principal amount at maturity. We anticipate using a combination of cash from operations and new debt issuances to retire and refinance maturing debt balances and the potential repurchase of the convertible debt issuance.

Contractual obligations for future payments under existing debt and lease commitments at December 31, 2003, were as follows:

--------------------------------------------------------------------------------
In millions                   2004     2005     2006    2007   2008   Thereafter
--------------------------------------------------------------------------------
Total debt                   $2,087   $1,239   $2,150   $556   $342     $9,163
Lease obligations               187      155      121    102     86        260
Purchase obligations            293      204      152    129    122        112
                             ------   ------   ------   ----   ----     ------
Total                        $2,567   $1,598   $2,423   $787   $550     $9,535
                             ======   ======   ======   ====   ====     ======

Total debt obligations included in the above table reflect $1.5 billion that is scheduled for maturity in 2004 as maturing in 2006 since International Paper has the intent and ability to renew or convert these obligations through 2006 under an existing credit agreement. Purchase obligations represent contractual agreements to purchase goods or services that are not cancellable without penalty.

Funding requirements for pension and postretirement plans are discussed in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Disclosures.

The majority of International Paper's debt is accessed through global public capital markets where we have a wide base of investors. The Company was well within the requirements for compliance with all its debt covenants at December 31, 2003. Principal financial covenants include maintenance of a minimum net worth, as defined, of $9 billion and a maximum total debt to capital ratio, as defined, of 60%.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, "Accounting for Contingencies," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as amended by SFAS No. 132 and 132(R), "Employers' Disclosures About Pension and Other Postretirement Benefits," and SFAS No. 109, "Accounting for Income Taxes." The following is a discussion of the impact of these accounting policies on International Paper:

Contingent Liabilities. Accruals for contingent liabilities, including legal and environmental matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reserves for projected future claims settlements relating to exterior siding products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. International Paper utilizes independent third parties to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

Impairment of Long-Lived Assets and Goodwill. An impairment of a long-lived asset exists when the asset's carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

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

Significant Accounting Estimates

Pension and Postretirement Benefit Accounting. The calculations of pension and postretirement benefit obligations and expenses require decisions about a number of key assumptions that can significantly affect liability and expense amounts, including the expected long-term rate of return on plan assets, the discount rate used to calculate plan liabilities, the projected rate of future compensation increases and health care cost trend rates.

Benefit obligations and fair values of plan assets as of December 31, 2003, for International Paper's pension and postretirement plans are as follows:

--------------------------------------------------------------------------------
                                                        Benefit    Fair Value of
In millions                                           Obligation    Plan Assets
--------------------------------------------------------------------------------
U.S. qualified pension                                  $7,623        $6,436
U.S. nonqualified pension                                  276            --
U.S. postretirement                                      1,000            --
Non-U.S. pension                                           587           423
Non-U.S. postretirement                                     43            --

The table below shows the assumptions that were used by International Paper to calculate U.S. pension expenses for the years shown:

--------------------------------------------------------------------------------
                                                            2003   2002    2001
--------------------------------------------------------------------------------
Discount rate                                               6.50%  7.25%   7.50%
Expected long-term return on
   plan assets                                              8.75%  9.25%  10.00%
Rate of compensation increase                               3.75%  4.50%   4.75%

Additionally, the following assumptions, including health care cost trend rates, were used in the calculation of U.S. postretirement expenses for the years shown:

--------------------------------------------------------------------------------
                                                             2003   2002   2001
--------------------------------------------------------------------------------
Discount rate                                                6.38%  7.25%  7.50%
Health care cost trend rate assumed
   for next year                                             9.00%  9.00%  6.00%
Rate that the cost trend rate gradually
   declines to                                               5.00%  5.00%  5.00%
Year that the rate reaches the rate
   it is assumed to remain                                   2007   2006   2003

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows.

The expected long-term rate of return reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study that meets the plans' investment objectives. Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2004 pension expense by approximately $17 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $17 million. The effect of net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $4 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

-----------------------------
Year   Return   Year   Return
-----------------------------
2003   26.0%    1998    10.0%
2002   (6.7)%   1997    17.2%
2001   (2.4)%   1996    13.3%
2000   (1.4)%   1995    19.9%
1999   21.4%    1994     0.7%

The following chart, prepared by International Paper, illustrates the quarterly performance ranking of our pension fund investments compared with approximately 100 other corporate and public pension funds. The peer group, of which International Paper is one, is the "State Street Corporate and Public Master Trusts Universe."

                                  Pension Fund
                    Rolling Three-Year Performance vs. Peers

                                  [LINE CHART]

                     Percentile ranking (100% equals best)

                -----------
                3-Year Rank
                -----------
1Q98                 29
2Q98                 15
3Q98                 18
4Q98                 16
1Q99                 17
2Q99                 30
3Q99                 21
4Q99                 54
1Q00                 47
2Q00                 16
3Q00                 10
4Q00                 49
1Q01                 45
2Q01                 74
3Q01                 67
4Q01                 85
1Q02                 87
2Q02                 84
3Q02                 71
4Q02                 72
1Q03                 77
2Q03                 83
3Q03                 84
4Q03                 93


SFAS No. 87, "Employers' Accounting for Pensions," provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 15 years) to the extent that they are not offset by gains and losses in subsequent years. At December 31, 2003, unrecognized net actuarial losses for International Paper's U.S. pension plans totaled approximately $2.6 billion, principally reflecting declines in the fair value of plan assets and discount rates during 2000-2002, offset somewhat by gains from stronger than projected asset returns in 2003. While actual future amortization charges will be affected by future gains/losses, amortization of cumulative unrecognized losses as of December 31, 2003, is expected to increase U.S. pension expense by approximately $30 million in 2004, $20 million in 2005, and $10 million in 2006.

Net periodic pension and postretirement plan expense (income), calculated for International Paper's U.S. plans using the assumptions above were as follows:

--------------------------------------------------------------------------------
In millions                                                 2003   2002    2001
--------------------------------------------------------------------------------
Pension expense (income) - U.S. plans
   (non-cash) (a)                                           $ 60   $(75)  $(141)
Pension expense - Non-U.S. plans                              39     26      19
Postretirement benefit cost - U.S. plans (a)                  55     59      56
Postretirement benefit cost - non-U.S. plans                   5      2      --
                                                            ----   ----   -----
Net expense (income)                                        $159   $ 12   $ (66)
                                                            ====   ====   =====

(a) Excludes $10.9 million, $0.7 million and $66.0 million of expense in 2003, 2002 and 2001, respectively, for curtailments, settlements and special termination benefits related to divestitures and restructurings that were recorded in Restructuring and other charges and Net (gains) losses on sales and impairments of businesses held for sale in the consolidated statement of earnings.

The change in 2003 to net pension expense from income in 2002 for U.S. plans was principally due to a reduction in the expected long-term rate of return on plan assets and an increase in the amortization of unrecognized actuarial losses, with smaller impacts from reductions in the assumed discount rate and the assumed rate of future compensation increase. The decrease in pension income for U.S. plans in 2002 was principally due to reductions in the expected long-term rate of return on plan assets and reductions in the assumed discount rate and in the assumed rate of future compensation increase.

For 2004, net pension expense is expected to increase by approximately $46 million, principally reflecting the $30 million increase in amortization of unrecognized actuarial losses discussed above, and approximately $16 million from a decrease in the assumed discount rate to 6.00% in 2004 from 6.50% in 2003.

The market value of plan assets for International Paper's U.S. plan at December 31, 2003, totaled approximately $6.4 billion, consisting of approximately 62% equity securities, 27% fixed income securities and 11% real estate and other assets. Plan assets did not include International Paper common stock.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan in the coming years, it is unlikely that any minimum contributions to the plan will be required before at least 2006 unless interest rates decline below current levels or investment performance is significantly below projections. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $46 million in 2004.

At December 31, 2002, the market value of plan assets was less than the accumulated benefit obligation (ABO) for International Paper's U.S. qualified pension plan. As a result, as required under U.S. Generally Accepted Accounting Principles, a prepaid benefit cost of approximately $1.7 billion at December 31, 2002, was reversed, and an additional minimum liability of approximately $2.7 billion was established, by an after-tax charge of approximately $1.5 billion to Accumulated other comprehensive income (OCI) with no impact on earnings or cash flow. This reduction of Shareholders' equity had no adverse effect on International Paper's debt covenants.

At December 31, 2003, the strong actual return on plan assets in 2003 had increased the market value of plan assets by more than the increase in the ABO, resulting in a decrease since December 31, 2002 in the required additional minimum pension liability. As a result, an after-tax credit to OCI of $163 million (an increase in Shareholders' equity) was recognized at December 31, 2003.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related service period. Had this method of accounting been applied, additional expense of $44 million in 2003, $41 million in 2002 and $53 million in 2001 would have been recorded, decreasing reported earnings per share by 14% to $.54 in 2003, 5% to ($1.92) in 2002 and 4% to ($2.60) in 2001.

At December 31, 2003, 42.8 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share. At December 31, 2002, 37.2 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share.

Income Taxes

Before minority interest, extraordinary items and the cumulative effect of accounting changes, the effective income tax rates were (27%), (15%) and 21% for 2003, 2002 and 2001, respectively. These effective tax rates include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2003 was 22% of pre-tax earnings compared with 29% in 2002 and 28% in 2001. The decrease in the rate in 2003 reflects a higher proportion of taxable income in jurisdictions having a lower tax rate. The effective income tax rates were less than the U.S. federal statutory tax rate primarily because of this geographic mix of taxable earnings and the impact of tax credits. We estimate that the 2004 effective income tax rate will be approximately 31% based on expected earnings and business conditions, which are subject to change.

Recent Accounting Developments

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation changed existing consolidation rules for certain entities, those in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance the entity's activities without additional subordinated financial support.

The interpretation applied immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. International Paper neither entered into nor obtained an interest in any VIE's after January 31, 2003. For VIE's created before February 1, 2003, this interpretation was effective for the first reporting period ending after December 15, 2003, although early application of the provisions of this interpretation was allowed. During December 2003, the FASB issued a revision to FIN 46 (FIN 46(R)) with varying effective dates. International Paper applied FIN 46(R) to its variable interest entities as of December 31, 2003.

As a result of the application of the provisions of FIN 46(R) during 2003, four entities that were required to be consolidated under prior accounting rules were deconsolidated, and one previously unconsolidated entity was consolidated, at December 31, 2003.

The cumulative effect of adoption of FIN 46(R) amounted to a $3 million charge after taxes. As a result of this adoption, certain preferred securities were replaced by debt obligations, and $44 million was recorded as interest expense in the last half of 2003, replacing preferred dividends that would have been recorded as minority interest expense.

The following table summarizes increases (decreases) in the 2003 consolidated balance sheet captions resulting from the application of FIN 46(R). The primary changes are a decrease in Mandatorily redeemable preferred securities of approximately $1.3 billion and an increase in debt of $1.0 billion.

--------------------------------------------------------------------------------
In millions                                                               Total
--------------------------------------------------------------------------------
Assets
   Plants, Properties and Equipment, net                                 $    50
   Investments                                                               505
   Deferred Charges and Other Assets                                        (895)
                                                                         -------
Total Assets                                                             $  (340)
                                                                         =======

Liabilities
   Current Maturities of Long-Term Debt                                  $   830
   Long-Term Debt                                                            155
   Minority Interest                                                         (70)
   Mandatorily Redeemable Preferred Securities                            (1,255)
                                                                         -------
Total Liabilities                                                        $  (340)
                                                                         =======

See Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for a detailed discussion of FIN 46(R).

Financial Instruments With Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. International Paper adopted this standard during the third quarter ended September 30, 2003, with no material effect on the Company's financial position or results of operations.

Costs Associated With Exit or Disposal Activities:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement changed the measurement and timing of recognition for exit costs, including restructuring charges, and was effective for activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. It had no effect on charges recorded for exit activities begun prior to December 31, 2002. International Paper adopted this standard effective January 1, 2003, with no material effect on the Company's financial position or results of operations.

Impairment and Disposal of Long-Lived Assets:

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It established a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadened the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

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

International Paper adopted SFAS No. 143 effective January 1, 2003, recording a discounted liability of $22 million, an increase in Property, plant and equipment, net, of $7 million, and a one-time cumulative effect charge of $10 million (net of a deferred tax benefit of $5 million). The pro forma effects on earnings (loss) before extraordinary items and cumulative effect of accounting changes, and net earnings, for the years ended December 31, 2002 and 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share.

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

The initial test compared the fair value of each of International Paper's business reporting units having recorded goodwill balances with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows for all business reporting units except Carter Holt Harvey, where the average quoted market price for Carter Holt Harvey shares was used. Where the carrying amount exceeded fair value, additional testing was performed for possible goodwill impairment. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and outside appraised values for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. Where this implied goodwill value was less than the goodwill book value of the business reporting unit, an impairment charge was recorded.

Based on testing completed in the fourth quarter of 2002, a transitional goodwill impairment loss was recorded for the Industrial and Consumer Packaging, Carter Holt Harvey and Printing Papers business segments totaling $1.2 billion. This charge had no impact on cash flow.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow.

The following table shows net earnings (loss) for the years ended December 31, 2003 and 2002, and pro forma net earnings (loss) for the year ended December 31, 2001, exclusive of goodwill amortization.

-------------------------------------------------------------------------------
In millions, for years ended December 31                2003    2002      2001
-------------------------------------------------------------------------------
Net earnings (loss)                                    $ 302   $ (880)  $(1,204)
Add back: Goodwill amortization                           --       --       201
                                                       -----   ------   -------
Adjusted net earnings (loss)                           $ 302   $ (880)  $(1,003)
                                                       =====   ======   =======

Basic and Diluted Earnings (Loss)
   Per Common Share:
Net earnings (loss)                                    $0.63   $(1.83)  $ (2.50)
Goodwill amortization                                     --       --      0.42
                                                       -----   ------   -------
Adjusted net earnings (loss)                           $0.63   $(1.83)  $ (2.08)
                                                       =====   ======   =======

Derivatives and Hedging:

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149. The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes in OCI. The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease in OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

Litigation Issues

Environmental Matters

International Paper is subject to extensive U. S. federal and state environmental regulation as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $88 million was spent in 2003 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $116 million in 2004 for similar capital projects, including the costs to comply with the Environmental Protection Agency's (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2005 is approximately $181 million, and during the year 2006 is approximately $149 million.

On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2006. The projected costs included in our estimate related to the Cluster Rule regulations for the year 2004 are $57 million. Included in this estimate are costs associated with pulp and paper industry combustion source standards that were issued by the EPA on January 12, 2001. Total projected Cluster Rule costs for 2005 through 2006 are $192 million.

In 2004, the EPA is expected to issue new standards for industrial boiler hazardous air emission controls. The costs to comply with this new rule are estimated to be $56 million from 2004 through 2006.

The EPA is continuing development of new programs and standards such as additional wastewater discharge allocations and water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

International Paper has been named as a potentially liable party in a number of environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Related costs are recorded in the financial statements when they are probable and reasonably estimable. As of December 31, 2003, these liabilities totaled approximately $25 million. In addition to CERCLA, other remediation costs recorded as liabilities in the balance sheet totaled approximately $73 million. Completion of these actions is not expected to have a material adverse effect on our financial condition or results of operations. A discussion of CERCLA proceedings can be found below.

In February 2000, the Town of Lyman, South Carolina issued an administrative order alleging past violations of a wastewater pretreatment permit at the former Union Camp folding carton facility in Spartanburg, South Carolina. International Paper has satisfied the terms of the order and in March 2003, agreed to resolve the matter for a payment of $400,000 for past wastewater treatment fees and other expenses allegedly incurred by the Town of Lyman.

In connection with the EPA's well-publicized PSD air permit enforcement initiative against the paper industry, the EPA has issued requests for information related to air permit compliance to five International Paper mills. As of February 2004, none of these requests for information has resulted in enforcement actions.

In March 2003, the EPA notified the Company that it intends to initiate an enforcement action alleging hazardous waste deficiencies at the Company's treated pole facility in Joplin, Missouri. On October 10, 2003, the Company was served with a civil administrative complaint seeking a civil penalty of $673,969. The Company and the EPA are pursuing settlement discussions.

As of February 2004, there were no other pending judicial proceedings, brought by government authorities against International Paper, for alleged violations of applicable environmental laws or regulations. International Paper is engaged in various other proceedings that arise under applicable environmental and safety laws or regulations, including approximately 117 active proceedings under CERCLA and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, International Paper believes that it has no, or de minimis, liability with respect to 20 of these sites; that liability is not likely to be significant at 55 sites; and that estimates of liability at the other 42 sites is likely to be significant, but not material to International Paper's consolidated financial position or results of operations. International Paper believes that the probable liability associated with all of the CERCLA proceedings is approximately $57 million.

Litigation

See Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for a detailed discussion of each of the following litigation matters.

Exterior Siding and Roofing Litigation: Three nationwide class action lawsuits filed against International Paper have been settled in recent years. Provisions of $225 million and $450 million were recorded in 2001 and 2002, respectively, to increase existing reserve balances to projected settlement amounts. At December 31, 2003, reserves for these actions totaled $387 million.

Insurance Matters: In connection with one of the exterior siding and roofing actions above, International Paper commenced a lawsuit against certain insurance carriers relating to their refusal to indemnify International Paper and, in the case of one insurance carrier, also for its refusal to provide a defense. In July 2003, a jury determined that $383 million of International Paper's payments to settle these claims are covered by its insurance policies. International Paper is engaged in further court proceedings to determine each carrier's allocable share. International Paper is also participating in court-ordered mediation with a number of these insurance carriers.

In addition, International Paper was involved in a dispute with a third party regarding $100 million of payments made to International Paper under an alternative risk-transfer agreement. In February 2004, an agreement was reached whereby International Paper agreed to pay the third party a portion of future insurance proceeds as they are recovered by International Paper beginning in 2004, up to a maximum of $95 million.

Antitrust Matters: In 1999, two lawsuits were filed in federal court against International Paper and other manufacturers of linerboard alleging that they conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993 through November 30, 1995. International Paper settled these claims (along with claims brought against Union Camp) in 2003 for $24.4 million.

In 2000, direct and indirect purchasers of high-pressure laminates (HPL) filed various suits in federal and state court alleging that HPL manufacturers conspired to fix prices. A class was certified in the consolidated federal case in 2003, while the state cases have been stayed.

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

Foreign Currency Effects

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on the Company's financial statements. Direct impacts include the translation of international operations' local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Canadian dollar, the New Zealand dollar, the Brazilian real, the Polish zloty and the Russian ruble.

Market Risk

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper's debt obligations is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

The fair value of our debt and other financial instruments varies due to changes in market interest and foreign currency rates and commodity prices since the inception of the related intruments. We assess this market risk utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates and commodity prices.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2003, are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was immaterial.

We issue fixed and floating rate debt in a proportion consistent with International Paper's optimal capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement the optimal capital structure. At December 31, 2003 and 2002, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $11.8 billion and $10.2 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $430 million and $325 million for 2003 and 2002, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts are currently used to manage risks associated with market fluctuations in energy prices. At December 31, 2003 and 2002, the net fair value of such contracts was a $5 million asset and an $18 million asset, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be immaterial for both 2003 and 2002.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation's functional currency, or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. At December 31, 2003 and 2002, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $540 million and $570 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be immaterial for both 2003 and 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 30 and under Item 8. Financial Statements and Supplementary Data in Note 13 on pages 64 and 65.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information by Industry Segment and Geographic Area

For information about our industry segments, see the "Description of Industry Segments" included on pages 14 through 16 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Capital Spending by Industry Segment is reported on page 21 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INFORMATION BY INDUSTRY SEGMENT

Net Sales
-------------------------------------------------------------------------------
In millions                                           2003      2002      2001
-------------------------------------------------------------------------------
Printing Papers                                     $ 7,555   $ 7,510   $ 7,815
Industrial and Consumer Packaging                     6,200     6,095     6,280
Distribution                                          6,230     6,345     6,790
Forest Products                                       3,025     3,090     2,855
Carter Holt Harvey                                    2,250     1,910     1,710
Specialty Businesses and Other (a)                    1,305     1,535     2,325
Corporate and Intersegment Sales                     (1,386)   (1,509)   (1,412)
                                                    -------   -------   -------
Net Sales                                           $25,179   $24,976   $26,363
                                                    =======   =======   =======

Assets
-------------------------------------------------------------------------------
In millions                                           2003      2002      2001
-------------------------------------------------------------------------------
Printing Papers                                     $ 9,236   $ 9,260   $ 9,742
Industrial and Consumer Packaging                     6,273     6,244     7,338
Distribution                                          1,521     1,691     1,662
Forest Products                                       4,181     4,307     5,106
Carter Holt Harvey                                    4,155     3,442     3,295
Specialty Businesses and Other (a)                      788       760       676
Corporate                                             9,371     8,088     9,358
                                                    -------   -------   -------
Assets                                              $35,525   $33,792   $37,177
                                                    =======   =======   =======

Operating Profit
-------------------------------------------------------------------------------
In millions                                            2003     2002      2001
-------------------------------------------------------------------------------
Printing Papers                                       $  451   $  519   $   538
Industrial and Consumer Packaging                        417      517       508
Distribution                                              82       92        21
Forest Products                                          741      700       655
Carter Holt Harvey                                        58       56        13
Specialty Businesses and Other (a)                        52       51        52
                                                      ------   ------   -------
Operating Profit                                       1,801    1,935     1,787
Interest expense, net                                   (766)    (783)     (929)
Minority interest (b)                                     67       58        17
Corporate items, net                                    (466)    (253)     (369)
   Merger integration costs                               --       --       (42)
   Restructuring and other charges                      (298)    (695)   (1,117)
   Reversals of reserves no longer required               40       68        17
   Net gains (losses) on sales and impairments of
      businesses held for sale                           (32)      41      (629)
                                                      ------   ------   -------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                       $  346   $  371   $(1,265)
                                                      ======   ======   =======

Restructuring and Other Charges
--------------------------------------------------------------------------------
In millions                                                 2003   2002    2001
--------------------------------------------------------------------------------
Printing Papers                                             $ 26   $ 85   $  185
Industrial and Consumer Packaging                             30     31      534
Distribution                                                   7     13       46
Forest Products                                               31     12       34
Carter Holt Harvey                                            12     28       10
Specialty Businesses and Other (a)                            69     19        8
Corporate                                                    123    507      300
                                                            ----   ----   ------
Restructuring and Other Charges                             $298   $695   $1,117
                                                            ====   ====   ======

Depreciation and Amortization (c)
--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Printing Papers                                         $  703   $  684   $  716
Industrial and Consumer Packaging                          387      385      424
Distribution                                                17       18       31
Forest Products                                            181      170      214
Carter Holt Harvey                                         213      197      194
Specialty Businesses and Other (a)                          31       22       39
Corporate                                                  112      111      252
                                                        ------   ------   ------
Depreciation and Amortization                           $1,644   $1,587   $1,870
                                                        ======   ======   ======

External Sales by Major Product
--------------------------------------------------------------------------------
In millions                                            2003      2002      2001
--------------------------------------------------------------------------------
Printing Papers                                      $ 7,052   $ 6,668   $ 7,042
Industrial and Consumer Packaging                      6,895     6,852     7,263
Distribution                                           6,191     6,519     6,961
Forest Products                                        4,305     4,160     4,297
Other (d)                                                736       777       800
                                                     -------   -------   -------
Net Sales                                            $25,179   $24,976   $26,363
                                                     =======   =======   =======

INFORMATION BY GEOGRAPHIC AREA

Net Sales (e)
--------------------------------------------------------------------------------
In millions                                            2003      2002      2001
--------------------------------------------------------------------------------
United States (f)                                    $18,187   $18,795   $20,555
Europe                                                 2,928     2,636     2,630
Pacific Rim (g)                                        2,458     2,104     1,888
Americas, other than U.S.                              1,606     1,441     1,290
                                                     -------   -------   -------
Net Sales                                            $25,179   $24,976   $26,363
                                                     =======   =======   =======

European Sales by Industry Segment
--------------------------------------------------------------------------------
In millions                                              2003     2002     2001
--------------------------------------------------------------------------------
Printing Papers                                         $1,291   $1,152   $1,110
Industrial and Consumer Packaging                          790      677      694
Distribution                                               376      374      353
Specialty Businesses and Other (a)                         471      433      473
                                                        ------   ------   ------
European Sales                                          $2,928   $2,636   $2,630
                                                        ======   ======   ======

Long-Lived Assets (h)
--------------------------------------------------------------------------------
In millions                                            2003      2002      2001
--------------------------------------------------------------------------------
United States                                        $12,102   $12,630   $13,627
Europe                                                 1,334     1,206     1,179
Pacific Rim (g)                                        3,144     2,654     2,325
Americas, other than U.S.                              1,457     1,215     1,447
Corporate                                                307       308       235
                                                     -------   -------   -------
Long-Lived Assets                                    $18,344   $18,013   $18,813
                                                     =======   =======   =======

(a) Includes Arizona Chemical, Chemical Cellulose Pulp and Industrial Papers. Also included are certain other smaller businesses identified in the Company's divestiture program.

(b) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes.

(c)  Includes cost of timber harvested.

(d)  Includes sales of products not included in our major product lines.

(e)  Net sales are attributed to countries based on location of seller.

(f) Export sales to unaffiliated customers (in billions) were $1.4 in 2003, $1.3 in 2002 and $1.3 in 2001.

(g) Operations in New Zealand and Australia account for most of the Pacific Rim amounts.

(h) Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

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

International Paper maintains a system of internal accounting and disclosure controls designed to provide reasonable assurance: (a) that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded; and (b) that information required to be disclosed by us in reports filed with the Securities and Exchange Commission
(SEC) is recorded, processed, summarized and reported on a timely basis. We have formed a Disclosure Committee to oversee this process. We believe that these controls are effective and have completed all the certifications required by the Sarbanes-Oxley Act of 2002 and SEC regulations.

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors management's administration of International Paper's financial and accounting policies and practices, and the preparation of these financial statements. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, the independent auditors and the Internal Auditor to review their activities. The Committee's Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. A copy of the charter is available on our internet Web site at www.internationalpaper.com, or may be obtained from the Corporate Secretary at our corporate headquarters. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2003, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee's report recommending the inclusion of such financial statements in this Annual Report on Form 10-K is set forth in our Proxy Statement.

The independent auditors and the Internal Auditor both have free access to the Committee and meet regularly with the Committee, with and without management representatives in attendance.


JOHN V. FARACI
JOHN V. FARACI
Chairman and Chief Executive Officer


CHRISTOPHER P. LIDDELL
CHRISTOPHER P. LIDDELL
Senior Vice-President and Chief Financial Officer

Report of Deloitte & Touche LLP,
Independent Auditors

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheet of International Paper Company and subsidiaries as of December 31, 2003 and 2002, and the related statements of earnings, common shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of International Paper Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of International Paper Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 12, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated 2003 and 2002 financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the financial statements, International Paper Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective January 1, 2002.

As discussed above, the financial statements of International Paper Company as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (a) agreeing the previously reported earnings (loss) to the previously issued financial statements and the adjustments to reported earnings (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, and (b) testing the mathematical accuracy of the reconciliation of adjusted earnings (loss) to reported earnings (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


Deloitte & Touche LLP
NEW YORK, N.Y.
MARCH 5, 2004

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

NEW YORK, N.Y.
FEBRUARY 12, 2002

                                                     International Paper Company

CONSOLIDATED STATEMENT OF EARNINGS

In millions, except per share amounts,
for the years ended December 31                                    2003      2002      2001
============================================================================================
Net Sales                                                        $25,179   $24,976   $26,363
                                                                 -------   -------   -------
Costs and Expenses
   Cost of products sold                                          18,803    18,256    19,409
   Selling and administrative expenses                             1,980     2,046     2,279
   Depreciation, amortization and cost of timber harvested         1,644     1,587     1,870
   Distribution expenses                                           1,103     1,098     1,105
   Taxes other than payroll and income taxes                         247       249       265
   Restructuring and other charges                                   298       695     1,117
   Net (gains) losses on sales and impairments of businesses
      held for sale                                                   32       (41)      629
   Merger integration costs                                           --        --        42
                                                                 -------   -------   -------
Total Costs and Expenses                                          24,107    23,890    26,716
   Reversals of reserves no longer required, net                      40        68        17
                                                                 -------   -------   -------
Earnings (Loss) Before Interest, Income Taxes,
   Minority Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                                    1,112     1,154      (336)
   Interest expense, net                                             766       783       929
                                                                 -------   -------   -------
Earnings (Loss) Before Income Taxes, Minority
   Interest, Extraordinary Items and Cumulative
   Effect of Accounting Changes                                      346       371    (1,265)
   Income tax benefit                                                (92)      (54)     (270)
   Minority interest expense, net of taxes                           123       130       147
                                                                 -------   -------   -------
Earnings (Loss) Before Extraordinary Items and
   Cumulative Effect of Accounting Changes                           315       295    (1,142)
   Extraordinary item - Net losses on sales and impairments of
      businesses held for sale, net of taxes                          --        --       (46)
   Cumulative effect of accounting changes, net of taxes
      and minority interest:
      Asset retirement obligations                                   (10)       --        --
      Variable interest entities                                      (3)       --        --
      Transitional goodwill impairment charge                         --    (1,175)       --
      Derivatives and hedging activities                              --        --       (16)
                                                                 -------   -------   -------
Net Earnings (Loss)                                              $   302   $  (880)  $(1,204)
                                                                 =======   =======   =======
Basic and Diluted Earnings (Loss) Per Common Share
   Earnings (loss) before extraordinary items and
      cumulative effect of accounting changes                    $  0.66   $  0.61   $ (2.37)
   Extraordinary item                                                 --        --     (0.10)
   Cumulative effect of accounting changes:
      Asset retirement obligations                                 (0.02)       --        --
      Variable interest entities                                   (0.01)       --        --
      Transitional goodwill impairment charge                         --     (2.44)       --
      Derivatives and hedging activities                              --        --     (0.03)
                                                                 -------   -------   -------
   Net earnings (loss)                                           $  0.63   $ (1.83)  $ (2.50)
                                                                 =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                     International Paper Company

CONSOLIDATED BALANCE SHEET

In millions at December 31                                                                2003      2002
=========================================================================================================
Assets
Current Assets
   Cash and temporary investments                                                       $ 2,363   $ 1,074
   Accounts and notes receivable, less allowances of
      $135 in 2003 and $169 in 2002                                                       2,894     2,780
   Inventories                                                                            2,983     2,879
   Other current assets                                                                   1,097     1,005
                                                                                        -------   -------
Total Current Assets                                                                      9,337     7,738
                                                                                        -------   -------
Plants, Properties and Equipment, net                                                    14,275    14,167
Forestlands                                                                               4,069     3,846
Investments                                                                                 773       227
Goodwill                                                                                  5,341     5,307
Deferred Charges and Other Assets                                                         1,730     2,507
                                                                                        -------   -------
Total Assets                                                                            $35,525   $33,792
                                                                                        =======   =======
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt                               $ 2,087   $    --
   Accounts payable                                                                       2,294     2,014
   Accrued payroll and benefits                                                             476       523
   Other accrued liabilities                                                              1,946     2,042
                                                                                        -------   -------
Total Current Liabilities                                                                 6,803     4,579
                                                                                        -------   -------
Long-Term Debt                                                                           13,450    13,042
Deferred Income Taxes                                                                     1,598     1,765
Other Liabilities                                                                         3,637     3,778
Minority Interest                                                                         1,800     1,449
International Paper - Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiaries Holding International Paper Debentures - Note 8                           --     1,805
Commitments and Contingent Liabilities - Note 10
Common Shareholders' Equity
   Common stock, $1 par value, 2003 - 485.2 shares, 2002 - 484.8 shares                     485       485
   Paid-in capital                                                                        6,500     6,493
   Retained earnings                                                                      3,082     3,260
   Accumulated other comprehensive income (loss)                                         (1,690)   (2,645)
                                                                                        -------   -------
                                                                                          8,377     7,593
   Less: Common stock held in treasury, at cost, 2003 - 3.7 shares, 2002 - 5.7 shares       140       219
                                                                                        -------   -------
Total Common Shareholders' Equity                                                         8,237     7,374
                                                                                        -------   -------
Total Liabilities and Common Shareholders' Equity                                       $35,525   $33,792
                                                                                        =======   =======

The accompanying notes are an integral part of these financial statements.

                                                     International Paper Company

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31                      2003      2002      2001
------------------------------------------------------------------------------------------
Operating Activities
   Net earnings (loss)                                         $   302   $  (880)  $(1,204)
   Cumulative effect of accounting changes                          13     1,175        16
   Depreciation, amortization and cost of timber harvested       1,644     1,587     1,870
   Deferred income tax benefit                                    (401)     (399)     (584)
   Merger integration costs                                         --        --        42
   Restructuring and other charges                                 298       695     1,117
   Payments related to restructuring reserves, legal
      reserves and merger integration costs                       (270)     (340)     (431)
   Reversals of reserves no longer required, net                   (40)      (68)      (17)
   Net (gains) losses on sales and impairments of businesses        32       (41)      629
      held for sale
   Extraordinary items - Net losses on sales and impairments
   of businesses held for sale                                      --        --        73
   Other, net                                                      256        (3)      (76)
   Changes in current assets and liabilities
      Accounts and notes receivable                                100       127       417
      Inventories                                                   32        89       300
      Accounts payable                                             (73)      199      (289)
      Accrued liabilities                                          (55)      (42)      (56)
      Other                                                        (16)       (5)      (93)
                                                               -------   -------   -------
Cash Provided By Operations                                      1,822     2,094     1,714
                                                               -------   -------   -------
Investment Activities
   Invested in capital projects
      Ongoing businesses                                        (1,166)   (1,005)   (1,027)
      Businesses sold and held for sale                             --        (4)      (22)
   Mergers and acquisitions, net of cash acquired                   --       (28)     (150)
   Proceeds from divestitures                                       78       535     1,552
   Other                                                          (179)       22       106
                                                               -------   -------   -------
Cash (Used For) Provided By Investment Activities               (1,267)     (480)      459
                                                               -------   -------   -------
Financing Activities
   Issuance of common stock                                         80        53        25
   Issuance of debt                                              2,254     2,011     2,889
   Reduction of debt                                              (839)   (3,017)   (4,268)
   Redemption of preferred securities of a subsidiary             (550)       --        --
   Change in bank overdrafts                                       104       (33)     (171)
   Purchases of treasury stock                                     (26)     (169)      (64)
   Dividends paid                                                 (480)     (482)     (482)
   Sale of preferred securities of a subsidiary                    150        50        --
   Other                                                          (102)     (145)      (27)
                                                               -------   -------   -------
Cash Provided By (Used For) Financing Activities                   591    (1,732)   (2,098)
                                                               -------   -------   -------
Effect of Exchange Rate Changes on Cash                            143       (32)      (49)
                                                               -------   -------   -------
Change in Cash and Temporary Investments                         1,289      (150)       26
Cash and Temporary Investments
   Beginning of the year                                         1,074     1,224     1,198
                                                               -------   -------   -------
   End of the year                                             $ 2,363   $ 1,074   $ 1,224
                                                               =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                                                     International Paper Company

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
In millions, except share amounts in thousands

                                                     Common Stock
                                                        Issued
                                                   ----------------   Paid-in   Retained
                                                    Shares   Amount   Capital   Earnings
-----------------------------------------------------------------------------------------
Balance, January 1, 2001                           484,160    $484    $6,501    $ 6,308)
Issuance of stock for various plans                    121      --       (36)        --
Repurchase of stock                                     --      --        --         --
Cash dividends - Common
   stock ($1.00 per share)                              --      --        --       (482)
Comprehensive income (loss):
   Net loss                                             --      --        --     (1,204)
   Minimum pension liability adjustment
      (less tax benefit of $4)                          --      --        --         --
   Change in cumulative foreign currency
      translation adjustment
      (less tax benefit of $59)                         --      --        --         --
   Net losses on cash flow hedging derivatives:
      Net loss arising during the period
      (less tax benefit of $25)                         --      --        --         --
   Less: Reclassification adjustment for losses
      included in net income
      (less tax benefit of $18)                         --      --        --         --
      Total comprehensive loss
                                                   -------    ----    ------    -------
Balance, December 31, 2001                         484,281     484     6,465      4,622

Issuance of stock for various plans                    479       1        28         --
Repurchase of stock                                     --      --        --         --
Cash dividends - Common stock ($1.00 per share)         --      --        --       (482)
Comprehensive income (loss):
   Net loss                                             --      --        --       (880)
   Minimum pension liability adjustment(2):
         U.S. plans (less tax benefit of $964)          --      --        --         --
         Non-U.S. plans (less tax benefit of $9)        --      --        --         --
   Change in cumulative foreign currency
      translation adjustment
      (less tax expense of $2)                          --      --        --         --
   Net gains on cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $33)                      --      --        --         --
      Less: Reclassificaton adjustment
         for gains included in net income
         (less tax expense of $3)                       --      --        --         --

      Total comprehensive loss
                                                   -------    ----    ------    -------
Balance, December 31, 2002                         484,760     485     6,493      3,260

Issuance of stock for various plans                    402      --         7         --
Repurchase of stock                                     --      --        --         --
Cash dividends - Common stock
   ($1.00 per share)                                    --      --        --       (480)
Comprehensive income (loss):
   Net income                                           --      --        --        302
   Minimum pension liability adjustment:
         U.S. plans (less tax expense of $94)           --      --        --         --
         Non-U.S. plans (less tax benefit of $2)        --      --        --         --
   Change in cumulative foreign currency
      translation adjustment
      (less tax benefit of $51)                         --      --        --         --
   Net gains on cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $38)                      --      --        --         --
      Less: Reclassificaton adjustment
         for gains included in net income
         (less tax expense of $36)                      --      --        --         --

      Total comprehensive income
                                                   -------    ----    ------    -------
Balance, December 31, 2003                         485,162    $485    $6,500    $ 3,082
                                                   =======    ====    ======    =======

                                                    Accumulated
                                                       Other                                Total
                                                   Comprehensive       Treasury Stock       Common
                                                   Income (Loss)(1)   ---------------   Shareholders'
                                                                      Shares   Amount       Equity
-----------------------------------------------------------------------------------------------------
Balance, January 1, 2001                               $(1,142)        2,690   $ 117       $12,034
Issuance of stock for various plans                         --        (1,727)    (76)           40
Repurchase of stock                                         --         1,730      64           (64)
Cash dividends - Common
   stock ($1.00 per share)                                  --            --      --          (482)
Comprehensive income (loss):
   Net loss                                                 --            --      --        (1,204)
   Minimum pension liability adjustment
         (less tax benefit of $4)                           (6)           --      --            (6)
   Change in cumulative foreign currency
         translation adjustment
         (less tax benefit of $59)                         (10)           --      --           (10)
   Net losses on cash flow hedging derivatives:
         Net loss arising during the period
         (less tax benefit of $25)                         (67)           --      --           (67)
   Less: Reclassification adjustment for losses
         included in net income
         (less tax benefit of $18)                          50            --      --            50
                                                                                           -------
      Total comprehensive loss                                                              (1,237)
                                                       -------        ------   -----       -------
Balance, December 31, 2001                              (1,175)        2,693     105        10,291
Issuance of stock for various plans                         --        (1,403)    (55)           84
Repurchase of stock                                         --         4,390     169          (169)
Cash dividends - Common
   stock ($1.00 per share)                                  --            --      --          (482)
Comprehensive income (loss):
   Net loss                                                 --            --      --          (880)
   Minimum pension liability adjustment(2):
         U.S. plans (less tax benefit of $964)          (1,543)           --      --        (1,543)
         Non-U.S. plans (less tax benefit of $9)           (21)           --      --           (21)
   Change in cumulative foreign currency
         translation adjustment
         (less tax expense of $2)                           27            --      --            27
   Net gains on cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $33)                          71            --      --            71
      Less: Reclassificaton adjustment
         for gains included in net income
         (less tax expense of $3)                           (4)           --      --            (4)
                                                                                           -------
      Total comprehensive loss                                                              (2,350)
                                                       -------        ------   -----       -------
Balance, December 31, 2002                              (2,645)        5,680     219         7,374

Issuance of stock for various plans                         --        (2,725)   (105)          112
Repurchase of stock                                         --           713      26           (26)
Cash dividends - Common stock
   ($1.00 per share)                                        --            --      --          (480)
Comprehensive income (loss):
   Net income                                               --            --      --           302
   Minimum pension liability adjustment:
         U.S. plans (less tax expense of $94)              150            --      --           150
         Non-U.S. plans (less tax benefit of $2)            (4)           --      --            (4)
   Change in cumulative foreign currency
         translation adjustment
         (less tax benefit of $51)                         808            --      --           808
   Net gains on cash flow hedging derivatives:
      Net gain arising during the period
         (less tax expense of $38)                          66            --      --            66
      Less: Reclassificaton adjustment
         for gains included in net income
         (less tax expense of $36)                         (65)           --      --           (65)
                                                                                           -------
      Total comprehensive income                                                             1,257
                                                       -------        ------   -----       -------
Balance, December 31, 2003                             $(1,690)        3,668   $ 140       $ 8,237
                                                       =======        ======   =====       =======

(1) The cumulative foreign currency translation adjustment (in millions) was $(284), $(1,092) and $(1,119) at December 31, 2003, 2002 and 2001,
     respectively, and is included as a component of accumulated other comprehensive income (loss).

(2) This noncash equity reduction resulted from declines in pension fund asset market values and increases in computed fund liabilities due to lower interest rates. See Note 15.

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

Financial Statements

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management's estimates. Actual future results could differ from management's estimates.

Consolidation

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. Minority interest represents minority shareholders' proportionate share of the equity in several of our consolidated subsidiaries, primarily Carter Holt Harvey Limited (CHH), Timberlands Capital Corp. II, Georgetown Equipment Leasing Associates, L.P., Trout Creek Equipment Leasing, L.P. and, prior to its sale in 2001, Zanders Feinpapiere AG (Zanders). All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies are accounted for by the equity method, including companies owned 20% to 50%. International Paper's share of affiliates' earnings is included in the consolidated statement of earnings.

Revenue Recognition

Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site, when title and risk of loss are transferred. Timber and timberland sales revenue is recognized when title and risk of loss pass to the buyer.

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

Forestlands

At December 31, 2003, International Paper and its subsidiaries controlled about
8.3 million acres of forestlands in the United States, 1.5 million acres in Brazil, 795,000 acres in New Zealand, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Canada and Russia. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years, and are stated at cost, less cost of timber harvested (COTH). Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

Effective January 1, 2002, International Paper prospectively changed its method of accounting for mid-rotation fertilization expenditures to include such expenditures in the capitalized cost of forestlands. Accordingly, these costs have been subsequently included as part of the COTH as trees are sold. Prior to this change, these expenditures were capitalized and amortized to expense over a five-year period. The change was made to better match the total costs of fiber to the related income when the trees are sold. This accounting change had no material effect on earnings for the year ended December 31, 2002, and the effects in future years will not be significant. Due to the cumulative nature of the COTH computation, calculation of the cumulative effect of the accounting change on prior periods of including these costs as part of COTH, and disclosure of pro forma amounts for prior years, are not determinable.

Goodwill

Prior to 2002, goodwill was amortized over its estimated period of benefit on a straight-line basis, not to exceed 40 years. Effective January 1, 2002, International Paper adopted Statement of Financial Accounting Standards (SFAS) No. 142, eliminating the periodic charge to earnings for goodwill amortization for 2002 and future years. In addition, as required by SFAS No. 142, an initial assessment of recorded goodwill for possible impairment was conducted as of January 1, 2002. Annual testing for possible goodwill impairment is performed as of the end of the third quarter of each year. A transitional impairment charge of $1.2 billion was recorded upon the initial adoption of this standard in 2002. No additional impairment charges were recorded in 2003 or 2002.

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill was allocated to business segments.

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------
                                             Balance                  Balance
                                           January 1,               December 31,
In millions                                   2003      Other (a)       2003
--------------------------------------------------------------------------------
Printing Papers                              $2,864        $14         $2,878
Industrial and Consumer
   Packaging                                  1,358          3          1,361
Distribution                                    326          8            334
Forest Products                                 735          3            738
Corporate                                        24          6             30
                                             ------        ---         ------
Total                                        $5,307        $34         $5,341
                                             ======        ===         ======

(a) Represents effects of foreign currency translations and reclassifications from other long-term assets.

--------------------------------------------------------------------------------
                                  Balance    Transitional              Balance
                                January 1,    Impairment            December 31,
In millions                        2002          Loss       Other       2002
--------------------------------------------------------------------------------
Printing Papers                   $3,288      $  (426)       $ 2       $2,864
Industrial and Consumer
   Packaging                       1,827         (467)        (2)       1,358
Distribution                         323           --          3          326
Forest Products                      735           --         --          735
Carter Holt Harvey                   346         (343)(a)     (3)          --
Corporate                             24           --         --           24
                                  ------      -------        ---       ------
Total                             $6,543      $(1,236)       $--       $5,307
                                  ======      =======        ===       ======

(a) Excludes a $61 million credit to minority interest expense.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use. Impaired assets are recorded at estimated fair value, determined principally using discounted future cash flows.

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

Stock-Based Compensation

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 17 for required pro forma and additional disclosures relating to these awards.

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

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," adopted effective January 1, 2003 (see Note 4), a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper's asset retirement obligations under this standard relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures.

The following table presents an analysis of activity related to the asset retirement obligation since January 1, 2003:

--------------------------------------------------------------------------------
In millions                                                                2003
--------------------------------------------------------------------------------
Asset retirement obligation at January 1, 2003                              $20
Net transition adjustment                                                    22
Liabilities settled                                                          (4)
Net adjustments to existing liabilities                                       8
Accretion expense                                                             2
                                                                            ---
Asset  retirement  obligation  at  December 31, 2003                        $48
                                                                            ===

Translation of Financial Statements

Balance sheets of international operations are translated into U.S. dollars at year-end exchange rates, while statements of earnings are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive income
(loss) (OCI). See Note 13 related to derivatives and hedging activities.

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

A reconciliation of the amounts included in the computation of earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes, and earnings (loss) per common share before extraordinary items and cumulative effect of accounting changes, assuming dilution, is as follows:

--------------------------------------------------------------------------------
In millions, except
per share amounts                                      2003     2002      2001
--------------------------------------------------------------------------------
Earnings (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes                                 $  315   $  295   $(1,142)
Effect of dilutive securities                             --       --        --
Earnings (loss) before
   extraordinary items and
   cumulative effect of
   accounting changes -
                                                      ------   ------   -------
   assuming dilution                                  $  315   $  295   $(1,142)
                                                      ======   ======   =======

Average common
   shares outstanding                                  479.6    481.4     482.6
Effect of dilutive securities
   Long-term incentive plan
      deferred compensation                               --       --      (1.0)
   Stock options                                         1.5      1.6        --
                                                      ------   ------   -------
Average common shares
    outstanding - assuming
    dilution                                           481.1    483.0     481.6
                                                      ======   ======   =======

Earnings (loss) per common
   share before extraordinary
   items and cumulative effect
   of accounting changes                              $ 0.66   $ 0.61   $ (2.37)
                                                      ======   ======   =======

Earnings (loss) per common
   share before extraordinary
   items and cumulative effect
   of accounting changes -
   assuming dilution                                  $ 0.66   $ 0.61   $ (2.37)
                                                      ======   ======   =======

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a subsidiary trust for 2002 and 2001. Stock options are antidilutive in periods when net losses are recorded.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2003, 2002 and 2001 is presented on pages 32 and 33.

NOTE 4 RECENT ACCOUNTING DEVELOPMENTS

Consolidation of Variable Interest Entities:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation changed existing consolidation rules for certain entities, those in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance the entity's activities without additional subordinated financial support.

The interpretation applied immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. International Paper neither entered into nor obtained an interest in any VIE's after January 31, 2003. For VIE's created before February 1, 2003, this interpretation was effective for the first reporting period ending after December 15, 2003, although early application of the provisions of this interpretation was allowed. During December 2003, the FASB issued a revision to FIN 46 (FIN 46(R)) with varying effective dates. International Paper applied FIN 46(R) to its variable interest entities as of December 31, 2003.

As a result of the application of the provisions of FIN 46(R) during 2003, four entities that were required to be consolidated under prior accounting rules were deconsolidated, and one previously unconsolidated entity was consolidated, at December 31, 2003. The following paragraphs describe the entities affected by the new FIN 46(R) consolidation rules and the effects on International Paper's December 31, 2003 financial statements:

(a) A special purpose leasing entity that was formerly part of an operating lease arrangement between International Paper and a third party was determined to be a VIE and required to be consolidated by the Company. Plants, properties and equipment and Long-term debt of approximately $50 million that were formerly part of this operating lease arrangement were consolidated and a non-cash, after-tax charge of $3 million was recorded as the cumulative effect of an accounting change.

(b) In connection with a forestlands sale in 2001, International Paper received notes having a value of approximately $480 million on the date of sale. During 2001, International Paper contributed the notes to an unconsolidated entity in exchange for a preferred interest in that entity valued at approximately $480 million, and accounted for this transfer as a sale of the notes for financial reporting purposes with no associated gain or loss. Also during 2001, the entity acquired approximately $561 million of other International Paper debt obligations for cash.

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

     In the fourth quarter of 2003, International Paper determined that it is not the primary beneficiary of the entity under the provisions of FIN 46(R) and, accordingly, deconsolidated the entity effective December 31, 2003. At December 31, 2003, International Paper's $530 million preferred interest in the entity has been offset against $530 million of International Paper debt obligations since International Paper has, and intends to effect, a legal right to net settle these two amounts.

(c) In a similar transaction completed in June 2002, approximately $400 million of installment notes received in connection with the sale of forestlands in various states were transferred to a consolidated entity in exchange for a preferred interest in the entity. In the same period, the entity acquired International Paper debt obligations of $450 million for cash. Under the provisions of FIN 46(R), International Paper is not the primary beneficiary of this entity, resulting in its deconsolidation as of December 31, 2003. The deconsolidation increased Investments by $465 million, Long-term debt by $100 million, and decreased Notes receivable by $415 million and Minority interest by $50 million.

(d) In the third quarter of 2003, International Paper Capital Trust and International Paper Capital Trust III (the Trusts), were determined to be VIE's for which International Paper is not the primary beneficiary. Prior to July 1, 2003, the Trusts had been consolidated in the Company's financial statements, and the preferred securities of the Trusts of approximately $1.3 billion were presented in the Consolidated Balance Sheet as International Paper - Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding International Paper Debentures. Effective July 1, 2003, the Trusts were deconsolidated and the previously consolidated

     Mandatorily Redeemable Securities were replaced with International Paper's obligations to the Trusts of approximately $1.3 billion that were classified as Long-term debt. In addition, interest on the International Paper debt obligations totaling approximately $44 million was recorded as Interest expense in the last half of 2003, replacing preferred dividends on the Mandatorily Redeemable Securities of the Trusts that, prior to the deconsolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the July 1, 2003 deconsolidation continue to be reported as Minority interest expense. A further discussion of the Company's obligations to the Trusts is presented in Note 8.

     In December 2003, International Paper exercised its option to redeem the securities of one of the Trusts effective January 14, 2004, and, consequently, reclassified $830 million to current maturities of debt.

The following table summarizes increases (decreases) in 2003 Consolidated Balance Sheet captions resulting from the application of FIN 46(R) to the entities described above.

--------------------------------------------------------------------------------
                                                      VIE
                                         -----------------------------
In millions                              (a)    (b)     (c)      (d)      Total
--------------------------------------------------------------------------------
Assets
   Plants, Properties and Equipment,
      net                                $50   $  --   $  --   $    --   $    50
   Investments                            --      --     465        40       505
   Deferred Charges                       --    (480)   (415)       --      (895)
                                         ---   -----   -----   -------   -------
Total Assets                             $50   $(480)  $  50   $    40   $  (340)
                                         ===   =====   =====   =======   =======

Liabilities
   Current Maturities of Long-Term Debt  $--   $  --   $  --   $   830   $   830
   Long-Term Debt                         50    (460)    100       465       155
   Minority Interest                      --     (20)    (50)       --       (70)
   Mandatorily Redeemable Preferred
      Securities                          --      --      --    (1,255)   (1,255)
                                         ---   -----   -----   -------   -------
Total Liabilities                        $50   $(480)  $  50   $    40   $  (340)
                                         ===   =====   =====   =======   =======

The pro forma effects on earnings (loss) before extraordinary items and cumulative effect of accounting changes, and net earnings, for the years ended December 31, 2002 and 2001, assuming the adoption of FIN 46(R) as of January 1, 2001, were not material to net earnings or earnings per share.

Financial Instruments With Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." It established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. International Paper adopted this standard during the third quarter ended September 30, 2003, with no material effect on the Company's financial position or results of operations.

Costs Associated With Exit or Disposal Activities:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." The statement changed the measurement and timing of recognition for exit costs, including restructuring charges, and was effective for activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company's commitment to an exit plan. It had no effect on charges recorded for exit activities begun prior to December 31, 2002. International Paper adopted this standard effective January 1, 2003, with no material effect on the Company's financial position or results of operations.

Impairment and Disposal of Long-Lived Assets:

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It established a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadened the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

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

International Paper adopted SFAS No. 143 effective January 1, 2003, recording a discounted liability of $22 million, an increase in Property, plant and equipment, net, of $7 million, and a one-time cumulative effect of accounting change charge of $10 million (net of a deferred tax benefit of $5 million). The pro forma effects on earnings (loss) before extraordinary items and cumulative effect of accounting changes, and net earnings, for the years ended December 31, 2002 and 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share.

Goodwill:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It changed the accounting for goodwill by eliminating goodwill amortization beginning in 2002. It also requires at least an annual assessment of recorded goodwill for impairment. The initial test for impairment had to be completed by December 31, 2002, with any impairment charge recorded as the cumulative effect of an accounting change to be retroactively reflected in the first quarter of 2002. Any subsequent impairment charges are to be recorded in operating results.

The initial test compared the fair value of each of International Paper's business reporting units having recorded goodwill balances with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows for all business reporting units except CHH, where the average quoted market price for CHH shares was used. Where the carrying amount exceeded fair value, additional testing was performed for possible goodwill impairment. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and appraised values for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. Where this implied goodwill value was less than the goodwill book value of the business reporting unit, an impairment charge was recorded.

Based on testing completed in the fourth quarter of 2002, a transitional goodwill impairment loss was recorded for the Industrial and Consumer Packaging, CHH and Printing Papers business segments totaling $1.2 billion. This charge had no impact on cash flow.

International Paper ceased recording goodwill amortization effective January 1, 2002. This had no effect on cash flow.

The following table shows net earnings (loss) for the years ended December 31, 2003 and 2002, and pro forma net earnings (loss) for the year ended December 31, 2001, exclusive of goodwill amortization.

--------------------------------------------------------------------------------
In millions, for the years ended December 31             2003    2002      2001
--------------------------------------------------------------------------------
Net earnings (loss)                                     $ 302   $ (880)  $(1,204)
Add back:
   Goodwill amortization                                   --       --       201
                                                        -----   ------   -------
Adjusted net earnings (loss)                            $ 302   $ (880)  $(1,003)
                                                        =====   ======   =======

Basic and Diluted Earnings (Loss) Per Common Share:
   Net earnings (loss)                                  $0.63   $(1.83)  $ (2.50)
   Goodwill amortization                                   --       --      0.42
                                                        -----   ------   -------
   Adjusted net earnings (loss)                         $0.63   $(1.83)  $ (2.08)
                                                        =====   ======   =======

Derivatives and Hedging:

On January 1, 2001, International Paper adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS Nos. 137, 138 and 149. The cumulative effect of adopting SFAS No. 133 was a $25 million charge to net earnings before taxes and minority interest ($16 million after taxes and minority interest), and a net decrease of $9 million after taxes in OCI. The charge to net earnings primarily resulted from recording the fair value of certain interest rate swaps, which do not qualify under the new rules for hedge accounting treatment. The decrease in OCI primarily resulted from adjusting the foreign currency contracts used as hedges of net investments in foreign operations to fair value.

NOTE 5 MERGERS AND ACQUISITIONS

In December 2002, CHH acquired Starwood Australia's Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash.

In April 2001, CHH acquired Norske Skog's Tasman Kraft pulp manufacturing business for $130 million in cash.

Each of the above acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statement of earnings from the dates of acquisition.

NOTE 6 RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

Restructuring and Other Charges:

2003: During 2003, restructuring and other charges before taxes and minority interest of $298 million ($184 million after taxes and minority interest) were recorded. These charges included a $236 million charge before taxes and minority interest ($144 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. In addition, a $40 million credit before taxes and minority interest ($25 million after taxes and minority interest) was recorded for the net reversal of restructuring reserves no longer required.

The $236 million charge in 2003 for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $91 million charge in the fourth quarter, a $71 million charge in the third quarter, a $51 million charge in the second quarter, and a $23 million charge in the first quarter. The fourth-quarter charge included $49 million of asset write-downs and $42 million of severance and other charges. The third-quarter charge included $9 million of asset write-downs and $62 million of severance and other charges. The second-quarter charge consisted of $16 million of asset write-downs and $35 million of severance and other charges. The first-quarter charge included $2 million of asset write-downs and $21 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers                  (a)                 $19         $ 2        $21
Industrial and Consumer Packaging(b)                  16           6         22
Forest Products                  (c)                  10           1         11
Distribution                     (d)                  --           3          3
Carter Holt Harvey               (e)                   4           7         11
Administrative Support Groups    (f)                  --          23         23
                                                     ---         ---        ---
                                                     $49         $42        $91
                                                     ===         ===        ===

(a) The Printing Papers business recorded a charge of $5 million to write-off certain assets at the Courtland, Alabama and Franklin, Virginia mills. Management also approved a $14 million charge to write down the assets of the Maresquel, France mill to its net realizable value of approximately $5 million. The Printing Papers business also recorded a charge of $2 million for severance costs relating to 42 employees associated with a manufacturing excellence program.

(b) The Consumer Packaging business recorded an additional charge of $22 million in conjunction with the closure of the Rolark manufacturing facility and a rationalization plan implemented in the second quarter of 2003. Closure of the Rolark manufacturing facility consisted of an $8 million charge to write down assets to their salvage value, $3 million of severance costs covering the termination of 178 employees and other exit costs of $1 million. The charge also included an additional provision for the previously implemented commercial business rationalization initiative. These charges included $8 million to write down assets to their salvage value and $2 million of severance costs covering the termination of 153 employees.

(c) The Forest Products business approved plans in the fourth quarter of 2003 to shut down the Tuskalusa lumber mill in Moundville, Alabama. Operations at this mill had been temporarily ceased in the second quarter of 2003. Charges associated with this shut down included $10 million of asset write-downs to salvage value and $1 million of other exit costs.

(d) The Distribution business (xpedx) recorded a charge of $3 million to cover lease termination costs related to the Nationwide San Francisco facility that was vacated in the fourth quarter of 2003.

(e) CHH recorded a charge of $7 million to shut down the Tokoroa sawmill. Charges associated with this shutdown included $4 million to write down assets to salvage value, $2 million for severance costs covering the termination of 115 employees and other exit costs of $1 million. CHH also implemented a cost reduction initiative recording a charge of $4 million for severance covering the termination of 229 employees.

(f) During the fourth quarter of 2003, International Paper implemented the second phase of the previously announced Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $23 million of severance costs covering the termination of 557 employees. The $23 million charge included: Printing Papers - $6 million, Industrial and Consumer Packaging - $7 million, Forest Products - $5 million, Specialty Businesses and Other - $1 million, and Corporate - $4 million.

The following table and discussion presents detail related to the third-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Administrative Support Groups (a)                     $--          $38       $38
Specialty Businesses and Other(b)                       9           24        33
                                                      ---          ---       ---
                                                      $ 9          $62       $71
                                                      ===          ===       ===

(a) During the third quarter of 2003, International Paper implemented the initial phase of an Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $37 million of severance costs covering the termination of 744 employees, and other cash costs of $1 million. The $38 million charge included: Printing Papers
     - $12 million, Industrial and Consumer Packaging - $11 million, Distribution - $2 million, Forest Products - $6 million, Specialty Businesses - $2 million, and Corporate - $5 million. At December 31, 2003, 471 employees had been terminated.

(b) Specialty Businesses recorded an additional charge of $33 million in connection with the July 15th shutdown of the Natchez, Mississippi mill. The charge included $9 million of asset write-downs to salvage value, $1 million of severance costs covering the termination of 20 employees, $20 million of environmental closure costs and other cash costs of $3 million. At December 31, 2003, 13 employees had been terminated.

The following table and discussion presents detail related to the second-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers      (a)                             $ 3          $ 2       $ 5
Industrial and
   Consumer Packaging(b)                              --            6         6
Forest Products      (c)                              13            7        20
Distribution         (d)                              --            4         4
Specialty Businesses
   and Other         (e)                              --           16        16
                                                     ---          ---       ---
                                                     $16          $35       $51
                                                     ===          ===       ===

(a) The Printing Papers business recorded a charge of $2 million for severance costs relating to 19 employees associated with an organizational restructuring initiative. The business also recorded an additional charge of $3 million to write off obsolete equipment. At December 31, 2003, all 19 employees had been terminated.

(b) The Consumer Packaging business implemented a rationalization plan at the Clifton and Englewood, New Jersey plants as a result of increased competition and slowing growth rates in key market segments. Management also approved a plan to exit leased space at the Montvale, New Jersey office in connection with the realignment of the Beverage Packaging and Foodservice businesses. Additionally, the Consumer Packaging business initiated an organizational restructuring program at several of its Bleached Board facilities. Charges associated with the programs included $2 million to cover the termination of 79 employees, lease termination costs of $3 million, and other cash costs of $1 million. At December 31, 2003, 78 employees had been terminated and one employee retained.

(c) The Forest Products business approved plans to shut down the Springhill, Louisiana lumber facility and the Slaughter Industries Distribution Center in Portland, Oregon, and to temporarily cease operations at the Tuskalusa lumber mill in Moundville, Alabama. Charges associated with the shutdowns included $12 million of asset write-downs to salvage value at Springhill and Slaughter, $5 million of severance costs covering the termination of 198 employees at all three facilities, and $1 million of other exit costs. At December 31, 2003, 195 employees had been terminated. Management also approved the closure of the Madison, New Hampshire lumber mill. Charges associated with this plan included $1 million to write down assets to their net realizable value and other cash costs of $1 million.

(d) The Distribution business (xpedx) recorded a severance charge of $4 million covering the termination of 176 employees in a continuing effort to consolidate duplicative facilities and reduce ongoing operational expenses. At December 31, 2003, all 176 employees had been terminated.

(e) Specialty Businesses recorded a severance charge of $16 million associated with the termination of 447 employees in connection with the July 15th shutdown of the Natchez, Mississippi mill. At December 31, 2003, 436 employees had been terminated.

The following table and discussion presents detail related to the first-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Industrial and
   Consumer Packaging(a)                             $--          $ 2       $ 2
Specialty Businesses
   and Other         (b)                               2           18        20
Carter Holt Harvey   (c)                              --            1         1
                                                     ---          ---       ---
                                                     $ 2          $21       $23
                                                     ===          ===       ===

(a) The Industrial Packaging business implemented a plan to reorganize the Creil and Mortagne locations in France into a single complex. Charges associated with the reorganization include $1 million for severance costs covering the termination of 31 employees and other cash costs of $1 million. At December 31, 2003, all 31 employees had been terminated.

(b) Arizona Chemical recorded a charge of $1 million for severance costs for 51 employees associated with the Valkeakoski, Finland plant closure. At December 31, 2003, 43 employees had been terminated. Chemical Cellulose implemented a plan to shut down the Natchez, Mississippi dissolving pulp mill by mid-2003. Charges associated with this shutdown included a $1 million charge to write down assets to their salvage value and $12 million of severance costs covering the termination of 141 employees in April and other employees to be terminated upon closure. At December 31, 2003, all 141 employees had been terminated. Additional shutdown charges for severance and closure costs were recorded in the second and third quarters of 2003. Additionally, Industrial Papers approved a plan to restructure converting operations at the Kaukana, Wisconsin facility, modify its release products organization and implement division-wide productivity improvement actions. Charges associated with these plans included $1 million to write down assets to their salvage value and $5 million of severance costs covering the termination of 130 employees. At December 31, 2003, all 130 employees had been terminated.

(c) CHH recorded a charge of $1 million for severance costs for 33 employees associated with a headcount reduction initiative. At December 31, 2003, 23 employees had been terminated and 10 employees retained.

The following table presents a roll forward of the severance and other costs included in the 2003 restructuring plans:

--------------------------------------------------------------------------------
                                                                       Severance
In millions                                                            and Other
--------------------------------------------------------------------------------
Opening Balance (first quarter 2003)                                      $ 21
Additions (second quarter 2003)                                             35
Additions (third quarter 2003)                                              62
Additions (fourth quarter 2003)                                             42
2003 Activity
   Cash charges                                                            (72)
   Reclassifications:
      Pension and postretirement reclass                                    (4)
   Reversals of reserves no longer required                                 (3)
                                                                          ----
Balance, December 31, 2003                                                $ 81
                                                                          ====

The severance charges recorded in the first, second, third and fourth quarters of 2003 related to 3,343 employees. As of December 31, 2003, 1,756 employees had been terminated.

2002: During 2002, restructuring and other charges before taxes and minority interest of $695 million ($435 million after taxes and minority interest) were recorded. These charges included a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves discussed in Note 10, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs discussed in Note 12. In addition, a $68 million pre-tax credit ($43 million after taxes) was recorded in 2002, including $45 million for the reversal of 2001 and 2000 reserves no longer required and $23 million for the reversal of excess Champion purchase accounting reserves.

The $199 million charge in 2002 for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $101 million charge in the fourth quarter, a $19 million charge in the third quarter and a $79 million charge in the second quarter. The fourth-quarter charge included $29 million of asset write-downs and $72 million of severance and other charges. The third-quarter charge included $9 million of asset write-downs and $10 million of severance and other charges. The second-quarter charge consisted of $42 million of asset write-downs and $37 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers      (a)                             $ 2          $26       $ 28
Industrial and
   Consumer Packaging(b)                              16           12         28
Forest Products      (c)                              10            2         12
Distribution         (d)                               1            5          6
Specialty Businesses
   and Other         (e)                              --           16         16
Carter Holt Harvey   (f)                              --           11         11
                                                     ---          ---       ----
                                                     $29          $72       $101
                                                     ===          ===       ====

(a) The Printing Papers business approved a restructuring plan at the Maresquel, France plant in an effort to improve efficiencies. Charges associated with the plan included $1 million of asset write-downs to salvage value, $7 million of severance costs covering the termination of 80 employees and other cash costs of $1 million. Management also implemented a reduction in force initiative at several of its Coated and SC mills resulting in severance charges of $18 million covering the termination of 245 employees. Also, an additional charge of $1 million was recorded to write down the remaining assets at the Erie, Pennsylvania mill to salvage value.

(b) The Industrial Packaging business recorded a charge of $3 million for severance costs relating to the Las Palmas facility in the second phase of an effort to consolidate duplicative facilities and eliminate excess internal capacity. Redundancies associated with this charge included 56 employees.

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

(c) The Forest Products business charge of $12 million resulted from management's decision to exit the development of the wood plastic composite business and shut down the Whelen Springs, Arkansas lumber mill. Charges associated with the wood plastic composite business consisted of $10 million of asset write-downs to salvage value and $1 million of other exit costs. The Whelen Springs Lumber mill was closed due to the impact of the strong dollar on export sales. The Whelen Springs shutdown charge consisted of $1 million of exit costs.

(d) The Distribution business (xpedx) implemented a plan to consolidate duplicative facilities and reduce ongoing operating logistics and selling and administrative expenses. Charges associated with this plan included $1 million of asset write-downs to salvage value, $2 million of severance costs covering the termination of 68 employees, and other cash costs of $3 million.

(e) The Specialty Businesses approved a plan to shut down the Valkeakoski, Finland chemicals plant, as well as a management plan to implement headcount reduction programs within the Chemicals group. Charges associated with the Valkeakoski shutdown included $8 million of other cash costs not including severance. The Valkeakoski plant had revenues of $20 million, $19 million and $19 million in 2002, 2001 and 2000, respectively. This plant had operating earnings of $1 million in both 2002 and 2001, and $2 million in 2000. Charges associated with the headcount reduction programs consisted of $3 million of severance covering 11 employees to be terminated and $1 million of other related costs. The Specialty Businesses also implemented a plan to restructure manufacturing operations at the Polyrey facility in France. The plan includes consolidation of decorative high-pressure laminate production in order to optimize efficiencies and provide higher levels of quality and service. Charges associated with the restructuring included $2 million of severance costs covering the termination of 46 employees and $1 million of other exit costs. Other charges included a $1 million reserve for facility environmental costs at the Natchez, Mississippi facility.

(f) CHH recorded a charge of $11 million for severance costs associated with a reduction in force at its Kinleith facility as part of a continuing program to improve the cost structure at the mill. Redundancies associated with the charge included 260 employees.

The following table and discussion presents detail related to the third-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Specialty Businesses
and Other         (a)                                $--          $ 3       $ 3
Carter Holt Harvey(b)                                  5            7        12
Other             (c)                                  4           --         4
                                                     ---          ---       ---
                                                     $ 9          $10       $19
                                                     ===          ===       ===

(a) The Specialty Businesses charge of $3 million relates to the severance costs for 43 employees in Arizona Chemical's U.S. operations to reduce costs.

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

The following table and discussion presents detail related to the second-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers              (a)                     $39          $18       $57
Industrial and
   Consumer Packaging        (b)                       3           --         3
Distribution                 (c)                      --            7         7
Administrative Support Groups(d)                      --           12        12
                                                     ---          ---       ---
                                                     $42          $37       $79
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

The following table presents a roll forward of the severance and other costs included in the 2002 restructuring plans:

--------------------------------------------------------------------------------
                                                                       Severance
In millions                                                            and Other
--------------------------------------------------------------------------------
Opening Balance (second quarter 2002)                                     $ 37
Additions (third quarter 2002)                                              10
Additions (fourth quarter 2002)                                             72
2002 Activity
   Cash charges                                                            (15)
2003 Activity
   Cash charges                                                            (77)
   Reclassifications:
      Deferred payments to severed employees                                (2)
      Environmental remediation and other exit costs                       (15)
   Reversals of reserves no longer required                                (10)
                                                                          ----
Balance, December 31, 2003                                                $ --
                                                                          ====

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of December 31, 2003, 1,849 employees had been terminated.

2001: During 2001, restructuring and other charges of $1.1 billion before taxes and minority interest ($752 million after taxes and minority interest) were recorded. These charges included an $892 million charge before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves discussed in Note 10. In addition, a $17 million pretax credit ($11 million after taxes) was recorded in 2001 for the reversal of excess 2000 and 1999 restructuring reserves.

The $892 million charge in 2001 for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $171 million charge in the fourth quarter, a $256 million charge in the third quarter and a $465 million charge in the second quarter.

The fourth-quarter charge of $171 million consisted of $84 million of asset write-downs and $87 million of severance and other charges. The third-quarter charge of $256 million consisted of $183 million of asset write-downs and $73 million of severance and other charges. The second-quarter charge of $465 million consisted of $240 million of asset write-downs and $225 million of severance and other charges.

The following table and discussion presents detail related to the fourth-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers                  (a)                 $--          $18       $ 18
Industrial and Consumer Packaging(b)                  70           46        116
Forest Products                  (c)                  12            9         21
Distribution                     (d)                   2           14         16
                                                     ---          ---       ----
                                                     $84          $87       $171
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

(b) The Industrial Packaging business announced the shutdown of the Oswego, New York containerboard mill as part of ongoing optimization efforts. Charges associated with this shutdown included $17 million to write down assets to salvage value, $7 million of severance costs covering the termination of 102 employees, and other exit costs of $2 million. The Oswego mill had revenues of $39 million, $44 million and $37 million in 2001, 2000 and 1999, respectively. This mill had operating earnings of $8 million, $10 million and $6 million in 2001, 2000 and 1999, respectively.

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

(c) The Forest Products business approved a plan to shut down the Morton, Mississippi lumber mill. Charges associated with the shutdown included $12 million of asset write-downs to salvage value, $3 million of severance costs covering the termination of 185 employees, and $6 million of other exit costs. The Morton mill had sales of $35 million, $38 million and $51 million in 2001, 2000 and 1999, respectively, and operating losses of $4 million and $3 million in 2001 and 2000, respectively, and operating income of $3 million in 1999.

(d) The Distribution business (xpedx) implemented a plan to reduce operating and selling costs. Charges associated with this plan included $2 million of asset write-downs, $11 million of severance costs covering the termination of 325 employees, and other cash costs of $3 million.

The following table and discussion presents detail related to the third-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers                  (a)                 $ 92         $43       $135
Industrial and Consumer Packaging(b)                   89          27        116
Distribution                     (c)                    2           3          5
                                                     ----         ---       ----
                                                     $183         $73       $256
                                                     ====         ===       ====

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

(b) The Consumer Packaging business implemented a plan to exit the Aseptic Packaging business. The plan includes the shutdown or sale of various Aseptic Packaging facilities. Included in this charge are $89 million to write the assets down to their estimated realizable value of $35 million, $15 million of severance costs covering the termination of 300 employees, and $12 million of other cash costs.

(c) The Distribution business (xpedx) approved the shutdown of its Nationwide Kansas City, Missouri distribution center to eliminate excess internal capacity. The xpedx Olathe, Kansas facility will continue to service Kansas City and outlying cities in the states of Missouri and Kansas. Charges associated with the shutdown included $2 million of asset write-downs, $2 million of severance costs covering the termination of 79 employees, and other cash costs of $1 million.

The following table and discussion presents detail related to the second-quarter charge:

--------------------------------------------------------------------------------
                                                    Asset      Severance
In millions                                      Write-downs   and Other   Total
--------------------------------------------------------------------------------
Printing Papers                  (a)                 $  9         $ 23      $ 32
Industrial and Consumer Packaging(b)                  213           89       302
Industrial Papers                (c)                    3            5         8
Forest Products                  (d)                    1           12        13
Distribution                     (e)                    4           21        25
Carter Holt Harvey               (f)                   10           --        10
Administrative Support Groups    (g)                   --           75        75
                                                     ----         ----      ----
                                                     $240         $225      $465
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

(b) The Industrial Packaging business shut down the Savannah, Georgia mill No. 2, No. 4 and No. 6 paper machines due to excess internal capacity. The machines were written down by $62 million to their estimated fair value of zero, with severance charges of $11 million also recorded to cover the termination of 290 employees. Also, Industrial Packaging implemented a plan to streamline and realign administrative functions at several of its locations, resulting in a severance charge of $9 million covering the termination of 146 employees.

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

(c) Industrial Papers implemented a plan to reduce excess internal capacity and streamline administrative functions at several of its locations. Charges associated with this plan included asset write-downs to salvage value of $3 million and severance costs of $5 million covering the termination of 123 employees.

(d) The Forest Products business charge of $13 million reflects the reorganization of its regional operating structure and streamlining of administrative functions. The charge included $1 million of asset write-downs to salvage value, $9 million of severance costs covering the termination of 130 employees, and other cash costs of $3 million.

(e) The Distribution business (xpedx) implemented a plan to consolidate duplicate facilities and eliminate excess internal capacity. Charges associated with this plan included $4 million of asset write-downs to salvage value, $14 million of severance costs covering the termination of 394 employees, and other cash costs of $7 million.

(f) The CHH charge of $10 million was recorded to write down the assets of its Mataura mill to their estimated fair value of zero as a result of the decision to permanently shut down this facility, which had previously been indefinitely idled.

(g) During the second quarter of 2001, International Paper implemented a cost reduction program to realign its administrative functions across all business and staff support groups. As a result, a $75 million severance charge was recorded covering the termination of 985 employees.

The following table presents a roll forward of the severance and other costs included in the 2001 restructuring plans:

--------------------------------------------------------------------------------
                                                                       Severance
In millions                                                            and Other
--------------------------------------------------------------------------------
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

The severance charges recorded in the second, third and fourth quarters of 2001 related to 6,089 employees. Upon completion of the related severance programs at December 31, 2002, 6,084 employees had been terminated.

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

Merger Integration Costs:

During 2001, International Paper recorded a pre-tax charge of $42 million ($28 million after taxes) for Champion merger integration costs. These costs consisted primarily of systems integration, employee retention, travel and other one-time cash costs related to the integration of Champion.

NOTE 7 DIVESTITURES

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

In the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value. In addition, a $13 million gain ($8 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

In the third quarter of 2003, a $1 million pre-tax charge ($1 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

In the second quarter of 2003, a $10 million pre-tax charge ($6 million after taxes) was recorded to adjust previous estimated gains/losses of businesses previously sold.

The net 2003 pre-tax losses, totaling $32 million, discussed above are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

In the fourth quarter of 2002, International Paper recorded a $10 million pre-tax credit ($4 million after taxes) to adjust estimated accrued costs of businesses previously sold.

In the third quarter of 2002, International Paper completed the sale of its Decorative Products operations to an affiliate of Kohlberg & Co. for approximately $100 million in cash and a note receivable with a fair market value of $13 million. This transaction resulted in no gain or loss as these assets had previously been written down to fair market value. Also during the third quarter of 2002, a net gain of $3 million before taxes ($1 million after taxes) was recorded related to adjustments of previously estimated accrued costs of businesses held for sale.

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

     (2) an additional loss of $12 million to write down the net assets of Decorative Products to fair market value;

     (3) $11 million of additional expenses relating to the decision to continue to operate Arizona Chemical, including a $3 million adjustment of estimated accrued costs incurred in connection with the prior sale effort and an $8 million charge to permanently close a production facility; and

     (4) a $10 million charge for additional expenses relating to prior divestitures.

The impairment charge recorded for Arizona Chemical in the fourth quarter of 2001 (see below) included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter include a gain of $28 million before taxes and minority interest, with an associated $96 million benefit after taxes and minority interest. The net 2002 pre-tax gains, totaling $41 million, discussed above are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

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

The net 2001 pre-tax losses discussed above, totaling $629 million, are included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of earnings.

NOTE 8 PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, will be International Paper's primary vehicle for future sales of Southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet. The agreement with the private investor also places certain limitations on International Paper's ability to sell forestlands in the southern United States outside of Southeast Timber without either the investor's consent or upon a cash contribution of up to a maximum of $80 million to Southeast Timber, its consolidated subsidiary. In addition, because Southeast Timber is a separate legal entity, the assets of Southeast Timber and its subsidiaries, consisting principally of forestlands having a book value of approximately $430 million, will not be available to satisfy future liabilities and obligations of International Paper, although the value of International Paper's interests in Southeast Timber and its subsidiaries will be available for these purposes.

In September 1998, International Paper Capital Trust III issued $805 million of International Paper-obligated mandatorily redeemable preferred securities. Prior to July 1, 2003, International Paper Capital Trust III was a wholly owned consolidated subsidiary of International Paper (see Note 4). Its sole assets are International Paper 7 7/8% debentures. The obligations of International Paper Capital Trust III related to its preferred securities are unconditionally guaranteed by International Paper. These preferred securities are mandatorily redeemable on December 1, 2038. In January 2004, International Paper redeemed these securities at par plus accrued interest.

In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. Prior to July 1, 2003, the Trust was a wholly owned consolidated subsidiary of International Paper (see Note 4) and its sole assets are International Paper 5 1/4% convertible subordinated debentures. The obligations of the Trust related to its preferred securities are unconditionally guaranteed by International Paper. These preferred securities are convertible into International Paper common stock.

Effective July 1, 2003, as required by FIN 46, International Paper deconsolidated these two trusts holding approximately $1.3 billion of mandatorily redeemable preferred securities, previously classified as a separate line item on the Company's balance sheet, and recorded approximately $1.3 billion of borrowings from the Trusts as debt.

In June 1998, IP Finance (Barbados) Limited, a non-U.S. wholly owned consolidated subsidiary of International Paper, issued $550 million of preferred securities with a dividend payment based on LIBOR. These preferred securities were redeemed in June 2003 with the proceeds of debt issuances (see Note 12).

In March 1998, Timberlands Capital Corp. II, Inc., a wholly owned consolidated subsidiary of International Paper, issued $170 million of 7.005% preferred securities as part of the financing to repurchase the outstanding units of IP Timberlands, Ltd. These securities are not mandatorily redeemable and are classified in the consolidated balance sheet as a minority interest liability.

Distributions paid under all of the preferred securities noted above were $111 million, $115 million and $129 million in 2003, 2002 and 2001, respectively. The expense related to these preferred securities is shown in minority interest expense in the consolidated statement of earnings, except for $44 million included in interest expense related to Trust preferred securities that were deconsolidated effective July 1, 2003 (see Note 4).

NOTE 9 INCOME TAXES

The components of International Paper's earnings (loss) before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes by taxing jurisdiction were:

--------------------------------------------------------------------------------
In millions                                                2003   2002     2001
--------------------------------------------------------------------------------
Earnings (loss)
   U.S.                                                   $(249)  $(73)  $(1,683)
   Non-U.S.                                                 595    444       418
                                                          -----   ----   -------
                                                          $ 346   $371   $(1,265)
                                                          =====   ====   =======

The provision (benefit) for income taxes by taxing jurisdiction was:

--------------------------------------------------------------------------------
In millions                                                 2003    2002    2001
--------------------------------------------------------------------------------
Current tax provision
   U.S. federal                                            $ 173   $ 175   $ 186
   U.S. state and local                                       11      54       3
   Non-U.S.                                                  125     111     100
                                                           -----   -----   -----
                                                           $ 309   $ 340   $ 289
                                                           =====   =====   =====
Deferred tax provision (benefit)
   U.S. federal                                            $(271)  $(231)  $(455)
   U.S. state and local                                      (73)   (146)   (116)
   Non-U.S.                                                  (57)    (17)     12
                                                           -----   -----   -----
                                                           $(401)  $(394)  $(559)
                                                           =====   =====   =====
Income tax provision (benefit)                             $ (92)  $ (54)  $(270)
                                                           =====   =====   =====

The Company's deferred income tax provision (benefit) includes a $1 million provision for the effect of changes in Non-U.S. and state tax rates.

International Paper made income tax payments, net of refunds, of $277 million, $295 million and $333 million in 2003, 2002 and 2001, respectively.

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

--------------------------------------------------------------------------------
In millions                                               2003    2002     2001
--------------------------------------------------------------------------------
Earnings (loss) before income taxes, minority
   interest, extraordinary items and cumulative
   effect of accounting changes                           $346    $371   $(1,265)
Statutory U.S. income tax rate                              35%     35%       35%
                                                          ----    ----   -------
Tax expense (benefit) using statutory U.S. income tax
   rate                                                   $121    $130   $  (443)
State and local income taxes                               (41)    (60)      (73)
Non-U.S. tax rate differences                              (95)    (50)      (19)
Permanent differences on sales of non-strategic assets      (1)    (70)      180
Nondeductible business expenses                             22      13        12
Retirement plan dividends                                   (7)     --        --
Tax benefit on export sales                                (12)     (4)       (4)
Minority interest                                          (52)    (43)      (70)
Goodwill amortization                                       --      --        55
Net U.S. tax on non-U.S. dividends                          15      27       108
Tax credits                                                (56)     --        --
Other, net                                                  14       3       (16)
                                                          ----    ----   -------
Income tax benefit                                        $(92)   $(54)  $  (270)
                                                          ====    ====   =======
Effective income tax rate                                  -27%    -15%       21%
                                                          ====    ====   =======

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2003 and 2002, were as follows:

-------------------------------------------------------------------------------
In millions                                                     2003      2002
-------------------------------------------------------------------------------
Deferred tax assets:
   Postretirement benefit accruals                            $   372   $   363
   Prepaid pension costs                                          322       397
   Alternative minimum and other tax credits                      474       423
   Net operating loss carryforwards                             1,703     1,295
   Compensation reserves                                          196       174
   Legal reserves                                                 147       174
   Other                                                          449       527
                                                              -------   -------
   Gross deferred tax assets                                    3,663     3,353
   Less: valuation allowance                                     (148)     (169)
                                                              -------   -------
   Net deferred tax assets                                    $ 3,515   $ 3,184
                                                              =======   =======

Deferred tax liabilities:
   Plants, properties, and equipment                          $(2,867)  $(2,832)
   Forestlands                                                 (1,153)   (1,092)
   Other                                                         (264)     (253)
                                                              -------   -------
   Total deferred tax liabilities                             $(4,284)  $(4,177)
                                                              =======   =======

Net deferred tax liability                                    $  (769)  $  (993)
                                                              =======   =======

The valuation allowance for deferred tax assets as of January 1, 2003, was $169 million. The net change in the total valuation allowance for the year ended December 31, 2003, was a decrease of $21 million.

During 2003, International Paper recorded decreases totaling $123 million in the provision for income taxes for significant items occurring in 2003, including a $13 million reduction in the fourth quarter ($26 million before minority interest) for a favorable settlement with Australian tax authorities of net operating loss carry-forwards, a $60 million reduction in the third quarter reflecting a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits, and a $50 million reduction in the second quarter reflecting a favorable tax audit settlement and benefits from an overseas tax program.

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

International Paper has federal and non-U.S. net operating loss carryforwards that expire as follows: years 2004 through 2013 - $176 million, years 2014 through 2023 - $3.5 billion, and indefinite carryforwards - $704 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $322 million that expire as follows: years 2004 through 2013 - $74 million, and years 2014 through 2023 - $248 million. International Paper also has federal and state tax credit carryforwards that expire as follows: years 2004 through 2013 - $142 million, and indefinite carryforward - $387 million.

Deferred taxes are not provided for temporary differences of approximately $3.3 billion, $2.5 billion and $1.8 billion as of December 31, 2003, 2002 and 2001, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements. At December 31, 2003, total future minimum rental commitments under non-cancelable leases were $911 million, due as follows: 2004 -$187 million, 2005 - $155 million, 2006 - $121 million, 2007 - $102 million,
2008 - $86 million and thereafter -$260 million. Rent expense was $262 million, $267 million and $230 million for 2003, 2002 and 2001, respectively.

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

The first suit, entitled Judy Naef v. Masonite and International Paper, was filed in December 1994 (Hardboard Lawsuit). The plaintiffs alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between January 1, 1980 and January 15, 1998. The Court granted final approval of the settlement on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters in order to qualify for payment with respect to a claim. It also provides for the payment of attorneys' fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs. Those amounts were paid to class counsel in 1998. For siding that was installed between January 1, 1980 and December 31, 1989, claims must be made by January 15, 2005, and for siding installed between January 1, 1990 through January 15, 1998, claims must be made by January 15, 2008.

The second suit, entitled Cosby, et. al. v. Masonite Corporation, et. al., was filed in 1997 (Omniwood Lawsuit). The plaintiffs made allegations with regard to Omniwood siding manufactured by Masonite which were similar to those alleged in the Hardboard Lawsuit. The class consisted of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992 to January 6, 1999. The settlement relating to the Omniwood Lawsuit provides that qualified claims must be made by January 6, 2009, for Omniwood siding that was installed between January 1, 1992 and January 6, 1999.

The third suit, entitled Smith, et. al. v. Masonite Corporation, et. al., was filed in 1995 (Woodruf Lawsuit). The plaintiffs alleged that Woodruf roofing manufactured by Masonite is defective and causes damage to the structure underneath the roofing. The class consisted of all U.S. property owners who had incorporated and installed Masonite Woodruf roofing from January 1, 1980 to January 6, 1999. The settlement relating to the Woodruf Lawsuit provides that for product installed between January 1, 1980 and December 31, 1989, claims must be made by January 6, 2006, and for product installed between January 1, 1990 and January 6, 1999, claims must be made by January 6, 2009.

The Court granted final approval of the settlements of the Omniwood and Woodruf Lawsuits on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters. The settlements also provide for payment of attorneys' fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases. Those amounts were paid in 1999.

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

In connection with the products involved in the lawsuits described above, where there is damage, the process of degradation, once begun, continues until repairs are made. International Paper estimates that approximately four million structures have installed products that are the subject of the Hardboard Lawsuit, 300,000 structures have installed products that are subject to the Omniwood Lawsuit and 86,000 structures have installed products that are the subject of the Woodruf Lawsuit. Masonite stopped selling the products involved in the Hardboard Lawsuit in May 2001, the products involved in the Woodruf Lawsuit in May 1996, and the products involved in the Omniwood Lawsuit in September 1996.

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

Reserve Analysis

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2003, 2002 and 2001.

--------------------------------------------------------------------------------
                                                Hard-   Omni-
In millions                                     board    wood   Woodruf    Total
--------------------------------------------------------------------------------
Balance, December 31, 2000                      $  66   $ 22     $  4     $  92
Additional provision                              187     22       16       225
Payments                                         (143)   (24)     (11)     (178)
Reimbursement under risk-transfer agreement        52     --       --        52
Other                                              17     --       --        17
                                                -----   ----     ----     -----
Balance, December 31, 2001                        179     20        9       208
Additional provision                              305    134       11       450
Payments                                         (161)   (16)      (8)     (185)
Insurance collections                              34     --       --        34
                                                -----   ----     ----     -----
Balance, December 31, 2002                        357    138       12       507
Payments                                         (129)   (21)      (3)     (153)
Insurance collections                              33     --       --        33
                                                -----   ----     ----     -----
Balance, December 31, 2003                      $ 261   $117     $  9     $ 387
                                                =====   ====     ====     =====

Additional Provisions

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

During 2002, tracking of the actual versus projected number of claims filed and average cost per claim indicated that although total claims costs were approximately equal to projected amounts, the number of claims filed was higher than projected, offsetting the effect of lower average claims payment amounts. Accordingly, updated projections were developed by two independent consultants utilizing the most current claims experience data. Principal assumptions used in the development of these projections were that the number of Hardboard claims filed, which account for approximately 85% of all claims costs, would average slightly above current levels until January 2005, then would decline by about 70% in 2005 and remain flat to the end of the claims period. Average claims costs were assumed to continue to decline at the rate experienced during the last twelve months.

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

The first consultant provided two statistical outcomes, with the higher outcome indicating a required provision of approximately $430 million. The second consultant provided a range of possible outcomes, with the most probable outcome indicating a required provision of approximately $475 million. The estimate ranged from a low (a 95% probability that future charges would exceed this amount) of $338 million to a high (5% probability that future charges would exceed this amount) of $635 million. Using these projections, management determined that a provision of $450 million should be recorded in the fourth quarter of 2002 as an estimate of the most probable outcome based on the consultants' projections.

During 2003, claims filed and average costs per claim were in line with 2002 projections and no adjustments of reserve balances were required.

Reserve Balances

At December 31, 2003, net reserves for these matters totaled $387 million, including $261 million for the Hardboard Lawsuit, $117 million for the Omniwood Lawsuit and $9 million for the Woodruf Lawsuit.

At December 31, 2003, there were $33 million of costs associated with claims inspected and not paid ($28 million for Hardboard siding, $4 million for Omniwood and $1 million for Woodruf) and $13 million of costs associated with claims in process and not yet inspected ($10 million for claims related to the Hardboard Lawsuit, $2 million for claims related to the Omniwood Lawsuit and $1 million for claims related to the Woodruf Lawsuit). The reserve at December 31, 2003, was $387 million. The estimated claims reserve includes $341 million for unasserted claims that are probable of assertion.

Claims Statistics

The average settlement cost per claim for the years ended December 31, 2003, 2002, and 2001 for the Hardboard, Omniwood and Woodruf Lawsuits is set forth in the table below:

Average Settlement Cost Per Claim

--------------------------------------------------------------------------------
                                Hardboard          Omniwood          Woodruf
                             ---------------   ---------------   ---------------
                             Single   Multi-   Single   Multi-   Single   Multi-
In thousands                 Family   Family   Family   Family   Family   Family
--------------------------------------------------------------------------------
December 31, 2003             $2.2     $3.0     $3.8     $5.4     $3.9     $1.2
December 31, 2002             $2.4     $4.3     $4.4     $7.7     $4.7     $9.3
December 31, 2001             $3.3     $7.0     $5.9     $6.8     $5.3     $4.2

The above information is calculated by dividing the amount of claims paid by the number of claims paid.

Through December 31, 2003, net settlement payments totaled $732 million ($604 million for claims relating to the Hardboard Lawsuit, $85 million for claims relating to the Omniwood Lawsuit and $43 million for claims relating to the Woodruf Lawsuit), including $51 million of non-refundable attorneys' advances discussed above ($47.5 million for the Hardboard Lawsuit and $1.7 million for each of the Omniwood Lawsuit and Woodruf Lawsuit). Also, payments of $36 million have been made to the attorneys for the plaintiffs in the Hardboard, Omniwood and Woodruf Lawsuits. In addition, International Paper has received $94 million related to the Hardboard Lawsuit from our insurance carriers through December 31, 2003. International Paper has the right to terminate each of the settlements after seven years from the dates of final approval. The liability for these matters has been retained after the sale of Masonite.

The following table shows an analysis of claims statistics related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2003, 2002 and 2001.

Claims Activity

------------------------------------------------------------------------------------------------------
In thousands                Hardboard          Omniwood          Woodruf            Total
                         ---------------   ---------------   ---------------   ---------------
No. of                   Single   Multi-   Single   Multi-   Single   Multi-   Single   Multi-
Claims Pending           Family   Family   Family   Family   Family   Family   Family   Family   Total
------------------------------------------------------------------------------------------------------
December 31, 2000          15.9     4.5      1.0      0.2      1.2      0.2      18.1     4.9     23.0
No.of Claims Filed         46.2     8.7      2.2      0.4      1.9      0.1      50.3     9.2     59.5
No.of Claims Paid         (23.1)   (6.1)    (1.4)    (0.2)    (1.2)    (0.1)    (25.7)   (6.4)   (32.1)
No.of Claims Dismissed     (9.0)   (1.7)    (0.4)    (0.1)    (0.4)      --      (9.8)   (1.8)   (11.6)

December 31, 2001          30.0     5.4      1.4      0.3      1.5      0.2      32.9     5.9     38.8
No.of Claims Filed         48.3    10.9      3.5      0.5      1.4      0.1      53.2    11.5     64.7
No.of Claims Paid         (36.0)   (9.2)    (2.6)    (0.4)    (1.3)      --     (39.9)   (9.6)   (49.5)
No.of Claims Dismissed    (13.7)   (3.1)    (0.4)      --     (0.5)      --     (14.6)   (3.1)   (17.7)

December 31, 2002          28.6     4.0      1.9      0.4      1.1      0.3      31.6     4.7     36.3
No.of Claims Filed         45.0     9.2      4.9      0.3      1.0       --      50.9     9.5     60.4
No.of Claims Paid         (30.9)   (7.1)    (4.1)    (0.2)    (0.9)      --     (35.9)   (7.3)   (43.2)
No.of Claims Dismissed    (16.3)   (3.3)    (0.9)      --     (0.4)      --     (17.6)   (3.3)   (20.9)

December 31, 2003          26.4     2.8      1.8      0.5      0.8      0.3      29.0     3.6     32.6

Insurance Matters

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the "Indemnification Lawsuit") because of their refusal to indemnify International Paper and Masonite for, among other things, the settlement relating to the Hardboard Lawsuit and the refusal of one insurer, Employer's Insurance of Wausau, to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite's claim that Wausau breached its duty to defend (the "Breach of Duty Lawsuit") was conducted in a state court in California. The jury found that Wausau had breached its duty to defend Masonite and awarded Masonite $13 million for its expense to defend the Hardboard Lawsuit; an additional $12 million in attorneys' fees and interest for Masonite's expense to prosecute the Breach of Duty Lawsuit based on a finding that Wausau had acted in bad faith in refusing to defend the Hardboard Lawsuit and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys' fees which Masonite had incurred in the trial of the Breach of Duty Lawsuit. As of July 31, 2003, all post-trial motions brought by Wausau seeking to upset the jury verdict have been denied, but the court has not yet entered a judgment. Masonite has agreed to pay amounts equal to the proceeds of its bad faith and punitive damage award to International Paper and has assigned its breach of contract claim against Wausau to International Paper.

Because of the uncertainties inherent in the Breach of Duty Lawsuit, including the outcome of any appeal that Wausau may take, International Paper is unable to estimate the amount that may ultimately be recovered in connection with the Breach of Duty Lawsuit.

The trial of the Indemnification Lawsuit against 22 insurers (the "Defendants") began in April 2003 to recover $470 million paid to claimants pursuant to the settlement of the Hardboard Lawsuit through May 2003. In July 2003, the jury determined that $383 million of International Paper's payments to settle these claims are covered by its insurance policies (the "Phase I verdict"). The next phase of the case will determine how much of the $383 million can be allocated to the policies of the Defendants. The Company anticipates that, before a judgment is entered, the California court will also make a determination about indemnification for future claims based on the Phase I verdict. The court will also determine whether amounts paid and to be paid to the plaintiff class counsel pursuant to the settlement of the Hardboard Lawsuit, and administrative expenses that have been and will be incurred in connection with that settlement, are covered by insurance. The Company is presently engaged in court-ordered mediation with several of the Defendants.

As noted above, no judgment has yet been entered on the verdicts in either the Breach of Duty Lawsuit or the Indemnification Lawsuit. It is difficult to predict when the judgment will be entered. This judgment will be subject to appeal when entered. Because of the uncertainties inherent in the litigation, including the outcome of any appeal, International Paper is unable to estimate the amount that it ultimately may recover against its insurance carriers.

In addition to the foregoing proceedings, the Company intends to seek indemnification from other insurance carriers in arbitration proceedings as required by the policies.

As of December 31, 2003, International Paper had received an aggregate of $94 million in settlement payments from certain of its insurance carriers which had been named as defendants in the Indemnification Lawsuit, and received the payment of an additional $10 million in January 2004 from one of the settling insurers.

Under an alternative risk-transfer agreement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Hardboard Lawsuit if payments by International Paper with respect thereto exceeded a specified retention that was indexed to account for inflation over a several year period. The agreement with the third party is in excess of liability insurance recoveries obtained by International Paper, which are the subject of the separate litigation referred to above. Accordingly, International Paper believes that the obligation of the third party with respect to this agreement does not constitute "other valid and collectible insurance" that would either eliminate or otherwise affect the Company's right to collect insurance coverage available to it and Masonite under the insurance policies, which are the subject of this separate litigation. At December 31, 2001, International Paper had received the $100 million from the third party.

A dispute between International Paper and the third party, concerning a number of issues, including the relationship of the contract funding obligation to insurance proceeds recovered in the Indemnification Lawsuit, was the subject of an arbitration commenced in 2002 by the third party in London, England and scheduled to begin February 9, 2004. Before the hearing started, the parties settled the dispute. Under the settlement, International Paper has agreed to pay the third party a portion of insurance proceeds recovered by International Paper under its insurance policies, beginning on January 1, 2004 and thereafter, up to a maximum of $95 million. The precise amount that International Paper will pay to the third party under the settlement will depend upon, and will be in proportion to, the amount of insurance recoveries received by International Paper in the future.

While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

Antitrust Matters

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation (acquired by International Paper in 1999), and other manufacturers of linerboard (the "Defendants"). These suits allege that the Defendants conspired to fix prices for corrugated sheets and containers during the period October 1, 1993, through November 30, 1995. These lawsuits, which seek injunctive relief as well as treble damages and other costs associated with the litigation, were consolidated and, on September 4, 2001, certified as a class action. On September 22, 2003, International Paper, along with Weyerhaeuser Co. and Georgia-Pacific Corp., agreed with the class plaintiffs to settle the litigation for an aggregate amount of $68 million. The settlement, of which International Paper's and Union Camp's shares totaled $24.4 million, was approved by the court in an order entered on December 10, 2003.

Twelve opt-out complaints, most with multiple plaintiffs, have been filed in various federal district courts around the country. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. All of the remaining federal opt-out cases have been consolidated for pre-trial purposes in the federal court in the Eastern District of Pennsylvania. Discovery in the federal opt-out cases is scheduled to conclude September 30, 2004. Additionally, one opt-out case has been filed in state court in Kansas. Defendants removed the matter to federal court, but the federal court in Wichita remanded it on December 19, 2003. The Defendants have sought further review of the remand decision.

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper's Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors between January 1, 1994 and June 30, 2000. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. These cases have been consolidated in federal district court in New York. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and the District of Columbia. The case in New York state court and one of the two Michigan cases have been dismissed, while all of the other state cases have been stayed. On June 17, 2003, the federal district court certified the consolidated federal cases as a class action. Thirty-one plaintiffs have opted not to participate in the class litigation. Discovery in the federal case regarding liability is complete, and dispositive motions are scheduled for hearing on April 23, 2004. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases.

Summary

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the other lawsuits or claims that are pending or threatened, or all of them combined, including the preceding antitrust matters, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 11 SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories by major category were:

--------------------------------------------------------------------------------
In millions at December 31                                        2003     2002
--------------------------------------------------------------------------------
Raw materials                                                    $  467   $  469
Finished pulp, paper and packaging products                       1,785    1,694
Finished lumber and panel products                                  182      158
Operating supplies                                                  533      517
Other                                                                16       41
                                                                 ------   ------
Inventories                                                      $2,983   $2,879
                                                                 ======   ======

While inventory quantities decreased from December 31, 2002 to December 31, 2003, U.S. dollar inventory amounts increased due to the effect of currency translation rates.

The last-in, first-out inventory method is used to value most of International Paper's U.S. inventories. Approximately 68% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $133 million and $150 million at December 31, 2003 and 2002, respectively.

Plants, properties and equipment by major classification were:

--------------------------------------------------------------------------------
In millions at December 31                                       2003      2002
--------------------------------------------------------------------------------
Pulp, paper and packaging facilities
   Mills                                                       $21,407   $21,998
   Packaging plants                                              6,196     6,168
Wood products facilities                                         2,205     1,963
Other plants, properties and equipment                           2,091     2,135
                                                               -------   -------
Gross cost                                                      31,899    32,264
Less: Accumulated depreciation                                  17,624    18,097
                                                               -------   -------
Plants, properties and equipment, net                          $14,275   $14,167
                                                               =======   =======

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Capitalized net interest costs were $9 million in 2003, $12 million in 2002 and $13 million in 2001. Interest payments made during 2003, 2002 and 2001 were $855 million, $904 million and $986 million, respectively. Total interest expense was $875 million in 2003, $891 million in 2002 and $1.1 billion in 2001.

NOTE 12 DEBT AND LINES OF CREDIT

In December 2003, International Paper completed a private placement with registration rights of $500 million 4.25% notes due January 15, 2009 and $500 million 5.50% notes due January 15, 2014. The net proceeds from the notes were used in January 2004 for the redemption of all of the outstanding $805 million aggregate principal amount of International Paper Capital Trust III 7 7/8% Capital Securities originally due December 1, 2038 and for the repayment or early retirement of other debt.

In conjunction with the Company's adoption of FIN 46(R) (see Note 4), Long-term debt at December 31, 2003 (1) increased by $50 million due to the consolidation of an entity that was formerly treated as an operating lease arrangement; (2) decreased by $460 million due to the deconsolidation of an entity that had previously been consolidated; and (3) increased by a net $100 million upon the deconsolidation of an entity created in June 2002. The net $100 million increase included an addition to debt of $450 million representing International Paper's obligations to the deconsolidated entity and a reduction of $350 million due to the deconsolidation of third-party debt owed by the entity.

Also, related to the application of FIN 46 to certain entities effective July 1, 2003, International Paper deconsolidated two Trusts that hold approximately $1.3 billion of Mandatorily Redeemable Preferred Securities, previously classified as a separate line item on the Company's balance sheet, and recorded approximately $1.3 billion of borrowings from the Trusts as Long-term debt.

In December 2003, International Paper exercised its option to redeem the securities of one of the Trusts effective January 2004, and consequently, reclassified $830 million to current maturities of long-term debt.

The implementation of FIN 46 and FIN 46(R) had no adverse effect on existing debt covenants.

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

A pre-tax early debt retirement benefit of $1 million related to the redemptions discussed above is included in Restructuring and other charges in the accompanying consolidated statement of earnings.

In October 2002, International Paper completed a private placement with registration rights of $1.0 billion aggregate principal amount 5.85% notes due October 30, 2012. On November 15, 2002, the sale of an additional $200 million principal amount of 5.85% notes due October 30, 2012 was completed. The net proceeds of these sales were used to refinance most of International Paper's $1.2 billion aggregate principal amount of 8% notes due July 8, 2003, that were issued in connection with the Champion acquisition. The pre-tax early retirement cost of $41 million is included in Restructuring and other charges in the accompanying consolidated statement of earnings.

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

A summary of long-term debt follows:

--------------------------------------------------------------------------------
In millions at December 31                                       2003      2002
--------------------------------------------------------------------------------
8 7/8% to 10.5% notes - due 2004 - 2012                        $   392   $   436
8 7/8% notes - due 2004                                            305       306
9.25% debentures - due 2011                                        125       125
8 3/8% to 9 1/2% debentures - due 2015 - 2024                      300       300
8 1/8% notes - due 2005                                          1,000     1,000
7 7/8% subordinated debentures - due 2004                          830        --
7% to 7 7/8% notes - due 2004 - 2007                             1,041       946
6 7/8% to 8 1/8% notes - due 2023 - 2029                           544       742
6.75% notes - due 2011                                           1,000     1,000
6.65% notes - due 2037                                              94        94
6.5% notes - due 2007                                              149       149
6.4% to 7.75% debentures - due 2023 - 2027                         791       878
6 1/8% notes                                                        --       200
5.85% notes - due 2012                                           1,202     1,202
5 1/4% convertible subordinated debentures - due 2025              464        --
5.3% to 5.5% notes - due 2014 - 2015                             1,197        --
5 3/8% euro notes - due 2006                                       308       255
5 1/8% debentures - due 2012                                        99        95
3.8% to 4.25% notes - due 2008 - 2009                              799        --
Zero-coupon convertible debentures - due 2021                    1,099     1,058
Medium-term notes - due 2004 - 2009 (a)                             52        82
Floating rate notes - due 2006 - 2010 (b)                        1,127     1,499
Environmental and industrial development
   bonds - due 2004 - 2033 (c,d)                                 2,317     2,337
Commercial paper and bank notes (e)                                 53        44
Other (f)                                                          249       294
                                                               -------   -------
Total (g)                                                       15,537    13,042
Less: Current maturities                                         2,087        --
                                                               -------   -------
Long-term debt                                                 $13,450   $13,042
                                                               =======   =======

(a) The weighted average interest rate on these notes was 8.1% in 2003 and 8.2% in 2002.

(b) The weighted average interest rate on these notes was 2.4% in 2003 and 2.1% in 2002.

(c) The weighted average interest rate on these bonds was 5.8% in 2003 and 5.9% in 2002.

(d) Includes $23 million of bonds at December 31, 2003, and $97 million of bonds at December 31, 2002, which may be tendered at various dates and/or under certain circumstances.

(e) The weighted average interest rate was 4.5% in 2003 and 4.9% in 2002. Includes $40 million in 2003 of non-U.S. dollar denominated borrowings with a weighted average interest rate of 5.1%.

(f) Includes $86 million at December 31, 2003, and $111 million at December 31, 2002, related to interest rate swaps treated as fair value hedges.

(g) The fair market value was approximately $16.4 billion at December 31, 2003, and $13.7 billion at December 31,2002.

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

In June 2001, International Paper completed a private placement offering of $2.1 billion principal amount at maturity zero-coupon Convertible Senior Debentures due June 20, 2021, which yielded net proceeds of approximately $1.0 billion. The debt accretes to face value at maturity at a rate of 3.75% per annum, subject to annual upward adjustment after June 20, 2004 if International Paper's stock price falls below a certain level for a specified period. The securities are convertible into shares of International Paper common stock at the option of debenture holders subject to certain conditions as defined in the debt agreement. The repurchase may be for International Paper common stock or cash, or a combination of both, at the Company's option. International Paper may be required to repurchase the securities on June 20th in each of the years 2004, 2006, 2011 and 2016 at a repurchase price equal to the accreted principal amount to the repurchase date. International Paper also has the option to redeem the securities on or after June 20, 2006 under certain circumstances. The net proceeds of this issuance were used to retire higher interest rate commercial paper borrowings.

Total maturities of long-term debt over the next five years are 2004 - $2.1 billion, 2005 - $1.2 billion, 2006 - $2.2 billion, 2007 - $556 million and 2008
- $342 million.

At December 31, 2003 and 2002, International Paper classified $1.5 billion and $485 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the $1.5 billion credit facility described below.

At December 31, 2003, International Paper's unused contractually committed bank credit agreements amounted to $2.25 billion. The agreements generally provide for interest rates at a floating rate index plus a predetermined margin dependent upon International Paper's credit rating. A $750 million agreement extends through March 2004, and has a facility fee of 0.15% that is payable quarterly. The Company is currently negotiating a new five-year credit facility to replace this facility. A $1.5 billion credit facility extends through March 2006, and has a facility fee of 0.15% that is payable quarterly. In addition, International Paper has up to $650 million of commercial paper financings available under a receivables securitization program established in December 2001. The program extends through December 2004 with a facility fee of 0.20%.

CHH has one multi-currency credit facility that supports its commercial paper program. The $222 million line of credit matures in three tranches from 2005 to 2007. The facility fee ranges from 0.41% to 0.49% at current credit ratings and is payable quarterly.

At December 31, 2003, outstanding debt included approximately $53 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and our credit rating.

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

NOTE 13 DERIVATIVES AND HEDGING ACTIVITIES

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

Interest Rate Risk

Interest rate swaps may be used to manage interest rate risks associated with International Paper's debt. Some of these instruments qualify for hedge accounting in accordance with SFAS No. 133 and others do not. Interest rate swap agreements with a total notional amount at December 31, 2003, of approximately $800 million and maturities ranging from one to 21 years do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a pre-tax charge of approximately $20 million to earnings. For the years ended December 31, 2003, 2002 and 2001, the change in fair value of the swaps was immaterial.

The remainder of International Paper's interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2003 and 2002, outstanding notional amounts for its interest rate swap fair value hedges amounted to approximately $2.1 billion and $1.9 billion, respectively. The fair values of these swaps were net assets of approximately $91 million and $141 million at December 31, 2003 and 2002, respectively.

In November 2002, interest rate swaps with a notional value of $550 million were terminated in connection with the early retirement of International Paper's $1.2 billion notes due in July 2003. The resulting gain of approximately $6 million is included in Restructuring and other charges in the accompanying consolidated statement of earnings (see Note 6).

During 2002, International Paper entered into agreements to fix interest rates on an anticipated $1.15 billion issuance of debt. Upon issuance of the debt in the fourth quarter of 2002, these agreements generated a pre-tax loss of $2.8 million that was recorded in Accumulated other comprehensive income (OCI). This amount is being amortized to interest expense over the term of the bonds through October 30, 2012, yielding an effective interest rate of 5.94%.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper currently uses swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges with maturities of 12 months or less are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in OCI. On the date a contract matures, the gain or loss is reclassified into cost of products sold concurrently with the recognition of the commodity purchased. For the years ended December 31, 2003, 2002 and 2001, International Paper reclassified from OCI, after-tax gains of $24 million and after-tax losses of $10 million and $48 million, respectively. This amount represents the after-tax cash settlements on the maturing energy hedge contracts. Unrealized after-tax gains of $12 million and $24 million and after-tax losses of $69 million were recorded to OCI during the years ended December 31, 2003, 2002 and 2001, respectively. After-tax gains of approximately $3 million as of December 31, 2003, are expected to be reclassified into earnings in 2004.

Foreign Currency Risk

International Paper's policy has been to hedge certain investments in foreign operations with borrowings denominated in the same currency as the operation's functional currency or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the foreign operation's net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. For the years ended December 31, 2003, 2002 and 2001, net losses included in the cumulative translation adjustment on derivative and debt instruments hedging foreign net investments amounted to $89 million, $46 million and $23 million after taxes and minority interest, respectively.

Long-term cross-currency and interest rate swaps and short-term currency swaps are used to mitigate the risk associated with changes in foreign exchange rates, which will affect the fair value of debt denominated in a foreign currency. These hedges existing as of December 31, 2003, totaling a net fair value liability of $150 million have not been designated as hedges pursuant to SFAS No. 133. The impact on earnings from changes in the derivative values is substantially offset by the earnings impact from remeasuring the foreign currency debt each period.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of four years or less as of December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, net unrealized gains totaling $53 million, $49 million and $2 million after taxes and minority interest, respectively, were recorded to OCI. Gains (losses) after taxes and minority interest of $41 million, $14 million and ($2) million were reclassified to earnings for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, gains of $26 million after taxes and minority interest are expected to be reclassified to earnings in 2004. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions.International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 14  CAPITAL STOCK

The authorized capital stock at both December 31, 2003 and 2002 consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

NOTE 15  RETIREMENT PLANS

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

U.S. Defined Benefit Plans

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made no contribution in 2002 or 2003 and does not expect to make any contribution in 2004 to the qualified defined benefit plan. The nonqualified plan is only funded to the extent of benefits paid which are expected to be $46 million in 2004.

Net Periodic Pension Expense (Income)

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

Net periodic pension expense (income) for qualified and nonqualified defined benefit plans comprised the following:

--------------------------------------------------------------------------------
In millions                                                2003    2002    2001
--------------------------------------------------------------------------------
Service cost                                              $ 107   $  96   $ 101
Interest cost                                               469     466     459
Expected return on plan assets                             (598)   (663)   (727)
Actuarial loss                                               57       7       6
Amortization of prior service cost                           25      19      20
                                                          -----   -----   -----
Net periodic pension expense (income) (a)                 $  60   $ (75)  $(141)
                                                          =====   =====   =====

(a) Excludes $14.9 million, $3 million and $75 million of expense in 2003, 2002 and 2001, respectively, for curtailment, settlement and special termination benefit charges relating to divestitures and restructurings that were recorded in Restructuring and other charges and Net (gains) losses on sales and impairments of businesses held for sale in the consolidated statement of earnings.

The change in 2003 to net pension expense from income in 2002 was principally due to a reduction in the expected long-term rate of return on plan assets and an increase in the amortization of unrecognized actuarial losses, with smaller impacts from reductions in the discount rate and the assumed rate of future compensation increase. The decrease in 2002 U.S. pension income was principally due to reductions in the expected long-term rate of return on plan assets and reductions in the assumed discount rate and in the assumed rate of future compensation increase.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 87, "Employers' Accounting for Pensions." These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year.

Weighted average assumptions used to determine net pension expense (income) for 2003, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------
                                                            2003   2002    2001
--------------------------------------------------------------------------------
Discount rate                                               6.50%  7.25%   7.50%
Expected long-term return on plan assets                    8.75%  9.25%  10.00%
Rate of compensation increase                               3.75%  4.50%   4.75%

Weighted average assumptions used to determine benefit obligations as of December 31, 2003 and 2002, were as follows:

--------------------------------------------------------------------------------
                                                                    2003   2002
--------------------------------------------------------------------------------
Discount rate                                                       6.00%  6.50%
Rate of compensation increase                                       3.25%  3.75%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan's investment portfolio. Projected rates of return are developed through an asset/liability study, in which projected returns for each of the plan's asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. To calculate pension expense for 2004, the Company will use an expected long-term rate of return on plan assets of 8.75%, a discount rate of 6.00% and an assumed rate of compensation increase of 3.25%. The Company estimates that it will record net pension expense of approximately $106 million for its U.S. defined benefit plans in 2004, principally reflecting the increased amortization of unrecognized actuarial losses and a decrease in the assumed discount rate to 6.00% in 2004 from 6.50% in 2003.

The following illustrates the effect on pension expense for 2004 of a 25 basis point decrease in these assumptions:

--------------------------------------------------------------------------------
In millions                                                                2004
--------------------------------------------------------------------------------
Expense/(Income):
   Discount rate                                                            $17
   Expected long-term return on plan assets                                  17
   Rate of compensation increase                                             (4)

Investment Policy / Strategy

Plan assets are invested to maximize returns within prudent levels of risk and to maintain full funding of the benefit obligations. The target allocations by asset class are summarized below. Investments are diversified across classes and within each class to minimize risk. The investment policy permits the use of swaps, options, forwards and futures contracts. Periodic reviews are made of investment policy objectives and investment managers.

International Paper's pension plan asset allocation at December 31, 2003 and 2002, and target allocations by asset category are as follows:

------------------------------------------------------------------------------------
                                                                      Percentage of
                                                                       Plan Assets
                                                                     at December 31,
                                                          Target     ---------------
Asset Category                                         Allocations     2003   2002
------------------------------------------------------------------------------------
Equity securities                                       52% - 63%        62%    57%
Debt securities                                         26% - 34%        27%    30%
Real estate                                              5% - 10%         8%     8%
Other                                                    2% -  8%         3%     5%
                                                                        ---    ---
Total                                                                   100%   100%
                                                                        ===    ===

No plan assets were invested in International Paper common stock at December 31, 2003. Equity securities included $25 million (0.4% of total plan assets) of International Paper common stock at December 31, 2002.

At December 31, 2003, total future pension benefit payments are estimated as follows:

--------------------------------------------------------------------------------
In millions
--------------------------------------------------------------------------------
Estimated Future Benefit Payments
2004                                                                      $  503
2005                                                                         472
2006                                                                         476
2007                                                                         480
2008                                                                         488
2009 - 2013                                                                2,638

Minimum Pension Liability Adjustment

At December 31, 2002, International Paper's qualified defined benefit pension plan had a prepaid benefit cost of approximately $1.7 billion. At the same date, the market value of the plan assets was less than the accumulated benefit obligation (ABO) for this plan. In accordance with the requirements of SFAS No. 87, the prepaid asset was reversed and an additional minimum liability of $2,677 million was established equal to the shortfall of the market value of plan asset below the ABO plus the prepaid benefit cost. This resulted in an after-tax direct charge to Accumulated other comprehensive income (OCI) of $1.5 billion, with no impact on earnings, earnings per share or cash. This reduction to Shareholders' equity had no adverse affect on International Paper's debt covenants.

At December 31, 2003, a strong actual return on plan assets in the 2003 fourth quarter increased the market value of plan assets by more than the increase in the ABO, resulting in a reduction, since December 31, 2002, in the required additional minimum pension liability. As a result, at December 31, 2003, after-tax OCI was recognized in the amount of $163 million.

International Paper also incurred adjustments to the nonqualified plan additional minimum liabilities and recorded charges to OCI of $13 million and $3 million, at December 31, 2003 and 2002, respectively.

The following table summarizes the projected and accumulated benefit obligations and fair value of plan assets for the qualified and nonqualified defined benefit plans at December 31, 2003 and 2002:

--------------------------------------------------------------------------------
In millions                                                       2003     2002
--------------------------------------------------------------------------------
Projected benefit obligation                                     $7,899   $7,111
Accumulated benefit obligation                                    7,572    6,786
Fair value of plan assets                                         6,436    5,584

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 15 years) to the extent that they are not offset by gains and losses in subsequent years. Unrecognized actuarial losses in the table below decreased during 2003 to approximately $2.6 billion from approximately $2.9 billion in 2002, due principally to the actual return on plan assets exceeding the expected return in 2003. While actual future amortization charges will be affected by future gains/losses, amortization of cumulative unrecognized losses as of December 31, 2003, is expected to increase pension expense by approximately $30 million in 2004, $20 million in 2005 and $10 million in 2006.

The following table shows the changes in the benefit obligation and plan assets for 2003 and 2002, and the plans' funded status and amounts recognized in the consolidated balance sheet as of December 31, 2003 and 2002. The benefit obligation as of December 31, 2003, increased by $788 million, principally as a result of a decrease in the discount rate used in computing the estimated benefit obligation. Plan assets increased $852 million principally reflecting higher market returns.

--------------------------------------------------------------------------------
In millions                                                     2003      2002
--------------------------------------------------------------------------------
Change in projected benefit obligation:
   Benefit obligation, January 1                              $ 7,111   $ 6,419
   Service cost                                                   107        96
   Interest cost                                                  469       466
   Actuarial loss                                                 555       533
   Benefits paid                                                 (486)     (466)
   Divestitures (a)                                                --         6
   Restructuring (b)                                              (13)       (3)
   Special termination benefits (c)                                 6         2
   Plan amendments                                                150        58
                                                              -------   -------
   Benefit obligation, December 31                            $ 7,899   $ 7,111
                                                              =======   =======

Change in plan assets:
   Fair value of plan assets, January 1                       $ 5,584   $ 6,502
   Actual return on plan assets                                 1,318      (486)
   Company contributions                                           18        15
   Benefits paid                                                 (486)     (466)
   Acquisitions                                                     4        --
   Divestitures (a)                                                (2)       19
                                                              -------   -------
   Fair value of plan assets, December 31                     $ 6,436   $ 5,584
                                                              =======   =======
Funded status                                                 $(1,463)  $(1,527)
Unrecognized actuarial loss                                     2,645     2,888
Unamortized prior service cost                                    300       180
                                                              -------   -------
Prepaid benefit costs                                         $ 1,482   $ 1,541
                                                              =======   =======

Amounts recognized in the consolidated balance sheet consist of:

      Prepaid benefit cost                                    $    --   $    --
      Accrued benefit liability                                (1,136)   (1,202)
      Intangible asset                                            300       180
      Minimum pension liability adjustment
         included in accumulated other
         comprehensive income                                   2,318     2,563
                                                              -------   -------
Net amount recognized                                         $ 1,482   $ 1,541
                                                              =======   =======

(a) Included in Net (gains) losses on sales and impairments of businesses held for sale in the consolidated statement of earnings is $8.8 million for 2002, in curtailment losses and $10.6 million for 2002, in settlement gains related to the divestitures of Masonite, Flexible Packaging, Decorative Products and other smaller businesses.

(b) Included in Restructuring and other charges are $8.3 million and $2.6 million for 2003 and 2002, respectively, in curtailment losses relating to a cost reduction program and facility rationalizations.

(c) Included in Restructuring and other charges are $6.3 million and $2.4 million for 2003 and 2002, respectively, for special termination benefits attributable to the elimination of approximately 535 positions and 465 positions for 2003 and 2002, respectively, in connection with facility rationalizations.

Non-U.S. Defined Benefit Plans

Generally, International Paper's non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

--------------------------------------------------------------------------------
In millions                                                  2003   2002   2001
--------------------------------------------------------------------------------
Service cost                                                 $ 28   $ 22   $ 18
Interest cost                                                  29     25     22
Expected return on plan assets                                (24)   (24)   (22)
Actuarial loss                                                  5      1     --
Amortization of prior
   service cost                                                 1      1     --
Curtailment gain                                               (1)    --     --
Estimated expenses                                              1      1      1
                                                             ----   ----   ----
Net periodic pension
   expense                                                   $ 39   $ 26   $ 19
                                                             ====   ====   ====

The following table shows the changes in the benefit obligation for 2003 and 2002.

-------------------------------------------------------------------------------
In millions                                                         2003   2002
-------------------------------------------------------------------------------
Change in projected benefit obligation:
   Benefit obligation, January 1                                    $422   $366
   Obligations for plans excluded
      in prior year                                                   15     --
   Service cost                                                       28     23
   Interest cost                                                      29     25
   Plan participants' contributions                                    4      3
   Plan amendments                                                    --      1
   Acquisitions                                                       --      2
   Settlement / curtailment gains                                     (1)    (2)
   Actuarial loss                                                     18      9
   Benefits paid                                                     (24)   (25)
   Effect of foreign currency exchange
   rate movements                                                     96     20
                                                                    ----   ----
Benefit obligation, December 31                                     $587   $422
                                                                    ====   ====

The fair value of plan assets for non-U.S. plans as of December 31, 2003, amounted to $423 million. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $293 million, $255 million and $183 million, respectively. Plan assets consist principally of common stocks and fixed income securities. International Paper incurred adjustments to the non-U.S. plans' additional minimum liabilities, and recorded charges to OCI of $4 million and $21 million after taxes and minority interest at December 31, 2003 and 2002, respectively.

Other Plans

International Paper sponsors defined contribution plans (primarily 401(k)) to provide substantially all U.S. salaried and certain hourly employees of International Paper an opportunity to accumulate personal funds for their retirement. Contributions may be made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, International Paper matches the employees' basic voluntary contributions. Such matching contributions to the plans were approximately $95 million, $66 million and $78 million for the plan years ending in 2003, 2002 and 2001, respectively. The net assets of these plans approximated $4 billion as of the 2003 plan year-end including approximately $836 million (21%) in International Paper common stock.

NOTE 16 POSTRETIREMENT BENEFITS

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost presented below do not reflect the effects of the Act on our plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require International Paper to change previously reported information.

The components of postretirement benefit expense in 2003, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------
In millions                                                  2003   2002   2001
--------------------------------------------------------------------------------
Service cost                                                 $  7   $  8   $ 10
Interest cost                                                  54     59     56
Actuarial loss                                                 23     12     --
Amortization of prior
   service cost                                               (29)   (20)   (10)
                                                             ----   ----   ----
Net postretirement
   benefit cost (a)                                          $ 55   $ 59   $ 56
                                                             ====   ====   ====

(a) Excludes $4 million, $2.3 million and $9 million of income in 2003, 2002 and 2001, respectively, for curtailments and special termination benefits that were recorded in Restructuring and other charges and Net (gains) losses on sales and impairments of businesses held for sale in the consolidated statement of earnings.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

The weighted average assumptions used to determine net cost for the years ended December 31, 2003, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
                                                             2003   2002   2001
-------------------------------------------------------------------------------
Discount rate                                                6.38%  7.25%  7.50%
Health care cost trend
   rate assumed for next year                                9.00%  9.00%  6.00%
Rate that the cost trend
   rate gradually declines to                                5.00%  5.00%  5.00%
Year that the rate reaches
   the rate it is assumed
   to remain                                                 2007   2006   2003

The weighted average assumptions used to determine the benefit obligation at December 31, 2003 and 2002, were as follows:

-------------------------------------------------------------------------------
                                                                   2003   2002
-------------------------------------------------------------------------------
Discount rate                                                      6.00%   6.50%
Health care cost trend
   rate assumed for next year                                     10.00%  10.00%
Rate that the cost trend
   rate gradually declines to                                      5.00%   5.00%
Year that the rate reaches
   the rate it is assumed
   to remain                                                       2008    2007

A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2003 by $65 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2003 by $60 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $4 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2003 and 2002.

-------------------------------------------------------------------------------
In millions                                                       2003     2002
-------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation, January 1                                $   890   $ 856
   Service cost                                                       7       8
   Interest cost                                                     54      59
   Participants' contributions                                       31      29
   Actuarial loss                                                   292     175
   Benefits paid                                                   (134)   (121)
   Plan amendments                                                 (141)   (111)
   Divestitures (a)                                                  --      (5)
   Special termination benefits (b)                                   1      --
                                                                -------   -----
   Benefit obligation, December 31                              $ 1,000   $ 890
                                                                =======   =====

Change in plan assets:
   Fair value of plan assets, January 1                         $    --   $  --
   Company contributions                                            103      92
   Participants' contributions                                       31      29
   Benefits paid                                                   (134)   (121)
                                                                -------   -----
   Fair value of plan assets, December 31                       $    --   $  --
                                                                =======   =====
Funded status                                                   $(1,000)  $(890)
Unamortized prior service cost                                     (267)   (160)
Unrecognized actuarial loss                                         510     242
                                                                -------   -----
Accrued benefit cost                                            $  (757)  $(808)
                                                                =======   =====

(a) Included in Net (gains) losses on sales and impairments of businesses held for sale in 2002 were curtailment gains of $1 million related to the sales of Masonite, Flexible Packaging, Decorative Products and other smaller businesses.

(b) Includes $1.3 million in 2003 for special termination benefits attributable to the elimination of 37 positions in connection with a cost reduction program.

At December 31, 2003, estimated total future postretirement benefit payments, net of participant contributions are as follows:

--------------------------------------------------------------------------------
In millions
--------------------------------------------------------------------------------
Estimated Future Benefit Payments
2004                                                                        $104
2005                                                                         104
2006                                                                         104
2007                                                                         102
2008                                                                          98
2009 - 2013                                                                  448

In addition to the U.S. plan, certain Canadian and Brazilian employees are eligible for retiree health care and life insurance. Net postretirement benefit cost for our non-U.S. plans was $5 million for 2003 and $2 million for 2002. The benefit obligation for these plans was $43 million in 2003 and $9 million in 2002.

NOTE 17 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of nonemployee members of the Board of Directors (Committee) who are not eligible for awards. Also, stock appreciation rights (SAR's) have been awarded to employees of a non-U.S. subsidiary, with 9,710 and 17,745 issued and outstanding at December 31, 2003 and 2002, respectively. We also have other performance-based restricted share/unit programs available to senior executives and directors.

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

Under the current program, officers and certain other employees may be granted options to purchase International Paper common stock. The option price is the market price of the stock on the close of business on the day prior to the date of grant. During 2001, the program was changed so that options must be vested before they can be exercised. Upon exercise of an option, a replacement option may be granted under certain circumstances with an exercise price equal to the market price at the time of exercise and with a term extending to the expiration date of the original option. Beginning in 2004, all senior executives and certain other officers will no longer receive stock option awards. Instead, the Board of Directors approved performance share awards for these affected participants in 2004.

For pro forma disclosure purposes, the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively:

-------------------------------------------------------------------------------
                                                           2003    2002    2001
-------------------------------------------------------------------------------
Initial Options (a)
   Risk-Free Interest Rate                                 2.46%   3.29%   3.91%
   Price Volatility                                       24.06%  33.99%  41.02%
   Dividend Yield                                          2.71%   2.74%   2.61%
   Expected Term in Years                                  3.50    3.50    3.00

Replacement Options (b)
   Risk-Free Interest Rate                                 1.59%   2.92%   4.40%
   Price Volatility                                       23.70%  38.62%  39.51%
   Dividend Yield                                          2.57%   2.33%   2.64%
   Expected Term in Years                                  1.75    1.80    2.10

(a) The average fair market values of initial option grants during 2003, 2002 and 2001 were $5.86, $8.77 and $9.45, respectively.

(b) The average fair market values of replacement option grants during 2003, 2002 and 2001 were $4.39, $8.59 and $9.02, respectively.

A summary of the status of the Stock Option Program as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

--------------------------------------------------------------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                        Options (a,b)     Price
--------------------------------------------------------------------------------
Outstanding at
   January 1, 2001                                       23,862,978      $43.12
      Granted                                             7,399,497       35.38
      Exercised                                            (343,597)      32.83
      Forfeited                                          (1,118,971)      38.00
      Expired                                              (689,782)      51.25
                                                         ----------      ------
Outstanding at
   December 31, 2001                                     29,110,125       41.28
      Granted                                            11,927,766       37.36
      Exercised                                          (1,345,421)      34.62
      Forfeited                                          (1,841,489)      40.51
      Expired                                              (696,961)      51.24
                                                         ----------      ------
Outstanding at
   December 31, 2002                                     37,154,020       40.11
      Granted                                            11,315,401       37.08
      Exercised                                          (2,778,038)      31.87
      Forfeited                                          (1,823,244)      41.19
      Expired                                            (1,062,311)      51.71
                                                         ----------      ------
Outstanding at
   December 31, 2003                                     42,805,828      $39.51
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

The following table summarizes information about stock options outstanding at December 31, 2003:

--------------------------------------------------------------------------------
                             Options Outstanding            Options Exercisable
                     ----------------------------------   ----------------------
                       Options      Weighted   Weighted     Options     Weighted
   Range of          Outstanding    Average     Average   Outstanding    Average
   Exercise             as of      Remaining   Exercise      as of      Exercise
    Prices             12/31/03       Life       Price      12/31/03      Price
-------------        -----------   ---------   --------   -----------   --------
$29.31-$33.80          9,408,627      7.2       $31.68      4,565,137    $30.73
$33.81-$39.77         17,973,534      8.2       $36.72      7,566,864    $36.22
$39.78-$45.74          8,451,508      5.9       $41.79      3,830,565    $42.28
$45.75-$51.71          2,392,359      4.0       $47.42      2,392,359    $47.42
$51.72-$57.68          1,074,692      1.0       $54.54      1,074,692    $54.54
$57.69-$63.65          3,318,758      5.2       $59.03      3,318,758    $59.03
$63.66-$69.63            186,350      5.8       $64.77        186,350    $64.77
                      ----------      ---       ------     ----------    ------
                      42,805,828      6.9       $39.51     22,934,725    $41.71
                      ==========                           ==========

Performance - Based Restricted Shares

Under the Restricted Performance Share Program, contingent awards of International Paper common stock are granted by the Committee. Shares are earned on the basis of International Paper's financial performance over a period of consecutive calendar years as determined by the Committee. Under a Restricted Performance Share Program approved during 2001, awards vesting over a three-year period were granted. In 2002 and 2003, awards vesting over a three-year period were granted. Compensation expense for this variable plan is recorded over the applicable vesting period.

The following summarizes the activity of all performance-based programs for the three years ending December 31, 2003:

-------------------------------------------------------------------------------
                                                                        Shares
-------------------------------------------------------------------------------
Outstanding at January 1, 2001                                               --
   Granted                                                            1,283,100
   Issued                                                                (9,243)
   Forfeited                                                            (59,757)
                                                                      ---------
Outstanding at December 31, 2001                                      1,214,100
   Granted                                                              583,690
   Issued                                                              (330,437)
   Forfeited                                                           (190,013)
                                                                      ---------
Outstanding at December 31, 2002                                      1,277,340
   Granted                                                              658,155
   Issued                                                              (586,237)
   Forfeited                                                           (164,803)
                                                                      ---------
Outstanding at December 31, 2003                                      1,184,455
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

The following summarizes the activity of the Continuity Award Program for the three years ending December 31, 2003:

-------------------------------------------------------------------------------
                                                                         Shares
-------------------------------------------------------------------------------
Outstanding at January 1, 2001                                          456,718
   Granted                                                               22,350
   Issued                                                               (70,970)
   Forfeited (a)                                                        (64,000)
                                                                        -------
Outstanding at December 31, 2001                                        344,098
   Granted                                                               14,000
   Issued                                                               (79,526)
   Forfeited (a)                                                        (40,500)
                                                                        -------
Outstanding at December 31, 2002                                        238,072
   Granted                                                              149,500
   Issued                                                               (60,912)
   Forfeited (a)                                                        (22,500)
                                                                        -------
Outstanding at December 31, 2003                                        304,160
                                                                        =======

(a) Also includes restricted shares canceled when tandem stock options were awarded. 200,000 tandem options were awarded in 2001. No tandem options were awarded in 2003 or 2002.

At December 31, 2003 and 2002, a total of 14.9 million and 12.6 million shares, respectively, were available for grant under the LTICP. In 2003, shareholders approved an additional 10 million shares to be made available for grant, with 100,000 of these shares reserved specifically for the granting of restricted stock. No additional shares were made available during 2002 or 2001. A total of
2.3 million shares and 2.7 million shares were available for the granting of restricted stock as of December 31, 2003 and 2002, respectively.

The compensation cost charged to earnings for all the incentive plans was $29 million, $28 million and $38 million for 2003, 2002 and 2001, respectively.

Had compensation cost for International Paper's stock-based compensation programs been determined consistent with the provisions of SFAS No. 123, its net earnings, earnings per common share and earnings per common share - assuming dilution would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------
In millions, except per share amounts                   2003    2002      2001
-------------------------------------------------------------------------------
Net Earnings (Loss)
   As reported                                         $ 302   $ (880)  $(1,204)
   Pro forma                                             258     (921)   (1,257)
Earnings (Loss) Per
   Common Share
      As reported                                      $0.63   $(1.83)  $ (2.50)
      Pro forma                                         0.54    (1.92)    (2.60)
Earnings (Loss) Per
   Common Share - assuming dilution
      As reported                                      $0.63   $(1.83)  $ (2.50)
      Pro forma                                         0.54    (1.92)    (2.60)

The effect on 2003, 2002 and 2001 pro forma net earnings, earnings per common share and earnings per common share - assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

Interim Financial Results (Unaudited)

-------------------------------------------------------------------------------------------------------------
In millions, except per share amounts
and stock prices                            1st Quarter   2nd Quarter   3rd Quarter   4th Quarter       Year
-------------------------------------------------------------------------------------------------------------
2003
Net Sales                                     $ 6,075        $6,264        $6,373        $6,467       $25,179
Gross Margin (a)                                1,569         1,600         1,619         1,588         6,376
Earnings Before Income Taxes,
   Minority Interest and Cumulative
   Effect of Accounting Changes                   133(b)         89(d)         83(f)         41(h)        346(b,d,f,h)
Net Earnings                                       44(b,c)       88(d,e)      122(f,g)       48(h,i)      302(b-i)
Per Share of Common Stock
   Net Earnings                               $  0.09(b,c)   $ 0.19(d,e)   $ 0.25(f,g)   $ 0.10(h,i)  $  0.63(b-i)
   Net Earnings - Assuming Dilution              0.09(b,c)     0.19(d,e)     0.25(f,g)     0.10(h,i)     0.63(b-i)
   Dividends                                     0.25          0.25          0.25          0.25          1.00
Common Stock Prices
   High                                       $ 38.65        $39.39        $41.50        $43.32       $ 43.32
   Low                                          33.09         33.17         35.31         36.57         33.09

2002 (Restated) (j)
Net Sales                                     $ 6,038        $6,305        $6,343        $6,290       $24,976
Gross Margin (b)                                1,573         1,717         1,732         1,698         6,720
Earnings (Loss) Before Income Taxes,
   Minority Interest and Cumulative Effect
   of Accounting Change                           139(k)        236(l)        268(m)       (272)(n)       371(k-n)
Net Earnings (Loss)                            (1,110)(k)       215(l)        145(m)       (130)(n,o)    (880)(k-o)
Per Share of Common Stock
   Net Earnings (Loss)                        $ (2.31)(k)    $ 0.45(l)     $ 0.30(m)     $(0.27)(n,o) $ (1.83)(k-o)
   Net Earnings (Loss) - Assuming Dilution      (2.31)(k)      0.45(l)       0.30(m)      (0.27)(n,o)   (1.83)(k-o)
   Dividends                                     0.25          0.25          0.25          0.25          1.00
Common Stock Prices
   High                                       $ 46.19        $45.20        $44.10        $39.60       $ 46.19
   Low                                          37.89         39.13         31.75         31.35         31.35

Footnotes to Interim Financial Results

(a)  Gross margin represents net sales less cost of products sold.

(b) Includes a $23 million charge before taxes and minority interest ($14 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions.

(c) Includes a charge of $10 million after taxes for the cumulative effect of an accounting change to record the charge for the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

(d) Includes a pre-tax charge of $51 million ($32 million after taxes) for facility shutdown costs and severance costs associated with organizational restructuring programs, $20 million pre-tax charge ($12 million after taxes) for legal reserves, a $10 million charge before taxes ($6 million after taxes) for early debt retirement costs, a $10 million pre-tax charge ($6 million after taxes) to adjust previous estimated gains/losses of businesses previously sold and a $9 million credit before taxes and minority interest ($5 million after taxes and minority interest) for the reversal of restructuring reserves no longer required.

(e) Includes a $50 million reduction of the income tax provision resulting from settlements of prior period tax issues and benefits from an overseas tax program.

(f) Includes a pre-tax charge of $71 million ($43 million after taxes) for facility closure costs and severance costs associated with organizational restructuring programs, a $14 million charge before taxes ($9 million after taxes) for legal reserves, an $8 million charge before taxes ($7 million after taxes) for early debt retirement costs, a $1 million pre-tax charge ($1 million after taxes) to adjust estimated gains/losses of businesses previously sold and an $8 million pre-tax credit ($5 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(g) Includes a decrease in the income tax provision of $60 million reflecting a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits.

(h) Includes a $91 million charge before taxes and minority interest ($55 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $29 million pre-tax charge ($18 million after taxes) for legal reserves, a credit of $19 million before taxes ($12 million after taxes) for gains on early extinguishment of debt, a $21 million charge before taxes ($26 million after taxes) for net losses on sales and impairments of businesses held for sale and a $23 million credit before taxes ($15 million after taxes) for the reversal of restructuring reserves no longer required.

(i) Includes a $13 million credit after minority interest related to a favorable settlement with Australian tax authorities of net operating loss carryforward credits and a charge of $3 million after taxes for the cumulative effect of an accounting change to record the transitional charge for the adoption of FIN 46.

(j) 2002 first quarter net earnings have been restated as required under SFAS No. 142, to reflect the $1.2 billion ($2.44 per share) transitional goodwill impairment charge for the adoption of SFAS No. 142. Net earnings as previously reported in the first quarter 10-Q were $65 million, and both basic and diluted earnings per share, as previously reported, were $0.13.

(k) Includes a $10 million pre-tax credit ($7 million after taxes) for the reversal of fourth quarter 2001 restructuring reserves no longer required.

(l) Includes a $28 million gain before taxes and minority interest ($96 million after taxes and minority interest) related to sales and expenses of businesses held for sale and a $79 million charge before taxes ($50 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions.

(m) Includes a $3 million pre-tax gain ($1 million after taxes) related to adjustments of previously recorded costs of businesses held for sale and a $19 million charge before taxes and minority interest ($9 million after taxes and minority interest) for asset write-downs and cost reduction actions.

(n) Includes a charge of $101 million before taxes and minority interest ($71 million after taxes and minority interest) for facility closures, administrative realignment severance costs, and cost reduction actions, a pre-tax charge of $450 million ($278 million after taxes) for additions to the existing exterior siding legal reserves, a charge of $46 million before taxes and minority interest, ($27 million after taxes and minority interest) for early debt retirement costs, a pre-tax credit of $58 million ($36 million after taxes) for the reversal of restructuring and realignment reserves no longer required, and a credit of $10 million before taxes ($4 million after taxes) to adjust accrued costs of businesses sold or held for sale.

(o) Reflects a decrease of $46 million in the income tax provision in the fourth quarter of 2002 for a reduction of deferred state income tax liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 3 and 4 in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant."

Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and until election of successors, subject to removal by the Board.

The Company's Code of Business Ethics is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. No amendments or waivers of the Code have occurred. We intend to disclose any amendments to our Code of Business Ethics and any waivers from a provision of our Code of Business Ethics granted to our directors, chief executive officer and senior financial officers on our Internet Web site within five business days following such amendment or waiver.

We make available free of charge on our Internet Web site at www.internationalpaper.com, and in print to any shareholder who requests, our Corporate Governance Principles, our Code of Business Ethics and the charters of our Audit and Finance Committee, Management Development and Compensation Committee, Governance Committee and Public Policy and Environment Committee. Requests for copies may be directed to the corporate secretary at our corporate headquarters.

Information with respect to compliance with Section 16(a) of the Securities and Exchange Act is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to the compensation of executives and directors of the Company is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees paid to, and services rendered by, our principal accountant and our policies and procedures for pre-approving those services is hereby incorporated by reference to our definitive proxy statement which will be filed with the SEC within 120 days of the close of our fiscal year.

PART IV
--------------------------------------------------------------------------------

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

                            Additional Financial Data
                               2003, 2002 and 2001

Report of Independent Auditors on Financial Statement
   Schedule for 2003 and 2002 ................................................80
Report of Independent Public Accountants on
   Financial Statement Schedule for 2001 .....................................80
Consolidated Schedule: II-Valuation
   and Qualifying Accounts ...................................................81

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

(3.4) By-laws of the Company, as amended (incorporated by reference to Exhibit
     3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-3157).

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

(4.6) Forms of Floating Rate Notes, 8% Notes due July 8, 2003 and 8 1/8% Notes due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International Paper Company's Registration Statement on Form S-4 filed on October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.7) Zero Coupon Convertible Senior Debentures due June 20, 2021 Supplemental
     Indenture (incorporated by reference to Exhibit 4.2 to International Paper Company's Registration Statement on Form S-3 filed on September 7, 2001, as amended October 31, 2001 and January 16, 2002, File No. 333-69082).

(4.8) 6.75% Notes due 2011 Supplemental Indenture between International Paper
     Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-3157).

(4.9) 4.25% Notes due 2009 and 5.50% Notes due 2014 Supplemental Indenture dated as of December 15, 2003 between International Paper Company and The Bank of New York.

(4.10) In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long- term debt of the Company have been omitted but will be furnished to the SEC upon request.

(10.1) Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

(10.2) Form of Confidentiality and Non-Competition Agreement entered into by Company employees who may receive restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

(10.3) Management Incentive Plan, amended and restated as of January 1, 2003
     (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

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

(10.8) International Paper Company Unfunded Savings Plan (incorporated by reference to Exhibit 10.11 to the Company's Form 10K/A for the fiscal year ended December 31, 2000, File No. 1-3157).

(10.9) International Paper Company Pension Restoration Plan for Salaried
     Employees (incorporated by reference to Exhibit 10.12 to the Company's Form 10K/A for the fiscal year ended December 31, 2000, File No. 1-3157).

(10.10) $650 million credit agreement dated as of August 24, 2001, as amended by Amendment No. 1 dated as of March 8, 2002, between the Company, Ngahere Aotearoa, the Lenders Party thereto, Dai-Ichi Kangyo Bank, Ltd. as Syndication Agent, Bank of Tokyo-Mitsubishi Trust Company as Documentation Agent, Commerzbank AG New York Branch and JP Morgan Chase Bank as Managing Agents, and Deutsche Bank AG New York Branch as Administrative Agent.

(10.11) $750 million 5-year agreement dated as of March 31, 1999, as amended by Amendments No. 1 through No. 4 dated as of January 4, 2000, March 29, 2000, June 6, 2000 and March 8, 2002, respectively, between the Company, the Lenders party thereto, Citibank, N.A., Bank of America and Deutsche Bank AG as co-syndiction agents, Chase Securities Inc. as Lead Arranger and Book Manager and J.P. Morgan Chase as Administrative Agent.

(10.12) $1.5 billion 3-year credit agreement dated as of March 6, 2003 between International Paper Company, the Lenders Party thereto, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

(10.13) Form of Indemnification Agreement for directors.

(10.14) Agreement between John T. Dillon and the Company dated as of January 26, 2004, relating to consulting services.

(10.15) Agreement between James P. Melican and the Company dated as of January 26, 2004, relating to consulting services.

(11) Statement of Computation of Per Share Earnings.

(12) Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(21) List of Subsidiaries of Registrant.

(23) Consent of Independent Auditors.

(31.1) Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification by Christopher P. Liddell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1) Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-3157).

(99.2) Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-3157).

(b)  Reports on Form 8-K

International Paper filed a report on Form 8-K on October 16, 2003, under Items 5 and 7, announcing the election of Martha Finn Brooks as a director of International Paper Company.

International Paper filed a report on Form 8-K on October 27, 2003, furnishing under Item 12, the results of its operations for the quarter ended September 30, 2003.

International Paper furnished a report on Form 8-K on December 4, 2003, under
Item 9, announcing John Faraci's address at the Smith Barney Citigroup Global Paper, Forest Products and Packaging Conference on Thursday, December 4, 2003.

International Paper filed a report on Form 8-K on December 22, 2003, to file as an exhibit under Item 7, the underwriting agreement dated December 10, 2003, by and between the Company and Citigroup Global Markets Inc., Credit Suisse First Boston, LLC and Deutsche Bank Securities, Inc., as representatives of the several underwriters.

International Paper filed a report on Form 8-K on February 2, 2004, under Items 5 and 9, reporting earnings for the fourth quarter 2003.

International Paper filed a report on Form 8-K/A on February 6, 2004, under Items 5, 9 and 12 to amend Form 8-K filed on February 2, 2004 under Item 5.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of International Paper Company:
Stamford, Connecticut

We have audited the consolidated financial statements of International Paper Company as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated March 5, 2004; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of International Paper Company, listed in the accompanying index. These financial statement schedules are the responsibility of International Paper Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended December 31, 2001, was audited by other auditors who have ceased operations. Those other auditors expressed an opinion, in their report dated February 12, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
New York, N.Y.
March 5, 2004

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

New York, N.Y.
February 12, 2002

                                                                     SCHEDULE II

            INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In millions
---------------------------------------------------------------------------------------------------------
                                                        For the Year Ended December 31, 2003
                                           --------------------------------------------------------------
                                                                      Additions
                                           Balance at    Additions   Charged to   Deductions   Balance at
                                            Beginning   Charged to      Other        from          End
                                            of Period    Earnings      Accounts    Reserves     of Period
                                           ----------   ----------   ----------   ----------   ----------
Description

Reserves Applied Against Specific Assets
   Shown on Balance Sheet:
      Doubtful accounts - current             $169         $ 20          $--       $ (54)(a)      $135
      Restructuring reserves                   104          160           --        (183)(b)        81

In millions
---------------------------------------------------------------------------------------------------------
                                                        For the Year Ended December 31, 2002
                                           --------------------------------------------------------------
                                                                      Additions
                                           Balance at    Additions   Charged to   Deductions   Balance at
                                            Beginning   Charged to      Other        from          End
                                            of Period    Earnings      Accounts    Reserves     of Period
                                           ----------   ----------   ----------   ----------   ----------
Description

Reserves Applied Against Specific Assets
   Shown on Balance Sheet:
      Doubtful accounts - current             $179         $ 30          $--       $ (40)(a)      $169
      Restructuring reserves                   321          119           --        (336)(b)       104

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

                           POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maura A. Smith and Andrea L. Dulberg, jointly and severally, as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and reform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                            Date
--------------------------------------------------------------------------------


     /S/ JOHN V. FARACI       Chairman of the Board, Chief     March 8, 2004
---------------------------   Executive Officer and Director
         John V. Faraci


     /S/ ROBERT M. AMEN       President and Director           March 8, 2004
---------------------------
         Robert M. Amen


   /S/ MARTHA FINN BROOKS     Director                         March 8, 2004
---------------------------
       Martha Finn Brooks


   /S/ ROBERT J. EATON        Director                         March 8, 2004
---------------------------
       Robert J. Eaton


   /S/ SAMIR G. GIBARA        Director                         March 8, 2004
---------------------------
        Samir G. Gibara


   /S/ JAMES A. HENDERSON     Director                         March 8, 2004
---------------------------
       James A. Henderson


   /S/ ROBERT D. KENNEDY      Director                         March 8, 2004
---------------------------
       Robert D. Kennedy


   /S/ W. CRAIG MCCLELLAND    Director                         March 8, 2004
---------------------------
     W. Craig McClelland


   /S/ DONALD F. MCHENRY      Director                         March 8, 2004
---------------------------
       Donald F. McHenry

   /S/ JANE C. PFEIFFER       Director                         March 8, 2004
---------------------------
       Jane C. Pfeiffer


   /S/ CHARLES R. SHOEMATE    Director                         March 8, 2004
---------------------------
      Charles R. Shoemate


   /S/ CHRISTOPHER P. LIDDELL  Senior Vice President and       March 8, 2004
                               Chief Financial Officer
---------------------------
    Christopher P. Liddell


   /S/ ROBERT J. GRILLET      Vice President and Controller    March 8, 2004
---------------------------
       Robert J. Grillet

Appendix I

2003 Listing of Facilities
(all facilities are owned except as
noted otherwise)

PRINTING PAPERS

Business Papers, Coated Papers,
   Fine Papers and Pulp

   U.S.:

      Courtland, Alabama
      Selma, Alabama
         (Riverdale Mill)
      Pine Bluff, Arkansas
      Ontario, California leased
         (C & D Center)
      Cantonment, Florida
         (Pensacola Mill)
      Augusta, Georgia
      Bastrop, Louisiana
         (Louisiana Mill)
      Springhill, Louisiana
         (C & D Center)
      Bucksport, Maine
      Jay, Maine
         (Androscoggin Mill)
      Westfield, Massachusetts
         (C & D Center)
      Quinnesec, Michigan
      Sturgis, Michigan
         (C & D Center)
      Sartell, Minnesota
      Ticonderoga, New York
      Riegelwood, North Carolina
      Wilmington, North Carolina leased
         (Reclaim Center)
      Hamilton, Ohio
      Saybrook, Ohio leased
         (C & D Center)
      Hazleton, Pennsylvania
         (C & D Center)
      Eastover, South Carolina
      Georgetown, South Carolina
      Sumter, South Carolina
         (C & D Center)
      Franklin, Virginia (2 locations)

   International:

      Arapoti, Parana, Brazil
      Mogi Guacu, Sao Paulo, Brazil
      Hinton, Alberta, Canada
      Quesnel, British Columbia, Canada
      Maresquel, France
      Saillat, France
      Saint Die, France
         (Anould Mill)
      Kwidzyn, Poland
      Svetogorsk, Russia
      Inverurie, Scotland

INDUSTRIAL AND CONSUMER PACKAGING

INDUSTRIAL PACKAGING

Containerboard

   U.S.:

      Prattville, Alabama
      Savannah, Georgia
      Terre Haute, Indiana
      Mansfield, Louisiana
      Pineville, Louisiana
      Vicksburg, Mississippi
      Roanoke Rapids, North Carolina

   International:

      Arles, France

Corrugated Container

   U.S.:

      Bay Minette, Alabama
      Decatur, Alabama
      Conway, Arkansas
      Fordyce, Arkansas leased
      Jonesboro, Arkansas
      Russellville, Arkansas
      Carson, California
      Hanford, California
      Modesto, California
      Stockton, California
      Putnam, Connecticut
      Auburndale, Florida
      Forest Park, Georgia
      Savannah, Georgia
      Statesboro, Georgia leased
      Chicago, Illinois
      Des Plaines, Illinois
      Fort Wayne, Indiana
      Lexington, Kentucky
      Lafayette, Louisiana
      Shreveport, Louisiana
      Springhill, Louisiana
      Auburn, Maine
      Howell, Michigan
      Kalamazoo, Michigan
      Monroe, Michigan
      Minneapolis, Minnesota
      Houston, Mississippi
      Kansas City, Missouri
      Geneva, New York
      King's Mountain, North Carolina leased
      Statesville, North Carolina
      Cincinnati, Ohio
      Solon, Ohio
      Wooster, Ohio
      Lancaster, Pennsylvania
      Mount Carmel, Pennsylvania
      Washington, Pennsylvania
      Georgetown, South Carolina
      Spartanburg, South Carolina
      Morristown, Tennessee
      Murfreesboro, Tennessee
      Dallas, Texas
      Edinburg, Texas (2 locations)
      El Paso, Texas
      Ft. Worth, Texas
      San Antonio, Texas
      Richmond, Virginia
      Cedarburg, Wisconsin
      Fond du Lac, Wisconsin

   International:

      Las Palmas, Canary Islands
      Tenerife, Canary Islands
      Rancagua, Chile
      Chengdu, China
      Guangzhou, China
      Arles, France
      Chalon-sur-Saone, France
      Chantilly, France
      Creil, France
      LePuy, France
      Mortagne, France
      Guadeloupe, French West Indies
      Asbourne, Ireland
      Bellusco, Italy
      Catania, Italy
      Pomezia, Italy
      San Felice, Italy
      Alcala, Spain leased
      Almeria, Spain leased
      Barcelona, Spain
      Bilbao, Spain
      Gandia, Spain
      Valladolid, Spain
      Thrapston, United Kingdom
      Winsford, United Kingdom

Kraft Paper

      Courtland, Alabama
      Savannah, Georgia
      Mansfield, Louisiana
      Roanoke Rapids, North Carolina
      Franklin, Virginia

CONSUMER PACKAGING

Bleached Board

      Pine Bluff, Arkansas
      Augusta, Georgia
      Riegelwood, North Carolina
      Prosperity, South Carolina
      Texarkana, Texas

Beverage Packaging

   U.S.:

      Turlock, California
      Plant City, Florida
      Cedar Rapids, Iowa
      Framingham, Massachusetts
      Kalamazoo, Michigan
      Raleigh, North Carolina

   International:

      London, Ontario, Canada
      Longueuil, Quebec, Canada leased
      Shanghai, China
      Santiago, Dominican Republic
      San Salvador, El Salvador leased
      Ducart, Israel
      Fukusaki, Japan
      Seoul, Korea
      Banowi, Saudi Arabia
      Taipei, Taiwan
      Guacara,Venezuela

Foodservice

   U.S.:

      Visalia, California
      Shelbyville, Illinois
      Kenton, Ohio
      Jackson, Tennessee

   International:

      Brisbane, Australia
      Santiago, Chile leased
      Bogota, Columbia

Shorewood Packaging

   U.S.:

      Waterbury, Connecticut
      Indianapolis, Indiana
      Louisville, Kentucky
      Clifton, New Jersey
      Edison, New Jersey
      Englewood, New Jersey
      Harrison, New Jersey leased
      Teaneck, New Jersey leased
      West Deptford, New Jersey
      Hendersonville, North Carolina
      Weaverville, North Carolina
      Springfield, Oregon
      Danville, Virginia
      Newport News, Virginia
      Roanoke, Virginia

   International:

      Brockville, Ontario, Canada
      Smith Falls, Ontario, Canada
      Toronto, Ontario, Canada,
         (2 locations) 1 leased
      Guangzhou, China
      Ebbw Vale, Wales, United Kingdom

DISTRIBUTION

xpedx

   U.S.:

   Stores Group
      Chicago, Illinois
      141 locations nationwide
         133 leased
   South Central Region
      Greensboro, North Carolina
      32 branches in the Southeast States
      and Ohio
         19 leased
   Midwest Region
      Denver, Colorado
      39 branches in the Great Lakes,
      Rocky Mountain, Mid-America,
      and South Plain States
         25 leased
   West Region
      Downey, California
      26 branches in the
      Northwest and Pacific States
         19 leased
   Northeast Region
      Hartford, Connecticut
      19 branches in New England
      and Middle Atlantic States
         14 leased

   International:

      Papeteries de France
      Pantin, France
         (2 locations) 1 leased
      Chihuahua, Mexico
         (10 locations) all leased
      Scaldia, Nijmegen, Netherlands

FOREST PRODUCTS

Forest Resources

   U.S.:

      Approximately 8.3 million acres
      in the South and North

   International:

      Approximately 1.5 million
      acres in Brazil

Realty Projects

      Daufuskie Island, South Carolina
      (Haig Point Incorporated)

Wood Products

   U.S.:

      Chapman, Alabama
      Citronelle, Alabama
      Maplesville, Alabama
      Opelika, Alabama
      Thorsby, Alabama
      Gurdon, Arkansas
      Leola, Arkansas
      McDavid, Florida
      Whitehouse, Florida
      Augusta, Georgia
      Folkston, Georgia
      Meldrim, Georgia
      Springhill, Louisiana
      Wiggins, Mississippi
      Joplin, Missouri
      Armour, North Carolina
      Seaboard, North Carolina
      Johnston, South Carolina
      Newberry, South Carolina
      Sampit, South Carolina
      Camden, Texas
      Corrigan, Texas
      Henderson, Texas
      New Boston, Texas
      Franklin, Virginia

   International:

      Santana, Amapa, Brazil
      Hinton, Alberta, Canada
      Strachan, Alberta, Canada
      Sundre, Alberta, Canada
      Burns Lake, British Columbia,
         Canada (2 plants)
      Houston, British Columbia, Canada
      100 Mile House, British Columbia,
         Canada
      Quesnel, British Columbia,
         Canada (2 plants)
      Williams Lake, British Columbia,
         Canada

CARTER HOLT HARVEY

Forestlands

      Approximately 795,000
      acres in New Zealand
         owned & leased

Wood Products

   Sawmills and Processing Plants
      Morwell, Australia leased
      Oberon, New South Wales,
         Australia leased
      Mt. Gambier, South Australia,
         Australia
            (2 plants) leased
      Box Hill, Victoria, Australia leased
      Myrtleford, Victoria, Australia leased
      Kopu, New Zealand
      Nelson, New Zealand
      Putaruru, New Zealand
      Rotorua, New Zealand
      Taupo, New Zealand
   Timber Merchants - Australia
      Sydney, New South Wales leased
      Hamilton Central, Queensland leased
      Mt.Gambier, South Australia
      Box Hill, Victoria leased
      Perth, Western Australia leased
   Plywood Mills
      Nangwarry, South Australia,
         Australia
      Myrtleford, Victoria, Australia
      Whangarei, Marsden Point,
         New Zealand
   Decorative Products Processing Plants
      Auckland, New Zealand
   Decorative Products Distribution Center
      Christchurch, New Zealand leased
   Panel Production Plants - New Zealand
      Auckland
      Kopu
      Rangiora
   Panel Production Plants - Australia
      Oberon, New South Wales (2 plants)
      St. Leonards, New South Wales
         leased
      Tumut, New South Wales
      Gympie, Queensland
      Mt. Gambier, South Australia (2 plants)
      Bell Bay, Tasmania
   Building Supplies Retail Outlets
      Retail Outlets, 37 branches
         in New Zealand (20 leased)

Frame and Truss

      Auckland, New Zealand leased
      Christchurch, New Zealand leased
      Rotorua, New Zealand leased
      Upper Hutt, New Zealand leased

Pulp and Paper

   Kraft Paper, Pulp, Coated and
   Uncoated Papers and Bristols
      Kinleith, New Zealand
   Cartonboard
      Whakatane, New Zealand
   Containerboard
      Kinleith, New Zealand
      Penrose, New Zealand
   Fiber Recycling Operations
      Auckland, New Zealand leased

Tissue

   Pulp and Tissue Mills
      Box Hill, Victoria, Australia
      Kawerau, New Zealand
   Conversion Sites
      Box Hill, Victoria, Australia
      Keon Park, Victoria, Australia
         leased
      Suva, Fiji leased
      Auckland, New Zealand
      Kawerau, New Zealand
      Te Rapa, New Zealand

Packaging

   Case Manufacturing
      Suva, Fiji
      Northern, Auckland, New Zealand
      Case South Island, Christchurch,
         New Zealand
      Hamilton, New Zealand
      Central, Levin, New Zealand
   Carton Manufacturing
      Smithfield, New South Wales,
         Australia
      Crestmead, Queensland,
         Australia leased
      Woodville, South Australia,
         Australia
      Dandenong, Victoria,
         Australia leased
      Reservoir, Victoria,
         Australia leased
      Auckland, New Zealand
   Corrugated Manufacturing
      Melbourne, Australia leased
      Sydney, Australia leased
   Paper Bag Manufacturing
      Penrose, New Zealand
   Paper Cups
      Brisbane, Queensland, Australia
   Packaging and Tissue Head Office
      South Yarra, Victoria,
         Australia leased
   Graphics (Pre-Press)
      Mentone, Victoria, Australia

SPECIALTY BUSINESSES AND OTHER

Chemicals

   U.S.:

      Panama City, Florida
      Pensacola, Florida
      Port St. Joe, Florida
      Savannah, Georgia
      Valdosta, Georgia
      Picayune, Mississippi
      Dover, Ohio

   International:

      Oulu, Finland
      Niort, France
      Greaker, Norway
      Sandarne, Sweden
      Bedlington, United Kingdom
      Chester-le-Street, United Kingdom

IP Mineral Resources

      Houston, Texas leased

Chocolate Bayou Water Company

      Alvin, Texas

Industrial Papers

   U.S.:

      Lancaster, Ohio
      De Pere, Wisconsin
      Kaukauna, Wisconsin
      Menasha, Wisconsin

   International:

      Heerlen, Netherlands

Polyrey

      Bergerac, France
         (Couze Mill)
      Ussel, France

Appendix II

CAPACITY INFORMATION

                                                (in thousands of short tons)
                                                              AMERICAS,
                                                                OTHER
                                              U.S.   Europe   THAN U.S.    Total
--------------------------------------------------------------------------------
Printing Papers
Uncoated Freesheet                           3,900    1,260       450      5,610
Bristols                                       800       --        --        800
   Uncoated Papers and Bristols              4,700    1,260       450      6,410
Coated Freesheet                               700       70        --        770
Coated Groundwood                            1,200       --       225      1,425
   Total Coated Papers                       1,900       70       225      2,195
Uncoated Groundwood (SC Paper)                 100       --        --        100
   Total Coated and SC Papers                2,000       70       225      2,295
Dried Pulp*                                  1,340      270       675      2,285
Newsprint                                       --      120        --        120
                                             -----    -----     -----     ------
   Total Printing Papers                     8,040    1,720     1,350     11,110

--------------------------------------------------------------------------------
Industrial and Consumer Packaging
Containerboard                               4,500     170       --        4,670
Kraft Paper                                    470      --       --          470
Bleached Board                               1,700     260       --        1,960
                                             -----   ------   -----       ------
   Total Industrial and Consumer Packaging   6,670     430       --        7,100

--------------------------------------------------------------------------------
Specialty Businesses and Other
Industrial Papers                              360      15       --          375
                                             -----   ------   -----       ------
   Total Specialty Businesses and Other        360      15       --          375

Carter Holt Harvey (CHH) (Pacific Rim)
owned 50.5% by International Paper

--------------------------------------------------------------------------------
Pulp & Paper                                        (in thousands of short tons)
Containerboard                                                               435
Dried Pulp                                                                   565
Tissue                                                                       175
Bleached Board                                                                95
--------------------------------------------------------------------------------
Wood Products                                                       (Units - MM)
Medium Density Fiberboard (sq. ft. 3/4" basis)                               380
Particle Board (sq. ft. 3/4" basis)                                          400
Plywood (sq. ft. 3/8" basis)                                                 120
Laminated Veneer Lumber (cubic ft.)                                           90
Lumber (board ft.)                                                           580
--------------------------------------------------------------------------------
Forestlands                                                             (M Acres)
                                                                             795

* International Paper has a net surplus pulp position of 1.3 million tons. This is the difference between the 2.3 million tons of dried pulp capacity and 1.0 million tons of dried pulp purchased and consumed.

Forest Products
--------------------------------------------------------------------------------
U.S. Wood Business                                                  (Units - MM)
21 Lumber mills (bd. ft.)                                                  2,400
5 Plywood mills (sq. ft. 3/8" basis)                                       1,600
1 Laminated Veneer Lumber mill (cubic ft.)                                     3
2 Pole plants (cubic ft.)                                                      4
--------------------------------------------------------------------------------
Weldwood of Canada Limited                                          (Units - MM)
7 Lumber mills (bd. ft.)                                                   1,250
2 Plywood mills (sq. ft. 3/8" basis)                                         450
1 Laminated Veneer Lumber mill (cubic ft.)                                     3
--------------------------------------------------------------------------------
Forest Resources                                                       (M Acres)

We own, manage or have an interest in more than 18 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions

South                                                                      6,300
North                                                                      2,000
                                                                           -----
   Total U.S.                                                              8,300
CHH                                                                          795
Brazil                                                                     1,500
   Total                                                                  10,595
We have harvesting rights in:
Canada                                                                     7,900
Russia                                                                       190
   Total                                                                   8,090

                         STATEMENT OF DIFFERENCES

The copyright symbol shall be expressed as..............................'c'
The registered trademark symbol shall be expressed as...................'r'
The trademark symbol symbol shall be expressed as.......................'TM'
The British pound sterling sign shall be expressed as...................'L'