Form 10-Q
period 2004-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2004-05-06
CIK 51434

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

                                  Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

                                  Yes [X] No[ ]

    The number of shares outstanding of the registrant's common stock as of
                        April 30, 2004 was 485,483,166.

                           INTERNATIONAL PAPER COMPANY

                                      INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statement of Earnings - Three Months Ended
              March 31, 2004 and 2003                                        1

           Consolidated Balance Sheet - March 31, 2004
              and December 31, 2003                                          2

           Consolidated Statement of Cash Flows - Three Months Ended
              March 31, 2004 and 2003                                        3

           Consolidated Statement of Common Shareholders' Equity -
              Three Months Ended March 31, 2004 and 2003                     4

           Notes to Consolidated Financial Statements                        5

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     14

           Financial Information by Industry Segment                        26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       28

Item 4.    Controls and Procedures                                          29

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                30

Item 2.    Changes in Securities                                             *

Item 3.    Defaults upon Senior Securities                                   *

Item 4.    Submission of Matters to a Vote of Security Holders               *

Item 5.    Other Information                                                 *

Item 6.    Exhibits and Reports on Form 8-K                                 32

Signatures                                                                  34

* Omitted since no answer is called for, answer is in the negative or inapplicable.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNATIONAL PAPER COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
                                                                  2004     2003
                                                                 ------   ------
Net Sales                                                        $6,364   $5,979
                                                                 ------   ------
Costs and Expenses
   Cost of products sold                                          4,759    4,433
   Selling and administrative expenses                              522      491
   Depreciation, amortization and cost of timber harvested          401      393
   Distribution expenses                                            283      266
   Taxes other than payroll and income taxes                         64       64
   Restructuring and other charges                                   30       23
   Net gains on sales and impairments of businesses
      held for sale                                                  (9)      --
                                                                 ------   ------
Total Costs and Expenses                                          6,050    5,670
   Reversal of reserves no longer required, net                       7       --
                                                                 ------   ------
Earnings From Continuing Operations Before Interest, Income
   Taxes and Minority Interest                                      321      309
   Interest expense, net                                            196      184
                                                                 ------   ------
Earnings From Continuing Operations Before Income Taxes and
   Minority Interest                                                125      125
   Income tax provision                                              41       37
   Minority interest expense, net of taxes                           14       37
                                                                 ------   ------
Earnings From Continuing Operations                                  70       51
   Discontinued Operation, net of taxes and minority interest         3        3
   Cumulative Effect of Accounting Change - Asset retirement
      obligations, net of taxes                                      --      (10)
                                                                 ------   ------
Net Earnings                                                     $   73   $   44
                                                                 ======   ======
Basic and Diluted Earnings Per Common Share
   Earnings from continuing operations                           $ 0.14   $ 0.10
   Discontinued operation                                          0.01     0.01
   Accounting Change - Asset retirement obligations                  --    (0.02)
                                                                 ------   ------
   Net earnings                                                  $ 0.15   $ 0.09
                                                                 ======   ======
Average Shares of Common Stock Outstanding                        484.4    479.0
                                                                 ======   ======
Cash Dividends Per Common Share                                  $ 0.25   $ 0.25
                                                                 ======   ======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  (In millions)

                                                                March 31,   December 31,
                                                                  2004          2003
                                                                ---------   ------------
Assets
Current Assets
   Cash and temporary investments                                $ 2,224      $ 2,363
   Accounts and notes receivable, net                              2,996        2,851
   Inventories                                                     2,813        2,896
   Assets of business held for sale                                  414          424
   Other current assets                                              968        1,096
                                                                 -------      -------
Total Current Assets                                               9,415        9,630
                                                                 -------      -------
Plants, Properties and Equipment, net                             13,834       13,998
Forestlands                                                        4,032        4,069
Investments                                                          733          764
Goodwill                                                           5,340        5,341
Deferred Charges and Other Assets                                  1,889        1,723
                                                                 -------      -------
Total Assets                                                     $35,243      $35,525
                                                                 =======      =======
Liabilities and Common Shareholders' Equity
Current Liabilities
   Notes payable and current maturities of long-term debt        $ 1,757      $ 2,087
   Accounts payable                                                2,284        2,270
   Accrued payroll and benefits                                      438          461
   Liabilities of business held for sale                             255          248
   Other accrued liabilities                                       1,784        1,910
                                                                 -------      -------
Total Current Liabilities                                          6,518        6,976
                                                                 -------      -------
Long-Term Debt                                                    13,806       13,450
Deferred Income Taxes                                              1,425        1,598
Other Liabilities                                                  3,623        3,637
Minority Interest                                                  1,624        1,627
Common Shareholders' Equity
   Common stock, $1 par value, 485.7 shares in 2004 and 485.2
      shares in 2003                                                 486          485
   Paid-in capital                                                 6,464        6,500
   Retained earnings                                               3,034        3,082
   Accumulated other comprehensive loss                           (1,722)      (1,690)
                                                                 -------      -------
                                                                   8,262        8,377
   Less:  Common stock held in treasury, at cost, 2004 - 0.4
      shares 2003 - 3.7 shares                                        15          140
                                                                 -------      -------
Total Common Shareholders' Equity                                  8,247        8,237
                                                                 -------      -------
Total Liabilities and Common Shareholders' Equity                $35,243      $35,525
                                                                 =======      =======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2004      2003
                                                                    --------   -------
Operating Activities
   Net earnings                                                      $    73   $   44
   Income from discontinued operation                                     (3)      (3)
   Cumulative effect of accounting change                                 --       10
   Depreciation and amortization                                         401      393
   Deferred income tax (benefit) expense                                  (9)      11
   Payments related to restructuring and legal reserves                  (66)     (90)
   Restructuring and other charges                                        30       23
   Reversal of reserves no longer required, net                           (7)      --
   Net gains on sales and impairments of businesses held for sale         (9)      --
   Other, net                                                             33       23
   Changes in current assets and liabilities
      Accounts and notes receivable                                     (196)    (154)
      Inventories                                                        (33)     (94)
      Accounts payable and accrued liabilities                            19       (4)
      Other                                                               (9)     (32)
                                                                     -------   ------
Cash Provided by Operations                                              224      127
                                                                     -------   ------
Investment Activities
   Invested in capital projects                                         (252)    (173)
   Proceeds from divestitures                                             --       44
   Other                                                                 103      (45)
                                                                     -------   ------
Cash Used for Investment Activities                                     (149)    (174)
                                                                     -------   ------
Financing Activities
   Issuance of common stock                                               93        6
   Issuance of debt                                                    1,011    1,350
   Reduction of debt                                                  (1,106)     (50)
   Change in book overdrafts                                             (61)     (88)
   Purchases of treasury stock                                            --      (26)
   Dividends paid                                                       (121)    (120)
   Sale of preferred securities of a subsidiary                           --      150
   Other                                                                 (24)     (48)
                                                                     -------   ------
Cash (Used for) Provided by Financing Activities                        (208)   1,174
                                                                     -------   ------
Effect of Exchange Rate Changes on Cash                                   (6)      17
                                                                     -------   ------
Change in Cash and Temporary Investments                                (139)   1,144
Cash and Temporary Investments
   Beginning of the period                                             2,363    1,074
                                                                     -------   ------
   End of the period                                                 $ 2,224   $2,218
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

                                                               INTERNATIONAL PAPER COMPANY
                                                 Consolidated Statement of Common Shareholders' Equity
                                                                      (Unaudited)
                                                      (In millions, except share amounts in thousands)

                                                          Three Months Ended March 31, 2004

                                                                                   Accumulated                       Total
                                          Common Stock Issued                         Other      Treasury Stock     Common
                                          -------------------  Paid-in  Retained  Comprehensive  --------------  Shareholders'
                                             Shares  Amount    Capital  Earnings  Income (Loss)  Shares  Amount     Equity
                                            -------  ------    -------  --------  -------------  ------  ------  -------------
Balance, December 31, 2003                  485,162   $485     $ 6,500   $ 3,082     $(1,690)     3,668   $ 140      $8,237
Issuance of stock for various plans             560      1         (36)       --          --     (3,304)   (125)         90
Cash dividends - Common
   stock ($0.25 per share)                       --     --          --      (121)         --         --      --        (121)
Comprehensive income (loss):
   Net income                                    --     --          --        73          --         --      --          73
   Change in cumulative foreign
      currency translation adjustment
      (less tax expense of $9)                   --     --          --        --         (25)        --      --         (25)
   Net gains (losses) on cash flow
      hedging derivatives:
      Net gain arising during the period
      (less tax expense of $1)                   --     --          --        --           3         --      --           3
      Less: Reclassification adjustment
      for gains included in net income
      (less tax expense of $5)                   --     --          --        --         (10)        --      --         (10)
                                                                                                                     ------
      Total comprehensive income                                                                                         41
                                            -------   ----     -------   -------     -------      -----   -----      ------
Balance, March 31, 2004                     485,722   $486     $ 6,464   $ 3,034     $(1,722)       364   $  15      $8,247
                                            =======   ====     =======   =======     =======      =====   =====      ======

                                                          Three Months Ended March 31, 2003

                                                                                   Accumulated                       Total
                                          Common Stock Issued                         Other      Treasury Stock     Common
                                          -------------------  Paid-in  Retained  Comprehensive  --------------  Shareholders'
                                             Shares  Amount    Capital  Earnings  Income (Loss)  Shares  Amount     Equity
                                            -------  ------    -------  --------  -------------  ------  ------  -------------
Balance, December 31, 2002                  484,760    $485    $ 6,493   $ 3,260     $(2,645)     5,680   $ 219      $7,374
Issuance of stock for various plans               2      --        (14)       --          --       (512)    (21)          7
Repurchase of stock                              --      --         --        --          --        713      26         (26)
Cash dividends - Common
   stock ($0.25 per share)                       --      --         --      (120)         --         --      --        (120)
Comprehensive income (loss):
   Net income                                    --      --         --        44          --         --      --          44
   Change in cumulative foreign
      currency translation adjustment
      (less tax benefit of $18)                  --      --         --        --         200         --      --         200
   Net gains (losses) on cash flow
      hedging derivatives:
      Net gain arising during the period
      (less tax expense of $7)                   --      --         --        --          30         --      --          30
      Less: Reclassification adjustment
      for losses included in net income
      (less tax benefit of $8)                   --      --         --        --         (27)        --      --         (27)
                                                                                                                     ------
      Total comprehensive income                                                                                        247
                                            -------    ----    -------   -------     -------      -----   -----      ------
Balance, March 31, 2003                     484,762    $485    $ 6,479   $ 3,184     $(2,442)     5,881   $ 224      $7,482
                                            =======    ====    =======   =======     =======      =====   =====      ======

The accompanying notes are an integral part of these financial statements.

                           INTERNATIONAL PAPER COMPANY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2003, which has previously been filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior-year amounts to conform with the current year presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations were computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Earnings per common share from continuing operations, assuming dilution, were computed assuming that all potentially dilutive securities, including "in-the-money" stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and earnings per common share from continuing operations, assuming dilution, is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                             2004     2003
                                                            ------   ------
In millions, except per share amounts
Earnings from continuing operations                         $   70   $   51
Effect of dilutive securities                                   --       --
                                                            ------   ------
Earnings from continuing operations - assuming dilution     $   70   $   51
                                                            ======   ======

Average common shares outstanding                            484.4    479.0
Effect of dilutive securities
   Stock options                                               3.0      1.1
                                                            ------   ------
Average common shares outstanding - assuming dilution        487.4    480.1
                                                            ======   ======

Earnings per common share from continuing operations        $ 0.14   $ 0.10
                                                            ======   ======
Earnings per common share from continuing operations -
   assuming dilution                                        $ 0.14   $ 0.10
                                                            ======   ======

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

During the first quarter of 2004, restructuring and other charges totaling $30 million before taxes ($19 million after taxes) were recorded. Included in this charge were $14 million before taxes ($9 million after taxes) for organizational restructuring programs and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt. The $14 million charge covered the termination of 202 employees and included: Printing Papers - $1 million, Industrial and Consumer Packaging - $5 million, Forest Products - $4 million, Distribution - $2 million, and Corporate - $2 million. In addition, a $7 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

During the first quarter of 2003, restructuring and other charges totaling $23 million before taxes and minority interest ($14 million after taxes and minority interest) were recorded for costs related to facility closures and organizational restructuring programs.

During the last three quarters of 2003, restructuring and other charges totaling $275 million before taxes and minority interest ($170 million after taxes and minority interest) were recorded. These charges included a $213 million charge before taxes and minority interest ($130 million after taxes and minority interest) including $74 million for asset shutdowns of excess internal capacity and $139 million for severance and other charges, a $63 million pre-tax charge ($39 million after taxes) for legal reserves and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. In addition, a $40 million credit before taxes and minority interest ($25 million after taxes and minority interest) was recorded in the last three quarters of 2003 for the net reversal of reserves no longer required.

The following table presents a roll forward of the cumulative severance and other costs included in the 2003 restructuring plans:

                                             Severance
In millions                                  and Other
-----------                                  ---------
Opening balance - first quarter 2003            $ 21
   Additions - second quarter 2003                35
   Additions - third quarter 2003                 62
   Additions - fourth quarter 2003                42
   Cash charges - 2003                           (72)
   Reclassifications - 2003                       (4)
   Cash charges - first quarter 2004             (30)
   Reversal of reserves no longer required        (7)
                                                ----
Balance, March 31, 2004                         $ 47
                                                ====

The severance charges recorded in 2003 related to 3,343 employees. As of March 31, 2004, 2,455 employees had been terminated.

International Paper continually evaluates its operations for improvement. In July 2003, the Company announced a program targeting a reduction in annual overhead costs by late 2004. To date, $75 million for severance and other costs has been recorded relating to this program. Additional charges are anticipated in the second and third quarters of 2004 when additional employees are notified that their positions will be eliminated and severance charges can be estimated.

NOTE 4 - BUSINESSES HELD FOR SALE AND DIVESTITURES

In the first quarter of 2004, International Paper's 50.5% owned subsidiary, Carter Holt Harvey, announced that it had entered into an agreement to sell its tissue business to Svenska Cellulosa Aktiebolaget (SCA), with the sale completion date expected to be effective in mid-May (see Note 12). The assets of this business, totaling $414 million, are included in "assets of business held for sale" in current assets in the accompanying consolidated balance sheet. The liabilities of this business, totaling $255 million, are included in "liabilities of business held for sale" in current liabilities in the accompanying consolidated balance sheet.

Also in the first quarter of 2004, a $9 million gain ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

During the last three quarters of 2003, International Paper recorded a $2 million pre-tax gain ($1 million after taxes) to adjust estimated gains/losses of businesses previously sold. In addition, in the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value.

NOTE 5 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

                                              March 31,   December 31,
In millions                                      2004         2003
-----------                                   ---------   ------------
Raw materials                                   $  361       $  455
Finished pulp, paper and packaging products      1,795        1,725
Finished lumber and panel products                 247          182
Operating supplies                                 375          515
Other                                               35           19
                                                ------       ------
   Total                                        $2,813       $2,896
                                                ======       ======

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.8 billion and $2.0 billion at March 31, 2004 and December 31, 2003, respectively.

Interest payments made during the three-month periods ended March 31, 2004 and 2003 were $181 million and $184 million, respectively. Capitalized net interest costs were $3 million and $2 million for the three months ended March 31, 2004 and 2003, respectively. Total interest expense was $218 million for the first three months of 2004 and $210 million for the first three months of 2003. Distributions paid under all of International Paper's preferred securities of subsidiaries were $23 million and $37 million during the first three months of 2004 and 2003, respectively. The decrease is due to redeemed preferred securities in January 2004 and June 2003. The expense related to these preferred securities is included in minority interest expense in the consolidated statement of earnings, except for $13 million in 2004 related to the Trust preferred securities that were deconsolidated in the last half of 2003. Income tax payments of $32 million and $33 million were made during the first three months of 2004 and 2003, respectively.

Accumulated depreciation was $18.0 billion at March 31, 2004 and $17.5 billion at December 31, 2003. The allowance for doubtful accounts was $132 million at March 31, 2004 and $135 million at December 31, 2003.

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

                                                     Three Months Ended   Twelve Months Ended
In millions                                            March 31, 2004      December 31, 2003
-----------                                          ------------------   -------------------
Asset retirement obligation, beginning of the year          $47.7                $19.8
Net transition adjustment                                      --                 21.9
Liabilities settled                                          (1.0)                (3.6)
Net adjustments to existing liabilties                         --                  7.7
Accretion expense                                             0.5                  1.9
                                                            -----                -----
Asset retirement obligation, end of period                  $47.2                $47.7
                                                            =====                =====

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

NOTE 6 - RECENT ACCOUNTING DEVELOPMENTS

In January 2004, the FASB issued FASB Staff Position FAS 106-1 (FSP FAS 106-1) to provide temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or a significant event occurs that would call for remeasurement of a plan's assets and liabilities. International Paper elected to defer recognition of the effects of the Act pending the issuance of authoritative guidance and included the required disclosures for those electing the deferral in Note 16 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

International Paper has established reserves relating to certain liabilities associated with exterior siding and roofing products manufactured by its former Masonite subsidiary, which were the subject of settlements in three nationwide class action lawsuits. These lawsuits, which were settled during 1998 and 1999, are discussed in detail in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003.

The following table presents an analysis of the net reserve activity related to these lawsuits for the three months ended March 31, 2004.

RESERVE ANALYSIS

------------------------------------------------------------
                             Hard-   Omni-
In millions                  board    wood   Woodruf   Total
------------------------------------------------------------
Balance, December 31, 2003    $261    $117     $ 9      $387
Payments                       (33)     (5)     (2)      (40)
Insurance collections, net       5      --      --         5
                              ----    ----     ---      ----
Balance, March 31, 2004       $233    $112     $ 7      $352
                              ====    ====     ===      ====

The following table shows an analysis of claims statistics related to these lawsuits for the three months ended March 31, 2004.

CLAIMS STATISTICS

-------------------------------------------------------------------------------------------------------
In thousands                 Hardboard          Omniwood          Woodruf            Total
                          ---------------   ---------------   ---------------   ---------------
No. of                    Single   Multi-   Single   Multi-   Single   Multi-   Single   Multi-
Claims Pending            Family   Family   Family   Family   Family   Family   Family   Family   Total
-------------------------------------------------------------------------------------------------------
December 31, 2003          26.4      2.8      1.8      0.5      0.8      0.3     29.0      3.6     32.6
No. of  Claims Filed        8.8      1.4      1.1       --      0.1       --     10.0      1.4     11.4
No. of  Claims Paid        (7.2)    (0.8)    (0.9)    (0.1)    (0.1)      --     (8.2)    (0.9)    (9.1)
No. of Claims Dismissed    (3.1)    (0.5)    (0.1)      --       --       --     (3.2)    (0.5)    (3.7)
March 31, 2004             24.9      2.9      1.9      0.4      0.8      0.3     27.6      3.6     31.2

While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, International Paper is unable to estimate at this time the amount of additional charges, if any that may be required for these matters in the future.

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the "Indemnification Lawsuit"). This lawsuit sought to recover amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of a lawsuit referred to as Judy Naef v. Masonite and International Paper (the "Hardboard Lawsuit"), as well as damages for the refusal of one insurer, Employer's Insurance of Wausau (Wausau), to provide a defense of that lawsuit. This lawsuit is also discussed in detail in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. In addition to these proceedings, the Company intends to seek indemnification from other insurance carriers in arbitration proceedings as required by the policies. As of March 31, 2004, International Paper had received an aggregate of $104 million from certain of its insurance carriers.

A dispute between International Paper and the third party concerning a number of issues, including the relationship of the contract funding obligation to insurance proceeds recovered in the Indemnification Lawsuit, was the subject of an arbitration commenced in 2002 by the third party in London, England and scheduled to begin February 9, 2004. Before the hearing started, the parties settled the dispute. Under the settlement, International Paper agreed to pay the third party a portion of insurance proceeds recovered by International Paper under its insurance policies, beginning on January 1, 2004 and thereafter, up to a maximum of $95 million. The precise amount that International Paper will pay to the third party under the settlement will depend upon, and will be in proportion to, the amount of insurance recoveries received by International Paper in the future. As of March 31, 2004, approximately $5 million had been paid to the third party under this settlement.

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

NOTE 8 - DEBT

In March 2004, International Paper issued $600 million of 4.00% notes due April 1, 2010 and $400 million of 5.25% notes due April 1, 2016. The proceeds from these issuances were used to retire approximately $1.0 billion of 8.125% coupon rate debt in April 2004. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

Also in March 2004, International Paper replaced its maturing $750 million bank credit agreement with a five-year, $1.25 billion bank credit facility maturing in March 2009. Concurrently, an existing three-year bank credit agreement maturing in March 2006 was reduced from $1.5 billion to $750 million. Each of these credit facilities was unused at March 31, 2004.

At March 31, 2004 and December 31, 2003, International Paper classified $1.8 billion and $1.5 billion, respectively, of current maturities of long-term debt and bonds with put features as long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described above.

In March 2003, International Paper completed a private placement with registration rights of $300 million of 3.80% notes due April 1, 2008 and $700 million of 5.30% notes due April 1, 2015. Proceeds from the notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper.

Maintaining an investment grade credit rating is an important element of International Paper's corporate finance strategy. At March 31, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (stable outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively. On April 27, 2004, Moody's Investor Services affirmed International Paper's long-term rating of Baa2, but changed the outlook from "stable" to "negative".

NOTE 9 - RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all employees. Employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003.

Net periodic pension cost for our U.S. qualified and nonqualified defined benefit plans comprised the following:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
In millions                                                      2004    2003
-----------                                                     -----   -----
Service cost                                                    $  29   $  27
Interest cost                                                     117     114
Expected return on plan assets                                   (148)   (151)
Actuarial loss                                                     23      11
Amortization of prior service cost                                  6       5
                                                                -----   -----
Net periodic pension expense (a)                                $  27   $   6
                                                                =====   =====

(a) Excludes $1 million in 2004 for curtailments and special termination benefits that were recorded in Restructuring and other charges in the consolidated statement of earnings.

The Company does not expect to make any contributions in 2004 to the qualified defined benefit plan. As of March 31, 2004, no contributions have been made. The nonqualified plan is funded to the extent of benefit payments, which equaled $36 million through March 31, 2004.

NOTE 10 - POSTRETIREMENT BENEFITS

International Paper provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. Employees are generally eligible for benefits upon completion of a specified number of years and creditable service. International Paper does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future. A detailed discussion of these benefits is presented in Note 16 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The measures of postretirement benefit cost presented below do not reflect the effects of the Act on our plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require International Paper to change previously reported information.

The components of postretirement benefit expense were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
In millions                                                       2004   2003
-----------                                                       ----   ----
Service cost                                                      $ 2    $ 2
Interest cost                                                      14     13
Actuarial loss                                                     11      4
Amortization of prior service cost                                 (9)    (6)
                                                                  ---    ---
Net periodic pension expense (a)                                  $18    $13
                                                                  ===    ===

(a) Excludes a $1 million credit adjustment in 2004 for curtailments and special termination benefits that were recorded in Restructuring and other charges in the consolidated statement of earnings.

NOTE 11 - STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. The Company accounts for stock options granted under the plan using the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." A detailed discussion of these plans is presented in Note 18 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
In millions, except per share amounts                            2004    2003
-------------------------------------                           -----   -----
Net earnings, as reported                                       $  73   $  44
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                     (12)    (10)
                                                                -----   -----
Pro forma net income                                            $  61   $  34
                                                                =====   =====
Earnings per common share
   Basic and diluted - as reported                              $0.15   $0.09
                                                                =====   =====
   Basic and diluted - pro forma                                $0.13   $0.07
                                                                =====   =====

The effect for the three months ended March 31, 2004 and 2003, on pro forma net earnings, earnings per common share and earnings per common share-assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future periods due to the vesting period of stock options and the potential for issuance of additional stock options in future periods.

NOTE 12 - DISCONTINUED OPERATION

In the first quarter of 2004, International Paper's 50.5% owned subsidiary, Carter Holt Harvey, announced that it had entered into an agreement to sell its tissue business to Svenska Cellulosa Aktiebolaget (SCA), with the sale expected to be completed in May. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," International Paper has accounted for this business as a discontinued operation. Accordingly, International Paper has restated all prior periods presented to classify the tissue business as a discontinued operation. When the transaction is completed, International Paper estimates that it will record a pretax gain of approximately $140-$150 million.

Revenues associated with this discontinued operation were $117 million and $96 million for the three month periods ended March 31, 2004 and 2003, respectively.

The assets/liabilities of the tissue business are included in International Paper's consolidated balance sheet as assets/liabilities of business held for sale. Summarized balance sheet information for the tissue business is as follows:

                                                        March 31,   December 31,
In millions                                                2004         2003
-----------                                             ---------   ------------
Trade accounts receivable                                  $ 38         $ 41
Inventory                                                    85           87
Property, plant and equipment, net                          272          277
Other assets                                                 19           19
                                                           ----         ----
Assets of business held for sale                           $414         $424
                                                           ====         ====

Trade accounts payable                                     $ 30         $ 34
Accrued payroll and benefits                                 15           15
Other current liabilities                                    22            8
Other long-term liabilities                                  32           18
Minority interest liability                                 156          173
                                                           ----         ----
Liabilities of business held for sale                      $255         $248
                                                           ====         ====

NOTE 13 - SUBSEQUENT EVENTS

On April 21, 2004, International Paper announced an agreement to acquire Box USA Holdings, Inc., one of America's leading corrugated packaging companies for approximately $400 million, including the assumption and repayment of certain indebtedness. This acquisition is consistent with International Paper's strategic direction to grow its core businesses of paper, packaging and forest products. This transaction is subject to normal closing conditions, including the expiration or termination of the mandatory waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The first quarter of 2004 was, as expected, a difficult business environment for International Paper. Average prices for paper and packaging products were lower than in either the fourth or first quarters of 2003. Wood fiber and energy costs also remained high, although they were more than offset by better mill operating performance, higher sales volumes and the impact of cost reduction initiatives. A higher effective tax rate compared with the 2003 fourth quarter also reduced reported net earnings; however, lower special charges helped to mitigate this impact.

Looking forward, demand for most paper and packaging products had begun to increase at the end of the first quarter, and is expected to continue to improve during the second quarter. Additionally, previously announced price increases in industrial packaging, uncoated free sheet, coated papers, pulp, and bleached board grades should result in better price realizations in the second quarter. These factors, combined with expected lower wood fiber costs and further benefits from cost control programs, should result in stronger second quarter operating results.

Results of Operations

For the first quarter of 2004, International Paper (the "Company" or "International Paper") reported net sales of $6.4 billion, compared with $6.0 billion in the first quarter of 2003 and $6.3 billion in the fourth quarter of 2003.

Net earnings totaled $73 million, or $.15 per share, in the 2004 first quarter. This compared with net earnings of $44 million, or $.09 per share, in the first quarter of 2003 and net earnings of $48 million, or $.10 per share, in the fourth quarter of 2003. Amounts include the effects of special items in all periods. Also during the 2004 first quarter, Carter Holt Harvey signed an agreement to sell its tissue business. Accordingly, the operating results of this business are now classified as a discontinued operation, and all prior periods presented have been restated to reflect this presentation.

Description of Graph

The following graph compares first-quarter 2003 and 2004 earnings from continuing operations in bar chart format (in millions). The first bar is 2003 first-quarter earnings from continuing operations of $51. This is followed by bars representing major changes in the earnings from continuing operations including: Costs/Operations/Mix of $40, Volume of $30, Raw Materials of ($16), Price of ($40) and Special Items of $5. The last bar is 2004 first-quarter earnings from continuing operations of $70.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR GRAPH IN THE PRINTED MATERIAL.]

                            Earnings From
                       Continuing Operations
                            (in millions)
                       ---------------------
2003 First Quarter             $  51
Costs/Operations/Mix           $  40
Volume                         $  30
Raw Materials                   ($16)
Price                           ($40)
Special Items                  $   5
2004 First Quarter             $  70

Earnings from continuing operations were $70 million in the first quarter of 2004 compared with $51 million in the 2003 first quarter, and $48 million in the 2003 fourth quarter. Earnings in the 2004 first quarter benefited from cost reduction initiatives and improved mill operations ($40 million), higher sales volume ($30 million) and reduced special charges ($5 million) compared with the 2003 first quarter, although these benefits were partially offset by higher energy and wood fiber costs ($16 million), and lower average price realizations ($40 million). These same factors also affected earnings from continuing operations compared with the fourth quarter of 2003 as benefits from cost reduction initiatives and improved mill operations ($25 million), higher sales volume ($15 million) and reduced special charges ($50 million) were partially offset by higher energy and wood fiber costs ($10 million) and lower average price realizations ($20 million). Additionally, the negative effect of reduced earnings from land sales ($13 million) and a higher effective tax rate
($35 million) compared with the 2003 fourth quarter was somewhat mitigated by lower corporate overhead expenses ($10 million).

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include charges for facility shutdowns, severance costs associated with organizational restructuring, early debt extinguishment costs, legal reserves and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2004 operational structure, as well as to reflect the classification of the Carter Holt Harvey tissue business as a discontinued operation.

The following table presents a reconciliation of International Paper's net earnings to its operating profits:

                                                           Three Months Ended
                                                       --------------------------
                                                        March 31,    December 31,
                                                       -----------   ------------
In millions                                            2004   2003       2003
-----------                                            ----   ----   ------------
Net Earnings                                           $ 73   $ 44       $ 48
Deduct: Discontinued Operations                          (3)    (3)        (3)
Add back: Cumulative effect of accounting change         --     10          3
                                                       ----   ----       ----
Earnings From Continuing Operations                      70     51         48
Add back: Income tax (benefit)  provision                41     37        (42)
          Minority interest expense, net of taxes        14     37         21
                                                       ----   ----       ----
Earnings From Continuing Operations Before Income
   Taxes, and Minority Interest                         125    125         27
Interest expense, net                                   196    184        185
Minority interest included in operations                (13)   (14)        (8)
Corporate items                                         110     88        144
   Special items:
      Restructuring and other charges                    30     23        101
      Reversal of reserves no longer required            (7)    --        (23)
      Net (gains) losses on sales and impairments of
         businesses held for sale                        (9)    --         21
                                                       ----   ----       ----
                                                       $432   $406       $447
                                                       ====   ====       ====
Industry Segment Operating Profit
Printing Papers                                        $ 83   $121       $ 65
Industrial and Consumer Packaging                        79     98        111
Distribution                                             17     15         18
Forest Products                                         232    161        236
Carter Holt Harvey                                       11     12          8
Specialty Businesses and Other                           10     (1)         9
                                                       ----   ----       ----
Total Industry Segment Operating Profit                $432   $406       $447
                                                       ====   ====       ====

Discontinued Operation and Cumulative Effect of Accounting Changes

During the first quarter of 2004, Carter Holt Harvey signed an agreement to sell its tissue business. Accordingly, all periods presented have been restated to present the operating results of this business as a discontinued operation for the current and prior periods. Net earnings of the discontinued operation was approximately $3 million in all three quarters.

Net earnings in the 2003 first quarter included as the cumulative effect of an accounting change a $10 million after-tax charge for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Fourth quarter 2003 net earnings included as the cumulative effect of an accounting change an after-tax charge of $3 million to record the transitional charge for the adoption of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

Income Taxes

The effective income tax rate for continuing operations for the 2004 first quarter was 33% compared with a 30% effective tax rate for continuing operations in the first quarter of 2003. This included a one-time $5 million expense related to France that increased the first-quarter effective income tax rate by three percent. While the Company reported pre-tax income in the fourth quarter of 2003, a net income tax benefit was recorded reflecting a $13 million reduction in the fourth quarter ($26 million before minority interest) for a favorable settlement with Australian tax authorities of net operating loss carry forwards. In addition, fourth-quarter 2003 earnings included a $20 million reduction in the provision for income taxes reflecting a reduction in the full-year effective tax rate, excluding special items and accounting changes, to 22 percent from the 25 percent estimated in the 2003 third quarter. The reduction in the rate was due to a higher proportion of taxable income in lower tax rate jurisdictions.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, decreased to $14 million in the 2004 first quarter, compared with $37 million and $21 million in the first and fourth quarters of 2003, respectively. The decrease in 2004 compared to first quarter 2003 reflects a reduction in minority interest expense related to preferred securities that were replaced by debt obligations in the second half of 2003. The decrease versus the 2003 fourth quarter reflects the inclusion in the fourth quarter of the minority interest portion of the tax settlement mentioned above.

Net interest expense for the 2004 first quarter of $196 million was higher than $184 million in the first quarter of 2003 and $185 million in the 2003 fourth quarter. The increase in 2004 over first quarter 2003 was due in part to the debt securities discussed above. Net interest expense in the 2003 fourth quarter included approximately $13 million of interest income from tax refunds and accrual adjustments.

Corporate expenses, net, of $110 million in the 2004 first quarter were lower than 2003 fourth-quarter net expenses of $144 million, but were higher than net expenses of $88 million in the first quarter of 2003. The decrease compared with the fourth quarter was principally due to lower overhead and inventory-related costs. Higher pension and other benefit-related costs were the major factors in the increase from the 2003 first quarter.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses of paper, packaging and forest products, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they will achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility's plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility,
(b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

The 2004 first quarter included a pre-tax charge of $30 million before taxes ($19 million after taxes) for restructuring and other costs, including $14 million ($9 million after taxes) for organizational restructuring programs and $16 million ($10 million after taxes) for losses on early extinguishment of debt. The 2003 first quarter included a net charge of $23 million before taxes and minority interest ($14 million after taxes and minority interest) for costs related to facility closures and organizational restructuring programs. In the 2003 fourth quarter, a pre-tax charge of $101 million ($61 million after taxes and minority interest) was recorded for restructuring and other costs, including $91 million ($55 million after taxes and minority interest) for facility closures and organizational restructuring programs, $29 million ($18 million after taxes) for additional legal reserves, and a credit of $19 million ($12 million after taxes) for gains on early extinguishment of debt.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

Included in the 2004 first quarter was a pre-tax credit of $9 million ($6 million after taxes) to adjust previous estimated gains/losses of businesses sold. The 2003 fourth quarter included a pre-tax charge of $34 million ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value. In addition, a $13 million gain ($8 million after taxes) was recorded in the 2003 fourth quarter to adjust estimated gains/losses of businesses previously sold.

Industry Segment Operating Profit

Description of Graph

The following graph compares first-quarter 2003 and 2004 segment operating profit in bar chart format (in millions). The first bar is first-quarter 2003 operating profit of $406. This is followed by bars representing major changes in segment operating profit including: Costs/Operations/Mix of $60, Volume of $45, Energy/Raw Materials of ($24) and Price of ($55). The last bar is first-quarter 2004 operating profit of $432.


 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR GRAPH IN THE PRINTED MATERIAL.]

                       Industry Segment
                       Operating Profit
                         (in millions)
                       ----------------
2003 First Quarter          $ 406
Costs/Operations/Mix        $  60
Volume                      $  45
Energy/Raw Materials         ($24)
Price                        ($55)
2004 First Quarter          $ 432

Industry segment operating profit of $432 million in the 2004 first quarter was up from $406 million in the 2003 first quarter but down from $447 million in the 2003 fourth quarter. Compared with the first quarter of 2003, earnings in the current quarter benefited from strong mill operating performance and lower overhead costs from our cost reduction efforts ($60 million), and higher sales volumes across all business segments ($45 million). These improvements offset the effects of higher energy and raw material costs ($24 million) and lower average paper and packaging prices ($55 million). Improved mill operating performance and the impact of overhead cost reduction efforts ($35 million), and higher sales volumes ($20 million), particularly in uncoated free sheet, bleached board, and containerboard, were also positive earnings factors compared with the 2003 fourth quarter. However, average prices were lower across all business segments ($30 million), while continued high energy and wood fiber costs ($15 million), lower profits from forestland sales ($20 million), and other items ($5 million) also negatively affected operating results.

During the quarter, International Paper took approximately 185,000 tons of downtime, including very little for lack-of-order downtime, compared with approximately 315,000 tons of downtime in the fourth quarter of 2003, which included 185,000 tons for lack-of-orders. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack-of-orders are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the first quarter of 2004.

Printing Papers

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                 $1,970        $1,875        $1,875
Operating Profit          83           121            65

Printing Papers net sales for the first quarter of 2004 were 5% higher than in both the first and fourth quarters of 2003. Operating profits in the first quarter of 2004 were 31% lower than in the first quarter of 2003 and were 28% higher than in the fourth quarter of 2003. The decrease versus the 2003 first quarter was principally the result of lower average uncoated paper and pulp prices, continued high fiber costs, together with higher energy costs and the impact of an unfavorable sales mix. These factors were somewhat offset by higher sales volumes and improved manufacturing operations. Compared with the fourth quarter of 2003, Printing Papers' first-quarter earnings improved as the impact of higher sales volumes, cost improvement initiatives and improved mill operations more than offset lower average sales prices. During the first quarter of 2004, the segment took 120,000 tons of downtime, almost all of which was maintenance-related. In the previous quarter, downtime totaled 200,000 tons, including 105,000 tons due to lack-of-orders.

Operating profits for Printing Papers continued to be negatively impacted in the 2004 first quarter by high wood costs in the United States due to the impact on harvest activity of wet weather conditions toward the end of the 2003 fourth quarter and beginning of the 2004 first quarter, particularly in the Southeast. The uncoated free sheet business's operating results improved during the 2004 first quarter as the impact of higher sales volumes and lower overhead costs more than offset lower average prices. Operating results in our market pulp business improved during the quarter as a result of higher average prices and sales volumes offset somewhat by continued higher energy costs. Earnings in our coated paper business declined during the first quarter as lower average sales prices combined with higher energy and fiber costs exceeded the benefits from improved mill operations. Sales volume for the quarter was about the same as in the previous quarter. European papers' first-quarter earnings were higher than the previous quarter as slightly higher sales volumes, improved mill operations and the positive impact of foreign exchange rates more than offset lower average sales prices. In Brazil, first-quarter earnings improved as the impact of higher sales volume and lower operating costs more than offset lower average sales prices.

Entering the second quarter, announced price increases will have a significant effect on Printing Papers operating results. A first-quarter increase in offset, commodity cutsize and envelope uncoated freesheet prices was supplemented by an additional increase in offset and branded cutsize prices to be effective in the second quarter. Additionally, three separate consecutive monthly price increases were announced in pulp, and an increase was announced for all coated paper grades for late in the second quarter. Demand is improving and sales volumes are expected to be higher in the U.S. although seasonally lower in Europe. This segment will continue to emphasize manufacturing and overhead cost reduction initiatives, improved customer focus and further improvements in mill operations while balancing production and inventory levels.

Packaging

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                 $1,700        $1,620        $1,715
Operating Profit          79            98           111

Industrial and Consumer Packaging net sales for the first quarter of 2004 were 5% higher than the first quarter of 2003 and were 1% lower than fourth quarter of 2003. Operating profits in the first quarter of 2004 were 19% lower than in the first quarter of 2003 and were 29% lower than in the fourth quarter of 2003. High energy and raw material costs continued to negatively affect earnings during the 2004 first quarter. Earnings in the 2004 first quarter were down compared with the previous quarter due to lower average linerboard and box prices, partially offset by higher domestic box volumes and the effect of cost reduction efforts across the segment. The segment took 64,000 tons of downtime in the first quarter, almost all of which was maintenance related. Lack-of-order downtime was 80,000 tons of the total 90,000 tons of downtime in the previous quarter.

Industrial Packaging's sales increased from the 2003 fourth quarter due principally to higher sales volume for both containerboard and boxes offset slightly by lower average sales prices. Operating earnings declined from the previous quarter as the impact of improved manufacturing operations, lower overhead costs and higher sales volume could not offset the effects of lower price realizations and high energy costs.

Consumer Packaging's earnings declined from the previous quarter principally due to a less favorable product mix and higher raw material and energy costs. Higher bleached board sales volume in the first quarter helped mitigate the negative impact of lower average prices. Operating results for converting businesses declined slightly due largely to the effects of seasonally lower demand.

Looking forward to the second quarter, price increases in containerboard, certain bleached board grades and boxes announced in the first quarter, together with improved manufacturing operations, will have a positive impact on operating results. The segment will continue to focus on further cost reductions, customer initiatives, efficiency improvements and overhead expense control in order to improve operating results.

Distribution

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                 $1,465        $1,430        $1,470
Operating Profit          17            15            18

Distribution's 2004 first-quarter sales were up 2% from the first quarter of 2003 and were about flat compared with the previous quarter. Operating profits in the first quarter of 2004 were up 13% from the first quarter of 2003 and 6% down from the previous quarter. Compared with the 2003 first quarter, earnings improved in the first quarter of 2004 due to higher sales volume and lower overhead costs partially offset by lower margins and higher bad debt expense. Compared with the 2003 fourth quarter, seasonally lower demand, lower margins and higher bad debt expense all contributed to lower earnings. Demand was slow at the beginning of the first quarter of 2004, but showed signs of improvement late in the quarter. Increased activity in commercial printing late in the quarter is a favorable sign for improved operating results as 2004 progresses. Volumes improved in packaging, facility supplies, and printing papers in comparison to the same period in 2003.

Looking forward to the next quarter, expected strengthening business activity in most markets is expected to result in better margins and higher sales volume. Distribution will continue to emphasize cost control initiatives to further improve earnings.

Forest Products

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                  $790          $675          $810
Operating Profit        232           161           236

Forest Products net sales for the first quarter of 2004 were 17% higher than in the first quarter of 2003 and were 2% lower than in the fourth quarter of 2003. Operating profits in the first quarter of 2004 were 44% higher than in the first quarter of 2003 but were 2% lower than in the fourth quarter of 2003.

Compared with the first quarter of 2003, the increase in earnings in the first quarter of 2004 was a result of higher average plywood and lumber prices partially offset by lower earnings from reduced harvest volumes and lower forestland sales. Earnings in the 2004 first-quarter compared with the 2003 fourth-quarter, benefited from improved earnings from our wood products operations and reduced costs which were more than offset by lower land sales. In the Wood Products business both lumber and plywood prices during the quarter were about the same as in the 2003 fourth quarter. Sales volume for plywood improved during the quarter although lumber sales volume was down. Canadian operating results in the 2004 first quarter benefited from higher average sales prices and volumes and strong operations compared with the previous quarter. Harvest volumes from Company forestlands for the quarter declined from both the prior quarter and the 2003 first quarter reflecting lower inventory of mature sawtimber. Average stumpage prices were only slightly higher than in both the first and fourth quarters of 2003. Together, these factors resulted in lower gross margins from stumpage sales and recreational income. Gross margins from forestland sales were about $20 million and $25 million lower than in the 2003 fourth and first quarters, respectively. Operating profits for the Real Estate division in the first quarter of 2004 were about even with the 2003 fourth quarter and about $20 million higher than the first quarter of 2003.

As the second quarter begins, average lumber and plywood prices in North America are expected to increase with a strengthening economy and seasonal improvements in weather conditions. Forest Resources' harvest volumes are expected to be somewhat lower in the 2004 second quarter.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volume of such sales.

Carter Holt Harvey

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                  $515          $405          $515
Operating Profit         11            12             8

During the first quarter of 2004, Carter Holt Harvey announced the expected sale of its tissue business to be completed in May 2004. Accordingly, all periods presented have been restated to separately present the operating results of the tissue business as a discontinued operation excluded from segment operating results. When the transaction is completed, International Paper estimates that it will record a pretax gain of approximately $140-$150 million.

Carter Holt Harvey's 2004 first-quarter sales were 27% higher than in the first quarter of 2003 and were flat with the fourth quarter of 2003. Operating profits in the first quarter of 2004 were about flat compared with the first quarter of 2003 and were up slightly from the fourth quarter of 2003. First quarter 2004 reported U.S. dollar sales and earnings continued to be impacted by the translation effect of a stronger New Zealand dollar. In New Zealand dollars, 2004 first quarter sales were 5% higher than in the first quarter of 2003 but were 6% lower than the fourth quarter of 2003. Operating profits, in New Zealand dollars, in the first quarter of 2004 were about 17% below the first quarter of 2003 and about double the amount reported in the fourth quarter of 2003.

Earnings in the Forest business declined in the 2004 first quarter due principally to lower sales volume and higher distribution costs compared with both the first and fourth quarters of 2003 although higher sales prices helped to mitigate the impact. Wood Products' earnings were down this quarter versus both the 2003 first and fourth quarters, reflecting higher raw material costs and seasonally lower sales volume. Higher average prices combined with improved mill operations were the main factors in improved Pulp and Paper earnings in the 2004 first quarter compared with the 2003 fourth quarter. Packaging's earnings were seasonally down compared with the 2003 fourth quarter but improved on the same quarter last year principally due to cost reduction efforts and operational improvements.

Overall, the outlook remains positive as demand in the log market is improving and pulp price increases have been announced. The New Zealand housing market remains strong, although in Australia there are signs it may be moderating.

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

Specialty Businesses and Other

                       2004                 2003
                   -----------   -------------------------
In millions        1st Quarter   1st Quarter   4th Quarter
-----------        -----------   -----------   -----------
Sales                  $295         $345           $275
Operating Profit         10           (1)             9

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution and, prior to its closure, our Chemical Cellulose Pulp mill. Also included are divested businesses whose results are included in this segment for periods prior to their sale. First-quarter 2004 net sales were 14% lower than in the first quarter of 2003 but 7% higher than in the fourth quarter of 2003. The segment was profitable in the 2004 first-quarter compared with a loss in the first quarter of 2003, with earnings about even with the fourth quarter of 2003. The changes in sales and earnings are principally due to the impact of the closure of the Natchez, Mississippi Chemical Cellulose dissolving pulp mill that ceased operations on July 15, 2003. First quarter 2004 earnings were also negatively impacted by continuing high energy costs as well as by the impact of a boiler outage in the Chemical business.

As the overall economy continues to improve, this segment expects to benefit from improved sales volumes in the 2004 second quarter.

Other

In July 2003, the Company announced a program targeting additional reductions in overhead costs by late 2004. This program will include the elimination of approximately 3,000 salaried positions in the United States by late 2004, including some achieved through normal attrition. To date, the Company has recorded $75 million for severance costs in connection with this program. Additional severance charges will be recorded in future quarters when additional employees are notified that their positions will be eliminated and severance charge costs can be estimated.

The Company is currently implementing a supply chain initiative that includes targeting a further reduction in maintenance and repair parts inventories of approximately $160 million over the three-year remaining program life from enhanced management techniques that will reduce purchases and improve usage. Some of these reductions may be from dispositions of inventory that, based on the new approach, will be considered excess.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant additional charges will be incurred in future periods in our businesses should such triggering events occur.

Liquidity and Capital Resources

Cash provided by operations totaled $224 million for the first three months of 2004, compared to $127 million for the comparable 2003 period. Higher net earnings and decreased working capital requirements, primarily due to a lower investment in inventory, led to the operating cash flow increase.

Investments in capital projects totaled $252 million and $173 million for the first three months of 2004 and 2003, respectively. Full year capital spending for 2004 is now expected to be approximately $1.3 billion, which is below projected depreciation and amortization charges.

Financing activities for the first three months of 2004 included a $95 million net decrease in debt and preferred securities versus a $1.5 billion net increase in the comparable 2003 three-month period. First quarter 2004 activity included the March issuance of $400 million of 5.25% notes due April 1, 2016 and $600 million of 4.00% notes due April 1, 2010. The proceeds from these issuances were used to retire $1.0 billion of 8.125% coupon rate debt in April 2004. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

At March 31, 2004 and December 31, 2003, International Paper classified $1.8 billion and $1.5 billion, respectively, of current maturities of long-term debt and bonds with put features as long-term debt.

International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described below.

Also during the first three months of 2004, approximately 3.3 million treasury shares were issued for various incentive plans, including stock option exercises that generated $93 million of cash. In the first three months of 2003, approximately 713,000 shares had been added to treasury stock at a cost of $26 million with approximately 512,000 treasury shares issued for various incentive plans, including stock option exercises that generated $6 million of cash. Common stock dividend payments totaled $121 million and $120 million for the first three months of 2004 and 2003, respectively. Dividends were $.25 per share for both periods.

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

Maintaining an investment grade credit rating is an important element of International Paper's corporate finance strategy. At March 31, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (stable outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively. On April 27, 2004, Moody's Investor Services affirmed International Paper's long-term rating of Baa2, but changed the outlook from "stable" to "negative".

International Paper can meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2004 through cash from operations and its various existing credit facilities.

At March 31, 2004, International Paper's contractually committed bank credit agreements provided for facilities amounting to $2 billion. In March 2004, International Paper signed a new $1.25 billion, five-year credit agreement, replacing a $750 million five-year credit agreement that matured in March 2004. At the same time, International Paper reduced the facility under another credit agreement maturing in March 2006 from $1.5 billion to $750 million. Both agreements generally provide for interest rates at a floating index plus a predetermined margin dependent upon International Paper's credit rating. As of March 31, 2004, there were no loans outstanding under either facility.

In addition, through its receivables securitization program established in December 2001, International Paper has up to $650 million of committed funding available. The liquidity component of the program extends through December 2004. The receivables purchase agreement within the program extends through December 2006. Borrowing rates under the program are commercial-paper based. As of March 31, 2004, there were no loans outstanding under this program.

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

Income Taxes

The effective income tax rate for continuing operations was 33% and 30% for the 2004 and 2003 three-month periods, respectively, including the tax effects of certain special and unusual items that can affect the effective income tax rate in a given quarter, but that may not recur in subsequent quarters. The 2004 first quarter rate also included approximately 3% for the effects of a one-time adjustment in France. Management believes that the effective tax rate computed after excluding these special or unusual items provides a better estimate of the rate that could be expected in future quarters of the current calendar year if no additional special or unusual items were to occur in those quarters. The effective tax rates for the three-month periods ended March 31, 2004 and 2003 excluding these items were 30% and 31%, respectively.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2003, a discussion of these critical accounting policies, which are important to the portrayal of the Company's financial condition and results of operations and require management's judgments. The Company has not made any changes in any of these critical accounting policies during the first quarter of 2004.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $27 million for International Paper's U.S. plans for the three months ended March 31, 2004, or about $21 million higher than the pension expense recorded for the first three months of 2003. Net pension expense for non-U.S. plans was about $11 million and $9 million for the three-month periods in 2004 and 2003, respectively. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. At March 31, 2004, the market value of plan assets for International Paper's U.S. plans totaled approximately $6.5 billion, consisting of approximately 62% equity securities, 27% fixed income securities, and 11% real estate and other assets.

While International Paper may elect to make voluntary contributions to its plans in the coming years, it is unlikely that there will be any required minimum contributions to the plans before 2006 unless interest rates decline below current levels or investment performance is significantly below projections.

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

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $12 million and $10 million would have been recorded in the first thee months of 2004 and 2003, respectively, decreasing the reported earnings per share to $.13 and $.07 in the first three months of 2004 and 2003, respectively.

During each reporting period, earnings per share assuming dilution is calculated by assuming that "in-the-money" options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, "will," "may," "should," "continue," "anticipate," "believe," "expect," "plan," "appear," "project," "estimate," "intend," and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the timing and strength of an economic recovery, changes in interest rates and plan asset values which could have an impact on reported earnings and shareholders' equity, the strength of demand for the Company's products, changes in overall demand, whether announced price increases and expected non-price improvements can be realized, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                           INTERNATIONAL PAPER COMPANY
                    Financial Information by Industry Segment
                                   (Unaudited)
                                  (In millions)

Sales by Industry Segment

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 2004    2003 (1)
                                                ------   --------
Printing Papers                                 $1,970    $1,875
Industrial and Consumer Packaging                1,700     1,620
Distribution                                     1,465     1,430
Forest Products                                    790       675
Carter Holt Harvey                                 515       405
Other Businesses (2)                               295       345
Corporate and Inter-segment Sales                 (371)     (371)
                                                ------    ------
Net Sales                                       $6,364    $5,979
                                                ======    ======

Operating Profit by Industry Segment

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                  2004   2003 (1)
                                                 -----   --------
Printing Papers                                  $  83    $ 121
Industrial and Consumer Packaging                   79       98
Distribution                                        17       15
Forest Products                                    232      161
Carter Holt Harvey                                  11       12
Other Businesses (2)                                10       (1)
                                                 -----    -----
Operating Profit                                   432      406
Interest expense, net                             (196)    (184)
Minority interest (3)                               13       14
Corporate items, net                              (110)     (88)
Restructuring and other charges                    (30)     (23)
Net (losses) gains on sales and impairments
   of businesses held for sale                       9       --
Reversal of reserves no longer required, net         7       --
                                                 -----    -----
Earnings from continuing operations before
   income taxes and minority interest            $ 125    $ 125
                                                 =====    =====

(1) Prior-year industry segment information has been restated to conform to minor changes in the 2004 operational structure, as well as to reflect the Carter Holt Harvey tissue business as a discontinued operation.

(2) Includes Arizona Chemical, Chemical Cellulose Pulp (closed in 2003) and businesses identified in our divestiture program.

(3) Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, and cumulative effect of accounting changes.

                           INTERNATIONAL PAPER COMPANY
                        Sales Volumes By Product (1) (2)
                                   (Unaudited)

International Paper Consolidated (excluding Carter Holt Harvey)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2004    2003
                                                                -----   -----
Printing Papers (In thousands of short tons)
   Uncoated Papers and Bristols                                 1,658   1,571
   Coated Papers                                                  526     506
   Market Pulp                                                    556     510

Packaging (In thousands of short tons)
   Containerboard                                                 541     485
   Bleached Packaging Board                                       379     317
   Kraft                                                          148     150
   Industrial and Consumer Packaging                            1,125   1,077

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis)                                  509     460
   Lumber (board feet)                                            878     842



Carter Holt Harvey (3)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                 2004   2003
                                                                 ----   ----
Printing Papers (In thousands of short tons)
   Tissue                                                          32     33
   Market Pulp                                                    147    121

Packaging (In thousands of short tons)
   Containerboard                                                 119    101
   Bleached Packaging Board                                        20     23
   Industrial and Consumer Packaging                               39     40

Forest Products (In millions)
   Panels (sq. ft. 3/8" - basis)                                   43     46
   Lumber (board feet)                                            118    122
   MDF and Particleboard (sq. ft. 3/4" - basis)                   139    147

(1)  Sales volumes include third party and inter-segment sales.

(2) Sales volumes for divested businesses are included through the date of sale.

(3)  Includes 100% of volumes sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 30 and 31 of International Paper's Form 10-K Annual Report for the year ended December 31, 2003, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 7 in this Form 10-Q.

Other Litigation

On September 16, 2002, International Paper was served in Federal District Court in Columbia, South Carolina with a class action lawsuit by a group of private landowners alleging that International Paper and certain of its fiber suppliers, known as "Quality Suppliers," engaged in an unlawful conspiracy to artificially depress the prices at which International Paper procures fibers for its mills. The suit seeks injunctive relief as well as treble damages and other costs associated with the litigation. On March 31, 2004, the case was certified as a class action. International Paper has filed for permission from the U.S. Court of Appeals for the Fourth Circuit to appeal the District Court's order granting class certification.

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation (acquired by International Paper in 1999), and other manufacturers of linerboard. These suits allege that the defendants conspired to fix prices for corrugated sheets and containers during the period October 1, 1993, through November 30, 1995. These lawsuits, which seek injunctive relief as well as treble damages and other costs associated with the litigation, were consolidated and, on September 4, 2001, certified as a class action. On September 22, 2003, International Paper, along with Weyerhaeuser Co. and Georgia-Pacific Corp., agreed with the class plaintiffs to settle the litigation for an aggregate amount of $68 million. International Paper's share of the settlement, which is subject to court approval, is $24.4 million. The International Paper portion of the settlement also covers the claims brought against Union Camp Corporation. A final fairness hearing on the proposed settlement is scheduled for November 25, 2004.

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

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper's Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors between January 1, 1994 and June 30, 2000. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. These cases have been consolidated in federal district court in New York. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and the District of Columbia. The case in New York state court and one of the two Michigan cases have been dismissed. On June 17, 2003, the federal district court certified the consolidated federal cases as a class action. Thirty-one plaintiffs have opted not to participate in the class litigation. On April 23, 2004, International Paper agreed with the federal class plaintiffs to seek court approval of a $31 million settlement. On April 29, 2004, the federal court preliminarily approved the settlement and set a hearing date of July 14, 2004 for final approval of the settlement. On April 23, 2004, International Paper agreed with the California state court indirect purchaser putative class plaintiffs to seek court approval of a $3.5 million settlement with an indirect purchase settlement class. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases.

Environmental

In March 2003, the EPA notified the Company that it intends to initiate an enforcement action alleging hazardous waste deficiencies at the Company's treated pole facility in Joplin, Missouri. On October 10, 2003, the Company was served with a civil administrative complaint seeking a civil penalty of $673,969. The Company and the EPA are pursuing settlement discussions and on April 30, 2004, the EPA reduced the civil penalty amount to $86,649.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 99 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No.
                 1-3157)

          11     Statement of Computation of Per Share Earnings

          12 Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

          31.1   Certification of principal executive officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

          31.2   Certification of principal financial officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.1 Stock Purchase Agreement dated as of April 20, 2004 by and among International Paper Company, Box USA Holdings, Inc., the Controlling Sellers named therein and Roger W. Stone, in his capacity as Controlling Sellers' Representative

     (b)  Reports on Form 8-K

          International Paper filed a Current Report on Form 8-K on March 19, 2004 under Item 7, for purposes of filing certain documents with reference to the Registration Statement on Form S-3, as amended, of International Paper Company filed with the Securities and Exchange Commission on March 12, 2003 and amended on March 26, 2003.

          International Paper filed a Current Report on Form 8-K on March 26, 2004 under Item 9, announcing that its 50.4% owned subsidiary, Carter Holt Harvey, had entered into an agreement to sell its Tissue business and its 50% owned interest in Sancella to Svenska Cellulosa Aktiebolaget for NZ$ 1.015 billion.

          International Paper filed a Current Report on Form 8-K on April 2, 2004 under Items 5 and 7, announcing that the Company had entered into a 5-Year Credit Agreement, dated as of March 30, 2004, with an aggregate principal amount of $1.25 billion. In connection with entering into the 5-Year Credit Agreement, the aggregate commitments under the pre-existing 3-Year Credit Agreement, dated as of March 6, 2003, were reduced from $1.5 billion to $750 million.

          International Paper filed a Current Report on Form 8-K on April 22, 2004 under Items 5 and 7, announcing that the Company had agreed to acquire Box USA Holdings, Inc., a corrugated packaging company.

          International Paper filed a Current Report on Form 8-K on April 23, 2004 under Item 12 - Results of Operations and Financial Condition furnishing a copy of the press release reporting the results of its operations for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTERNATIONAL PAPER COMPANY
                                  (Registrant)


Date: May 6, 2004                    By /s/ CHRISTOPHER P. LIDDELL
                                        ----------------------------------------
                                        Christopher P. Liddell
                                        Senior Vice President and Chief
                                        Financial Officer


Date: May 6, 2004                    By /s/ ROBERT J. GRILLET
                                        ----------------------------------------
                                        Robert J. Grillet
                                        Vice President - Finance and Controller

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'