Form 10-Q
period 2004-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2004-08-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

Yes ☒      No ☐

The number of shares outstanding of the registrant's common stock as of July 31, 2004 was

486,270,803.

INTERNATIONAL PAPER COMPANY
INDEX

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Sales	$6,486	$6,158	$12,850	$12,137

Costs and Expenses
Cost of products sold	4,778	4,585	9,537	9,018
Selling and administrative expenses	478	470	1,000	961
Depreciation, amortization and cost of timber harvested	397	407	798	800
Distribution expenses	288	275	571	541
Taxes other than payroll and income taxes	62	65	126	129
Restructuring and other charges	107	81	137	104
Net losses on sales and impairments of businesses held for sale	36	10	27	10
Reversal of reserves no longer required, net	(5)	(9)	(12)	(9)
Interest expense, net	183	194	379	378

Earnings From Continuing Operations Before Income Taxes and Minority Interest	162	80	287	205
Income tax provision (benefit)	28	(40)	69	(3)
Minority interest expense, net of taxes	33	35	47	72

Earnings From Continuing Operations	101	85	171	136
Discontinued Operation, net of taxes and minority interest	92	3	95	6
Cumulative Effect of Accounting Change—Asset retirement obligations, net of taxes	—	—	—	(10)

Net Earnings	$193	$88	$266	$132

Basic and Diluted Earnings Per Common Share
Earnings from continuing operations	$0.21	$0.18	$0.35	$0.28
Discontinued operation	0.19	0.01	0.20	0.02
Accounting change—Asset retirement obligations	—	—	—	(0.02)

Net earnings	$0.40	$0.19	$0.55	$0.28

Average Shares of Common Stock Outstanding	485.6	479.0	485.0	479.0

Cash Dividends Per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(Unaudited)
(In millions)

	June 30, 2004	December 31, 2003

Assets
Current Assets
Cash and temporary investments	$1,862	$2,363
Accounts and notes receivable, net	3,056	2,851
Inventories	2,739	2,896
Assets of business held for sale	—	424
Other current assets	915	1,096

Total Current Assets	8,572	9,630

Plants, Properties and Equipment, net	13,747	13,998
Forestlands	3,962	4,069
Investments	731	764
Goodwill	5,335	5,341
Deferred Charges and Other Assets	1,797	1,723

Total Assets	$34,144	$35,525

Liabilities and Common Shareholders' Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$848	$2,087
Accounts payable	2,304	2,270
Accrued payroll and benefits	459	461
Liabilities of business held for sale	—	248
Other accrued liabilities	1,775	1,910

Total Current Liabilities	5,386	6,976

Long-Term Debt	13,711	13,450
Deferred Income Taxes	1,444	1,598
Other Liabilities	3,608	3,637
Minority Interest	1,728	1,627
Common Shareholders' Equity
Common stock, $1 par value, 486.1 shares in 2004 and 485.2 shares in 2003	486	485
Paid-in capital	6,487	6,500
Retained earnings	3,106	3,082
Accumulated other comprehensive loss	(1,812)	(1,690)

	8,267	8,377
Less: Common stock held in treasury, at cost, 2003—3.7 shares	—	140
Total Common Shareholders' Equity	8,267	8,237

Total Liabilities and Common Shareholders' Equity	$34,144	$35,525

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2004	2003

Operating Activities
Net earnings	$266	$132
Earnings from discontinued operation	(95)	(6)
Cumulative effect of accounting change	—	10
Depreciation and amortization	798	800
Deferred income tax expense (benefit)	14	(72)
Payments related to restructuring and legal reserves	(111)	(105)
Restructuring and other charges	137	104
Reversal of reserves no longer required, net	(12)	(9)
Net losses on sales and impairments of businesses held for sale	27	10
Other, net	65	92
Changes in current assets and liabilities
Accounts and notes receivable	(309)	(100)
Inventories	(17)	(52)
Accounts payable and accrued liabilities	4	(63)
Other	(72)	(48)

Cash Provided by Operations	695	693

Investment Activities
Invested in capital projects	(562)	(427)
Proceeds from divestitures	604	53
Other	110	(41)

Cash Provided by (Used for) Investment Activities	152	(415)

Financing Activities
Issuance of common stock	110	14
Issuance of debt	2,033	1,367
Reduction of debt	(3,148)	(616)
Change in book overdrafts	(65)	(47)
Purchases of treasury stock	—	(26)
Dividends paid	(242)	(239)
Sale of minority interest	—	150
Redemption of preferred securities of a subsidiary	—	(550)
Other	(57)	(88)

Cash Used for Financing Activities	(1,369)	(35)

Effect of Exchange Rate Changes on Cash	21	113

Change in Cash and Temporary Investments	(501)	356
Cash and Temporary Investments
Beginning of the period	2,363	1,074

End of the period	$1,862	$1,430

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Common Shareholders' Equity
(Unaudited)
(In millions, except share amounts in thousands)
Six Months Ended June 30, 2004

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity

Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Issuance of stock for various plans	901	1	(13)	—	—	(3,662)	(140)	128
Cash dividends—Common stock ($0.50 per share)	—	—	—	(242)	—	—	—	(242)
Comprehensive income (loss):
Net earnings	—	—	—	266	—	—	—	266
Change in cumulative foreign currency translation adjustment (less tax of $13)	—	—	—	—	(101)	—	—	(101)
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $3)	—	—	—	—	(7)	—	—	(7)
Less: Reclassification adjustment for gains included in net earnings (less tax of $7)	—	—	—	—	(14)	—	—	(14)

Total comprehensive income								144

Balance, June 30, 2004	486,063	$486	$6,487	$3,106	$(1,812)	6	$—	$8,267

Six Months Ended June 30, 2003

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity

Balance, December 31, 2002	484,760	$485	$6,493	$3,260	$(2,645)	5,680	$219	$7,374
Issuance of stock for various plans	36	—	(7)	—	—	(779)	(31)	24
Repurchase of stock	—	—	—	—	—	713	26	(26)
Cash dividends—Common stock ($0.50 per share)	—	—	—	(239)	—	—	—	(239)
Comprehensive income (loss):
Net earnings	—	—	—	132	—	—	—	132
Change in cumulative foreign currency translation adjustment (less tax of $65)	—	—	—	—	585	—	—	585
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $28)	—	—	—	—	52	—	—	52
Less: Reclassification adjustment for gains included in net earnings (less tax of $22)	—	—	—	—	(45)	—	—	(45)

Total comprehensive income								724

Balance, June 30, 2003	484,796	$485	$6,486	$3,153	$(2,053)	5,614	$214	$7,857

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2003, which has previously been filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior-year amounts to conform with the current year presentation.

NOTE 2—EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations before the cumulative effect of accounting change were computed by dividing earnings from continuing operations before the cumulative effect of accounting change by the weighted average number of common shares outstanding. Earnings per common share from continuing operations before the cumulative effect of accounting change, assuming dilution, were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations before the cumulative effect of accounting change, and earnings per common share from continuing operations before the cumulative effect of accounting change, assuming dilution, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2004	2003	2004	2003

Earnings from continuing operations before the cumulative effect of accounting change	$101	$85	$171	$136
Effect of dilutive securities	—	—	—	—

Earnings from continuing operations before the cumulative effect of accounting change—assuming dilution	$101	$85	$171	$136

Average common shares outstanding	485.6	479.0	485.0	479.0
Effect of dilutive securities Stock options	2.6	1.2	2.8	1.0

Average common shares outstanding—assuming dilution	488.2	480.2	487.8	480.0

Earnings per common share from continuing operations before the cumulative effect of accounting change	$0.21	$0.18	$0.35	$0.28

Earnings per common share from continuing operations before the cumulative effect of accounting change—assuming dilution	$0.21	$0.18	$0.35	$0.28

Note:	If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a trust for the periods presented.

NOTE 3—RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

During the second quarter of 2004, restructuring and other charges totaling $107 million before taxes and minority interest ($63 million after taxes and minority interest) were recorded. Included in this charge were $42 million before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs and $65 million before taxes ($40 million after taxes) for losses on early extinguishment of debt. The $42 million restructuring charge included $20 million of severance costs covering the termination of 431 employees and other cash costs of $22 million, and included: Printing Papers—$1 million, Industrial and Consumer Packaging—$3 million, Forest Products—$1 million, Distribution—$2 million, Specialty Businesses—$11 million and Corporate—$24 million. In addition, a $5 million credit before taxes and minority interest ($3 million after taxes and minority interest) was recorded for the reversal of restructuring reserves no longer required. Also, a $5 million net increase in the tax provision, after minority interest, was recorded reflecting a $32 million charge for an adjustment of deferred tax balances and a $27 million credit from the reduction of valuation reserves for capital loss carryovers.

During the first quarter of 2004, restructuring and other charges totaling $30 million before taxes ($19 million after taxes) were recorded. Included in this charge were $14 million before taxes ($9 million after taxes) for organizational restructuring programs and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt. The $14 million charge covered the termination of 202 employees and included: Printing Papers—$1 million, Industrial and Consumer Packaging—$5 million, Forest Products—$4 million, Distribution—$2 million and Corporate—$2 million. In addition, a $7 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

During the second quarter of 2003, restructuring and other charges totaling $81 million before taxes ($50 million after taxes) were recorded. These charges included $51 million before taxes ($32 million after taxes), including $16 million for facility shutdown costs and $35 million for severance costs associated with organizational restructuring programs, $20 million before taxes ($12 million after taxes) for legal reserves and $10 million before taxes ($6 million after taxes) for early debt retirement costs. In addition, a $9 million credit before taxes and minority interest ($5 million after taxes and minority interest) for the reversal of restructuring reserves no longer required was recorded in the quarter. Also, a $50 million tax provision reduction was recorded reflecting a favorable tax audit settlement and benefits from an overseas tax program.

During the first quarter of 2003, restructuring and other charges totaling $23 million before taxes and minority interest ($14 million after taxes and minority interest) were recorded for costs related to facility closures and organizational restructuring programs.

During the last two quarters of 2003, restructuring and other charges totaling $194 million before taxes and minority interest ($120 million after taxes and minority interest) were recorded. These charges included a $162 million charge before taxes and minority interest ($98 million after taxes and minority interest) including $58 million for asset shutdowns of excess internal capacity and $104 million for severance and other charges, a $43 million pre-tax charge ($27 million after taxes) for legal reserves and an $11 million credit before taxes ($7 million charge after taxes) for early debt retirement costs. In addition, a $31 million credit before taxes and minority interest ($20 million after taxes and minority interest) was recorded in the last two quarters of 2003 for the net reversal of reserves no longer required.

International Paper continually evaluates its operations for improvement. In July 2003, the Company announced a program targeting a reduction in annual overhead costs by late 2004. To date, $117 million for severance and other costs has been recorded relating to this program. Additional charges are anticipated in the third quarter of 2004 when additional employees are notified that their positions will be eliminated and severance charges can be estimated.

The following table presents a roll forward of the cumulative severance and other costs related to the 2003/2004 overhead reduction program and the various restructuring plans discussed above:

In millions	Severance and Other

Opening balance—first quarter 2003	$21
Additions—second quarter 2003	35
Additions—third quarter 2003	62
Additions—fourth quarter 2003	42
Additions—first quarter 2004	14
Additions—second quarter 2004	42
Cash charges—2003	(72)
Reclassifications—2003	(4)
Cash charges—first quarter 2004	(30)
Cash charges—second quarter 2004	(21)
Reversal of reserves no longer required	(8)

Balance, June 30, 2004	$81

The severance charges recorded in 2003 and 2004 related to 3,976 employees. As of June 30, 2004, 2,961 employees had been terminated.

NOTE 4— BUSINESSES HELD FOR SALE AND DIVESTITURES

On May 19, 2004, Carter Holt Harvey completed the sale of its Tissue business to Svenska Cellulosa Aktiebolaget (SCA). As a result of this sale, International Paper recognized a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest). This gain on sale is included along with the net income of the Carter Holt Harvey Tissue business prior to the sale as a Discontinued Operation in the accompanying consolidated statement of earnings. All prior periods presented have also been restated to present the operating results of the Tissue business as a discontinued operation.

Revenues associated with this discontinued operation through May 2004 were $153 million and $202 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Earnings and earnings per share related to the Tissue business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2004	2003	2004	2003

Earnings from discontinued operation
Earnings from operations	$4	$9	$13	$17
Income tax expense	—	(3)	(3)	(5)
Minority interest, net of taxes	(2)	(3)	(5)	(6)

Earnings from operations, net of taxes and minority interest	2	3	5	6

Gain on sale	268	—	268	—
Income tax expense	(69)	—	(69)	—
Minority interest, net of taxes	(109)	—	(109)	—

Gain on sale, net of taxes and minority interest	90	—	90	—

Earnings from discontinued operation, net of taxes and minority interest	$92	$3	$95	$6

Earnings per common share from discontinued operation
Earnings from operations, net of taxes and minority interest	$—	$0.01	$0.01	$0.02
Gain on sale, net of taxes and minority interest	0.19	—	0.19	—

Earnings per common share from discontinued operation, net of taxes and minority interest	$0.19	$0.01	$0.20	$0.02

Assets/liabilities of the Tissue business, included in International Paper's consolidated balance sheet at December 31, 2003 as assets/liabilities of business held for sale, were as follows:

In millions	December 31, 2003

Accounts receivable, net	$41
Inventories	87
Plants, properties and equipment, net	277
Other assets	19

Assets of business held for sale	$424

Accounts payable	$34
Accrued payroll and benefits	15
Other accrued liabilities	8
Other liabilities	18
Minority interest	173

Liabilities of business held for sale	$248

Also in the second quarter of 2004, a $27 million pre-tax loss ($27 million after taxes) was recorded to write down the assets of the Company's Anould mill to their estimated realizable value. In addition, a $9 million loss before taxes and minority interest ($5 million after taxes and minority interest) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated realizable value. The remaining asset values are included in Other current assets in the accompanying consolidated balance sheet.

In the first quarter of 2004, a $9 million gain before taxes ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

During the second quarter of 2003, International Paper recorded a $10 million pre-tax charge ($6 million after taxes) to adjust previous estimated gains/losses of businesses previously sold.

During the last two quarters of 2003, International Paper recorded a net $12 million pre-tax gain ($7 million after taxes) to adjust estimated gains/losses of businesses previously sold. In addition, in the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value.

NOTE 5—SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	June 30, 2004	December 31, 2003

Raw materials	$429	$455
Finished pulp, paper and packaging products	1,732	1,725
Finished lumber and panel products	200	182
Operating supplies	349	515
Other	29	19

Total	$2,739	$2,896

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.4 billion and $2.0 billion at June 30, 2004 and December 31, 2003, respectively.

Interest payments made during the six-month periods ended June 30, 2004 and 2003 were $417 million and $398 million, respectively. Capitalized net interest costs were $7 million and $3 million for the six months ended June 30, 2004 and 2003, respectively. Total interest expense was $424 million for the first half of 2004 and $433 million for the first half of 2003. Distributions paid under all of International Paper's preferred securities of subsidiaries were $30 million and $62 million during the first half of 2004 and 2003, respectively. The decrease is due to preferred securities redeemed in January 2004 and June 2003. The expense related to these preferred securities is included in minority interest expense in the consolidated statement of earnings, except for $19 million in 2004 related to the Trust preferred securities that were deconsolidated in the last half of 2003. Income tax payments of $113 million and $106 million were made during the first half of 2004 and 2003, respectively.

Accumulated depreciation was $17.9 billion at June 30, 2004 and $17.5 billion at December 31, 2003. The allowance for doubtful accounts was $128 million at June 30, 2004 and $135 million at December 31, 2003.

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” adopted effective January 1, 2003, International Paper records a liability and an asset equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper's asset retirement obligations under this standard generally relate to closure costs for landfills and other environmental liabilities resulting from the normal operations of long-lived assets. Revisions to the liability could occur due to changes in the estimated costs or timing of environmental closures, or possible new federal or state regulations affecting these closures. The following table presents an analysis of activity related to the asset retirement obligation since January 1, 2003:

In millions	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003

Asset retirement obligation, beginning of the period	$48	$20
Net transition adjustment to adopt SFAS No. 143	—	22
New liabilities	2	—
Liabilities settled	(3)	(4)
Net adjustments to existing liabilties	(1)	8
Accretion expense	1	2

Asset retirement obligation, end of the period	$47	$48

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

NOTE 6—RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2) which provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper is currently evaluating the effects of this statement and will adopt FSP 106-2 in the 2004 third quarter. See Note 10 for additional information.

In April 2004, the FASB issued FSP 129-1, Disclosure Requirements under FASB Statement No. 129, “Disclosure of Information about Capital Structure,” relating to contingently convertible securities and to their potentially dilutive effects on earnings per share. The FSP requires expanded disclosures of the significant terms of the conversion features of these securities to enable users of the financial statements to understand the circumstances of the contingencies and the potential impact of conversion. These additional disclosures are presented for International Paper's contingently convertible securities in Note 8.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

The following table presents an analysis of the net reserve activity related to these lawsuits for the six months ended June 30, 2004.

RESERVE ANALYSIS

In millions	Hardboard	Omniwood	Woodruf	Total

Balance, December 31, 2003	$261	$117	$9	$387
Payments	(57)	(8)	(4)	(69)
Insurance collections, net	8	—	—	8

Balance, June 30, 2004	$212	$109	$5	$326

The following table shows an analysis of claims statistics related to these lawsuits for the six months ended June 30, 2004.

CLAIMS STATISTICS

	Hardboard		Omniwood		Woodruf		Total
In thousands No. of Claims Pending	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total

December 31, 2003	26.4	2.8	1.8	0.5	0.8	0.3	29.0	3.6	32.6
No. of Claims Filed	22.2	3.2	2.5	—	0.3	—	25.0	3.2	28.2
No. of Claims Paid	(13.9)	(1.8)	(1.9)	(0.1)	(0.2)	—	(16.0)	(1.9)	(17.9)
No. of Claims Dismissed	(6.8)	(1.0)	(0.3)	—	—	—	(7.1)	(1.0)	(8.1)
June 30, 2004	27.9	3.2	2.1	0.4	0.9	0.3	30.9	3.9	34.8

While International Paper believes that the reserve balances established for these matters are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims, International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the “Indemnification Lawsuit”). This lawsuit sought to recover amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of a lawsuit referred to as Judy Naef v. Masonite and International Paper (the “Hardboard Lawsuit”), as well as damages for the refusal of one insurer, Employer's Insurance of Wausau (Wausau), to provide a defense of that lawsuit. This lawsuit is also discussed in detail in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. In addition to these proceedings, the Company intends to seek indemnification from other insurance carriers in arbitration proceedings as required by the policies. As of June 30, 2004, International Paper had received an aggregate of $111 million from certain of its insurance carriers, including $16 million in 2004.

International Paper was involved in a dispute with a third party regarding $100 million of payments made to International Paper under an alternative risk-transfer agreement. Under a settlement agreement, International Paper agreed to pay the third party a portion of insurance proceeds recovered by International Paper under its insurance policies up to a maximum of $95 million. The precise amount that International Paper will pay to the third party under the settlement will depend upon, and will be in proportion to, the amount of insurance recoveries received by International Paper in the future. As of June 30, 2004, approximately $8 million had been paid to the third party under this settlement.

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

NOTE 8—DEBT

In June 2004, International Paper entered into an agreement with a third party investor to repurchase on August 30, 2004, limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. These partnership interests have a book value of $168 million and were previously reported in Minority interest. The repurchase price will approximate the book value. At June 30, 2004, this liability has been classified in Current maturities of long-term debt.

Also in June 2004, International Paper issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points that can vary depending upon the credit rating of the Company, with a maturity in June 2007, which refinanced $650 million of long-term debt with an interest rate of LIBOR plus 100 basis points with a scheduled maturity date of August 24, 2004.

In March 2004, International Paper issued $600 million of 4.00% notes due April 1, 2010 and $400 million of 5.25% notes due April 1, 2016. The proceeds from these issuances were used to retire approximately $1.0 billion of 8.125% coupon rate debt in April 2004. Pre-tax early debt retirement costs of $65 million related to the retired debt were included in Restructuring and other charges in the accompanying consolidated statement of earnings.

In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using proceeds from a $1.0 billion debt issuance in December 2003, including $500 million of 4.25% notes due January 15, 2009 and $500 million of 5.50% notes due January 15, 2014. Pre-tax early debt retirement costs of $16 million related to the retired debt were included in Restructuring and other charges in the accompanying consolidated statement of earnings.

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

In March 2004, International Paper replaced its maturing $750 million bank credit agreement with a five-year, $1.25 billion bank credit facility maturing in March 2009. Concurrently, an existing three-year bank credit agreement maturing in March 2006 was reduced from $1.5 billion to $750 million. Each of these credit facilities was unused at June 30, 2004.

Maintaining a strong investment grade credit rating is an important element of International Paper's corporate finance strategy. At June 30, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively.

Contingently Convertible Securities

Included in Long-term debt at June 30, 2004 and December 31, 2003 were $2.1 billion principal amount at maturity of zero-coupon Convertible Senior Debentures with a 20-year term. This debt accretes to face value at maturity at a rate of 3.75% per annum. Beginning on June 20, 2004, and every June 20th and December 20th until maturity, the debentures are subject to an increased accretion rate if the closing sales price of the Company's common stock is equal to or less than 60% of the then current conversion price of the notes for any 20 trading days out of the last 30 consecutive trading days ending three business days prior to June 20, 2004, or later semiannual date. The conversion price of the notes as of June 20, 2004 was $55.91, and the bonds were not subject to an increased accretion rate for the semiannual period beginning June 20, 2004.

These debentures may be converted into shares of the Company's common stock at a conversion ratio of 9.5111 shares per $1,000 principal amount at maturity of debentures, which was equal to an initial conversion price of $50.01 per share of the Company's common stock. The note holders may convert their notes into the Company's common stock prior to maturity under any of the following circumstances: (1) the closing sales price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the day prior to the surrender date is more than 120% (declining by .256% at the end of each semi-annual period over the life of the debentures to 110%) of the then-current conversion price; (2) International Paper's credit rating is downgraded by each of Moody's and S&P to below Baa3 and BBB–, respectively; (3) the Company has called the notes for redemption; (4) the Company distributes to all holders of the Company's common stock certain rights entitling them to purchase, for a period expiring within 60 days, common stock at less than the closing sales price of the Company's common stock at the time; or (5) the Company distributes to all holders of our common stock, the assets, debt securities or certain rights to purchase the Company's debt securities which distribution has a per share value exceeding 12.5% of the closing sales price of the Company's common stock on the day preceding the declaration for such distribution.

The dilutive effect of the convertible notes has not been reflected in diluted EPS since conversion is contingent upon International Paper's stock price reaching a certain level that has not been met.

Security holders have the right to require repurchase of these securities on June 20th in each of the years 2006, 2011 and 2016, at a repurchase price equal to the accreted principal amount to the repurchase date. The repurchase may be for International Paper common stock or cash, or a combination of both, at the Company's option.

International Paper also has the option to redeem the securities for cash after June 19, 2006. On or after June 20, 2006 and prior to June 20, 2008, the redemption can only occur if the closing sales price of the Company's common stock exceeds 120% of the then-current conversion price for at least 20 trading days in the 30 consecutive trading days ending on the date redemption notice is given. On or after June 20, 2008, the redemption price will be equal to the then accreted principal amount plus any accrued and unpaid cash interest to the redemption date.

NOTE 9—RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all employees hired prior to July 1, 2004. Employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003.

Net periodic pension cost for our U.S. qualified and nonqualified defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2004	2003	2004	2003

Service cost	$29	$27	$58	$54
Interest cost	117	115	234	229
Expected return on plan assets	(148)	(151)	(296)	(302)
Actuarial loss	24	11	47	22
Amortization of prior service cost	6	7	12	12

Net periodic pension expense(a)	$28	$9	$55	$15

(a)	Excludes $1 million and $8 million for the six months ended June 30, 2004 and 2003, respectively, for curtailments and special termination benefits that were recorded in Restructuring and other charges and Net losses on sales and impairments of businesses held for sale in the consolidated statement of earnings.

The Company does not expect to make any contributions in 2004 to the qualified defined benefit plan. As of June 30, 2004, no contributions have been made. The nonqualified plan is funded to the extent of benefit payments, which equaled approximately $40 million and $10 million for the six month periods ended June 30, 2004 and 2003.

NOTE 10—POSTRETIREMENT BENEFITS

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The measures of postretirement benefit cost presented below do not reflect the effects of the Act on our plan. International Paper is currently evaluating the effect that the adoption of the applicable accounting guidance in the third quarter of 2004 will have on its results of operations and financial condition. If retroactively applied, International Paper would be required to change previously reported information.

The components of postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2004	2003	2004	2003

Service cost	$1	$2	$3	$4
Interest cost	14	14	28	27
Actuarial loss	9	8	20	12
Amortization of prior service cost	(11)	(9)	(20)	(15)

Net postretirement benefit cost(a)	$13	$15	$31	$28

(a)	Excludes a $1 million credit adjustment for the six months ended June 30, 2004 for curtailments and special termination benefits that were recorded in Restructuring and other charges in the consolidated statement of earnings.

NOTE 11—STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. The Company accounts for stock-based compensation under the plan using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. No employee compensation cost for stock options is reflected in net earnings as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2004	2003	2004	2003

Net earnings, as reported	$193	$88	$266	$132
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(11)	(21)	(21)

Pro forma net income	$184	$77	$245	$111

Earnings per common share
Basic and diluted—as reported	$0.40	$0.19	$0.55	$0.28

Basic and diluted—pro forma	$0.38	$0.17	$0.51	$0.24

NOTE 12—SUBSEQUENT EVENTS

On July 1, 2004, International Paper acquired Box USA, one of America's leading corrugated packaging companies, for approximately $400 million, including the assumption and repayment of certain indebtedness. This acquisition is consistent with International Paper's strategic direction to grow its three core businesses of paper, packaging and forest products.

On July 2, 2004, Carter Holt Harvey announced the purchase of an 85% interest in a Chinese premium panels manufacturer, Plantation Timber Products (PTP), for $134 million. PTP is a manufacturer of special medium density fiberboard (MDF) and flooring products.

On July 15, 2004, International Paper signed an agreement to sell Scaldia Papier B.V. and its subsidiary Recom B.V., to Stora Enso for approximately $36 million in cash. Completion of the transaction is subject to certain closing conditions including regulatory approval. When completed, the sale will result in a pre-tax loss of approximately $35 million.

On July 21, 2004, International Paper announced that it has reached an agreement to sell its Weldwood of Canada, Ltd. business (Weldwood) to West Fraser Timber Co., Ltd. of Vancouver, Canada, for approximately C$1.26 billion in cash (approximately U.S. $950 million), subject to certain adjustments at closing. This transaction is expected to be completed in the fall. International Paper anticipates recording an after-tax loss as a result of this transaction of approximately $780 million in the third quarter, subject to certain adjustments, including a $425 million pre-tax loss and a $355 million tax provision. Based on testing performed as of June 30, 2004 on Weldwood as a held-for-use business, no impairment charge was required to be recorded in the 2004 second quarter. The following is a summary of net sales, net earnings and earnings per share for Weldwood, which are included in International Paper's consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2004	2003	2004	2003

Net sales	$257	$193	$483	$369
Net earnings (loss)	38	(8)	57	(10)
Earnings (loss) per share	0.08	(0.02)	0.12	(0.02)

Beginning in the third quarter of 2004, the operating results of Weldwood will be reported as a discontinued operation with all prior periods restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Operating results for the second quarter of 2004 improved from the previous quarter as an improving U.S. economic environment led to stronger product demand, higher industry operating rates and rising prices. Sales volumes were strong in all of our core businesses reflecting solid customer demand for our paper, packaging and wood products. We began to realize previously announced price increases in our paper and packaging businesses during the quarter. Improved average prices, combined with the benefits from cost reduction initiatives and better mill operating performance, more than offset high energy costs and lower earnings from land sales. A lower effective tax rate compared with the 2004 first quarter also benefited net earnings; however, special charges were significantly higher.

Looking forward, demand for most paper, packaging and forest products is strong. Additionally, previously announced price increases continue to be implemented, including those with third quarter effective dates. These factors, combined with expected lower wood fiber costs and further benefits from cost control programs, should result in stronger third quarter operating results. These positive factors will be somewhat mitigated by expected lower wood products pricing and higher energy and chemical costs.

Results of Operations

For the second quarter of 2004, International Paper (the “Company” or “International Paper”) reported net sales of $6.5 billion, compared with $6.1 billion in the second quarter of 2003 and $6.4 billion in the first quarter of 2004.

Net earnings totaled $193 million, or $.40 per share, in the 2004 second quarter. This compared with net earnings of $88 million, or $.19 per share, in the second quarter of 2003 and net earnings of $73 million, or $.15 per share, in the first quarter of 2004. Amounts include the effects of special items in all periods. Also during the 2004 first quarter, Carter Holt Harvey signed an agreement to sell its Tissue business. This sale was completed in the second quarter of 2004. Accordingly, the operating results of this business are now classified as a discontinued operation, and all prior periods presented have been restated to reflect this classification. The net gain on the sale of $90 million after taxes and minority interest is also included in discontinued operations in the 2004 second quarter.

Earnings From Continuing Operations
(in millions)

2003 Second
Quarter

Price

Volume

Costs/
Operations/Mix

Land Sales

Energy/Raw
Materials

Interest/Other

$85

$62

$58

$28

($27)

($26)

($15)

($96)

$300

$270

$240

$210

$180

$150

$120

$90

2004 Second
Quarter

$60

$30

$0

$32

$101

Tax

Special
Items

Earnings from continuing operations were $101 million in the second quarter of 2004 compared with $85 million in the 2003 second quarter, and $70 million in the 2004 first quarter. Earnings in the 2004 second quarter benefited from higher average price realizations ($62 million), higher sales volumes ($58 million) and cost reduction initiatives and improved mill operations ($28 million) compared with the 2003 second quarter. However, these benefits were partially offset by higher energy and wood fiber costs ($26 million), lower gains from land sales ($27 million), a higher effective tax rate ($15 million) and higher special items ($96 million), somewhat mitigated by lower interest and corporate overhead expenses ($32 million). Compared with the first quarter of 2004, earnings from continuing operations benefited from higher average price realizations ($84 million) and cost reduction initiatives and improved mill operations ($34 million). The negative effects of reduced earnings from land sales ($17 million) and higher special items ($88 million) were somewhat mitigated by a lower effective tax rate ($5 million) and lower corporate overhead and other expenses ($13 million).

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on industry segment operating profit. This is defined as earnings from continuing operations before taxes and minority interest, excluding interest expense, corporate charges and corporate special items that include charges for facility shutdowns, severance costs associated with organizational restructuring, early debt extinguishment costs, legal reserves and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2004 operational structure, as well as to reflect the classification of the Carter Holt Harvey tissue business as a discontinued operation.

The following table presents a reconciliation of International Paper's net earnings to its operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2004	2003	2004	2003

Net Earnings	$193	$88	$266	$132
Deduct: Discontinued Operation	(92)	(3)	(95)	(6)
Add back: Cumulative effect of accounting change	—	—	—	10

Earnings From Continuing Operations	101	85	171	136
Add back: Income tax (benefit) provision	28	(40)	69	(3)
Minority interest expense, net of taxes	33	35	47	72

Earnings From Continuing Operations Before Income Taxes and Minority Interest	162	80	287	205
Interest expense, net	183	194	379	378
Minority interest included in operations	(9)	(9)	(22)	(23)
Corporate items	102	96	212	184
Special items:
Restructuring and other charges	107	81	137	104
Reversal of reserves no longer required, net	(5)	(9)	(12)	(9)
Net losses on sales and impairments of businesses held for sale	27	10	18	10

	$567	$443	$999	$849

Industry Segment Operating Profit
Printing Papers	$141	$142	$224	$263
Industrial and Consumer Packaging	111	126	190	224
Distribution	21	23	38	38
Forest Products	273	143	505	304
Carter Holt Harvey	7	4	18	16
Specialty Businesses and Other	14	5	24	4

Total Industry Segment Operating Profit	$567	$443	$999	$849

Discontinued Operation and Cumulative Effect of Accounting Change

During the first quarter of 2004, Carter Holt Harvey signed an agreement to sell its Tissue business. In the 2004 second quarter, the sale was completed. All periods presented have been restated to present the operating results of this business as a discontinued operation. Net earnings of the discontinued operation were approximately $2 million and $3 million in the second quarters of 2004 and 2003, respectively. The net gain on the sale of $90 million after taxes and minority interest is also included in discontinued operation in the 2004 second quarter.

Net earnings in the 2003 first quarter included as the cumulative effect of an accounting change a $10 million after-tax charge for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”

Income Taxes

The income tax provision for the 2004 second quarter was $28 million, or 17% of pretax earnings from continuing operations before minority interest. This included a $54 million credit ($27 million after minority interest) from the reduction of valuation reserves for capital loss carryovers, a $32 million charge for the adjustment of deferred tax balances, and a $40 million tax benefit related to $107 million of restructuring and other charges. The reduction of valuation reserves reflected capital gains generated by the sale of the CHH Tissue business. Excluding these items, the effective tax rate for the quarter was 30%. For the six months ended June 30, 2004, the income tax provision totaled $69 million, or 24% of pretax earnings from continuing operations before minority interest. Excluding the year-to-date tax effects of the adjustments discussed above, the effective tax rate for the six-month period was 31%.

In the second quarter of 2003, a tax benefit of $40 million was recorded, including a $31 million benefit relating to $81 million of restructuring and other charges and a $50 million credit from the settlement of prior period tax issues and benefits from an overseas tax program. Excluding these items, the effective tax rate for the 2003 second quarter was 25%. For the six months ended June 30, 2003, an income tax benefit of $3 million was recorded. Excluding the year-to-date tax effects of restructuring and other charges and the $50 million credit discussed above, the effective tax rate for the six-month period was 28%.

The higher effective tax rates for the three months and six months ended June 30, 2004 compared with the comparable 2003 periods reflect a higher proportion of taxable income in higher tax rate jurisdictions in 2004.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, was $33 million in the 2004 second quarter, compared with $14 million in the previous quarter and $35 million in the second quarter of 2003. The decrease in 2004 compared with the second quarter of 2003 reflects a reduction in minority interest expense related to preferred securities that were replaced by debt obligations in the second half of 2003, largely offset by minority interest recorded on special items. The increase versus the 2004 first quarter reflects higher minority interest expense on special items partially offset by lower minority interest in the earnings at Carter Holt Harvey.

Net interest expense for the 2004 second quarter of $183 million was lower than $194 million in the second quarter of 2003 and $196 million in the 2004 first quarter. The net decrease in 2004 reflects lower average interest rates and an increase in interest income at Carter Holt Harvey. These benefits more than offset approximately $20 million of additional interest expense in 2004 related to the debt securities discussed in the preceding paragraph that had been included in Minority interest in the 2003 second quarter.

Corporate expenses, net, of $102 million in the 2004 second quarter were lower than 2004 first-quarter net expenses of $110 million, but were higher than net expenses of $96 million in the second quarter of 2003. The decrease compared with the first quarter was principally due to lower overhead costs. Higher pension costs and lower natural gas hedging gains, partially offset by lower overhead costs were the major factors in the increase from the 2003 second quarter.

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

The 2004 second quarter included a pre-tax charge of $107 million before taxes and minority interest ($63 million after taxes and minority interest) for restructuring and other costs, including $42 million before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs and $65 million before taxes ($40 million after taxes) for losses on early extinguishment of debt. The 2003 second quarter included charges of $81 million before taxes ($50 million after taxes) for restructuring and other costs, including $51 million before taxes ($32 million after taxes) for facility shutdown costs and organizational restructuring programs, $20 million before taxes ($12 million after taxes) for legal reserves and $10 million before taxes ($6 million after taxes) for early debt retirement costs. In the 2004 first quarter, a pre-tax charge of $30 million before taxes ($19 million after taxes) was recorded for restructuring and other costs, including $14 million before taxes ($9 million after taxes) for facility closures and organizational restructuring programs, and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

Included in the 2004 second quarter was a charge of $27 million before taxes ($27 million after taxes) to write down the assets of the Anould mill to their estimated realizable value. In addition, the 2004 second quarter included a loss of $9 million before taxes and minority interest ($5 million after taxes and minority interest) to write down the assets of Food Pack S.A. to their net realizable value, of which $4 million is included in the Packaging segment, $3 million is included in the Carter Holt Harvey segment and $(2) million is included in Minority interest. A pre-tax charge of $10 million ($6 million after taxes) was recorded in the 2003 second quarter to adjust previously estimated gains/losses of businesses previously sold. Included in the 2004 first quarter was a pre-tax gain of $9 million ($6 million after taxes) to adjust previously estimated gains/losses of businesses sold.

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

2003 Second
Quarter

Price

Volume

Costs/
Operations/Mix

Land Sales

Energy/Raw
Materials

Other

$443

$83

$77

$31

($36)

($24)

($7)

$567

$700

$600

$500

$400

$300

$200

$100

$0

2004 Second
Quarter

Industry segment operating profit of $567 million in the 2004 second quarter was up from $443 million in the 2003 second quarter and $432 million in the 2004 first quarter. Compared with the second quarter of 2003, earnings in the current quarter benefited from higher average pulp and wood prices ($83 million), higher sales volumes across most business segments ($77 million), and strong mill operating performance and lower overhead costs from our cost reduction efforts ($31 million). These improvements offset the negative effects of higher energy and raw material costs ($24 million), reduced earnings from land sales ($36 million) and the loss on the write down of the assets of Food Pack S.A. ($7 million). Higher average prices across all business segments ($122 million) and improved mill operating performance and the impact of overhead cost reduction efforts ($49 million) were positive earnings factors compared with the 2004 first quarter, and more than offset the impact of reduced earnings from land sales ($24 million), the loss on the write down of the assets of Food Pack S.A. ($7 million) and other items ($5 million).

During the quarter, International Paper took approximately 235,000 tons of downtime, essentially all maintenance downtime and no lack-of-order downtime, compared with approximately 185,000 tons of downtime in the first quarter of 2004. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly throughout the year. Downtime costs due to lack-of-orders are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the second quarter of 2004.

Printing Papers

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$1,970	$1,915	$3,885	$1,875	$1,860	$3,735
Operating Profit	83	141	224	121	142	263

Printing Papers net sales for the second quarter of 2004 were 3% higher than in second quarter of 2003 but 3% lower than in the 2004 first quarter. Operating profits in the second quarter of 2004 were about the same as in the second quarter of 2003 but were 70% higher than in the first quarter of 2004. Compared with the 2003 second quarter, higher sales volumes, improved manufacturing operations and lower overhead costs were positive factors in the second quarter of 2004. However, these factors were offset by the impact of lower average paper prices, continued high energy costs and higher fiber costs. Compared with the first quarter of 2004, Printing Papers' second-quarter earnings improved as the impact of higher average sales prices, especially for uncoated freesheet and pulp, cost improvement initiatives and improved mill operations more than offset lower sales volumes. During the first and second quarters of 2004, the segment took 120,000 and 160,000 tons of downtime, respectively. Substantially all of the second quarter downtime was maintenance related.

Operating profits for Printing Papers in the 2004 second quarter benefited from the realizations of previously announced price increases. Although high natural gas costs continue to have a negative impact on earnings, fiber costs began to decline during the quarter from peak levels in the first quarter. The operating results for the uncoated free sheet business improved during the 2004 second quarter as the impact of higher average prices, lower overhead costs and improved mill operations more than offset higher energy and transportation costs and lower sales volumes due to the impact of higher maintenance downtime on production at our mills during the quarter. Our market pulp business, after a first-quarter 2004 reported loss, was profitable as a result of higher average prices and improved product sales mix that more than offset continued high energy costs and lower sales volumes. Sales volumes were lower than in the first quarter due primarily to lower total production reflecting the higher level of maintenance downtime in the second quarter. Earnings improved in our coated paper business during the second quarter as the effect of improved mill operations, reduced overhead costs and higher sales volumes offset lower average sales prices and higher raw material costs. European Papers' second-quarter earnings were about even with the previous quarter as the benefits from higher sales prices, improved mill operations and improved product sales mix were offset by the effects of foreign exchange rates, higher raw material costs and seasonally lower sales volume. In Brazil, operating results continued to be solid, with a slight easing of second-quarter earnings as lower sales volumes and slightly higher operating costs more than offset higher average sales prices.

Entering the third quarter, further realizations of previously announced price increases will have a positive effect on Printing Papers operating results. Additionally, third-quarter price increases were announced for offset, cutsize and envelope uncoated freesheet products. Demand continues to improve and sales volumes are expected to be higher in the U.S. although seasonally lower in Europe. This segment will continue to emphasize manufacturing and overhead cost reduction initiatives, improved customer focus and further improvements in mill operations while balancing production and inventory levels.

Packaging

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$1,700	$1,775	$3,475	$1,620	$1,680	$3,300
Operating Profit	79	111	190	98	126	224

Industrial and Consumer Packaging net sales for the second quarter of 2004 were 6% higher than the second quarter of 2003 and 4% higher than the first quarter of 2004. Operating profits in the second quarter of 2004 were 12% lower than in the second quarter of 2003 but were 41% higher than in the first quarter of 2004. Compared with the 2003 second quarter, lower average prices and continuing high energy and raw material costs negatively affected earnings in the 2004 second quarter. The increase in earnings in the 2004 second quarter compared with the first quarter was driven by higher average prices, particularly for containerboard and corrugated boxes. In addition, higher sales volumes, improved mill operations and lower overhead costs had a positive impact on the current quarter. The segment took 50,000 tons of downtime in the second quarter, essentially all maintenance related. Almost all of the 64,000 tons of downtime in the 2004 first quarter was maintenance related.

Industrial Packaging's sales increase from the 2004 first quarter reflected higher average sales prices for both containerboard and boxes as well as higher sales volume for boxes. Operating earnings increased significantly from the previous quarter mainly due to the higher average prices and sales volumes plus the positive impact of improved manufacturing operations and lower overhead costs. These factors more than offset the impact of higher raw material costs.

Consumer Packaging's earnings increased from the previous quarter principally due to higher sales volumes in our converting businesses and improved mill manufacturing operations. These favorable factors more than offset the write down of the assets of Food Pack S.A. that reduced earnings by $4 million. Although bleached board average prices and sales volume in the second quarter were about even with the previous quarter, earnings benefited from improved mill operations. Improved operating results for the converting businesses were largely driven by seasonally higher sales volumes.

Looking forward to the third quarter, operating results are expected to continue to improve as previously announced price increases are realized in containerboard, certain bleached board grades and boxes, and manufacturing operations improve. Additionally, continuing focus on further cost reductions, customer initiatives, efficiency improvements and overhead expense control will help to improve operating results. The July 1, 2004 acquisition of Box USA will be included in the results of this segment beginning in the third quarter.

Distribution

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$1,465	$1,485	$2,950	$1,430	$1,475	$2,905
Operating Profit	17	21	38	15	23	38

Distribution's 2004 second-quarter sales were up about 1% from both the second quarter of 2003 and the previous quarter. Operating profits were down 9% in the second quarter of 2004 compared with the second quarter of 2003, but were up 24% from the previous quarter. Compared with the 2003 second quarter, significantly higher unit volumes were offset by lower product prices, higher fuel costs and other expenses. Compared with the 2004 first quarter, improved demand, better product pricing, higher margins and lower bad debt expense all contributed to higher earnings. The 2004 second quarter also benefited from facility reorganizations and operating expense reduction efforts which offset the personnel and fuel cost increases described above.

Looking forward, a seasonally stronger third quarter is expected, with improved margins and higher sales volumes. Ongoing emphasis on cost control initiatives and the material completion of the systems consolidation project will also benefit earnings.

Forest Products

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$790	$850	$1,640	$675	$740	$1,415
Operating Profit	232	273	505	161	143	304

Forest Products net sales for the second quarter of 2004 were 15% higher than in the second quarter of 2003 and 8% higher than in the first quarter of 2004. Operating profits in the second quarter of 2004 were 91% higher than in the second quarter of 2003 and 18% higher than in the first quarter of 2004. Substantially all of the improvement was due to improved pricing for lumber and plywood. Amounts reported in all periods include the operating results of Weldwood of Canada. On July 21, 2004, we announced an agreement to sell this subsidiary in the second half of 2004.

Compared with the second quarter of 2003, the increase in earnings in the second quarter of 2004 was the result of higher average plywood and lumber prices, partially offset by lower earnings from reduced harvest volumes and lower forestland sales. Earnings in the 2004 second quarter compared with the 2004 first quarter, benefited from improved earnings from our wood products operations and reduced costs, which more than offset the impact of lower land sales and a lower timber harvest. In the Wood Products business, both lumber and plywood average prices during the quarter were higher than in the 2004 first quarter, although prices declined late in the quarter. Sales volumes for both plywood and lumber improved during the quarter. Canadian operating results in the 2004 second quarter benefited from higher average prices and sales volumes and strong operations compared with the previous quarter.

Harvest volumes from Company forestlands for the quarter declined from both the prior quarter and the 2003 second quarter reflecting a lower inventory of mature sawtimber and wet weather conditions in the South for much of the quarter. Average stumpage prices were lower than in both the 2004 first quarter and the second and fourth quarters of 2003. Together, these factors resulted in lower earnings from stumpage sales. Gross margins from forestland sales were about $20 million and $40 million lower than in the 2004 first quarter and the 2003 second quarter, respectively. Operating profits for the Real Estate division in the second quarter of 2004 were down $7 million from the 2004 first quarter but increased about $6 million from the second quarter of 2003.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volume of such sales.

As the third quarter begins, average lumber and plywood prices in North America are expected to continue to decline although demand should remain strong. Forest Resources' harvest volumes should be slightly above the second-quarter levels.

Carter Holt Harvey

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$515	$525	$1,040	$405	$420	$825
Operating Profit	11	7	18	12	4	16

During the second quarter of 2004, Carter Holt Harvey completed the sale of its tissue business. Accordingly, all periods presented have been restated to separately present the operating results of the tissue business as a discontinued operation excluded from segment operating results. International Paper recorded a gain on the sale of $268 million before taxes and minority interest ($90 million after taxes and minority interest). On July 2, 2004, Carter Holt Harvey announced the purchase of an 85% interest in the Chinese-based Plantation Timber Products business for $134 million.

Carter Holt Harvey's 2004 second-quarter sales were 25% higher than in the second quarter of 2003 and 2% higher than the first quarter of 2004. Operating profits in the second quarter of 2004 were up 75% compared with the second quarter of 2003 but down 36% from the first quarter of 2004. Second-quarter 2004 profits include a charge of $3 million before taxes to write down the assets of Foodpack S.A. to their net realizable value. Reported U.S. dollar sales and earnings in the 2004 second quarter continued to be impacted by the translation effect of a stronger New Zealand dollar. In New Zealand dollars, 2004 second-quarter sales were 13% and 9% higher than in the second quarter of 2003 and the first quarter of 2004, respectively. Operating profits in New Zealand dollars in the second quarter of 2004 were up 58% from the second quarter of 2003, but were 32% lower than in the 2004 first quarter.

The outlook for operating results is mixed. The New Zealand housing market is currently expected to remain strong until the end of the year, while the Australian housing market is expected to slow somewhat during the third quarter before strengthening late in the year. Domestic demand for logs should remain strong for the medium term, while export log demand shows signs of softening. Demand for pulp has slowed in the last two months as customers work through current inventories.

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

Specialty Businesses and Other

	2004			2003
In millions	1st Quarter	2nd Quarter	Six Months	1st Quarter	2nd Quarter	Six Months

Sales	$295	$290	$585	$345	$335	$680
Operating Profit	10	14	24	(1)	5	4

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution and, prior to its closure, our Natchez, Mississippi Chemical Cellulose Pulp mill. Also included are divested businesses whose results are included in this segment for periods prior to their sale. Second-quarter 2004 net sales were 13% lower than in the second quarter of 2003 and 2% lower than in the first quarter of 2004. Earnings in the 2004 second quarter were about triple the amount reported in the second quarter of 2003 and 40% higher compared with first quarter of 2004. The change in sales is principally due to the impact of the closure of the Natchez mill that ceased operations in July 2003. Second-quarter 2004 earnings benefited from increased sales volume in the Chemical business and the impact of cost reduction initiatives compared with the 2004 first quarter.

As the overall economy continues to improve, this segment expects to benefit from improved sales volumes in the 2004 third quarter.

Other

In July 2003, the Company announced a program targeting additional reductions in overhead costs by late 2004. This program will include the elimination of approximately 3,000 salaried positions in the United States by late 2004, including some through normal attrition. To date, the Company has recorded $117 million for severance costs in connection with this program. Additional severance charges will be recorded in the 2004 third quarter when additional employees are notified that their positions will be eliminated and severance charge costs can be estimated.

International Paper continually evaluates its operations for improvement. When any such improvement plans are finalized, we may incur costs or charges in future periods related to the implementation of such plans. As this review process is ongoing, it is possible that significant additional charges will be incurred in future periods in our businesses should such triggering events occur.

Liquidity and Capital Resources

Cash provided by operations totaled $695 million for the first six months of 2004 compared with $693 million for the comparable 2003 period. Increased cash flow from higher net earnings was offset by increased working capital requirements, resulting in operating cash flows that were about equal to 2003. Price increases implemented late in the quarter, and the resulting increase in account receivable balances, were the main factors in the working capital increase.

Investing activities included spending on capital projects totaling $562 million and $427 million for the first six months of 2004 and 2003, respectively. Full year capital spending for 2004 is now expected to be approximately $1.3 billion, which is below projected depreciation and amortization charges. Also included in investing activities was $604 million in cash proceeds received in May 2004 from the sale of the CHH Tissue business.

Financing activities for the first half of 2004 included a $1.1 billion net decrease in debt and preferred securities versus a $201 million net increase in the comparable 2003 six-month period. In June 2004, International Paper issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points and a scheduled maturity date of June 28, 2007, which refinanced $650 million of long-term debt having an interest rate of LIBOR plus 100 basis points and a scheduled maturity of August 24, 2004. In April 2004, $1.0 billion of 8.125% coupon rate debt was retired using the proceeds from the March issuance of $400 million of 5.25% notes due April 1, 2016 and $600 million of 4.00% notes due April 1, 2010. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

Also during the first six months of 2004, approximately 3.7 million treasury shares were issued for various incentive plans, including stock option exercises that generated $110 million of cash. In the first six months of 2003, approximately 713,000 shares had been added to treasury stock at a cost of $26 million with approximately 779,000 treasury shares issued for various incentive plans, including stock option exercises that generated $14 million of cash. Common stock dividend payments totaled $242 million and $239 million for the first six months of 2004 and 2003, respectively. Dividends were $.50 per share for both periods.

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

Maintaining a strong investment grade credit rating is an important element of International Paper's corporate finance strategy. At June 30, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively.

International Paper can meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2004 through cash from operations and its various existing credit facilities.

At June 30, 2004, International Paper's contractually committed bank credit agreements included facilities totaling $2 billion. In March 2004, International Paper signed a new $1.25 billion, five-year credit agreement, replacing a $750 million five-year credit agreement that matured in March 2004. At the same time, International Paper reduced the facility under another credit agreement maturing in March 2006 from $1.5 billion to $750 million. Both agreements generally provide for interest rates at a floating index plus a predetermined margin determined by International Paper's credit rating. As of June 30, 2004, there were no loans outstanding under either facility.

In addition, through its receivables securitization program established in December 2001, International Paper has up to $650 million of committed funding available. The liquidity component of the program extends through December 2004. The receivables purchase agreement within the program extends through December 2006. Borrowing rates under the program are commercial-paper based. As of June 30, 2004, International Paper had $120 million of outstanding borrowings under this program.

The Company will continue to rely primarily upon debt capital markets for funding not provided by operating cash flow. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company's capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. In 2004, the Company will continue to access the capital markets where there are opportunities to replace high coupon debt with new financing instruments at lower interest rates.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers' Accounting for Pensions,” as amended by SFAS No. 132, “Employers' Disclosures About Pension and Other Postretirement Benefits,” and SFAS No. 109, “Accounting for Income Taxes.”

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2003, a discussion of these critical accounting policies, which are important to the portrayal of the Company's financial condition and results of operations and require management's judgments. The Company has not made any changes in any of these critical accounting policies during the second quarter of 2004.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $55 million for International Paper's U.S. plans for the six months ended June 30, 2004, or about $40 million higher than the pension expense recorded for the first six months of 2003. Net pension expense for non-U.S. plans was about $22 million and $17 million for the six-month periods in 2004 and 2003, respectively. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. The expected long-term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. At June 30, 2004, the market value of plan assets for International Paper's U.S. plans totaled approximately $6.4 billion, consisting of approximately 60% equity securities, 29% fixed income securities, and 11% real estate and other assets.

While International Paper may elect to make voluntary contributions to its plans in the coming years, it is unlikely that there will be any required minimum contributions to the plans before 2006 unless interest rates decline below current levels or investment performance is significantly below projections.

Accounting for Stock Options. International Paper accounts for stock options using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper's options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $21 million would have been recorded in the first six months of 2004 and 2003, decreasing the reported earnings per share to $.51 and $.24 in the first six months of 2004 and 2003, respectively.

During each reporting period, earnings per share assuming dilution is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the strength of demand for the Company's products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, the current military action in Iraq, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

INTERNATIONAL PAPER COMPANY
Financial Information by Industry Segment
(Unaudited)
(In millions)

Sales by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)

Printing Papers	$1,915	$1,860	$3,885	$3,735
Industrial and Consumer Packaging	1,775	1,680	3,475	3,300
Distribution	1,485	1,475	2,950	2,905
Forest Products	850	740	1,640	1,415
Carter Holt Harvey	525	420	1,040	825
Other Businesses(2)	290	335	585	680
Corporate and Inter-segment Sales	(354)	(352)	(725)	(723)

Net Sales	$6,486	$6,158	$12,850	$12,137

Operating Profit by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)

Printing Papers	$141	$142	$224	$263
Industrial and Consumer Packaging	111 (3)	126	190 (3)	224
Distribution	21	23	38	38
Forest Products	273	143	505	304
Carter Holt Harvey	7 (3)	4	18 (3)	16
Other Businesses(2)	14	5	24	4

Operating Profit	567	443	999	849
Interest expense, net	(183)	(194)	(379)	(378)
Minority interest(4)	9	9	22	23
Corporate items, net	(102)	(96)	(212)	(184)
Restructuring and other charges	(107)	(81)	(137)	(104)
Net losses on sales and impairments of businesses held for sale	(27)	(10)	(18)	(10)
Reversal of reserves no longer required, net	5	9	12	9

Earnings from continuing operations before income taxes and minority interest	$162	$80	$287	$205

(1)	Prior-year industry segment information has been restated to conform to 2004 management structure and to reflect the Carter Holt Harvey Tissue business as a discontinued operation.
(2)	Includes Arizona Chemical, Chemical Cellulose Pulp (closed in 2003) and businesses identified in our divestiture program.
(3)	Includes 2004 second-quarter loss on the write down of the assets of Food Pack S.A. of $9 million before taxes, of which $4 million is in the Packaging segment, $3 million is in the Carter Holt Harvey segment and $2 million is in Minority interest.
(4)	Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, and cumulative effect of accounting changes.

INTERNATIONAL PAPER COMPANY
Sales Volumes By Product(1)(2)
(Unaudited)

International Paper Consolidated (excluding Carter Holt Harvey)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Printing Papers (In thousands of short tons)
Uncoated Papers and Bristols	1,593	1,532	3,251	3,103
Coated Papers	541	500	1,067	1,006
Market Pulp	482	456	1,038	966
Packaging (In thousands of short tons)
Containerboard	532	497	1,073	982
Bleached Packaging Board	371	340	750	657
Kraft	150	157	298	307
Industrial and Consumer Packaging	1,181	1,091	2,306	2,168
Forest Products (In millions)
Panels (sq. ft. 3⁄8˝—basis)	522	551	1,031	1,011
Lumber (board feet)	990	934	1,868	1,776

Carter Holt Harvey(3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Printing Papers (In thousands of short tons)
Tissue	10	33	42	66
Market Pulp	130	93	277	214
Packaging (In thousands of short tons)
Containerboard	115	53	234	154
Bleached Packaging Board	18	21	38	44
Industrial and Consumer Packaging	42	41	81	81
Forest Products (In millions)
Panels (sq. ft. 3⁄8˝—basis)	48	42	91	88
Lumber (board feet)	134	121	252	243
MDF and Particleboard (sq. ft. 3⁄4˝—basis)	143	139	282	286

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale.
(3)	Includes 100% of volumes sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 30 and 31 of International Paper's Form 10-K Annual Report for the year ended December 31, 2003, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 7 in this Form 10-Q.

Other Litigation

On September 16, 2002, International Paper was served in Federal District Court in Columbia, South Carolina with a class action lawsuit by a group of private landowners alleging that International Paper and certain of its fiber suppliers, known as “Quality Suppliers,” engaged in an unlawful conspiracy to artificially depress the prices at which International Paper procures fibers for its mills. The suit seeks injunctive relief as well as treble damages and other costs associated with the litigation. On March 31, 2004, the case was certified as a class action. International Paper then asked the U.S. Court of Appeals for the Fourth Circuit for permission to appeal the District Court's order granting class certification, but that request was denied. Discovery and issues concerning class notice are ongoing.

The linerboard anti-trust lawsuits, which were settled in September 2003, and the related opt-out complaints, which are pending, are discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003, and in Part II, Item I, of International Paper's Form 10-Q for the quarterly period ended March 31, 2004.

The high pressure laminates antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003 and in Part II, Item 1 of International Paper's Form 10-Q for the quarterly period ended March 31, 2004. On July 15, 2004, the federal court approved the $31 million settlement of the federal case. The $3.5 million settlement of the California case is pending approval of the California state court. During the second quarter of 2004, settlements of the remaining state court cases for $4 million were agreed in principal and are pending final documentation prior to submission to the various state courts for approval.

A number of purported class actions have been filed in federal and state courts alleging that International Paper participated in a price fixing conspiracy with other manufacturers of publication paper. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek injunctive relief, as well as treble damages and other costs associated with the litigation. International Paper has filed motions to dismiss in several of these cases. Other than the motions to dismiss, responsive pleadings have not been filed to the complaints in any of the cases.

 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 11, 2004.
(b)	Four Class I directors were elected: Martha Finn Brooks, James A. Henderson, Robert D. Kennedy and W. Craig McClelland. One Class II director was elected: Robert M. Amen.
Directors whose terms of office continued after the annual meeting are Samir G. Gibara, Jane C. Pfeiffer, Charles R. Shoemate, Robert J. Eaton, John V. Faraci and Donald F. McHenry.
(c)	(i) The votes for or withheld for each nominee were:
	For	Withheld
Ms. Martha Finn Brooks	411,027,327	21,307,774
Mr. James A. Henderson	406,416,234	25,918,867
Mr. Robert D. Kennedy	406,655,715	25,679,386
Mr. W. Craig McClelland	300,268,793	132,066,308
Mr. Robert M. Amen	411,550,596	20,784,505
(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditor for 2004. The votes were as follows:
For	Against	Abstain
412,809,054	11,889,014	7,638,032
(iii)	Shareholders approved amendments to the Company's Long-Term Incentive Compensation Plan. The votes were as follows:
For	Against	Abstain
288,034,054	95,716,496	8,293,373
(iv)	Shareholders reaffirmed the performance goals used for performance awards under the Long-Term Incentive Compensation Plan. The votes were as follows:
For	Against	Abstain
363,838,514	19,953,088	8,252,322
(v)	Shareholders voted against the shareholder proposal relating to limiting compensation of the Chief Executive Officer. The votes were as follows:
For	Against	Abstain
13,775,524	362,636,948	15,631,727

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	11	Statement of Computation of Per Share Earnings
	12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
International Paper filed a Current Report on Form 8-K on March 26, 2004 under Item 9, announcing that its 50.4% owned subsidiary, Carter Holt Harvey, had entered into an agreement to sell its Tissue business and its 50% owned interest in Sancella to Svenska Cellulosa Aktiebaloget for NZ$1.015 billion.
International Paper filed a Current Report on Form 8-K on April 22, 2004 under Items 5 and 7, announcing that the Company had agreed to acquire Box USA Holdings, Inc., a corrugated packaging company.
International Paper filed a Current Report on Form 8-K on July 1, 2004 under Items 5 and 7, announcing that on June 28, 2004, International Paper Company, as guarantor and Ngahere Aotearoa, a New Zealand wholly owned subsidiary of the Company, entered into a 3-Year Credit Agreement, dated June 28, 2004, with an aggregate principal amount of $650 million. The proceeds of the 3-Year Credit Agreement were used to repay in full the existing $650 million credit agreement dated August 24, 2001.
International Paper filed a Current Report on Form 8-K on July 23, 2004 under Items 5 and 7, announcing that the Company had entered into an acquisition agreement relating to the sell of Weldwood of Canada Limited to West Fraser Timber Co., Ltd., dated July 21, 2004, for a price of C$1.26 billion (approximately U.S. $950 million).
International Paper filed a Current Report on Form 8-K on July 26, 2004 under Item 12—Results of Operations and Financial Condition furnishing a copy of the press release reporting the results of its operations for the quarter ended June 30, 2004.
International Paper filed a Current Report on Form 8-K on August 4, 2004 under Item 9, announcing that the Company had issued a press release announcing its intent to evaluate strategic alternatives for its Industrial Specialty Papers Business, which includes the lightweight packaging papers and pressure sensitive papers segments and related converting assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: August 6, 2004	By /s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell Senior Vice President and Chief Financial Officer
Date: August 6, 2004	By /s/ ROBERT J. GRILLET Robert J. Grillet Vice President—Finance and Controller