Form 10-Q
period 2004-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2004-11-09
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☒      No ☐

The number of shares outstanding of the registrant's common stock as of October 31, 2004 was

486,587,477.

INTERNATIONAL PAPER COMPANY
INDEX

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Sales	$6,578	$6,053	$18,945	$17,821

Costs and Expenses
Cost of products sold	4,858	4,517	14,108	13,237
Selling and administrative expenses	486	491	1,472	1,452
Depreciation, amortization and cost of timber harvested	401	388	1,154	1,148
Distribution expenses	268	242	786	736
Taxes other than payroll and income taxes	61	60	183	187
Restructuring and other charges	55	93	192	197
Insurance recoveries	(103)	—	(103)	—
Net losses on sales and impairments of businesses held for sale	38	1	65	11
Reversal of reserves no longer required, net	(6)	(8)	(18)	(17)
Interest expense, net	188	204	568	585

Earnings From Continuing Operations Before Income Taxes and Minority Interest	332	65	538	285
Income tax provision (benefit)	122	(66)	168	(64)
Minority interest expense, net of taxes	2	18	49	90

Earnings From Continuing Operations	208	113	321	259
Discontinued Operations, net of taxes and minority interest	(757)	9	(604)	5
Cumulative Effect of Accounting Change—Asset retirement obligations, net of taxes	—	—	—	(10)

Net (Loss) Earnings	$(549)	$122	$(283)	$254

Basic and Diluted Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.43	$0.23	$0.66	$0.54
Discontinued operations	(1.56)	0.02	(1.24)	0.01
Accounting change—Asset retirement obligations	—	—	—	(0.02)

Net (loss) earnings	$(1.13)	$0.25	$(0.58)	$0.53

Average Shares of Common Stock Outstanding	486.4	479.8	485.5	479.3

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(Unaudited)
(In millions)

	September 30, 2004	December 31, 2003

Assets
Current Assets
Cash and temporary investments	$1,828	$2,363
Accounts and notes receivable, net	3,239	2,765
Inventories	2,687	2,767
Assets of businesses held for sale	1,291	2,104
Other current assets	867	1,097

Total Current Assets	9,912	11,096

Plants, Properties and Equipment, net	13,182	13,260
Forestlands	3,906	3,979
Investments	671	678
Goodwill	5,030	4,793
Deferred Charges and Other Assets	1,863	1,719

Total Assets	$34,564	$35,525

Liabilities and Common Shareholders' Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$615	$2,087
Accounts payable	2,208	2,188
Accrued payroll and benefits	470	445
Liabilities of businesses held for sale	838	645
Other accrued liabilities	1,822	1,905

Total Current Liabilities	5,953	7,270

Long-Term Debt	14,434	13,450
Deferred Income Taxes	1,251	1,387
Other Liabilities	3,553	3,559
Minority Interest	1,599	1,622
Common Shareholders' Equity
Common stock, $1 par value, 486.5 shares in 2004 and 485.2 shares in 2003	486	485
Paid-in capital	6,501	6,500
Retained earnings	2,435	3,082
Accumulated other comprehensive loss	(1,648)	(1,690)

	7,774	8,377
Less: Common stock held in treasury, at cost, 2003—3.7 shares	—	140

Total Common Shareholders' Equity	7,774	8,237

Total Liabilities and Common Shareholders' Equity	$34,564	$35,525

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2004	2003

Operating Activities
Net (loss) earnings	$(283)	$254
Loss (earnings) from discontinued operations	604	(5)
Cumulative effect of accounting change	—	10
Depreciation and amortization	1,154	1,148
Deferred income tax benefit (expense)	1	(169)
Payments related to restructuring and legal reserves	(179)	(198)
Restructuring and other charges	192	197
Insurance recoveries	(103)	—
Reversal of reserves no longer required, net	(18)	(17)
Net losses on sales and impairments of businesses held for sale	65	11
Other, net	204	269
Changes in current assets and liabilities
Accounts and notes receivable	(400)	(90)
Inventories	(30)	(8)
Accounts payable and accrued liabilities	130	(83)
Other	(39)	(17)

Cash Provided by Operations	1,298	1,302

Investment Activities
Invested in capital projects	(812)	(703)
Acquisitions, net of cash acquired	(305)	—
Proceeds from divestitures	648	53
Other	156	(134)

Cash Used for Investment Activities	(313)	(784)

Financing Activities
Issuance of common stock	132	50
Issuance of debt	2,786	1,377
Reduction of debt	(3,762)	(686)
Redemption of preferred securities of a subsidiary	—	(550)
CHH share repurchase	(158)	—
Change in book overdrafts	(122)	31
Purchases of treasury stock	—	(26)
Dividends paid	(364)	(358)
Sale of minority interest	—	150
Other	(95)	(102)

Cash Used for Financing Activities	(1,583)	(114)

Effect of Exchange Rate Changes on Cash	63	86

Change in Cash and Temporary Investments	(535)	490
Cash and Temporary Investments
Beginning of the period	2,363	1,074

End of the period	$1,828	$1,564

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Common Shareholders' Equity
(Unaudited)
(In millions, except share amounts in thousands)
Nine Months Ended September 30, 2004

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity

Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Issuance of stock for various plans	1,331	1	1	—	—	(3,634)	(140)	142
Cash dividends—Common stock ($0.75 per share)	—	—	—	(364)	—	—	—	(364)
Comprehensive income (loss):
Net loss	—	—	—	(283)	—	—	—	(283)
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	44	—	—	44
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $6)	—	—	—	—	18	—	—	18
Less: Reclassification adjustment for gains included in net earnings (less tax of $10)	—	—	—	—	(20)	—	—	(20)

Total comprehensive income								(241)

Balance, September 30, 2004	486,493	$486	$6,501	$2,435	$(1,648)	34	$—	$7,774

Nine Months Ended September 30, 2003

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity

Balance, December 31, 2002	484,760	$485	$6,493	$3,260	$(2,645)	5,680	$219	$7,374
Issuance of stock for various plans	228	—	—	—	—	(1,831)	(71)	71
Repurchase of stock	—	—	—	—	—	713	26	(26)
Cash dividends—Common stock ($0.75 per share)	—	—	—	(358)	—	—	—	(358)
Comprehensive income (loss):
Net earnings	—	—	—	254	—	—	—	254
Change in cumulative foreign currency translation adjustment (less tax of $43)	—	—	—	—	489	—	—	489
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $27)	—	—	—	—	49	—	—	49
Less: Reclassification adjustment for gains included in net earnings (less tax of $29)	—	—	—	—	(58)	—	—	(58)

Total comprehensive income								734

Balance, September 30, 2003	484,988	$485	$6,493	$3,156	$(2,165)	4,562	$174	$7,795

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals, except as otherwise discussed below) that are necessary for the fair presentation of results for the interim periods. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper's (the Company) Annual Report on Form 10-K for the year ended December 31, 2003, which has previously been filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Earnings from continuing operations before the cumulative effect of accounting change	$208	$113	$321	$259
Effect of dilutive securities	—	—	—	—

Earnings from continuing operations before the cumulative effect of accounting change—assuming dilution	$208	$113	$321	$259

Average common shares outstanding	486.4	479.8	485.5	479.3
Effect of dilutive securities Stock options	2.6	2.0	2.7	1.4

Average common shares outstanding—assuming dilution	489.0	481.8	488.2	480.7

Earnings per common share from continuing operations before the cumulative effect of accounting change	$0.43	$0.23	$0.66	$0.54

Earnings per common share from continuing operations before the cumulative effect of accounting change—assuming dilution	$0.43	$0.23	$0.66	$0.54

Note:	If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a trust for the periods presented.

NOTE 3—RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

International Paper continually evaluates its operations for improvement. For the nine months ended September 30, 2004 and 2003, restructuring and other charges totaled $192 million and $197 million, respectively. Information on these charges by quarter is shown below.

During the third quarter of 2004, restructuring and other charges totaling $55 million before taxes and minority interest ($31 million after taxes and minority interest) were recorded. Included in this charge were $18 million before taxes and minority interest ($11 million after taxes and minority interest) for organizational restructuring programs, $29 million before minority interest ($15 million after minority interest) for the impairment of goodwill arising in connection with Carter Holt Harvey's (CHH) purchase of Plantation Timber Products (PTP), and $8 million before taxes ($5 million after taxes) for losses on early extinguishment of debt. The $18 million restructuring charge included $17 million of severance costs covering the termination of 351 employees and other cash costs of $1 million, and included: Printing Papers—$5 million, Industrial and Consumer Packaging—$6 million, Distribution—$3 million and Corporate—$4 million. In addition, a pre-tax credit of $103 million ($64 million after taxes) was recorded for insurance recoveries related to the hardboard siding and roofing litigation (see Note 8), and a $6 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

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

During the third quarter of 2003, restructuring and other charges totaling $93 million before taxes ($59 million after taxes) were recorded, including $33 million before taxes ($20 million after taxes) for facility closure costs, $38 million before taxes ($23 million after taxes) for severance costs associated with organizational restructuring programs, $14 million before taxes ($9 million after taxes) for legal reserves, and $8 million before taxes ($7 million after taxes) for early debt retirement costs. In addition, an $8 million pre-tax credit ($5 million after taxes) for the net reversal of restructuring and realignment reserves no longer required were recorded in the quarter. In addition, a decrease in the income tax provision of $60 million was recorded reflecting a favorable revision of estimated tax accruals upon filing the 2002 Federal income tax return and increased research and development credits.

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

During the fourth quarter of 2003, restructuring and other charges totaling $101 million before taxes and minority interest ($61 million after taxes and minority interest) were recorded, including $49 million before taxes and minority interest ($30 million after taxes and minority interest) for asset shutdowns of excess internal capacity, $42 million before taxes and minority interest ($25 million after taxes and minority interest) for severance and other charges, a $29 million pre-tax charge ($18 million after taxes) for legal reserves and a credit of $19 million before taxes ($12 million after taxes) for gains on early extinguishment of debt. In addition, a $23 million credit before taxes and minority interest ($15 million after taxes and minority interest) was recorded in the fourth quarter of 2003 for the net reversal of reserves no longer required and a $13 million decrease in the income tax provision, after minority interest, was recorded reflecting a favorable settlement with Australian tax authorities of net operating loss carryforward credits. Additionally, an after-tax charge of $3 million ($0.01 per share) was recorded for the cumulative effect of an accounting change for the adoption of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

In July 2003, the Company announced a program targeting a reduction in annual overhead costs by late 2004. Through the end of the 2004 third quarter, $135 million of severance and overhead costs have been recorded relating to this program.

The following table presents a roll forward of the cumulative severance and other costs related to the 2003/2004 overhead reduction program and the various organizational restructuring plans discussed above:

In millions	Severance and Other

Opening balance—first quarter 2003	$21
Additions:
second quarter 2003	35
third quarter 2003	62
fourth quarter 2003	42
first quarter 2004	14
second quarter 2004	42
third quarter 2004	18
Cash payments:
2003	(72)
first quarter 2004	(30)
second quarter 2004	(21)
third quarter 2004	(30)
Reclassifications:
2003	(4)
2004	(36)
Reversal of reserves no longer required:
2003	(3)
2004	(8)

Balance, September 30, 2004	$30

The severance charges recorded in 2003 and 2004 related to 4,327 employees. As of September 30, 2004, 3,547 employees had been terminated and 62 had been retained.

NOTE 4—ACQUISITIONS

On July 2, 2004, CHH completed the purchase of Plantation Timber Products (PTP), a Chinese premium panels manufacturer, for $134 million. PTP is a manufacturer of special medium density fiberboard (MDF) and flooring products. In connection with this acquisition, CHH recorded $29 million of goodwill. However, in 2002, International Paper wrote off all CHH goodwill under newly adopted U.S. accounting standards. The goodwill arising in subsequent CHH acquisitions must be evaluated for impairment in International Paper's consolidated financial statements and, in this case, was written off.

On July 1, 2004, International Paper completed the previously announced acquisition of Box USA Holdings, Inc. (Box USA), one of America's leading corrugated packaging companies. The operating results of Box USA are included in the accompanying consolidated financial statements from that date. Prior to its acquisition by International Paper, Box USA was America's largest independent packaging producer with approximately 2,300 employees at 23 industrial packaging converting facilities across the country. The acquisition of Box USA, which is now included in the Industrial and Consumer Packaging segment, provides improved access to markets, better integration between International Paper mills and converting plants and other operating synergies.

International Paper acquired all of the outstanding common and preferred stock of Box USA for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA's controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, of which approximately $193 million was repaid by July 31, 2004. The note payable represents contingent consideration to be paid within two years from the July 1, 2004 acquisition date provided that no claims for indemnification are offset against the note.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition, subject to adjustment upon completion of valuations in the fourth quarter of 2004:

In millions	July 1, 2004

Current assets	$106
Property, plant and equipment	105
Goodwill	264
Other assets	7

Total assets acquired	482

Current liabilities	$72
Debt	197
Other liabilities	9

Total liabilities assumed	278

Net assets acquired	$204

The following unaudited pro forma information for the three months and nine months ended September 30, 2004 and 2003, presents the combined results of the continuing operations of International Paper and Box USA as if the acquisition had occurred as of January 1, 2003. This pro forma information does not purport to represent International Paper's actual results of operations if the transaction described above would have occurred on January 1, 2003 nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Net sales	$6,578	$6,176	$19,198	$18,192
Earnings from continuing operations	208	109	318	249
Net earnings (loss)	(549)	118	(286)	244
Earnings from continuing operations per common share	0.43	0.23	0.65	0.52
Net earnings (loss) per common share	(1.13)	0.25	(0.59)	0.51

NOTE 5— BUSINESSES HELD FOR SALE AND DIVESTITURES

In July 2004, International Paper announced that it reached an agreement to sell its Weldwood of Canada, Ltd. (Weldwood) business to West Fraser Timber Co., Ltd. of Vancouver, Canada (West Fraser), for approximately C$1.26 billion in cash (approximately U.S. $950 million), subject to certain adjustments at closing, expected to be completed in the 2004 fourth quarter. Accordingly, a $385 million pre-tax loss from discontinued operations ($795 million after taxes) was recorded in the third quarter to write down the assets of Weldwood to their estimated net realizable value upon sale, including the related tax effect. This charge is included along with the net income of Weldwood for the third quarter ($38 million after taxes) as a loss from discontinued operation in the accompanying consolidated statement of earnings. Additionally, all periods presented have been restated to present the operating results of Weldwood as a discontinued operation. The sale is subject to the receipt of required regulatory approvals, including approval of the Canadian Commissioner of Competition under the Competition Act (Canada). On October 28, 2004, West Fraser indicated that the Canadian Competition Bureau has raised certain issues concerning the transaction. Until these issues are resolved with West Fraser there can be no assurance that the transaction will be completed.

Revenues associated with this discontinued operation were $765 million and $579 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Earnings and earnings per share related to Weldwood were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Earnings (loss) from discontinued operation
Earnings (loss) from operations	$59	$9	$140	$(6)
Income tax (expense) benefit	(21)	(3)	(44)	2

Earnings (loss) from operations, net of taxes	38	6	96	(4)

Asset impairment	(385)	—	(385)	—
Income tax expense(a)	(410)	—	(410)	—

Asset Impairment, net of taxes	(795)	—	(795)	—

Earnings (loss) from discontinued operation, net of taxes	$(757)	$6	$(699)	$(4)

Earnings (loss) per common share from discontinued operation
Earnings (loss) from operations, net of taxes	$0.08	$0.02	$0.20	$(0.01)
Asset impairment, net of taxes	(1.64)	—	(1.64)	—

Earnings (loss) per common share from discontinued operation, net of taxes	$(1.56)	$0.02	$(1.44)	$(0.01)

(a)	Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

Assets and liabilities of Weldwood, included in International Paper's consolidated balance sheet at September 30, 2004 and December 31, 2003 as a component of assets and liabilities of businesses held for sale, were as follows:

In millions	September 30, 2004	December 31, 2003

Accounts receivable, net	$90	$86
Inventories	126	129
Plants, properties and equipment, net	702	738
Forestlands	86	90
Investments	95	86
Goodwill	548	548
Other assets	29	3

Total assets	1,676	1,680
Less: Loss on asset impairment	(385)	—

Assets of business held for sale	$1,291	$1,680

Accounts payable	$89	$82
Accrued payroll and benefits	11	16
Other accrued liabilities	49	4
Deferred income taxes	605	212
Other liabilities	77	78
Minority interest	7	5

Liabilities of business held for sale	$838	$397

In May 2004, CHH completed the sale of its Tissue business to Svenska Cellulosa Aktiebolaget (SCA). As a result of this sale, International Paper recognized a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest). This gain on sale is included along with the net income of the CHH Tissue business prior to the sale as a gain from discontinued operation in the accompanying consolidated statement of earnings. Additionally, all prior periods presented have been restated to present the operating results of the Tissue business as a discontinued operation.

Revenues associated with this discontinued operation through May 2004 were $153 million and $312 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Earnings and earnings per share related to the Tissue business were as follows:

	Nine Months Ended September 30,
In millions, except per share amounts	2004	2003

Earnings from discontinued operation
Earnings from operations	$13	$26
Income tax expense	(3)	(8)
Minority interest, net of taxes	(5)	(9)

Earnings from operations, net of taxes and minority interest	5	9

Gain on sale	268	—
Income tax expense	(69)	—
Minority interest, net of taxes	(109)	—

Gain on sale, net of taxes and minority interest	90	—

Earnings from discontinued operation, net of taxes and minority interest	$95	$9

Earnings per common share from discontinued operation
Earnings from operations, net of taxes and minority interest	$0.01	$0.02
Gain on sale, net of taxes and minority interest	0.19	—

Earnings per common share from discontinued operation, net of taxes and minority interest	$0.20	$0.02

The assets and liabilities of the Tissue business, included in International Paper's consolidated balance sheet at December 31, 2003 as a component of assets and liabilities of businesses held for sale, were as follows:

In millions	December 31, 2003

Accounts receivable, net	$41
Inventories	87
Plants, properties and equipment, net	277
Other assets	19

Assets of business held for sale	$424

Accounts payable	$34
Accrued payroll and benefits	15
Other accrued liabilities	8
Other liabilities	18
Minority interest	173

Liabilities of business held for sale	$248

In July 2004, International Paper signed an agreement to sell Scaldia Papier B.V., and its subsidiary, Recom B.V., to Stora Enso for approximately $36 million in cash. This sale was completed in the third quarter and resulted in a loss of $34 million (no impact from taxes or minority interest). In addition, a $4 million loss (no impact from taxes or minority interest) was recorded to adjust the estimated loss on sale of Papeteries de Souche L.C.

In the second quarter of 2004, a $27 million pre-tax and after-tax loss was recorded to write down the assets of Papeteries de Souche L.C. to their estimated realizable value. In addition, a $9 million loss before taxes and minority interest ($5 million after taxes and minority interest) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated realizable value.

In the first quarter of 2004, a $9 million gain before taxes ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

During the third quarter of 2003, a $1 million pre-tax charge ($1 million after taxes) was recorded to adjust costs of businesses previously sold.

During the second quarter of 2003, International Paper recorded a $10 million pre-tax charge ($6 million after taxes) to adjust previous estimated gains/losses of businesses previously sold.

During the last quarter of 2003, International Paper recorded a $13 million pre-tax gain ($8 million after taxes) to adjust estimated gains/losses of businesses previously sold. In addition, in the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value.

NOTE 6—SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	September 30, 2004	December 31, 2003

Raw materials	$289	$406
Finished pulp, paper and packaging products	1,837	1,707
Finished lumber and panel products	188	130
Operating supplies	342	506
Other	31	18

Total	$2,687	$2,767

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.3 billion and $2.0 billion at September 30, 2004 and December 31, 2003, respectively.

Interest payments made during the nine-month periods ended September 30, 2004 and 2003 were $617 million and $605 million, respectively. Capitalized net interest costs were $7 million and $5 million for the nine months ended September 30, 2004 and 2003, respectively. Total interest expense was $637 million for the first nine months of 2004 and $660 million for the first nine months of 2003. Distributions paid under all of International Paper's preferred securities of subsidiaries were $38 million and $62 million during the first nine months of 2004 and 2003, respectively. The decrease is due to preferred securities redeemed in January 2004 and June 2003. The expense related to these preferred securities is included in Minority interest expense in the consolidated statement of earnings, except for $25 million in 2004 and $22 million in 2003 related to the Trust preferred securities that were deconsolidated in the last half of 2003. Income tax payments of $173 million and $172 million were made during the first nine months of 2004 and 2003, respectively.

Accumulated depreciation was $18.2 billion at September 30, 2004 and $17.3 billion at December 31, 2003. The allowance for doubtful accounts was $130 million at September 30, 2004 and $135 million at December 31, 2003.

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

In millions	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003

Asset retirement obligation, beginning of the period	$48	$20
Net transition adjustment to adopt SFAS No. 143	—	22
New liabilities	3	—
Liabilities settled	(6)	(4)
Net adjustments to existing liabilties	(2)	8
Accretion expense	1	2

Asset retirement obligation, end of the period	$44	$48

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in the goodwill balances by business segment for the nine-months ended September 30, 2004:

In millions	Balance December 31, 2003	Additions/ (Reductions)		Balance September 30, 2004

Printing Papers	$2,878	$—		$2,878
Industrial and Consumer Packaging	1,361	260	(a)	1,621
Distribution	334	(23	)(b)	311
Forest Products	190	—		190
Corporate	30	—		30

Total	$4,793	$237		$5,030

(a)	Includes a $263 million increase from the acquisition of Box USA and a $3 million decrease associated with the sale of Food Pack S.A.
(b)	Reflects the sale of Scaldia Papier B.V.

The following table presents changes in the minority interest balance for the nine-months ended September 30, 2004:

In millions

Balance, December 31, 2003	$1,622
Minority interest related to sale of CHH Tissue business	307
Reclassification of limited partnership interests to debt	(168)
CHH share repurchase(a)	(158)
Dividends paid	(57)
Minority interest expense	29
Other, net	24

Balance, September 30, 2004	$1,599

(a)	In August 2004, Carter Holt Harvey used a portion of the funds generated in connection with the second quarter sale of its Tissue business to repurchase shares from its shareholders, including approximately $158 million that was paid to minority shareholders.

NOTE 7—RECENT ACCOUNTING DEVELOPMENTS

In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2) which provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP 106-2 prospectively in the third quarter of 2004. The impact was a reduction of net postretirement benefit cost of approximately $8 million for the last half of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $110 million. See Note 11 for further discussion.

NOTE 8—COMMITMENTS AND CONTINGENCIES

As discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003, International Paper entered into an agreement in 2000 to guarantee an unsecured contractual credit agreement for an unrelated third party customer. Under the terms of the guarantee, International Paper could be required to make future payments of up to a maximum of $110 million if the third party were to default under the credit agreement. Based on events in the fourth quarter of 2004, it is possible that payments may be required under this guarantee arrangement, although it is uncertain how much or when such payments, if any, might be required.

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

The following table presents an analysis of the net reserve activity related to these lawsuits for the nine months ended September 30, 2004.

RESERVE ANALYSIS

In millions	Hardboard	Omniwood	Woodruf	Total

Balance, December 31, 2003	$261	$117	$9	$387
Payments	(88)	(15)	(4)	(107)
Insurance collections, net	8	—	—	8

Balance, September 30, 2004	$181	$102	$5	$288

The following table shows an analysis of claims statistics related to these lawsuits for the nine months ended September 30, 2004.

CLAIMS STATISTICS

	Hardboard		Omniwood		Woodruf		Total
In thousands No. of Claims Pending	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total

December 31, 2003	26.4	2.8	1.8	0.5	0.8	0.3	29.0	3.6	32.6
No. of Claims Filed	38.2	5.0	4.0	—	0.5	—	42.7	5.0	47.7
No. of Claims Paid	(21.2)	(2.9)	(3.1)	(0.1)	(0.3)	—	(24.6)	(3.0)	(27.6)
No. of Claims Dismissed	(11.7)	(1.5)	(0.5)	—	—	—	(12.2)	(1.5)	(13.7)
September 30, 2004	31.7	3.4	2.2	0.4	1.0	0.3	34.9	4.1	39.0

Recent claim filings are consistent with the projections used in establishing reserve balances for these matters. International Paper believes that these reserve balances are adequate. International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the “Indemnification Lawsuit”). This lawsuit sought to recover amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of a lawsuit referred to as Judy Naef v. Masonite and International Paper (the “Hardboard Lawsuit”), as well as damages for the refusal of one insurer, Employer's Insurance of Wausau (Wausau), to provide a defense of that lawsuit. This lawsuit is also discussed in detail in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. In the third quarter of 2004, International Paper reached settlements with Wausau and with another insurance company under which International Paper will receive $134 million, including approximately $99 million to be received before December 31, 2004. Additional amounts are likely to be recovered from other insurers in the fourth quarter of 2004, and thereafter. In addition, the Company has begun arbitration proceedings against American Excess Insurance Association and ACE Insurance Company, Ltd., to recover additional insurance proceeds.

International Paper was involved in a dispute with a third party regarding $100 million of payments made to International Paper under an alternative risk-transfer agreement. Under a settlement agreement, International Paper agreed to pay the third party a portion of insurance proceeds recovered by International Paper under its insurance policies up to a maximum of $95 million. The precise amount that International Paper will pay to the third party under the settlement will depend upon, and will be in proportion to, the amount of insurance recoveries received by International Paper in the future. As of September 30, 2004, approximately $8 million had been paid to the third party under this settlement. As a consequence of the two settlement agreements totaling $134 million signed with the insurance carriers described above, International Paper will be required to pay to the third party additional sums aggregating approximately $31 million, including approximately $25 million before December 31, 2004, after International Paper's specified settlement payments are received from the insurance carriers. Accordingly, International Paper recorded $103 million as income in the third quarter of 2004, representing the agreed upon settlement payments of $134 million less the $31 million to be paid to the third party (see Note 3).

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

NOTE 9—DEBT

In August 2004, an International Paper wholly-owned subsidiary issued 500 million euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009.

Also in August 2004, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P.

Additionally, during the third quarter of 2004, approximately $500 million of debt was redeemed. These redemptions included $150 million of 8.125% notes with a scheduled maturity date of June 2024 and $193 million of debt assumed in connection with the Box USA acquisition.

Pre-tax early debt retirement costs of $8 million related to third quarter 2004 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of earnings.

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

During the third quarter of 2003, in conjunction with the Company's application of the provisions of FIN 46, approximately $1.3 billion of Mandatorily Redeemable Preferred Securities, previously classified as a separate line item on the Company's consolidated balance sheet, was de-consolidated and approximately $1.3 billion of borrowings from the Trusts were recorded as Long-term debt. In addition, interest on the borrowings totaling approximately $22 million was recorded as Interest expense in the third quarter of 2003, replacing approximately $22 million of preferred dividends that, prior to the de-consolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the 2003 third quarter continue to be reported as Minority interest expense. The implementation had no adverse effect on existing debt covenants.

In March 2003, International Paper issued $300 million of 3.80% notes due April 1, 2008 and $700 million of 5.30% notes due April 1, 2015. Proceeds from the notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper.

In March 2004, International Paper replaced its maturing $750 million bank credit agreement with a five-year, $1.25 billion bank credit facility maturing in March 2009. Concurrently, an existing three-year bank credit agreement maturing in March 2006 was reduced from $1.5 billion to $750 million. Each of these credit facilities was unused at September 30, 2004.

Maintaining a strong investment grade credit rating is an important element of International Paper's corporate finance strategy. At September 30, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively.

NOTE 10—RETIREMENT PLANS

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

Net periodic pension cost for our U.S. qualified and nonqualified defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2004	2003	2004	2003

Service cost	$28	$27	$86	$81
Interest cost	116	121	350	350
Expected return on plan assets	(148)	(147)	(444)	(449)
Actuarial loss	24	15	71	37
Amortization of prior service cost	8	7	20	19

Net periodic pension expense(a)	$28	$23	$83	$38

(a)	Excludes $1 million and $12 million for the nine months ended September 30, 2004 and 2003, respectively, for curtailments and special termination benefits that were recorded in Restructuring and other charges and Net losses on sales and impairments of businesses held for sale in the consolidated statement of earnings.

The Company does not expect to make any contributions in 2004 to the qualified defined benefit plan. For the nine months ended September 30, 2004 and 2003, no contributions have been made. The nonqualified plan is funded to the extent of benefit payments, which equaled approximately

$42.7 million and $13.7 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 11—POSTRETIREMENT BENEFITS

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP 106-2, the effects of the Act on International Paper's plans have been recorded prospectively beginning July 1, 2004. This resulted in a $4 million reduction of net periodic postretirement benefit expense for the 2004 third quarter, and a reduction of the accumulated postretirement benefit obligation of the plans of approximately $110 million, which is treated as a reduction of unrecognized actuarial losses that are amortized to expense over the average remaining service period of employees eligible for postretirement benefits.

The components of postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2004	2003	2004	2003

Service cost	$1	$2	$4	$6
Interest cost	12	15	40	42
Actuarial loss	8	5	28	17
Amortization of prior service cost	(9)	(6)	(29)	(21)

Net postretirement benefit cost(a)	$12	$16	$43	$44

(a)	Excludes credits of $1 million and $3 million for the nine months ended September 30, 2004 and 2003, respectively, for curtailments and special termination benefits that were recorded in Restructuring and other charges in the consolidated statement of earnings.

NOTE 12—STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. The Company accounts for stock-based compensation under the plan using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003. No employee compensation cost for stock options is reflected in net (loss) earnings as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in 2005, all domestic employees will no longer receive stock option awards. The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Net (loss) earnings, as reported	$(549)	$122	$(283)	$254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(11)	(30)	(32)

Pro forma net income	$(558)	$111	$(313)	$222

(Loss) earnings per common share
Basic and diluted—as reported	$(1.13)	$0.25	$(0.58)	$0.53

Basic and diluted—pro forma	$(1.15)	$0.23	$(0.64)	$0.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Operating results improved during the third quarter of 2004. Quarterly net sales of approximately $6.6 billion were 9% higher than the $6.1 billion reported in the 2003 third quarter, and 6% above 2004 second quarter net sales of $6.2 billion. Earnings from continuing operations of $208 million were also above both $113 million reported in the 2003 third quarter and $62 million in the 2004 second quarter. Sales volumes remained strong during the quarter, and price increases continued to be implemented across most grades of paper and packaging. Additionally, solid mill operating performance and additional benefits from cost reduction initiatives were positive factors in the quarter. However, these positive operating and cost effects were offset by lower wood products pricing, rising raw material and energy costs, including higher unhedged natural gas costs, and the unanticipated costs of the hurricanes that affected the Company's operations and customers in the South. Lower special charges and a lower effective tax rate also benefited earnings from continuing operations compared with the 2004 second quarter.

Looking forward to the fourth quarter, we expect demand and pricing will continue to be solid in packaging and paper, but expect that continued improvements in these businesses will be offset by lower average pricing for wood products, sharply rising raw materials and energy costs and higher corporate expenses.

Results of Operations

For the third quarter of 2004, International Paper (the “Company” or “International Paper”) reported net sales of $6.6 billion, compared with $6.1 billion in the third quarter of 2003 and $6.2 billion in the second quarter of 2004.

In the 2004 third quarter, net losses totaled $549 million, or $1.13 per share. This compared with net earnings of $122 million, or $.25 per share, in the third quarter of 2003 and net earnings of $193 million, or $.40 per share, in the second quarter of 2004. These results included a net discontinued operations charge of $757 million ($1.56 per share) in the 2004 third quarter relating to the pending sale of Weldwood of Canada, Ltd., a 2004 second quarter discontinued operations gain of $131 million ($.27 per share) including a $90 million net gain on the sale of Carter Holt Harvey's Tissue business, and earnings from discontinued operations of $9 million ($.02 per share) in the 2003 third quarter. Additionally, amounts include the effects of special items in all periods.

Earnings From Continuing Operations
(after tax, in millions)

$300

$270

$240

$210

$180

$150

$120

$90

$60

$30

$0

$113

$81

$55

$14

($33)

($26)

($13)

($18)

($6)

$11

$30

$208

2003
Third
Quarter

Price

Volume

Costs/
Operations/
Mix

Energy/
Raw
Materials

Land
Sales

Hurricanes

Tax

Special
Items

Interest

Other

2004
Third
Quarter

Excluding the results of discontinued operations, earnings from continuing operations were $208 million in the third quarter of 2004 compared with $113 million in the 2003 third quarter, and $62 million in the 2004 second quarter. Earnings in the 2004 third quarter benefited from higher average price realizations ($81 million), higher sales volumes ($55 million) and cost reduction initiatives and improved mill operations ($14 million) compared with the 2003 third quarter. However, these benefits were partially offset by higher energy, chemical and wood fiber costs ($33 million), lower gains from land sales ($26 million), the impact of the hurricanes in the South ($13 million), a higher effective tax rate ($18 million) and higher special items ($6 million), somewhat mitigated by lower interest ($11 million) and corporate other items mainly related to overhead expenses ($30 million). Compared with the second quarter of 2004, earnings from continuing operations benefited from higher average price realizations ($53 million), increased volumes ($13 million), and cost reduction initiatives and improved mill operations ($6 million). The negative effects of the hurricanes ($13 million), higher raw material costs ($14 million), and slightly higher corporate overhead and other expenses ($3 million), were somewhat mitigated by a lower effective tax rate excluding special items ($6 million). Special items expenses ($98 million) were also significantly lower.

To measure the performance of the Company's business segments from period to period without variations caused by special or unusual items, International Paper's management focuses on industry segment operating profit. This is defined as earnings from continuing operations before taxes and minority interest, excluding interest expense, corporate charges and corporate special items that include charges for facility shutdowns, severance costs associated with organizational restructuring, early debt extinguishment costs, legal reserves, insurance recoveries and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2004 operational structure, as well as to reflect the classification of Weldwood of Canada, Ltd. and the Carter Holt Harvey Tissue business as discontinued operations.

The following table presents a reconciliation of International Paper's net earnings to its operating profit:

	Three Months Ended
	September 30,		June 30,	Nine Months Ended September 30,
In millions	2004	2003	2004	2004	2003

Net Earnings (Loss)	$(549)	$122	$193	$(283)	$254
Add back:
Discontinued Operations:
Earnings from Operations	(38)	(9)	(41)	(101)	(5)
Loss (gain) on sale or impairment	795	—	(90)	705	—
Cumulative effect of accounting change	—	—	—	—	10

Earnings From Continuing Operations	208	113	62	321	259
Add back: Income tax provision (benefit)	122	(66)	15	168	(64)
Minority interest expense, net of taxes	2	18	33	49	90

Earnings From Continuing Operations Before Income Taxes and Minority Interest	332	65	110	538	285
Interest expense, net	188	204	184	568	585
Minority interest included in operations	(20)	(17)	(9)	(42)	(40)
Corporate items	101	138	102	313	322
Special items:
Restructuring and other charges	55	93	107	192	197
Insurance recoveries	(103)	—	—	(103)	—
Reversal of reserves no longer required, net	(6)	(8)	(5)	(18)	(17)
Net losses on sales and impairments of businesses held for sale	38	1	27	56	11

	$585	$476	$516	$1,504	$1,343

Industry Segment Operating Profit
Printing Papers	$160	$118	$141	$383	$395
Industrial and Consumer Packaging	183	116	111	373	340
Distribution	27	24	21	65	62
Forest Products	191	194	222	617	502
Carter Holt Harvey	17	14	7	35	30
Specialty Businesses and Other	7	10	14	31	14

Total Industry Segment Operating Profit	$585	$476	$516	$1,504	$1,343

Discontinued Operations and Cumulative Effect of Accounting Change

During the 2004 third quarter, International Paper reached agreement to sell its Weldwood of Canada, Ltd. (Weldwood) business for approximately C$1.26 billion, subject to certain adjustments at closing. Accordingly, a $385 million pre-tax loss from discontinued operations ($795 million after taxes or $1.64 per share) was recorded to write down the assets of Weldwood to their net realizable value upon sale, including the related tax effect. This transaction is described in greater detail in Note 5. In the 2004 second quarter, a $90 million after tax and minority interest discontinued operations gain ($.19 per share) was recorded from the sale of the Carter Holt Harvey Tissue business. As a result of these transactions, the operating results of these businesses are now reported as earnings from discontinued operations for all periods presented. Accordingly, discontinued operations also includes $38 million ($.08 per share) in the 2004 third quarter, $41 million ($.08 per share) in the 2004 second quarter, and $9 million ($.02 per share) in the 2003 third quarter representing the operating results of Weldwood and the Carter Holt Harvey Tissue business (in the 2004 second quarter and 2003 third quarter).

Income Taxes

The income tax provision for the 2004 third quarter was $122 million, or 37% of pretax earnings from continuing operations before minority interest. This included a $31 million net charge associated with the special items discussed below. Excluding these items, the effective tax rate for the quarter was 28%. For the nine months ended September 30, 2004, the income tax provision totaled $168 million, or 31% of pretax earnings from continuing operations before minority interest. Excluding the year-to-date tax effects of special items, the effective tax rate for the nine-month period was 30%.

In the third quarter of 2003, a tax benefit of $66 million was recorded, including a $34 million benefit relating to $93 million of restructuring and other charges, a $60 million favorable tax revision of estimated tax reserves upon the third quarter filing of the 2002 Federal income tax return and increased research and development credits. Excluding these items, the effective tax rate for the 2003 third quarter was 17%. For the nine months ended September 30, 2003, an income tax benefit of $64 million was recorded. Excluding the year-to-date tax effects of restructuring and other charges and a $50 million credit from the second quarter settlement of prior period tax issues, the effective tax rate for the nine-month period was 25%.

The income tax provision for the 2004 second quarter was $28 million, or 17% of pretax earnings from continuing operations before minority interest. This included a $54 million credit ($27 million after minority interest) from the reduction of valuation reserves for capital loss carryovers, a $32 million charge for the adjustment of deferred tax balances, and a $40 million tax benefit related to $107 million of restructuring and other charges. The reduction of valuation reserves reflected capital gains generated by the sale of the Carter Holt Harvey Tissue business. Excluding these items, the effective tax rate for the quarter was 31%.

The higher effective tax rates for the three months and nine months ended September 30, 2004 compared with the comparable 2003 periods reflect a higher proportion of taxable income in higher tax rate jurisdictions in 2004.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, was $2 million in the 2004 third quarter, compared with $33 million in the previous quarter and $18 million in the third quarter of 2003. The decrease in 2004 compared with both the third quarter of 2003 and the 2004 second quarter reflects the minority interest effect of special items.

Net interest expense for the 2004 third quarter of $188 million was higher than the $184 million in the previous quarter but lower than the $204 million in the third quarter of 2003. The slight increase in this quarter compared with the 2004 second quarter is mainly due to lower interest income at Carter Holt Harvey. The net decrease in 2004 compared with 2003 reflects lower average interest rates due to debt refinancings and repayments in 2003 and 2004.

Corporate expenses, net, of $101 million in the 2004 third quarter were essentially unchanged from 2004 second-quarter net expenses of $102 million, but were lower than net expenses of $138 million in the third quarter of 2003. Lower overhead and benefit related costs were the major factors in the decrease from the 2003 third quarter. Corporate expenses, net, are currently projected to be higher in the 2004 fourth quarter.

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

Special items in the 2004 third quarter included a charge of $55 million before taxes and minority interest ($31 million after taxes and minority interest) for restructuring and other costs, and a pre-tax credit of $103 million ($64 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation. The $55 million charge for restructuring and other costs included $18 million ($11 million after taxes and minority interest) for organizational restructuring programs, a $29 million goodwill impairment charge ($15 million after minority interest), and an $8 million charge ($5 million after taxes) for losses on early extinguishment of debt. Special items in the 2003 third quarter included a pre-tax charge of $93 million ($59 million after taxes), including $33 million ($20 million after taxes) for facility closure costs, $38 million ($23 million after taxes) for severance costs associated with organizational restructuring programs, $8 million ($7 million after taxes) for early debt retirement costs, and $14 million ($9 million after taxes) for additional legal reserves. The 2004 second quarter included a charge of $107 million before taxes and minority interest ($63 million after taxes and minority interest) for restructuring and other costs, including $42 million before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs and $65 million before taxes ($40 million after taxes) for losses on early extinguishment of debt.

Net Losses on Sales and Impairments of Businesses Held for Sale

Included in the 2004 third quarter was a pre-tax and after-tax charge of $38 million for losses associated with the sale of Scaldia Papier B.V. and its subsidiary Recom B.V. ($34 million) and a charge to adjust the estimated loss on sale of Papeteries de Souche L.C. ($4 million). A pre-tax charge of $1 million ($1 million after taxes) was recorded in the 2003 third quarter to adjust previously estimated gains/losses of businesses previously sold. Included in the 2004 second quarter was a charge of $27 million before taxes ($27 million after taxes) to write down the assets of Papeteries de Souche L.C. to their estimated realizable value. In addition, the 2004 second quarter included a loss of $9 million before taxes and minority interest ($5 million after taxes and minority interest) to write down the assets of Food Pack S.A. to their net realizable value, of which $4 million is included in the Packaging segment, $3 million is included in the Carter Holt Harvey segment and $(2) million is included in Minority interest.

Industry Segment Operating Profit

$700

$600

$500

$400

$300

$200

$100

$0

Segment Operating Profit
(in millions)

Price

Costs/
Operations/
Mix

Energy/
Raw
Materials

Land
Sales

Hurricanes

2004
Third
Quarter

2003
Third
Quarter

Volume

$476

$113

$77

$20

($46)

($37)

($18)

$585

Industry segment operating profit of $585 million in the 2004 third quarter was up from $476 million in the 2003 third quarter and $516 million in the 2004 second quarter. Compared with the third quarter of 2003 earnings in the current quarter benefited from higher average prices across all major businesses ($113 million); higher sales volumes ($77 million), primarily in Packaging and Papers, and solid mill operating performance and lower overhead costs from our cost reduction efforts ($20 million). These improvements offset the negative effects of higher energy and raw material costs ($46 million), reduced earnings from land sales ($37 million) and the impact of the 2004 hurricanes in the South ($18 million). Higher average prices across all business segments ($74 million), increased volume ($18 million), positive cost/mix ($7 million) and a gain on the sale of an investment ($7 million) were positive earnings factors compared with the 2004 second quarter and more than offset the effects of increased raw material costs ($19 million) and the impact of the hurricanes ($18 million).

During the quarter, International Paper took approximately 210,000 tons of downtime, essentially all maintenance downtime and no lack-of-order downtime, compared with approximately 235,000 tons of downtime in the second quarter of 2004. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly throughout the year. Downtime costs due to lack-of-orders are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the third quarter of 2004. The operating results for the Printing Papers and Forest Products business segments for all periods have been restated to present the results of Weldwood of Canada, Ltd. as a discontinued operation.

Printing Papers

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$1,920	$1,850	$5,660	$1,840	$1,795	$5,445
Operating Profit	160	141	383	118	150	395

Printing Papers net sales for the third quarter of 2004 were 4% higher than both the third quarter of 2003 and the 2004 second quarter. Operating profits in the third quarter of 2004 were 36% higher than the third quarter of 2003 and were 13% higher than in the second quarter of 2004. Earnings improved versus the 2003 third quarter primarily due to higher sales prices in commodity uncoated free sheet, coated paper and pulp. The benefits of improved manufacturing operations were offset by an $11 million negative impact of the hurricanes in the South, mainly at our Pensacola, Florida and Riverdale, Alabama mills, and by continued high energy and raw material costs. As compared with the second quarter of 2004, Printing Papers' third-quarter earnings improved as higher average sales prices, principally for uncoated freesheet, coated paper and pulp; cost improvement initiatives; and improved mill operations more than offset lower sales volumes. Mill operations were adversely impacted by the hurricanes in August and September. During the second and third quarters of 2004, the segment took 140,000 and 170,000 tons of downtime, respectively. Substantially all of the downtime in both quarters was maintenance related. In the third quarter of 2003, the segment took 220,000 tons of downtime of which 135,000 was market related.

In the United States, uncoated freesheet prices continued to rise during the quarter, more than offsetting the effect of slightly lower sales volumes. This volume decline was largely due to the impact of the hurricanes on business activity in the South. They also had a negative impact on mill operations. Earnings improved in our coated paper business during the third quarter as the effect of improved mill operations, reduced overhead costs and seasonally higher sales volumes offset higher raw material costs. In our U.S. market pulp business, prices on average were slightly better. However, pulp mill operations were also negatively impacted by the hurricanes. European Papers' third-quarter earnings were down from the previous quarter reflecting a seasonal decrease in volume, declining local euro prices due to an increase in imports, and an unfavorable foreign exchange impact. In Brazil, operating results continued to be solid with earnings about equal to the prior quarter.

Entering the fourth quarter, further realizations of previously announced price increases will have a positive effect on Printing Papers' operating results, somewhat offset by the effect of expected lower pulp prices. High energy and fiber costs will continue to be negative factors. This segment will continue to emphasize manufacturing and overhead cost reduction initiatives and further improvements in mill operations while balancing production and inventory levels.

Packaging

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$2,005	$1,775	$5,480	$1,655	$1,680	$4,955
Operating Profit	183	111	373	116	126	340

Industrial and Consumer Packaging net sales for the third quarter of 2004 were 21% higher than the third quarter of 2003 and 13% higher than the second quarter of 2004. Operating profits in the third quarter of 2004 were 58% higher than in the third quarter of 2003 and were 65% higher than in the second quarter of 2004. As compared with the 2003 third quarter, higher average prices and improved volumes for containerboard corrugated boxes and bleached board offset the effects of continuing high energy and raw material costs. The increase in earnings in the 2004 third quarter compared with the second quarter was driven by higher average prices, particularly for containerboard and corrugated boxes. Operating results for the 2004 third quarter also benefited from contributions from Box USA Holdings, Inc. (Box USA) subsequent to the acquisition in July 2004, including sales of $130 million and operating profits of $5 million. The segment took 10,000 tons of downtime in the third quarter of 2004 compared to 50,000 tons in the second quarter of 2004. Almost all of the downtime in the second quarter was maintenance related. In the third quarter of 2003, 145,000 tons of downtime was taken of which 105,000 was market related.

Industrial Packaging's sales increase from the 2004 second quarter reflected higher average sales prices and volumes for both containerboard and boxes. Sales volumes for boxes benefited from the inclusion of Box USA sales. Excluding these sales, box volumes would have been slightly lower than in the second quarter due to seasonal factors and the impact of the hurricanes. Operating earnings increased significantly from the previous quarter mainly due to the higher average prices and sales volumes. These factors more than offset the impact of higher raw material costs.

Consumer Packaging's earnings increased from the previous quarter principally due to higher sales volumes, higher average prices and improved sales mix. Additionally, second quarter results included the write down of the assets of Food Pack S.A. that reduced earnings by $4 million. Bleached Board realized higher average prices as well as improved sales mix compared to the second quarter. Improved operating results for the converting businesses were largely driven by higher sales volumes and favorable product mix.

Looking forward to the fourth quarter, operating results are expected to continue to improve as previously announced price increases continue to be realized in containerboard and certain bleached board grades, and demand for packaging products is expected to remain strong. Focus on further cost reductions, customer initiatives, efficiency improvements and overhead expense control will help mitigate the impact of continued high raw material and energy costs.

Distribution

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$1,565	$1,485	$4,515	$1,485	$1,475	$4,390
Operating Profit	27	21	65	24	23	62

Distribution's 2004 third-quarter sales were up 5% from both the third quarter of 2003 and the previous quarter. Operating profits were up 13% in the third quarter of 2004 compared with the third quarter of 2003, and up 29% from the previous quarter. Compared with the 2003 third quarter, higher sales were the result of higher unit volumes, mainly in the commercial printing and packaging segments. The earnings improvement from higher sales, supplemented by lower overhead costs, was partially offset by lower trading margin percentages and higher delivery costs, reflecting high fuel costs. Compared with the 2004 second quarter, higher average product prices, improved volumes across all business segments driven somewhat by seasonal factors, and lower operating costs were the major factors in the improvement in operating results, despite slightly lower trading margin percentages.

Looking forward, operating results in the fourth quarter are expected to be seasonally somewhat slower than in the third quarter. Ongoing emphasis on cost control initiatives should help mitigate this seasonal earnings impact.

Forest Products

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$600	$625	$1,825	$630	$580	$1,750
Operating Profit	191	222	617	194	149	502

Forest Products net sales for the third quarter of 2004 were 5% lower than in the third quarter of 2003 and 4% lower than in the second quarter of 2004. Operating profits in the third quarter of 2004 were 2% lower than in the third quarter of 2003 and 14% lower than in the second quarter of 2004.

Compared with the third quarter of 2003, the decrease in earnings in the third quarter of 2004 was the result of lower harvest volumes and lower earnings from forestland sales, which more than offset higher average wood products' sales prices. Compared with the 2004 second quarter, earnings in the 2004 third quarter declined due to lower average prices at our wood products operations and the impact of the hurricanes in the South. In the Wood Products business, average plywood prices during the quarter were down from the 2004 second quarter, although prices did rebound somewhat late in the quarter. Sales volumes for both plywood and lumber improved during the quarter.

Harvest volumes from Company forestlands for the quarter increased from the prior quarter, but were lower than the 2003 third quarter. Benefits from the increased harvest versus the second quarter were partially offset by a seasonal increase in silvicultural expenses. Compared with the 2003 third quarter, the effects of higher average stumpage prices resulted in higher operating earnings despite the lower harvest level in 2004. Gross margins from forestland sales were about equal to the 2004 second quarter, but about $35 million lower than the 2003 third quarter.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volume of such sales.

As the fourth quarter begins, average lumber and plywood prices in North America are expected to continue to soften and demand should reflect some seasonal decrease. Assuming earnings from forestland sales, which are dependent upon various factors, approximate third quarter levels, earnings for this segment are expected to decline in the fourth quarter.

Carter Holt Harvey

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$565	$525	$1,605	$480	$420	$1,305
Operating Profit	17	7	35	14	4	30

Carter Holt Harvey's 2004 third-quarter sales were 18% higher than in the third quarter of 2003 and 8% higher than the second quarter of 2004. Operating profits in the third quarter of 2004 were up 21% compared with the third quarter of 2003 and up 143% from the second quarter of 2004. Second-quarter 2004 earnings includes a charge of $3 million after minority interest to write down the assets of Food Pack S.A. to their net realizable value. Reported U.S. dollar sales and earnings in the 2004 third quarter continued to be impacted by the translation effect of a stronger New Zealand dollar. In New Zealand dollars, 2004 third quarter sales were 4% and 1% higher than the third quarter of 2003 and the second quarter of 2004, respectively. Operating profits in New Zealand dollars in the third quarter of 2004 were up by 8% and 82% from the third quarter of 2003 and the second quarter of 2004, respectively. In the 2004 third quarter, Carter Holt Harvey purchased an 85% interest in a Chinese premium panels manufacturer, Plantation Timber Products (PTP), a manufacturer of special medium density fiberboard (MDF) and flooring products.

Operating results benefited from improved domestic sales although weak exports more than offset these benefits. Improved operating performance, higher sales volumes and contributions from PTP resulted in improved earnings in Wood Products. Pulp and Paper results improved from the previous quarter due largely to the completion of the Whakatane mill upgrade.

The outlook for the next quarter is for challenging market conditions. The export log market is expected to remain weak while pulp prices are expected to be lower. To mitigate the challenging markets, Carter Holt Harvey will continue to focus on its total productivity performance improvement plan.

The operating results for this segment for all periods exclude the results of the Tissue business sold in the 2004 second quarter, which are now included in discontinued operations.

Specialty Businesses and Other

	2004			2003
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months

Sales	$275	$290	$860	$280	$335	$960
Operating Profit	7	14	31	10	5	14

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution and, prior to its closure in 2003, our Natchez, Mississippi Chemical Cellulose Pulp mill. Also included are divested businesses whose results are included in this segment for periods prior to their sale. Third-quarter 2004 net sales were 2% lower than in the third quarter of 2003 and 5% lower than in the second quarter of 2004. Earnings in the 2004 third quarter were down 30% from the third quarter of 2003 and 50% lower than the second quarter of 2004. Earnings in the 2004 third quarter declined about $2 million due to the effects of the hurricanes in the South. Additionally, higher raw material costs and slightly lower sales volumes reduced profits. The decrease in sales and increase in operating profits for the 2004 nine-month period reflect the inclusion in early 2003 of Chemical Cellulose Pulp mill balances prior to its closure.

As the overall economy continues to improve, this segment expects to benefit from improved sales volumes in the 2004 fourth quarter.

Liquidity and Capital Resources

Cash provided by operations totaled $1.3 billion for the first nine months of 2004, essentially the same as for the comparable 2003 nine-month period. The benefit of increased earnings in the 2004 period, after adjustments for discontinued operations and non-cash items, was largely offset by an increase in working capital requirements, mainly in accounts receivable due to higher sales.

Investing activities included spending on capital projects totaling $812 million and $703 million for the first nine months of 2004 and 2003, respectively. Full year capital spending for 2004 is now expected to be approximately $1.3 billion, which continues to be below projected depreciation and amortization charges. Full-year 2003 capital spending was $1.2 billion. Also included in third-

quarter 2004 investing activities were $305 million of cash used, net of cash acquired, for acquisitions ($186 million for Box USA and $119 million for PTP) and $648 million of cash proceeds from divestitures, including $604 million received in May 2004 from the sale of the Carter Holt Harvey Tissue business.

During 2004, International Paper's financing activities have been principally focused on the refinancing of higher interest rate debt through a series of bank financings and bond offerings. The financing strategy of the Company continues to be focused on maintaining a strong investment grade credit rating. At September 30, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor's and Moody's Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor's and Moody's Investor Services of A-3 and P-2, respectively.

Financing activities for the first nine months of 2004 included a $976 million net decrease in debt and preferred securities versus a $141 million net increase in the comparable 2003 nine-month period. In August 2004, an International Paper subsidiary issued 500 million euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009. Third quarter 2004 debt reductions of approximately $500 million included $150 million of 8.125% notes with a scheduled maturity date of June 2024 and $193 million of debt assumed in connection with the Box USA acquisition. Also in the 2004 third quarter, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. In June 2004, International Paper issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points and a scheduled maturity date of June 2007, which refinanced $650 million of long-term debt having an interest rate of LIBOR plus 100 basis points and a scheduled maturity of August 24, 2004. In April 2004, $1.0 billion of 8.125 % coupon rate debt was retired using the proceeds from the March 2004 issuance of $400 million of 5.25% notes due April 1, 2016 and $600 million of 4.00% notes due April 1, 2010. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

In August 2004, Carter Holt Harvey used a portion of the funds generated in connection with the second quarter sale of its Tissue business to repurchase shares from its shareholders, including approximately $158 million that was paid to minority shareholders.

During the first nine months of 2004, approximately 3,600,000 treasury shares were issued for various incentive plans, including stock option exercises that generated $132 million of cash. In the first nine months of 2003, approximately 1,831,000 treasury shares were issued for various incentive plans, including stock option exercises that generated $50 million of cash. In addition, approximately 713,000 shares were added to treasury stock at a cost of $26 million. Common stock dividend payments totaled $364 million and $358 million for the first nine months of 2004 and 2003, respectively. Dividends were $.75 per share for both periods.

International Paper can meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2004 through cash from operations and its various existing credit facilities.

At September 30, 2004, International Paper's contractually committed bank credit agreements included facilities totaling $2 billion. In March 2004, International Paper signed a new $1.25 billion, five-year credit agreement, replacing a $750 million five-year credit agreement that matured in March 2004. At the same time, International Paper reduced the facility under another credit agreement maturing in March 2006 from $1.5 billion to $750 million. Both agreements generally provide for interest rates at a floating index plus a predetermined margin determined by International Paper's credit rating. As of September 30, 2004, there were no loans outstanding under either facility.

In addition, through its receivables securitization program established in December 2001, International Paper has up to $650 million of committed funding available. The liquidity component of the program extends through December 2004. The receivables purchase agreement within the program extends through December 2006. Borrowing rates under the program are commercial-paper based. International Paper intends to renew the receivables securitization program in the fourth quarter of 2004. As of September 30, 2004, International Paper had $300 million of outstanding borrowings under this program.

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

As discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003, International Paper entered into an agreement in 2000 to guarantee an unsecured contractual credit agreement for an unrelated third party customer. Under the terms of the guarantee, International Paper could be required to make future payments of up to a maximum of $110 million if the third party were to default under the credit agreement. Based on events in the fourth quarter of 2004, it is possible that payments may be required under this guarantee arrangement, although it is uncertain how much or when such payments, if any, might be required.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2003, a discussion of these critical accounting policies, which are important to the portrayal of the Company's financial condition and results of operations and require management's judgments. The Company has not made any changes in any of these critical accounting policies during the third quarter of 2004.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $83 million for International Paper's U.S. plans for the nine months ended September 30, 2004, or about $45 million higher than the pension expense recorded for the first nine months of 2003. The components of this expense are presented in Note 10. Net pension expense for non-U.S. plans was about $33 million and $27 million for the nine-month periods in 2004 and 2003, respectively. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on the internal rate of return for a portfolio of high quality bonds (Moody's Aa Corporate bonds) with maturities that are consistent with projected future plan cash flows. Discount rates of 6.0% and 6.5% were used to calculate pension expense for 2004 and 2003, respectively. The expected long-

term rate of return on plan assets is based on historical and projected average rates of return for current and planned asset classes in the plan investment portfolio. An 8.75% expected long-term rate of return was used to calculate pension expense for both 2004 and 2003. At September 30, 2004, the market value of plan assets for International Paper's U.S. plans totaled approximately $6.3 billion, consisting of approximately 60% equity securities, 29% fixed income securities, and 11% real estate and other assets.

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

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $30 million and $32 million would have been recorded in the first nine months of 2004 and 2003, respectively, increasing the reported loss per share to $(.64) and decreasing the reported earnings per share to $.47 in the first nine months of 2004 and 2003, respectively.

During each reporting period, earnings (loss) per share assuming dilution is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, uncertainty as to whether the sale of Weldwood of Canada, Ltd. will be completed, the strength of demand for the Company's products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, the current military action in Iraq, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

INTERNATIONAL PAPER COMPANY
Financial Information by Industry Segment
(Unaudited)
(In millions)

Sales by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)

Printing Papers	$1,920	$1,840	$5,660	$5,445
Industrial and Consumer Packaging	2,005	1,655	5,480	4,955
Distribution	1,565	1,485	4,515	4,390
Forest Products	600	630	1,825	1,750
Carter Holt Harvey	565	480	1,605	1,305
Other Businesses(2)	275	280	860	960
Corporate and Inter-segment Sales	(352)	(317)	(1,000)	(984)

Net Sales	$6,578	$6,053	$18,945	$17,821

Operating Profit by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)

Printing Papers	$160	$118	$383	$395
Industrial and Consumer Packaging	183	116	373 (3)	340
Distribution	27	24	65	62
Forest Products	191	194	617	502
Carter Holt Harvey	17	14	35 (3)	30
Other Businesses(2)	7	10	31	14

Operating Profit	585	476	1,504	1,343
Interest expense, net	(188)	(204)	(568)	(585)
Minority interest(4)	20	17	42 (3)	40
Corporate items, net	(101)	(138)	(313)	(322)
Restructuring and other charges	(55)	(93)	(192)	(197)
Insurance Recoveries	103	—	103	—
Net losses on sales and impairments of businesses held for sale	(38)	(1)	(56)	(11)
Reversal of reserves no longer required, net	6	8	18	17

Earnings from continuing operations before income taxes and minority interest	$332	$65	$538	$285

(1)	Prior-year industry segment information has been restated to conform to 2004 management structure and to reflect Weldwood of Canada, Ltd. and the Carter Holt Harvey Tissue business as discontinued operations.
(2)	Includes Arizona Chemical, Chemical Cellulose Pulp (closed in 2003) and businesses identified in our divestiture program.
(3)	Includes 2004 second-quarter estimated loss on the sale of Food Pack S.A. of $9 million before taxes, of which $4 million is in the Industrial and Consumer Packaging segment, $3 million is in the Carter Holt Harvey segment and $2 million is in Minority interest.
(4)	Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, and cumulative effect of accounting changes.

INTERNATIONAL PAPER COMPANY
Sales Volumes By Product(1)(2)
(Unaudited)

International Paper Consolidated (excluding Carter Holt Harvey)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Printing Papers (In thousands of short tons)
Uncoated Papers and Bristols	1,585	1,572	4,836	4,675
Coated Papers	574	575	1,641	1,581
Market Pulp	309	337	1,048	998
Packaging (In thousands of short tons)
Containerboard	556	460	1,629	1,442
Bleached Packaging Board	378	340	1,128	997
Kraft	170	148	468	455
Industrial and Consumer Packaging	1,322	1,103	3,628	3,271
Forest Products (In millions)
Panels (sq. ft. 3⁄8˝—basis)	411	427	1,201	1,205
Lumber (board feet)	644	616	1,850	1,756

Carter Holt Harvey(3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Printing Papers (In thousands of short tons)
Market Pulp	134	130	411	344
Packaging (In thousands of short tons)
Containerboard	102	100	336	254
Bleached Packaging Board	21	21	59	65
Industrial and Consumer Packaging	32	34	113	115
Forest Products (In millions)
Panels (sq. ft. 3⁄8˝—basis)	49	47	140	135
Lumber (board feet)	126	132	378	375
MDF and Particleboard (sq. ft. 3⁄4˝—basis)	156	155	438	441

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale. Information for all periods has been restated to reflect Weldwood of Canada, Ltd. and the Carter Holt Harvey Tissue business as discontinued operations.
(3)	Includes 100% of volumes sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk are shown on pages 30 and 31 of International Paper's Form 10-K Annual Report for the year ended December 31, 2003, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

The linerboard anti-trust lawsuits, which were settled in September 2003 are discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003, and in Part II, Item I, of International Paper's Form 10-Q for the quarterly period ended March 31, 2004. Twelve opt-out complaints, most with multiple plaintiffs, were filed in various federal district courts around the country. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. Another opt-out plaintiff settled its case. All of the remaining federal opt-out cases have been consolidated for pre-trial purposes in the federal court for the Eastern District of Pennsylvania. Discovery in the federal opt-out cases is currently scheduled to conclude on March 31, 2005. Additionally, one opt-out case was originally filed in Kansas state court, but has been removed to federal court and transferred to the Eastern District of Pennsylvania. The plaintiff in that case has filed a motion to remand the case to Kansas state court.

The high pressure laminates antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper's Annual Report on Form 10-K for the year ended December 31, 2003 and in Part II, Item I of International Paper's Form 10-Q for the quarterly periods ended March 31 and June 30, 2004. The federal lawsuit has been settled, as previously reported. The California state court preliminarily approved the settlement of the California case on September 8, 2004, and the supervisory court in Tennessee preliminarily approved the settlement of the remaining state cases on September 14, 2004.

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

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004–July 31, 2004	11,350	(a)	$44.68	0	0

(a) Represent shares tendered in connection with stock option exercises.

ITEM 6. EXHIBITS

11	Statement of Computation of Per Share Earnings
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: November 8, 2004	By /s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell Senior Vice President and Chief Financial Officer

Date: November 8, 2004	By /s/ ROBERT J. GRILLET Robert J. Grillet Vice President—Finance and Controller