Form 10-Q/A
period 2004-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2005-02-03
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

486,587,477.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of International Paper Company for the three and nine-months ended September 30, 2004, is being filed for the purpose of amending Items 1, 2 and 4 of Part I and Item 6 of Part II to restate the financial statements to reduce the estimated loss on the sale of a discontinued operation, Weldwood of Canada Limited, by $79 million. This correction is due to the impact of cumulative currency translation adjustments that were not included in the loss estimate that was reported in the original filing on November 9, 2004.

Amendment to Part I Item 1. We are amending the Consolidated Statement of Earnings, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, Consolidated Statement of Common Shareholders' Equity, and Notes 5 and 12 to the Consolidated Financial Statements.

Amendment to Part I Item 2. We are amending the “Results of Operations” and “Discontinued Operations and Cumulative Effect of Accounting Change” sub-headings of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Amendment to Part I Item 4. We are adding additional disclosure related to the restatement of the third quarter 2004 financial statements.

Amendment to Part II Item 6. We are amending Exhibit 11.

As required under SEC rules, this Amendment sets forth the complete text of “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” as amended. Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date the Form 10-Q was originally filed.

INTERNATIONAL PAPER COMPANY
INDEX

* Omitted since no answer is called for, answer is in the negative or inapplicable.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004(1)	2003	2004(1)	2003

Net Sales	$6,578	$6,053	$18,945	$17,821

Costs and Expenses
Cost of products sold	4,858	4,517	14,108	13,237
Selling and administrative expenses	486	491	1,472	1,452
Depreciation, amortization and cost of timber harvested	401	388	1,154	1,148
Distribution expenses	268	242	786	736
Taxes other than payroll and income taxes	61	60	183	187
Restructuring and other charges	55	93	192	197
Insurance recoveries	(103)	—	(103)	—
Net losses on sales and impairments of businesses held for sale	38	1	65	11
Reversal of reserves no longer required, net	(6)	(8)	(18)	(17)
Interest expense, net	188	204	568	585

Earnings From Continuing Operations Before Income Taxes and Minority Interest	332	65	538	285
Income tax provision (benefit)	122	(66)	168	(64)
Minority interest expense, net of taxes	2	18	49	90

Earnings From Continuing Operations	208	113	321	259
Discontinued Operations, net of taxes and minority interest	(678)	9	(525)	5
Cumulative Effect of Accounting Change—Asset retirement obligations, net of taxes	—	—	—	(10)

Net (Loss) Earnings	$(470)	$122	$(204)	$254

Basic and Diluted Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.43	$0.23	$0.66	$0.54
Discontinued operations	(1.40)	0.02	(1.08)	0.01
Accounting change—Asset retirement obligations	—	—	—	(0.02)

Net (loss) earnings	$(0.97)	$0.25	$(0.42)	$0.53

Average Shares of Common Stock Outstanding	486.4	479.8	485.5	479.3

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

(1) As restated, see Note 13.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(Unaudited)
(In millions)

	September 30, 2004(1)	December 31, 2003

Assets
Current Assets
Cash and temporary investments	$1,828	$2,363
Accounts and notes receivable, net	3,239	2,765
Inventories	2,687	2,767
Assets of businesses held for sale	1,370	2,104
Other current assets	867	1,097

Total Current Assets	9,991	11,096

Plants, Properties and Equipment, net	13,182	13,260
Forestlands	3,906	3,979
Investments	671	678
Goodwill	5,030	4,793
Deferred Charges and Other Assets	1,863	1,719

Total Assets	$34,643	$35,525

Liabilities and Common Shareholders' Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$615	$2,087
Accounts payable	2,208	2,188
Accrued payroll and benefits	470	445
Liabilities of businesses held for sale	838	645
Other accrued liabilities	1,822	1,905

Total Current Liabilities	5,953	7,270

Long-Term Debt	14,434	13,450
Deferred Income Taxes	1,251	1,387
Other Liabilities	3,553	3,559
Minority Interest	1,599	1,622
Common Shareholders' Equity
Common stock, $1 par value, 486.5 shares in 2004 and 485.2 shares in 2003	486	485
Paid-in capital	6,501	6,500
Retained earnings	2,514	3,082
Accumulated other comprehensive loss	(1,648)	(1,690)

	7,853	8,377
Less: Common stock held in treasury, at cost, 2003—3.7 shares	—	140

Total Common Shareholders' Equity	7,853	8,237

Total Liabilities and Common Shareholders' Equity	$34,643	$35,525

(1) As restated, see Note 13

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2004(1)	2003

Operating Activities
Net (loss) earnings	$(204)	$254
Loss (earnings) from discontinued operations	525	(5)
Cumulative effect of accounting change	—	10
Depreciation and amortization	1,154	1,148
Deferred income tax benefit (expense)	1	(169)
Payments related to restructuring and legal reserves	(179)	(198)
Restructuring and other charges	192	197
Insurance recoveries	(103)	—
Reversal of reserves no longer required, net	(18)	(17)
Net losses on sales and impairments of businesses held for sale	65	11
Other, net	204	269
Changes in current assets and liabilities
Accounts and notes receivable	(400)	(90)
Inventories	(30)	(8)
Accounts payable and accrued liabilities	130	(83)
Other	(39)	(17)

Cash Provided by Operations	1,298	1,302

Investment Activities
Invested in capital projects	(812)	(703)
Acquisitions, net of cash acquired	(305)	—
Proceeds from divestitures	648	53
Other	156	(134)

Cash Used for Investment Activities	(313)	(784)

Financing Activities
Issuance of common stock	132	50
Issuance of debt	2,786	1,377
Reduction of debt	(3,762)	(686)
Redemption of preferred securities of a subsidiary	—	(550)
CHH share repurchase	(158)	—
Change in book overdrafts	(122)	31
Purchases of treasury stock	—	(26)
Dividends paid	(364)	(358)
Sale of minority interest	—	150
Other	(95)	(102)

Cash Used for Financing Activities	(1,583)	(114)

Effect of Exchange Rate Changes on Cash	63	86

Change in Cash and Temporary Investments	(535)	490
Cash and Temporary Investments
Beginning of the period	2,363	1,074

End of the period	$1,828	$1,564

(1) As restated, see Note 13.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Common Shareholders' Equity
(Unaudited)
(In millions, except share amounts in thousands)
Nine Months Ended September 30, 2004

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings(1)	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity(1)

Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Issuance of stock for various plans	1,331	1	1	—	—	(3,634)	(140)	142
Cash dividends—Common stock ($0.75 per share)	—	—	—	(364)	—	—	—	(364)
Comprehensive income (loss):
Net loss	—	—	—	(204)	—	—	—	(204)
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	44	—	—	44
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $6)	—	—	—	—	18	—	—	18
Less: Reclassification adjustment for gains included in net earnings (less tax of $10)	—	—	—	—	(20)	—	—	(20)

Total comprehensive income								(162)

Balance, September 30, 2004	486,493	$486	$6,501	$2,514	$(1,648)	34	$—	$7,853

Nine Months Ended September 30, 2003

	Common Stock Issued					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Common Shareholders' Equity

Balance, December 31, 2002	484,760	$485	$6,493	$3,260	$(2,645)	5,680	$219	$7,374
Issuance of stock for various plans	228	—	—	—	—	(1,831)	(71)	71
Repurchase of stock	—	—	—	—	—	713	26	(26)
Cash dividends—Common stock ($0.75 per share)	—	—	—	(358)	—	—	—	(358)
Comprehensive income (loss):
Net earnings	—	—	—	254	—	—	—	254
Change in cumulative foreign currency translation adjustment (less tax of $43)	—	—	—	—	489	—	—	489
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $27)	—	—	—	—	49	—	—	49
Less: Reclassification adjustment for gains included in net earnings (less tax of $29)	—	—	—	—	(58)	—	—	(58)

Total comprehensive income								734

Balance, September 30, 2003	484,988	$485	$6,493	$3,156	$(2,165)	4,562	$174	$7,795

(1) As restated, see Note 13.

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

Financial information by industry segment is presented on page 31.

See Note 12 for required pro forma and additional disclosures related to stock-based compensation awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Net sales	$6,578	$6,176	$19,198	$18,192
Earnings from continuing operations	208	109	318	249
Net earnings (loss)	(470)	118	(207)	244
Earnings from continuing operations per common share	0.43	0.23	0.65	0.52
Net earnings (loss) per common share	(0.97)	0.25	(0.43)	0.51

NOTE 5— BUSINESSES HELD FOR SALE AND DIVESTITURES

In July 2004, International Paper announced that it reached an agreement to sell its Weldwood of Canada, Ltd. (Weldwood) business to West Fraser Timber Co., Ltd. of Vancouver, Canada (West Fraser), for approximately C$1.26 billion in cash (approximately U.S. $950 million), subject to certain adjustments at closing, expected to be completed in the 2004 fourth quarter. Accordingly, a $306 million pre-tax loss from discontinued operations ($716 million after taxes) was recorded in the third quarter to write down the assets of Weldwood to their estimated net realizable value upon sale, including the related tax effect. This charge is included along with the net income of Weldwood for the third quarter ($38 million after taxes) as a loss from discontinued operation in the accompanying consolidated statement of earnings. Additionally, all periods presented have been restated to present the operating results of Weldwood as a discontinued operation. The sale is subject to the receipt of required regulatory approvals, including approval of the Canadian Commissioner of Competition under the Competition Act (Canada). On October 28, 2004, West Fraser indicated that the Canadian Competition Bureau has raised certain issues concerning the transaction. Until these issues are resolved with West Fraser there can be no assurance that the transaction will be completed.

Revenues associated with this discontinued operation were $765 million and $579 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Earnings and earnings per share related to Weldwood were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Earnings (loss) from discontinued operation
Earnings (loss) from operations	$59	$9	$140	$(6)
Income tax (expense) benefit	(21)	(3)	(44)	2

Earnings (loss) from operations, net of taxes	38	6	96	(4)

Asset impairment	(306)	—	(306)	—
Income tax expense(a)	(410)	—	(410)	—

Asset Impairment, net of taxes	(716)	—	(716)	—

Earnings (loss) from discontinued operation, net of taxes	$(678)	$6	$(620)	$(4)

Earnings (loss) per common share from discontinued operation
Earnings (loss) from operations, net of taxes	$0.08	$0.02	$0.20	$(0.01)
Asset impairment, net of taxes	(1.48)	—	(1.48)	—

Earnings (loss) per common share from discontinued operation, net of taxes	$(1.40)	$0.02	$(1.28)	$(0.01)

(a)	Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

Assets and liabilities of Weldwood, included in International Paper's consolidated balance sheet at September 30, 2004 and December 31, 2003 as a component of assets and liabilities of businesses held for sale, were as follows:

In millions	September 30, 2004	December 31, 2003

Accounts receivable, net	$90	$86
Inventories	126	129
Plants, properties and equipment, net	702	738
Forestlands	86	90
Investments	95	86
Goodwill	548	548
Other assets	29	3

Total assets	1,676	1,680
Less: Loss on asset impairment	(306)	—

Assets of business held for sale	$1,370	$1,680

Accounts payable	$89	$82
Accrued payroll and benefits	11	16
Other accrued liabilities	49	4
Deferred income taxes	605	212
Other liabilities	77	78
Minority interest	7	5

Liabilities of business held for sale	$838	$397

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2004	2003	2004	2003

Net (loss) earnings, as reported	$(470)	$122	$(204)	$254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9)	(11)	(30)	(32)

Pro forma net income	$(479)	$111	$(234)	$222

(Loss) earnings per common share
Basic and diluted—as reported	$(0.97)	$0.25	$(0.42)	$0.53

Basic and diluted—pro forma	$(0.99)	$0.23	$(0.48)	$0.47

NOTE 13—RESTATEMENT OF LOSS FROM DISCONTINUED OPERATIONS

Subsequent to the filing of the September 30, 2004 financial statements on Form 10-Q, the Company determined that the loss from discontinued operations relating to the write down of the assets of Weldwood of Canada Limited to estimated net realizable value was overstated by $79 million due to the impact of cumulative currency translation adjustments that were not included in the original loss estimate. The correction reduced the loss from discontinued operations and net loss for the three months and nine months ended September 30, 2004 that have been restated as follows:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
In millions, except per share amounts	As Reported	Restated	As Reported	Restated

Consolidated statement of earnings
Loss from discontinued operations	$(757)	$(678)	$(604)	$(525)
Net loss	(549)	(470)	(283)	(204)
Loss from discontinued operations per common share:
Basic	(1.56)	(1.40)	(1.24)	(1.08)
Diluted	(1.56)	(1.40)	(1.24)	(1.08)
Net loss per common share:
Basic	(1.13)	(0.97)	(0.58)	(0.42)
Diluted	(1.13)	(0.97)	(0.58)	(0.42)

	September 30, 2004
	As Reported	Restated

Consolidated Balance Sheet
Assets of businesses held for sale	$1,291	$1,370
Total assets	34,564	34,643
Retained earnings	2,435	2,514
Total liabilities and equity	34,564	34,643

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

As discussed in Note 13 to the consolidated financial statements, the loss from discontinued operations for the 2004 third quarter has been restated, and the accompanying management's discussion and analysis of financial condition and results of operations gives effect to that restatement.

Results of Operations

For the third quarter of 2004, International Paper (the “Company” or “International Paper”) reported net sales of $6.6 billion, compared with $6.1 billion in the third quarter of 2003 and $6.2 billion in the second quarter of 2004.

In the 2004 third quarter, net losses totaled $470 million, or $0.97 per share. This compared with net earnings of $122 million, or $.25 per share, in the third quarter of 2003 and net earnings of $193 million, or $.40 per share, in the second quarter of 2004. These results included a net discontinued operations charge of $678 million ($1.40 per share) in the 2004 third quarter relating to the pending sale of Weldwood of Canada, Ltd., a 2004 second quarter discontinued operations gain of $131 million ($.27 per share) including a $90 million net gain on the sale of Carter Holt Harvey's Tissue business, and earnings from discontinued operations of $9 million ($.02 per share) in the 2003 third quarter. Additionally, amounts include the effects of special items in all periods.

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

The following table presents a reconciliation of International Paper's net earnings to its operating profit:

	Three Months Ended
	September 30,		June 30,	Nine Months Ended September 30,
In millions	2004	2003	2004	2004	2003

Net Earnings (Loss)	$(470)	$122	$193	$(204)	$254
Add back:
Discontinued Operations:
Earnings from Operations	(38)	(9)	(41)	(101)	(5)
Loss (gain) on sale or impairment	716	—	(90)	626	—
Cumulative effect of accounting change	—	—	—	—	10

Earnings From Continuing Operations	208	113	62	321	259
Add back: Income tax provision (benefit)	122	(66)	15	168	(64)
Minority interest expense, net of taxes	2	18	33	49	90

Earnings From Continuing Operations Before Income Taxes and Minority Interest	332	65	110	538	285
Interest expense, net	188	204	184	568	585
Minority interest included in operations	(20)	(17)	(9)	(42)	(40)
Corporate items	101	138	102	313	322
Special items:
Restructuring and other charges	55	93	107	192	197
Insurance recoveries	(103)	—	—	(103)	—
Reversal of reserves no longer required, net	(6)	(8)	(5)	(18)	(17)
Net losses on sales and impairments of businesses held for sale	38	1	27	56	11

	$585	$476	$516	$1,504	$1,343

Industry Segment Operating Profit
Printing Papers	$160	$118	$141	$383	$395
Industrial and Consumer Packaging	183	116	111	373	340
Distribution	27	24	21	65	62
Forest Products	191	194	222	617	502
Carter Holt Harvey	17	14	7	35	30
Specialty Businesses and Other	7	10	14	31	14

Total Industry Segment Operating Profit	$585	$476	$516	$1,504	$1,343

Discontinued Operations and Cumulative Effect of Accounting Change

During the 2004 third quarter, International Paper reached agreement to sell its Weldwood of Canada, Ltd. (Weldwood) business for approximately C$1.26 billion, subject to certain adjustments at closing. Accordingly, a $306 million pre-tax loss from discontinued operations ($716 million after taxes or $1.48 per share) was recorded to write down the assets of Weldwood to their net realizable value upon sale, including the related tax effect. This transaction is described in greater detail in Note 5. In the 2004 second quarter, a $90 million after tax and minority interest discontinued operations gain ($.19 per share) was recorded from the sale of the Carter Holt Harvey Tissue business. As a result of these transactions, the operating results of these businesses are now reported as earnings from discontinued operations for all periods presented. Accordingly, discontinued operations also includes $38 million ($.08 per share) in the 2004 third quarter, $41 million ($.08 per share) in the 2004 second quarter, and $9 million ($.02 per share) in the 2003 third quarter representing the operating results of Weldwood and the Carter Holt Harvey Tissue business (in the 2004 second quarter and 2003 third quarter).

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A, and in particular, statements found in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, uncertainty as to whether the sale of Weldwood of Canada, Ltd. will be completed, the strength of demand for the Company's products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company's manufacturing operations, results of legal proceedings, changes related to international economic conditions, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, economic conditions in developing countries, specifically Brazil and Russia, the current military action in Iraq, and the war on terrorism. In view of such uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Management has considered the effect of financial controls over financial reporting of the third quarter restatement of the Company's financial statements discussed in Note 13 to the consolidated financial statements. Detection of the error in the third quarter calculation of the estimated loss from discontinued operations resulted from the Company's existing year-end internal control procedures. Those year-end procedures were supplemented in the fourth quarter with the implementation of enhanced quarterly and year-end review procedures for any significant non-routine transactions. These enhanced processes were implemented pursuant to Section 404 of Sarbanes-Oxley.

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

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: February 2, 2005	By /s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell Senior Vice President and Chief Financial Officer

Date: February 2, 2005	By /s/ ROBERT J. GRILLET Robert J. Grillet Vice President—Finance and Controller