Form 10-K
period 2004-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2005-03-10
CIK 51434

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NO. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-0872805 (I.R.S. Employer Identification No.)

400 Atlantic Street

Stamford, Connecticut

(Address of principal executive offices)

06921

(Zip Code)

Company’s telephone number, including area code: 203-541-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 per share par value	Name of each exchange on which registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) of the Act.
Yes ☒ or No ☐

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $21,717,727,354.

The number of shares outstanding of the Company’s common stock, as of March 4, 2005 was 490,325,984.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2005 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2004

PART I			ITEM 8.	FINANCIAL STATEMENTS AND
				SUPPLEMENTARY DATA
ITEM 1.	BUSINESS			Financial Information by Industry
	General	1		Segment and Geographic Area	33
	Financial Information Concerning			Report of Management on Financial
	Industry Segments	1		Statements, Internal Controls over
	Financial Information About			Financial Reporting & Internal
	International and Domestic			Control Environment and Board of
	Operations	1		Directors Oversight	35
	Competition and Costs	2		Reports of Deloitte & Touche LLP,
	Marketing and Distribution	2		Independent Registered Public
	Description of Principal Products	2		Accounting Firm	36
	Sales Volumes by Product	2		Consolidated Statement of Operations	38
	Research and Development	3		Consolidated Balance Sheet	39
	Environmental Protection	3		Consolidated Statement of Cash Flows	40
	Employees	3		Consolidated Statement of Changes in
	Executive Officers of the Registrant	3		Common Shareholders’ Equity	41
	Raw Materials	4		Notes to Consolidated Financial
	Forward-looking Statements	4		Statements	42
				Interim Financial Results (Unaudited)	79
ITEM 2.	PROPERTIES
	Forestlands	4	ITEM 9.	CHANGES IN AND
	Mills and Plants	5		DISAGREEMENTS WITH
	Capital Investments and Dispositions	5		ACCOUNTANTS ON
				ACCOUNTING AND FINANCIAL
ITEM 3.	LEGAL PROCEEDINGS	5		DISCLOSURE	82

ITEM 4.	SUBMISSION OF MATTERS TO A		ITEM 9A.	CONTROLS AND PROCEDURES	82
	VOTE OF SECURITY HOLDERS	5
			ITEM 9B.	OTHER INFORMATION	82
PART II.
			PART III.
ITEM 5.	MARKET FOR REGISTRANT’S
	COMMON EQUITY, RELATED		ITEM 10.	DIRECTORS AND EXECUTIVE
	STOCKHOLDER MATTERS			OFFICERS OF THE REGISTRANT	82
	AND ISSUER PURCHASES OF
	EQUITY SECURITIES	5	ITEM 11.	EXECUTIVE COMPENSATION	83

ITEM 6.	SELECTED FINANCIAL DATA	6	ITEM 12.	SECURITY OWNERSHIP OF
				CERTAIN BENEFICIAL
ITEM 7.	MANAGEMENT’S DISCUSSION			OWNERS AND MANAGEMENT	83
	AND ANALYSIS OF
	FINANCIAL CONDITION		ITEM 13.	CERTAIN RELATIONSHIPS AND
	AND RESULTS OF			RELATED TRANSACTIONS	83
	OPERATIONS

			ITEM 14.	PRINCIPAL ACCOUNTANT FEES
	Executive Summary	9		AND SERVICES	83
	Corporate Overview	11
	Results of Operations	11	PART IV.
	Description of Industry Segments	15
	Industry Segment Results	17	ITEM 15.	EXHIBITS, FINANCIAL
	Liquidity and Capital Resources	21		STATEMENT SCHEDULES
	Critical Accounting Policies	24		Additional Financial Data	83
	Significant Accounting Estimates	25		Report of Independent Registered Public
	Income Taxes	27		Accounting Firm on Financial
	Recent Accounting Developments	28		Statement Schedule	86
	Legal Proceedings	30		Schedule II - Valuation and Qualifying
	Effect of Inflation	31		Accounts	87
	Foreign Currency Effects	31
	Market Risk	31		SIGNATURES	88

ITEM 7A.	QUANTITATIVE AND		APPENDIX I 2004 LISTING OF FACILITIES		A-1
	QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	32	APPENDIX II 2004 CAPACITY INFORMATION		A-5

PART I

and Analysis of Financial Condition and Results of Operations.

From 2000 through 2004, International Paper’s capital expenditures approximated $5.9 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, and improve forestlands. Capital spending for continuing operations in 2004 was $1.3 billion and is expected to be approximately $1.4 billion in 2005. This amount is below our expected annual depreciation and amortization expense of $1.7 billion. You can find more information about capital expenditures on page 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of mergers and acquisitions can be found on page 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 13 and 14 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our Internet Web site at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

Financial Information Concerning Industry Segments

The financial information concerning segments is set forth on pages 33 and 34 of Item 8. Financial Statements and Supplementary Data.

Financial Information About International and Domestic Operations

The financial information concerning international and domestic operations and export sales is set forth on page 34 of Item 8. Financial Statements and Supplementary Data.

ITEM 1.       BUSINESS

General

International Paper Company (the “Company” or “International Paper,” which may be referred to as “we” or “us”), is a global forest products, paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, the Pacific Rim and South America. We are a New York corporation and were incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2004, the Company operated 27 pulp, paper and packaging mills, 103 converting and packaging plants, 25 wood products facilities, and seven specialty chemicals plants. Production facilities at December 31, 2004 in Europe, Asia, Latin America and South America included seven pulp, paper and packaging mills, 42 converting and packaging plants, one wood products facility, two specialty panels and laminated products plants and six specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 286 distribution branches located primarily in the United States. At December 31, 2004, we owned or managed approximately 6.8 million acres of forestlands in the United States, mostly in the South, approximately 1.2 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

Carter Holt Harvey Limited, a New Zealand company that is listed on the New Zealand and Australian stock exchanges and is approximately 50.5% owned by International Paper, operates four mills producing pulp, paper and packaging products, 17 converting and packaging plants and 82 wood products manufacturing and distribution facilities, primarily in New Zealand, Australia and, through the 2004 acquisition of Plantation Timber Products, in China. In New Zealand, Carter Holt Harvey owns approximately 785,000 acres of forestlands.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial and Consumer Packaging; Distribution; Forest Products; Carter Holt Harvey; and Specialty Businesses and Other. A description of these business segments can be found on pages 15 through 17 of Item 7. Management’s Discussion

Competition and Costs

Despite the size of the Company’s manufacturing capacity for paper, paperboard, packaging and pulp products, the markets in all of the cited product lines are large and highly fragmented. The markets for wood and specialty products are similarly large and fragmented. There are numerous competitors, and the major markets, both domestic and international, in which the Company sells its principal products are very competitive. These products are in competition with similar products produced by others, and in some instances, with products produced by other industries from other materials.

Many factors influence the Company’s competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 9 through 21 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-5 of Appendix II.

Marketing and Distribution

The Company sells paper, packaging products, building materials and other products directly to end users and converters, as well as through resellers. We own a large merchant distribution business that sells products made both by International Paper and by other companies making paper, packaging and supplies. Sales offices are located throughout the United States as well as internationally. We also sell significant volumes of products through paper distributors, including our own merchant distribution network, and agents.

We market our U.S. production of lumber and plywood through independent distribution centers.

Description of Principal Products

The Company’s principal products are described on pages 15 through 17 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales Volumes by Product
Sales volumes of major products for 2004, 2003, and 2002 were as follows:
Sales Volumes by Product (1) (2) (Unaudited)
International Paper Consolidated (excluding Carter Holt Harvey)

	2004	2003	2002

Printing Papers (In thousands of tons)
Brazil Uncoated Papers and Bristols	461	447	441
Europe & Russia Uncoated Papers and Bristols	1,409	1,352	1,364
U.S. Uncoated Papers and Bristols	4,570	4,439	4,527

Uncoated Papers and Bristols	6,440	6,238	6,332
Coated Papers	2,173	2,113	2,212
Market Pulp (3)	1,422	1,379	1,378

Packaging (In thousands of tons)
U.S. Container (Boxes)	2,668	2,204	2,610
European Container (Boxes)	1,049	1,031	1,020
Other Industrial and Consumer Packaging	1,222	1,148	742

Industrial and Consumer Packaging	4,939	4,383	4,372
Containerboard	2,090	1,946	1,862
Bleached Packaging Board	1,495	1,348	1,247
Kraft	605	606	626

Forest Products (In millions)
Panels (sq. ft. 3/8” - basis)	1,563	1,580	1,798
Lumber (board feet)	2,456	2,345	2,464
MDF and Particleboard (sq. ft. 3/4” - basis)	-	-	129
Carter Holt Harvey (4)

	2004	2003	2002

Printing Papers (In thousands of tons)
Market Pulp (3)	568	499	512
Packaging (In thousands of tons)
Containerboard	459	361	400
Bleached Packaging Board	83	84	89
Industrial and Consumer Packaging	147	153	154

Forest Products (In millions)
Panels (sq. ft. 3/8” - basis)	183	179	200
Lumber (board feet)	497	503	546
MDF and Particleboard (sq. ft. 3/4” - basis)	580	582	494

(1) Includes third party and inter-segment sales.
(2) Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3) Includes internal sales to mills.
(4) Includes 100% of volumes sold.

Research and Development

Of the domestic employees, approximately 34,000 are hourly, with unions representing approximately 20,000. Approximately 16,000 of the union employees are represented by the Paper, Allied-Industrial, Chemical and Energy International Union (PACE) under individual location contracts.

During 2004, new labor agreements were ratified at four paper mills with one paper mill contract carrying over to early 2005. During 2005, labor agreements are scheduled to be negotiated at four paper mill operations including Kaukauna, Wisconsin; Ticonderoga, New York; Savannah, Georgia and Roanoke Rapids, North Carolina.

During 2004, 13 labor agreements were settled in non-paper mill operations. Settlements included paper converting, wood products, chemical, distribution and woodlands operations. During 2005, new labor agreements are scheduled to be negotiated in 21 non-paper mill operations.

In January 2005, the Company’s principal union, PACE, announced that it was merging with the United Steelworkers Union. The merger is subject to a vote of the memberships of both unions in April 2005. The name of the resulting union will be United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union.

Executive Officers of the Registrant

John V. Faraci, 55, chairman and chief executive officer since November 2003. Prior to this, he was president since February 2003, and executive vice president and chief financial officer from 2000 to 2003. From 1999 to 2000, he was senior vice president-finance and chief financial officer. From 1995 until 1999, he was chief executive officer and managing director of Carter Holt Harvey Limited of New Zealand.

Robert M. Amen, 55, president since November 2003. Previously, he served as executive vice president responsible for the Company’s paper business, technology and corporate marketing from 2000 through 2003. He also served as senior vice president-president of International Paper-Europe from 1996 to 2000.

Newland A. Lesko, 59, executive vice president-manufacturing and technology since June 2003. He previously served as senior vice president-industrial packaging group from 1998 to 2003.

Marianne M. Parrs, 60, executive vice president-administration since 1999 responsible for information technology, investor relations, and global sourcing.

H. Wayne Brafford, 53, senior vice president-industrial packaging group since June 2003. He previously served as vice president and general manager-converting, specialty and pulp from 1999 to 2003.

The Company operates research and development centers at Loveland, Ohio; Sterling Forest, New York; Kaukauna, Wisconsin; Savannah, Georgia; Almere, the Netherlands; a regional center for applied forest research in Bainbridge, Georgia; a forest biotechnology center in Rotorua, New Zealand; and several product laboratories. Additionally, the Company has approximately a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies formed for the purpose of developing and commercializing improvements to increase growth rates and improve wood and pulp quality. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; to process, equipment and product innovations; and to improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations in 2004 was $68 million; $73 million in 2003; and $77 million in 2002.

We own numerous patents, copyrights, trademarks, and trade secrets relating to our products and to the processes for their production. We also license intellectual property rights to and from others where necessary. Many of the manufacturing processes are among our trade secrets. Some of our products are covered by U.S. and non-U.S. patents and are sold under well known trademarks. We derive competitive advantage by protecting our trade secrets, patents, trademarks and other intellectual property rights, and by using them as required to support our businesses.

Environmental Protection

Information concerning the effects of the Company’s compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on page 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

As of December 31, 2004, we had approximately 80,000 employees, 52,000 of whom were located in the United States.

Jerome N. Carter, 56, senior vice president-human resources since 1999 when he joined the Company from Union Camp.

Thomas E. Gestrich, 58, senior vice president-consumer packaging since 2001. He previously served as vice president and general manager-beverage packaging from 1999 to 2001.

Andrew R. Lessin, 62, senior vice president-internal audit since 2002. He previously served as vice president-finance from 2000 to 2002. From 1995 to 2000, he served as vice president-controller. He is also a director of Carter Holt Harvey Limited.

Christopher P. Liddell, 46, senior vice president and chief financial officer since March 2003. Prior to this, he served as vice president-finance and controller since February 2003. From 2002 to 2003, he served as vice president-finance. From 1999 to 2002, he served as chief executive officer of Carter Holt Harvey Limited. He is also a director of Carter Holt Harvey Limited.

Richard B. Lowe, 50, senior vice president-xpedx since April 2003. He previously served as region president-xpedx from 1995 to 2003.

Maura A. Smith, 49, senior vice president, general counsel and corporate secretary since April 2003 when she joined the Company. From 1998 to 2003 she served as senior vice president, general counsel and corporate secretary of Owens Corning and in addition, from 2000 to 2003, as chief restructuring officer.

W. Dennis Thomas, 61, senior vice president-public affairs and communications since 1998.

Robert J. Grillet, 49, vice president-finance and controller since April 2003. He previously served as region senior vice president-xpedx from 2000 to 2003. He was group vice president-xpedx from 1995 to 2000.

Raw Materials

For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,”

“estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, the strength and demand for the Company’s products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company’s manufacturing operations, results of legal proceedings, changes related to international economic conditions, specifically in Brazil and Russia, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, the current military action in Iraq, and the war on terrorism. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements are discussed in greater detail in the Company’s Securities and Exchange Commission filings.

ITEM 2.       PROPERTIES

Forestlands

The principal raw material used by International Paper is wood in various forms. As of December 31, 2004, the Company or its subsidiaries owned or managed approximately 6.8 million acres of forestlands in the United States, 1.2 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. An additional 785,000 acres of forestlands in New Zealand were held through Carter Holt Harvey, a consolidated subsidiary of International Paper.

During 2004, the Company’s U.S. forestlands supplied 14.7 million tons of roundwood to its U.S. facilities, representing 23% of its wood fiber requirements. The balance was acquired from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the United States government. In addition, in 2004, 3.8 million tons of wood were sold to other users.

As one of the largest private landowners in the world, International Paper employs professional foresters and wildlife biologists to manage our forestlands with great care in compliance with the rigorous standards of the Sustainable Forestry Initiative program (SFI®). SFI® includes an independent certification system to ensure the sustainable planting, growing and harvesting of trees while protecting wildlife, plants, soil, water and air quality. All of our U.S. forestlands are certified as complying with SFI® standards by an independent third party, and most of our forestlands outside of the United States comply with similar local or regional sustainable forestry programs as well.

Mills and Plants

A listing of our production facilities, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

The Company’s facilities are in good operating condition and are suited for the purposes for which they are presently being used. We continue to study the economics of modernization or adopting other alternatives for higher cost facilities.

Capital Investments and Dispositions

Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2005 on page 24, and dispositions and restructuring activities as of December 31, 2004, on pages 12 through 14 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 49 through 56 of Item 8. Financial Statements and Supplementary Data.

ITEM 3.       LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 30 and 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 59 through 65 of Item 8. Financial Statements and Supplementary Data.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2003 and 2004 are set forth on page 79 of Item 8. Financial Statements and Supplementary Data. Information concerning the exchanges on which the Company’s common stock is listed is set forth on the back cover. As of March 4, 2005, there were approximately 29,180 record holders of common stock of the Company.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 - December 31, 2004	56,024(a)	$41.44	0	0

(a)	Represents shares tendered in connection with stock option exercises.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Financial Summary (a)

Dollar amounts in millions, except per share amounts and stock prices	2004		2003		2002		2001		2000

Results of Operations
Net sales	$25,548		$23,955		$23,899		$25,385		$27,656
Costs and expenses, excluding interest	24,059		22,891		22,808		25,783		26,186
Earnings (loss) from continuing operations before income taxes and minority interest	746	(b)	292	(e)	306	(h)	(1,330	)(k)	652	(m)
Minority interest expense, net of taxes	62	(b)	111	(e)	118	(h)	140	(k)	228	(m)
Discontinued operations (c)	(513)		21		35		40		41
Extraordinary items	–		–		–		(46	)(l)	(226	)(n)
Cumulative effect of accounting changes	–		(13	)(f)	(1,175	)(i)	(16	)(l)	–
Net earnings (loss)	(35	)(b-d)	302	(e-g)	(880	)(h-j)	(1,204	)(k,l)	142	(m,n)
Earnings (loss) applicable to common shares	(35	)(b-d)	302	(e-g)	(880	)(h-j)	(1,204	)(k,l)	142	(m,n)

Financial Position
Working capital	$4,447		$3,826		$4,386		$3,875		$3,990
Plants, properties and equipment, net	13,432		13,260		13,292		14,115		15,459
Forestlands	3,936		3,979		3,765		4,107		5,870
Total assets	34,217		35,525		33,792		37,177		42,109
Notes payable and current maturities of long-term debt	506		2,087		–		957		2,115
Long-term debt	14,132		13,450		13,042		12,457		12,647
Common shareholders’ equity	8,254		8,237		7,374		10,291		12,034

Basic Per Share of Common Stock -
Earnings (loss) from continuing operations	$0.98		$0.62		$0.54		$(2.45)		$0.73
Discontinued operations (c)	(1.05)		0.04		0.07		0.08		0.09
Extraordinary items	–		–		–		(0.10)		(0.50)
Cumulative effect of accounting changes	–		(0.03)		(2.44)		(0.03)		–
Net earnings (loss)	(0.07)		0.63		(1.83)		(2.50)		0.32

Diluted Per Share of Common Stock -
Earnings (loss) from continuing operations	$0.98		$0.61		$0.54		$(2.45)		$0.73
Discontinued operations (c)	(1.05)		0.04		0.07		0.08		0.09
Extraordinary items	–		–		–		(0.10)		(0.50)
Cumulative effect of accounting changes	–		(0.03)		(2.43)		(0.03)		–
Net earnings (loss)	(0.07)		0.63		(1.82)		(2.50)		0.32
Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	16.93		16.97		15.21		21.25		24.85

Common Stock Prices
High	$45.01		$43.32		$46.19		$43.25		$60.00
Low	37.12		33.09		31.35		30.70		26.31
Year-end	42.00		43.11		34.97		40.35		40.81

Financial Ratios
Current ratio	1.9		1.5		1.9		1.7		1.5
Total debt to capital ratio	59.9		61.2		55.4		50.1		49.5
Return on equity	(0.4	)(b-d)	3.9	(e-g)	(8.8	)(h-j)	(10.6	)(k,l)	1.2	(m,n)
Return on investment from continuing operations	3.9	(b,d)	2.9	(e,g)	2.6	(h,j)	(0.8	)(k)	3.2	(m)

Capital Expenditures	$1,328		$1,166		$1,009		$1,049		$1,352

Number of Employees	79,400		82,800		91,000		100,100		112,900

FINANCIAL GLOSSARY

Current ratio -

current assets divided by current liabilities.

Total debt to capital ratio -

long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, minority interest and total common shareholders’ equity.

Return on equity -

net earnings divided by average common shareholders’ equity (computed monthly).

Return on investment -

the after-tax amount of earnings from continuing operations before interest and minority interest divided by the average of total assets minus accounts payable and accrued liabilities (computed on a monthly basis).

FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)      All periods presented have been restated to reflect the Carter Holt Harvey Tissue business and the Weldwood of Canada Limited business as discontinued operations.

2004:

(b)      Includes restructuring and other charges of $211 million before taxes and minority interest ($124 million after taxes and minority interest), including a $74 million charge before taxes and minority interest ($43 million after taxes and minority interest) for organizational restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt retirement costs, a $35 million charge before minority interest ($18 million after minority interest) for a goodwill impairment, and a $10 million charge before taxes ($6 million after taxes) for litigation settlements. Also included are a $123 million pre-tax credit ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $35 million credit before taxes and minority interest ($22 million after taxes and minority interest) for the net reversal of restructuring reserves no longer required, and a pre-tax charge of $144 million ($128 million after taxes) for net losses on sales and impairments of businesses sold or held for sale.

(c)       Includes net income of Weldwood of Canada Limited and the Carter Holt Harvey Tissue business prior to their sales. Also included in 2004 is a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) for the sale of the Carter Holt

    Harvey Tissue business, and a pre-tax charge of $323 million ($711 million after taxes) for the sale of Weldwood of Canada Limited.

(d)      Includes a $5 million net increase, net of minority interest, in the income tax provision reflecting an adjustment of deferred tax balances and a reduction of valuation reserves for capital loss carryovers.

2003:

(e)      Includes restructuring and other charges of $298 million before taxes and minority interest ($184 million after taxes and minority interest), including a $236 million charge before taxes and minority interest ($144 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. Also included are a pre-tax charge of $32 million ($33 million after taxes) for net losses on sales and impairments of businesses held for sale, and a credit of $40 million before taxes and minority interest ($25 million after taxes and minority interest) for the net reversal of restructuring reserves no longer required.

(f)       Includes a charge of $10 million after taxes for the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $3 million after taxes for the cumulative effect of an accounting change related to the adoption of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

(g)      Includes a $123 million reduction after minority interest of the income tax provision recorded for significant tax events occurring in 2003.

2002:

(h)      Includes restructuring and other charges of $695 million before taxes and minority interest ($435 million after taxes and minority interest), including a $199 million charge before taxes and minority interest ($130 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $46 million before taxes and minority interest ($27 million after taxes and minority interest) for early debt retirement costs. Also included are a credit of $41 million before taxes and minority interest ($101 million after taxes and minority interest) to adjust accrued costs of businesses sold or held for sale, and a pre-tax credit of

$68 million ($43 million after taxes) for the reversal of 2001 and 2000 reserves no longer required.

(i)       Includes a $1.2 billion charge for the cumulative effect of an accounting change for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(j)       Reflects a decrease of $46 million in income tax provision for a reduction of deferred state income tax liabilities.

2001:

(k)      Includes restructuring and other charges of $1.1 billion before taxes and minority interest ($752 million after taxes and minority interest), including an $892 million charge before taxes and minority interest ($606 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves. Also included are a net pre-tax charge of $629 million ($587 million after taxes) related to dispositions and asset impairments of businesses held for sale, a $42 million pre-tax charge ($28 million after taxes) for Champion merger integration costs, and a $17 million pre-tax credit ($11 million after taxes) for the reversal of excess 2000 and 1999 restructuring reserves.

share of Compania de Petroleos de Chile (COPEC), an extraordinary loss of $460 million before taxes ($310 million after taxes) related to the impairment of the Zanders and Masonite businesses, an extraordinary gain before taxes and minority interest of $368 million ($183 million after taxes and minority interest) related to the sale of Bush Boake Allen, an extraordinary loss of $5 million before taxes and minority interest ($2 million after taxes and minority interest) related to Carter Holt Harvey’s sale of its Plastics division, and an extraordinary pre-tax charge of $373 million ($231 million after taxes) related to impairments of the Argentine investments and the Chemical Cellulose Pulp and the Fine Papers businesses.

(l)       Includes an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of the Masonite business and the divestiture of the Petroleum and Minerals assets, and a charge of $25 million before taxes and minority interest ($16 million after taxes and minority interest) for the cumulative effect of a change in accounting for derivatives and hedging activities.

2000:

(m)     Includes restructuring and other charges of $949 million before taxes and minority interest ($589 million after taxes and minority interest), including an $824 million charge before taxes and minority interest ($509 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions and a $125 million pre-tax charge ($80 million after taxes) for additional exterior siding legal reserves. Also included are a $54 million pre-tax charge ($33 million after taxes) for merger-related expenses and a $34 million pre-tax credit ($21 million after taxes) for the reversal of reserves no longer required.

(n)      Includes an extraordinary gain of $385 million before taxes and minority interest ($134 million after taxes and minority interest) on the sale of International Paper’s investment in Scitex and Carter Holt Harvey’s sale of its

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	The following table shows the components of net earnings (loss) for each of the last three years:

Executive Summary	In Millions	2004	2003	2002

International Paper benefited from a strong economy in 2004 as demand for paper and packaging products was improved from 2003. Overall average price realizations were up year over year across all our major product lines except for European paper products where a strong Euro attracted imports. Our total industry segment operating profits were up from 2003 reflecting the higher average prices and improved shipments combined with benefits from cost reduction initiatives and a more favorable product mix. These positive effects were partially offset by higher input costs, including wood, energy and chemical costs.

Looking forward to 2005, we expect demand in the first quarter to be somewhat positive, although this is a seasonally slow period for many of our businesses. Overall, demand remains solid in the United States and Europe, with strong order backlogs in our coated papers and bleached board businesses. Containerboard and box orders are also good. Uncoated papers’ backlogs were below prior year levels, but are improving as the first quarter progresses. Our average price realizations for most paper and packaging products began the year well above 2004 levels reflecting the realization of previously announced price increases. Raw material costs, especially wood, polyethylene and chemical costs, are expected to increase in early 2005, although energy costs should be flat compared with the fourth quarter of 2004. In addition, pension and other benefit related costs, plus supply chain expenses are expected to be higher in 2005. However, interest costs will decline due to debt repayments in 2004 and the 2005 first quarter.

Results of Operations

Industry segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Industry segment operating profits are defined as earnings before taxes and minority interest, interest expense, corporate items and corporate special items. Industry segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States. International Paper operates in six segments: Printing Papers, Industrial and Consumer Packaging, Distribution, Forest Products, Carter Holt Harvey, and Specialty Businesses and Other.

	Industry segment operating profits	$2,087	$1,772	$1,887
	Corporate items	(469)	(466)	(253)

	Corporate special items*	(188)	(290)	(586)
	Interest expense, net	(743)	(772)	(785)

	Minority interest	(3)	(63)	(75)
	Income tax benefit (provision)	(206)	113	72

	Discontinued operations	(513)	21	35
	Accounting changes and extraordinary items	–	(13)	(1,175)

	Net earnings (loss)	$(35)	$302	$(880)

*Special items include restructuring and other charges, net losses (gains) on sales and impairments of businesses held for sale, insurance recoveries and reversals of reserves no longer required.

Industry segment operating profits were $315 million higher in 2004 due principally to improved sales volume ($263 million), higher average prices ($201 million), and the effect of cost reduction initiatives, improved operating performance and a more favorable product mix ($186 million), all partially offset by the impact of higher energy and raw material costs ($192 million), lower earnings from land sales ($95 million), the impact of hurricanes in the South ($18 million), and foreign currency translation rates and other items ($30 million).

$1,000

$1,200

$1,400

$1,600

$1,800

$2,000

$2,200

$2,400

Segment Operating Profit
(in millions)

$1,772

$263

$201

$186

$(192)

$(95)

$(18)

$(30)

$2,087

2003

Volume

Price

Cost/
Operations/
Mix

Energy/
Raw
Materials

Land
Sales

Hurricanes

FX/
Other

2004

The principal changes by segment were as follows: Printing Papers’ profits were $119 million higher as increased sales volume, improved sales mix and lower operating and overhead costs more than offset higher energy and raw material costs. Industrial and Consumer Packaging’s profits were up $92 million. Higher average sales prices and volumes, improved product mix, and reduced overhead costs and improved operations more than offset the effect of higher energy and raw material costs. Forest Products’ profit was $73 million higher. Higher average prices for wood products more than offset the effect of lower harvest volumes and lower earnings from land sales.

Corporate items of $469 million net expense in 2004 was slightly higher than the $466 million net expense in 2003, due to higher pension and supply chain initiative costs, increased inventory-related costs and lower gains on energy hedging transactions, offset in part by lower administrative overhead and benefit-related costs.

Corporate special items, including restructuring and other charges, gains/losses on sales and impairments of businesses held for sale, insurance recoveries and reversals of reserves no longer required, declined to $188 million from $290 million in 2003 and from $586 million in 2002. The decline in 2004 reflects lower restructuring charges that relate to excess capacity shutdowns and organizational restructuring programs, and insurance recoveries relating to hardboard siding and roofing matters.

Interest expense, net, decreased to $743 million from $772 million in 2003 and $785 million in 2002. The decline in 2004 compared with both 2003 and 2002 reflects the lower average interest rates from the refinancing of high coupon rate debt, and higher interest income at Carter Holt Harvey.

The income tax provision of $206 million includes a $41 million tax benefit related to 2004 special items. The $113 million income tax benefit in 2003 included $231 million of benefits for special items occurring in 2003. The $72 million benefit in 2002 also reflected adjustments for special tax items.

During 2004, International Paper completed the sale of its Weldwood of Canada Limited business in the fourth quarter and Carter Holt Harvey completed the sale of its Tissue business in the second quarter. As a result of these transactions, the operating results of these businesses and the gain or loss on the sales are reported in discontinued operations for all periods presented.

Accounting changes included a charge of $13 million in 2003 for the adoption of new accounting pronouncements, and a $1.2 billion charge in 2002 for the adoption of the new goodwill accounting standard.

Liquidity and Capital Resources

For the year ended December 31, 2004, International Paper generated $2.4 billion of operating cash flow, up from $1.8 billion in 2003. Capital spending from continuing operations for the year totaled $1.3 billion, or 81% of depreciation and amortization expense. We repaid approximately $900 million of debt during the year, including various higher coupon rate debt, that will result in lower interest charges in future years. Our liquidity position remains strong, supported by approximately $3.2 billion of unused, committed credit facilities that we believe are adequate to meet future short-

term liquidity requirements. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2005 will be to continue to maximize our financial flexibility and preserve liquidity while further reducing future interest expense through the repayment or refinancing of high coupon rate debt, with a target of reducing consolidated debt to approximately $12 billion by the end of 2006.

Critical Accounting Policies and Significant Accounting Estimates

Accounting policies that may have a significant effect on our reported results of operations and financial position, and that can require judgments by management in their application, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pensions and postretirement benefit obligations and income taxes.

Pension expenses for our U.S. plans increased to $111 million in 2004 from $60 million in 2003 due principally to increased amortization of unrecognized actuarial losses and a reduction in the assumed discount rate. A further increase of approximately $100 million is expected in 2005, also due to an increase in the amortization of unrecognized actuarial losses, a further reduction in the assumed discount rate, and a decrease in the expected return on plan assets to 8.50% from 8.75% in 2004. Our pension funding policy continues to be to fully fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). Unless investment performance is negative or changes are made to our funding policy, it is unlikely that any contributions to our U.S. qualified plan will be required before 2007.

Recent Accounting Developments

Several new accounting standards and interpretations were released that are effective in either 2004 or 2005. The revised standard on share-based payment that will be effective in the third quarter of 2005 will require recognition of compensation cost for any outstanding option grants that are unvested at June 30, 2005, as well as reload grants. While the exact impact will depend upon the number of unvested options at that time, this standard could increase compensation expense by approximately $20 million in both 2005 and 2006, with no significant impact in subsequent years. Accounting guidance was also issued addressing accounting and disclosure for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. We have started an evaluation of the effects of this provision, but do not expect to complete this evaluation until the second quarter of 2005.

Legal

Payments relating to exterior siding and roofing class action settlements continue to be in line with projections made in 2002. Federal and state court antitrust cases relating to alleged price fixing in the sale of high-pressure laminates were settled in 2004 for a total of $38.5 million. The Company is defending opt-out cases related to a settled class action brought by purchasers of corrugated sheets and containers. Additional information on these matters is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

Corporate Overview

While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in the United States, Europe and Asia. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, new home construction and repair and remodeling activity, and movements in currency exchange rates. Product prices also tend to follow general economic trends, and are also affected by inventory levels, currency movements and changes in worldwide operating rates. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood fiber and chemical costs, energy costs, salary and benefits costs, including pensions, and manufacturing conversion costs.

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2004, and the major factors affecting these results compared to 2003 and 2002.

Results of Operations

For the year ended December 31, 2004, International Paper reported net sales of $25.5 billion, compared with $24.0 billion in 2003 and $23.9 billion in 2002. International net sales (including U.S. exports) totaled $7.9 billion, or 31% of total sales in 2004. This compares to international net sales of $7.2 billion in 2003 and $6.4 billion in 2002.

Full year 2004 results totaled a net loss of $35 million ($0.07 per share basic and diluted), compared with net income of $302 million ($0.63 per share basic and diluted) in 2003 and a net loss of $880 million ($1.83 per share basic, $1.82 per share diluted) in 2002 and amounts include results of discontinued operations and the cumulative effect of accounting changes.

Earnings from continuing operations in 2004 were $478 million compared with $294 million in 2003 and $260 million in 2002. Earnings in 2004 benefited from higher sales volumes, higher average sales prices, cost reduction initiatives, improved mill operations and lower interest expense. These factors more than offset the negative impacts of increased energy and wood fiber costs, lower earnings from land sales, a higher effective tax rate, increased special charges and the impact of the hurricanes in the South. See Industry Segment Results on pages 17 through 21 for a discussion of the impact of these factors by segment.

$100

$200

$300

$400

$500

$600

$700

$800

Earnings From Continuing Operations
(after taxes, in millions)

$294

$194

$148

$154

$(142)

$(70)

$(35)

$(90)

$(13)

2003

Volume

Price

Costs/
Operations/
Mix

Energy/
Raw
Materials

Land
Sales

Tax

Special
Items

2004

$0

$21

$17

$478

Hurri-
canes

Interest

Minority
Interest/
Other

The following table presents a reconciliation of International Paper’s net earnings (loss) to its operating profit:

operations charge. In the 2004 second quarter, a $90 million after-tax and minority interest discontinued operations gain was recorded from the sale of the Carter Holt Harvey Tissue business. As a result, prior periods operating results have been restated to present the operating results of these businesses as earnings from discontinued operations, including earnings of $108 million in 2004, $21 million in 2003, and $35 million in 2002.

Net earnings for 2003 included after-tax charges of $3 million and $10 million for the cumulative effect of accounting changes for the adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations, respectively.” Results for 2002 included a charge of $1.2 billion after minority interest for the cumulative effect of an accounting change to record the transitional impairment charge for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Income Taxes

The income tax provision for 2004 was $206 million, or 28% of pretax earnings from continuing operations before minority interest. This included a $41 million tax benefit related to special items. Excluding the impact of special items, the tax provision was $247 million, or 26% of pre-tax earnings before minority interest.

While the Company reported pre-tax income in 2003, a net income tax benefit was recorded reflecting decreases totaling $231 million in the provision for income taxes for special items. These included a $13 million reduction in the fourth quarter ($26 million before minority interest) for a favorable settlement with Australian tax authorities of net operating loss carryforwards, a $60 million reduction in the third quarter reflecting a favorable revision of estimated tax accruals upon filing the 2002 Federal income tax return and increased research and development credits, and a $50 million reduction in the second quarter reflecting a favorable tax audit settlement and benefits from a government sponsored overseas tax program in Italy. Excluding the year-to-date tax effects of special items, the effective tax rate for 2003 was 20%.

The net tax benefit in 2002 reflects the reversal of the assumed stock-sale tax treatment of the 2001 fourth-quarter write-down to net realizable value of the assets of Arizona Chemical upon the decision to discontinue sale efforts and to hold and operate this business in the future, and a $46 million fourth-quarter adjustment of deferred income tax liabilities for the effects of state tax credits and the taxability of the Company’s operations in various state tax jurisdictions.

In millions	2004	2003	2002

Net Earnings (Loss)	$(35)	$302	$(880)
Add back (deduct):
Discontinued operations:
Earnings from operations	(108)	(21)	(35)
Loss on sales or impairments	621	–	–
Cumulative effect of accounting changes	–	13	1,175

Earnings From Continuing Operations	478	294	260
Add back (deduct): Income tax provision (benefit)	206	(113)	(72)
Add back: Minority interest expense, net of taxes	62	111	118

Earnings From Continuing Operations Before Income Taxes and Minority Interest	746	292	306
Interest expense, net	743	772	785
Minority interest included in operations	(59)	(48)	(43)
Corporate items	469	466	253
Special items:
Restructuring and other charges	211	298	695
Insurance recoveries	(123)	–	–
Net losses (gains) on sales and impairments of businesses held for sale	135	32	(41)
Reversals of reserves no longer required, net	(35)	(40)	(68)

	$2,087	$1,772	$1,887

Industry Segment Operating Profit
Printing Papers	$579	$460	$545
Industrial and Consumer Packaging	543	451	551
Distribution	87	80	91
Forest Products	793	720	641
Carter Holt Harvey	47	38	41
Specialty Businesses and Other	38	23	18

Total Industry Segment Operating Profit	$2,087	$1,772	$1,887

Discontinued Operations and Cumulative Effect of Accounting Changes

In the third quarter of 2004, International Paper entered into an agreement to sell its Weldwood of Canada Limited (Weldwood) business. The Company completed the sale in the fourth quarter for approximately $1.1 billion. As a result of the sale, a $323 million pre-tax loss on the sale was recorded ($711 million after taxes) as a discontinued

Corporate Items and Interest Expense

Minority interest expense, net of taxes, decreased to $62 million in 2004 compared with $111 million in 2003 and $118 million in 2002. The decreases in 2004 and 2003 reflect a reduction in minority interest related to preferred securities that were replaced by debt obligations in the second half of 2003. This decrease was partially offset in 2004 by higher earnings at Carter Holt Harvey.

Interest expense, net, decreased to $743 million compared with $772 million in 2003 and $785 million in 2002. The decline reflects lower interest rates from the refinancing of high coupon debt, the impact of interest rate swaps, and, in 2004, higher interest income from Carter Holt Harvey, net of the additional expense of $36 million for the preferred debt securities discussed above.

For the twelve months ended December 31, 2004, corporate items totaled $469 million compared with $466 million of expense in 2003 and $253 million in 2002. The increased expense in 2004 compared with 2003 is due to higher pension, inventory-related and supply chain initiative costs, and lower gains on energy hedging transactions, offset in part by reduced administrative overhead costs. Higher pension, inventory-related and supply chain costs were also factors in 2003 as compared with 2002, which also included income from an insurance company demutualization and foreign exchange gains.

Our supply chain project, begun in late 2002, is a corporate- wide initiative to improve customer service capabilities and implement “best practice” supply chain business processes for order management, supply and demand planning, product scheduling and tracking, transportation and warehousing, and procurement. Expenses related to this program in 2005, should be approximately $100 million above the 2004 level of $84 million. The associated benefits are reflected in business earnings as the programs are implemented.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for opportunities for improvement. These evaluations are targeted to (a) focus our portfolio on our core businesses of paper, packaging and forest products, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they will achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144.

In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. As this profit improvement initiative is ongoing, it is possible that additional charges and costs will be incurred in future periods should such triggering events occur.

2004: During 2004, restructuring and other charges before taxes and minority interest of $211 million ($124 million after taxes and minority interest) were recorded. These charges included a $74 million charge before taxes and minority interest ($43 million after taxes and minority interest) for organizational restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt retirement costs, a $35 million charge before minority interest ($18 million after minority interest) for a goodwill impairment charge, and a $10 million charge before taxes ($6 million after taxes) for a litigation settlement. Also in 2004, a $123 million credit before taxes ($76 million after taxes) was recorded for insurance recoveries related to the hardboard siding and roofing litigation, and a $35 million credit before taxes and minority interest ($22 million after taxes and minority interest) was recorded for the net reversal of restructuring reserves no longer required.

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

Net Losses (Gains) on Sales and Impairments of Businesses Held for Sale

Net losses (gains) on sales and impairments of businesses held for sale totaled $135 million in 2004, $32 million in 2003 and ($41) million in 2002 before taxes and minority interest. The principal components of these gains/losses were:

2004: In December 2004, International Paper committed to plans for the sale in 2005 of its Fine Papers business and its Maresquel mill and Papeteries de France distribution business in Europe, resulting in charges of $56 million before taxes ($54 million after taxes) to write down the assets of these entities to their estimated fair values less costs to sell. In October 2004, International Paper sold two box plants located in China, resulting in a pre-tax loss of $14 million ($4 million after taxes). Also in the fourth quarter, a $9 million loss before taxes ($6 million after taxes) was recorded to adjust gains/losses of businesses previously sold.

In the 2004 third quarter, a charge of $38 million before and after taxes was recorded for losses associated with the sale of Scaldia Papier B.V. and its subsidiary Recom B.V. ($34 million) and to adjust the estimated loss on sale of Papeteries de Souche L.C. ($4 million).

In the 2004 second quarter, a charge of $27 million before and after taxes was recorded to write down the assets of Papeteries de Souche L.C. to their estimated realizable value.

In the 2004 first quarter, a pre-tax gain of $9 million ($6 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

In addition, the 2004 second quarter included a loss of $9 million before taxes and minority interest ($5 million after taxes and minority interest) to write down the assets of Food Pack S.A. to their estimated realizable value, of which $4 million was included in the Packaging segment, $3 million was included in the Carter Holt Harvey segment and $2 million was included in Minority interest.

2003: In the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value. In addition, a $13 million pre-tax gain

($8 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

A pre-tax charge of $1 million ($1 million after taxes) was recorded in the 2003 third quarter to adjust previously estimated gains/losses of businesses previously sold.

In the second quarter of 2003, a $10 million pre-tax charge ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

2002: In the fourth and third quarters of 2002, International Paper recorded $10 million and $3 million of pre-tax credits ($4 million and $1 million after taxes, respectively), to adjust estimated accrued costs of businesses previously sold.

During the second quarter of 2002, a net gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale in April 2002 of International Paper’s oriented strand board facilities to Nexfor Inc. for $250 million, and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale.

The impairment charge recorded for Arizona Chemical in the fourth quarter of 2001 included a tax expense based on the form of sale being negotiated at that time. As a result of the decision in the second quarter of 2002 to discontinue sale efforts and to hold and operate Arizona Chemical in the future, this provision was no longer required. Consequently, special items for the second quarter of 2002 include a gain of $28 million before taxes and minority interest, with an associated $96 million benefit after taxes and minority interest.

Industry Segment Operating Profit

Industry segment operating profits of $2.1 billion were higher than the $1.8 billion in 2003 and the $1.9 billion in 2002. The higher profit in 2004 was principally due to improved sales volumes ($263 million), higher average sales prices ($201 million), and cost reduction initiatives and a more favorable product mix ($186 million), all partially offset by higher energy and raw material costs ($192 million), lower earnings from land sales ($95 million), the impact of hurricanes in the South ($18 million) and unfavorable foreign currency exchange rates ($30 million). In 2003, industry segment operating profits declined slightly as compared with 2002 principally due to higher energy and raw material costs ($275 million) and lower average prices ($85 million), partially offset by the effect of cost reduction initiatives, improved operating performance and a more favorable product mix ($245 million).

The rationalization and realignment program announced in 2003 was completed during 2004. The program announced in July 2003 targeted significant additional reductions in overhead costs and included the elimination of approximately 3,000 salaried positions in the United States. We are currently engaged in a customer-driven, company-wide supply chain initiative that will enhance International Paper’s customer relationships and standardize processes while improving overall company profitability. Ultimately, the initiative will provide the foundation upon which to build improved customer value propositions while enabling International Paper to become increasingly competitive.

International Paper experienced an improving business environment during 2004 as higher sales volume and average prices reflected a steadily improving economy. Demand for our paper and packaging products was stronger resulting in only about 70,000 tons of market related downtime in our mill system compared with 590,000 tons in 2003. Our focus on operational performance and improvements to our internal cost structure and product mix helped mitigate the impact of increased raw material and energy costs. Looking forward to 2005, we anticipate a seasonally slow start in the first quarter as wood and chemical costs continue to be high with further increases expected early in the year. Earnings in 2005 should benefit from increased price realizations and improved demand for our products. We believe that the actions taken over the last few years to restructure our operations and eliminate excess manufacturing capacity, to reduce overhead costs, and to focus on our customer relationships will favorably position International Paper as market conditions continue to improve.

Description of Industry Segments

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments, except for Carter Holt Harvey, are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. The Carter Holt Harvey business includes the results of multiple Forest Products businesses.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and bristols.

Uncoated Papers: This business produces papers for use in desktop and laser copiers and digital imaging printing as well as in advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail publications. Uncoated Papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Fine papers are used in high-quality text, cover, business correspondence and artist papers. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Great White, Strathmore, Ballet, Beckett and Rey. The mills producing uncoated papers are located in the United States, Scotland, France, Poland and Russia. These mills have uncoated paper production capacity of approximately 5.3 million tons annually.

Coated Papers: This business produces coated papers used in a variety of printing and publication end uses such as catalogs, direct mailings, magazines, inserts and commercial printing. Products include coated free sheet, coated groundwood and supercalendered groundwood papers. Production capacity in the United States amounts to approximately 2.0 million tons annually.

Market Pulp: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, southern softwood pulp, as well as northern, southern, and birch hardwood pulps. These products are produced in the United States, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.6 million tons.

Brazilian Paper: Brazilian operations function through International Paper do Brasil, Ltda and subsidiaries, that own or manage 1.2 million acres of forestlands in Brazil. Our annual production capacity in Brazil is approximately 685,000 tons of coated and uncoated papers. Our uncoated papers are primarily sold under the brand name Chamex. The Company also operates a wood chip business that sells eucalyptus and pine chips on a global basis.

Industrial and Consumer Packaging

Industrial Packaging: With production capacity of about 4.7 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Over one-third of our production consists of specialty grades, such as BriteTop. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 70 U.S. container plants. In Europe, our operations include one recycled containerboard mill in France and 23 container plants in France, Ireland, Italy, Spain and the United Kingdom. Global operations also include facilities in Chile, Turkey and China. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. We have the capacity to produce approximately 600,000 tons of kraft paper each year for use in multi-wall, retail bags and saturated kraft. We manufacture lightweight and pressure sensitive papers and converted products in four domestic facilities and one in the Netherlands with an annual capacity of 375,000 tons. These products are used in applications such as pressure sensitive labels, food and industrial packaging, industrial sealants and tapes, and consumer hygiene products.

Consumer Packaging: International Paper is the world’s largest producer of solid bleached sulfate packaging board with annual U.S. production capacity of about 1.8 million tons. On a global basis, our businesses work closely with our customers to understand their needs and create profitable business opportunities sourced from our broad base of packaging solutions: substrates and barrier board technologies combined with our printing expertise, graphics and structural design, filling equipment and service, Smart Packaging and marketing services. All are tailored to create packaging that appeals to consumers while building customer brand equity. Our Everest, Fortress and Starcote brands are used in packaging applications for everyday products such as juice, milk, food, cosmetics, pharmaceuticals, computer software and tobacco products. Approximately 33% of our bleached board production is converted into packaging products in our own plants. Our Beverage Packaging business, made up of 17 facilities worldwide, offers complete packaging systems. From paper to filling machines, using proprietary technologies including Tru-Taste brand barrier board technology for premium long-life juices, our expertise is utilized to produce creative customer solutions and value. Shorewood Packaging Corporation utilizes emerging technologies in its 17 facilities worldwide to produce world-class packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals. The Foodservice business offers cups, lids, bags, food containers and plates through four domestic plants and four international facilities.

Distribution

Through xpedx, our North American merchant distribution business, we service the commercial printing market with printing papers and graphic art supplies, high traffic/away- from-home markets with facility supplies, and various manufacturers and processors with packaging supplies and equipment. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 136 warehouse locations and 148 retail stores in the United States and Mexico.

Forest Products

Forest Resources: International Paper owns or manages approximately 6.8 million acres of forestlands in the United States, mostly in the South. All lands are independently third- party certified under the operating standards of the Sustainable Forestry Initiative (SFI®). In 2004, these forestlands supplied about 23% of the wood fiber requirements of our other businesses. Our forestlands are managed as a portfolio to optimize the economic value to our shareholders. Principal revenue-generating activities include the sale of trees for harvest, the sale of forestlands to investment funds and other buyers for various uses, real estate development, and the leasing of our properties for third-party recreational and commercial uses. The mix of these activities varies based on the fiber requirements of our mills and wood products plants, prevailing stumpage prices, supply and demand for forestlands, and market preferences for timber and forestlands. When stumpage prices are depressed relative to land values, forestland sales tend to comprise a larger part of our portfolio mix. Conversely, when stumpage prices are high, stumpage sales may be the best alternative to maximize the value of our forestland holdings.

Wood Products: International Paper owns and operates 25 plants producing lumber, plywood, engineered wood products and utility poles in the southern United States. Through these, we produce approximately 2.5 billion board feet of lumber and 1.6 billion square feet of plywood annually. On December 31, 2004, International Paper sold its wholly-owned subsidiary Weldwood of Canada Limited (Weldwood) to West Fraser Timber Company Limited. During our ownership, Weldwood operated 10 plants in the Canadian provinces of British Columbia and Alberta, which produced about 1.3 billion board feet of lumber and 495 million square feet of plywood annually. Prior to the sale, we had harvesting rights on 10.2 million acres of government-owned forestlands in Canada through licenses and forest management agreements.

Carter Holt Harvey

Carter Holt Harvey is approximately 50.5% owned by International Paper. It is one of the largest forest products companies in the Southern Hemisphere, with operations in New Zealand, Australia and Asia. Sales consist of approximately 46% in New Zealand, 36% in Australia and 18% in Asia and elsewhere. Carter Holt Harvey’s major businesses include:

Forests, including ownership of 785,000 acres of predominantly radiata pine plantations that currently yield 5.5 million tons of logs annually. Long term sustainable yield of the estate is about 8.5 million tons of logs annually.

Wood Products, including about 467 million board feet of lumber capacity, 90 million square feet of laminated veneer lumber production and about 1,072 million square feet of plywood and panel production, including approximately 205 million square feet from Plantation Timber Products in China acquired in 2004. Carter Holt Harvey is the largest Australasian producer of lumber, plywood, panels and laminated veneer lumber.

Pulp, Paper and Packaging, with overall capacity of more than 1.1 million tons of annual linerboard and pulp capacity at four mills, Carter Holt Harvey is New Zealand’s largest manufacturer and marketer of pulp and paper products. These supply 65% of the needs of their packaging plants which produce corrugated boxes, cartons and paper bags, with a focus on horticulture and primary produce.

Specialty Businesses and Other

Chemicals: Arizona Chemical is a leading producer of oleo chemicals and specialty resins based on crude tall oil, byproducts of the wood pulping process. These products, used in adhesives and inks, are made at 13 plants in the United States and Europe.

European Distribution: International Paper sold Scaldia on August 31, 2004. Prior to the sale, European Distribution consisted of Papeteries de France and Scaldia and served markets in France, Belgium and the Netherlands.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

Industry Segment Results

Printing Papers

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated free sheet products, with changes in white-collar employment levels that affect the usage of copy and laser printer paper. These products are further affected by changes in currency rates that can enhance or disadvantage producers in different geographic regions. Principal cost drivers include manufacturing efficiency and raw material, transportation and energy costs.

Printing Papers net sales for 2004 increased 5% from 2003 and 2002. Operating profits in 2004 were 26% higher than in 2003 and 6% higher than in 2002. Earnings in 2004 compared with 2003 improved across all Printing Papers businesses. Higher sales volumes ($130 million), improved mill operations and lower overhead costs ($90 million) and a more profitable product mix ($20 million) contributed to the earnings increase, although these effects were partially offset by higher raw material and energy costs ($90 million) and lower average prices in Europe which more than offset higher average prices in the United States ($30 million). Compared with 2002, higher 2004 earnings in the Brazilian Papers and Market Pulp businesses were partially offset by lower earnings in both the Uncoated and Coated Papers businesses. The Printing Papers segment took 525,000 tons of downtime in 2004, including 65,000 tons of lack-of-order downtime to align production with customer demand. This compared with 750,000 tons of downtime in 2003, of which 335,000 tons related to lack of orders. Printing Papers

In millions	2004	2003	2002

Sales	$7,635	$7,245	$7,265
Operating Profit	$579	$460	$545

Uncoated Papers sales were $4.9 billion in 2004, up 4% from 2003 and 2% from 2002. Operating profits rose 11% compared with 2003, but were 18% lower than 2002.

In the United States, our average price realizations improved steadily during 2004 compared with 2003 and ended the year higher than in either 2003 or 2002. On average, prices were up 1% in 2004 compared with 2003 and 2002. The improving economic environment in 2004 resulted in stronger demand, particularly in the commercial printing and converting markets, as sales volumes rose 4% and 2% compared with 2003 and 2002, respectively. In addition to higher average sales prices and improved shipments, improved mill operations also had a positive impact on 2004 earnings. These positive factors were partially offset by higher input costs, particularly for wood and energy costs. The business was also adversely impacted by higher transportation costs in 2004 compared with 2003 and the impact of hurricanes in the South. The earnings decline in 2004 compared with 2002 was due principally to higher wood and energy costs offset somewhat by an increase in shipments and lower overhead costs as a result of our cost reduction initiatives.

Average prices in our European operations declined throughout most of 2004 as a strong Euro made Western Europe a more attractive market for imports, putting pressure on prices. Average prices were down 8% and 17% as compared with 2003 and 2002, respectively. European sales volumes rose 5% in 2004 compared with 2003 and 6% versus 2002. Earnings in Eastern Europe in 2004 were higher than in 2003, but were more than offset by the earnings decline in the West. Overall, lower average prices and higher wood and energy costs offset the favorable effects of higher sales volumes, a better mix of products sold and improved mill operations.

Coated Papers sales were $1.5 billion in 2004, compared with $1.4 billion in 2003 and $1.5 billion in 2002. Although the business reported an operating loss for the year, a profit was recorded for the second half of 2004. The improvement in earnings in 2004 compared with 2003 was driven by lower overhead costs, improved mill operations and higher sales prices for our products. These positive factors, combined with improved product sales mix, more than offset the impact of higher energy and wood costs. Average prices in 2004 were up versus 2003 and 2002 due to price increases effective in the second half of 2004. Sales volume was up about 4% in 2004 versus 2003 but down about 2% from 2002.

Market Pulp sales from our U.S. and European facilities totaled $661 million in 2004 compared with $571 million and $520 million in 2003 and 2002, respectively. In 2004, the business reported an operating profit, after incurring losses in 2003 and 2002, as higher average price realizations and sales volumes, lower overhead costs, and improved mill operations more than offset increases in raw material costs. Our U.S. pulp prices improved steadily through the 2004 third quarter, then declined slightly during the fourth quarter, but ended the year about 6% higher than 2003 and 21% higher than 2002. U.S. pulp volumes were strong in the fourth quarter and ended the year 5% higher than in 2003 and 4% higher than in 2002 reflecting increased global demand, primarily in Asia. European pulp volumes decreased 12% and 3% compared with 2003 and 2002, respectively. The negative effects of these lower volumes and higher wood costs were partially offset by the benefits from average price realizations, which were 3% and 18% higher than in 2003 and 2002, respectively.

Brazilian Paper sales were $592 million in 2004 compared with $540 million in 2003 and $440 million in 2002. The increase compared with 2003 reflects increased sales volume for uncoated papers and a doubling of wood chip operations in the North. The effect of currency translation, as the Real appreciated 8% versus the U.S. dollar, was another factor in the increased reported U.S. dollar sales. Uncoated paper pricing in Reals in 2004 declined 9% versus 2003, while coated paper prices were down 3%. Operating profits in 2004 were up 13% and 28% from 2003 and 2002, respectively. The earnings improvement in 2004 reflected the increased shipments and operational improvements, partially offset by higher transportation, energy and chemical costs and lower average prices.

As 2005 begins, the outlook for Printing Papers is positive as our previously announced price increases have been fully implemented. Demand for both coated papers and pulp is strong. Uncoated papers’ backlogs were below prior year levels, but are improving as the first quarter progresses. Further strengthening is expected in customer demand as improving economic conditions lead to increased employment and higher demand. We expect continued high costs for wood fiber and raw materials such as caustic soda, although energy prices should stabilize. We will continue our focus on further improvements in manufacturing efficiency and overall cost structure.

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

Industrial and Consumer Packaging net sales for 2004 were 12% and 14% higher than 2003 and 2002, respectively. Operating profits in 2004 were 20% higher than 2003 but were down 1% from 2002. Increased volume ($95 million), higher price realizations ($40 million), improved mill operations and reduced overhead costs ($35 million), and a more favorable mix of products sold ($20 million) contributed to the improved earnings in 2004 compared with 2003. These benefits were partially offset by increased raw material and transportation costs ($100 million). The segment took 210,000 tons of downtime in 2004, including only 5,000 tons of lack-of-order downtime to balance internal supply with customer demand, compared to a total of 400,000 tons in 2003, of which 255,000 tons were market related.

Industrial and Consumer Packaging

In millions	2004	2003	2002

Sales	$7,470	$6,670	$6,530
Operating Profit	$543	$451	$551

Industrial Packaging net sales for 2004 totaled $4.9 billion, compared with $4.2 billion in 2003 and $4.1 billion in 2002. Our average containerboard prices were up about 9%, specialty papers prices were up about 5% and U.S. box prices were up about 2% compared to 2003; however, container prices in Europe were down about 3% on a constant dollar basis. Operating profits increased 43% from 2003 and 25% from 2002. Increased prices, higher containerboard and U.S. converting shipments, a more favorable mix, mill operating improvements, and lower overhead costs were partially offset by raw material and transportation cost increases. U.S. converting shipments were up about 7% from 2003 for the Company’s ongoing operations, and were up about 19% including the additional contributions from the acquisition of Box USA in July 2004. A slight increase in demand for International Container coupled with operational cost reduction efforts more than offset the decrease in price so that operating results improved 4%. In 2004, the Industrial Packaging business took 5,000 tons of market related downtime compared to 245,000 tons in 2003, reflecting the improved market conditions.

Entering 2005, additional favorable price effects are expected to continue. Synergies associated with the Box USA acquisition will benefit 2005 through both volume improvements and cost reductions. The implementation of a new operating model at our mills, representing the first phase of our supply chain project, will result in some efficiency improvements and cost savings in 2005. The European operating results are expected to improve as a result of targeted market growth and cost reduction initiatives.

Consumer Packaging 2004 net sales of $2.6 billion were up compared to the 2003 and 2002 sales of $2.5 billion each. Our average prices in 2004 increased about 1% for bleached board over 2003, and were up about 4% for the beverage and foodservice converting businesses. The higher prices reflect the pass-through of higher raw material costs, although this continues to be tempered by competitive pressures. Our bleached board mills operated with no market-related downtime in 2004, with shipments up 10% over the prior year. Operating profits in 2004 declined 12% from 2003 and 34% from 2002 as improved pricing and favorable operations in the mills did not overcome the impact of cost increases in raw materials, especially wood, energy and resin. During 2004, manufacturing improvement, rationalization and organizational restructuring plans were implemented throughout this business to reduce costs and improve market alignment.

Improved price realizations are expected to continue into 2005 as the market remains strong; however, raw material costs for wood and resin are expected to be negative factors. Capital improvements and cost reduction efforts made in 2004 will benefit operating results in 2005.

Distribution

Our Distribution business, including xpedx, markets a diverse array of products and services to customers in many business segments, including commercial printing, manufacturing and building services. Distribution’s customer demand is sensitive to changes in general economic conditions. Sales to commercial printers are heavily dependent on the levels of corporate advertising and promotional spending. In addition, efficient customer service, cost-effective logistics, and controlled working capital management are key factors in this segment’s profitability.

and cost containment initiatives drove the 2004 earnings improvement. The sales growth reflects rising prices for paper and tissue products and for packaging products. Also contributing to the sales growth were the addition of new national retail accounts to Distribution’s customer portfolio and brisk demand from commercial printers. Reduction in operating costs continued in 2004 as the business consolidated facilities and rationalized its information systems. Since 2002, Distribution has reduced its work force 38% through actions related to consolidations and system efficiencies.

The outlook for 2005 is favorable. Our average prices are expected to remain at or above 2004 levels, and additional market penetration is planned through new initiatives in the printing and manufacturing segments. Additional improvement is expected from programs to further reduce operating costs.

Forest Products

Forest Products manages approximately 6.8 million acres of forestlands in the United States, and operates wood products plants in the United States that produce lumber, plywood, engineered wood products and utility poles. Forest Resources’ operating results are largely driven by demand and pricing for softwood sawtimber, and to a lesser extent for softwood pulpwood, by the volume of merchantable timber on Company forestlands, and by demand and pricing for specific forestland tracts offered for sale. Wood Products operating results are driven by new housing starts and repair and remodeling activity. Fiber costs are a major factor in Wood Products’ profitability.

Forest Products net sales for 2004 were about even with 2003, but were 5% lower than in 2002. Operating profits in 2004 were 10% and 24% higher than in 2003 and 2002, respectively. Earnings in 2004 reflected continued strong contributions from the U.S. Wood Products business, primarily as a result of higher average plywood and lumber prices ($180 million) and improved mix of products sold ($20 million). Lower earnings from forestland and real estate sales ($95 million) and from reduced Forest Resources' harvest volumes ($15 million), combined with higher raw material costs ($15 million) to partially offset the impact of these higher prices.

Distribution				Forest Products

In millions	2004	2003	2002	In millions	2004	2003	2002

Sales	$6,065	$5,860	$5,990	Sales	$2,395	$2,390	$2,525
Operating Profit	$87	$80	$91	Operating Profit	$793	$720	$641
Distribution’s 2004 net sales increased 3% from 2003 and 1% from 2002. Operating profits in 2004 were 9% higher than 2003, but were 4% lower than 2002. Sales revenue increases				Forest Resources sales in 2004 were $900 million compared with $1.1 billion in 2003 and $1.2 billion in 2002. Operating profits in 2004 were 16% lower than in 2003 and

19% lower than in 2002 principally due to lower stumpage and forestland sales.

Gross margins from stumpage sales and recreational income were $281 million in 2004 compared with $268 million in 2003 and $324 million in 2002. Harvest volumes declined 8% in 2004, compared with 2003, and 14% from 2002, reflecting a lower inventory of mature sawtimber in 2004. Sawtimber prices were flat compared to 2003 and down 11% compared to 2002. Gross margins from forestland sales were $315 million in 2004 as compared with $462 million in 2003 and $461 million in 2002, reflecting a lower number of acres sold, partially offset by higher average per-acre sales realizations. Operating expenses increased to $178 million in 2004 from $157 million in 2003 due primarily to higher information systems costs. Operating expenses for 2004 decreased from $190 million in 2002 reflecting the impact of restructuring and cost reduction actions. Operating profits for the Real Estate division, which sells higher-use properties, were $124 million, $71 million and $75 million in 2004, 2003 and 2002, respectively. International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk-sale basis, as well as sales of timberlands.

For 2005, our harvest is projected to decline due to a lower inventory of mature timber. In future years, harvests are expected to increase as timber tracts mature and the benefits of higher yield-per-acre initiatives are realized. Average first quarter 2005 southern pine pulpwood, pine sawtimber, and hardwood pulpwood prices are expected to remain close to fourth quarter 2004 levels. Forestland sales will continue to be dependent upon various factors including tract location and the level of investor interest.

Wood Products sales in the United States in 2004 of $1.5 billion were up about 15% from both 2003 and 2002. Operating profits in 2004 were about three times higher than in 2003. The business had recorded a net operating loss in 2002. Substantially higher average prices more than offset the effects of increased raw material costs. Average plywood prices rose 22% above 2003 levels and were 43% higher than 2002. Plywood sales volumes in 2004 were slightly higher than 2003 and 2002. Average prices for lumber were up 11% and 13% in 2004 compared with 2003 and 2002, respectively. Lumber sales volumes were up 5% in 2004 versus 2003 and about even with 2002. In 2004, log costs were up 2.5% versus 2003, negatively impacting both plywood and lumber profits. Lumber and plywood operating costs were also negatively impacted by substantially higher raw material and natural gas costs versus both 2003 and 2002.

Looking ahead to 2005, robust housing starts in the fourth quarter of 2004, combined with low inventory in the distribution chain, should translate into continued strong lumber and plywood demand in the first half of 2005. However, an expected slowing in housing starts and higher interest rates in the second half of 2005 could put downward pressure on pricing in the second half of 2005. The lower tariff rate on Canadian lumber imports announced in December may result in higher lumber imports and increased pressure on pricing. However, a weaker U.S. dollar could partially offset this impact.

Carter Holt Harvey

Carter Holt Harvey, International Paper’s approximately 50.5% owned subsidiary operating principally in New Zealand and Australia, is in many of the same businesses as International Paper, and is thus affected by many of the same economic factors as our other segments. Additionally, Carter Holt Harvey’s reported operating results are sensitive to changes in currency exchange rates, especially changes in the New Zealand dollar versus the U.S. dollar since most operating costs are New Zealand dollar denominated while a large portion of its export sales are denominated in U.S. dollars. Demand for its wood products is largely driven by housing and remodeling activity in Australia and New Zealand.

Carter Holt Harvey

In millions	2004	2003	2002

Sales	$2,190	$1,820	$1,540
Operating Profit	$ 47	$ 38	$ 41

Carter Holt Harvey’s 2004 U.S. dollar net sales and operating profits were about 20% higher than 2003, due mainly to favorable U.S. dollar translation rates. Net sales for 2004 in New Zealand dollars were up 3% compared with 2003. Operating profit for 2004 in New Zealand dollars was down 5% versus 2003, principally due to higher pension and benefit-related costs.

Earnings for Forests in 2004 were down compared with 2003 as the strong New Zealand dollar and increased freight costs negatively impacted price realizations. As a result of the lower realizations, harvest volumes were reduced by 13%. Wood Products earnings were down in 2004 versus 2003, largely due to an unfavorable mix of products sold and higher input costs, somewhat mitigated by improved sales volumes in New Zealand building distribution and the laminated veneer lumber businesses. Pulp and Papers’ 2004 earnings were ahead of 2003, which was impacted by a three-month labor strike at the Kinleith mill, reflecting record production by two key mills in 2004. Packaging’s 2004 earnings were up versus 2003. Lower production costs and benefits from productivity and business restructuring programs contributed to the improved results.

During 2004, Carter Holt Harvey sold its Tissue business. Accordingly, all periods presented have been restated to separately present the operating results of the Tissue business as a discontinued operation excluded from segment operating results.

Market conditions are expected to be challenging in 2005. The New Zealand dollar closed 2004 at its highest ever month-end rate, and should continue to adversely impact New Zealand dollar realizations and shipments into export markets. The log export market is expected to remain difficult, while the housing markets in Australia and New Zealand are expected to remain robust, although down somewhat from 2004 levels. The Company’s total productivity program will continue to contribute to earnings, as will contributions from recently acquired Plantation Timber Products. The planned 2005 acquisitions of the Australian carton business of Wadepack Limited and the structural lumber business of New Zealand based Tenon Limited should also benefit future operating results.

Specialty Businesses and Other

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution and, prior to its closure in 2003, our Natchez, Mississippi Chemical Cellulose Pulp mill. Also included are certain divested businesses whose results are included in this segment for periods prior to their sale (excluding Weldwood and the Carter Holt Harvey Tissue business that are included in discontinued operations).

This segment’s 2004 net sales declined 9% and 23% from 2003 and 2002, respectively. Operating profits in 2004 improved substantially from 2003 and 2002. Both the decline in sales and improved earnings are principally due to lost contributions from businesses previously sold.

Specialty Businesses and Other

businesses were approximately $450 million in 2004 (mainly European Distribution and Decorative Products) compared with $610 million in 2003 (mainly European Distribution, Decorative Products and the Chemical Cellulose Pulp mill), and $860 million in 2002.

Liquidity and Capital Resources

Overview

A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy and raw material costs, do have an effect on operating cash generation, we believe that our strong focus on cost controls has improved our cash flow generation over an operating cycle. As a result, we believe that we are well positioned for continued strong operating cash flow generation as prices and worldwide economic conditions improve.

As part of our continuing focus on improving our return on investment, we have focused our capital spending on those businesses with the best returns and in geographic areas with strong growth opportunities. Spending levels have been kept well below the level of depreciation and amortization charges for each of the last three years, and we anticipate continuing this approach in 2005.

With the low interest rate environment in 2004, financing activities have focused largely on the repayment or refinancing of higher coupon debt, resulting in a net reduction in debt of approximately $900 million in 2004. An additional $750 million was subsequently repaid as of February 2005. We plan to continue this program, with a target of reducing consolidated debt balances to approximately $12 billion by the end of 2006. Our liquidity position continues to be strong, with approximately $3.2 billion of committed liquidity to cover future cash flow requirements not met by operating cash flows.

Management believes it is important for International Paper to maintain an investment-grade credit rating to facilitate access to capital markets on favorable terms.

Cash Provided by Operations

Cash provided by operations totaled $2.4 billion for 2004, compared with $1.8 billion in 2003 and $2.1 billion in 2002. The major components of cash provided by operations are net income adjusted for primarily non-cash income and expense items and changes in working capital. Also included in 2004 was $242 million representing cash proceeds from the Maine and New Hampshire forestlands transaction (see

In millions	2004	2003	2002

Sales	$1,120	$1,235	$1,455
Operating Profit	$38	$23	$18

Chemicals sales were $670 million in 2004, compared with $625 million in 2003 and $595 million in 2002. Operating profits in 2004 were flat with 2003 and 27% higher than in 2002 as the impact of increased volumes and manufacturing and overhead cost reduction efforts more than offset increased raw material costs and lower average prices compared with 2003.

Other businesses in the above totals include operations that have been sold, closed, or are held for sale, principally the European Distribution business, the oil and gas and mineral royalty business, Decorative Products, Retail Packaging, and the Natchez Chemical Cellulose Pulp mill. Sales for these

Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). Net income adjusted for non-cash items increased $817 million in 2004 compared with 2003. The increase for 2003 over 2002 was $126 million.

Working capital, representing International Paper’s investments in accounts receivable and inventory less accounts payable and accrued liabilities, was $4.4 billion at December 31, 2004. Cash used for working capital components totaled $305 million in 2004, compared with $54 million in 2003 and a $344 million decrease in 2002. The increase in 2004 was principally due to an increase in accounts receivable reflecting higher fourth-quarter sales.

Investment Activities

Capital spending from continuing operations was $1.3 billion in 2004, or 81% of depreciation and amortization as compared to $1.1 billion, or 71% of depreciation and amortization in 2003, and $0.9 billion, or 63% of depreciation and amortization in 2002.

The following table presents capital spending from continuing operations by each of our business segments for the years ended December 31, 2004, 2003 and 2002.

manufacturer, Plantation Timber Products (PTP), for $134 million. PTP is a manufacturer of special medium density fiberboard and flooring products.

On July 1, 2004, International Paper acquired Box USA, one of America’s leading corrugated packaging companies, for approximately $400 million, including the assumption of approximately $197 million of debt.

In December 2002, Carter Holt Harvey acquired Starwood Australia’s Bell Bay medium density fiberboard plant in Tasmania, for $28 million in cash.

Each of the above acquisitions was accounted for using the purchase method. The operating results of these mergers and acquisitions have been included in the consolidated statement of operations from the dates of acquisition.

Financing Activities

2004: Financing activities during 2004 included debt issuances of $3 billion and retirements of $4.5 billion, including repayments of $193 million of debt assumed in the Box USA acquisition in July and $340 million of debt that was reclassified from Minority interest in 2004 prior to repayment. Excluding these repayments, and currency translation effects, the net reduction in debt during 2004 was approximately $900 million.

In December 2004, Timberlands Capital Corp. II, a wholly-owned consolidated subsidiary of International Paper, redeemed $170 million of 4.5% preferred securities. In August 2004, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. Both of these securities had been reclassified from Minority interest to Current maturities of long-term debt prior to their repayment.

Also in August 2004, an International Paper wholly-owned subsidiary issued 500 million of Euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009.

In June 2004, an International Paper wholly-owned subsidiary issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, which refinanced $650 million of long- term debt having an interest rate of LIBOR plus 100 basis points and a maturity date in August 2004. In April 2004, $1.0 billion of 8.125% coupon rate debt was retired using the proceeds from the March 2004 issuance of $400 million of 5.25% notes due in April 2016 and $600 million of 4.00% notes due in April 2010.

In millions	2004	2003	2002

Printing Papers	$590	$482	$393
Industrial and Consumer Packaging	384	293	254
Distribution	5	12	5
Forest Products	126	121	100
Carter Holt Harvey	86	101	69
Specialty Businesses and Other	39	31	36

Subtotal	1,230	1,040	857
Corporate and other	32	54	79

Total from continuing operations	$1,262	$1,094	$936

In addition, capital spending related to businesses sold and held for sale was $66 million, $72 million and $73 million in 2004, 2003 and 2002, respectively.

We expect capital expenditures in 2005 to be about $1.4 billion, or about 83% of depreciation and amortization. Capital allocations will focus on businesses with the best returns, including an upgrade to our Eastover, South Carolina mill, and growth opportunities in Eastern Europe and Brazil where we are conducting a study to evaluate the potential construction of a new mill in Tres Lagoas in the 2007 to 2008 time frame.

Mergers and Acquisitions

On July 2, 2004, Carter Holt Harvey completed the purchase of an 85% interest in a Chinese premium panels

In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired, including all of the outstanding $805 million principal amount of International Paper Capital Trust III 7.875% preferred securities, using the proceeds from the two December 2003 issuances of $500 million each of notes discussed below.

During 2004, Carter Holt Harvey borrowed $425 million under its multi-currency and commercial paper credit facilities at interest rates ranging from 5.5% to 6.8% to be repaid during 2005. Proceeds from the borrowing were used to repay approximately $305 million of 8.875% notes and cross-currency and interest rate swap settlements with a maturity date of December 2004.

In addition to the preceding repayments, various other International Paper borrowings totaling approximately $1.0 billion were repaid in 2004.

Other financing activity in 2004 included the issuance of approximately 3,652,000 treasury shares and 2,333,000 common shares under various incentive plans, including stock option exercises that generated $164 million of cash.

2003: Financing activities during 2003 included debt and preferred security issuances of $2.4 billion and retirements totaling $1.4 billion for a net increase of $1.0 billion, before non-cash adjustments under FIN 46 (see Recent Accounting Developments). The increase reflects the timing of $1 billion of borrowings in December 2003 used to retire approximately $1 billion of debt in early 2004 as discussed above. Other 2003 financing activity included the redemption of $550 million and the issuance of $150 million of preferred securities of International Paper subsidiaries.

In December 2003, $500 million of 4.25% Senior Unsecured Notes due January 15, 2009, and $500 million of 5.50% Senior Unsecured Notes due January 15, 2014, were issued. In January 2004, the proceeds from these issuances were used to redeem $805 million of 7.875% preferred securities of International Paper Capital Trust III that, prior to July 1, 2003, was a subsidiary of International Paper (see Notes 4 and 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The remaining proceeds were used for the repayment or early retirement of other debt.

In March 2003, $300 million of 3.80% notes due in April 2008, and $700 million of 5.30% notes due in April 2015, were issued. The proceeds from these notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper. In the same period, International Paper sold a minority interest in

Southeast Timber, Inc., a consolidated subsidiary of International Paper, to a private investor for $150 million with future dividend payments based on LIBOR. Other financing activity included $26 million for the repurchase of approximately 713,000 shares of International Paper common stock, and the issuance of 2,725,000 treasury shares under various incentive plans, including stock option exercises that generated $80 million of cash.

2002: Financing activities during 2002 included debt issuances of $2.0 billion and retirements of $3.0 billion, for a net debt reduction of $1.0 billion. Debt issuances in 2002 included $1.2 billion of 5.85% Senior Unsecured Notes due in October 2012, the proceeds of which were used to retire most of International Paper’s $1.2 billion of 8.0% notes due July 2003 that were issued in connection with the Champion acquisition. Other financing activity included $169 million for the repurchase of approximately 4,390,000 shares of International Paper common stock, and the issuance of 1,403,000 shares for various incentive plans, including stock option exercises that generated $53 million of cash.

Refinancing of high coupon rate debt in the last three years is one means the Company uses to manage interest expense. Another method is the use of interest rate swaps to change the mix between fixed and variable rate debt. At December 31, 2004, International Paper had entered into interest rate swaps with a total notional amount of $2.2 billion. These swaps reduced 2004 interest expense by $52 million before taxes and minority interest, or 236 basis points, on $2.2 billion of related debt. At December 31, 2004, the swaps reduced the weighted average fixed rate on the debt of 5% to an effective rate of 2.6% with maturities ranging from one to 11 years.

Dividend payments totaled $485 million in 2004, $480 million in 2003 and $482 million in 2002. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

In August 2004, CHH used a portion of the funds generated in connection with the second quarter sale of its Tissue business to repurchase shares from its shareholders, including approximately $158 million that was paid to minority shareholders.

At December 31, 2004 and 2003, cash and temporary investments totaled $2.6 billion and $2.4 billion, respectively. Both balances were higher than normal as they included cash proceeds from the sales of Weldwood of Canada Limited and the Maine and New Hampshire forestlands (2004) and $1 billion of borrowings (2003) that were used in part for the retirement of debt in January of the following year.

Capital Resources Outlook for 2005

International Paper can meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2005 through cash from operations, supplemented as required by its various existing credit facilities. International Paper has approximately $3.2 billion of committed liquidity, which we believe is adequate to cover expected operating cash flow variability during our industry’s economic cycles. This includes $2 billion available under contractually committed bank credit agreements and up to $1.2 billion of available commercial paper-based financings under a receivables securitization program. At December 31, 2004, there were no outstanding borrowings under these agreements. Additionally, multi-currency credit facilities equivalent to NZ$725 million are available for liquidity requirements of our Carter Holt Harvey subsidiary in New Zealand. At December 31, 2004, CHH had approximately NZ$381 million of borrowings under these facilities.

Liquidity could also be enhanced by possible future earnings repatriation decisions associated with the American Jobs Creation Act of 2004. See Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information.

The Company will continue to rely upon debt capital markets for the majority of any necessary funding not provided by operating cash flow or repatriated cash. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. In 2005, the Company will continue to access the capital markets where there are opportunities to replace high coupon debt with new financing instruments at lower interest rates, with a target of reducing consolidated debt to approximately $12 billion by the end of 2006. Accordingly, an additional $750 million of debt was subsequently repaid as of February 2005.

The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. The Company was well within the requirements for compliance with all its debt covenants at December 31, 2004. Principal financial covenants include maintenance of a minimum net worth of $9 billion, defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock, plus any goodwill impairment charges, and a maximum total debt to capital ratio, defined as total debt divided by total debt plus net worth plus the minority interest in CHH, of 60%.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At

December 31, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor’s and Moody’s Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor’s and Moody’s Investor Services of A-3 and P-2, respectively .

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2004 were as follows:

In millions	2005	2006	2007	2008	2009	Thereafter

Total debt	$506	$882	$1,244	$326	$1,326	$10,354
Lease obligations	211	170	141	115	67	214
Purchase obligations (a)	2,723	447	354	337	292	2,700

Total	$3,440	$1,499	$1,739	$778	$1,685	$13,268

(a) The 2005 amount includes $2.1 billion for contracts made in the ordinary course of business to purchase pulpwood, logs and wood chips by Forest Resources and Carter Holt Harvey. The majority of our other purchase obligations are take-or-pay or purchase commitments made in the ordinary course of business related to raw material purchases and energy contracts. Other significant items include purchase obligations related to contracted services.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 132 and 132R, “Employers’ Disclosures About Pension and Other Postretirement Benefits,” and SFAS No. 109, “Accounting for Income Taxes.” The following is a discussion of the impact of these accounting policies on International Paper:

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

Impairment of Long-Lived Assets and Goodwill. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of impairment charges for these assets require the estimation of future cash flows and the fair market value of the related assets.

Pension and Postretirement Benefit Obligations. The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with International Paper’s consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.

Income Taxes. International Paper records its world-wide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax returns. However, where treatment of an item is uncertain, tax accruals are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter, the results of historical negotiated settlements, and the results of consultations with outside specialists. These accruals are recorded in the accompanying consolidated balance sheet in Other liabilities. Changes to the reserves are only made when an identifiable event occurs that changes the probable outcome, such as settlement with relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.

While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

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

Benefit obligations and fair values of plan assets as of December 31, 2004, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets

U.S. qualified pension	$8,015	$6,745
U.S. nonqualified pension	279	–
U.S. postretirement	838	–
Non-U.S. pension	365	255
Non-U.S. postretirement	20	–
The table below shows the assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

2005	2004	2003	2002

Discount rate	5.75%	6.00%	6.50%	7.25%
Expected long-term return on plan assets	8.50%	8.75%	8.75%	9.25%
Rate of compensation increase	3.25%	3.25%	3.75%	4.50%

Additionally, the health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:	100% Pension Fund Rolling Three-Year Performance vs. Peers 1998 1999 2000 2001 2002 2003 2004 Percentile Ranking (100% = Best) 75% 50% 25% 0%

2004	2003	2002

Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2009	2008	2007

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on a yield curve that incorporates approximately 570 Aa-graded bonds. The plan’s projected cash flows are then matched to this yield curve to develop the discount rate.

The expected long-term rate of return on plan assets reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2005 pension expense by approximately $16 million, while a (decrease) increase of .25% in the discount rate would (increase) decrease pension expense by approximately $22 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $4 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

SFAS No. 87, “Employers’ Accounting for Pensions,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 13 years) to the extent that they are not offset by gains and losses in subsequent years. At December 31, 2004, unrecognized net actuarial losses for International Paper’s U.S. pension plans totaled approximately $2.6 billion. While actual future amortization charges will be affected by future gains/losses, amortization of cumulative unrecognized losses as of December 31, 2004 is expected to increase U.S. pension expense by approximately $53 million in 2005, an additional $41 million in 2006, then decreasing expense by $14 million in 2007.

Net periodic pension and postretirement plan expense (income), calculated for all of International Paper’s plans were as follows:

Year	Return	Year	Return	In millions	2004	2003	2002

2004	14.1%	1999	21.4%	Pension expense (income) - U.S. plans (non-cash) (a)	$111	$ 60	$(75)
2003	26.0%	1998	10.0%
2002	(6.7)%	1997	17.2%	Pension expense - non-U.S. plans (b)	44	39	26
2001	(2.4)%	1996	13.3%	Postretirement benefit cost - U.S. plans (a)	53	55	59
2000	(1.4)%	1995	19.9%
The following chart, prepared by International Paper, illustrates the quarterly performance ranking of our pension fund investments compared with approximately 100 other corporate and public pension funds. The peer group, of which International Paper is one, is the “State Street Corporate and Public Master Trusts Universe.”	Postretirement benefit cost - non-U.S. plans (b)	5	5	2

Net expense	$213	$159	$ 12

(a)      Excludes $4.8 million, $10.9 million and $1.0 million of expense in 2004, 2003 and 2002, respectively, for curtailments, settlements and special termination benefits related to divestitures and restructurings that were recorded in Restructuring and other charges and Net losses (gains) on sales and impairments of businesses held for sale in the consolidated statement of operations.

(b)      Excludes $42.7 million of income in 2004 for curtailments and settlements related to divestitures that were recorded in Net losses (gains) on sales and impairments of businesses held for sale in the consolidated statement of operations.

The increase in 2004 U.S. pension expense, and the change in 2003 to net pension expense from income in 2002, were principally due to a reduction in the expected long-term rate of return on plan assets in 2003, and increases in the amortization of unrecognized actuarial losses, with smaller impacts from reductions in the assumed discount rate and the assumed rate of future compensation increases.

For 2005, the Company estimates that it will record net pension expense of approximately $210 million for its U.S. defined benefit plans, with the increase versus 2004 principally reflecting increased amortization of unrecognized actuarial losses over a shorter average remaining service period, a decrease in the assumed discount rate to 5.75% in 2005 from 6.00% in 2004, and a decrease in the expected return on plan assets to 8.50% in 2005 from 8.75% in 2004. The estimated 2005 pension expense for our non-U.S. plans is $32 million, with the decrease from 2004 reflecting the sale of Weldwood. Net postretirement benefit costs in 2005 will decrease by approximately $13 million reflecting the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, partially offset by a decline in the discount rate assumption from 6.00% in 2004 to 5.75% in 2005.

The market value of plan assets for International Paper’s U.S. pension plan at December 31, 2004, totaled approximately $6.7 billion, consisting of approximately 62% equity securities, 27% fixed income securities, and 11% real estate and other assets. Plan assets did not include International Paper common stock.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per IRS tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy to make contributions above the minimum requirements. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $21 million in 2005.

Accounting for Stock Options. International Paper accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper’s options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

During each reporting period, fully diluted earnings per share is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related service period. Had this method of accounting been applied, additional expense of $38 million in 2004, $44 million in 2003, and $41 million in 2002 would have been recorded, decreasing reported earnings (loss) per share by 114% to ($.15) in 2004, 14% to $.54 in 2003, and 5% to ($1.92) in 2002.

Beginning in 2005, U.S. employees will no longer receive stock option awards. Accordingly, the provisions of recently issued SFAS No. 123 (revised 2004), that require compensation costs related to share-based payment transactions to be recognized in the financial statements, will mainly affect only previously issued options that are still outstanding and unvested on the effective date, as well as reload grants. While the exact impact on expense will depend upon the number of remaining unvested options at that time, the adoption of this standard could increase pre-tax compensation expense by approximately $20 million in both 2005 and 2006, with no significant impact in subsequent years.

At December 31, 2004, 45.4 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share. At December 31, 2003, 42.8 million options were outstanding with exercise prices ranging from $29.31 to $69.63 per share.

Income Taxes

Before minority interest, discontinued operations, extraordinary items and the cumulative effect of accounting changes, the effective income tax rates were 28%, (39%) and (24%) for 2004, 2003 and 2002, respectively. These effective tax rates include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2004 was 26% of pre-tax earnings compared with 20% in 2003 and 29% in 2002. The increase in the rate in 2004 reflects a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2005 effective income tax rate will be approximately 33% based on expected earnings and business conditions, which are subject to change.

Recent Accounting Developments

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of each item.

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. This Statement will be effective for International Paper in the third quarter of 2005.

Exchanges of Nonmonetary Assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 153 will not have a material impact on its consolidated financial statements.

Accounting for Income Taxes:

In December 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by

the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than a tax rate reduction.

Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this staff position are included in Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

These FSP’s were effective upon issuance.

Inventory Costs:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. This statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

Accounting for Medicare Benefits:

In May 2004, the FASB issued FSP FAS 106-2 that provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP FAS 106-2 prospectively in the third quarter of 2004. The impact was a reduction of net postretirement benefit cost of approximately $8 million for the last half of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $110 million.

Information about Capital Structure – Contingently Convertible Securities:

In April 2004, the FASB issued FSP FAS 129-1, Disclosure Requirements under FASB Statement No. 129, “Disclosure of Information about Capital Structure,” relating to contingently convertible securities and to their potentially dilutive effects on earnings per share. The FSP required expanded disclosures of the significant terms of the conversion features of these securities to enable users of the financial statements to understand the circumstances of the contingencies and the potential impact of conversion. These additional disclosures are presented for International Paper’s contingently convertible securities in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In October 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force of the FASB that, effective for periods ending after December 15, 2004, contingently convertible securities should be included in the computation of diluted earnings per share regardless of whether or not the market price trigger for issuance of the securities has been met. Furthermore, the calculation of diluted earnings per share for all prior periods presented should be restated to reflect this consensus. At December 31, 2004, International Paper had outstanding $2.1 billion principal amount of zero-coupon convertible senior debentures that are convertible into approximately 20 million shares of common stock subject to certain conditions. Accordingly, the calculation of diluted earnings per common share shown in Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reflects the assumed conversion of these debentures for all periods presented.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation changed existing consolidation rules for certain entities, those in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance the entity’s activities without additional subordinated financial support.

The interpretation applied immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. International Paper neither entered into nor obtained an interest in any VIE’s after January 31, 2003. For VIE’s created before February 1, 2003, this interpretation was effective for the first reporting period ending after December 15, 2003. During December 2003, the FASB issued a revision to FIN 46 (FIN 46(R)) with varying effective dates. International Paper, applied FIN 46(R) to its variable interest entities as of December 31, 2003.

The cumulative effect of adoption of FIN 46(R) amounted to a $3 million charge after taxes.

Financial Instruments with Characteristics of both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. International Paper adopted this standard during the third quarter ended September 30, 2003, with no material effect on the Company’s financial statements.

Costs Associated with Exit or Disposal Activities:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changed the measurement and timing of recognition for exit costs, including restructuring charges, and was effective for activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. It had no effect on charges recorded for exit activities begun prior to December 31, 2002. International Paper adopted this standard effective January 1, 2003, with no material effect on the Company’s financial statements.

Impairment and Disposal of Long-Lived Assets:

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” It established a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadened the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

Asset Retirement Obligations:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year using a credit- adjusted risk-free rate.

International Paper adopted SFAS No. 143 effective January 1, 2003, recording a discounted liability of $22 million, an increase in Property, plant and equipment, net, of $7 million, and a one-time cumulative effect of accounting change charge of $10 million (net of a deferred tax benefit of $5 million).

Legal Proceedings

Environmental Matters

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $99 million was spent in 2004 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $140 million in 2005 for similar capital projects, including the costs to comply with the Environmental Protection Agency’s (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2006 is approximately $121 million, and during the year 2007 is approximately $42 million. The reduced capital forecast for 2007 reflects the reduction in Cluster Rule spending and completion of significant environmental improvement projects in Brazil.

On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2006. The projected costs included in our spending estimate related to the Cluster Rule regulations for the year 2005 are $61 million. Included in this estimate are costs associated with pulp and paper industry combustion source standards that were issued by the EPA on January 12, 2001. Total projected Cluster Rule costs for 2006 through 2007 are $58 million.

The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost requirements to our expenditure forecast.

International Paper has been named as a potentially responsible party in a total of 88 environmental remediation actions under various federal and state laws, including the

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances and upon presently available information, International Paper believes that it has de minimis or no liability with respect to 20 of these sites; that liability is not likely to be significant at 29 sites; and estimates that liability at the remaining 39 sites is likely to be significant, but not material to International Paper’s consolidated financial statements. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these 88 proceedings is approximately $48 million.

In addition to the above 88 proceedings, other remediation costs recorded as liabilities in the balance sheet totaled approximately $37 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements. As of February 2005, there were no other pending judicial proceedings, brought by government authorities against International Paper, for alleged violations of applicable environmental laws or regulations.

Finally, on October 10, 2003, the Company was served with a civil administrative complaint by the EPA seeking a civil penalty of $673,969 based on alleged hazardous waste deficiencies at the Company’s treated pole facility in Joplin, Missouri. In August 2004, the Company and the EPA settled the matter and the Company agreed to pay a penalty in the amount of $86,649 and to perform additional environmental assessments of the facility.

International Paper is involved in other contractual disputes, administrative and legal proceedings and investigations of various types. While any litigation, proceeding or investigation has an element of uncertainty, we believe that the outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial statements.

Litigation

See Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for a detailed discussion of each of the following litigation matters.

Exterior Siding and Roofing Litigation: Three nationwide class action lawsuits filed against International Paper have been settled in recent years. A provision of $450 million was recorded in 2002 to increase existing reserve balances to projected settlement amounts. At December 31, 2004, reserves for these actions totaled $259 million.

Insurance Matters: In connection with one of the exterior siding and roofing actions above, International Paper commenced a lawsuit against certain insurance carriers relating to their refusal to indemnify International Paper and, in the case of one insurance carrier, also for its refusal to provide a defense. In July 2003, a jury determined that $383 million of International Paper’s payments to settle these claims are covered by its insurance policies. International Paper is engaged in further court proceedings to determine each carrier’s allocable share. International Paper is also participating in court-ordered mediation with some of those insurance carriers and has settled its claims with certain other insurance carriers.

In addition, International Paper was involved in a dispute with a third party regarding $100 million paid to International Paper under an alternative risk-transfer agreement. In February 2004, an agreement was reached whereby International Paper agreed to pay the third party a portion of future insurance proceeds as they are recovered by International Paper beginning in 2004, up to a maximum of $95 million.

Antitrust Matters: In 2003, International Paper, along with two other defendants, settled a class action lawsuit alleging that it and other manufacturers of linerboard conspired to fix prices for corrugated sheets and containers during the period October 1, 1993, through November 30, 1995. International Paper’s share of this settlement, with a substantial proportion of the class (which included claims brought against Union Camp acquired by the Company in 1999), was $24.4 million.

In connection with this class action lawsuit, a number of plaintiffs opted out of the class action and filed lawsuits in various federal district courts. These lawsuits, which have been consolidated for pretrial purposes in federal court in Pennsylvania, allege a class period of October 1, 1993 through February 28, 1997.

In addition to the foregoing the Company is a defendant in several other antitrust class actions. One of the matters, relating to the Company’s fiber procurement, has been certified as a class action in the federal court in the District of South Carolina. Another purported class action involves publication papers, and has been recently consolidated for pre-trial purposes in the federal court for the District of Connecticut. Discovery in that case has not yet begun.

The Company is vigorously defending these cases and believes it has valid defenses.

Effect of Inflation

While inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, have an impact on the Company’s operating results, changes in general inflation have had minimal impact on our operating results in the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

Foreign Currency Effects

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Canadian dollar, the New Zealand dollar, the Brazilian real, the Polish zloty and the Russian ruble.

Market Risk

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

The fair value of our debt and financial instruments varies due to changes in market interest and foreign currency rates and commodity prices since the inception of the related instruments. We assess this market risk utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates and commodity prices.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2004 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was immaterial.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s optimal capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement the optimal capital structure. At December 31, 2004 and 2003, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $11.3 billion and $11.8 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $419 million and $430 million for 2004 and 2003, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. There are no outstanding energy hedge contracts as of December 31, 2004. As of December 31, 2003, the net fair value of such contracts was a $5 million asset. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been immaterial for 2003.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into long-term cross-currency and interest rate swaps, or short-term foreign exchange contracts. At December 31, 2004 and 2003, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $510 million and $540 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be immaterial for both 2004 and 2003.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 and 32, and under Item 8. Financial Statements and Supplementary Data in Note 13 of the Notes to Consolidated Financial Statements on pages 69 through 71.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Information by Industry Segment and Geographic Area

For information about our industry segments, see the “Description of Industry Segments” included on pages 15 through 17 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For management purposes, we report the operating performance of each business based on earnings before interest and income taxes (“EBIT”) excluding special and extraordinary items, gains or losses on sales of businesses and cumulative effects of accounting changes. Our Carter Holt Harvey segment includes our share, about half, of their operating earnings adjusted for accounting principles generally accepted in the United States of America. The remaining half is included in minority interest. Intersegment sales and transfers are recorded at current market prices.

External Sales by Major Product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined by the management approach and include intersegment sales.

Capital Spending by Industry Segment is reported on page 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior-year industry segment information has been restated to conform to the 2004 management structure and to reflect the Weldwood of Canada Limited business and Carter Holt Harvey Tissue business sold in 2004 as discontinued operations.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2004	2003	2002

Printing Papers	$7,635	$7,245	$7,265
Industrial and Consumer Packaging	7,470	6,670	6,530
Distribution	6,065	5,860	5,990
Forest Products	2,395	2,390	2,525
Carter Holt Harvey	2,190	1,820	1,540
Specialty Businesses and Other (a)	1,120	1,235	1,455
Corporate and Intersegment Sales	(1,327)	(1,265)	(1,406)

Net Sales	$25,548	$23,955	$23,899

Assets

In millions	2004	2003	2002

Printing Papers	$9,171	$8,948	$9,011
Industrial and Consumer Packaging	6,865	6,499	6,468
Distribution	1,515	1,458	1,533
Forest Products	3,068	3,324	3,564
Carter Holt Harvey	4,026	3,731	3,108
Specialty Businesses and Other (a)	652	625	694
Corporate and other (b)	8,920	10,940	9,414

Assets	$34,217	$35,525	$33,792

Operating Profit

In millions	2004	2003	2002

Printing Papers	$579	$460	$545
Industrial and Consumer Packaging	543	451	551
Distribution	87	80	91
Forest Products	793	720	641
Carter Holt Harvey	47	38	41
Specialty Businesses and Other (a)	38	23	18

Operating Profit	2,087	1,772	1,887
Interest expense, net	(743)	(772)	(785)
Minority interest (c)	59	48	43
Corporate items, net	(469)	(466)	(253)
Restructuring and other charges	(211)	(298)	(695)
Insurance recoveries	123	—	—
Reversals of reserves no longer required	35	40	68
Net gains (losses) on sales and impairments of businesses held for sale	(135)	(32)	41

Earnings from Continuing Operations Before Income Taxes and Minority Interest	$746	$292	$306

Restructuring and Other Charges				INFORMATION BY GEOGRAPHIC AREA

In millions	2004	2003	2002	Net Sales (f)

Printing Papers	$––	$26	$85	In millions	2004	2003	2002
Industrial and Consumer Packaging	––	30	31
Distribution	––	7	13	United States (g)	$19,167	$18,138	$18,772
Forest Products	––	31	12	Europe	3,056	2,928	2,636
Carter Holt Harvey	35	12	28	Pacific Rim (h)	2,405	2,025	1,735
Specialty Businesses and Other (a)	––	69	19	Americas, other than U.S.	920	864	756
Corporate	176	123	507
				Net Sales	$25,548	$23,955	$23,899
Restructuring and Other Charges	$211	$298	$695

				European Sales by Industry Segment
Depreciation and Amortization (d)
				In millions	2004	2003	2002
In millions	2004	2003	2002
				Printing Papers	$1,370	$1,291	$1,152
Printing Papers	$700	$682	$665	Industrial and Consumer
Industrial and Consumer Packaging	405	396	391	Packaging	891	822	703
Distribution	17	14	15	Distribution	2	9	15
Forest Products	111	119	115	Specialty Businesses and
Carter Holt Harvey	208	190	181	Other (a)	793	806	766
Specialty Businesses and Other (a)	27	25	19
Corporate	97	112	111	European Sales	$3,056	$2,928	$2,636

Depreciation and Amortization	$1,565	$1,538	$1,497
				Long-Lived Assets (i)

External Sales by Major Product				In millions	2004	2003	2002

In millions	2004	2003	2002	United States	$11,764	$12,102	$12,630
				Europe	1,489	1,334	1,206
Printing Papers	$6,973	$6,395	$6,109	Pacific Rim (h)	3,109	2,867	2,436
Industrial and Consumer Packaging	7,640	6,895	6,852	Americas, other than U.S.	718	629	477
Distribution	6,306	6,191	6,519	Corporate	288	307	308
Forest Products	3,953	3,738	3,642
Other (e)	676	736	777	Long-Lived Assets	$17,368	$17,239	$17,057

Net Sales	$25,548	$23,955	$23,899

(a)	Includes Arizona Chemical and Chemical Cellulose Pulp. Also included are certain other smaller businesses identified in the Company’s divestiture program.
(b)	Includes corporate assets and assets of discontinued operations in 2003 and 2002.
(c)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

(d)	Includes cost of timber harvested.
(e)	Includes sales of products not included in our major product lines.
(f)	Net sales are attributed to countries based on location of seller.
(g)	Export sales to unaffiliated customers (in billions) were $1.5 in 2004, $1.4 in 2003 and $1.3 in 2002.
(h)	Operations in New Zealand and Australia account for most of the Pacific Rim amounts.
(i)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

Report of Management on:

Financial Statements - The management of International Paper Company is responsible for the preparation of the consolidated financial statements in this annual report. The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. However, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. We have formed a Disclosure Committee to oversee this process.

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During their audits, they were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

Internal Controls over Financial Reporting - The management of International Paper Company is also responsible for establishing and maintaining adequate internal controls over financial reporting including the safeguarding of assets against unauthorized acquisition, use or disposition. These controls are designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and such asset safeguarding. The system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by internal audit. Appropriate actions are taken by management to correct deficiencies as they are identified.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Deloitte & Touche LLP, have issued their report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The report appears on page 37.

Internal Control Environment and Board of Directors Oversight - Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, that have been distributed to all employees, a toll-free telephone helpline whereby any employee may report suspected violations of law or International Paper’s policy, and an office of ethics and business practice. The internal controls system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits with management follow-up.

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of four independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. A copy of the charter will be included in the Company’s definitive proxy statement relating to the annual meeting of shareholders in 2005. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2004, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our proxy statement.

JOHN V. FARACI
Chairman and Chief Executive Officer
March 7, 2005

CHRISTOPHER P. LIDDELL
Senior Vice-President and Chief Financial Officer
March 7, 2005

Report of Deloitte & Touche LLP,
Independent Registered Public Accounting Firm,
on Consolidated Financial Statements

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

NEW YORK, N.Y.
MARCH 7, 2005

Report of Deloitte & Touche LLP,
Independent Registered Public Accounting Firm,
on Internal Controls Over Financial Reporting

To the Shareholders of International Paper Company:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that International Paper Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

NEW YORK, N.Y.
MARCH 7, 2005

International Paper Company

CONSOLIDATED STATEMENT OF OPERATIONS
In millions, except per share amounts, for the years ended December 31	2004	2003	2002

Net Sales	$25,548	$23,955	$23,899

Costs and Expenses
Cost of products sold	18,996	17,878	17,468
Selling and administrative expenses	2,005	1,952	2,022
Depreciation, amortization and cost of timber harvested	1,565	1,538	1,497
Distribution expenses	1,054	992	993
Taxes other than payroll and income taxes	242	241	242
Restructuring and other charges	211	298	695
Insurance recoveries	(123)	—	—
Net losses (gains) on sales and impairments of businesses held for sale	144	32	(41)
Reversals of reserves no longer required, net	(35)	(40)	(68)
Interest expense, net	743	772	785

Earnings From Continuing Operations Before Income Taxes and Minority Interest	746	292	306
Income tax provision (benefit)	206	(113)	(72)
Minority interest expense, net of taxes	62	111	118

Earnings From Continuing Operations	478	294	260
Discontinued operations, net of taxes and minority interest	(513)	21	35
Cumulative effect of accounting changes, net of taxes and minority interest:
Asset retirement obligations	—	(10)	—
Variable interest entities	—	(3)	—
Transitional goodwill impairment charge	—	—	(1,175)

Net Earnings (Loss)	$(35)	$302	$(880)

Basic Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.98	$0.62	$0.54
Discontinued operations, net of taxes and minority interest	(1.05)	0.04	0.07
Cumulative effect of accounting changes, net of taxes and minority interest:
Asset retirement obligations	—	(0.02)	—
Variable interest entities	—	(0.01)	—
Transitional goodwill impairment charge	—	—	(2.44)

Net earnings (loss)	$(0.07)	$0.63	$(1.83)

Diluted Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.98	$0.61	$0.54
Discontinued operations, net of taxes and minority interest	(1.05)	0.04	0.07
Cumulative effect of accounting changes, net of taxes and minority interest:
Asset retirement obligations	—	(0.02)	—
Variable interest entities	—	(0.01)	—
Transitional goodwill impairment charge	—	—	(2.43)

Net earnings (loss)	$(0.07)	$0.63	$(1.82)

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED BALANCE SHEET
In millions at December 31	2004	2003

Assets
Current Assets
Cash and temporary investments	$2,596	$2,363
Accounts and notes receivable, less allowances of $128 in 2004 and $135 in 2003	2,994	2,765
Inventories	2,718	2,767
Assets of businesses held for sale	229	2,104
Deferred income tax assets	470	581
Other current assets	312	516

Total Current Assets	9,319	11,096

Plants, Properties and Equipment, net	13,432	13,260
Forestlands	3,936	3,979
Investments	679	678
Goodwill	4,994	4,793
Deferred Charges and Other Assets	1,857	1,719

Total Assets	$34,217	$35,525

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$506	$2,087
Accounts payable	2,279	2,188
Accrued payroll and benefits	492	445
Liabilities of businesses held for sale	82	645
Other accrued liabilities	1,513	1,905

Total Current Liabilities	4,872	7,270

Long-Term Debt	14,132	13,450
Deferred Income Taxes	1,697	1,387
Other Liabilities	3,714	3,559
Minority Interest	1,548	1,622
Commitments and Contingent Liabilities - Note 10
Common Shareholders’ Equity
Common stock, $1 par value, 2004 - 487.5 shares, 2003 - 485.2 shares	487	485
Paid-in capital	6,562	6,500
Retained earnings	2,562	3,082
Accumulated other comprehensive loss	(1,357)	(1,690)

	8,254	8,377
Less: Common stock held in treasury, at cost, 2003 - 3.7 shares	—	140

Total Common Shareholders’ Equity	8,254	8,237

Total Liabilities and Common Shareholders’ Equity	$34,217	$35,525

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED STATEMENT OF CASH FLOWS
In millions for the years ended December 31	2004	2003	2002

Operating Activities
Net earnings (loss)	$(35)	$302	$(880)
Discontinued operations, net of taxes and minority interest	513	(21)	(35)
Cumulative effect of accounting changes, net of taxes and minority interest	—	13	1,175
Depreciation, amortization and cost of timber harvested	1,565	1,538	1,497
Deferred income tax benefit, net	(114)	(397)	(389)
Restructuring and other charges	211	298	695
Payments related to restructuring and legal reserves	(236)	(270)	(340)
Reversals of reserves no longer required, net	(35)	(40)	(68)
Net losses (gains) on sales and impairments of businesses held for sale	144	32	(41)
Proceeds on Maine timberlands transaction	242	—	—
Other, net	438	421	136
Changes in current assets and liabilities
Accounts and notes receivable	(186)	74	98
Inventories	(66)	(21)	53
Accounts payable	93	(55)	247
Accrued liabilities	(23)	(39)	(47)
Other	(123)	(13)	(7)

Cash Provided By Operations	2,388	1,822	2,094

Investment Activities
Invested in capital projects
Continuing operations	(1,262)	(1,094)	(936)
Businesses sold and held for sale	(66)	(72)	(73)
Mergers and acquisitions, net of cash acquired	(305)	—	(28)
Proceeds from divestitures	1,471	78	535
Other	217	(179)	22

Cash Provided By (Used For) Investment Activities	55	(1,267)	(480)

Financing Activities
Issuance of common stock	164	80	53
Issuance of debt	2,962	2,254	2,011
Reduction of debt	(4,533)	(839)	(3,017)
Redemption of preferred securities of a subsidiary	—	(550)	—
CHH share repurchase	(158)	—	—
Change in book overdrafts	(145)	104	(33)
Purchases of treasury stock	—	(26)	(169)
Dividends paid	(485)	(480)	(482)
Sale of minority interest	—	150	50
Other	(240)	(102)	(145)

Cash (Used For) Provided By Financing Activities	(2,435)	591	(1,732)

Effect of Exchange Rate Changes on Cash	225	143	(32)

Change In Cash and Temporary Investments	233	1,289	(150)
Cash and Temporary Investments
Beginning of the year	2,363	1,074	1,224

End of the year	$2,596	$2,363	$1,074

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

In millions, except share amounts in thousands
					Accumulated Other Comprehensive Income (Loss)(1)			Total Common Shareholders' Equity
	Common Stock Issued		Paid-in Capital	Retained Earnings		Treasury Stock

	Shares	Amount				Shares	Amount

Balance, January 1, 2002	484,281	$484	$6,465	$4,622	$(1,175)	2,693	$105	$10,291
Issuance of stock for various plans	479	1	28	—	—	(1,403)	(55)	84
Repurchase of stock	—	—	—	—	—	4,390	169	(169)
Cash dividends - Common stock ($1.00 per share)	—	—	—	(482)	—	—	—	(482)
Comprehensive income (loss):
Net loss	—	—	—	(880)	—	—	—	(880)
Minimum pension liability adjustment:
U.S. plans (less tax of $964)	—	—	—	—	(1,543)	—	—	(1,543)
Non-U.S. plans (less tax of $9)	—	—	—	—	(21)	—	—	(21)
Change in cumulative foreign currency translation adjustment (less tax of $2)	—	—	—	—	27	—	—	27
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $33)	—	—	—	—	71	—	—	71
Less: Reclassification adjustment for gains included in net income (less tax of $3)	—	—	—	—	(4)	—	—	(4)

Total comprehensive loss								(2,350)

Balance, December 31, 2002	484,760	485	6,493	3,260	(2,645)	5,680	219	7,374
Issuance of stock for various plans	402	—	7	—	—	(2,725)	(105)	112
Repurchase of stock	—	—	—	—	—	713	26	(26)
Cash dividends - Common stock ($1.00 per share)	—	—	—	(480)	—	—	—	(480)
Comprehensive income (loss):
Net income	—	—	—	302	—	—	—	302
Minimum pension liability adjustment:
U.S. plans (less tax of $94)	—	—	—	—	150	—	—	150
Non-U.S. plans (less tax of $2)	—	—	—	—	(4)	—	—	(4)
Change in cumulative foreign currency translation adjustment (less tax of $51)	—	—	—	—	808	—	—	808
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $38)	—	—	—	—	66	—	—	66
Less: Reclassification adjustment for gains included in net income (less tax of $36)	—	—	—	—	(65)	—	—	(65)

Total comprehensive income								1,257

Balance, December 31, 2003	485,162	485	6,500	3,082	(1,690)	3,668	140	8,237
Issuance of stock for various plans	2,333	2	62	—	—	(3,652)	(140)	204
Cash dividends - Common stock ($1.00 per share)	—	—	—	(485)	—	—	—	(485)
Comprehensive income (loss):
Net loss	—	—	—	(35)	—	—	—	(35)
Minimum pension liability adjustment:
U.S. plans (less tax of $20)	—	—	—	—	33	—	—	33
Non-U.S. plans (less tax of $5)	—	—	—	—	1	—	—	1
Change in cumulative foreign currency translation adjustment (less tax of $17)	—	—	—	—	255	—	—	255
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $19)	—	—	—	—	70	—	—	70
Less: Reclassification adjustment for gains included in net income (less tax of $13)	—	—	—	—	(26)	—	—	(26)

Total comprehensive income								298

Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254

(1)

The cumulative foreign currency translation adjustment (in millions) was $(29), $(284) and $(1,092) at December 31, 2004, 2003 and 2002, respectively, and is included as a component of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business

International Paper is a global forest products, paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, the Pacific Rim and South America. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

Financial Statements

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual future results could differ from management’s estimates.

Consolidation

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. Minority interest principally represents minority shareholders’ proportionate share of the equity in our consolidated subsidiary, Carter Holt Harvey Limited (CHH). All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies are accounted for by the equity method, including companies owned 20% to 50%. International Paper’s share of affiliates’ earnings totalled $18 million, $10 million and ($10) million in 2004, 2003 and 2002, respectively.

Revenue Recognition

Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Timber and timberland sales revenue is generally recognized when title and risk of loss pass to the buyer.

Shipping and Handling Costs

Shipping and handling costs, such as freight to our customers’ destinations, are included in distribution expenses in the consolidated statement of operations. These costs, when included in the sales price charged for our products, are recognized in net sales.

Annual Maintenance Costs

Annual maintenance costs for major planned maintenance shutdowns (in excess of $1 million) are expensed ratably over the year in which the maintenance shutdowns occur since the Company believes that operations benefit throughout the year from the maintenance work performed. These costs, including manufacturing variances and out-of- pocket costs that are directly related to the shutdown, are fully expensed in the year of the shutdown with no amounts remaining accrued at year-end. Other maintenance costs are expensed as incurred.

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost, which approximates market.

Inventories

Inventory is valued at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials, finished lumber and panels and finished pulp and paper products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.

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

Forestlands

At December 31, 2004, International Paper and its subsidiaries owned or controlled about 6.8 million acres of forestlands in the United States, 1.2 million acres in Brazil, 785,000 acres in New Zealand, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years, and are stated at cost, less cost of timber harvested (COTH). Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

Effective January 1, 2002, International Paper prospectively changed its method of accounting for mid-rotation fertilization expenditures to include such expenditures in the capitalized cost of forestlands. Accordingly, these costs are included as part of the COTH as trees are sold.

Goodwill

Effective January 1, 2002, International Paper adopted Statement of Financial Accounting Standards (SFAS) No. 142. As required by SFAS No. 142, an initial assessment of recorded goodwill for possible impairment was conducted as of January 1, 2002. Annual testing for possible goodwill impairment is performed as of the end of the third quarter of each year. A transitional impairment charge of $1.2 billion, including all of the goodwill associated with CHH, was recorded upon the initial adoption of this standard in 2002. In addition, CHH recorded $35 million of goodwill upon its acquisition of Plantation Timber Products which was written off by International Paper following an impairment evaluation in 2004 (see Note 5). No impairment charges were recorded in 2003.

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to business segments.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to their projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value.

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

International Paper records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax returns. However, where treatment of an item is uncertain, tax accruals are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter, the results of historical negotiated settlements, and the results of consultations with outside tax advisors. These accruals for tax contingencies are recorded in the accompanying consolidated balance sheet in Other liabilities. Changes to the reserves are only made when an identifiable event occurs that changes the probable outcome, such as a settlement with relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a relevant court decision that addresses the matter.

While the Company believes that these judgments and estimates are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts.

Stock-Based Compensation

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Had compensation cost for International Paper’s stock-based compensation programs been determined consistent with the provisions of SFAS No. 123, its net earnings, earnings per common share and earnings per common share - assuming dilution would have been reduced to the pro forma amounts indicated in the following table:

In millions, except per share amounts	2004	2003	2002

Net Earnings (Loss)
As reported	$(35)	$ 302	$(880)
Pro forma	(73)	258	(921)
Earnings (Loss) Per
Common Share
As reported	$(0.07)	$0.63	$(1.83)
Pro forma	(0.15)	0.54	(1.92)
Earnings (Loss) Per Common Share - assuming dilution
As reported	$(0.07)	$0.63	$(1.82)
Pro forma	(0.15)	0.54	(1.91)
The effect on 2004, 2003 and 2002 pro forma net earnings, earnings per common share and earnings per common share

- assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of additional stock-based compensation.

Environmental Remediation Costs

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable.

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” adopted effective January 1, 2003 (see Note 4), a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper’s asset retirement obligations under this standard relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures.

Translation of Financial Statements

Balance sheets of international operations are translated into U.S. dollars at year-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive income (loss) (OCI). See Note 13 related to derivatives and hedging activities.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to the current year presentation.

NOTE 2      EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations before the cumulative effect of accounting changes are computed by dividing earnings from continuing operations before the cumulative effect of accounting changes by the weighted average number of common shares outstanding. Earnings per common share from continuing operations before the cumulative effect of accounting changes, assuming dilution, are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, are converted into common shares at the beginning of each year. In addition, beginning in the fourth quarter of 2004, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive (see “Information About Capital Structure – Contingently Convertible Securities” in Note 4). Furthermore, as required by the recent consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), the computations of diluted earnings per share for all prior periods have been restated on this basis.

A reconciliation of the amounts included in the computation of earnings per common share from continuing operations before the cumulative effect of accounting changes, and earnings per common share from continuing operations before the cumulative effect of accounting changes, assuming dilution, is as follows:

In millions, except per share amounts	2004	2003	2002

Earnings from continuing operations before the cumulative effect of accounting changes	$478	$294	$260
Effect of dilutive securities	—	—	—

Earnings from continuing operations before the cumulative effect of accounting changes - assuming dilution	$478	$294	$260

Average common shares outstanding	485.8	479.6	481.4
Effect of dilutive securities Stock options	2.6	1.5	1.6
Average common shares outstanding - assuming dilution	488.4	481.1	483.0

Earnings per common share from continuing operations before the cumulative effect of accounting changes	$0.98	$0.62	$0.54

Earnings per common share from continuing operations before the cumulative effect of accounting changes - assuming dilution	$0.98	$0.61	$0.54

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented. Antidilutive securities included preferred securities of a subsidiary trust for 2002.

NOTE 3       INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2004, 2003 and 2002 is presented on pages 33 and 34.

NOTE 4       RECENT ACCOUNTING DEVELOPMENTS

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. FASB Statement No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will be effective for International Paper in the third quarter of 2005. Since, beginning in 2005, stock option grants will be limited only to certain non-U.S. employees, the provisions of this statement will mainly affect only previously issued options that are still outstanding and unvested on the effective date, as well as reload grants. While the exact impact on expense will depend upon the number of remaining unvested options at that time, the adoption of this standard could increase pre-tax compensation expense by approximately $20 million in both 2005 and 2006, with no significant impact on the Company’s financial statements in subsequent years.

Exchanges of Nonmonetary Assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is to be applied prospectively and will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 153 will not have a material impact on its consolidated financial statements.

Accounting for Income Taxes:

In December 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act)” that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than as a tax rate reduction.

Also in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” addressing accounting and disclosure guidance relating to a company’s repatriation program. The additional disclosures required under this staff position are included in Note 9, Income Taxes.

Both FSP’s were effective upon issuance.

Inventory Costs:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

Accounting for Medicare Benefits:

In May 2004, the FASB issued FSP FAS 106-2 that provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP FAS 106-2 prospectively in the third quarter of 2004. The impact was a reduction of net postretirement benefit cost of approximately $8 million for the last half of 2004 and a reduction of the accumulated postretirement benefit obligation of approximately $110 million. See Note 16 for further discussion.

Information about Capital Structure – Contingently Convertible Securities:

In April 2004, the FASB issued FSP FAS 129-1, Disclosure Requirements under FASB Statement No. 129, “Disclosure of Information about Capital Structure,” relating to contingently convertible securities and to their potentially dilutive effects on earnings per share. The FSP required expanded disclosures of the significant terms of the conversion features of these securities to enable users of the financial statements to understand the circumstances of the contingencies and the potential impact of conversion. These additional disclosures are presented for International Paper’s contingently convertible securities in Note 12.

In October 2004, the FASB ratified a consensus reached by the Emerging Issues Task Force of the FASB that, effective for periods ending after December 15, 2004, contingently convertible securities should be included in the computation of diluted earnings per share regardless of whether or not the market price trigger for issuance of the securities has been met. Furthermore, the calculation of diluted earnings per share for all prior periods presented should be restated to reflect this consensus. At December 31, 2004, International Paper had outstanding $2.1 billion principal amount at maturity of zero-coupon convertible senior debentures. The debentures are contingently convertible into shares of the Company’s common stock at a conversion ratio of 9.5111 shares per $1,000 principal amount at maturity of debentures totaling approximately 20 million shares. See Note 12 for additional information. Accordingly, the calculation of diluted earnings per common share shown in Note 2 considers, when dilutive, the assumed conversion of these debentures for all periods presented.

Consolidation of Variable Interest Entities:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation changed existing consolidation rules for certain entities, those in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance the entity’s activities without additional subordinated financial support.

The interpretation applied immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. International Paper has neither entered into nor obtained an interest in any VIE’s after January 31, 2003. For VIE’s created before February 1, 2003, this interpretation was effective for the first reporting period ending after December 15, 2003. During December 2003, the FASB issued a revision to FIN 46, FIN 46(R), with varying effective dates. International Paper applied FIN 46(R) to its variable interest entities as of December 31, 2003.

As a result of the application of the provisions of FIN 46(R) during 2003, four entities that were required to be consolidated under prior accounting rules were deconsolidated, and one previously unconsolidated entity was consolidated, at December 31, 2003. The following paragraphs describe the entities affected by the new FIN 46(R) consolidation rules and the effects on International Paper’s December 31, 2003 financial statements:

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

In December 2002, International Paper acquired an option to purchase the third party’s interest in the unconsolidated entity and modified the terms of the entity’s special loss allocation between the third party and International Paper. These actions required the entity to be consolidated by International Paper at December 31, 2002, resulting in increases in installment notes receivable (included in Deferred charges and other assets) of $480 million, Long-term debt of $460 million and Minority interest of $20 million.

In the fourth quarter of 2003, International Paper determined that it is not the primary beneficiary of the entity under the provisions of FIN 46(R) and, accordingly, deconsolidated the entity effective December 31, 2003. At December 31, 2003, International Paper’s $530 million preferred interest in the entity has been offset against $530 million of International Paper debt obligations since International Paper has, and intends to effect, a legal right to net settle these two amounts.

(c)      In a similar transaction completed in June 2002, approximately $400 million of installment notes received in connection with the sale of forestlands in various states were transferred to a consolidated entity in exchange for a preferred interest in the entity. In the same period, the entity acquired International Paper debt obligations of $450 million for cash. Under the provisions of FIN 46(R), International Paper is not the primary beneficiary of this entity, resulting in its deconsolidation as of December 31, 2003. The deconsolidation increased Investments by $465 million, Long-term debt by $100 million, and decreased notes receivable (included in Deferred charges and other assets) by $415 million and Minority interest by $50 million.

(d)      In the third quarter of 2003, International Paper Capital Trust and International Paper Capital Trust III (the Trusts), were determined to be VIE’s for which International Paper is not the primary beneficiary. Prior to July 1, 2003, the Trusts had been consolidated in the Company’s financial statements, and the preferred securities of the Trusts of approximately $1.3 billion were presented in the consolidated balance sheet as International Paper – Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding International Paper Debentures. Effective July 1, 2003, the Trusts were deconsolidated and the previously consolidated Mandatorily Redeemable Securities were replaced with International Paper’s obligations to the Trusts of approximately $1.3 billion that were classified as Long-term debt. In addition, interest on the International Paper debt obligations totaling approximately $44 million was recorded as Interest expense in the last half of 2003, replacing preferred dividends on the Mandatorily Redeemable Securities of the Trusts that, prior to the deconsolidation, would have been recorded as Minority interest expense. Preferred dividends for periods prior to the July 1, 2003 deconsolidation continue to be reported as Minority interest expense. A further discussion of the Company’s obligations to the Trusts is presented in Note 8.

In December 2003, International Paper exercised its option to redeem the securities of one of the Trusts effective January 14, 2004, and, consequently, reclassified $830 million to Current maturities of long-term debt.

In February 2005, International Paper redeemed the preferred securities of the remaining Trust which were classified in Long-term debt at December 31, 2004.

See Notes 8 and 12 for additional information.

The following table summarizes increases (decreases) in 2003 Consolidated Balance Sheet captions resulting from the application of FIN 46(R) to the entities described above.

	VIE

In millions	(a)	(b)	(c)	(d)	(d)	Total

Assets
Plants, Properties and Equipment, net	$50	$—	$—	$—	$—	$50
Investments	—	—	465	25	15	505
Deferred Charges	—	(480)	(415)	—	—	(895)

Total Assets	$50	$(480)	$50	$25	$15	$(340)

Liabilities
Current Maturities of Long-Term Debt	$—	$—	$—	$830	$—	$830
Long-Term Debt	50	(460)	100	—	465	155
Minority Interest	—	(20)	(50)	—	—	(70)
Mandatorily Redeemable Preferred Securities	—	—	—	(805)	(450)	(1,255)

Total Liabilities	$50	$(480)	$50	$25	$15	$(340)

The pro forma effects on earnings (loss) before extraordinary items and cumulative effect of accounting changes, and net earnings, for the year ended December 31, 2002, assuming the adoption of FIN 46(R) as of January 1, 2002, were not material to net earnings or earnings per share.

Financial Instruments with Characteristics of Both Liabilities and Equity:

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. International Paper adopted this standard during the third quarter ended September 30, 2003, with no material effect on the Company’s consolidated financial statements.

Costs Associated with Exit or Disposal Activities:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changed the measurement and timing of recognition for exit costs, including restructuring charges, and was effective for activities initiated after December 31, 2002. It requires that a liability for costs associated with an exit or disposal activity, such as one-time termination benefits, be recognized when the liability is incurred, rather than at the date of a company’s commitment to an exit plan. It had no effect on charges recorded for exit activities begun prior to December 31, 2002. International Paper adopted this standard effective January 1, 2003, with no material effect on the Company’s consolidated financial statements.

Impairment and Disposal of Long-Lived Assets:

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” It established a single accounting model for the impairment of long-lived assets to be held and used or to be disposed of by sale or abandonment, and broadened the definition of discontinued operations. International Paper adopted SFAS No. 144 in 2002, with no significant change in the accounting for the impairment and disposal of long-lived assets.

Asset Retirement Obligations:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year using a credit-adjusted risk-free rate.

International Paper adopted SFAS No. 143 effective January 1, 2003, recording a discounted liability of $22 million, an increase in Property, plant and equipment, net, of $7 million, and a one-time cumulative effect of accounting change charge of $10 million (net of a deferred tax benefit of $5 million). The pro forma effects on earnings (loss) before extraordinary items and cumulative effect of accounting changes, and net earnings, for the year ended December 31, 2002, assuming the adoption of SFAS No. 143 as of January 1, 2002, were not material to net earnings or earnings per share.

NOTE 5 ACQUISITIONS

On July 2, 2004, Carter Holt Harvey (CHH) completed the purchase of an 85% interest in Plantation Timber Products (PTP), a Chinese premium panels manufacturer, for $134 million. PTP is a manufacturer of special medium density fiberboard and flooring products. In connection with this acquisition, CHH recorded $35 million of goodwill. However, in 2002, International Paper wrote off all CHH goodwill under newly adopted U.S. accounting standards. The goodwill arising in subsequent CHH acquisitions must be evaluated for impairment in International Paper’s consolidated financial statements and, in this case, was written off. This acquisition was accounted for using the purchase method with operating results included in the consolidated statement of operations from the date of acquisition.

On July 1, 2004, International Paper completed the previously announced acquisition of Box USA Holdings, Inc. (Box USA). Prior to its acquisition by International Paper, Box USA was America’s largest independent packaging producer with 23 industrial packaging converting facilities across the country. The acquisition of Box USA, which is now included in the Industrial and Consumer Packaging segment, provides improved access to markets, better integration between International Paper mills and converting plants and other operating synergies. International Paper acquired all of the outstanding common and preferred stock of Box USA for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA’s controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, of which approximately $193 million was repaid by July 31, 2004. The note payable represents contingent consideration to be paid within two years from the July 1, 2004 acquisition date provided that no claims for indemnification are offset against the note. This acquisition was accounted for using the purchase method with the operating results of Box USA included in the accompanying consolidated statement of operations from the acquisition date.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the Box USA acquisition, subject to adjustment upon completion of purchase accounting activities in 2005:

in millions	July 1, 2004

Current assets	$98
Property, plant and equipment, net	104
Goodwill	238
Other assets	40

Total assets acquired	480

Current liabilities	72
Debt	197
Other liabilities	7

Total liabilities assumed	276

Net assets acquired	$204

The following unaudited pro forma information for the years ended December 31, 2004, 2003 and 2002, presents the combined results of the continuing operations of International Paper and Box USA as if the acquisition had occurred as of January 1, 2002. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2002, nor is it necessarily indicative of future results.

tax balances and a $27 million credit from the reduction of valuation reserves for capital loss carryovers.

The following table presents a detail of the $74 million corporate-wide organizational restructuring program charge in 2004, by business:

In millions, except per share amounts, for the years ended December 31	2004	2003	2002

Net sales	$25,802	$24,448	$24,385
Earnings from continuing operations	483	299	273
Net earnings (loss)	(30)	307	(867)

Earnings from continuing operations per common share	0.99	0.62	0.57	In millions	First Quarter	Second Quarter	Third Quarter	Total

Net earnings (loss) per common share	(0.06)	0.64	(1.80)	Printing Papers	$1	$1	$5	$7

In December 2002, CHH acquired Starwood Australia’s Bell Bay medium density fiberboard plant in Tasmania for $28 million in cash. This acquisition was accounted for using the purchase method with operating results included in the consolidated statement of operations from the date of acquisition.

NOTE 6       RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

This footnote discusses restructuring, business improvement and other charges recorded for each of the three years included in the period ended December 31, 2004. It includes a summary of activity for each year, a roll forward associated with severance and other cash costs arising in each year, a table presenting details of the 2004 organizational restructuring program, and tables showing quarterly charges by business along with explanations for 2003 and 2002.

2004: During 2004, restructuring and other charges before taxes and minority interest of $211 million ($124 million after taxes and minority interest) were recorded. These charges included a $74 million charge before taxes and minority interest ($43 million after taxes and minority interest) for a corporate-wide organizational restructuring program, a $92 million charge before taxes ($57 million after taxes) for losses on early extinguishment of debt, a $35 million charge before minority interest ($18 million after minority interest) for the impairment of goodwill arising in connection with CHH’s purchase of Plantation Timber Products (PTP) and a $10 million charge before taxes ($6 million after taxes) for legal settlements. In addition, credits of $123 million before taxes ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 10) and $35 million before taxes and minority interest ($22 million after taxes and minority interest) for the net reversal of restructuring reserves no longer needed were recorded. Also, a $5 million net increase in the tax provision, after minority interest, was recorded reflecting a $32 million charge for an adjustment of deferred

				Industrial and Consumer Packaging	5	3	6	14
				Forest Products	4	1	—	5
				Distribution	2	2	3	7
				Specialty Businesses and Other	—	11	—	11
				Administrative Support Groups	2	24	4	30

					$14	$42	$18	$74

				The following table presents a roll forward of the severance and other costs included in the 2004 restructuring plans:

				In millions			Severance and Other

				Opening Balance (first quarter 2004)				$14
				Additions (second quarter 2004)				42
				Additions (third quarter 2004)				18
				2004 Activity
				Cash charges				(52)
				Reclassifications:
				Pension and postretirement curtailments and special termination benefits				(22)

				Balance, December 31, 2004				$—

The severance charges recorded in 2004 related to 984 employees. As of December 31, 2004, 833 employees had been terminated and 151 employees retained. Actual pension and postretirement costs exceeded estimates despite the lower number of employees terminated.

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

The $236 million charge in 2003 for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $91 million charge in the fourth quarter, a $71 million charge in the third quarter, a $51 million charge in the second quarter, and a $23 million charge in the first quarter. The fourth-quarter charge included $49 million of asset write-downs and $42 million of severance and other charges. The third-quarter charge included $9 million of asset write- downs and $62 million of severance and other charges. The second-quarter charge consisted of $16 million of asset write-downs and $35 million of severance and other charges. The first-quarter charge included $2 million of asset write- downs and $21 million of severance and other charges.

The following table and discussion present details related to the 2003 fourth-quarter charge:

           associated with this shutdown included $10 million of asset write-downs to salvage value and $1 million of other exit costs.

(d)      The Distribution business (xpedx) recorded a charge of $3 million to cover lease termination costs related to the Nationwide San Francisco, California facility that was vacated in the fourth quarter of 2003.

(e)      CHH recorded a charge of $7 million to shut down the Tokoroa, New Zealand sawmill. Charges associated with this shutdown included $4 million to write down assets to salvage value, $2 million for severance costs covering the termination of 115 employees and other exit costs of $1 million. CHH also implemented a cost reduction initiative recording a charge of $4 million for severance covering the termination of 229 employees.

(f)       During the fourth quarter of 2003, International Paper implemented the second phase of the previously announced Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $23 million of severance costs covering the termination of 557 employees. The $23 million charge included: Printing Papers - $6 million; Industrial and Consumer Packaging - $7 million; Forest Products - $5 million; Specialty Businesses and Other - $1 million; and Corporate - $4 million.

The following table and discussion present details related to the 2003 third-quarter charge:

In millions	Asset Write-downs		Severance and Other	Total

Printing Papers	(a)	$19	$2	$21
Industrial and Consumer Packaging	(b)	16	6	22
Forest Products	(c)	10	1	11
Distribution	(d)	–	3	3
Carter Holt Harvey	(e)	4	7	11
Administrative Support Groups	(f)	–	23	23

		$49	$42	$91

(a)      The Printing Papers business recorded a charge of $5 million to write off certain assets at the Courtland, Alabama and Franklin, Virginia mills. Management also approved a $14 million charge to write down the assets of the Maresquel, France mill to its net realizable value of approximately $5 million. The Printing Papers business also recorded a charge of $2 million for severance costs relating to 42 employees associated with a manufacturing excellence program.

(b)      The Consumer Packaging business recorded an additional charge of $22 million in conjunction with the closure of the Rolark manufacturing facility in Toronto, Canada, and a rationalization plan implemented in the second quarter of 2003. Closure costs for Rolark consisted of an $8 million charge to write down assets to their salvage value, $3 million of severance costs covering the termination of 178 employees and other exit costs of $1 million. The charge also included an additional provision for the previously implemented commercial business rationalization initiative. These charges included $8 million to write down assets to their salvage value and $2 million of severance costs covering the termination of 153 employees.

(c)      The Forest Products business approved plans in the fourth quarter of 2003 to shut down the Tuskalusa lumber mill in Moundville, Alabama. Operations at this mill had been temporarily ceased in the second quarter of 2003. Charges

					In millions	Asset Write-downs		Severance and Other	Total

					Administrative Support Groups	(a)	$–	$38	$38
					Specialty Businesses and Other	(b)	9	24	33

							$9	$62	$71

(a)      During the third quarter of 2003, International Paper implemented the initial phase of an Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $37 million of severance costs covering the termination of 744 employees and other cash costs of $1 million. The $38 million charge included: Printing Papers - $12 million; Industrial and Consumer Packaging - $11 million; Distribution - $2 million; Forest Products - $6 million; Specialty Businesses - $2 million; and Corporate - $5 million.

(b)      Specialty Businesses recorded an additional charge of $33 million in connection with the July 15, 2003 shutdown of the Natchez, Mississippi mill. The charge included $9 million of asset write-downs to salvage value, $1 million of severance costs covering the termination of 20 employees, $20 million of environmental closure costs and other cash costs of $3 million.

The following table and discussion present details related to the 2003 second-quarter charge:					The following table and discussion present details related to the 2003 first-quarter charge:

In millions		Asset Write-downs	Severance and Other	Total	In millions		Asset Write-downs	Severance and Other	Total

Printing Papers	(a)	$3	$2	$5	Industrial and Consumer
Industrial and Consumer					Packaging	(a)	$–	$2	$2
Packaging	(b)	–	6	6	Specialty Businesses
Forest Products	(c)	13	7	20	and Other	(b)	2	18	20
Distribution	(d)	–	4	4	Carter Holt Harvey	(c)	–	1	1
Specialty Businesses
and Other	(e)	–	16	16			$2	$21	$23

		$16	$35	$51

(a)   The Industrial Packaging business implemented a plan to reorganize the Creil and Mortagne locations in France into a single complex. Charges associated with the reorganization included $1 million for severance costs covering the termination of 31 employees and other cash costs of $1 million.

(b)   Arizona Chemical recorded a charge of $1 million for severance costs of 51 employees associated with the Valkeakoski, Finland plant closure. Chemical Cellulose implemented a plan to shut down the Natchez, Mississippi dissolving pulp mill by mid-2003. Charges associated with this shutdown included a $1 million charge to write down assets to their salvage value and $12 million of severance costs covering the termination of 141 employees in April and other employees to be terminated upon closure. Additional shutdown charges for severance and closure costs were recorded in the second and third quarters of 2003. Additionally, Industrial Papers approved a plan to restructure converting operations at the Kaukauna, Wisconsin facility, modify its release products organization and implement division-wide productivity improvement actions. Charges associated with these plans included $1 million to write down assets to their salvage value and $5 million of severance costs covering the termination of 130 employees.

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

The following table and discussion present details related to the 2002 fourth-quarter charge:

In millions	Severance and Other	In millions		Asset Write-Downs	Severance and Other	Total

Opening Balance (first quarter 2003)	$21	Printing Papers	(a)	$ 2	$26	$28
Additions (second quarter 2003)	35	Industrial and
Additions (third quarter 2003)	62	Consumer
Additions (fourth quarter 2003)	42	Packaging	(b)	16	12	28
2003 Activity		Forest Products	(c)	10	2	12
Cash charges	(72)	Distribution	(d)	1	5	6
Reclassifications:		Specialty Businesses and Other	(e)	–	16	16
Pension and postretirement curtailments and special termination benefits		Carter Holt Harvey	(f)	–	11	11
	(4)
Reversals of reserves no longer required	(3)			$29	$72	$101
2004 Activity
Cash charges	(57)
Reclassifications:

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

(b)      The Industrial Packaging business recorded a charge of $3 million for severance costs relating to the Las Palmas, Canary Islands facility in the second phase of an effort to consolidate duplicative facilities and eliminate excess internal capacity. Redundancies associated with this charge included 56 employees.

           The Consumer Packaging business approved a plan to shut down the Hopkinsville, Kentucky Foodservice plant due to the facility’s financial shortfalls, a continuing weak economy, reduced demand from its Quick Service Restaurant (QSR)customers and increased competition for remaining QSR volumes. Charges associated with this shutdown included $10 million to write down assets to their estimated realizable value of $4 million, $3 million of severance costs covering the termination of 327 employees, and other exit costs of $1 million. The Hopkinsville plant had revenues of $47 million, $31 million and $24 million in 2002, 2001 and 2000, respectively. This plant had operating losses of $8 million in 2002, $1 million in 2001 and zero in 2000. Management also implemented a business-reorganization plan for the Foodservice group that included $2 million to write down assets to salvage value, $3 million of severance costs covering the termination of 113 employees and other cash costs of $1 million. The Consumer Packaging charge also included $4 million of asset

Pension and postretirement curtailments and special termination benefits	(9)
Environmental	(13)
Reversals of reserves no longer required	(2)

Balance, December 31, 2004	$–

The severance charges recorded in the first, second, third and fourth quarters of 2003 related to 3,343 employees. As of December 31, 2004, 3,305 employees had been terminated and 38 employees retained.

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

(c)     The Forest Products business charge of $12 million resulted from management’s decision to exit the development of the wood plastic composite business and shut down the Whelen Springs, Arkansas lumber mill. Charges associated with the wood plastic composite business consisted of $10 million of asset write-downs to salvage value and $1 million of other exit costs. The Whelen Springs lumber mill was closed due to the impact of the strong dollar on export sales. The Whelen Springs shut-down charge consisted of $1 million of exit costs.

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

(f)       CHH recorded a charge of $11 million for severance costs associated with a reduction-in-force at its Kinleith, New Zealand facility as part of a continuing program to improve the cost structure at the mill. Redundancies associated with the charge included 260 employees.

The following table and discussion present details related to the 2002 third-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total

Specialty Businesses and Other	(a)	$–	$3	$3
Carter Holt Harvey	(b)	5	7	12
Other	(c)	4	–	4

		$9	$10	$19

(a)      The Specialty Businesses charge of $3 million relates to the severance costs for 43 employees in Arizona Chemical’s U.S. operations to reduce costs.

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

(c)      This $4 million charge relates to the write-down to zero of International Paper’s investment in Forest Express, a joint venture engaged in electronic commerce transaction processing for the Forest Products Industry.

The following table and discussion present details related to the 2002 second-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total

Printing Papers	(a)	$39	$18	$57
Industrial and Consumer Packaging	(b)	3	–	3
Distribution	(c)	–	7	7
Administrative Support Groups	(d)	–	12	12

		$42	$37	$79

(a)      The Printing Papers business approved a plan to permanently shut down the Hudson River, New York mill by December 31, 2002, as many of the specialty products produced at the mill were not competitive in current markets. The assets of the mill are currently being marketed for sale. Impairment charges associated with the shutdown included $39 million to write the assets down to their estimated realizable value of approximately $5 million, $9 million of severance costs covering the termination of 294 employees, and other cash costs of $7 million. The Hudson River mill had revenues of $61 million, $80 million and $139 million in 2002, 2001 and 2000, respectively, and operating losses of $15 million in 2002 and $22 million in 2001, and operating earnings of $9 million in 2000. The Printing Papers business also recorded an additional charge of $2 million related to the termination of 52 employees in conjunction with the business’s plan to streamline and realign administrative functions at several of its locations.

(b)      The Consumer Packaging business approved the first phase of a plan to consolidate duplicative facilities and eliminate excess internal capacity. The $3 million charge recorded relates to the write-down of assets to their estimated salvage value.

(c)      The Distribution business (xpedx) severance charge of $7 million reflects the termination of 145 employees in conjunction with the business’s plan to consolidate duplicative facilities and eliminate excess internal capacity.

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

The following table presents a roll forward of the severance and other costs included in the 2002 restructuring plans:

NOTE 7        BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

In the third quarter of 2004, International Paper entered into an agreement to sell its Weldwood of Canada Limited (Weldwood) business to West Fraser Timber Co., Ltd. of Vancouver, Canada (West Fraser), for approximately C$1.26 billion in cash, subject to certain adjustments at closing. Accordingly, a $323 million pre-tax loss on impairment ($711 million after taxes), including a $101 million pre-tax credit from cumulative translation adjustments, was recorded in Discontinued operations to write down the assets of Weldwood to their estimated net realizable value upon sale. The Company completed the sale of Weldwood in the fourth quarter for C$1.23 billion. International Paper’s net cash proceeds received from the sale were approximately U.S. $1.1 billion. All periods presented have been restated to present the operating results of Weldwood as a discontinued operation.

Revenues associated with this discontinued operation were $1,021 million, $791 million and $708 million for 2004, 2003 and 2002, respectively.

Earnings and earnings per share related to Weldwood were as follows:

In millions	Severance and Other	In millions except per share amounts	2004	2003	2002

Opening Balance (second quarter 2002)	$37	Earnings (loss) from discontinued operation
Additions (third quarter 2002)	10
Additions (fourth quarter 2002)	72	Earnings from operations	$153	$15	$35
2002 Activity		Income tax expense	(50)	(6)	(12)
Cash charges	(15)
2003 Activity		Earnings from operations, net of taxes	103	9	23
Cash charges	(77)
Reclassifications:
Deferred payments to severed employees	(2)	Asset impairment	(323)	–	–
Environmental remediation and other exit costs	(15)	Income tax expense (a)	(388)	–	–
Reversals of reserves no longer required	(10)
		Asset impairment, net of taxes	(711)	–	–
Balance, December 31, 2003	$–
		Earnings (loss) from discontinued operation, net of taxes	$(608)	$9	$23

		Earnings (loss) per common share from discontinued operation

The severance charges recorded in the second, third and fourth quarters of 2002 related to 1,989 employees. As of December 31, 2003, 1,849 employees had been terminated and 140 employees retained.		Earnings from operations, net of taxes	$0.22	$0.01	$0.05
		Asset impairment, net of taxes	(1.47)	–	–

		Earnings (loss) per common share from discontinued operation, net of taxes	$(1.25)	$0.01	$0.05

(a)      Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

Assets and liabilities of Weldwood, included in International Paper’s consolidated balance sheet at December 31, 2003 as Assets and Liabilities of businesses held for sale, were as follows:

		Earnings and earnings per share related to the Tissue business were as follows:

		In millions, except per share amounts	2004	2003	2002

		Earnings from discontinued operation
		Earnings from operations	$13	$39	$30
		Income tax expense	(3)	(15)	(6)
In millions	2003	Minority interest, net of taxes	(5)	(12)	(12)

Accounts receivable, net	$86	Earnings from operations, net of taxes and minority interest	5	12	12
Inventories	129
Plants, properties and equipment, net	738	Gain on sale	268	–	–
Forestlands	90	Income tax expense	(69)	–	–
Investments	86	Minority interest, net of taxes	(109)	–	–
Goodwill	548
Other assets	3	Gain on sale, net of taxes and minority interest	90	–	–

Assets of business held for sale	$1,680
		Earnings from discontinued operation, net of taxes and minority interest	$95	$12	$12
Accounts payable	$82
Accrued payroll and benefits	16	Earnings per common share from discontinued operation
Other accrued liabilities	4	Earnings from operations, net of taxes and minority interest	$0.01	$0.03	$0.02
Deferred income taxes	212
Other liabilities	78
Minority interest	5	Gain on sale, net of taxes and minority interest	0.19	–	–

Liabilities of business held for sale	$397	Earnings per common share from discontinued operation, net of taxes and minority interest	$0.20	$0.03	$0.02

In the second quarter of 2004, CHH completed the sale of its Tissue business to Svenska Cellulosa Aktiebolaget (SCA). As a result of this sale, International Paper recognized a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest). This gain on sale is included along with the net income of the Carter Holt Harvey Tissue business prior to the sale in Discontinued operations in the accompanying consolidated statement of operations. Additionally, all periods presented have also been restated to present the operating results of the Tissue business as a discontinued operation.

Revenues associated with this discontinued operation were $153 million in 2004, $433 million in 2003 and $369 million in 2002, respectively.

The assets and liabilities of the Tissue business, included in International Paper’s consolidated balance sheet at December 31, 2003 as a component of Assets and Liabilities of businesses held for sale, were as follows:

		In millions			2003

		Accounts receivable, net			$41
		Inventories			87
		Plants, properties and equipment, net			277
		Other assets			19

		Assets of business held for sale			$424

		Accounts payable			$34
		Accrued payroll and benefits			15
		Other accrued liabilities			8
		Other liabilities			18
		Minority interest			173

		Liabilities of business held for sale			$248

Other Divestitures:

In December 2004, International Paper committed to plans for the sale in 2005 of its Fine Papers business and its Maresquel mill and Papeteries de France distribution business in France. As a result, charges of $11 million before taxes ($8 million after taxes), $34 million before and after taxes, and $11 million before taxes ($12 million after taxes), respectively, were recorded to write down the assets of these entities to their estimated fair values less costs to sell. In October 2004, International Paper sold two box plants located in China to International Paper Pacific Millennium, resulting in a pre-tax loss of $14 million ($4 million after taxes). Finally, also in the fourth quarter, a $9 million loss before taxes ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

In July 2004, International Paper signed an agreement to sell Scaldia Papier B.V., and its subsidiary, Recom B.V. in the Netherlands, to Stora Enso for approximately $36 million in cash. This sale was completed in the third quarter and resulted in a loss of $34 million (no impact from taxes or minority interest). In addition, a $4 million loss (no impact from taxes or minority interest) was recorded to adjust the estimated loss on sale of Papeteries de Souche L.C. in France.

In the second quarter of 2004, a $27 million loss before and after taxes was recorded to write down the assets of Papeteries de Souche L.C. in France to their estimated realizable value. In addition, a $9 million loss before taxes and minority interest ($5 million after taxes and minority interest) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated realizable value.

In the first quarter of 2004, a $9 million gain before taxes ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

The net 2004 pre-tax losses totaling $144 million discussed above are included in Net losses (gains) on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

In the fourth quarter of 2003, International Paper recorded a $34 million charge to write down the assets of its Polyrey business in France to their estimated fair value. In addition, a $13 million pre-tax gain ($8 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

In the third quarter of 2003, a $1 million charge before and after taxes was recorded to adjust estimated gains/losses of businesses previously sold.

In the second quarter of 2003, a $10 million pre-tax charge ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

The net 2003 pre-tax losses, totaling $32 million, discussed above are included in Net losses (gains) on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

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

During the second quarter of 2002, a net gain on sales of businesses held for sale of $28 million before taxes and minority interest ($96 million after taxes and minority interest) was recorded, including a pre-tax gain of $63 million ($40 million after taxes) from the sale in April 2002 of International Paper’s oriented strand board facilities to Nexfor Inc. for $250 million, and a net charge of $35 million before taxes and minority interest (a gain of $56 million after taxes and minority interest) relating to other sales and adjustments of previously recorded estimated costs of businesses held for sale. This net pre-tax charge included:

(1)      a $2 million net loss associated with the sales of the Wilmington, North Carolina carton plant and CHH’s distribution business;

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

The net tax credit associated with these charges reflects the reversal of an Arizona Chemical impairment tax charge in a prior period. The net 2002 pre-tax gains, totaling $41 million, discussed above are included in Net losses (gains) on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

NOTE 8     PREFERRED SECURITIES OF
SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, is International Paper’s primary vehicle for future sales of Southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet.

The agreement with the private investor also places certain limitations on International Paper’s ability to sell forestlands in the Southern United States outside of Southeast Timber. In addition, because Southeast Timber is a separate legal entity, the assets of Southeast Timber and its subsidiaries, consisting principally of forestlands having a book value of approximately $280 million at December 31, 2004, will not be available to satisfy future liabilities and obligations of International Paper, although the value of International Paper’s interests in Southeast Timber and its subsidiaries will be available for these purposes.

In September 1998, International Paper Capital Trust III issued $805 million of International Paper-obligated mandatorily redeemable preferred securities. Prior to July 1, 2003, International Paper Capital Trust III was a wholly-owned consolidated subsidiary of International Paper (see Note 4). Its sole assets were International Paper 7.875% debentures. The obligations of International Paper Capital Trust III related to its preferred securities were unconditionally guaranteed by International Paper. In January 2004, International Paper redeemed these securities at par plus accrued interest.

In the third quarter of 1995, International Paper Capital Trust (the Trust) issued $450 million of International Paper-obligated mandatorily redeemable preferred securities. Prior to July 1, 2003, the Trust was a wholly-owned consolidated subsidiary of International Paper (see Note 4) and its sole assets were International Paper 5.25% convertible subordinated debentures. In February 2005, International Paper redeemed these securities at 100.5% of par plus accrued interest.

Effective July 1, 2003, as required by FIN 46, International Paper deconsolidated International Paper Capital Trust III and International Paper Capital Trust, holding approximately $1.3 billion of mandatorily redeemable preferred securities, previously classified as a separate line item on the Company’s consolidated balance sheet, and recorded approximately $1.3 billion of borrowings from these trusts as Long-term debt.

In June 1998, IP Finance (Barbados) Limited, a non-U.S. wholly-owned consolidated subsidiary of International Paper, issued $550 million of preferred securities with a dividend payment based on LIBOR. These preferred securities were redeemed in June 2003 with the proceeds of debt issuances (see Note 12).

Timberlands Capital Corp. II, Inc., a wholly-owned consolidated subsidiary of International Paper, issued $170 million of 4.5% preferred securities in March 2003. These securities were not mandatorily redeemable and were classified in the consolidated balance sheet as a Minority interest. In November 2004, these securities became mandatorily redeemable and were reclassified from Minority interest to Current maturities of long-term debt pursuant to SFAS No. 150 and redeemed in December 2004 (see Note 12).

Distributions paid under all of the preferred securities noted above were $52 million, $111 million and $115 million in 2004, 2003 and 2002, respectively. The expense related to these preferred securities is shown in Minority interest expense in the consolidated statement of operations, except for $32 million in 2004 and $44 million in 2003 included in Interest expense subsequent to the adoption of FIN 46 and reclassifications mandated under SFAS No. 150.

NOTE 9      INCOME TAXES

The components of International Paper’s earnings (loss) from continuing operations before income taxes and minority interest by taxing jurisdiction were:

In millions	2004	2003	2002

Earnings (loss)
U.S.	$271	$(249)	$(73)
Non-U.S.	475	541	379

Earnings from continuing operations before income taxes and minority interest	$746	$292	$306

The provision (benefit) for income taxes by taxing jurisdiction was:				The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

In millions	2004	2003	2002

Current tax provision				In millions	2004	2003
U.S. federal	$161	$173	$175
U.S. state and local	24	11	54	Deferred tax assets:
Non-U.S.	135	100	88	Postretirement benefit accruals	$348	$372
				Prepaid pension costs	320	322
	$320	$284	$317	Alternative minimum and other tax credits	519	474
				Net operating loss carryforwards	1,540	1,767
Deferred tax provision (benefit)				Compensation reserves	186	196
U.S. federal	$(26)	$(271)	$(231)	Legal reserves	98	147
U.S. state and local	5	(72)	(146)	Other	467	449
Non-U.S.	(93)	(54)	(12)
				Gross deferred tax assets	3,478	3,727
	$(114)	$(397)	$(389)	Less: valuation allowance	(137)	(179)

Income tax provision (benefit)	$206	$(113)	$(72)	Net deferred tax assets	$3,341	$3,548

International Paper made income tax payments, net of refunds, of $254 million, $253 million and $270 million in 2004, 2003 and 2002, respectively.

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

				Deferred tax liabilities:
				Plants, properties and equipment	$(2,814)	$(2,867)
				Forestlands	(1,215)	(1,153)
				Other	(263)	(264)
				Total deferred tax liabilities	$(4,292)	$(4,284)

				Net deferred tax liabilities	$(951)	$(736)
In millions	2004	2003	2002

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The increase in 2004 in Deferred income taxes principally reflects the use of U.S. net operating loss carryforwards.

The valuation allowance for deferred tax assets as of January 1, 2004 was $179 million. The net change in the total valuation allowance for the year ended December 31, 2004 was a decrease of $42 million.

The 2004 second-quarter provision for income taxes included a $54 million credit before minority interest ($27 million after minority interest) from the reduction of valuation reserves for capital loss carryovers and a $32 million charge for the adjustment of deferred tax balances. The reduction of valuation reserves reflected capital gains generated by the sale of the CHH Tissue business.

During 2003, International Paper recorded decreases totaling $123 million in the provision for income taxes for significant items occurring in 2003, including a $13 million reduction in the fourth quarter ($26 million before minority interest) for a favorable settlement with Australian tax authorities of net operating loss carryforwards, a $60 million reduction in the third quarter reflecting a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits, and a $50 million

Earnings from continuing operations before income taxes and minority interest
	$746	$292	$306
Statutory U.S. income tax rate	35%	35%	35%

Tax expense using statutory U.S. income tax rate	261	102	107
State and local income taxes	19	(41)	(60)
Tax rate and permanent differences on non-U.S. earnings	(67)	(131)	(47)
Permanent differences on sales of non-strategic assets	–	11	(70)
Non-deductible business expenses	12	14	13
Retirement plan dividends	(7)	(7)	–
Tax benefit on export sales	(7)	(12)	(4)
Minority interest	(35)	(37)	(40)
Net U.S. tax on non-U.S. dividends	52	17	26
Tax credits	(37)	(56)	–
Other, net	15	27	3

Income tax expense (benefit)	$206	$(113)	$(72)

Effective income tax rate	28%	-39%	-24%

reduction in the second quarter reflecting a favorable tax audit settlement and benefits from an overseas tax program.

During the fourth quarter of 2002, International Paper completed a review of its deferred income tax accounts, including the effects of state tax credits and the taxability of the Company’s operations in various state taxing jurisdictions. As a result of this review, the Company recorded a decrease of approximately $46 million in the income tax provision in the 2002 fourth quarter, reflecting the effect of the estimated state income tax effective rate applied to these deferred tax items.

International Paper has federal and non-U.S. net operating loss carryforwards that expire as follows: years 2005 through 2014 - $169 million, years 2015 through 2024 - $2.7 billion, and indefinite carryforwards - $829 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $326 million that expire as follows: years 2005 through 2014 - $84 million, and years 2015 through 2024 - $242 million. International Paper also has federal, non-U.S. and state tax credit carryforwards that expire as follows: years 2005 through 2014 - $52 million, years 2015 through 2024 - $119 million, and indefinite carryforwards - $405 million.

Deferred taxes are not provided for temporary differences of approximately $2.7 billion, $2.5 billion and $1.8 billion as of December 31, 2004, 2003 and 2002, respectively, representing earnings of non-U.S. subsidiaries that are intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences are not practicable.

International Paper is currently being audited by various federal, state and non-U.S. taxing authorities for the tax periods 1995 through 2003. Some of these audits are expected to conclude in 2005. The Company believes that it is adequately accrued for any possible audit adjustments. While the overall resolution of these examinations cannot be determined at this time, the Company may realize a tax benefit, the effects of which could be material to the reported operating results for any given period, if such positions are ultimately sustained.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. International Paper may elect to apply this provision to qualifying earnings repatriations in 2005. As of December 31, 2004, International Paper has started an evaluation of the effects of the repatriation provision, but does not expect to be able to complete this evaluation until the second quarter of 2005. While no repatriation decisions have been made as of December 31, 2004, the range of possible amounts that the Company is considering for repatriation is between zero and $1.8 billion. The related potential range of deferred taxes that would have to be provided should a repatriation decision be made is between zero and $300 million.

NOTE 10     COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements. At December 31, 2004, total future minimum rental commitments under non-cancelable leases were $918 million, due as follows: 2005 - $211 million; 2006 - $170 million; 2007 - $141 million; 2008 - $115 million; 2009 - $67 million; and thereafter - $214 million. Rent expense was $259 million, $262 million and $267 million for 2004, 2003 and 2002, respectively.

Unconditional purchase obligations have been entered into during the ordinary course of business for the purchase of certain pulpwood, logs, wood chips, raw materials, energy and services. At December 31, 2004, total unconditional purchase obligations were $6,853 million, due as follows: 2005 - $2,723 million; 2006 - $447 million; 2007 - $354 million; 2008 - $337 million; 2009 - $292 million; and thereafter - $2,700 million.

International Paper entered into an agreement in 2000 to guarantee, for a fee, an unsecured contractual credit agreement of an unrelated third party customer. The guarantee, which expires in 2008, was made in exchange for a ten-year contract as the exclusive paper supplier to the customer. Both the loan to the customer and the guarantee are unsecured. Under the terms of the guarantee, International Paper could be required to make future payments up to a maximum of $110 million if the third party were to default under the credit agreement. There is no liability recorded on International Paper’s books for the guarantee. It is possible that payments may be required under this guarantee arrangement in the future, although it is uncertain how much or when such payments, if any, might be required.

In connection with sales of businesses, property, equipment, forestlands, and other assets, International Paper commonly makes representations and warranties relating to such businesses or assets, and may enter into indemnification arrangements with respect to tax and environmental liabilities, breaches of representations and warranties, and other matters. Where any liabilities for such matters are probable and subject to reasonable estimation, accrued liabilities are recorded at the time of sale as a cost of the transaction. International Paper believes that possible future unrecorded liabilities for these matters, if any, would not have a material adverse effect on its consolidated financial statements.

Exterior Siding and Roofing Litigation

Three nationwide class action lawsuits relating to exterior siding and roofing products manufactured by Masonite that were filed against International Paper have been settled in recent years.

The first suit, entitled Judy Naef v. Masonite and International Paper, was filed in December 1994 (Hardboard Lawsuit). The plaintiffs alleged that hardboard siding manufactured by Masonite fails prematurely, allowing moisture intrusion that in turn causes damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between January 1, 1980 and January 15, 1998. The Court granted final approval of the settlement on January 15, 1998. The settlement provides for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters in order to qualify for payment with respect to a claim. It also provides for the payment of attorneys’ fees equaling 15% of the settlement amounts paid to class members, with a non-refundable advance of $47.5 million plus $2.5 million in costs. Those amounts were paid to class counsel in 1998. For siding that was installed between January 1, 1980 and December 31, 1989, the deadline for filing claims expired January 18, 2005, and for siding installed between January 1, 1990 through January 15, 1998, claims must be made by January 15, 2008.

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

The Court granted final approval of the settlements of the Omniwood and Woodruf Lawsuits on January 6, 1999. The settlements provide for monetary compensation to class members meeting the settlement requirements on a claims- made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved, and proofs of various other matters. The settlements also provide for payment of attorneys’ fees equaling 13% of the settlement amounts paid to class members with a non-refundable advance of $1.7 million plus $75,000 in costs for each of the two cases. Those amounts were paid in 1999.

The liability for these matters was retained after the sale of Masonite to Premdor Inc. in 2001.

Claim Filing and Determination

Once a claim is determined to be valid under the respective settlement agreement covering the claim, the amount of the claim is determined by reference to a negotiated compensation formula established under the settlement agreements designed to compensate the homeowner for all damage to the structure. The compensation formula is based on (1) the average cost per square foot for product replacement, including material and labor as calculated by industry standards, in the area in which the structure is located, adjusted for inflation, or (2) the cost of appropriate refinishing as determined by industry standards in such area, adjusted for inflation. Persons receiving compensation pursuant to this formula also agree to release International Paper and Masonite from all other property damage claims relating to the product in question.

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

Persons who are class members under the Hardboard, Omniwood and Woodruf Lawsuits who do not pursue remedies under the respective settlement agreement pertaining to such suits may have recourse to warranties, if any, in existence at the expiration of the respective terms established under the settlement agreements for making claims. The warranty period generally extends for 25 years following the installation of the product in question and, although the warranties vary from product to product, they generally provide for a payment of up to two times the purchase price.

Reserve Analysis

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2004, 2003 and 2002.

During 2002, tracking of the actual versus projected number of claims filed and average cost per claim indicated that although total claims costs were approximately equal to projected amounts, the number of claims filed was higher than projected, offsetting the effect of lower average claims payment amounts. Accordingly, updated projections were developed by two third-party consultants utilizing the most current claims experience data. Principal assumptions used in the development of these projections were that the number of Hardboard claims filed, which account for approximately 85% of all claims costs, would average slightly above current levels until January 2005, then would decline by about 70% in 2005 and remain flat to the end of the claims period. Average claims costs were assumed to continue to decline at the rate experienced during the last twelve months.

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

The first consultant provided two statistical outcomes, with the higher outcome indicating a required provision of approximately $430 million. The second consultant provided a range of possible outcomes, with the most probable outcome indicating a required provision of approximately $475 million. The estimate ranged from a low (a 95% probability that future charges would exceed this amount) of $338 million to a high (5% probability that future charges would exceed this amount) of $635 million. Using these projections, management determined that a provision of $450 million should be recorded in the fourth quarter of 2002 as an estimate of the most probable outcome based on the consultants’ projections.

During 2004 and 2003, claims filed and average costs per claim were in line with 2002 projections and no adjustments of reserve balances were required.

Reserve Balances

At December 31, 2004, net reserves for these matters totaled $259 million, including $158 million for the Hardboard Lawsuit, $97 million for the Omniwood Lawsuit and $4 million for the Woodruf Lawsuit.

At December 31, 2004, there were $33 million of costs associated with claims inspected and not paid ($27 million for Hardboard, $5 million for Omniwood and $1 million for Woodruf) and $29 million of costs associated with claims in process and not yet inspected ($24 million for claims related

In millions	Hard- board	Omni- wood	Woodruf	Total

Balance, December 31, 2001	$179	$20	$9	$208
Additional provision	305	134	11	450
Payments	(161)	(16)	(8)	(185)
Insurance collections	34	–	–	34

Balance, December 31, 2002	357	138	12	507
Payments	(129)	(21)	(3)	(153)
Insurance collections	33	–	–	33

Balance, December 31, 2003	261	117	9	387
Payments	(111)	(20)	(5)	(136)
Insurance collections	8	–	–	8

Balance, December 31, 2004	$158	$97	$4	$259

Additional Provisions

In the third quarter of 2001, a determination was made that an additional provision would be required to cover an expected shortfall in the reserves that had arisen since the third quarter of 2000 due to actual claims experience exceeding projections. An additional $225 million was added to the existing reserve balance at that time. This increase was based on third party consultants’ statistical studies of future costs, which analyzed trends in the claims experience through August 31, 2001. The amount was based on a statistical outcome that assumed that Hardboard claims growth continued through mid-2002, then declined by 50% per year. Omniwood claims growth was assumed to continue through mid-2002, decline by 50% in 2003 and thereafter increase at the rate of 10% per year. Woodruf claims were assumed to decline at a rate of 50% per year. Unit costs per claim were assumed to hold at the 2001 level. The statistical model used to develop this outcome also included assumptions on the geographic patterns of claims rates and assumptions related to the cost of claims, including forecasts relating to the rate of inflation. Average claim costs were calculated from historical claims records, taking into consideration structure type, location and source of the claim.

to the Hardboard Lawsuit, $4 million for claims related to the Omniwood Lawsuit and $1 million for claims related to the Woodruf Lawsuit). In addition, there were approximately $11 million of costs associated with administrative and legal fees incurred but not paid prior to year-end. The estimated claims reserve includes $187 million for unasserted claims that are probable of assertion.

While additional reserve balances may be required for future payments under the Woodruf Lawsuit, International Paper believes that the aggregate reserve balance for claims arising in connection with exterior siding and roofing products, described above, are adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims (described below). International Paper is unable to estimate at this time the amount of additional charges, if any, which may be required for these matters in the future.

Claims Statistics

The average settlement cost per claim for the years ended December 31, 2004, 2003, and 2002 for the Hardboard, Omniwood and Woodruf Lawsuits is set forth in the table below:

Average Settlement Cost Per Claim

The above information is calculated by dividing the amount of claims paid by the number of claims paid.

Through December 31, 2004, net settlement payments totaled $866 million ($713 million for claims relating to the Hardboard Lawsuit, $105 million for claims relating to the Omniwood Lawsuit and $48 million for claims relating to the Woodruf Lawsuit), including $51 million of non-refundable attorneys’ advances discussed above ($47.5 million for the Hardboard Lawsuit and $1.7 million for each of the Omniwood Lawsuit and Woodruf Lawsuit). Also, payments of $50 million have been made to the attorneys for the plaintiffs in the Hardboard, Omniwood and Woodruf Lawsuits. In addition, through December 31, 2004, International Paper had received $223 million related to the Hardboard Lawsuit from our insurance carriers.

The following table shows an analysis of claims statistics related to the Hardboard, Omniwood and Woodruf Lawsuits for the years ended December 31, 2004, 2003 and 2002. The table reflects an increase in the number of claims filed in December 2004 on the eve of the January 2005 deadline for filing certain claims under the Hardboard Lawsuit settlement agreement. These increases were anticipated in prior claim projections and did not adversely affect the evaluation of the adequacy of reserve balances at December 31, 2004.

	Hardboard		Omniwood		Woodruf

In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family

December 31, 2004	$2.3	$3.1	$4.3	$4.2	$4.2	$4.0
December 31, 2003	$2.2	$3.0	$3.8	$5.4	$3.9	$1.2
December 31, 2002	$2.4	$4.3	$4.4	$7.7	$4.7	$9.3

Claims Activity

In thousands No. of Claims Pending	Hardboard		Omniwood		Woodruf		Total

	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total

December 31, 2001	30.0	5.4	1.4	0.3	1.5	0.2	32.9	5.9	38.8
No. of Claims Filed	48.3	10.9	3.5	0.5	1.4	0.1	53.2	11.5	64.7
No. of Claims Paid	(36.0)	(9.2)	(2.6)	(0.4)	(1.3)	–	(39.9)	(9.6)	(49.5)
No. of Claims Dismissed	(13.7)	(3.1)	(0.4)	–	(0.5)	–	(14.6)	(3.1)	(17.7)

December 31, 2002	28.6	4.0	1.9	0.4	1.1	0.3	31.6	4.7	36.3
No. of Claims Filed	45.0	9.2	4.9	0.3	1.0	–	50.9	9.5	60.4
No. of Claims Paid	(30.9)	(7.1)	(4.1)	(0.2)	(0.9)	–	(35.9)	(7.3)	(43.2)
No. of Claims Dismissed	(16.3)	(3.3)	(0.9)	–	(0.4)	–	(17.6)	(3.3)	(20.9)

December 31, 2003	26.4	2.8	1.8	0.5	0.8	0.3	29.0	3.6	32.6
No. of Claims Filed	56.0	8.0	5.2	–	0.6	–	61.8	8.0	69.8
No. of Claims Paid	(28.6)	(3.7)	(4.0)	(0.1)	(0.4)	–	(33.0)	(3.8)	(36.8)
No. of Claims Dismissed	(14.9)	(2.1)	(0.6)	–	(0.1)	–	(15.6)	(2.1)	(17.7)

December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9

Insurance Matters

In November 1995, International Paper and Masonite commenced a lawsuit in the Superior Court of the State of California against certain of their insurance carriers (the Indemnification Lawsuit) because of their refusal to indemnify International Paper and Masonite for, among other things, the settlement relating to the Hardboard Lawsuit and the refusal of one insurer, Employer’s Insurance of Wausau (Wausau), to provide a defense of that lawsuit. During the fall of 2001, a trial of Masonite’s claim that Wausau breached its duty to defend (the Breach of Duty Lawsuit) was conducted in a state court in California. The jury found that Wausau had breached its duty to defend Masonite and awarded Masonite $13 million for its expense to defend the Hardboard Lawsuit; an additional $12 million in attorneys’ fees and interest for Masonite’s expense to prosecute the Breach of Duty Lawsuit based on a finding that Wausau had acted in bad faith in refusing to defend the Hardboard Lawsuit and an additional $68 million in punitive damages. In a post-trial proceeding, the court awarded an additional $2 million in attorneys’ fees which Masonite had incurred in the trial of the Breach of Duty Lawsuit.

The trial of the Indemnification Lawsuit against 22 insurers (the Defendants) began in April 2003 to recover $470 million paid to claimants pursuant to the settlement of the Hardboard Lawsuit through May 2003. In July 2003, the jury determined that $383 million of International Paper’s payments to settle these claims are covered by its insurance policies (the Phase I Verdict). In the current phase of the case the court will determine how much of the $383 million can be allocated to the policies of the Defendants. The Company anticipates that, before a judgment is entered, the California court will also make a determination about indemnification for future claims based on the Phase I Verdict. The court will also determine whether amounts paid and to be paid to the plaintiff class counsel pursuant to the settlement of the Hardboard Lawsuit, and administrative expenses that have been and will be incurred in connection with that settlement, are covered by insurance.

A judgment has not yet been entered on the verdict in the Indemnification Lawsuit. It is difficult to predict when the judgment will be entered. This judgment will be subject to appeal when entered. Because of the uncertainties inherent in the litigation, including the outcome of any appeal, International Paper is unable to estimate the amount that it ultimately may recover against its insurance carriers.

The Company is presently engaged in court-ordered mediation with several of the Defendants.

During 2004, International Paper reached settlements with Wausau, with respect to both the Indemnification and the

Breach of Duty Lawsuits, and with four other insurance companies under which International Paper received $164 million, including approximately $118 million received in 2004, and an additional payment of $46 million in January 2005.

In addition, the Company has begun arbitration proceedings against American Excess Insurance Association and ACE Insurance Company, Ltd., to recover additional insurance proceeds.

As of December 31, 2004, International Paper had received an aggregate of $223 million in settlement payments from certain of its insurance carriers which had been named as defendants in the Indemnification Lawsuit or which otherwise provided International Paper with insurance coverage for hardboard siding.

Under an alternative risk-transfer agreement, International Paper contracted with a third party for payment in an amount up to $100 million for certain costs relating to the Indemnification Lawsuit if payments by International Paper with respect thereto exceeded a specified retention that was indexed to account for inflation over a several year period. The agreement with the third party was in excess of liability insurance recoveries obtained by International Paper, which are the subject of the separate litigation described above. Accordingly, International Paper believes that the obligation of the third party with respect to this agreement did not constitute “other valid and collectible insurance” that would either limit or otherwise affect the Company’s right to collect insurance available to it and Masonite under the insurance policies, which are the subject of the Indemnification Lawsuit. At December 31, 2001, International Paper had received the $100 million from the third party.

A dispute between International Paper and the third party, concerning a number of issues, including the relationship of the contract funding obligation to insurance proceeds recovered in the Indemnification Lawsuit, was the subject of an arbitration commenced in 2002 by the third party in London, England and scheduled to begin in February 2004. Before the hearing started, the parties settled the dispute. Under the settlement, International Paper agreed to pay the third party a portion of insurance proceeds recovered by International Paper under its insurance policies, beginning on January 1, 2004 and thereafter, up to a maximum of $95 million. The precise amount that International Paper will pay to the third party under the settlement will depend upon, and will be a specified portion of insurance recoveries received by International Paper after January 1, 2004. As of December 31, 2004, approximately $32 million had been paid to the third party under this settlement.

Antitrust Matters

On May 14, 1999 and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against International Paper, the former Union Camp Corporation (acquired by International Paper in 1999), and other manufacturers of linerboard (the Defendants). These suits allege that the Defendants conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993 through November 30, 1995. These lawsuits, which seek injunctive relief as well as treble damages and other costs associated with the litigation, were consolidated and, on September 4, 2001, certified as a class action. On September 22, 2003, International Paper, along with Weyerhaeuser Co. and Georgia-Pacific Corp., agreed with the class plaintiffs to settle the litigation for an aggregate amount of $68 million. The settlement, of which International Paper’s and Union Camp’s share totaled $24.4 million, was approved by the court in an order entered on December 10, 2003.

Twelve complaints with multiple plaintiffs who opted out of the class action described above, have been filed in various federal district courts around the country. These suits allege that the defendants conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993 through February 28, 1997. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. Another opt-out plaintiff settled its case. All of the remaining federal opt-out cases have been consolidated for pre-trial purposes in the federal court for the Eastern District of Pennsylvania. Discovery in the federal opt-out cases is currently scheduled to conclude in June 2005. Additionally, one opt-out case was originally filed in Kansas state court, but has been removed to federal court and transferred to the Eastern District of Pennsylvania. The plaintiff in that case has filed a motion to remand the case to Kansas state court. The Company is vigorously defending these cases and believes it has valid defenses. However, due to the complexity of evaluating the factors upon which damages might be based (including, but not limited to, the uncertainties of the class period, defendants’ sales to various opt-out plaintiffs, and other defendants’ potential settlements), the Company cannot assess its potential exposure at this time.

In 2000, purchasers of high-pressure laminates filed a number of purported class actions under the federal antitrust laws alleging that International Paper’s Nevamar division (which was part of the Decorative Products division) participated in a price-fixing conspiracy with competitors between January 1, 1994 and June 30, 2000. In 2000 and 2001, indirect purchasers of high-pressure laminates also filed similar purported class action cases under various state antitrust and consumer protection statutes in Arizona, California, Florida, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota,

Tennessee, West Virginia, Wisconsin and the District of Columbia. In the third quarter of 2002, International Paper completed the sale of the Decorative Products operations, but retained any liability for these cases. In June 2003, the federal district court certified the consolidated federal cases as a class action. In 2004, the federal and all of the state cases were settled for a total of $38.5 million. The federal settlement has been approved by the court, and the state cases have all received preliminary approval and are proceeding toward final approval.

On September 16, 2002, International Paper was served in Federal District Court in Columbia, South Carolina with a class action lawsuit by a group of private landowners alleging that International Paper and certain of its fiber suppliers, known as Quality Suppliers, engaged in an unlawful conspiracy to artificially depress the prices at which International Paper procures fibers for its mills. The suit seeks injunctive relief as well as treble damages and other costs associated with the litigation. On March 31, 2004, the case was certified as a class action. International Paper then asked the U.S. Court of Appeals for the Fourth Circuit for permission to appeal the District Court’s order granting class certification, but that request was denied. Discovery and issues concerning class notice are ongoing. On January 10, 2005, with the District Court’s approval, International Paper filed motions requesting dismissal of the plaintiffs’ claim based on plaintiffs’ lack of standing to sue and decertification of the class. The motions are scheduled for hearing on April 7, 2005.

In May 2004, the press reported that European, U.S. and Canadian antitrust authorities were investigating possible cartel activity relating to publication papers. Following these press reports, a number of private plaintiffs filed purported class actions on behalf of purchasers of publication papers in various U.S. federal and state courts. These class actions allege that manufacturers of publication papers, including International Paper, participated in a price fixing consipiracy from 1993 to the present. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in the state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek injunctive relief, as well as treble damages and other costs associated with the litigation. The federal cases were consolidated for pre-trial purposes in December 2004 in the federal court for the District of Connecticut. Discovery and related pretrial proceedings have not yet begun. Discovery in the state cases is expected to be coordinated with the consolidated federal cases. The Company believes it has valid defenses and intends to vigorously defend these cases. However, at this early stage the Company cannot assess its potential exposure.

Summary

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, including the preceding antitrust matters, will not have a material adverse effect on its consolidated financial statements.

NOTE 11     SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

million, $855 million and $904 million, respectively. Total interest expense was $840 million in 2004, $875 million in 2003 and $891 million in 2002. Interest income was $97 million, $103 million and $106 million in 2004, 2003, and 2002, respectively. The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2004 and 2003.

			In millions	Balance January 1, 2004		Other (b)		Additions/ Reductions		Balance December 31, 2004
			Printing Papers	$2,878		$1		$(3	)(c)	$2,876
			Industrial and Consumer Packaging	1,361		9		235	(d)	1,605
			Distribution	334		(35	)(e)	–		299
			Forest Products	190	(a)	–		–		190
In millions at December 31	2004	2003	Carter Holt Harvey	–		35	(f)	(35	)(f)	–
Raw materials	$371	$406	Corporate	30		(6)		–		24
Finished pulp, paper and packaging
products	1,796	1,662	Total	$4,793		$4		$197		$4,994
Finished lumber and panel products	184	127
Operating supplies	351	506

(a)      Restated for the reclassification of Weldwood to Discontinued operations

(b)      Represents the effects of foreign currency translations and reclassifications from other long-term assets

(c)      Represents the reclassification of the goodwill of Fine Papers to Assets of businesses held for sale

(d)      Includes the effects of the acquisition of Box USA ($238 million) offset by the sale of Food Pack S.A. ($3 million)

(e)      Represents the effects of the sale of Scaldia Papier B.V. ($23 million) and the reclassification of the goodwill of Papeteries de France to Assets of businesses held for sale ($12 million)

(f)      Represents goodwill recorded by International Paper upon the acquisition of Plantation Timber Products and the subsequent write-off following an impairment evaluation

Other	16	66

Inventories	$2,718	$2,767

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 70% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $170 million and $133 million at December 31, 2004 and 2003, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2004	2003	In millions			Balance January 1, 2003		Other (b)		Balance December 31, 2003
Pulp, paper and packaging facilities
Mills	$22,165	$21,234
Packaging plants	5,874	5,826	Printing Papers			$2,864		$14		$2,878
Wood products facilities	1,411	1,232	Industrial and Consumer Packaging			1,358		3		1,361
Other plants, properties and equipment	1,925	2,091	Distribution			326		8		334
			Forest Products			187	(a)	3		190
Gross cost	31,375	30,383	Corporate			24		6		30
Less: Accumulated depreciation	17,943	17,123
			Total			$4,759		$34		$4,793
Plants, properties and equipment, net	$13,432	$13,260
			(a) Restated for the reclassification of Weldwood to Discontinued operations (b) Represents the effects of foreign currency translations and reclassifications from other long-term assets

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $11 million in 2004, $9 million in 2003 and $12 million in 2002. Interest payments made during 2004, 2003 and 2002 were $807

The following table presents an analysis of activity related to asset retirement obligations since January 1, 2003:

NOTE 12 DEBT AND LINES OF CREDIT

In December 2004, Timberlands Capital Corp. II, Inc., a wholly-owned consolidated subsidiary of International Paper, redeemed $170 million of 4.5% preferred securities. In November 2004, these preferred securities were reclassified from Minority interest to Current maturities of long-term debt pursuant to SFAS No. 150. Additionally during the fourth quarter of 2004, International Paper redeemed approximately $295 million of mostly domestic debt, including $108 million of 9.77% notes with a maturity date in December 2009 and $88 million of 6.9% industrial development bonds with a maturity date in August 2022.

In November 2004, CHH borrowed $425 million under their multi-currency and commercial paper credit facilities at interest rates ranging from 5.5% to 6.8% to be repaid during 2005. The proceeds from the borrowings were used to repay approximately $305 million of 8.875% notes with a maturity date in December 2004 and to settle maturing cross-currency and interest rate swaps.

In August 2004, an International Paper wholly-owned subsidiary issued 500 million of Euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points that can vary depending upon the credit rating of the Company and a maturity date in August 2009. Also in August 2004, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. In June 2004, these partnership interests had been reclassified from Minority interest to Current maturities of long-term debt pursuant to SFAS No. 150. Additionally, during the third quarter of 2004, approximately $500 million of debt was redeemed, including $150 million of 8.125% notes with a maturity date in June 2024 and $193 million of debt assumed in connection with the Box USA acquisition.

In June 2004, an International Paper wholly-owned subsidiary issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points that can vary depending upon the credit rating of the Company and a maturity date in June 2007, which refinanced $650 million of long-term debt with an interest rate of LIBOR plus 100 basis points and a maturity date in August 2004.

In March 2004, International Paper issued $600 million of 4.00% notes due April 2010 and $400 million of 5.25% notes due April 2016. The proceeds from these issuances were used in April 2004 to retire approximately $1.0 billion of 8.125% coupon rate debt with an original maturity date in July 2005.

In millions	2004	2003

Asset retirement obligation at January 1	$48	$20
Net transition adjustment	–	22
New liabilities	6	–
Liabilities settled	(8)	(4)
Net adjustments to existing liabilities	(6)	8
Accretion expense	1	2

Asset retirement obligation at December 31	$41	$48

This liability is included in Other liabilities in the accompanying consolidated balance sheet together with tax contingency reserves and pension and postretirement liabilities.

The following table presents changes in minority interest balances for the years ended December 31, 2004 and 2003:

In millions	2004	2003

Balance, beginning of year	$1,622	$1,202
Sale of preferred securities of a subsidiary	–	150
Minority interest related to sale of CHH Tissue business	307	–
Currency translation adjustment	125	250
Reclassification of limited partnership interests to debt	(338)	–
CHH share repurchase (a)	(158)	–
Dividends paid	(59)	(114)
Minority interest expense	43	109
Other, net	6	25

Balance, end of year	$1,548	$1,622

(a) In August 2004, Carter Holt Harvey used a portion of the funds generated in connection with the second quarter sale of its Tissue business to repurchase shares from its shareholders, including approximately $158 million that was paid to minority shareholders.

In December 2004, International Paper completed the sale of 1.1 million acres of forestlands in Maine and New Hampshire to a private forest investment company for $244 million. Since International Paper has some continuing interest in these forestlands through a long-term fiber supply agreement, no gain was recognized in 2004 on this transaction. However, the net cash proceeds from the transaction of approximately $242 million are included as a source of cash in the accompanying consolidated statement of cash flows. The deferred gain on the transaction totaling $114 million at December 31, 2004, included in Other liabilities in the accompanying consolidated balance sheet, will be amortized to earnings in future periods over the term of the fiber supply agreement.

A pre-tax early debt retirement expense of $92 million related to the above 2004 redemptions is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In December 2003, International Paper completed a private placement with registration rights of $500 million of 4.25% notes due in January 2009 and $500 million of 5.50% notes due in January 2014. The net proceeds from the notes were used in January 2004 for the redemption of all of the outstanding $805 million aggregate principal amount of International Paper Capital Trust III 7.875% preferred securities originally due in December 2038 and for the repayment or early retirement of other debt.

In conjunction with the Company’s adoption of FIN 46 and FIN 46(R) (see Note 4), Long-term debt at December 31, 2003 (1) increased by $50 million due to the consolidation of an entity that was formerly treated as an operating lease arrangement; (2) decreased by $460 million due to the deconsolidation of an entity that had previously been consolidated; and (3) increased by a net $100 million upon the deconsolidation of an entity created in June 2002. The net $100 million increase included an addition to debt of $450 million representing International Paper’s obligations to the deconsolidated entity and a reduction of $350 million due to the deconsolidation of third-party debt owed by the entity.

Also, related to the application of FIN 46 to certain entities, effective July 1, 2003, International Paper deconsolidated two trusts with holdings of approximately $1.3 billion of mandatorily redeemable preferred securities, previously classified as a separate line item on the Company’s balance sheet, and recorded approximately $1.3 billion of borrowings from the trusts as Long-term debt.

In December 2003, International Paper exercised its option to redeem the securities of one of the trusts effective in January 2004, and consequently, reclassified $830 million to Current maturities of long-term debt. In February 2005, International Paper redeemed the preferred securities of the remaining trust, which were classified in Long-term debt at December 31, 2004.

The implementation of FIN 46 and FIN 46(R) had no adverse affect on existing debt covenants.

In March 2003, International Paper completed a private placement with registration rights of $300 million of 3.80% notes due in April 2008 and $700 million of 5.30% notes due in April 2015. Proceeds from the notes were used to repay approximately $450 million of commercial paper and long-term debt and to redeem $550 million of preferred securities of IP Finance (Barbados) Limited, a non-U.S. consolidated subsidiary of International Paper.

A pre-tax early debt retirement expense of $1 million related to the 2003 redemptions discussed above is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In October 2002, International Paper completed a private placement with registration rights of $1.0 billion aggregate principal amount of 5.85% notes due in October 2012. In November 2002, the sale of an additional $200 million principal amount of 5.85% notes due in October 2012 was completed. The net proceeds of these sales were used to refinance most of International Paper’s $1.2 billion aggregate principal amount of 8% notes due in July 2003, that were issued in connection with the Champion acquisition. The pre- tax early debt retirement cost of $41 million is included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also during 2002, approximately $1.8 billion of long-term debt was repaid, including about $800 million of Champion acquisition debt. Increases in 2002 included approximately $800 million from new borrowings, and non-cash increases of approximately $620 million, including $460 million relating to the consolidation of a debt obligation of a special purpose entity following the modification of the terms of the related agreement.

A summary of long-term debt follows:

Total maturities of long-term debt over the next five years are 2005 - $506 million; 2006 - $882 million; 2007 - $1.2 billion; 2008 - $326 million; and 2009 - $1.3 billion.

At December 31, 2004 and 2003, International Paper classified $87 million and $1.5 billion, respectively, of tenderable bonds, commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2004, International Paper’s unused contractually committed bank credit agreements amounted to $3.2 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. In March 2004, International Paper replaced its maturing $750 million bank credit agreement with a five-year, $1.25 billion bank credit facility maturing in March 2009. Concurrently, an existing three-year bank credit agreement maturing in March 2006 was reduced from $1.5 billion to $750 million. These agreements have a facility fee of 0.15% that is payable quarterly. In addition, in November 2004, International Paper amended its receivables securitization program established in December 2001 to increase the line of credit from $650 million to $1.2 billion of commercial paper-based financings, based on the amount of qualifying receivables. The program extends through November 2007 with a facility fee of 0.20%. There were no borrowings under either the bank credit agreements or receivables securitization program at December 31, 2004.

In November 2004, CHH entered into a short-term multi- currency credit facility with a NZ$400 million line of credit that extends through August 2005 with a facility fee of 0.05%. Also, CHH has an existing NZ$ 325 million multi-currency credit facility that supports its commercial paper program. This facility matures in two tranches from 2006 to 2008. The facility fee ranges from 0.27% to 0.32% at current credit ratings and is payable quarterly. The unused portion of these facilities at December 31, 2004 amounted to approximately NZ$344 million.

At December 31, 2004, outstanding debt included approximately $227 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining a strong investment-grade rating is an important element of International Paper’s corporate finance strategy. At December 31, 2004, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

In millions at December 31	2004	2003

8 7/8% to 10% notes - due 2011 - 2012	$175	$392
8 7/8% notes	––	305
9.25% debentures - due 2011	125	125
8 3/8% to 9 1/2% debentures - due 2015 - 2024	300	300
8 1/8% notes	––	1,000
7 7/8% subordinated debentures	––	830
7% to 7 7/8% notes - due 2005 - 2007	649	1,041
6 7/8% notes - due 2023 - 2029	394	544
6.75% notes - due 2011	1,000	1,000
6.65% notes - due 2037	97	94
6.5% notes - due 2007	149	149
6.4% to 7.75% debentures - due 2025 - 2027	797	791
5.85% notes - due 2012	1,202	1,202
5 1/4% convertible subordinated debentures - due 2025	464	464
5.25% to 5.5% notes - due 2014 - 2015	1,596	1,197
5 3/8% euro notes - due 2006	334	308
5 1/8% debentures - due 2012	102	99
3.8% to 4.25% notes - due 2008 - 2010	1,399	799
Zero-coupon convertible debentures - due 2021	1,141	1,099
Medium-term notes - due 2006 - 2009 (a)	43	52
Floating rate notes - due 2006 - 2010 (b)	1,794	1,127
Environmental and industrial development bonds - due 2005 - 2033 (c,d)	2,150	2,317
Commercial paper and bank notes (e)	227	53
Other (f)	500	249

Total (g)	14,638	15,537
Less: Current maturities	506	2,087

Long-term debt	$14,132	$13,450

(a)      The weighted average interest rate on these notes was 8.1% in 2004 and 2003.

(b)      The weighted average interest rate on these notes was 2.9% in 2004 and 2.4% in 2003. Includes $670 million of Euro borrowings with a weighted average interest rate of 2.7% in 2004.

(c)       The weighted average interest rate on these bonds was 5.6% in 2004 and 5.8% in 2003.

(d)      Includes $22 million of bonds at December 31, 2004 and $23 million of bonds at December 31, 2003, which may be tendered at various dates and/or under certain circumstances.

(e)       The weighted average interest rate was 6.1% in 2004 and 4.2% in 2003. Includes $162 million of New Zealand dollar commercial paper borrowings with an interest rate of 6.8% in 2004.

(f)       Includes $245 million of Australian dollar borrowings with a fixed interest rate of 5.5% and $29 million of New Zealand dollar borrowings with a fixed interest rate of 6.8% in 2004. Also includes $54 million at December 31, 2004 and $86 million at December 31, 2003 related to interest rate swaps treated as fair value hedges.

(g)      The fair market value was approximately $15.3 billion at December 31, 2004 and $16.4 billion at December 31, 2003.

Contingently Convertible Securities

Included in debt at December 31, 2004 and 2003 were $2.1 billion principal amount at maturity of zero-coupon convertible senior debentures with a 20-year term. This debt accretes to face value at maturity at a rate of 3.75% per annum. Beginning on June 20, 2004, and every June 20th and December 20th until maturity, the debentures are subject to an increased accretion rate if the closing sales price of the Company’s common stock is equal to or less than 60% of the then current conversion price of the notes for any 20 trading days out of the last 30 consecutive trading days ending three business days prior to June 20, 2004, or later semiannual date. The conversion price of the notes as of December 31, 2004 was $56.96, and the bonds were not subject to an increased accretion rate for the semiannual period beginning December 20, 2004.

These debentures may be converted into shares of the Company’s common stock at a conversion ratio of 9.5111 shares per $1,000 principal amount at maturity of debentures, which was equal to an initial conversion price of $50.01 per share of the Company’s common stock. The debenture holders may convert their debentures into the Company’s common stock prior to maturity under any of the following circumstances: (1) the closing sales price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the day prior to the surrender date is more than 120% (declining by .256% at the end of each semi-annual period over the life of the debentures to 110%) of the then-current conversion price; (2) International Paper’s credit rating is downgraded by each of Moody’s and S&P to below Baa3 and BBB-, respectively; (3) the Company has called the notes for redemption; (4) the Company distributes to all holders of the Company’s common stock certain rights entitling them to purchase, for a period expiring within 60 days, common stock at less than the closing sales price of the Company’s common stock at the time; or (5) the Company distributes to all holders of our common stock, the assets, debt securities or certain rights to purchase the Company’s debt securities, which distribution has a per share value exceeding 12.5% of the closing sales price of the Company’s common stock on the day preceding the declaration for such distribution.

Beginning in the fourth quarter of 2004, as required by a recent FASB consensus, the dilutive effect of the convertible notes has been reflected in diluted earnings per share in periods when dilutive (see the caption “Information About Capital Structure – Contingently Convertible Securities” in Note 4), with prior periods restated.

Security holders have the right to require repurchase of these securities on June 20th in each of the years 2006, 2011 and 2016, at a repurchase price equal to the accreted principal amount to the repurchase date. The repurchase may be for International Paper common stock or cash, or a combination of both, at the Company’s option.

International Paper also has the option to redeem the securities for cash after June 19, 2006. On or after June 20, 2006 and prior to June 20, 2008, the redemption may only occur if the closing sales price of the Company’s common stock exceeds 120% of the then-current conversion price for at least 20 trading days in the 30 consecutive trading days ending on the date redemption notice is given. On or after June 20, 2008, the redemption price will be equal to the then-accreted principal amount plus any accrued and unpaid cash interest to the redemption date.

NOTE 13     DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. For hedges that meet the criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in other current or noncurrent assets or liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument’s change in fair value, if any, would be recognized currently in earnings together with the changes in fair value of any derivatives not designated as hedges.

Interest Rate Risk

Interest rate swaps may be used to manage interest rate risks associated with International Paper’s debt. Some of these instruments qualify for hedge accounting in accordance with SFAS No. 133 and others do not. Interest rate swap agreements with a total notional amount at December 31,

2004 of approximately $500 million and maturities ranging from two to 19 years do not qualify as hedges under SFAS No. 133 and, consequently, were recorded at fair value on the transition date by a pre-tax charge of approximately $20 million to earnings in 2001 upon adoption of SFAS No. 133. For the years ended December 31, 2004, 2003 and 2002, the change in fair value of these swaps was immaterial.

The remainder of International Paper’s interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2004 and 2003, outstanding notional amounts for its interest rate swap fair value hedges amounted to approximately $2.2 billion and $2.1 billion, respectively. The fair values of these swaps were net assets of approximately $70 million and $113 million at December 31, 2004 and 2003, respectively.

In 2004, International Paper cash settled interest rate swaption contracts for a loss of $10 million, which was recorded in earnings.

In April 2004, interest rate swaps with a notional value of $500 million were terminated in connection with the early retirement of International Paper’s $1.0 billion notes due in July 2005. The resulting gain of approximately $14 million is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

In November 2002, interest rate swaps with a notional value of $550 million were terminated in connection with the early retirement of International Paper’s $1.2 billion notes due in July 2003. The resulting gain of approximately $6 million is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

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

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper has used swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in OCI. On the date a contract matures, the gain or loss is reclassified into cost of products sold concurrently with the recognition of the commodity purchased. For the year ended December 31, 2004, the reclassification from OCI to earnings was immaterial. For the years ended 2003 and 2002, the reclassifications to earnings were after-tax gains of $24 million and after-tax losses of $10 million, respectively. These amounts represent the after-tax cash settlements on the maturing energy hedge contracts. Unrealized after-tax losses of $2 million and after-tax gains of $12 million and $24 million were recorded to OCI during the years ended December 31, 2004, 2003 and 2002, respectively. There were no outstanding energy hedge contracts as of December 31, 2004.

Foreign Currency Risk

International Paper’s policy has been to hedge certain investments in non-U.S. operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into long-term cross- currency and interest rate swaps or short-term foreign exchange contracts. These financial instruments are effective as a hedge against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the non-U.S. operation’s net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. For the years ended December 31, 2004, 2003 and 2002, net losses included in the cumulative translation adjustment on derivative and debt instruments hedging foreign net investments amounted to $74 million, $89 million and $46 million after taxes and minority interest, respectively. Cumulative after-tax losses of $50 million on net investment hedges were included in the loss on sale of Weldwood in Discontinued operations in 2004.

Long-term cross-currency and interest rate swaps and short- term currency swaps have been used to mitigate the risk associated with changes in foreign exchange rates, affecting the fair value of debt denominated in a foreign currency. In 2004, CHH paid $180 million to settle these hedges concurrent with the repayment of the related debt. Prior to the settlement, the impact on earnings from the derivative revaluations were substantially offset by the earnings impact from remeasuring the foreign currency debt each period.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of five years or less as of December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, net unrealized gains totaling $72 million, $53 million and $49 million after taxes and minority interest, respectively, were recorded to OCI. Net gains after taxes and minority interest of $26 million, $41 million and $14 million were reclassified to earnings for the years ended December 31, 2004, 2003 and 2002, respectively. Of the net gains reclassified to earnings in 2004, $6 million related to hedges that are no longer probable. As of December 31, 2004, gains of $40 million after taxes and minority interest are expected to be reclassified to earnings in 2005. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 14     CAPITAL STOCK

The authorized capital stock at both December 31, 2004 and 2003 consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

NOTE 15     RETIREMENT PLANS

U.S. Defined Benefit Plans

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for this pension plan will receive an additional company contribution to their savings plan (see “Other Plans” on page 74).

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made no contribution in 2003 or 2004, and does not expect to make any contributions in 2005 or 2006, to the qualified defined benefit plan. The nonqualified plan is only funded to the extent of benefits paid which are expected to be $21 million in 2005.

Net Periodic Pension Expense (Income)

Service cost is the actuarial present value of benefits attributed by the plans’ benefit formula to services rendered by employees during the year. Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current year earnings from the investment of plan assets using an estimated long-term rate of return.

Net periodic pension expense (income) for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2004	2003	2002

Service cost	$115	$107	$96
Interest cost	467	469	466
Expected return on plan assets	(592)	(598)	(663)
Actuarial loss	94	57	7
Amortization of prior service cost	27	25	19

Net periodic pension expense (income) (a)	$111	$60	$(75)

(a)      Excludes $3.4 million, $8.3 million and $2.6 million in 2004, 2003 and 2002, respectively, in curtailment losses, and $1.4 million, $6.3 million and $2.4 million in 2004, 2003 and 2002, respectively, of special termination benefits, in connection with a cost reduction program and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $0.3 million and $8.8 million of curtailment losses in 2003 and 2002, respectively, and $10.6 million of settlement gains in 2002, related to the divestitures of Masonite, Flexible Packaging, Decorative Products and other smaller businesses that were recorded in Net losses (gains) on sales and impairments of businesses held for sale in the consolidated statement of operations.

The increase in 2004 U.S. pension expense, and the change in 2003 to net pension expense from income in 2002, were principally due to a reduction in 2003 in the expected long-

term rate of return on plan assets and an increase in the amortization of unrecognized actuarial losses, with smaller impacts from reductions in the discount rate and the assumed rate of future compensation increase.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 87, “Employers’ Accounting for Pensions.” These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year.

Weighted average assumptions used to determine net pension expense (income) for 2004, 2003 and 2002 were as follows:

discount rate to 5.75% in 2005 from 6.00% in 2004, and a decrease in the expected return on assets to 8.50% in 2005 from 8.75% in 2004.

The following illustrates the effect on pension expense for 2005 of a 25 basis point decrease in these assumptions:

				In millions			2005

				Expense/(Income):
				Discount rate			$22
				Expected long-term return on plan assets			16
				Rate of compensation increase			(5)
	2004	2003	2002

Investment Policy / Strategy

Plan assets are invested to maximize returns within prudent levels of risk and to maintain full funding of the benefit obligations. The target allocations by asset class are summarized in the following table. Investments are diversified across classes and within each class to minimize risk. The investment policy permits the use of swaps, options, forwards and futures contracts. Periodic reviews are made of investment policy objectives and investment managers.

International Paper’s pension plan asset allocation by type of fund at December 31, 2004 and 2003, and target allocations by asset category are as follows:

Discount rate	6.00%	6.50%	7.25%
Expected long-term return on plan assets	8.75%	8.75%	9.25%
Rate of compensation increase	3.25%	3.75%	4.50%
Weighted average assumptions used to determine benefit obligations as of December 31, 2004 and 2003 were as follows:

		2004	2003			Percentage of Plan Assets
						at December 31,
Discount rate		5.75%	6.00%	Asset Category	Target Allocations	2004	2003
Rate of compensation increase		3.25%	3.25%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study, in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 570 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2005, the Company will use an expected long-term rate of return on plan assets of 8.50%, a discount rate of 5.75% and an assumed rate of compensation increase of 3.25%. The Company estimates that it will record net pension expense of approximately $210 million for its U.S. defined benefit plans in 2005, principally reflecting an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, a decrease in the assumed

				Equity securities	52% - 63%	62%	62%
				Debt securities	26% - 34%	27%	27%
				Real estate	5% - 10%	8%	8%
				Other	2% - 8%	3%	3%

				Total		100%	100%

				No plan assets were invested in International Paper common stock at December 31, 2004 or 2003. At December 31, 2004, total future pension benefit payments are estimated as follows:

				In millions

				2005			$516
				2006			511
				2007			508
				2008			510
				2009			514
				2010 - 2014			2,746

Minimum Pension Liability Adjustment

At December 31, 2002, International Paper’s qualified defined benefit pension plan had a prepaid benefit cost of approximately $1.7 billion. At the same date, the market value of the plan assets was less than the accumulated benefit obligation (ABO) for this plan. In accordance with the requirements of SFAS No. 87, the prepaid asset was reversed and an additional minimum liability of $2.7 billion was established equal to the shortfall of the market value of plan assets below the ABO plus the prepaid benefit cost. This resulted in an after-tax direct charge to Accumulated other comprehensive income (OCI) of $1.5 billion, with no impact on earnings, earnings per share or cash. This reduction to Shareholders’ equity had no adverse affect on International Paper’s debt covenants.

Strong actual returns on plan assets in the fourth quarters of 2004 and 2003 increased the market value of plan assets by more than the increase in the ABO, resulting in a reduction in the required additional minimum pension liability. As a result, credits to after-tax OCI were recognized in the amount of $41 million and $163 million at December 31, 2004 and 2003, respectively. International Paper also incurred adjustments to the nonqualified plan additional minimum liabilities and recorded charges to OCI of $8 million and $13 million, at December 31, 2004 and 2003, respectively.

The following table summarizes the projected and accumulated benefit obligations and fair values of plan assets for the qualified and nonqualified defined benefit plans at December 31, 2004 and 2003:

million in 2005 and $41 million in 2006, while decreasing expense by $14 million in 2007.

The following table shows the changes in the benefit obligation and plan assets for 2004 and 2003, and the plans’ funded status and amounts recognized in the consolidated balance sheet as of December 31, 2004 and 2003. The benefit obligation as of December 31, 2004 increased by $395 million, principally as a result of a decrease in the discount rate used in computing the estimated benefit obligation. Plan assets increased by $309 million, principally reflecting higher actual market returns.

			In millions	2004	2003

			Change in projected benefit obligation:
			Benefit obligation, January 1	$7,899	$7,111
			Service cost	115	107
			Interest cost	467	469
			Actuarial loss	288	555
			Benefits paid	(537)	(486)
			Acquisitions	1	–
			Restructuring	1	(13)
			Special termination benefits	1	6
			Plan amendments	59	150

			Benefit obligation, December 31	$8,294	$7,899
In millions	2004	2003
			Change in plan assets:
Projected benefit obligation	$8,294	$7,899	Fair value of plan assets, January 1	$6,436	$5,584
Accumulated benefit obligation	7,927	7,572	Actual return on plan assets	797	1,318
Fair value of plan assets	6,745	6,436	Company contributions	49	18
			Benefits paid	(537)	(486)

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 13 years) to the extent that they are not offset by gains and losses in subsequent years. Unrecognized actuarial losses shown in the following table were $2.6 billion in 2004 and 2003. While actual future amortization charges will be affected by future gains/losses, amortization of cumulative unrecognized losses as of December 31, 2004 is expected to increase pension expense by approximately $53

			Acquisitions	–	4
			Divestitures	–	(2)

			Fair value of plan assets, December 31	$6,745	$6,436

			Funded status	$(1,549)	$(1,463)
			Unrecognized actuarial loss	2,632	2,645
			Unamortized prior service cost	330	300

			Prepaid benefit costs	$1,413	$1,482

			Amounts recognized in the consolidated balance sheet consist of:
			Accrued benefit liability	$(1,182)	$(1,136)
			Intangible asset	330	300
			Minimum pension liability adjustment included in accumulated other comprehensive income	2,265	2,318

			Net amount recognized	$1,413	$1,482

Non-U.S. Defined Benefit Plans

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

and certain hourly employees of International Paper an opportunity to accumulate personal funds, and to provide additional benefits to employees hired after June 30, 2004 for their retirement. Contributions may be made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, International Paper matches the employees’ basic voluntary contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Such contributions to the plans totaled approximately $87 million, $95 million and $66 million for the plan years ending in 2004, 2003 and 2002, respectively. The net assets of these plans were approximately $4.3 billion as of the 2004 plan year-end including approximately $789 million (18.5%) in International Paper common stock.

NOTE 16     POSTRETIREMENT BENEFITS

U.S. Postretirement Benefits

International Paper provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. These employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Excluded from company-provided medical benefits are salaried employees whose age plus years of employment with the Company total less than 60 as of January 1, 2004. International Paper does not fund these benefits prior to payment and has the right to modify or terminate certain of these plans in the future.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In accordance with FSP FAS 106-2, the effects of the Act on International Paper’s plans have been recorded prospectively beginning July 1, 2004. This resulted in a reduction in 2004 of net postretirement benefit cost of approximately $8 million and a reduction of the accumulated postretirement benefit obligation of approximately $110 million, which is treated as a reduction of unrecognized actuarial losses that are amortized to expense over the average remaining service period of employees eligible for postretirement benefits. In addition, net postretirement benefit cost in 2004 was reduced by $5 million, and the accumulated postretirement benefit obligation by $56 million, reflecting assumptions about plan participation.

In millions	2004	2003	2002

Service cost	$32	$28	$22
Interest cost	34	29	25
Expected return on plan assets	(29)	(24)	(24)
Actuarial loss	5	5	1
Amortization of prior service cost	1	1	1
Curtailment gain	–	(1)	–
Estimated expenses	1	1	1

Net periodic pension expense (a)	$44	$39	$26

(a)      Excludes $19.4 million of net settlement gains and $1.2 million of curtailment gains in 2004 related to the divestitures of Weldwood, Papeteries de Souche and the CHH Tissue business that were recorded in Net losses (gains) on sales and impairments of businesses held for sale in the consolidated statement of operations.

The following table shows the changes in the benefit obligation for 2004 and 2003.

In millions		2004	2003

Change in projected benefit obligation:
Benefit obligation, January 1		$587	$422
Obligations for additional plans		9	15
Service cost		32	28
Interest cost		34	29
Plan participants’ contributions		7	4
Plan amendments		(3)	–
Divestitures		(292)	–
Settlement / curtailment gains		–	(1)
Actuarial loss		10	18
Benefits paid		(41)	(24)
Effect of foreign currency exchange rate movements		22	96

Benefit obligation, December 31		$365	$587

The fair value of plan assets for non-U.S. plans amounted to $255 million and $423 million at December 31, 2004 and 2003, respectively. The reduction in plan assets is mainly due to the sale of Weldwood. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and fair values of plan assets totaled $272 million, $240 million, and $164 million, respectively. Plan assets consist principally of common stock and fixed income securities. Adjustments to the non-U.S. plans’ additional minimum liabilities resulted in a credit to OCI of $1 million and a charge of $4 million after taxes and minority interest at December 31, 2004 and 2003, respectively.

Other Plans

International Paper sponsors defined contribution plans (primarily 401(k)) to provide substantially all U.S. salaried

The components of postretirement benefit expense in 2004, 2003 and 2002 were as follows:

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2004 by approximately $54 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2004 by approximately $50 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $4 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2004 and 2003:

In millions	2004	2003	2002

Service cost	$6	$7	$8
Interest cost	52	54	59
Actuarial loss	35	23	12
Amortization of prior service cost	(40)	(29)	(20)	In millions	2004	2003

Net postretirement benefit cost (a)	$53	$55	$59	Change in benefit obligation:
				Benefit obligation, January 1	$1,000	$890

(a)      Excludes $1.0 million, $5.3 million and $1.2 million of curtailment gains in 2004, 2003 and 2002, respectively, and $1.0 million and $1.3 million of special termination benefits in 2004 and 2003, respectively, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $1 million of curtailment gains in 2002 related to the divestitures of Masonite, Flexible Packaging, Decorative Products and other smaller businesses that were recorded in Net losses (gains) on sales and impairments of businesses held for sale in the consolidated statement of operations.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The discount rate assumptions used to determine net cost for the years ended December 31, 2004, 2003 and 2002 were as follows:

				Service cost	6	7
				Interest cost	52	54
				Participants’ contributions	38	31
				Actuarial (gain) loss	(118)	292
				Benefits paid	(138)	(134)
				Plan amendments	(5)	(141)
				Restructuring	2	–
				Special termination benefits	1	1

				Benefit obligation, December 31	$838	$1,000

				Change in plan assets:
				Fair value of plan assets, January 1	$–	$–
				Company contributions	100	103
				Participants’ contributions	38	31
				Benefits paid	(138)	(134)

				Fair value of plan assets, December 31	$–	$–

2004		2003	2002

Discount rate	6.00%	6.38%	7.25%	Funded status	$(838)	$(1,000)
				Unamortized prior service cost	(229)	(267)
The weighted average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 were as follows:				Unrecognized actuarial loss	357	510

				Accrued benefit cost	$(710)	$(757)

				At December 31, 2004, estimated total future postretirement benefit payments, net of participant contributions, and estimated future Medicare Part D subsidy receipts are as follows:

	2004		2003

Discount rate	5.75%		6.00%
Health care cost trend rate assumed for the next year	10.00%		10.00%	In millions	Benefit Payments	Subsidy Receipts
Rate that the cost trend rate gradually declines to	5.00%		5.00%
Year that the rate reaches the rate it is assumed to remain	2009		2008	2005	$95	$–
				2006	94	(11)
				2007	92	(11)
				2008	89	(11)
				2009	86	(11)
				2010 - 2014	390	(55)

Non-U.S. Postretirement Benefits

In addition to the U.S. plan, certain Canadian and Brazilian employees are eligible for retiree health care and life insurance. Net postretirement benefit costs for our non-U.S. plans were $5 million for 2004, which excludes $22.1 million of income for settlements related to the divestiture of Weldwood that were recorded in net losses on sales in Discontinued operations in the consolidated statement of operations, and $5 million for 2003. The benefit obligation for these plans was $20 million in 2004 and $43 million in 2003. The reduction in benefit obligation reflects the sale of Weldwood.

NOTE 17      INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of nonemployee members of the Board of Directors (Committee) who are not eligible for awards. Also, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 5,435 and 9,710 issued and outstanding at December 31, 2004 and 2003, respectively. We also have other performance-based restricted share/unit programs available to senior executives and directors.

International Paper applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our plans.

Stock Option Program

International Paper accounts for stock options using the intrinsic value method under APB Opinion No. 25. Under this method, compensation expense is recorded over the related service period when the market price exceeds the option price at the measurement date, which is the grant date for International Paper’s options. No compensation expense is recorded as options are issued with an exercise price equal to the market price of International Paper stock on the grant date.

During each reporting period, fully diluted earnings per share is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Under the program, officers and certain other employees may be granted options to purchase International Paper common stock. The option price is the market price of the stock on the close of business on the day prior to the date of grant. Options must be vested before they can be exercised. Upon exercise of an option, a replacement option may be granted under certain circumstances with an exercise price equal to the market price at the time of exercise and with a term extending to the expiration date of the original option.

Beginning in 2005, U.S. employees will no longer receive stock option awards. These benefits will be replaced with performance share awards or enhanced management incentive plan awards.

For pro forma disclosure purposes, the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively:

	2004	2003	2002

Initial Options (a)
Risk-Free Interest Rate	3.23%	2.46%	3.29%
Price Volatility	24.41%	24.06%	33.99%
Dividend Yield	2.53%	2.71%	2.74%
Expected Term in Years	3.50	3.50	3.50
Replacement Options (b)
Risk-Free Interest Rate	2.14%	1.59%	2.92%
Price Volatility	22.83%	23.70%	38.62%
Dividend Yield	2.30%	2.57%	2.33%
Expected Term in Years	1.60	1.75	1.80

(a)      The average fair market values of initial option grants during 2004, 2003 and 2002 were $6.90, $5.86 and $8.77, respectively.

(b)      The average fair market values of replacement option grants during 2004, 2003 and 2002 were $4.76, $4.39 and $8.59, respectively.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2004:

Performance - Based Restricted Shares

Under the Restricted Performance Share Program, contingent awards of International Paper common stock are granted by the Committee. Shares are earned on the basis of International Paper’s financial performance over a period of consecutive calendar years as determined by the Committee. Under a Restricted Performance Share Program approved during 2001 and amended in 2004, awards vesting over a three-year period were granted in 2002, 2003 and 2004. Compensation expense for this variable plan is recorded over the applicable vesting period.

The following summarizes the activity of all performance-based programs for the three years ending December 31, 2004:

Options (a,b)	Weighted Average Exercise Price
Outstanding at December 31, 2001	29,110,125	$41.28
Granted	11,927,766	37.36
Exercised	(1,345,421)	34.62
Forfeited	(1,841,489)	40.51
Expired	(696,961)	51.24

Outstanding at December 31, 2002	37,154,020	40.11	Shares
Granted	11,315,401	37.08	Outstanding at December 31, 2001	1,214,100
Exercised	(2,778,038)	31.87	Granted (a)	583,690
Forfeited	(1,823,244)	41.19	Issued	(330,437)
Expired	(1,062,311)	51.71	Forfeited	(190,013)

Outstanding at December 31, 2003	42,805,828	39.51	Outstanding at December 31, 2002	1,277,340
Granted	9,663,303	39.70	Granted (a)	658,155
Exercised	(4,726,957)	34.60	Issued	(586,237)
Forfeited	(1,059,215)	40.86	Forfeited	(164,803)
Expired	(1,248,052)	51.40
Outstanding at December 31, 2003	1,184,455
Outstanding at December 31, 2004	45,434,907	$39.70	Granted (a)	1,581,442
Issued	(391,691)
(a) The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No. 123. The tandem restricted shares accompanying these options are expensed over their vesting period. (b) The table includes options outstanding under an acquired company plan under which options may no longer be granted.	Forfeited	(128,957)

Outstanding at December 31, 2004	2,245,249

(a)      The weighted average fair value of performance shares granted was $42.95, $35.34 and $40.09 in 2004, 2003 and 2002, respectively.

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

The following table summarizes information about stock options outstanding at December 31, 2004:
Options Outstanding	Options Exercisable
Range of Exercise Prices	Options Outstanding as of 12/31/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Outstanding as of 12/31/04	Weighted Average Exercise Price
$29.31-$33.80	6,995,810	6.6	$31.80	6,880,025	$31.77
$33.81-$39.77	20,253,440	7.7	$37.16	6,407,275	$36.34
$39.78-$45.74	12,435,641	6.8	$41.38	7,737,871	$41.84
$45.75-$51.71	2,023,345	3.6	$47.37	2,023,345	$47.37
$51.72-$57.68	594,292	0.8	$54.52	594,292	$54.52
$57.69-$63.65	2,954,179	4.5	$59.10	2,954,179	$59.10
$63.66-$66.81	178,200	5.0	$64.70	178,200	$64.70

45,434,907	6.8	$39.70	26,775,187	$40.69

The following summarizes the activity of the Continuity Award Program for the three years ending December 31, 2004:

Shares

Outstanding at December 31, 2001	344,098
Granted (a)	14,000
Issued	(79,526)
Forfeited (b)	(40,500)

Outstanding at December 31, 2002	238,072
Granted (a)	149,500
Issued	(60,912)
Forfeited (b)	(22,500)

Outstanding at December 31, 2003	304,160
Granted (a)	31,500
Issued	(22,700)
Forfeited (b)	(26,461)

Outstanding at December 31, 2004	286,499

(a) The weighted average fair value of restricted shares granted was $43.20, $37.20 and $43.88 in 2004, 2003 and 2002, respectively.

(b) Also includes restricted shares canceled when tandem stock options were awarded. No tandem options were awarded in 2004, 2003 or 2002.

At December 31, 2004 and 2003, a total of 20.3 million and 14.9 million shares, respectively, were available for grant under the LTICP. In 2004, shareholders approved an additional 14 million shares to be used for restricted stock, including grants of performance-based restricted stock, as well as stock options, SARs and performance-based restricted stock units. In 2003, shareholders had approved an additional 10 million shares to be made available for grant, with 100 thousand of these shares reserved specifically for the granting of restricted stock. No additional shares were made available during 2002. A total of 14.9 million shares and 2.3 million shares were available for the granting of restricted stock as of December 31, 2004 and 2003, respectively.

The compensation cost charged to earnings for all the incentive plans under the LTICP was $29 million for both 2004 and 2003, and $28 million for 2002.

Interim Financial Results (Unaudited) (a)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year

2004
Net Sales	$6,138		$6,229		$6,578		$6,603		$25,548
Gross Margin(b)	1,518		1,599		1,720		1,715		6,552
Earnings From Continuing Operations Before Income Taxes and Minority Interest	96	(c)	110	(e)	332	(g)	208	(h)	746	(c,e,g,h)
Earnings (Loss) From Discontinued Operations	22	(d)	131	(d)	(678)	(d)	12	(d)	(513	)(d)
Net Earnings (Loss)	73	(c,d)	193	(d,e,f)	(470)	(d,g)	169	(d,h)	(35	)(c-h)
Basic Earnings Per Share of Common Stock
Earnings From Continuing Operations	$0.10	(c)	$0.13	(e,f)	$0.43	(g)	$0.32	(h)	$0.98	(c,e,f,g,h)
Earnings (Loss) From Discontinued Operations	0.05	(d)	0.27	(d)	(1.40)	(d)	0.03	(d)	(1.05	)(d)
Net Earnings (Loss)	0.15	(c,d)	0.40	(d,e,f)	(0.97)	(d,g)	0.35	(d,h)	(0.07	)(c-h)
Diluted Earnings Per Share of Common Stock
Earnings From Continuing Operations	$0.10	(c)	$0.13	(e,f)	$0.42	(g)	$0.32	(h)	$0.98	(c,e,f,g,h)
Earnings (Loss) From Discontinued Operations	0.05	(d)	0.27	(d)	(1.33)	(d)	0.03	(d)	(1.05	)(d)
Net Earnings (Loss)	0.15	(c,d)	0.40	(d,e,f)	(0.91)	(d,g)	0.35	(d,h)	(0.07	)(c-h)
Dividends Per Share of Common Stock	0.25		0.25		0.25		0.25		1.00
Common Stock Prices
High	$45.01		$44.81		$44.65		$42.52		$45.01
Low	39.80		37.91		38.22		37.12		37.12

2003
Net Sales	$5,803		$5,965		$6,053		$6,134		$23,955
Gross Margin(b)	1,508		1,540		1,536		1,493		6,077
Earnings From Continuing Operations Before Income Taxes and Minority Interest	128	(i)	92	(k)	65	(m)	7	(o)	292	(i,k,m,o)
Earnings (Loss) From Discontinued Operations	1	(d)	(5)	(d)	9	(d)	16	(d)	21	(d)
Net Earnings	44	(d,i,j)	88	(d,k,l)	122	(d,m,n)	48	(d,o,p)	302	(d,i-p)
Basic Earnings Per Share of Common Stock Earnings From Continuing Operations	$0.11	(i)	$0.20	(k,l)	$0.23	(m,n)	$0.08	(o,p)	$0.62	(i,k-p)
Earnings (Loss) From Discontinued Operations	–	(d)	(0.01)	(d)	0.02	(d)	0.03	(d)	0.04	(d)
Net Earnings	0.09	(d,i,j)	0.19	(d,k,l)	0.25	(d,m,n)	0.10	(d,o-q)	0.63	(d,i-q)
Diluted Earnings Per Share of Common Stock
Earnings From Continuing Operations	$0.11	(i)	$0.19	(k,l)	$0.23	(m,n)	$0.07	(o,p)	$0.61	(i,k-p)
Earnings (Loss) From Discontinued Operations	–	(d)	(0.01)	(d)	0.02	(d)	0.03	(d)	0.04	(d)
Net Earnings	0.09	(d,i,j)	0.18	(d,k,l)	0.25	(d,m,n)	0.10	(d,o-q)	0.63	(d,i-q)
Dividends Per Share of Common Stock	0.25		0.25		0.25		0.25		1.00
Common Stock Prices
High	$38.65		$39.39		$41.50		$43.32		$43.32
Low	33.09		33.17		35.31		36.57		33.09

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amount may not equal to the sum of the four quarters.

Footnotes to Interim Financial Results

(a)      All periods presented have been restated to reflect the Carter Holt Harvey Tissue business and the Weldwood of Canada Limited business as Discontinued operations.

(b)      Gross margin represents net sales less cost of products sold.

(c)      Includes a $14 million charge before taxes ($9 million after taxes) for organizational restructuring programs, a $16 million charge before taxes ($10 million after taxes) for losses on early debt extinguishment, a credit of $9 million before taxes ($6 million after taxes) to adjust estimated gains/losses of businesses previously sold, and a credit of $7 million before taxes ($4 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(d)      Includes net income of Weldwood and Carter Holt Harvey’s Tissue business prior to their sales in the fourth and second quarters of 2004, respectively. Also included in the 2004 second quarter is a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) for sale of the Carter Holt Tissue business; in the 2004 third quarter is a charge of $306 million before taxes ($716 million after taxes) to write down the assets of Weldwood to their estimated net realizable value; and in the 2004 fourth quarter is a charge of $17 million before taxes ($5 million credit after taxes) to adjust the loss on the sale of Weldwood.

(e)      Includes a $42 million charge before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs, a $65 million charge before taxes ($40 million after taxes) for losses on early debt extinguishment, a charge of $36 million before taxes and minority interest ($32 million after taxes and minority interest) for estimated losses of businesses held for sale, and a credit of $5 million before taxes and minority interest ($3 million after taxes and minority interest) for the net reversal of restructuring and realignment reserves no longer required.

(f)       Includes a $5 million increase, net of minority interest, in the income tax provision reflecting an adjustment of deferred tax balances and a reduction of valuation reserves for capital loss carryovers.

(g)      Includes an $18 million charge before taxes and minority interest ($11 million after taxes and minority interest) for organizational restructuring programs, a charge of $29 million before minority interest ($15 million after minority interest) for the impairment of goodwill, a charge of $8 million before taxes ($5 million after taxes)

for losses on early debt extinguishment, a credit of $103 million before taxes ($64 million after taxes) for insurance recoveries, a net charge of $38 million before and after taxes for estimated losses of businesses sold or held for sale, and a credit of $6 million before taxes ($4 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(h)      Includes a $10 million charge before taxes ($6 million after taxes) for litigation settlements, a $6 million charge before minority interest ($3 million after minority interest) for the impairment of goodwill, a $3 million charge before taxes ($2 million after taxes) for losses on early debt extinguishment, a credit of $20 million before taxes ($12 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a charge of $79 million before taxes ($64 million after taxes) for estimated losses of businesses sold or held for sale, and a credit of $17 million before taxes ($11 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(i)       Includes a $23 million charge before taxes and minority interest ($14 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions.

(j)       Includes a charge of $10 million after taxes for the cumulative effect of an accounting change to record the charge for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(k)      Includes a pre-tax charge of $51 million ($32 million after taxes) for facility shutdown costs and severance costs associated with organizational restructuring programs, a $20 million pre-tax charge ($12 million after taxes) for legal reserves, a $10 million charge before taxes ($6 million after taxes) for early debt retirement costs, a $10 million pre-tax charge ($6 million after taxes) to adjust previous estimated gains/losses of businesses previously sold, and a $9 million credit before taxes and minority interest ($5 million after taxes and minority interest) for the reversal of restructuring reserves no longer required.

(l)       Includes a $50 million reduction of the income tax provision resulting from settlements of prior period tax issues and benefits from an overseas tax program.

(m)     Includes a pre-tax charge of $71 million ($43 million after taxes) for facility closure costs and severance costs associated with organizational restructuring programs, a $14 million charge before taxes ($9 million after taxes) for legal reserves, an $8 million charge before taxes ($7 million after taxes) for early debt retirement costs, a

$1 million pre-tax charge ($1 million after taxes) to adjust estimated gains/losses of businesses previously sold, and an $8 million pre-tax credit ($5 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(n)      Includes a decrease in the income tax provision of $60 million reflecting a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits.

(o)      Includes a $91 million charge before taxes and minority interest ($55 million after taxes and minority interest) for asset shutdowns of excess internal capacity and cost reduction actions, a $29 million pre-tax charge ($18 million after taxes) for legal reserves, a credit of $19 million before taxes ($12 million after taxes) for gains on early extinguishment of debt, a $21 million charge before taxes ($26 million after taxes) for net losses on sales and impairments of businesses held for sale, and a $23 million credit before taxes ($15 million after taxes) for the reversal of restructuring reserves no longer required.

(p)      Includes a $13 million credit after minority interest related to a favorable settlement with Australian tax authorities of net operating loss carryforward credits.

(q)      Includes a charge of $3 million after taxes for the cumulative effect of an accounting change to record the transitional charge for the adoption of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

Management’s Report on Internal Control Over
Financial Reporting

As of December 31, 2004, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on page 35, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following information is being provided in lieu of filing a Form 8-K to report our entry into a material definitive agreement under Item 1.01:

Consistent with the Company’s compensation philosophy and its objective to attract and retain top talent, the Management Development and Compensation Committee of the Board, composed entirely of independent non-employee directors, reviews the base salaries of senior management on an annual basis and makes adjustments, as necessary, to recognize individual performance against objectives, promotions and competitive compensation levels. In connection with this annual review, on March 7, 2005, the Management Development and Compensation Committee and the Board of Directors made changes to the salaries of the Company’s named executive officers, effective as of April 1, 2005.

The adjustment to Mr. Faraci’s base salary was made in recognition of both his performance against objectives as Chairmen and CEO, as well as competitive market salary levels.

The salary adjustments for each of the named executive officers are set forth in Exhibit 10.17.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 4 and 5 in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.” Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and until election of successors, subject to removal by the Board.

The Company’s Code of Business Ethics is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. No amendments or waivers of the Code have occurred. We intend to disclose any amendments to our Code of Business Ethics and any waivers from a provision of our Code of Business Ethics granted to our directors, chief executive officer and senior financial officers on our Internet Web site within five business days following such amendment or waiver.

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

Additional Financial Data
2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule for 2004 and 2003 ............................

86

Consolidated Schedule: II-Valuation and Qualifying Accounts ................

87

(3)     Exhibits:

(3.1)   Form of Restated Certificate of Incorporation of International Paper Company (incorporated by reference to the Company’s Report on Form 8-K dated November 20, 1990, File No. 1-3157).

(3.2)   Certificate of Amendment to the Certificate of Incorporation of International Paper Company (incorporated herein by reference to Exhibit (3) (i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-3157).

(3.3)   Certificate of Amendment of the Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-3157).

(3.4)   By-laws of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-3157).

(4.1)   Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company’s registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

(4.2)   Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.3)   Floating Rate Notes Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.4)   8%Notes Due July 8, 2003 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee(incorporated by reference to Exhibit 4.3 to

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)   Financial Statements – See Item 8. Financial

 Statements and Supplementary Data.

(2)   Financial Statement Schedules – The following additional financial data should be read in conjunction with the financial statements in Item 8. Schedules not included with this additional financial data have been omitted because

International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.5)   8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.6)   Form of new 8 1/8% Notes due July 8, 2005 (incorporated by reference to Exhibit 4.1 to International Paper Company’s Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.7)   Zero Coupon Convertible Senior Debentures due June 20, 2021 (incorporated by reference to Exhibit 4.2 to International Paper Company’s Registration Statement on Form S-3 dated June 20, 2001, as amended September 7, 2001, October 31, 2001 and January 16, 2002, File No. 333-69082).

(4.8)    6.75% Notes due 2011 Supplemental Indenture between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-3157).

(4.9)    4.25% Notes due 2009 and 5.50% Notes due 2014 Supplemental Indenture dates as of December 15, 2003, between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003,
File No. 1-3157).

(4.10)  4.00% Notes due 2010 and 5.25% Notes due 2016 Supplemental Indenture, dated as of March 18, 2004, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated March 19, 2004, File No. 1-3157).

(4.11)  In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long- term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)  Amended and Restated Long-Term Incentive Compensation Plan, as of February 2, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K dated February 11, 2005, File No. 1-3157).

(10.2)  Form of Confidentiality and Non-Competition Agreement entered into by Company employees who may receive restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

(10.3)  Management Incentive Plan, amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

(10.4)  Form of individual non-qualified stock option agreement under the Company’s Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.5)  Form of individual executive continuity award under the Company Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.6a) Form of Change of Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.8a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.6b) Form of Change of Control Agreement--Tier I (incorporated by reference to Exhibit 10.8b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.6c) Form of Change of Control Agreement--Tier II (incorporated by reference to Exhibit 10.8c to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.7)  Unfunded Supplemental Retirement Plan for Senior Managers, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.8)  International Paper Company Unfunded Savings Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.9)  International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Form

10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.10)  $650 million credit agreement dated as of June 28, 2004, among the Company, Ngahere   Aotearoa, the Lenders Party thereto, Bank of Tokyo-Mitsubishi Trust Company. As   Syndication Agent, Mizoho Corporate Bank, USA, as Documentation Agent, and Deutsche   Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit  10.1 and the Company’s Report on Form 8-K dated July 1, 2004, File No. 1-3157).

(10.11)  $1.5 Billion 3-Year Credit Agreement dated as of March 6, 2003 between International Paper Company, the Lenders Party thereto, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

(10.12) 5-Year Credit Agreement, dated as of March 30, 2004, between International Paper Company, the lenders party thereto, Bank of America, N.A., as syndication agent, BNP Paribas, Citibank, N.A. and Deutsche Bank Securities inc., as Co- Documentation Agents, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 2, 2004, File No. 1-3157).

(10.13) Amended and Restated Credit and Security Agreement dated as of November 17, 2004 among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Conduits from Time to Time Party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JPMorgan Chase Bank, N.A., as Prefco Agent, BNP Paribas, Acting through its New York Branch, as StarBird Agent, Citicorp North America, Inc., as CAFCO Agent and Wachovia Bank, National Association as Blue Ridge Agent and as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company’s Report on Form 8-K/A dated December 9, 2004, File No. 1-3157).

(10.14) EUR500 million 5-year credit facility, dated as of August 26, 2004, among the Company, as Guarantor, International Paper Investments (France) S.A.S., a French wholly-owned subsidiary of the Company, as Borrower, BNP Paribas, Barclays Capital and ABN AMRO N.V., as mandated lead arrangers, certain financial institutions named therein and BNP Paribas, as facility agent.

(10.15) Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).

(10.16) Supplemental Pension Benefit Agreement between International Paper Company and Christopher P. Liddell dated December 14, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 20, 2004, File No. 1-3157).

(10.17)   Amendments to Compensation for Named Executive Officers.

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

(24)        Power of Attorney.

(31.1)     Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)     Certification by Christopher P. Liddell, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)     Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-3157).

(99.2)     Board Policy on Change of Control Agreements (Incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-3157).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Paper Company
Stamford, Connecticut

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 7, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

NEW YORK, N.Y.
MARCH 7, 2005

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

In millions

	For the Year Ended December 31, 2004

	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period

Description

Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts - current	$135	$18	$–	$(25)	(a)	$128
Restructuring reserves	81	74	–	(155)	(b)	–

In millions

	For the Year Ended December 31, 2003

	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period

Description

Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts - current	$167	$20	$–	$(52)	(a)	$135
Restructuring reserves	104	160	–	(183)	(b)	81

In millions

	For the Year Ended December 31, 2002

	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period

Description

Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts - current	$178	$29	$–	$(40)	(a)	$167
Restructuring reserves	321	119	–	(336)	(b)	104

(a)	Includes write-off, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)      Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
By:	/S/ MAURA A. SMITH	March 10, 2005

Maura A. Smith Senior Vice President, General Counsel and Corporate Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maura A. Smith and Andrea L. Dulberg, jointly and severally, as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and reform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI	Chairman of the Board, Chief Executive Officer and Director	March 10, 2005

John V. Faraci

/S/ ROBERT M. AMEN	President and Director	March 10, 2005

Robert M. Amen

/S/ MARTHA FINN BROOKS	Director	March 10, 2005

Martha Finn Brooks

/S/ SAMIR G. GIBARA	Director	March 10, 2005

Samir G. Gibara

/S/ JAMES A. HENDERSON	Director	March 10, 2005

James A. Henderson

/S/ W. CRAIG MCCLELLAND	Director	March 10, 2005

W. Craig McClelland

Signature	Title	Date

/S/ DONALD F. MCHENRY	Director	March 10, 2005

Donald F. McHenry

/S/ CHARLES R. SHOEMATE	Director	March 10, 2005

Charles R. Shoemate

/S/ WILLIAM G. WALTER	Director	March 10, 2005

William G. Walter

/S/ CHRISTOPHER P. LIDDELL	Senior Vice President and Chief Financial Officer	March 10, 2005

Christopher P. Liddell

/S/ ROBERT J. GRILLET	Vice President - Finance and Controller	March 10, 2005

Robert J. Grillet

APPENDIX 1

2004 Listing of Facilities	Svetogorsk, Russia	Hartford City, Indiana
(all facilities are owned except as noted otherwise)	Inverurie, Scotland	Portland, Indiana leased
Lexington, Kentucky
Louisville, Kentucky
	INDUSTRIAL AND CONSUMER PACKAGING	Lafayette, Louisiana
PRINTING PAPERS		Shreveport, Louisiana
Springhill, Louisiana
Business Papers, Coated Papers, Fine Papers and Pulp	INDUSTRIAL PACKAGING	Auburn, Maine
Brownstown, Michigan
	Containerboard	Howell, Michigan
U.S.:		Kalamazoo, Michigan
Courtland, Alabama	U.S.:	Minneapolis, Minnesota (2 locations) 1 leased
Selma, Alabama	Prattville, Alabama	Houston, Mississippi
(Riverdale Mill)	Savannah, Georgia	Kansas City, Missouri
Pine Bluff, Arkansas	Terre Haute, Indiana	North Kansas City, Missouri leased
Ontario, California leased	Ft. Madison, Iowa	Geneva, New York
(C & D Center)	Mansfield, Louisiana	King’s Mountain, North Carolina leased
Cantonment, Florida	Pineville, Louisiana	Statesville, North Carolina
(Pensacola Mill)	Vicksburg, Mississippi	Bethesda, Ohio leased
Augusta, Georgia		Cincinnati, Ohio
Bastrop, Louisiana	International:	Newark, Ohio
(Louisiana Mill)	Arles, France	Solon, Ohio
Springhill, Louisiana		Wooster, Ohio
(C & D Center)	Corrugated Container	Eighty-four, Pennsylvania
Bucksport, Maine		Lancaster, Pennsylvania
Jay, Maine	U.S.:	Mount Carmel, Pennsylvania
(Androscoggin Mill)	Bay Minette, Alabama	Sharpsburg, Pennsylvania
Westfield, Massachusetts	Decatur, Alabama	Washington, Pennsylvania
(C & D Center)	Dothan, Alabama leased	Georgetown, South Carolina
Quinnesec, Michigan	Conway, Arkansas	Laurens, South Carolina
Sturgis, Michigan	Fordyce, Arkansas leased	Spartanburg, South Carolina
(C & D Center)	Jonesboro, Arkansas	Morristown, Tennessee
Sartell, Minnesota	Russellville, Arkansas	Murfreesboro, Tennessee
Ticonderoga, New York	Carson, California	Dallas, Texas
Riegelwood, North Carolina	Hanford, California	Edinburg, Texas (2 locations)
Hamilton, Ohio	Modesto, California	El Paso, Texas
Saybrook, Ohio leased	San Leandro, California leased	Ft. Worth, Texas
(C & D Center)	Stockton, California	San Antonio, Texas
Hazleton, Pennsylvania	Vernon, California	Chesapeake, Virginia
(C & D Center)	Putnam, Connecticut	Richmond, Virginia
Eastover, South Carolina	Auburndale, Florida	Cedarburg, Wisconsin
Georgetown, South Carolina	Jacksonville, Florida leased	Fond du Lac, Wisconsin
Sumter, South Carolina	Lake Wales, Florida
(C & D Center)	Forest Park, Georgia
Franklin, Virginia (2 locations)	Savannah, Georgia	International:
	Stockbridge, Georgia leased	Las Palmas, Canary Islands
International:	Bedford Park, Illinois leased	Tenerife, Canary Islands
Arapoti, Parana, Brazil	Chicago, Illinois	Rancagua, Chile
Mogi Guacu, São Paulo, Brazil	Des Plaines, Illinois	Arles, France
Maresquel, France	Litchfield, Illinois leased	Chalon-sur-Saone, France
Saillat, France	Northlake, Illinois	Chantilly, France
Kwidzyn, Poland	Fort Wayne, Indiana	Creil, France

LePuy, France	Jeddah, Saudi Arabia	35 branches in the Southeast States
Mortagne, France	Taipei, Taiwan	and Ohio
Guadeloupe, French West Indies	Guacara,Venezuela	21 leased
Asbourne, Ireland		Midwest Region
Bellusco, Italy	Foodservice	Denver, Colorado
Catania, Italy		37 branches in the Great Lakes,
Pomezia, Italy	U.S.:	Mid-America, Rocky Mountain
San Felice, Italy	Visalia, California	and South Plain States
Alcala, Spain leased	Shelbyville, Illinois	22 leased
Almeria, Spain leased	Kenton, Ohio	West Region
Barcelona, Spain	Jackson, Tennessee	Downey, California
Bilbao, Spain		27 branches in the
Gandia, Spain	International:	Northwest and Pacific States
Valladolid, Spain	Brisbane, Australia	21 leased
Thrapston, United Kingdom	Shanghai, China	Northeast Region
Winsford, United Kingdom	Bogota, Columbia leased	Hartford, Connecticut
22 branches in New England
Kraft Paper	Shorewood Packaging	and Middle Atlantic States
Courtland, Alabama		17 leased
Bastrop, Louisiana	U.S.:
Roanoke Rapids, North Carolina	Waterbury, Connecticut	International:
Franklin, Virginia	Indianapolis, Indiana	Mexico (15 locations)
	Louisville, Kentucky	all leased
	Edison, New Jersey	Papeteries de France
CONSUMER PACKAGING	Harrison, New Jersey leased	Pantin, France (2 locations)
	West Deptford, New Jersey	1 leased
Bleached Board	Hendersonville, North Carolina
Pine Bluff, Arkansas	Weaverville, North Carolina
Augusta, Georgia	Springfield, Oregon	FOREST PRODUCTS
Riegelwood, North Carolina	Danville, Virginia
Prosperity, South Carolina	Newport News, Virginia	Forest Resources
Texarkana, Texas	Roanoke, Virginia
U.S.:
Beverage Packaging	International:	Approximately 6.8 million acres
	Brockville, Ontario, Canada	in the South and North
U.S.:	Smith Falls, Ontario, Canada
Turlock, California	Toronto, Ontario, Canada	International:
Plant City, Florida	Guangzhou, China	Approximately 1.2 million
Cedar Rapids, Iowa	Ebbw Vale, Wales, United Kingdom	acres in Brazil
Framingham, Massachusetts
Kalamazoo, Michigan		Realty Projects
Raleigh, North Carolina	DISTRIBUTION	Daufuskie Island, South Carolina
(Haig Point Incorporated)
International:	xpedx
London, Ontario, Canada		Wood Products
Longueuil, Quebec, Canada leased	U.S.:
Shanghai, China	Stores Group	U.S.:
Santiago, Dominican Republic	Chicago, Illinois	Chapman, Alabama
San Salvador, El Salvador leased	148 locations nationwide	Citronelle, Alabama
Ashrat, Israel	138 leased	Maplesville, Alabama
Fukusaki, Japan	South Central Region	Opelika, Alabama
Seoul, Korea	Greensboro, North Carolina	Thorsby, Alabama

Gurdon, Arkansas	Plywood Mills	Packaging
Leola, Arkansas	Myrtleford, Victoria, Australia	Case Manufacturing
McDavid, Florida	Tokoroa, New Zealand	Suva, Fiji
Whitehouse, Florida	Laminated Veneer Lumber	Auckland, New Zealand
Augusta, Georgia	Auckland, New Zealand leased	Christchurch, New Zealand
Folkston, Georgia	Nangwarry, South Australia,	Hamilton, New Zealand
Meldrim, Georgia	Australia	Levin, New Zealand
Springhill, Louisiana	Marsden Point, New Zealand	Carton Manufacturing
Wiggins, Mississippi	Decorative Products Processing Plant	Sydney, New South Wales,
Joplin, Missouri	Auckland, New Zealand	Australia
Armour, North Carolina	Decorative Products Distribution Center	Brisbane, Queensland,
Seaboard, North Carolina	Christchurch, New Zealand leased	Australia leased
Johnston, South Carolina	Panel Production Plants - New Zealand	Adelaide, South Australia,
Newberry, South Carolina	Auckland	Australia
Sampit, South Carolina	Kopu	Melbourne, Victoria,
Camden, Texas	Rangiora	Australia (2 locations) leased
Corrigan, Texas	Panel Production Plants - Australia	Auckland, New Zealand
Henderson, Texas	Oberon, New South Wales (2 plants)	Corrugated Manufacturing
New Boston, Texas	Tumut, New South Wales	Melbourne, Australia leased
Franklin, Virginia	Gympie, Queensland leased	Sydney, Australia leased
	Mt. Gambier, South Australia (2 plants)	Paper Bag Manufacturing
International:	Bell Bay, Tasmania	Auckland, New Zealand
Santana, Amapa, Brazil	Medium Density Fiberboard Plants	Paper Cups
Arapoti, Parana, Brazil	Leshan City, Sichuan Province, China	Brisbane, Queensland, Australia
	Shishou City, Hubei Province, China	Graphics (Pre-Press)
	Flooring Overlay Panel Plant	Melbourne, Victoria, Australia leased
CARTER HOLT HARVEY	Leshan City, Sichuan Province, China
Building Supplies Retail Outlets
Forestlands	Retail Outlets, 43 branches	SPECIALTY BUSINESSES AND OTHER
Approximately 785,000	in New Zealand (26 leased)
acres in New Zealand owned & leased	Frame and Truss
	Auckland, New Zealand (2 locations)	Chemicals
Wood Products	2 leased
Sawmills and Processing Plants	Christchurch, New Zealand leased	U.S.:
Morwell, Victoria, Australia	Rotorua, New Zealand leased	Panama City, Florida
Oberon, New South Wales,	Upper Hutt, New Zealand leased	Pensacola, Florida
Australia		Port St. Joe, Florida
Mt. Gambier, South Australia,	Pulp and Paper	Savannah, Georgia
Australia (2 plants)	Kraft Paper, Pulp, Coated and	Valdosta, Georgia
Myrtleford, Victoria, Australia	Uncoated Papers and Bristols	Picayune, Mississippi
Kopu, New Zealand	Kinleith, New Zealand	Dover, Ohio
Nelson, New Zealand	Pulp Mill
Putaruru, New Zealand	Kawerau, New Zealand	International:
Rotorua, New Zealand	Cartonboard	Oulu, Finland
Taupo, New Zealand	Whakatane, New Zealand	Niort, France
Tokoroa, New Zealand	Containerboard	Greaker, Norway
Timber Merchants Warehousing -	Kinleith, New Zealand	Sandarne, Sweden
Australia	Auckland, New Zealand	Bedlington, United Kingdom
Sydney, New South Wales leased	Fiber Recycling Operations	Chester-le-Street, United Kingdom
Brisbane, Queensland leased	Auckland, New Zealand leased
Perth, Western Australia leased
Melbourne, Victoria leased

IP Mineral Resources
Houston, Texas leased

Chocolate Bayou Water Company
Alvin, Texas

Industrial Papers

U.S.:
Lancaster, Ohio
De Pere, Wisconsin
Kaukauna, Wisconsin
Menasha, Wisconsin

International:
Heerlen, Netherlands

Polyrey
Couze, France
Ussel, France

APPENDIX II

2004 CAPACITY INFORMATION

		(in thousands of short tons)
			Americas, Other
	U.S.	Europe	Than U.S.	Total

Printing Papers
Uncoated Freesheet	4,000	1,286	463	5,749
Bristols	820	–	–	820
Uncoated Papers and Bristols	4,820	1,286	463	6,569
Coated Freesheet	700	44	–	744
Coated Groundwood	1,200	–	224	1,424
Total Coated Papers	1,900	44	224	2,168
Uncoated Groundwood (SC Paper)	100	–	–	100
Total Coated and SC Papers	2,000	44	224	2,268
Dried Pulp*	1,325	231	23	1,579
Newsprint	–	124	–	124

Total Printing Papers	8,145	1,685	710	10,540

Industrial and Consumer Packaging
Containerboard	4,500	170	–	4,670
Kraft Paper	600	–	–	600
Bleached Board	1,800	280	–	2,080
Specialty Papers	360	15	–	375

Total Industrial and Consumer Packaging	7,260	465	–	7,725

Carter Holt Harvey (CHH) (Pacific Rim)		Forest Products
owned 50.5% by International Paper
		U.S. Wood Business	(Units - MM)
Pulp & Paper	(in thousands of short tons)	21 Lumber mills (board. ft.)	2,500
Containerboard	441	5 Plywood mills (sq. ft. 3/8” basis)	1,600
Dried Pulp	579	1 Laminated Veneer Lumber mill
Bleached Board	120	(cubic ft.)	3
		2 Pole plants (cubic ft.)	4
Wood Products	(Units - MM)
Medium Density Fiberboard		Forest Resources	(M Acres)
(sq. ft. 3/4” basis)	565	We own, manage or have an interest in more than 9 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:
Particle Board (sq. ft. 3/4” basis)	318	South	5,985
Plywood (sq. ft. 3/8” basis)	189	North	840
Laminated Veneer Lumber (sq. ft.)	90
Lumber (board ft.)	467	Total U.S.	6,825
		CHH	785
Forestlands	(M Acres)	Brazil	1,220
	785
* International Paper has a net surplus pulp position of 0.6 million tons. This is the difference between the 1.6 million tons of dried pulp capacity and 1.0 million tons of dried pulp purchased and consumed.		Total	8,830

		We have harvesting rights in:
		Russia	502

		Total	502

 STATEMENT OF DIFFERENCES

In Exhibit 10.14:

The British pound sterling sign shall be expressed as ‘L’
The Euro sign shall be expressed as ‘E’