Form 10-Q
period 2005-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2005-05-06
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

400 Atlantic Street, Stamford, CT	06921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 541-8000

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 490,489,557.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Net Sales	$6,550	$6,138

Costs and Expenses
Cost of products sold	4,904	4,620
Selling and administrative expenses	522	514
Depreciation, amortization and cost of timber harvested	392	378
Distribution expenses	267	258
Taxes other than payroll and income taxes	63	62
Restructuring and other charges	66	30
Net losses (gains) on sales and impairments of businesses held for sale	79	(9)
Reversal of reserves no longer required, net	—	(7)
Interest expense, net	179	196

Earnings From Continuing Operations Before Income Taxes and Minority Interest	78	96
Income tax provision	18	31
Minority interest (benefit) expense, net of taxes	(17)	14

Earnings From Continuing Operations	77	51
Discontinued operations, net of taxes and minority interest	—	22

Net Earnings	$77	$73

Basic and Diluted Earnings Per Common Share
Earnings from continuing operations	$0.16	$0.10
Discontinued operations	—	0.05

Net earnings	$0.16	$0.15

Average Shares of Common Stock Outstanding	486.1	484.4

Cash Dividends Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and temporary investments	$1,529	$2,596
Accounts and notes receivable, net	3,180	2,994
Inventories	2,830	2,718
Assets of businesses held for sale	338	229
Deferred income tax assets	471	470
Other current assets	341	312

Total Current Assets	8,689	9,319

Plants, Properties and Equipment, net	13,204	13,432
Forestlands	3,989	3,936
Investments	655	679
Goodwill	4,998	4,994
Deferred Charges and Other Assets	1,768	1,857

Total Assets	$33,303	$34,217

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$342	$506
Accounts payable	2,174	2,279
Accrued payroll and benefits	421	492
Liabilities of businesses held for sale	118	82
Other accrued liabilities	1,474	1,513

Total Current Liabilities	4,529	4,872

Long-Term Debt	13,526	14,132
Deferred Income Taxes	1,704	1,697
Other Liabilities	3,750	3,714
Minority Interest	1,544	1,548
Common Shareholders’ Equity
Common stock, $1 par value, 490.5 shares in 2005 and 487.5 shares in 2004	490	487
Paid-in capital	6,579	6,562
Retained earnings	2,516	2,562
Accumulated other comprehensive loss	(1,333)	(1,357)

	8,252	8,254
Less: Common stock held in treasury, at cost, 2005 - 0.1 shares	2	—

Total Common Shareholders’ Equity	8,250	8,254

Total Liabilities and Common Shareholders’ Equity	$33,303	$34,217

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net earnings	$77	$73
Discontinued operations, net of taxes and minority interest	—	(22)
Depreciation and amortization	392	378
Deferred income tax expense (benefit), net	5	(9)
Restructuring and other charges	66	30
Payments related to restructuring and legal reserves	(41)	(66)
Reversal of reserves no longer required, net	—	(7)
Net losses (gains) on sales and impairments of businesses held for sale	79	(9)
Other, net	50	75
Changes in current assets and liabilities
Accounts and notes receivable	(133)	(196)
Inventories	(105)	(33)
Accounts payable and accrued liabilities	(205)	19
Other	(30)	(9)

Cash Provided by Operations	155	224

Investment Activities
Invested in capital projects
Continuing operations	(191)	(230)
Businesses sold and held for sale	(6)	(22)
Mergers and acquisitions, net of cash acquired	(64)	—
Other	(14)	103

Cash Used for Investment Activities	(275)	(149)

Financing Activities
Issuance of common stock	16	93
Issuance of debt	367	1,011
Reduction of debt	(1,174)	(1,106)
Change in book overdrafts	(16)	(61)
Dividends paid	(123)	(121)
Other	(12)	(24)

Cash Used for Financing Activities	(942)	(208)

Effect of Exchange Rate Changes on Cash	(5)	(6)

Change in Cash and Temporary Investments	(1,067)	(139)
Cash and Temporary Investments
Beginning of the period	2,596	2,363

End of the period	$1,529	$2,224

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Three Months Ended March 31, 2005

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Net issuance of stock for various plans	2,992	3	17	—	—	44	2	18
Cash dividends - Common stock ($0.25 per share)	—	—	—	(123)	—	—	—	(123)
Comprehensive income (loss):
Net earnings	—	—	—	77	—	—	—	77
Change in cumulative foreign currency translation adjustment (less tax of $10)	—	—	—	—	14	—	—	14
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $8)	—	—	—	—	21	—	—	21
Less: Reclassification adjustment for gains included in net income (less tax of $4)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								101

Balance, March 31, 2005	490,487	$490	$6,579	$2,516	$(1,333)	60	$2	$8,250

Three Months Ended March 31, 2004

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Net issuance of stock for various plans	560	1	(36)	—	—	(3,304)	(125)	90
Cash dividends - Common stock ($0.25 per share)	—	—	—	(121)	—	—	—	(121)
Comprehensive income (loss):
Net earnings	—	—	—	73	—	—	—	73
Change in cumulative foreign currency translation adjustment (less tax of $9)	—	—	—	—	(25)	—	—	(25)
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $1)	—	—	—	—	3	—	—	3
Less: Reclassification adjustment for gains included in net income (less tax of $5)	—	—	—	—	(10)	—	—	(10)

Total comprehensive income								41

Balance, March 31, 2004	485,722	$486	$6,464	$3,034	$(1,722)	364	$15	$8,247

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments (consisting only of normal recurring accruals) that are necessary for the fair presentation of results for the interim periods. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2004, which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 28. Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior period segment information has been restated to reflect this presentation.

See Note 12 for required pro forma and additional disclosures related to stock-based compensation awards.

Certain reclassifications have been made to prior-year amounts to conform to the current year presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Earnings per common share from continuing operations, assuming dilution, are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, are converted into common shares at the beginning of each period. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive. Furthermore, as required by the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), the computations of diluted earnings per share for all prior periods have been restated on this basis. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and earnings per common share from continuing operations, assuming dilution, is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2005	2004
Earnings from continuing operations	$77	$51
Effect of dilutive securities	—	—

Earnings from continuing operations - assuming dilution	$77	$51

Average common shares outstanding	486.1	484.4
Effect of dilutive securities
Profit sharing plan	1.5	—
Stock options	1.3	3.0

Average common shares outstanding - assuming dilution	488.9	487.4

Earnings per common share from continuing operations	$0.16	$0.10

Earnings per common share from continuing operations - assuming dilution	$0.16	$0.10

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the first quarter of 2005, other charges totaling $66 million before taxes and minority interest ($36 million after taxes and minority interest) were recorded. Included in this amount were a $24 million charge before taxes ($15 million after taxes) for losses on early extinguishment of high-coupon-rate debt and a $42 million charge before minority interest ($21 million after minority interest) for the impairment of goodwill arising in connection with Carter Holt Harvey’s (CHH’s) purchase of Wadepack Limited.

Also during the 2005 first quarter, a $19 million reduction in the income tax provision was recorded reflecting the favorable settlement of a tax matter.

During the first quarter of 2004, restructuring and other charges totaling $30 million before taxes ($19 million after taxes) were recorded. Included in this charge were $14 million before taxes ($9 million after taxes) for organizational restructuring programs and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt. The $14 million charge covered the termination of 202 employees and included: Printing Papers—$1 million, Industrial Packaging—$4 million, Consumer Packaging—$1 million, Forest Products—$4 million, Distribution—$2 million, and Corporate—$2 million. In addition, a $7 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

During the last three quarters of 2004, restructuring and other charges totaling $181 million before taxes and minority interest ($105 million after taxes and minority interest) were recorded. These charges included a $60 million charge before taxes and minority interest ($34 million after taxes and minority interest) for a corporate-wide organizational restructuring program, a $35 million charge before minority interest ($18 million after minority interest) for the impairment of goodwill arising in connection with CHH’s purchase of Plantation Timber Products, a $10 million charge before taxes ($6 million after taxes) for legal settlements and a $76 million charge before taxes ($47 million after taxes) for losses on early extinguishment of debt. In addition, credits of $123 million before taxes ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and $28 million before taxes and minority interest ($18 million after taxes and minority interest) for the net reversal of reserves no longer needed were recorded. Also, a $5 million net increase in the tax provision, after minority interest, was recorded reflecting a $32 million charge for an adjustment of deferred tax balances and a $27 million credit from the reduction of valuation reserves for capital loss carryovers.

NOTE 4 – ACQUISITIONS

In the first quarter of 2005, International Paper’s 50.5% owned subsidiary, CHH, completed the previously announced acquisition of Wadepack Limited, an Australian carton business, for approximately $65 million. In connection with this acquisition, CHH recorded approximately $42 million of goodwill. In 2002, International Paper wrote off all CHH goodwill under a newly adopted U.S. accounting standard. The goodwill arising in subsequent CHH acquisitions must be evaluated for impairment in International Paper’s consolidated financials and, accordingly, at March 31, 2005, this newly recorded goodwill was evaluated for impairment and written off.

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

In July 2004, International Paper reached an agreement to sell its Weldwood of Canada, Ltd. business. This transaction was completed in December 2004. Additionally in the first quarter of 2004, International Paper’s 50.5% owned subsidiary, CHH, announced that it had entered into an agreement to sell its Tissue business. The sale was completed in May 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” International Paper has restated all periods prior to these transactions to classify these businesses as discontinued operations.

Revenues associated with these discontinued operations were $343 million for the three-month period ended March 31, 2004. Earnings and earnings per share related to these operations were as follows:

In millions, except per share amounts	Three Months Ended March 31, 2004

Earnings from discontinued operations
Earnings from operations	$38
Income tax expense	(13)
Minority interest, net of taxes	(3)

Earnings from discontinued operations, net of taxes and minority interest	$22

Earnings per common share from discontinued operations	$0.05

Other Divestitures:

In March 2005, International Paper announced an agreement to sell its Fine Papers business to Mohawk Paper Mills, Inc. of Cohoes, New York. This sale closed on May 2, 2005. Subject to certain adjustments after closing, the Company anticipates cash proceeds from the transaction will total approximately $60 million. A $24 million pre-tax loss ($13 million after taxes) was recorded in the first quarter to write down the net assets of the Fine Papers business to their estimated net realizable value. Included in the sale are the Hamilton, Ohio paper mill, with an annual production capacity of approximately 65,000 tons; the Saybrook, Ohio converting center; and the Westfield, Massachusetts artist papers converting operation. The business employs approximately 500 people. The sale will also include the Strathmore®, Brite Hue®, VIA ® and Beckett® brands.

Also in March 2005, International Paper announced that it had signed an agreement to sell its Industrial Papers business to an affiliate of Kohlberg and Company, LLC for $180 million subject to certain adjustments at closing. A $49 million pre-tax loss ($35 million after taxes) was recorded in the first quarter to write down the net assets of the Industrial Papers business and related corporate assets to their estimated net realizable value. The Industrial Papers business includes packaging and pressure sensitive papers and related converting assets. The Company expects to close on the sale in the second quarter of 2005, subject to various closing conditions and any required regulatory approval.

Also in the first quarter of 2005, charges totaling $6 million before taxes ($4 million after taxes) were recorded for adjustments to estimated losses on sales of certain smaller operations.

In the first quarter of 2004, a $9 million gain ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

At March 31, 2005, assets and liabilities of businesses held for sale totaled $338 million and $118 million, respectively, and included the Fine Papers business, the Industrial Papers business and certain smaller businesses. Assets and liabilities of businesses held for sale at December 2004 totaled $229 million and $82 million, respectively, and included the Fine Papers business as well as some smaller businesses.

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	March 31, 2005	December 31, 2004
Raw materials	$352	$371
Finished pulp, paper and packaging products	1,904	1,796
Finished lumber and panel products	193	184
Operating supplies	374	351
Other	7	16

Total	$2,830	$2,718

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $952 million and $2.1 billion at March 31, 2005 and December 31, 2004, respectively.

Interest payments made during the three-month periods ended March 31, 2005 and 2004 were $176 million and $181 million, respectively. Capitalized net interest costs were $2 million and $3 million for the three months ended March 31, 2005 and 2004, respectively. Total interest expense was $198 million for the first three months of 2005 and $218 million for the first three months of 2004. Distributions paid under all of International Paper’s preferred securities of subsidiaries were $5 million and $23 million during the first three months of 2005 and 2004, respectively. The decrease in 2005 was due to preferred securities redeemed in February 2005 and in 2004. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of earnings, except for $3 million in 2005 and $13 million in 2004 related to the Trust preferred securities that were deconsolidated in the last half of 2003 and redeemed in February 2005. Income tax payments of $69 million and $32 million were made during the first three months of 2005 and 2004, respectively.

Accumulated depreciation was $18.8 billion at March 31, 2005 and $18.2 billion at December 31, 2004. The allowance for doubtful accounts was $116 million at March 31, 2005 and $128 million at December 31, 2004.

The following tables present changes in the goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2005 and 2004:

In millions	Balance December 31, 2004	Reclassifications and Other	Additions/ (Reductions)		Balance March 31, 2005
Printing Papers	$2,876	$6	$—		$2,882
Industrial Packaging	591	(2)	(1	) (a)	588
Consumer Packaging	1,014	—	—		1,014
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate	24	—	—		24

Total	$4,994	$5	$(1)		$4,998

(a)	Represents a $5 million adjustment to goodwill resulting from the acquisition of Box USA less $6 million relating to Industrial Papers that is now classified in Assets of businesses held for sale.

In millions	Balance December 31, 2003	Reclassifications and Other	Additions/ (Reductions)		Balance March 31, 2004
Printing Papers	$2,878	$—	$—		$2,878
Industrial Packaging	345	5	(1	) (a)	349
Consumer Packaging	1,016	—	—		1,016
Distribution	334	—	—		334
Forest Products	190	1	—		191
Corporate	30	(6)	—		24

Total	$4,793	$—	$(1)		$4,792

(a)	Reflects the sale of certain International Paper box plants.

The following table presents an analysis of activity related to the asset retirement obligation:

	Three Months Ended March 31,
In millions	2005	2004
Asset retirement obligation, January 1	$41	$48
New liabilities	9	—
Liabilities settled	(1)	(1)
Net adjustments to existing liabilities	(1)	—
Accretion expense	—	—

Asset retirement obligation, March 31	$48	$47

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances:

	Three Months Ended March 31,
In millions	2005	2004
Balance, January 1	$1,548	$1,622
Minority interest related to sale of CHH Tissue Business	—	(134)
Currency translation adjustment	31	142
Dividends paid	(20)	(29)
Minority interest (benefit) expense	(17)	14
Other, net	2	3

Balance, March 31	$1,544	$1,618

NOTE 7 – RECENT ACCOUNTING DEVELOPMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to the fact that a legal obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. Interpretation 47 is effective for fiscal years ending after December 15, 2005. International Paper is currently evaluating the effects of this Interpretation but believes that it will not have a material impact on its consolidated financial statements.

In March 2005, the FASB also issued FASB Staff Position (FSP) FIN 46(R)-5 (FSP FIN 46(R)-5), “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. For entities that have already adopted Interpretation 46(R), this FSP will be effective in the first reporting period beginning after March 31, 2005. International Paper has already adopted FIN 46(R) and will apply the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, but believes that it will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. International Paper may elect to apply this provision to qualifying earnings repatriations in 2005. International Paper is in the process of evaluating the effects of possible repatriations under the Act, but does not expect to be able to complete this evaluation until the second quarter of 2005. While no repatriation decisions have been made, the range of possible amounts that the company is considering for repatriation is between zero and $1.8 billion. The related potential range of deferred taxes that would have to be provided should a repatriation decision be made is between zero and $300 million.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this statement until the first fiscal year beginning after June 15, 2005, instead of as of the beginning of the first quarter after June 15, 2005 as prescribed originally. Since, beginning in 2005, International Paper’s stock option grants will be limited to only certain non-U.S. employees, the provisions of this statement will principally affect only previously issued options that are still outstanding and unvested on the effective date. While the exact impact on expense will depend upon the number of remaining unvested options at that time, the adoption of this standard could increase pre-tax compensation expense by approximately $20 million in 2006, with no significant impact on the Company’s financial statements in subsequent years.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

International Paper has established reserves relating to certain liabilities associated with exterior siding and roofing products manufactured by its former Masonite subsidiary, which were the subject of settlements in three nationwide class action lawsuits. These lawsuits, which were settled during 1998 and 1999, are discussed in detail in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents an analysis of the net reserve activity related to these lawsuits for the three months ended March 31, 2005.

RESERVE ANALYSIS

In millions	Hard-board	Omni-wood	Woodruf	Total
Balance, December 31, 2004	$158	$97	$4	$259
Payments	(34)	(6)	(2)	(42)

Balance, March 31, 2005	$124	$91	$2	$217

The following table shows an analysis of claims statistics related to these lawsuits for the three months ended March 31, 2005.

CLAIMS STATISTICS

In thousands	Hardboard		Omniwood		Woodruf		Total		Total
No. of Claims Pending	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	17.3	5.2	1.1	0.2	0.2	—	18.6	5.4	24.0
No. of Claims Paid	(8.6)	(1.1)	(1.0)	—	(0.1)	—	(9.7)	(1.1)	(10.8)
No. of Claims Dismissed	(5.5)	(1.7)	(0.1)	—	(0.1)	—	(5.7)	(1.7)	(7.4)
March 31, 2005	42.1	7.4	2.4	0.6	0.9	0.3	45.4	8.3	53.7

While additional reserve balances may be required for future payments under the Woodruf Lawsuit, International Paper believes that the aggregate reserve balance for claims arising in connection with exterior siding and roofing products, described above, is adequate, and that additional amounts will be recovered from its insurance carriers in the future relating to these claims (described below). International Paper is unable to estimate at this time the amount of additional charges, if any, that may be required for these matters in the future.

The lawsuit commenced by International Paper and Masonite against certain of their insurance carriers for recovery of amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of the hardboard siding class action lawsuit (the Indemnification Lawsuit) is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. In March 2005, the Court in the Indemnification Lawsuit issued a preliminary decision that resolved a number of legal issues relating to the allocation of liabilities to the various insurance policies involved. Based on this decision, the Company will next ask the Court to enter a judgment allocating damages to each of the carriers who have not settled with the Company. It is difficult to predict when the judgment will be entered. The judgment will be subject to appeal. Because of the uncertainties inherent in the litigation, the Company is unable to estimate the amount that it will ultimately recover against its insurance carriers.

In addition to the Indemnification Lawsuit, the Company is seeking indemnification from other insurance carriers in arbitration proceedings as required by the applicable policies. As of March 31, 2005, International Paper had received an aggregate of $273 million in settlement payments from certain of its insurance carriers.

An alternative risk-transfer agreement with a third party, under which International Paper received $100 million at December 31, 2001, and a settlement of the parties’ rights and obligations with respect to that agreement, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. Between January 1, 2005 and March 31, 2005, International Paper paid approximately $9 million to the third party under the settlement, for total payments to date of approximately $41 million.

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 9 - DEBT

In February 2005, International Paper redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures originally due in July 2025 at 100.5% of par plus accrued interest. Other reductions in the first quarter of 2005 included early payment of approximately $295 million of principal on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015, redemption of $55 million aggregate principal amount of tax-exempt bonds with coupon rates ranging from 4% to 7.13% and maturities from 2005 to 2019, and a reduction by CHH of its multi-currency and commercial paper credit facilities borrowing by approximately $240 million.

Pre-tax early debt retirement costs of $24 million related to first quarter 2005 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

At March 31, 2005 and December 31, 2004, International Paper classified $319 million and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described above.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. At March 31, 2005, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

NOTE 10 – RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for this pension plan will receive an additional company contribution to their savings plan.

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net periodic pension cost for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2005	2004
Service cost	$31	$29
Interest cost	117	117
Expected return on plan assets	(139)	(148)
Actuarial loss	38	23
Amortization of prior service cost	7	6

Net periodic pension expense (a)	$54	$27

(a)	Excludes $23 million in 2005 for curtailments and special termination benefits that were recorded in Net losses (gains) on sales and impairments of businesses held for sale, and $1 million in 2004 for curtailments and special termination benefits that were recorded in Restructuring and other charges.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy to make contributions above the minimum requirements. The nonqualified plan is funded to the extent of benefit payments which equaled $9.1 million through March 31, 2005.

NOTE 11 – POSTRETIREMENT BENEFITS

International Paper provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. These employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Excluded from the company-provided medical benefits are salaried employees whose age plus years of employment with the Company total less than 60 as of January 1, 2004. International Paper does not fund these benefits prior to payment and has the right to modify or terminate certain of these plans in the future. A detailed discussion of these benefits is presented in Note 16 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

On January 21, 2005, final regulations for the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 were released resulting in a remeasurement of the plan as of the release date. The remeasurement and final subsidy calculations reduced the accumulated postretirement benefit obligation by $59 million and reduced first quarter 2005 periodic benefit cost by $3 million. The components of postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2005	2004
Service cost	$1	$2
Interest cost	10	14
Actuarial loss	6	11
Amortization of prior service cost	(10)	(9)

Net postretirement benefit cost (a)	$7	$18

(a)	Excludes a $3 million credit in 2005 for curtailments and special termination benefits that were recorded in Net losses (gains) on sales and impairments of businesses held for sale and a $1 million credit in 2004 for curtailments and special termination benefits that were recorded in Restructuring and other charges.

NOTE 12 - STOCK OPTIONS

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. The Company accounts for stock options granted under the plan using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” A detailed discussion of these plans is presented in Note 18 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
In millions, except per share amounts	2005	2004
Net earnings, as reported	$77	$73
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(13)	(12)

Pro forma net income	$64	$61

Earnings per common share
Basic and diluted - as reported	$0.16	$0.15

Basic and diluted - pro forma	$0.13	$0.13

NOTE 13 – SUBSEQUENT EVENT

On April 28, 2005, CHH announced the completion of its acquisition of Tenon Limited’s structural timber business for a purchase price of approximately NZ$165 million (approximately U.S. $120 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Although the first quarter of 2005 was seasonally slow for the forest products industry, International Paper’s operating results benefited from higher price realizations from previously announced price increases in our paper, pulp, consumer packaging and wood products businesses. First quarter revenues were the highest for a first quarter in four years, although overall sales volumes were lower than in the 2004 fourth quarter. Forestland sales were flat compared with the fourth quarter. Higher raw material costs, particularly for fiber and caustic soda, continued to have a negative impact on earnings. A higher effective tax rate and increased special items also reduced net earnings compared with the 2004 fourth quarter.

Looking forward, we expect a modest improvement in the second quarter with continued strong pulp sales volumes and seasonally higher volumes for Industrial and Consumer Packaging products. In addition, higher price realizations are expected as we continue to implement previously announced price increases in Brazil and the North American paper and packaging businesses. However, U.S. uncoated paper and European paper results are expected to be weaker, due in part to scheduled maintenance downtime in our U.S. printing paper business. Raw material and energy costs will remain high and will continue to squeeze profit margins. In Forest Products, lower harvest volumes are expected to more than offset slightly higher lumber prices and volumes. We will continue to focus on internal cost and sales mix improvements as well as continued strong operational performance.

Results of Operations

For the first quarter of 2005, International Paper (the “Company” or “International Paper”) reported net sales of $6.6 billion, compared with $6.1 billion in the first quarter of 2004 and $6.6 billion in the fourth quarter of 2004.

Net earnings totaled $77 million, or $.16 per share in the 2005 first quarter. This compared with net earnings of $73 million, or $.15 per share, in the first quarter of 2004 and net earnings of $169 million, or $.35 per share, in the fourth quarter of 2004. Amounts include the effects of special items in all periods.

Earnings from continuing operations were $77 million in the first quarter of 2005 compared with $51 million in the 2004 first quarter and $157 million in the 2004 fourth quarter. Earnings in the 2005 first quarter benefited from significantly higher average price realizations ($190 million) and cost reduction initiatives and improved mill operations ($50 million) compared with the 2004 first quarter. However, these benefits were partially offset by higher energy, wood and caustic soda costs ($80 million), the impact of lower sales volumes and increased market-related downtime ($27 million) and increased special charges ($79 million). In addition, corporate items were higher ($38 million) primarily due to inventory adjustments and higher pension and supply chain initiative costs, although these were somewhat mitigated by benefits from a lower effective tax rate ($10 million). These same factors also accounted for most of the change in earnings from continuing operations compared with the fourth quarter of 2004 as benefits from cost reduction initiatives and improved mill operations ($37 million) and higher average price realizations ($30 million) were offset by lower sales volumes ($42 million) and higher wood and caustic soda costs ($33 million), although energy costs were flat. Additionally, compared with the 2004 fourth quarter, the 2005 first quarter was impacted by higher special charges ($36 million), a higher effective tax rate ($21 million) and other costs ($15 million) principally reflecting the effect of the weaker dollar.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses held for sale, and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2005 operational structure.

The following table presents a reconciliation of International Paper’s net earnings to its operating profits:

	Three Months Ended
	March 31,		December 31,
In millions	2005	2004	2004
Net Earnings	$77	$73	$169
Deduct - Discontinued operations:
Earnings from operations	—	(22)	(7)
Adjustment to loss on sale	—	—	(5)

Earnings From Continuing Operations	77	51	157
Add back (deduct):
Income tax provision	18	31	38
Minority interest (benefit) expense, net of taxes	(17)	14	13

Earnings From Continuing Operations
Before Income Taxes and Minority
Interest	78	96	208
Interest expense, net	179	196	175
Minority interest included in operations	(6)	(13)	(17)
Corporate items	155	110	156
Special items:
Restructuring and other charges	66	30	19
Insurance recoveries	—	—	(20)
Net losses (gains) on sales and impairments of businesses held for sale	79	(9)	79
Reversals of reserves no longer required, net	—	(7)	(17)

	$551	$403	$583

Industry Segment Operating Profit
Printing Papers	$183	$84	$196
Industrial Packaging	105	46	131
Consumer Packaging	23	31	39
Distribution	18	17	22
Forest Products	207	204	176
Carter Holt Harvey	5	11	12
Specialty Businesses and Other	10	10	7

Total Industry Segment Operating Profit	$551	$403	$583

Discontinued Operations

During the 2004 first quarter Carter Holt Harvey entered into an agreement to sell its Tissue business, and during the third quarter of 2004, International Paper reached an agreement to sell its Weldwood of Canada, Ltd. business. All periods presented reflect the operating results of these businesses as discontinued operations.

Income Taxes

The effective income tax rate for continuing operations, excluding special items, for the 2005 first quarter was 24% compared with a 33% effective tax rate in the first quarter of 2004. The lower tax rate reflects the favorable resolution of a tax matter that reduced the tax provision by $19 million. The effective income tax rate for continuing operations, excluding special items, for the 2004 fourth quarter was 16%, which reflected a higher proportion of taxable income in lower tax rate jurisdictions, an increase in non-U.S. tax credits, and a reduction of tax valuation allowances.

Corporate Items and Interest Expense

In the 2005 first quarter, a minority interest credit of $17 million, net of taxes, was recorded compared with expenses of $14 million and $13 million in the first and fourth quarters of 2004, respectively. The credit in 2005 reflects the minority interest portion of a goodwill impairment write off at Carter Holt Harvey discussed below. Excluding this special item, minority interest expense, net of taxes, in the 2005 first quarter was $4 million, with the decline primarily due to lower minority interest in the earnings at Carter Holt Harvey.

Net interest expense for the 2005 first quarter of $179 million was lower than $196 million in the first quarter of 2004, but higher than the $175 million in the 2004 fourth quarter. The decrease in 2005 versus the first quarter of 2004 reflects lower average debt balances and interest rates due to debt refinancings and repayments in 2004 and 2005. The slight increase in net interest expense as compared with the 2004 fourth quarter reflects lower interest income in certain non-U.S. subsidiaries.

Corporate expenses, net, of $155 million in the 2005 first quarter were higher than 2004 first-quarter net expenses of $110 million, but were about flat with the net expenses of $156 million in the fourth quarter of 2004. The increase compared with the 2004 first quarter was principally due to higher pension, supply chain initiative and inventory-related costs. Compared with the 2004 fourth quarter, higher pension costs were offset by lower inventory-related costs.

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

The first quarter of 2005 included charges of $66 million before taxes and minority interest ($36 million after taxes and minority interest) consisting of a goodwill impairment write off in the United States of $42 million before minority interest ($21 million after minority interest) associated with an acquisition by Carter Holt Harvey, and a $24 million charge before taxes ($15 million after taxes) for losses on early extinguishment of high-cost debt. The 2004 first quarter included a pre-tax charge of $30 million ($19 million after taxes) for restructuring and other costs, including $14 million before taxes ($9 million after taxes) for organizational restructuring programs and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt. The 2004 fourth quarter included a charge of $19 million before taxes and minority interest ($11 million after taxes and minority interest) for restructuring and other costs including a charge of $10 million before taxes ($6 million after taxes) for legal reserves, a $6 million goodwill impairment charge before minority interest ($3 million after minority interest), and a $3 million charge before taxes ($2 million after taxes) for losses on early extinguishment of debt.

Net Losses (Gains) on Sales and Impairments of Businesses Held for Sale

The first quarter of 2005 included a charge of $79 million before taxes ($52 million after taxes) for estimated losses on businesses held for sale, reflecting charges to reduce the net assets of the Industrial Papers and Fine Papers businesses to their estimated realizable value. Included in the 2004 first quarter was a pre-tax credit of $9 million ($6 million after taxes) to adjust previous estimated gains/losses of businesses sold. The 2004 fourth quarter included a pre-tax charge of $79 million ($64 million after taxes) to record a loss on the sale of two box plants in China, to write down to their estimated fair values the assets of the Fine Papers business, the Maresquel mill, and the Papeteries de France distribution business that were held for sale, and to adjust gains/losses of businesses previously sold.

Industry Segment Operating Profit

Industry segment operating profit of $551million in the 2005 first quarter increased from $403 million in the 2004 first quarter, but was down from $583 million in the 2004 fourth quarter. Compared with the first quarter of 2004, earnings in the current quarter benefited from higher average paper and packaging prices ($250 million) and strong mill operating performance and lower overhead costs from cost reduction efforts ($63 million). These positive factors offset the effects of higher raw material costs, particularly wood, energy and caustic soda ($105 million), lower volumes and the impact of market-related mill downtime ($35 million), and other items, principally the unfavorable impact of foreign exchange rates ($25 million). Compared with the 2004 fourth quarter, improved mill operating performance and the impact of overhead cost reduction efforts ($47 million) and higher average prices ($39 million), particularly in uncoated free sheet, bleached board, and wood products, were also positive earnings factors. However, total operating profit declined reflecting lower volumes across all business segments and market-related downtime taken in uncoated papers and containerboard ($55 million), continued high raw material costs including wood fiber and caustic soda ($43 million), and other items, primarily the impact of foreign exchange rates ($20 million).

During the 2005 first quarter, International Paper took approximately 235,000 tons of downtime, including 95,000 tons for lack-of-order downtime, compared with approximately 185,000 tons of downtime in the first quarter of 2004, which included essentially no lack-of-order downtime. During the 2004 fourth quarter, International Paper took approximately 200,000 tons of downtime, including 40,000 tons for lack-of-order downtime. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack-of-orders are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the first quarter of 2005.

Printing Papers

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,985	$1,900	$1,985
Operating Profit	183	84	196

Printing Papers net sales for the first quarter of 2005 were 4% higher than the first quarter of 2004 and even with the fourth quarter of 2004. Operating profits in the first quarter of 2005 were more than double the first quarter of 2004, but 7% lower than in the fourth quarter of 2004.

Compared with the 2004 first quarter, earnings improved significantly. Strong U.S. results for uncoated paper, coated paper and pulp offset lower earnings in Brazil and Europe. Pricing in the U.S. for uncoated papers, coated papers and pulp were all well above 2004 first quarter levels, reflecting the realization of previously announced price increases. Volumes declined slightly due to market-related downtime taken to balance production with customer orders. The benefits of lower costs from strong mill operations, especially in coated papers, were offset by continued high raw material and energy costs. In Europe, earnings declined due to foreign exchange impacts on Polish margins. The effect high raw material and energy costs had was offset by favorable mill operations. The decline in earnings in Brazil reflected lower sales volumes due to flat Latin American demand and lower export shipments.

Earnings in the 2005 first quarter declined versus the 2004 fourth quarter as weaker results in Europe and Brazil offset improved U.S. earnings for uncoated paper, coated paper and pulp. In the United States, average price realizations for uncoated papers increased slightly, but varied on a grade-by-grade basis. Uncoated paper volumes were flat as higher shipments from inventory offset the effect of market-related downtime. Price realizations for coated paper and pulp increased as previously announced price increases were realized. Volumes for coated papers were seasonally lower. Continued high raw material and energy costs more than offset the effects of favorable mill operations. In Europe, volumes declined largely due to seasonally lower demand in January in Russia. Prices remained flat as higher prices in Russia offset lower average prices in Western Europe. In addition, raw material and energy costs increased. Brazil’s sales volume declined in the first quarter versus the fourth quarter due to flat Latin American demand and lower export shipments. The weaker dollar and increased competition lowered paper prices in the Brazilian market.

Entering the second quarter, the earnings outlook is mixed. Volumes for uncoated papers are expected to be somewhat weaker in the U.S. and European operations due to machine rebuilds, planned maintenance downtime and the indefinite shutdown of two U.S. paper machines. Uncoated paper volumes should be somewhat stronger in Brazil. U.S. coated and pulp volumes should continue to be strong. Further realizations of price increases will have a positive effect on Printing Papers operating results in the U.S. while increased competition keeps pressure on prices in Europe.

Industrial Packaging

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,295	$1,080	$1,295
Operating Profit	105	46	131

Industrial Packaging net sales for the first quarter of 2005 were 20% higher than the first quarter of 2004 and even with the fourth quarter of 2004. Operating profits in the first quarter of 2005 were more than double the first quarter of 2004, but 20% lower than in the fourth quarter of 2004.

Compared with the 2004 first quarter, higher average prices for containerboard were the primary driver of the increased earnings. A favorable product mix and strong mill operations partially offset the negative impacts of higher raw material and energy costs and price pressures in the converting businesses. The segment took 70,000 tons of downtime in the first quarter 2005 compared to 60,000 tons of downtime in the first quarter of 2004. However, almost all of the downtime in the first quarter of 2004 was maintenance related while about half of the downtime in the first quarter of 2005 was market related.

The decrease in earnings compared with the fourth quarter of 2004 was driven by higher raw material costs for caustic soda, fiber and energy. Containerboard average prices were flat while volumes were slightly higher despite market-related downtime in our containerboard mills. In the U.S., box shipments and average prices were relatively flat. European container earnings declined due to lower volumes from a weaker agricultural season in Italy, poor weather in Spain and competitive pricing pressure in France. Mill operating performance improved over the fourth quarter 2004. The segment took 70,000 of downtime tons in the fourth quarter of 2004, almost all of which was scheduled maintenance related.

Second quarter earnings normally benefit from seasonally higher containerboard and box demand, and should benefit from the initial realization of previously announced price increases. Energy and chemical costs are expected to remain high, although wood costs should begin to moderate.

Consumer Packaging

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$630	$610	$685
Operating Profit	23	31	39

Consumer Packaging net sales for the first quarter of 2005 were 3% higher than the first quarter of 2004, but 8% lower than the fourth quarter of 2004. Operating profits in the first quarter of 2005 were 26% lower than in the first quarter of 2004 and 41% lower than in the fourth quarter of 2004.

Consumer Packaging’s earnings decreased compared to the first quarter 2004 as higher raw material and energy costs more than offset the benefits from higher average bleached board prices and improved mill operations. Earnings decreased compared with the 2004 fourth quarter principally reflecting a seasonal decrease in volumes in our converting businesses, particularly at Shorewood whose sales reached record levels in the fourth quarter. In addition, the first quarter was negatively impacted by higher raw material costs for fiber, caustic soda and resin. These negative effects were partially offset by higher average bleached board prices.

Looking forward to the second quarter, improved operating results are expected reflecting seasonally stronger results from our converting operations. Improved manufacturing operations should also favorably impact earnings.

Distribution

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,530	$1,465	$1,550
Operating Profit	18	17	22

Distribution’s 2005 first-quarter sales were up 4% from the first quarter of 2004, but down 1% from the previous quarter. Operating profits were up 6% in the first quarter of 2005 compared with the first quarter of 2004, but down 18% from the previous quarter.

Sales increased compared with the 2004 first quarter reflecting higher average prices, particularly for printing papers. Offsetting the effect of these higher prices was a decline in shipments of printing papers and facility supplies. Lower margins for printing paper and packaging also curbed the year-over-year earnings increase.

Compared with the fourth quarter of 2004, first quarter earnings declined mainly due to seasonally lower volumes. However, improved pricing for packaging and printing related products, along with higher average margins, offset the effect of the volume decline.

Looking forward, operating results in the second quarter are expected to improve due to seasonally higher volumes and some improvement in average price realizations.

Forest Products

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$610	$600	$570

Operating Profit:
Forest Resources-
Gross Margin-
Sales of Forestlands	$69	$95	$65
Harvest & Recreational Income	69	70	81
Forestland Expenses	(34)	(42)	(55)
Real Estate Operations	54	27	55
Wood Products	49	54	30

Operating Profit	$207	$204	$176

Forest Products net sales for the first quarter of 2005 were 2% higher than in the first quarter of 2004 and 7% higher than in the fourth quarter of 2004. Operating profits in the first quarter of 2005 were 1% higher than in the first quarter of 2004 and 18% higher than in the fourth quarter of 2004.

Compared with the first quarter of 2004, earnings in the 2005 first quarter benefited from lower forestlands operating costs. However, margins from forestland harvest and recreational income of $69 million were about the same as the $70 million in the 2004 first quarter as a 6% decline in harvest volumes offset stronger prices and product mix. Forestland sales margins declined to $69 million from $95 million. Operating profits for the Real Estate division of $54 million were double the $27 million earned in the 2004 first quarter. Earnings from lumber and plywood were lower due to higher raw material costs.

Both sales and earnings increased compared with the 2004 fourth quarter principally as a result of higher average prices and volumes for lumber and plywood products. Earnings also benefited from favorable forestry operating costs and lower sawmill manufacturing costs. Forestland harvest and recreational income margins declined from $81 million in the 2004 fourth quarter reflecting a 15% reduction in harvest volumes, while margins from forestland sales were slightly higher than the $65 million earned in the 2004 fourth quarter. Operating profits for the Real Estate division were comparable with the $55 million earned in the 2004 fourth quarter.

International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum bulk sale basis, as well as sale of timberlands. Accordingly, earnings from quarter to quarter may vary depending on the number of sales, timber prices and underlying timber volume of such sales.

As the second quarter begins, average lumber and plywood prices are expected to increase slightly and demand will be solid. However, the effects of lower planned harvest volumes should more than offset the impact of these favorable price effects.

Carter Holt Harvey

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$540	$515	$585
Operating Profit	5	11	12

Carter Holt Harvey’s 2005 first-quarter sales were 5% higher than in the first quarter of 2004, but 8% lower than the fourth quarter of 2004. Operating profits in the first quarter of 2005 were down approximately 55% compared with both the first and fourth quarters of 2004. Reported U.S. dollar sales and earnings in the 2005 first quarter continued to be impacted by the translation effect of a stronger New Zealand dollar. In New Zealand dollars, 2005 first quarter sales were 3% and 10% lower than the first quarter of 2004 and the fourth quarter of 2004, respectively. Operating profits in New Zealand dollars in the first quarter of 2005 were down by 61% and 63% from the first and fourth quarters of 2004, respectively.

Operating results versus both 2004 quarters were negatively impacted by seasonally weaker demand in the wood products sector and lower Australian housing starts. Pulp and paper earnings reflected an increase in maintenance downtime. Strong volumes in the packaging business in New Zealand were not enough to offset lower average prices and an unfavorable sales mix, particularly in the horticulture sector.

A seasonal improvement is expected in the 2005 second quarter. The Australian and New Zealand housing markets are expected to continue to rebound from first quarter conditions. Asian paper demand is forecasted to remain firm, but high log inventories in South Korea are expected to put downward pressure on log prices.

International Paper’s results for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects: (1) Carter Holt Harvey’s earnings include only our share of Carter Holt Harvey’s operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey’s sales; (2) Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars; and (3) Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. In 2005, the major differences in standards relate to forestry accounting including cost of timber harvested (COTH). In 2004, the major differences related to COTH, goodwill amortization and accounting for financial instruments.

Specialty Businesses and Other

	2005	2004
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$275	$295	$260
Operating Profit	10	10	7

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical and European Distribution. Also included are divested businesses whose results are included in this segment for periods prior to their sale. First-quarter 2005 net sales were 7% lower than in the first quarter of 2004, but 6% higher than in the fourth quarter of 2004. Earnings in the 2005 first quarter were even with the first quarter of 2004, and 43% higher than the fourth quarter of 2004.

Price increases and improvements in volume and mix in the U.S. Arizona Chemical business partially offset the negative effects of higher raw material costs. Looking forward to the second quarter, price and mix improvements are expected to continue while manufacturing operations are also expected to improve.

Liquidity and Capital Resources

Cash provided by operations totaled $155 million for the first three months of 2005, compared to $224 million for the comparable 2004 period. The decrease reflects an increase in working capital requirements including an increase in accounts receivable reflecting higher sales toward the end of the quarter, an increase in inventories in anticipation of expected second quarter planned maintenance shutdowns, and a decrease in accounts payable and accrued liabilities due to the timing of payments at the end of the quarter.

Investments in capital projects totaled $197 million and $252 million for the first three months of 2005 and 2004, respectively. Full year capital spending for 2005 is now expected to be approximately $1.4 billion, which is below projected depreciation and amortization charges. In addition, approximately $64 million, net of $1 million of cash acquired, was used by Carter Holt Harvey for the acquisition of Wadepack Limited.

Financing activities for the first three months of 2005 included an $807 million net decrease in debt versus a $95 million net decrease during the comparable 2004 three-month period. First quarter 2005 activity included the redemption in February of the outstanding $464 million of International Paper Capital Trust 5.25% convertible subordinated debentures at 100.5% of par plus accrued interest, early payments of approximately $295 million principal amount of notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015, redemption of $55 million aggregate principal amount of tax-exempt bonds with coupon rates ranging from 4% to 7.13% and maturities from 2005 to 2019, and a reduction by CHH of its multi-currency and commercial paper credit facilities borrowing by approximately $240 million. First quarter 2004 financing activity included the March issuance of $400 million of 5.25% notes due in April 2016 and $600 million of 4.00% notes due in April 2010. The proceeds from these issuances were used to retire $1.0 billion of 8.125% coupon rate debt in April 2004. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

At March 31, 2005 and December 31, 2004, International Paper classified $319 million and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described below.

In the first three months of 2005, approximately 3.0 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $16 million of cash and restricted stock that does not generate cash. During the first three months of 2004, approximately 3.3 million treasury shares were issued for various incentive plans, including stock option exercises that generated $93 million of cash and restricted stock that does not generate cash. Common stock dividend payments totaled $123 million and $121 million for the first three months of 2005 and 2004, respectively. Dividends were $.25 per share for both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. At March 31, 2005, the Company held long-term credit ratings of BBB (negative outlook) and Baa2 (negative outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2005 through cash from operations, supplemented as required by its various existing credit facilities.

At March 31, 2005, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. As of March 31, 2005, International Paper had $192 million of outstanding borrowings under this receivable securitization program. Additionally, Carter Holt Harvey has multi-currency credit facilities equivalent to NZ$725 million available for liquidity requirements. As of March 31, 2005, Carter Holt Harvey had approximately NZ$75 million of outstanding borrowings under these facilities.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2004, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first quarter of 2005.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $54 million for International Paper’s U.S. plans for the three months ended March 31, 2005, or about $27 million higher than the pension expense recorded for the first three months of 2004. Net pension expense for non-U.S. plans was about $8 million and $11 million for the first quarter of 2005 and 2004, respectively. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, a decrease in the assumed discount rate to 5.75% in 2005 from 6.00% in 2004, and a decrease in the expected return on plan assets to 8.50% in 2005 from 8.75% in 2004.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on a yield curve that incorporates approximately 570 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. At March 31, 2005, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.6 billion, consisting of approximately 62% equity securities, 27% fixed income securities, and 11% real estate and other assets.

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

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $13 million and $12 million would have been recorded in the first three months of 2005 and 2004, respectively, decreasing the reported earnings per share from $.16 and $.15 for the first three months of 2005 and 2004, respectively, to $.13 in the first three months of both 2005 and 2004.

Beginning in 2005, U.S. employees will no longer receive stock option awards.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include, among other things, demand and pricing for the Company’s products and changes in overall demand, the effects of competition from foreign and domestic producers, the level of housing starts, changes in the cost or availability of raw materials, changes in energy costs, unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations, the ability of the Company to continue to realize anticipated cost savings, performance of the Company’s manufacturing operations, results of legal proceedings, changes related to international economic conditions, specifically in Brazil and Russia, changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Euro, and the war on terrorism. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements are discussed in greater detail in the Company’s Securities and Exchange Commission filings.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended March 31,
	2005	2004 (1)
Printing Papers	$1,985	$1,900
Industrial Packaging (2)	1,295	1,080
Consumer Packaging (2)	630	610
Distribution	1,530	1,465
Forest Products	610	600
Carter Holt Harvey	540	515
Other Businesses (3)	275	295
Corporate and Inter-segment Sales	(315)	(327)

Net Sales	$6,550	$6,138

Operating Profit by Industry Segment

	Three Months Ended March 31,
	2005	2004 (1)
Printing Papers	$183	$84
Industrial Packaging (2)	105	46
Consumer Packaging (2)	23	31
Distribution	18	17
Forest Products	207	204
Carter Holt Harvey	5	11
Other Businesses (3)	10	10

Operating Profit	551	403
Interest expense, net	(179)	(196)
Minority interest (4)	6	13
Corporate items, net	(155)	(110)
Restructuring and other charges	(66)	(30)
Net (losses) gains on sales and impairments of businesses held for sale	(79)	9
Reversal of reserves no longer required, net	—	7

Earnings from continuing operations before income taxes and minority interest	$78	$96

(1)	Prior-year industry information has been restated to conform to 2005 management structure.
(2)	Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior-period segment information has been restated to reflect this presentation.
(3)	Includes Arizona Chemical and businesses identified in our divestiture program.
(4)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

International Paper Consolidated (excluding Carter Holt Harvey)

	Three Months Ended March 31,
	2005	2004
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers and Bristols	112	114
Europe & Russia Uncoated Papers and Bristols	359	361
U.S. Uncoated Papers and Bristols	1,134	1,195

Uncoated Papers and Bristols	1,605	1,670
Coated Papers	506	526
Market Pulp (3)	365	393

Packaging (In thousands of short tons)
Container of the Americas	765	610
European Container (Boxes)	259	251
Other Industrial and Consumer Packaging	256	255

Industrial and Consumer Packaging	1,280	1,116
Containerboard	470	541
Bleached Packaging Board	371	379
Kraft	150	148

Forest Products (In millions)
Panels (sq. ft. 3/8” - basis)	401	388
Lumber (board feet)	613	573

Carter Holt Harvey (4)

	Three Months Ended March 31,
	2005	2004
Printing Papers (In thousands of short tons)
Market Pulp (3)	141	147

Packaging (In thousands of short tons)
Containerboard	108	119
Bleached Packaging Board	23	20
Industrial and Consumer Packaging	40	39

Forest Products (In millions)
Panels, including Flooring Products (sq. ft. 3/8” - basis)	60	63
Lumber (board feet)	106	118
MDF and Particleboard (sq. ft. 3/4” - basis)	171	139

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.
(4)	Includes 100 percent of volumes sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 31 and 32 of International Paper’s Form 10-K Annual Report for the year ended December 31, 2004, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 8 in this Form 10-Q.

Other Litigation

On September 16, 2002, International Paper was served in Federal District Court in Columbia, South Carolina with a class action lawsuit by a group of private landowners alleging that International Paper and certain of its fiber suppliers, known as “Quality Suppliers,” engaged in an unlawful conspiracy to artificially depress the prices at which International Paper procures fibers for its mills. The suit seeks injunctive relief as well as treble damages and other costs associated with the litigation. On March 31, 2004, the case was certified as a class action. International Paper filed for permission from the U.S. Court of Appeals for the Fourth Circuit to appeal the District Court’s order granting class certification, but that request was denied. In January 2005, International Paper filed motions requesting dismissal of the plaintiff’s claim based on plaintiffs’ lack of standing to sue and for decertification of the class. These motions were denied on April 7, 2005. Discovery and issues concerning class notice are ongoing. The Company is vigorously defending this case and believes that it has valid defenses.

The linerboard class action lawsuits, which were settled in September 2003, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

Twelve complaints with multiple plaintiffs who opted out of the linerboard class action have been filed in various federal district courts around the country. These suits allege that the defendants conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993 through February 28, 1997. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. The Company has reached settlements in two of the opt-out cases – one case was settled in August 2004, and the other case was settled in March 2005. The 10 remaining opt-out cases have been consolidated for pre-trial purposes in the federal court for the Eastern District of Pennsylvania. Discovery in the federal opt-out cases is currently scheduled to conclude in June 2005. The Company is vigorously defending the remaining opt-out cases and believes it has valid defenses.

The high pressure laminates antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

The publications papers antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, discovery and related pre-trial proceedings have begun in the consolidated federal case.

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the other lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2005 - March 31, 2005	3,494	(a)	$38.86	0	0

(a)	Represents shares tendered in connection with stock option exercises.

ITEM 6. EXHIBITS

(a)	Exhibits

10	Purchase Agreement by and between the Company and TIPB Acquisition, LLC, dated as of March 14, 2005

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

(Registrant)

Date: May 6, 2005	By	/s/ CHRISTOPHER P. LIDDELL
Christopher P. Liddell
Senior Vice President and Chief Financial Officer

Date: May 6, 2005	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller