Form 10-Q
period 2005-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2005-08-05
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 490,498,543.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$6,514	$6,229	$13,064	$12,367

Costs and Expenses
Cost of products sold	4,893	4,630	9,797	9,250
Selling and administrative expenses	498	472	1,020	986
Depreciation, amortization and cost of timber harvested	390	375	782	753
Distribution expenses	264	260	531	518
Taxes other than payroll and income taxes	57	60	120	122
Restructuring and other charges	31	107	97	137
Insurance recoveries	(35)	—	(35)	—
Net (gains) losses on sales and impairments of businesses held for sale	(19)	36	60	27
Reversal of reserves no longer required, net	—	(5)	—	(12)
Interest expense, net	166	184	345	380

Earnings From Continuing Operations Before Income Taxes and Minority Interest	269	110	347	206
Income tax provision	180	15	198	46
Minority interest expense (benefit), net of taxes	12	33	(5)	47

Earnings From Continuing Operations	77	62	154	113
Discontinued operations, net of taxes and minority interest	—	131	—	153

Net Earnings	$77	$193	$154	$266

Basic and Diluted Earnings Per Common Share
Earnings from continuing operations	$0.16	$0.13	$0.32	$0.23
Discontinued operations	—	0.27	—	0.32

Net earnings	$0.16	$0.40	$0.32	$0.55

Average Shares of Common Stock Outstanding - Assuming dilution	487.4	488.2	488.0	487.8

Cash Dividends Per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	June 30, 2005	December 31, 2004

Assets
Current Assets
Cash and temporary investments	$1,251	$2,596
Accounts and notes receivable, net	3,195	2,994
Inventories	2,830	2,718
Assets of businesses held for sale	61	229
Deferred income tax assets	422	470
Other current assets	272	312

Total Current Assets	8,031	9,319

Plants, Properties and Equipment, net	13,150	13,432
Forestlands	3,927	3,936
Investments	644	679
Goodwill	5,012	4,994
Deferred Charges and Other Assets	1,782	1,857

Total Assets	$32,546	$34,217

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$571	$506
Accounts payable	2,197	2,279
Accrued payroll and benefits	453	492
Liabilities of businesses held for sale	50	82
Other accrued liabilities	1,330	1,513

Total Current Liabilities	4,601	4,872

Long-Term Debt	12,812	14,132
Deferred Income Taxes	1,769	1,697
Other Liabilities	3,771	3,714
Minority Interest	1,497	1,548
Common Shareholders’ Equity
Common stock, $1 par value, 490.5 shares in 2005 and 487.5 shares in 2004	490	487
Paid-in capital	6,593	6,562
Retained earnings	2,470	2,562
Accumulated other comprehensive loss	(1,452)	(1,357)

	8,101	8,254
Less: Common stock held in treasury, at cost, 2005 - 0.1 shares	5	—

Total Common Shareholders’ Equity	8,096	8,254

Total Liabilities and Common Shareholders’ Equity	$32,546	$34,217

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net earnings	$154	$266
Discontinued operations, net of taxes and minority interest	—	(153)
Depreciation and amortization	782	753
Deferred income tax expense, net	110	14
Restructuring and other charges	97	137
Payments related to restructuring and legal reserves	(90)	(111)
Insurance recoveries	(35)	—
Reversal of reserves no longer required, net	—	(12)
Net losses on sales and impairments of businesses held for sale	60	27
Other, net	101	168
Changes in current assets and liabilities
Accounts and notes receivable	(118)	(309)
Inventories	(123)	(17)
Accounts payable and accrued liabilities	(243)	4
Other	(116)	(72)

Cash Provided by Operations	579	695

Investment Activities
Invested in capital projects
Continuing operations	(506)	(558)
Businesses sold and held for sale	(15)	(4)
Acquisitions, net of cash acquired	(181)	—
Proceeds from divestitures	280	604
Other	42	110

Cash (Used for) Provided by Investment Activities	(380)	152

Financing Activities
Issuance of common stock	19	110
Issuance of debt	559	2,033
Reduction of debt	(1,761)	(3,148)
Change in book overdrafts	1	(65)
Dividends paid	(246)	(242)
Other	(17)	(57)

Cash Used for Financing Activities	(1,445)	(1,369)

Effect of Exchange Rate Changes on Cash	(99)	21

Change in Cash and Temporary Investments	(1,345)	(501)
Cash and Temporary Investments
Beginning of the period	2,596	2,363

End of the period	$1,251	$1,862

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Six Months Ended June 30, 2005

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Net issuance of stock for various plans	3,004	3	31	—	—	126	5	29
Cash dividends - Common stock ($0.50 per share)	—	—	—	(246)	—	—	—	(246)
Comprehensive income (loss):
Net income	—	—	—	154	—	—	—	154
Change in cumulative foreign currency translation adjustment (less tax of $17)	—	—	—	—	(101)	—	—	(101)
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $10)	—	—	—	—	26	—	—	26
Less: Reclassification adjustment for gains included in net income (less tax of $9)	—	—	—	—	(20)	—	—	(20)

Total comprehensive income								59

Balance, June 30, 2005	490,499	$490	$6,593	$2,470	$(1,452)	142	$5	$8,096

Six Months Ended June 30, 2004

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Net issuance of stock for various plans	901	1	(13)	—	—	(3,662)	(140)	128
Cash dividends - Common stock ($0.50 per share)	—	—	—	(242)	—	—	—	(242)
Comprehensive income (loss):
Net income	—	—	—	266	—	—	—	266
Change in cumulative foreign currency translation adjustment (less tax of $13)	—	—	—	—	(101)	—	—	(101)
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $3)	—	—	—	—	(7)	—	—	(7)
Less: Reclassification adjustment for gains included in net income (less tax of $7)	—	—	—	—	(14)	—	—	(14)

Total comprehensive income								144

Balance, June 30, 2004	486,063	$486	$6,487	$3,106	$(1,812)	6	$—	$8,267

The accompanying notes are an intergral part of these financial statements.

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

Financial information by industry segment is presented on page 34. Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior period segment information has been restated to reflect this presentation.

See Note 12 for required pro forma and additional disclosures related to stock-based compensation awards.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2005	2004	2005	2004
Earnings from continuing operations	$77	$62	$154	$113
Effect of dilutive securities	—	—	—	—

Earnings from continuing operations - assuming dilution	$77	$62	$154	$113

Average common shares outstanding	485.9	485.6	486.0	485.0
Effect of dilutive securities
Performance share plan	1.2	—	1.2	—
Stock options	0.3	2.6	0.8	2.8

Average common shares outstanding - assuming dilution	487.4	488.2	488.0	487.8

Earnings per common share from continuing operations	$0.16	$0.13	$0.32	$0.23

Earnings per common share from continuing operations - assuming dilution	$0.16	$0.13	$0.32	$0.23

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2005, a pre-tax charge of $31 million ($19 million after taxes) for organizational restructuring charges, and a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation were recorded. The organizational restructuring charges included $17 million before taxes ($11 million after taxes) recorded in the Printing Papers business segment for severance and other charges associated with the indefinite shutdown of three U.S. paper machines, and $14 million before taxes ($8 million after taxes) in the Forest Products business segment for costs associated with relocating the business headquarters to Memphis, Tennessee from Savannah, Georgia. Additionally, a $94 million increase in the income tax provision was recorded, including approximately $91 million for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004.

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

During the second quarter of 2004, restructuring and other charges totaling $107 million before taxes and minority interest ($63 million after taxes and minority interest) were recorded. Included in this charge were $42 million before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs and $65 million before taxes ($40 million after taxes) for losses on early extinguishment of debt. The $42 million restructuring charge included $20 million of severance costs covering the termination of 431 employees and other cash costs of $22 million, and included: Printing Papers - $1 million, Industrial Packaging - $1 million, Consumer Packaging - $2 million, Forest Products - $1 million, Distribution - $2 million, Specialty Businesses - $11 million and Corporate - $24 million. In addition, a $5 million credit before taxes and minority interest ($3 million after taxes and minority interest) was recorded for the net reversal of restructuring and realignment reserves no longer required. Also, a $5 million net increase in the tax provision, after minority interest, was recorded reflecting a $32 million charge for an adjustment of deferred tax balances and a $27 million credit from the reduction of valuation reserves for capital loss carryovers.

During the first quarter of 2004, restructuring and other charges totaling $30 million before taxes ($19 million after taxes) were recorded. Included in this charge were $14 million before taxes ($9 million after taxes) for organizational restructuring programs and $16 million before taxes ($10 million after taxes) for losses on early extinguishment of debt. The $14 million charge covered the termination of 202 employees and included: Printing Papers - $1 million, Industrial Packaging - $4 million, Consumer Packaging - $1 million, Forest Products - $4 million, Distribution - $2 million and Corporate - $2 million. In addition, a $7 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

During the last two quarters of 2004, restructuring and other charges totaling $74 million before taxes and minority interest ($42 million after taxes and minority interest) were recorded. These charges included an $18 million charge before taxes and minority interest ($11 million after taxes and minority interest) for a corporate-wide organizational restructuring program, a $35 million charge before minority interest ($18 million after minority interest) for the impairment of goodwill arising in connection with CHH’s purchase of Plantation Timber Products, a $10 million charge before taxes ($6 million after taxes) for legal settlements and an $11 million charge before taxes ($7 million after taxes) for losses on early extinguishment of debt. In addition, credits of $123 million before taxes ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and $23 million before taxes and minority interest ($15 million after taxes and minority interest) for the net reversal of reserves no longer needed were recorded.

NOTE 4 – ACQUISITIONS

On April 28, 2005, International Paper’s 50.5% owned subsidiary, CHH, announced the completion of its acquisition of Tenon Limited’s structural timber business for a purchase price of approximately NZ$165 million (approximately U.S. $120 million).

In the first quarter of 2005, CHH completed the previously announced acquisition of Wadepack Limited, an Australian carton business, for approximately $65 million. In connection with this acquisition, CHH recorded approximately $42 million of goodwill. Since International Paper wrote off all CHH goodwill in 2002 under a newly adopted U.S. accounting standard, the goodwill arising in subsequent CHH acquisitions must be evaluated for impairment in International Paper’s consolidated financial statements. Accordingly, at March 31, 2005, this newly recorded goodwill was evaluated for impairment and written off.

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

Revenues associated with these discontinued operations were $293 million and $636 million, respectively, for the three-month and six-month periods ended June 30, 2004. Earnings and earnings per share related to these operations were as follows:

In millions, except per share amounts	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Earnings from discontinued operations
Earnings from operations	$56	$94
Income tax expense	(13)	(26)
Minority interest expense, net of taxes	(2)	(5)

Earnings from discontinued operations, net of taxes and minority interest	41	63

Gain on sale of CHH Tissue business	268	268
Income tax expense	(69)	(69)
Minority interest expense, net of taxes	(109)	(109)

Gain on sale, net of taxes and minority interest	90	90

Earnings from discontinued operations, net of taxes and minority interest	$131	$153

Earnings per common share from discontinued operations
Earnings from operations, net of taxes and minority interest	$0.08	$0.13
Gain on sale, net of taxes and minority interest	0.19	0.19

Earnings per common share from discontinued operations, net of taxes and minority interest	$0.27	$0.32

Other Divestitures:

During the second quarter of 2005, the Company completed the sales of its Fine Papers and Industrial Papers businesses and Papeteries de France for approximately $61 million, $180 million and $14 million, respectively.

The accompanying consolidated statement of operations includes a $19 million pre-tax credit ($12 million after taxes), including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business, final charges related to the sale of Fine Papers and Industrial Papers, as well as net adjustments of losses from businesses previously sold. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net.

In June 2005, International Paper announced that it will explore strategic alternatives for its 50.5% stake in CHH. Many of International Paper’s original plans for investment in CHH have changed, and the Company has decided to reassess the role of CHH in its global portfolio. International Paper hopes to identify acceptable strategic alternatives for its shares before the end of 2005.

In March 2005, International Paper announced an agreement to sell its Fine Papers business to Mohawk Paper Mills, Inc. of Cohoes, New York. A $24 million pre-tax loss ($13 million after taxes) was recorded in the first quarter to write down the net assets of the Fine Papers business to their estimated net realizable value. Included in the sale were the Hamilton, Ohio paper mill with an annual production capacity of approximately 65,000 tons; the Saybrook, Ohio converting center; and the Westfield, Massachusetts artist papers converting operation. The sale also included the Strathmore®, Brite Hue®, VIA ® and Beckett® brands.

Also in March 2005, International Paper announced that it had signed an agreement to sell its Industrial Papers business to an affiliate of Kohlberg and Company, LLC. A $49 million pre-tax loss ($35 million after taxes) was recorded in the first quarter to write down the net assets of the Industrial Papers business and related corporate assets to their estimated net realizable value. The Industrial Papers business included packaging and pressure sensitive papers and related converting assets.

Also in the first quarter of 2005, charges totaling $6 million before taxes ($4 million after taxes) were recorded for adjustments to estimated losses on sales of certain smaller operations.

In the second quarter of 2004, a $27 million pre-tax loss ($27 million after taxes) was recorded to write down the assets of the Company’s Anould mill to their estimated net realizable value. In addition, a $9 million loss before taxes and minority interest ($5 million after taxes and minority interest) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated net realizable value.

In the first quarter of 2004, a $9 million pre-tax gain ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

At June 30, 2005, assets and liabilities of businesses held for sale totaled $61 million and $50 million, respectively, consisting of certain smaller businesses held for sale. Assets and liabilities of businesses held for sale at December 31, 2004 totaled $229 million and $82 million, respectively, and included the Fine Papers business as well as certain smaller businesses.

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	June 30, 2005	December 31, 2004
Raw materials	$421	$371
Finished pulp, paper and packaging products	1,770	1,796
Finished lumber and panel products	208	184
Operating supplies	385	351
Other	46	16

Total	$2,830	$2,718

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $953 million and $2.1 billion at June 30, 2005 and December 31, 2004, respectively.

Interest payments made during the six-month periods ended June 30, 2005 and 2004 were $392 million and $417 million, respectively. Capitalized net interest costs were $5 million and $7 million for the six months ended June 30, 2005 and 2004, respectively. Total interest expense was $396 million for the first six months of 2005 and $424 million for the first six months of 2004. Distributions paid under all of International Paper’s preferred securities of subsidiaries were $8 million and $30 million during the first six months of 2005 and 2004, respectively. The decrease in 2005 was due to preferred securities redeemed in February 2005 and in 2004. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations, except for $3 million in 2005 and $19 million in 2004 related to the Trust preferred securities that were deconsolidated in the last half of 2003 and redeemed in February 2005. Income tax payments of $117 million and $113 million were made during the first six months of 2005 and 2004, respectively.

Accumulated depreciation was $18.3 billion at June 30, 2005 and $18.2 billion at December 31, 2004. The allowance for doubtful accounts was $116 million at June 30, 2005 and $128 million at December 31, 2004.

The following tables present changes in the goodwill balances as allocated to each business segment for the six-month periods ended June 30, 2005 and 2004:

In millions	Balance December 31, 2004	Reclassifications and Other	Additions/ (Reductions)		Balance June 30, 2005
Printing Papers	$2,876	$3	$—		$2,879
Industrial Packaging	591	(5)	31	(a)	617
Consumer Packaging	1,014	(4)	5	(b)	1,015
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate and Other Businesses	24	—	(13	) (c)	11

Total	$4,994	$(5)	$23		$5,012

(a)	Reflects the completion of the accounting for the acquisition of Box USA, which resulted in a $37 million increase in goodwill, offset by a $6 million decrease resulting from the sale of the Industrial Papers business.
(b)	Reflects a $5 million adjustment resulting from the acquisition of minority interest in Shorewood EPC Europe Limited.
(c)	Reflects the sale of International Paper's Fine Papers business.

In millions	Balance December 31, 2003	Reclassifications and Other	Additions/ (Reductions)	Balance June 30, 2004
Printing Papers	$2,878	$(1)	$—	$2,877
Industrial Packaging	345	5	(1)	349
Consumer Packaging	1,016	(4)	—	1,012
Distribution	334	—	—	334
Forest Products	190	1	—	191
Corporate and Other Businesses	30	(6)	—	24

Total	$4,793	$(5)	$(1)	$4,787

The following table presents an analysis of activity related to asset retirement obligations:

	Six Months Ended June 30,
	2005	2004
In millions
Asset retirement obligations, January 1	$41	$48
New liabilities	9	2
Liabilities settled	(3)	(3)
Net adjustments to existing liabilities	(3)	(1)
Accretion expense	1	1

Asset retirement obligations, June 30	$45	$47

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances:

	Six Months Ended June 30,
In millions	2005	2004
Balance, January 1	$1,548	$1,622
Minority interest related to sale of CHH Tissue Business	—	307
Currency translation adjustment	(22)	(24)
Reclassification of limited partnership interests to debt	—	(163)
Dividends paid	(23)	(37)
Minority interest (benefit) expense	(8)	23
Other, net	2	—

Balance, June 30	$1,497	$1,728

NOTE 7 – RECENT ACCOUNTING DEVELOPMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to the fact that a legal obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. Interpretation 47 must be adopted no later than the fourth quarter of 2005. International Paper is currently evaluating the effects of this Interpretation but believes that it will not have a material impact on its consolidated financial statements.

In March 2005, the FASB also issued FASB Staff Position (FSP) FIN 46(R)-5 (FSP FIN 46(R)-5), “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper has already adopted FIN 46(R) and applied the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material impact on its consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. In the second quarter of 2005, International Paper repatriated approximately $1.2 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. The Company recorded income tax expenses associated with these cash repatriations totaling approximately $91 million.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards outstanding on its effective date, or awards modified, repurchased, or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements. See Note 12 for a further discussion of stock options.

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

The following table presents an analysis of the net reserve activity related to these lawsuits for the six months ended June 30, 2005.

RESERVE ANALYSIS

In millions	Hard - board	Omni - wood	Woodruf	Total
Balance, December 31, 2004	$158	$97	$4	$259
Payments	(64)	(12)	(3)	(79)

Balance, June 30, 2005	$94	$85	$1	$180

The following table shows an analysis of claims statistics related to these lawsuits for the six months ended June 30, 2005.

CLAIMS STATISTICS

In thousands	Hardboard		Omniwood		Woodruf		Total
No. of Claims Pending	Single Family	Multi - Family	Single Family	Multi - Family	Single Family	Multi - Family	Single Family	Multi - Family	Total
December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	20.4	5.3	2.1	0.3	0.3	—	22.8	5.6	28.4
No. of Claims Paid	(17.1)	(2.2)	(2.1)	—	(0.2)	—	(19.4)	(2.2)	(21.6)
No. of Claims Dismissed	(9.8)	(1.8)	(0.1)	—	(0.1)	—	(10.0)	(1.8)	(11.8)
June 30, 2005	32.4	6.3	2.3	0.7	0.9	0.3	35.6	7.3	42.9

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

The lawsuit commenced by International Paper and Masonite against certain of their insurance carriers for recovery of amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of the hardboard siding class action lawsuit (the Indemnification Lawsuit) is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. In March 2005, the Court in the Indemnification Lawsuit issued a preliminary decision that resolved a number of legal issues relating to the allocation of liabilities to the various insurance policies involved. Based on this decision, the Company has asked the Court to enter a judgment allocating damages, plus interest, to each of the carriers who have not settled with the Company. It is difficult to predict when the judgment will be entered. The judgment will be subject to appeal. Because of the uncertainties inherent in the litigation, the Company is unable to estimate the amount that it will ultimately recover against its insurance carriers. See also Note 13.

In addition to the Indemnification Lawsuit, the Company is seeking indemnification from other insurance carriers in arbitration proceedings as required by the applicable policies. As of June 30, 2005, International Paper had received an aggregate of $274 million in settlement payments from certain of its insurance carriers.

An alternative risk-transfer agreement with a third party, under which International Paper received $100 million at December 31, 2001, and a settlement of the parties’ rights and obligations with respect to that agreement, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. Between January 1, 2005 and June 30, 2005, International Paper paid approximately $9 million to the third party under the settlement, for total payments to date of approximately $41 million.

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

NOTE 9 - DEBT

In June 2005, International Paper used approximately $400 million of cash to repay a portion of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007.

In February 2005, International Paper redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures originally due in July 2025 at 100.5% of par plus accrued interest. Other reductions in the first quarter of 2005 included early payment of approximately $295 million of principal on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015.

Pre-tax early debt retirement costs of $24 million related to first quarter 2005 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2004, International Paper reclassified $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. from Minority interest to Current maturities of long-term debt. These partnership interests were repurchased in August 2004. Also in June 2004, an International Paper wholly-owned subsidiary issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points that can vary depending upon the credit rating of the Company, with a maturity in June 2007, which refinanced $650 million of long-term debt with an interest rate of LIBOR plus 100 basis points with a scheduled maturity date in August 2004.

In March 2004, International Paper issued $600 million of 4.00% notes due in April 2010 and $400 million of 5.25% notes due in April 2016. The proceeds from these issuances were used to retire approximately $1.0 billion of 8.125% coupon rate debt in April 2004. Pre-tax early debt retirement costs of $65 million related to the retired debt were included in Restructuring and other charges in the accompanying consolidated statement of operations. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003. Pre-tax early debt retirement costs of $16 million related to the retired debt were included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in March 2004, International Paper replaced its maturing $750 million bank credit agreement with a five-year, $1.25 billion bank credit facility maturing in March 2009. Concurrently, an existing three-year bank credit agreement maturing in March 2006 was reduced from $1.5 billion to $750 million.

The holders of International Paper’s zero-coupon convertible debt have the option to require the Company to repurchase these securities on June 20, 2006, at a price equal to the accreted principal amount of $1.2 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company’s option, in an amount equal to 57% of each debenture’s principal amount at maturity. The Company anticipates using a combination of cash from operations, from divestitures and from new debt issuances if this repurchase in 2006 is required.

At June 30, 2005 and December 31, 2004, International Paper classified $1.25 billion and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described above.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. In July 2005, subsequent to the Company’s announcement of a plan to transform its business portfolio to concentrate on two key platform businesses (see Note 13), Standard & Poor’s (S&P) reaffirmed the Company’s current long-term credit rating of BBB (negative outlook). On July 20, 2005, Moody’s Investor Services (Moody’s) announced that it had placed the Company’s debt ratings (currently Baa2 for long-term credit) on review for possible downgrade. Moody’s expects this review to be completed within 90 days, and expects that International Paper’s ratings will continue to be investment grade following the completion of the review. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

NOTE 10 – RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for this pension plan, will receive an additional company contribution to their savings plan.

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net periodic pension cost for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Service cost	$34	$29	$65	$58
Interest cost	120	117	237	234
Expected return on plan assets	(139)	(148)	(278)	(296)
Actuarial loss	46	24	84	47
Amortization of prior service cost	7	6	14	12

Net periodic pension expense (a)	$68	$28	$122	$55

(a)	Excludes a $29 million charge in 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestitures and organizational restructuring recorded in Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, and a $1 million charge in 2004 for curtailments and special termination benefits related to a company cost reduction initiative recorded in Restructuring and other charges.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless International Paper changes its funding policy to make contributions above the minimum requirements. The nonqualified plan is funded to the extent of benefit payments which equaled $12.8 million through June 30, 2005.

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

On January 21, 2005, final regulations for the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 were released resulting in a remeasurement of the plan as of the release date. The remeasurement and final subsidy calculations reduced the accumulated postretirement benefit obligation by $59 million, and reduced the 2005 periodic benefit costs for both the first and second quarter by $3 million.

The components of postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Service cost	$—	$1	$1	$3
Interest cost	9	14	19	28
Actuarial loss	4	9	10	20
Amortization of prior service cost	(10)	(11)	(20)	(20)

Net postretirement benefit cost (a)	$3	$13	$10	$31

(a)	Excludes a $3 million credit in 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestures and organizational restructuring recorded in Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, and a $1 million credit in 2004 for curtailments and special termination benefits related to a company cost reduction initiative recorded in Restructuring and other charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2005	2004	2005	2004
Net earnings, as reported	$77	$193	$154	$266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(9)	(28)	(21)

Pro forma net income	$62	$184	$126	$245

Earnings per common share
Basic and diluted—as reported	$0.16	$0.40	$0.32	$0.55

Basic and diluted—pro forma	$0.13	$0.38	$0.26	$0.51

During 2003, the Company decided to eliminate its stock option program for all U.S. employees with the intent of minimizing the use of stock options globally in 2006. In the United States, the stock option program was replaced with performance-based restricted shares for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the current market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the current market value and, accordingly, the Company will record no expense as a result of this action.

NOTE 13 – SUBSEQUENT EVENTS

Transformation Project:

On July 19, 2005, International Paper announced a plan to transform its business portfolio to concentrate on two key platform businesses: Uncoated Papers and Packaging. In connection with this plan, the Company announced it would evaluate strategic options for other businesses, including the possible sale or spin-off of:

•	The Company’s 50.5 percent stake in Carter Holt Harvey,

•	The Coated and Supercalendered Papers Business,

•	The Beverage Packaging Business, including the Pine Bluff, Arkansas mill,

•	The Kraft Papers Business, including the Roanoke Rapids, North Carolina mill,

•	Arizona Chemical,

•	The Wood Products Business, and

•	Segments or potentially all of its 6.8 million acres of U.S. forestlands.

After-tax proceeds from any potential divestments will vary, but the Company estimates that the range could be approximately $8 billion to $10 billion. Approximately 40-50% of such proceeds would be used to reduce debt and another 25-30% used to return value to shareholders.

It is currently anticipated that the evaluation of Carter Holt Harvey Limited will be completed by the end of 2005. The evaluations of the other businesses are expected to be completed by the first quarter of 2006. Until such time as management and the Board of Directors approve specific plans for the sale of one or more of these businesses, they will continue to be reported as ongoing operations in the Company’s consolidated financial statements.

In addition, the Company announced that it is evaluating the possible relocation of its Stamford, Connecticut headquarters to Memphis, Tennessee, where its operational headquarters is currently located.

Other:

On July 15, 2005, Carter Holt Harvey Limited announced that it had entered into a number of agreements to sell approximately 94,600 hectares of its forestlands for approximately NZ$441 million. Net proceeds after transaction costs and taxes are expected to be approximately NZ$385 million. The sales, expected to be completed in early October, are conditional on the approval of the Overseas Investment Commission and other normal commercial conditions. International Paper currently estimates that the sale transactions will result in a pre-tax loss after minority interest for U.S. reporting purposes of approximately $70—$75 million ($40—$45 million after taxes and minority interest) when completed.

In 2001, International Paper and Carter Holt Harvey Limited had each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). On August 1, 2005, International Paper purchased the 50% outside interest of IPPM for $46.1 million. IPPM is a Hong Kong–based distribution and packaging company with operations in China and other Asian countries. Beginning in August 2005, the financial position and results of operations of IPPM will be consolidated in International Paper’s financial statements.

On August 3, 2005, International Paper entered into an agreement with a group of insurance carriers to settle International Paper’s claims against those carriers in the Hardboard Lawsuit which is pending in a state court in California. Under the settlement agreement, the carriers agreed to pay International Paper $242 million, including $25 million within 90 days of execution of the agreement and the balance thereafter in 47 equal monthly installments. In connection with this settlement, the Company will recognize income of approximately $220 million in the 2005 third quarter, reflecting the present value of payments to be received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on page [31]

Executive Summary

International Paper (the “Company” or “International Paper”) had anticipated some modest improvement in 2005 second quarter operating results following the strongest first quarter in years. However, while average prices were up slightly from the first quarter, sales volumes in the Printing Papers and Industrial Packaging businesses were lower than expected, leading to more market-related downtime than expected. These factors, combined with higher wood fiber, energy, caustic soda, and other raw material costs, offset benefits from cost reduction initiatives and improved manufacturing operations, resulting in flat earnings from continuing operations compared with the 2005 first quarter.

Entering the third quarter, demand and pricing for International Paper products look mixed. On July 19, the Company announced a transformation plan that will focus the Company on two global platform businesses: Uncoated Papers and Packaging. This plan includes debt repayment, returning value to shareholders, and selective investments that will earn their cost of capital and provide solid returns to shareholders. At the same time, the Company continues to be even more focused on efforts to improve productivity, reduce costs and serve customers.

Results of Operations

For the second quarter of 2005, International Paper reported net sales of $6.5 billion, compared with $6.2 billion in the second quarter of 2004 and $6.6 billion in the first quarter of 2005.

Net earnings totaled $77 million, or $.16 per share, in the 2005 second quarter. This compared with net earnings of $193 million, or $.40 per share, in the second quarter of 2004 and net earnings of $77 million, or $.16 per share, in the first quarter of 2005. Amounts include the effects of special items in all periods.

Earnings from continuing operations were $77 million in the second quarter of 2005 compared with $62 million in the 2004 second quarter and $77 million in the 2005 first quarter. Earnings in the 2005 second quarter benefited from higher average price realizations ($112 million), cost reduction initiatives and improved mill operations ($37 million), and slightly higher gains from land sales ($6 million) compared with the 2004 second quarter. These benefits were partially offset by higher energy, wood and caustic soda costs ($88 million), and the impact of lower sales volumes and increased market-related downtime ($57 million). In addition, corporate items and other costs were higher ($24 million) primarily due to higher pension and supply chain initiative costs, although these were offset by benefits from lower net interest expense ($5 million) and lower special charges ($24 million).

Compared with the first quarter of 2005, earnings from continuing operations in the second quarter benefited from cost reduction initiatives and improved mill operations ($25 million) and higher average price realizations ($19 million). These benefits were offset by lower sales volumes and increased market-related downtime ($32 million), higher wood fiber, energy, caustic soda, and other raw material costs ($17 million), and lower gains from land sales ($12 million). Additionally, compared with the 2005 first quarter, the 2005 second quarter was impacted by a higher effective tax rate ($15 million), which was offset by lower special charges ($15 million) and lower corporate overhead costs ($17 million).

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

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2005	2004	2005
Net Earnings	$77	$193	$77
Deduct - Discontinued operations:
Earnings from operations	—	(41)	—
Adjustment to gain on sale	—	(90)	—

Earnings From Continuing Operations	77	62	77
Add back (deduct):
Income tax provision	180	15	18
Minority interest (benefit) expense, net of taxes	12	33	(17)

Earnings From Continuing Operations
Before Income Taxes and Minority
Interest	269	110	78
Interest expense, net	166	184	179
Minority interest included in operations	(13)	(9)	(6)
Corporate items	133	102	155
Special items:
Restructuring and other charges	—	107	66
Insurance recoveries	(35)	—	—
Net (gains) losses on sales and impairments of businesses held for sale	(19)	27	79
Reversal of reserves no longer required, net	—	(5)	—

	$501	$516	$551

Industry Segment Operating Profit
Printing Papers	$149	$141	$183
Industrial Packaging	85	70	105
Consumer Packaging	41	41	23
Distribution	18	21	18
Forest Products	191	222	207
Carter Holt Harvey	10	7	5
Specialty Businesses and Other	7	14	10

Total Industry Segment Operating Profit	$501	$516	$551

Discontinued Operations

During the 2004 second quarter, Carter Holt Harvey completed the sale of its Tissue business resulting in a $90 million after-tax and minority interest discontinued operations gain. Also, in the third quarter of 2004, International Paper reached an agreement to sell its Weldwood of Canada, Ltd. business. All periods presented reflect the operating results of these businesses as discontinued operations.

Income Taxes

The income tax provision of $180 million in the 2005 second quarter included a special charge of $94 million, principally for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004. Income taxes of $15 million in the 2004 second quarter included a $54 million special credit before minority interest ($27 million after minority interest) from the reduction of valuation reserves for capital loss carryovers and a $32 million special charge for the adjustment of deferred tax balances. The effective income tax rate for continuing operations, excluding special items, for both the 2005 and 2004 second quarters was 31%. The provision for income taxes of $18 million in the 2005 first quarter included a $19 million credit from the favorable resolution of a tax matter. The effective income tax rate for continuing operations, excluding special items, for the 2005 first quarter was 24%, reflecting this $19 million credit.

Corporate Items and Interest Expense

In the 2005 second quarter, minority interest expense, net of taxes, was $12 million compared with $33 million in the second quarter of 2004 and a credit of $17 million in the first quarter of 2005. The second quarter 2004 included a minority interest charge of $21 million net of taxes related to special items. The credit in the 2005 first quarter reflects the minority interest portion of a goodwill impairment write off at Carter Holt Harvey discussed in Restructuring and Other Charges below.

Net interest expense for the 2005 second quarter of $166 million included interest income of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding this, net interest expense of $177 million was lower than $184 million in the second quarter of 2004 and $179 million in the 2005 first quarter. The decrease in 2005 versus the second quarter of 2004 reflects lower average debt balances and interest rates due to debt refinancings and repayments in 2004 and 2005.

Corporate expenses, net, of $133 million in the 2005 second quarter were higher than 2004 second-quarter net expenses of $102 million, but were lower than the net expenses of $155 million in the first quarter of 2005. The increase compared with the 2004 second quarter was principally due to higher pension and supply chain initiative costs. The decline compared with the 2005 first quarter reflects lower corporate overhead costs.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they will achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

The second quarter of 2005 included a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation. The 2004 second quarter included a charge of $107 million before taxes and minority interest ($63 million after taxes and minority interest) for restructuring and other costs, including $42 million before taxes and minority interest ($23 million after taxes and minority interest) for organizational restructuring programs and $65 million before taxes ($40 million after taxes) for losses on early extinguishment of debt. The first quarter of 2005 included charges of $66 million before taxes and minority interest ($36 million after taxes and minority interest) consisting of a goodwill impairment write off in the United States of $42 million before minority interest ($21 million after minority interest) associated with an acquisition by Carter Holt Harvey, and a $24 million charge before taxes ($15 million after taxes) for losses on early extinguishment of high-cost debt.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

The second quarter of 2005 included a net gain on sales and impairments of businesses held for sale of $19 million before taxes ($12 million after taxes) for net adjustments of losses on businesses previously sold, including a $25 million credit from the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Included in the 2004 second quarter was a charge of $27 million before taxes ($27 million after taxes) to write down the assets of the Anould mill to their estimated realizable value. In addition, the 2004 second quarter included a loss of $9 million before taxes and minority interest ($5 million after taxes and minority interest) to write down the assets of Food Pack S.A. to their net realizable value, of which $4 million is included in the Packaging segment, $3 million is included in the Carter Holt Harvey segment and $(2) million is included in Minority interest. The first quarter of 2005 included a charge of $79 million before taxes ($52 million after taxes) reflecting charges to reduce the net assets of the Industrial Papers and Fine Papers businesses to their estimated realizable value.

Industry Segment Operating Profit

Industry segment operating profit of $501 million in the 2005 second quarter decreased from $516 million in the 2004 second quarter and from $551 million in the 2005 first quarter. Compared with the second quarter of 2004, earnings in the current quarter benefited from higher average paper and packaging prices ($163 million), strong mill operating performance, an improved mix of products sold and lower overhead costs from cost reduction efforts ($56 million), and slightly higher gains from land sales ($8 million). These benefits were more than offset by the effects of higher raw material costs, particularly wood, energy and caustic soda ($128 million), lower sales volumes and the impact of market-related mill downtime ($83 million), higher special charges included in segment operating profit ($24 million), and the unfavorable impact of foreign exchange rates ($7 million). Special charges of $31 million before taxes were included in the 2005 second quarter results, consisting of an organizational restructuring charge of $17 million recorded in the Printing Papers business segment for severance and other charges associated with the indefinite shutdown of three U.S. paper machines, and a $14 million charge recorded in the Forest Products business segment for costs associated with relocating the business headquarters to Memphis, TN from Savannah, GA. Compared with the 2005 first quarter, improved mill operating performance and the impact of cost reduction efforts ($36 million) and higher average prices ($27 million), particularly in uncoated free sheet, coated papers, bleached board, and wood products, were also positive earnings factors. However, total operating profit declined reflecting lower volumes and market-related downtime taken in uncoated papers and containerboard ($47 million), continued high raw material costs including energy, wood fiber and caustic soda ($25 million), and lower gains from land sales ($17 million), somewhat mitigated by lower other costs ($7 million). Additionally, the $31 million of special charges included in segment operating profit discussed above had a negative impact on current quarter results.

During the 2005 second quarter, International Paper took approximately 530,000 tons of downtime, including 275,000 tons for market-related downtime, compared with approximately 215,000 tons of downtime in the second quarter of 2004, which included essentially no market-related downtime. During the 2005 first quarter, International Paper took approximately 235,000 tons of downtime, including 95,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to market-related are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the second quarter of 2005.

Printing Papers

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,895	$1,985	$3,880	$1,855	$1,900	$3,755
Operating Profit	149	183	332	141	84	225

Printing Papers net sales for the second quarter of 2005 were 2% higher than the second quarter of 2004 but 5% lower than the first quarter of 2005. Operating profits in the second quarter of 2005 were 6% higher than the second quarter of 2004, but 19% lower than in the first quarter of 2005.

Compared with the 2004 second quarter, earnings improved slightly. Strong U.S. results for coated papers offset lower earnings in Brazil and Europe, while earnings in the United States for uncoated papers and pulp were about flat. Pricing in the United States for uncoated papers, coated papers and pulp were all well above 2004 second quarter levels; however, uncoated papers sales volumes declined reflecting 120,000 tons of market related downtime taken to balance production with customer orders. No market related downtime had been taken in the second quarter of 2004. The benefits in the 2005 second quarter of lower costs and strong mill operations were more than offset by continued high raw material and energy costs. Second quarter 2005 results also included a $17 million special charge for severance and other charges related to the indefinite shutdown of three U.S. paper machines. In Europe, the effect of lower sales volumes and high raw material and energy costs more than offset benefits from strong mill operations. Overall, average prices were down as price increases in Russia were more than offset by softer pricing in Western Europe. Lower earnings in Brazil reflected lower sales volumes and higher raw material and energy costs.

Earnings in the 2005 second quarter declined versus the 2005 first quarter due primarily to lower sales volumes in U.S. uncoated papers. Total downtime for uncoated papers in the second quarter was 175,000 tons, of which 120,000 tons were market related, versus a total of 60,000 tons in the first quarter, of which 40,000 tons were market related. Average price realizations were up from the prior quarter, but were trending downward toward the end of the quarter. The quarter benefited from the impact of strong manufacturing operations. Earnings were also negatively impacted by the $17 million second quarter special charge related to the indefinite shutdown of three U.S. paper machines discussed above. In Europe, volumes declined in the highest margin products, paper and board. Favorable prices in Russia were offset by lower prices on premium grades in Western Europe. Brazil’s sales volumes were higher than in the 2005 first quarter, primarily in coated paper, logs and chips. However, the weaker dollar and increased competition had a negative impact on paper prices. Pulp sales volumes were up slightly, and average prices for pulp increased over the prior quarter but ended the quarter lower than at the previous quarter end. Earnings for coated papers increased from the prior quarter due to higher prices, which were partially offset by slightly lower sales volumes and higher raw material and energy costs.

Entering the third quarter, the earnings outlook is mixed. In the United States, uncoated papers prices softened as the third quarter began, while sales volumes are expected to be generally in line with the second quarter. Average pulp prices for the quarter are expected to decrease. Seasonal sales volume increases in U.S. coated papers coupled with stronger average prices, including a July groundwood price increase, and strong mill operations should benefit earnings compared to the second quarter. In Europe, earnings will continue to be impacted by unfavorable foreign exchange rates, although price realizations are expected to improve. Sales volume increases in Brazil plus better domestic uncoated paper and export prices should have a positive impact on earnings.

Industrial Packaging

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,240	$1,295	$2,535	$1,125	$1,080	$2,205
Operating Profit	85	105	190	70	46	116

Industrial Packaging net sales for the second quarter of 2005 were 10% higher than the second quarter of 2004 but 4% lower than the first quarter of 2005. Operating profits in the second quarter of 2005 were 21% higher than the second quarter of 2004, but 19% lower than in the first quarter of 2005.

Compared with the 2004 second quarter, higher average containerboard prices were the primary driver of the increased earnings. This improvement was partially offset at the mills by higher raw material and fuel costs and decreased sales volumes. This segment took 200,000 tons of downtime in the second quarter 2005, including 140,000 tons of market related downtime, compared to 40,000 tons of downtime in the second quarter of 2004 of which virtually all was maintenance related. Earnings in the converting businesses were down slightly from the 2004 second quarter as the impacts of improved sales volumes and favorable foreign exchange rates were offset by lower average prices and higher input costs. The sale of the Industrial Papers business was completed at the end of May 2005.

The decrease in operating profits compared with the first quarter of 2005 reflected lower average sales prices and volumes and increased market related downtime in containerboard. Market related downtime in the second quarter of approximately 140,000 tons was over three times the 40,000 tons of market related downtime in the 2005 first quarter. However, mill productivity was strong. Additionally, earnings at the converting businesses were up due to higher volumes both in the United States and Europe, while operating rates at the converting plants for the quarter reached record levels.

Third quarter earnings expectations are mixed. The Company’s average prices in the United States may continue to soften. From a macro-economic perspective, non-durable goods production, which drives packaging demand, continues to be weaker than overall manufacturing, and packaging sales volumes continued to reflect this relative weakness as the third quarter began.

Consumer Packaging

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$650	$630	$1,280	$645	$610	$1,255
Operating Profit	41	23	64	41	31	72

Consumer Packaging net sales for the second quarter of 2005 were 1% higher than the second quarter of 2004 and 3% higher than the first quarter of 2005. Operating profits in the second quarter of 2005 were even with the second quarter of 2004 and 78% higher than in the first quarter of 2005.

Bleached board earnings for the 2005 second quarter improved compared to both the prior year and prior quarter as average price realizations and strong mill operations more than offset the effects of higher raw material and energy costs and slightly lower sales volumes. Compared to the second quarter of 2004, beverage packaging earnings declined slightly due primarily to an increase in board costs. Higher board costs also had a negative impact compared to the first quarter of 2005, but this was more than offset by the favorable effect of higher sales volumes. Compared to the 2004 second quarter, foodservice earnings improved due to higher average price realizations and improved operations, somewhat offset by a decline in U.S. sales volumes and an increase in board and resin costs. In addition, the 2004 second quarter included a $4 million loss on the sale of Food Pack, S.A. Foodservice earnings improved versus the 2005 first quarter as a result of seasonal volume increases, a slight increase in average prices and favorable operations. Shorewood’s earnings were lower than in the second quarter of 2004 due to reduced DVD sales volumes and raw material cost increases. However, compared to the first quarter of 2005, Shorewood’s earnings improved due to a seasonally stronger home entertainment sales mix.

Looking forward to the third quarter, overall earnings are expected to continue to improve. Both bleached board and beverage packaging earnings are likely to be flat as sales volumes and average prices continue at about second quarter levels, while Foodservice results improve slightly with further realizations of announced price increases and some improvement in raw material costs. Shorewood anticipates that seasonal sales volume increases and a favorable mix will have a positive impact on earnings.

Distribution

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,570	$1,530	$3,100	$1,485	$1,465	$2,950
Operating Profit	18	18	36	21	17	38

Distribution’s 2005 second-quarter sales were up 6% from the second quarter of 2004 and up 3% from the previous quarter. Operating profits were down 14% in the second quarter of 2005 compared with the second quarter of 2004, but even with the previous quarter.

Compared with the 2004 second quarter, sales volumes for printing papers and graphics were down. Average prices, however, were up in all segments, although this benefit was offset by lower vendor rebates and unfavorable fuel costs. Compared to 2005 first quarter results, sales volumes improved slightly, although this benefit was largely offset by a less favorable product mix. Average pricing for the quarter was about the same as in the first quarter. The impact of higher energy and transportation costs was somewhat offset by improvements in other operating costs.

Looking forward, operating results in the third quarter are expected to improve due to seasonally higher sales volumes and improved trading margins.

Forest Products

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$605	$610	$1,215	$625	$600	$1,225

Operating Profit:
Forest Resources-
Gross Margin-
Sales of Forestlands	67	69	136	78	95	173
Harvest & Recreational Income	62	69	131	61	70	131
Forestland Expenses	(39)	(34)	(73)	(38)	(42)	(80)
Real Estate Operations	39	54	93	20	27	47
Wood Products	62	49	111	101	54	155

Operating Profit	$191	$207	$398	$222	$204	$426

Forest Products net sales for the second quarter of 2005 were 3% lower than in the second quarter of 2004 and 1% lower than in the first quarter of 2005. Operating profits in the second quarter of 2005 were 14% lower than in the second quarter of 2004 and 8% lower than in the first quarter of 2005.

Compared with the second quarter of 2004, harvest income from Company forestlands was essentially unchanged as higher average stumpage prices in 2005 offset the effect of a planned decline in harvest volumes. Gross margins from forestland sales declined by $11 million, however, this was more than offset by a $19 million increase in profits from Real Estate operations. Forestland expenses increased slightly versus the 2004 second quarter as lower administrative overhead costs largely offset a $10 million special charge related to the relocation of the Forest Resources headquarters to Memphis, TN from Savannah, GA. Wood Products’ profits declined by 39% to $62 million reflecting declines in average prices for plywood, higher wood costs, and a $4 million special charge related to the above headquarters relocation.

Compared with the 2005 first quarter, second quarter harvest income declined by $7 million reflecting lower harvest volumes and lower average stumpage prices. Gross margins on forestland sales were essentially flat. Forestland operating expenses increased by $5 million as the relocation costs discussed above more than offset lower administrative overhead costs. Real Estate operating profits declined by $15 million, reflecting a lower level of sales activity, while Wood Products’ profits increased by $13 million due to strong growth in prices and volumes for lumber products.

As the 2005 third quarter begins, lower average stumpage prices and softening of lumber and plywood prices are expected to put pressure on third quarter operating profits for this segment. These factors may be offset by an increase in earnings from forestland sales.

Carter Holt Harvey

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$600	$540	$1,140	$525	$515	$1,040
Operating Profit	10	5	15	7	11	18

Carter Holt Harvey’s 2005 second-quarter sales were 14% higher than in the second quarter of 2004, and 11% higher than the first quarter of 2005. Operating profits in the second quarter of 2005 were up 43% compared with the second quarter of 2004 and double the profits from the first quarter of 2005. Reported U.S. dollar sales and earnings in the 2005 second quarter continued to be impacted by the translation effect of a strong New Zealand dollar. In New Zealand dollars, 2005 second-quarter sales were 1% lower than in the second quarter of 2004, but 12% higher than in the first quarter of 2005. Operating profits in New Zealand dollars in the second quarter of 2005 were 19% higher than the second quarter of 2004 and more than double the profits from the first quarter of 2005.

Operating results versus the 2004 second quarter benefited from increased land sales, contributions from recent acquisitions and cost reductions which more than offset the effects of a weaker Australian housing market. Pulp and paper earnings were down compared to the second quarter of 2004 due mainly to lower average pulp prices. Packaging earnings were up from the second quarter 2004 due to the addition of Wadepack in the first quarter of this year plus cost savings from productivity improvements. These factors more than offset a reduction in volumes caused by a slowdown in the Australian economy.

Continued difficult market conditions are expected in the 2005 third quarter. The Australian and New Zealand housing markets are expected to continue to be slow. Pressure on domestic log prices is forecast for the second half of the year. Asian paper demand has softened, and prices are expected to soften. In July, CHH announced agreements to sell approximately 94,600 hectares of its forestlands for approximately NZ$441 million. When completed, currently expected to be in early October, these sale transactions will result in a pre-tax loss for U.S. reporting purposes of approximately $70 - $75 million ($40 - $45 million after taxes and minority interest).

International Paper’s results for this segment differ from those reported by Carter Holt Harvey in New Zealand in three major respects: (1) Carter Holt Harvey’s earnings include only our share of Carter Holt Harvey’s operating earnings. Segment sales, however, represent 100% of Carter Holt Harvey’s sales; (2) Carter Holt Harvey reports in New Zealand dollars but our segment results are reported in U.S. dollars; and (3) Carter Holt Harvey reports under New Zealand accounting standards, but our segment results comply with generally accepted accounting principles in the United States. The major differences in standards relate to cost of timber harvested (COTH).

Specialty Businesses and Other

	2005			2004
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$230	$275	$505	$290	$295	$585
Operating Profit	7	10	17	14	10	24

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution, and certain smaller businesses. Second-quarter 2005 net sales were 21% lower than in the second quarter of 2004, and 16% lower than in the first quarter of 2005. Earnings in the 2005 second quarter were down 50% from the second quarter of 2004, and down 30% from the first quarter of 2005.

The decrease in sales in the 2005 second quarter reflects the sale of a small business in March. High raw material costs continue to drive lower operating profits despite higher average prices and improvements in sales volumes and product mix in the 2005 second quarter. Third quarter results are expected to be comparable to second quarter levels.

Transformation Plan Announced

On July 19, 2005, International Paper announced a plan to transform its business portfolio to concentrate on two key platform businesses: Uncoated Papers and Packaging. In connection with this plan, the Company announced it would evaluate strategic options for other businesses, including the possible sale or spin-off of:

•	The Company’s 50.5 percent investment in Carter Holt Harvey Limited,

•	The Coated and Supercalendered Papers business,

•	The Beverage Packaging business, including the Pine Bluff, Arkansas mill,

•	The Kraft Papers business, including the Roanoke Rapids, North Carolina mill,

•	Arizona Chemical,

•	The Wood Products business, and

•	Segments, or potentially all, of its 6.8 million acres of U.S. forestlands.

After-tax proceeds from any potential divestments will vary, but the Company estimates that the range could be approximately $8 to $10 billion. Approximately 40-50% of such proceeds would be used to reduce debt, another 25-30% used to return value to shareholders, and 20-25% used for selective reinvestments in projects that improve the Company’s key platform businesses.

In addition, the Company announced that it is evaluating the possible relocation of its Stamford, CT headquarters to Memphis, TN, where its operational headquarters is currently located.

Liquidity and Capital Resources

Cash provided by operations totaled $579 million for the first six months of 2005, compared to $695 million for the comparable 2004 period. Increased working capital requirements for accounts receivable, inventories, accounts payable and accrued liabilities led to the decrease.

Investments in capital projects totaled $521 million and $562 million for the first six months of 2005 and 2004, respectively. Full year capital spending for 2005 is now expected to be approximately $1.4 billion, which is below projected depreciation and amortization charges. Approximately $181 million was used in the first six months of 2005 by Carter Holt Harvey for the acquisitions of Tenon Limited and Wadepack Limited, while approximately $280 million of proceeds were generated from the sales of the Fine Papers and Industrial Papers businesses, the sale of Papeteries de France and from the collection of a $25 million note receivable from the 2001 sale of the Flexible Packaging business. Proceeds of $604 million had been generated in the comparable 2004 period from the sale of the CHH Tissue business.

Financing activities for the first half of 2005 included a $1.2 billion net decrease in debt versus a $1.1 billion net decrease during the comparable 2004 six-month period. In the second quarter 2005, International Paper repatriated approximately $1.2 billion in cash from certain of its foreign subsidiaries, including amounts under the American Jobs Creation Act of 2004. In June 2005, International Paper used approximately $400 million of cash available after the repatriations to repay a portion of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007. In February 2005, the Company redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures at 100.5% of par plus accrued interest, and made early payments of approximately $295 million on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015. Second quarter 2004 activity included the issuance by an International Paper wholly-owned subsidiary of $650 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, which refinanced $650 million of long-term debt with an interest rate of LIBOR plus 100 basis points with a scheduled maturity date of August 2004, and the retirement of $1.0 billion of 8.125% coupon rate debt using the proceeds from the March 2004 issuance of $400 million of

5.25% notes due in April 2016 and $600 million of 4.00% notes due in April 2010. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

On June 20, 2006, the holders of International Paper’s zero-coupon convertible debt have the option to require the Company to repurchase these securities at a price equal to the accreted principal amount of $1.2 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company’s option, in an amount equal to 57% of each debenture’s principal amount at maturity. The Company anticipates using a combination of cash from operations, from divestitures and from new debt issuances if this repurchase in 2006 is required.

At June 30, 2005 and December 31, 2004, International Paper classified $1.25 billion and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described below.

In the first six months of 2005, approximately 3 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $19 million of cash and restricted stock that does not generate cash. During the first six months of 2004, approximately 3.7 million treasury shares were issued for various incentive plans, including stock option exercises that generated $110 million of cash and restricted stock that does not generate cash. Common stock dividend payments totaled $246 million and $242 million for the first six months of 2005 and 2004, respectively. Dividends were $.50 per share in both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. In July 2005, subsequent to the Company’s announcement of a plan to transform its business portfolio to concentrate on two key platform businesses (see Note 13), Standard & Poor’s (S&P) reaffirmed the Company’s current long-term credit rating of BBB (negative outlook). On July 20, 2005, Moody’s Investor Services (Moody’s) announced that it had placed the Company’s debt ratings (currently Baa2 for long-term credit) on review for possible downgrade. Moody’s expects this review to be completed within 90 days, and expects that International Paper’s ratings will continue to be investment grade following the completion of the review. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2005 through cash from operations, supplemented as required by its various existing credit facilities.

At June 30, 2005, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. As of June 30, 2005, International Paper had $72 million of outstanding borrowings under this receivables securitization program. Additionally, Carter Holt Harvey has multi-currency credit facilities equivalent to NZ$725 million available for liquidity requirements. As of June 30, 2005, Carter Holt Harvey had approximately NZ$238 million of outstanding borrowings under these facilities.

The Company will continue to rely upon debt capital markets for the majority of any necessary funding not provided by operating cash flow, proceeds from divestitures or repatriated cash. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. In 2005, the Company will continue to access the capital markets where there are opportunities to replace high coupon debt with new financing instruments at lower interest rates, with a target of reducing consolidated debt to approximately $12 billion by the end of 2006, excluding any additional reductions resulting from the Company’s transformation plan.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2004, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first half of 2005.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $122 million for International Paper’s U.S. plans for the six months ended June 30, 2005, or about $67 million higher than the pension expense recorded for the first six months of 2004. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, a decrease in the assumed discount rate to 5.75% in 2005 from 6.00% in 2004, and a decrease in the expected return on plan assets to 8.50% in 2005 from 8.75% in 2004. Net pension expense for non-U.S. plans was about $16 million and $22 million for the first six months of 2005 and 2004, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. The discount rate assumption is determined based on a yield curve that incorporates approximately 570 Aa-graded bonds. The plans’ projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. At June 30, 2005, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.7 billion, consisting of approximately 59% equity securities, 29% fixed income securities, and 12% real estate and other assets.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per IRS tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless International Paper changes its funding policy to make contributions above the minimum requirements.

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

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $28 million and $21 million would have been recorded in the first six months of 2005 and 2004, respectively, decreasing the reported earnings per share from $.32 and $.55 for the first six months of 2005 and 2004, respectively, to $.26 and $.51 in the first six months of 2005 and 2004, respectively.

During 2003, the Company decided to eliminate its stock option program for all U.S. employees with the intent of minimizing the use of stock options globally in 2006. In the United States, the stock option program was replaced with performance-based restricted shares for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers; return on investment (ROI) and total shareholder return ( TSR). As part of this shift in focus away from stock options to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the current market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the current market value and, accordingly, the Company will record no expense as a result of this action.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as oral statements and written reports made from time to time by the Company, contain forward-looking statements. Such statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. These statements reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements.

Factors which could cause actual results to differ relate to:

•	Market and Economic Factors, including:

•

Competition, demand and pricing for the Company’s products. The Company faces intense competition both domestically and internationally for its products in all of its current operating segments, including the two key platform businesses under the Company’s previously announced transformation plan, uncoated papers and packaging. The supply/demand balance in the markets in which the Company operates may lead to price competition and product substitutions may lead to lower consumption of the Company’s products, both of which could have an adverse impact on revenues and financial results.

•	The level of housing starts. Demand for certain of the Company’s products is dependent in part on the level of housing starts in domestic and international markets. Declines in housing starts could have a material adverse impact on sales volumes and pricing for those products as well as on the feasibility and terms of any sale or spin-off of the wood products business.

•	Changes in the cost or availability of raw material and energy. The Company relies heavily on the availability of certain raw materials in its manufacturing process. Supply and demand for these raw materials could materially affect the availability of, or prices for, such raw materials. In addition, the Company’s manufacturing operations utilize natural gas, electricity and other forms of energy. The Company may hedge a portion of the risk with respect to energy prices when it deems it appropriate to do so. There can be no assurance that the Company is protected against any changes in the price or availability of energy sources.

•	Changes in international economic conditions. The Company’s results could be substantially affected by foreign market risks in the countries in which the Company has manufacturing facilities or sells its products. Specifically, Brazil, Russia, Poland and China, where substantial manufacturing facilities exist, are developing countries subject to economic and political instability. Downturns in economic activity, adverse foreign tax consequences or any change in social, political or labor conditions in any of these countries or regions may affect the Company’s financial results.

•	Changes in currency exchange rates. The Company is impacted by the movement of various currencies relative to the U.S. dollar. The Company may hedge a portion of the risk from its transactions and commitments denominated in non-U.S. dollar currencies when it deems it appropriate to do so. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations.

•	Changes in credit ratings issued by nationally recognized statistical rating organizations. The Company’s debt ratings are from time to time reviewed by the rating organizations and remain subject to change. Any such change could impact the Company’s cost and ability to borrow funds, as well as its cost to reduce outstanding debt under the Company’s transformation plan.

•	Pension and healthcare costs. The Company’s pension and healthcare benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs.

•	The Company’s Transformation Plan, including:
•	Ability to accomplish the transformation plan. On July 19, 2005, the Company announced a three-part plan (the “Plan”) to transform its business portfolio to improve returns, strengthen the balance sheet and return cash to shareholders. The Plan includes narrowing the Company’s business portfolio to two key platform businesses: uncoated papers (including the xpedx distribution business) and packaging. Among the uncertainties that exist to completing the Plan are uncertainties relating to the Company’s ability to divest or spin-off the businesses under evaluation as well as the timing, terms and net proceeds of any such transactions.

•	Impact of the Plan on the Company’s relationships with its employees, customers and vendors.

•	Ability to realize anticipated profit improvement from the Plan. The profitability of the Company’s two platform businesses, uncoated papers and packaging, is subject to variable demand and the Company’s ability to execute internal profit initiatives, including ongoing supply chain and overhead initiatives and volume/mix improvements. There can be no assurance that profit improvements will be achieved.

•	Results of legal proceedings and compliance costs, including:

•	Unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations. The Company’s operations are subject to significant regulation by federal, state and local environmental and safety authorities both domestically and internationally. There can be no assurance that the costs of compliance with existing and new regulations will not require significant capital expenditures.

•	Results of legal proceedings. The costs and other effects of pending litigation against the Company and related insurance recoveries cannot be determined with certainty. Although the disclosure in Part II, Item 1. “Legal Proceedings,” together with the disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in its subsequently filed Quarterly Reports on Form 10-Q, contains management’s current views as of the respective dates of such reports of the impact such litigation would have on the Company’s financial results, there can be no assurance that the outcome of such proceedings will be as expected.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (1)	2005	2004 (1)
Printing Papers	$1,895	$1,855	$3,880	$3,755
Industrial Packaging (2)	1,240	1,125	2,535	2,205
Consumer Packaging (2)	650	645	1,280	1,255
Distribution	1,570	1,485	3,100	2,950
Forest Products	605	625	1,215	1,225
Carter Holt Harvey	600	525	1,140	1,040
Other Businesses (3)	230	290	505	585
Corporate and Inter-segment Sales	(276)	(321)	(591)	(648)

Net Sales	$6,514	$6,229	$13,064	$12,367

Operating Profit by Industry Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004 (1)	2005		2004 (1)
Printing Papers	$149	(4)	$141	$332	(4)	$225
Industrial Packaging (2)	85		70	190		116
Consumer Packaging (2)	41		41 (6)	64		72 (6)
Distribution	18		21	36		38
Forest Products	191	(4)	222	398	(4)	426
Carter Holt Harvey	10		7 (6)	15		18 (6)
Other Businesses (3)	7		14	17		24

Operating Profit	501		516	1,052		919
Interest expense, net	(166	) (5)	(184)	(345	)(5)	(380)
Minority interest (7)	13		9 (6)	19		22 (6)
Corporate items, net	(133)		(102)	(288)		(212)
Restructuring and other charges	—		(107)	(66)		(137)
Insurance recoveries	35		—	35		—
Net (losses) gains on sales and impairments of businesses held for sale	19		(27)	(60)		(18)
Reversal of reserves no longer required, net	—		5	—		12

Earnings from continuing operations before income taxes and minority interest	$269		$110	$347		$206

(1)	Prior-year industry information has been restated to conform to 2005 management structure.
(2)	Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior-period segment information has been restated to reflect this presentation.
(3)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(4)	Includes a 2005 second quarter special charge of $17 million before taxes in the Printing Papers segment for severance and other charges related to the indefinite shutdown of three U.S. paper machines, and $14 million before taxes in the Forest Resources segment for second quarter costs associated with relocating the Forest Products headquarters to Memphis, TN from Savannah, GA.
(5)	Includes interest income of $11 million before taxes from the collection of a note receivable from the 2001 sale of the Flexible Packaging business.
(6)	Includes a 2004 second quarter estimated loss on the sale of Food Pack S.A. of $9 million before taxes and minority interest, of which $4 million is in the Consumer Packaging segment, $3 million is in the Carter Holt Harvey segment and $2 million is in Minority interest.
(7)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

International Paper Consolidated (excluding Carter Holt Harvey)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers	107	114	219	228
Europe & Russia Uncoated Papers and Bristols	358	339	717	700
U.S. Uncoated Papers and Bristols	1,022	1,150	2,156	2,345

Uncoated Papers and Bristols	1,487	1,603	3,092	3,273
Coated Papers	504	541	1,010	1,067
Market Pulp (3)	382	346	747	739

Packaging (In thousands of short tons)
Container of the Americas	777	648	1,542	1,258
European Container (Boxes)	273	260	532	511
Other Industrial and Consumer Packaging	268	263	524	518

Industrial and Consumer Packaging	1,318	1,171	2,598	2,287
Containerboard	438	532	908	1,073
Bleached Packaging Board	351	371	722	750
Kraft	151	150	301	298

Forest Products (In millions)
Panels (sq. ft. 3/8” - basis)	367	402	768	790
Lumber (board feet)	663	633	1,276	1,206

Carter Holt Harvey (4)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Printing Papers (In thousands of short tons)
Market Pulp (3)	130	130	271	277

Packaging (In thousands of short tons)
Containerboard	115	115	223	234
Bleached Packaging Board	28	18	51	38
Industrial and Consumer Packaging	44	42	84	81

Forest Products (In millions)
Panels, including Flooring Products (sq. ft. 3/8” - basis)	75	70	135	133
Lumber (board feet)	145	134	251	252
MDF and Particleboard (sq. ft. 3/4” - basis)	207	143	378	282

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.
(4)	Includes 100 percent of volumes sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 31 and 32 of International Paper’s Form 10-K Annual Report for the year ended December 31, 2004, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures:

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Changes in Internal Controls:

The Company has ongoing initiatives to standardize and upgrade its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 8 in this Form 10-Q.

Other Litigation

The “Quality Supplier” class action lawsuit pending in Federal District Court in Columbia, South Carolina is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. Discovery and issues concerning class notice are ongoing. The Company is vigorously defending this case and believes that it has valid defenses.

The linerboard class action lawsuit, which was settled in September 2003, is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the period ended March 31, 2005. Discovery in the federal opt-out cases is ongoing. The Company is vigorously defending the remaining opt-out cases and believes it has valid defenses.

The high pressure laminates antitrust lawsuits which were settled in 2004, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

The publications papers antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, certification discovery and related pre-trial proceedings have begun in the consolidated federal case. The Company is vigorously defending this case and believes it has valid defenses.

International Paper is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any of the other lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 10, 2005.

(b)	Three Class II directors were elected: Robert M. Amen, Samir G. Gibara and Charles R. Shoemate. One Class III director was elected: William G. Walter. Directors whose terms of office continued after the annual meeting are John V. Faraci, Donald F. McHenry, Martha Finn Brooks, James A. Henderson and W. Craig McClelland. (*)

(c)	(i) The votes for or withheld for each nominee were:

	For	Withheld
Robert M. Amen	416,222,091	30,654,263
Samir G. Gibara	418,301,574	28,574,779
Charles R. Shoemate	416,082,276	30,794,078
William G. Walter	418,344,473	28,531,880

(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditor for 2005. The votes were as follows:

For	Against	Abstain
439,459,654	4,492,434	2,925,266

(iii)	Shareholders voted against the shareholder proposal relating to limiting compensation of the Chief Executive Officer. The votes were as follows:

For	Against	Abstain
14,226,462	385,574,092	4,203,680

(*)	As previously reported in the Company’s Forms 8-K dated June 29, 2005 and June 6, 2005, John F. Turner was elected to the Board of Directors effective July 11, 2005, and Alberto Weisser was elected to the Board of Directors effective January 1, 2006.

ITEM 5. OTHER INFORMATION

The following information is being provided in lieu of filing a Form 8-K to report our entry into material definitive agreements under Item 1.01:

On August 1, 2005, the Company purchased the 50% outside interest of International Paper Pacific Millennium Limited (IPPM) for $46.1 million. The purchase is discussed in Note 13 – Subsequent Events in Item 1. of this Form 10-Q.

On August 3, 2005, the Company entered into an agreement with a group of insurance carriers to settle the Company’s claims against those carriers in the Hardboard Lawsuit which is pending in a state court in California. Under the settlement agreement, the carriers agreed to pay International Paper $242 million, including $25 million within 90 days of the execution of the agreement and the balance thereafter in 47 equal monthly installments. The settlement is discussed in Note 13 – Subsequent Events in Item 1. of this Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Management Incentive Plan (2005)

10.2	Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: August 5, 2005	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief
Financial Officer

Date: August 5, 2005	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller