Form 10-Q
period 2005-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2005-11-08
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 490,498,543.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales	$6,036	$6,016	$17,963	$17,342

Costs and Expenses
Cost of products sold	4,532	4,412	13,413	12,811
Selling and administrative expenses	463	471	1,420	1,423
Depreciation, amortization and cost of timber harvested	342	346	1,015	1,003
Distribution expenses	264	260	782	764
Taxes other than payroll and income taxes	59	59	176	179
Restructuring and other charges	70	26	125	153
Insurance recoveries	(188)	(103)	(223)	(103)
Net losses on sales and impairments of businesses held for sale	5	38	65	60
Reversal of reserves no longer required, net	(3)	(6)	(3)	(19)
Interest expense, net	120	180	442	541

Earnings From Continuing Operations Before Income Taxes and Minority Interest	372	333	751	530
Income tax (benefit) provision	(373)	113	(198)	209
Minority interest expense, net of taxes	3	5	8	21

Earnings From Continuing Operations	742	215	941	300
Discontinued operations, net of taxes and minority interest	281	(685)	236	(504)

Net Earnings (Loss)	$1,023	$(470)	$1,177	$(204)

Basic Earnings Per Common Share
Earnings from continuing operations	$1.53	$0.44	$1.94	$0.62
Discontinued operations	0.58	(1.41)	0.48	(1.04)

Net earnings (loss)	$2.11	$(0.97)	$2.42	$(0.42)

Diluted Earnings Per Common Share
Earnings from continuing operations	$1.48	$0.44	$1.90	$0.61
Discontinued operations	0.55	(1.35)	0.46	(1.03)

Net earnings (loss)	$2.03	$(0.91)	$2.36	$(0.42)

Average Shares of Common Stock Outstanding - Assuming dilution	507.1	509.0	507.5	488.2

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and temporary investments	$1,092	$2,180
Accounts and notes receivable, net	2,918	2,743
Inventories	2,427	2,371
Assets of businesses held for sale	57	4,729
Deferred income tax assets	389	410
Other current assets	180	153

Total Current Assets	7,063	12,586

Plants, Properties and Equipment, net	11,850	12,216
Forestlands	2,207	2,157
Investments	597	655
Goodwill	5,043	4,994
Deferred Charges and Other Assets	1,691	1,609

Total Assets	$28,451	$34,217

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$796	$222
Accounts payable	2,038	2,026
Accrued payroll and benefits	387	425
Liabilities of businesses held for sale	51	3,165
Other accrued liabilities	1,091	1,496

Total Current Liabilities	4,363	7,334

Long-Term Debt	10,772	13,632
Deferred Income Taxes	1,287	1,118
Other Liabilities	2,959	3,691
Minority Interest	203	188
Common Shareholders’ Equity
Common stock, $1 par value, 490.5 shares in 2005 and 487.5 shares in 2004	490	487
Paid-in capital	6,604	6,562
Retained earnings	3,371	2,562
Accumulated other comprehensive loss	(1,595)	(1,357)

	8,870	8,254
Less: Common stock held in treasury, at cost, 2005 - 0.1 shares	3	—

Total Common Shareholders’ Equity	8,867	8,254

Total Liabilities and Common Shareholders’ Equity	$28,451	$34,217

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net earnings (loss)	$1,177	$(204)
Discontinued operations, net of taxes and minority interest	(236)	504

Earnings from continuing operations	941	300
Depreciation and amortization	1,015	1,003
Deferred income tax expense (benefit), net	143	(2)
Tax benefit - non-cash settlement of IRS audits	(553)	—
Restructuring and other charges	125	153
Payments related to restructuring and legal reserves	(133)	(179)
Insurance recoveries	(223)	(103)
Reversal of reserves no longer required, net	(3)	(19)
Net losses on sales and impairments of businesses held for sale	65	60
Other, net	277	225
Changes in current assets and liabilities
Accounts and notes receivable	(106)	(378)
Inventories	(44)	(28)
Accounts payable and accrued liabilities	(609)	(72)
Other	320	106

Cash provided by operations - continuing operations	1,215	1,066
Cash provided by (used for) operations - discontinued operations	157	(129)

Cash Provided by Operations	1,372	937

Investment Activities
Invested in capital projects	(771)	(743)
Acquisitions, net of cash acquired	(39)	(186)
Proceeds from divestitures	1,440	44
Other	77	261

Cash provided by (used for) investment activities - continuing operations	707	(624)
Cash (used for) provided by investment activities - discontinued operations	(218)	427

Cash Provided by (Used for) Investment Activities	489	(197)

Financing Activities
Issuance of common stock	20	132
Issuance of debt	278	2,136
Reduction of debt	(2,543)	(3,104)
Change in book overdrafts	(30)	(122)
Dividends paid	(368)	(364)
Other	(44)	(121)

Cash used for financing activities - continuing operations	(2,687)	(1,443)
Cash used for financing activities - discontinued operations	(172)	(166)

Cash Used for Financing Activities	(2,859)	(1,609)

Effect of Exchange Rate Changes on Cash - Continuing Operations	(85)	(10)
Effect of Exchange Rate Changes on Cash - Discontinued Operations	(5)	73

Change in Cash and Temporary Investments	(1,088)	(806)

Cash and Temporary Investments
Beginning of the period	2,180	2,258

End of the period	$1,092	$1,452

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Nine Months Ended September 30, 2005

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Net issuance of stock for various plans	3,004	3	42	—	—	78	3	42
Cash dividends - Common stock ($0.75 per share)	—	—	—	(368)	—	—	—	(368)
Comprehensive income (loss):
Net earnings	—	—	—	1,177	—	—	—	1,177
Minimum pension liability adjustment (less tax of $1)					3			3
Change in cumulative foreign currency translation adjustment (less tax of $1)	—	—	—	—	(215)	—	—	(215)
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $13)	—	—	—	—	38	—	—	38
Less: Reclassification adjustment for gains included in net income (less tax of $29)	—	—	—	—	(64)	—	—	(64)

Total comprehensive income								939

Balance, September 30, 2005	490,499	$490	$6,604	$3,371	$(1,595)	94	$3	$8,867

Nine Months Ended September 30, 2004

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2003	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Net issuance of stock for various plans	1,331	1	1	—	—	(3,634)	(140)	142
Cash dividends - Common stock ($0.75 per share)	—	—	—	(364)	—	—	—	(364)
Comprehensive income (loss):
Net loss	—	—	—	(204)	—	—	—	(204)
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	44	—	—	44
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $6)	—	—	—	—	18	—	—	18
Less: Reclassification adjustment for gains included in net loss (less tax of $10)	—	—	—	—	(20)	—	—	(20)

Total comprehensive loss								(162)

Balance, September 30, 2004	486,493	$486	$6,501	$2,514	$(1,648)	34	$—	$7,853

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

Financial information by industry segment is presented on page 38. Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior period segment information has been restated to reflect this presentation.

See Note 13 for required pro forma and additional disclosures related to stock-based compensation awards.

Prior year amounts have been restated to present Carter Holt Harvey Limited (CHH) as a discontinued operation. See Note 5 for additional disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2005	2004	2005	2004
Earnings from continuing operations	$742	$215	$941	$300
Effect of dilutive securities	7	7	20	—

Earnings from continuing operations - assuming dilution	$749	$222	$961	$300

Average common shares outstanding	486.0	486.4	486.0	485.5
Effect of dilutive securities
Performance share plan	1.0	—	1.1	—
Stock options	0.1	2.6	0.4	2.7
Zero coupon convertible debentures	20.0	20.0	20.0	—

Average common shares outstanding - assuming dilution	507.1	509.0	507.5	488.2

Earnings per common share from continuing operations	$1.53	$0.44	$1.94	$0.62

Earnings per common share from continuing operations - assuming dilution	$1.48	$0.44	$1.90	$0.61

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2005, restructuring and other charges totaling $70 million before taxes ($48 million after taxes) were recorded. Included in this charge were a pre-tax charge of $44 million ($32 million after taxes) for organizational restructuring charges and a pre-tax charge of $26 million ($16 million after taxes) for losses on early extinguishment of debt. Also recorded in the third quarter were a pre-tax credit of $188 million ($109 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation (see Note 9) and a $3 million pre-tax credit ($2 million after taxes) for the net adjustment of previously provided reserves. In addition, a $517 million net reduction of the income tax provision was recorded, including a credit from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a charge related to cash repatriations from non-U.S. subsidiaries, and a charge relating to a change in Ohio state tax laws (see Note 8). Interest expense, net, also includes a $43 million pre-tax credit ($26 million after taxes) relating to this agreement.

During the second quarter of 2005, a pre-tax charge of $31 million ($19 million after taxes) for organizational restructuring charges, and a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation were recorded. Additionally, an $82 million increase in the income tax provision was recorded, including approximately $79 million for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004.

During the first quarter of 2005, charges totaling $24 million before taxes ($15 million after taxes) were recorded for losses on early extinguishment of high-coupon-rate debt. Also during the 2005 first quarter, a $19 million reduction in the income tax provision was recorded reflecting the favorable settlement of a tax matter.

During the third quarter of 2004, restructuring and other charges totaling $26 million before taxes ($16 million after taxes) were recorded. Included in this charge were $18 million before taxes ($11 million after taxes) for organizational restructuring programs, and $8 million before taxes ($5 million after taxes) for losses on early extinguishment of debt. The $18 million restructuring charge included $17 million of severance costs covering the termination of 351 employees and other cash costs of $1 million. In addition, a pre-tax credit of $103 million ($64 million after taxes) was recorded for insurance recoveries related to the hardboard siding and roofing litigation, and a $6 million credit before taxes ($4 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required.

During the first two quarters of 2004, restructuring and other charges totaling $127 million before taxes ($79 million after taxes) were recorded. Included in this charge were $46 million before taxes ($29 million after taxes) for a corporate-wide organizational restructuring program and $81 million before taxes ($50 million after taxes) for losses on early extinguishment of debt. In addition, a $13 million credit before taxes ($7 million after taxes) was recorded for the net reversal of restructuring and realignment reserves no longer required. Also, a $32 million increase in the tax provision was recorded reflecting an adjustment of deferred tax balances.

During the last quarter of 2004, restructuring and other charges totaling $13 million before taxes ($8 million after taxes) were recorded. These charges included a $10 million charge before taxes ($6 million after taxes) for legal settlements and a $3 million charge before taxes ($2 million after taxes) for losses on early extinguishment of debt. In addition, credits of $20 million before taxes ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and $17 million before taxes and ($11 million after taxes) for the net reversal of reserves no longer needed were recorded.

NOTE 4 – ACQUISITIONS

In 2001, International Paper and Carter Holt Harvey Limited had each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). International Paper recorded goodwill of $25 million in connection with its portion of this acquisition. IPPM is a Hong Kong-based distribution and packaging company with operations in China and other Asian countries. On August 1, 2005, pursuant to an existing agreement, International Paper purchased the 50% outside interest of IPPM for $46.1 million to facilitate possible further growth in Asian markets. Beginning in August 2005, the financial position and results of operations of IPPM have been included in International Paper’s consolidated financial statements. The accompanying unaudited consolidated balance sheet as of September 30, 2005 includes preliminary estimates of the fair values of the assets and liabilities acquired, including approximately $46 million of goodwill. It is anticipated that the allocation of the purchase price to the assets and liabilities acquired will be completed by December 31, 2005, and could result in a goodwill impairment charge when completed.

On July 1, 2004, International Paper completed the acquisition of Box USA Holdings, Inc. (Box USA). The operating results of Box USA are included in the accompanying consolidated financial statements from that date. International Paper acquired all of the outstanding common and preferred stock of Box USA for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA’s controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, of which approximately $193 million was repaid by July 31, 2004. The note payable represents contingent consideration to be paid if no claims for indemnification were offset against the notes. Subsequent claims for indemnification totaling $5.5 million reduced the note payable to $9.5 million plus interest payable. The first installment of $3 million plus interest was paid in the third quarter of 2005. The remaining installments to be paid are $2 million in 2006 and $4.5 million in 2009, subject to any additional claims for indemnification.

The following unaudited pro forma information for the nine months ended September 30, 2004 presents the combined results of the continuing operations of International Paper and Box USA as if the acquisition had occurred as of January 1, 2004. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2004, nor is it necessarily indicative of future results.

In millions, except per share amounts	Nine Months Ended September 30, 2004
Net sales	$17,595
Earnings from continuing operations	297
Net loss	(207)
Earnings from continuing operations per common share – assuming dilution	0.61
Net loss per common share – assuming dilution	(0.42)

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

On September 21, 2005, International Paper completed the sale of its 50.5% interest in Carter Holt Harvey Limited to Rank Group Investments Ltd. for approximately U.S. $1.14 billion that will be used primarily to reduce debt. The pre-tax gain on the sale of $29 million ($361 million after taxes), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Additionally, in May 2004, CHH sold its Tissue business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”

International Paper has restated all prior periods to present the operating results of CHH as a discontinued operation. Revenues associated with this discontinued operation were $541 million and $1.7 billion, respectively, for the three-month and nine-month periods ended September 30, 2005. Revenues for the comparable 2004 periods were $562 million and $1.8 billion, respectively. Earnings and earnings per share related to this operation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2005	2004	2005	2004
Earnings (loss) from discontinued operation
Earnings (loss) from operation	$(11)	$(1)	$(43)	$21
Income tax (expense) benefit	(67)	(9)	(90)	38
Minority interest (expense) benefit, net of taxes	(2)	3	8	(33)

Earnings (loss) from discontinued operation, net of taxes	(80)	(7)	(125)	26

Gain on sale of CHH	29	—	29	—
Gain on sale of CHH Tissue business	—	—	—	268
Income tax benefit (expense)	332	—	332	(69)
Minority interest expense, net of taxes	—	—	—	(109)

Gain on sale, net of taxes and minority interest	361	—	361	90

Earnings (loss) from discontinued operation, net of taxes and minority interest	$281	$(7)	$236	$116

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings (loss) from operation, net of taxes	$(0.16)	$(0.02)	$(0.25)	$0.05
Gain on sale, net of taxes and minority interest	0.71	—	0.71	0.19

Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$0.55	$(0.02)	$0.46	$0.24

Assets and liabilities of CHH, included in International Paper’s consolidated balance sheet at December 31, 2004, as Assets and Liabilities of businesses held for sale, were as follows:

In millions	December 31, 2004
Cash and temporary investments	$416
Accounts receivable, net	251
Inventories	347
Plants, properties and equipment, net	1,216
Forestlands	1,779
Other assets	491

Assets of business held for sale	$4,500

Notes payable and current maturities of long-term debt	$284
Accounts payable	253
Accrued payroll and benefits	67
Other accrued liabilities	17
Long-term debt	500
Other liabilities	602
Minority interest	1,360

Liabilities of business held for sale	$3,083

In July 2004, International Paper reached an agreement to sell its Weldwood of Canada, Ltd. business. This transaction was completed in December 2004. All periods presented have been restated to present the operating results of Weldwood as a discontinued operation.

Revenues associated with this discontinued operation were $282 million and $765 million, respectively, for the three-month and nine-month periods ended September 30, 2004. Earnings and earnings per share related to the discontinued operation were as follows:

In millions, except per share amounts	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Earnings (loss) from discontinued operation
Earnings from operation	$59	$140
Income tax expense	(21)	(44)

Earnings from discontinued operation, net of taxes	38	96

Asset impairment	(306)	(306)
Income tax expense (a)	(410)	(410)

Asset impairment, net of taxes	(716)	(716)

Loss from discontinued operation, net of taxes	$(678)	$(620)

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation, net of taxes	$0.08	$0.20
Asset impairment, net of taxes	(1.41)	(1.47)

Loss per common share from discontinued operation, net of taxes - assuming dilution	$(1.33)	$(1.27)

(a)	Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

Other Divestitures:

2005:

In the third quarter of 2005, charges totaling $5 million before taxes ($3 million after taxes) were recorded for adjustments of losses on businesses previously sold.

During the second quarter of 2005, the Company completed the sales of its Fine Papers and Industrial Papers businesses and Papeteries de France for approximately $61 million, $180 million and $14 million, respectively.

The accompanying consolidated statement of operations includes a net $19 million pre-tax credit ($12 million after taxes), including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business, final charges related to the sale of Fine Papers and Industrial Papers, as well as net adjustments of losses from businesses previously sold. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net.

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

2004:

In July 2004, International Paper signed an agreement to sell Scaldia Papier B.V., and its subsidiary, Recom B.V., to Stora Enso for approximately $36 million in cash. This sale was completed in the third quarter and resulted in a loss of $34 million (no impact from taxes). In addition, a $4 million loss, (no impact from taxes) was recorded to adjust the estimated loss on sale of Papeteries de Souche L.C.

In the second quarter of 2004, a $27 million pre-tax loss ($27 million after taxes) was recorded to write down the assets of the Company’s Anould mill to their estimated net realizable value. In addition, a $4 million loss before taxes ($2 million after taxes) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated net realizable value.

In the first quarter of 2004, a $9 million pre-tax gain ($6 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

At September 30, 2005, assets and liabilities of businesses held for sale totaled $57 million and $51 million, respectively, consisting of certain smaller businesses held for sale. Assets and liabilities of businesses held for sale at December 31, 2004 totaled $4.7 billion and $3.2 billion, respectively, and included CHH and the Fine Papers business as well as certain smaller businesses.

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	September 30, 2005	December 31, 2004
Raw materials	$359	$321
Finished pulp, paper and packaging products	1,639	1,650
Finished lumber and panel products	28	38
Operating supplies	328	298
Other	73	64

Total	$2,427	$2,371

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $807 million and $1.7 billion at September 30, 2005 and December 31, 2004, respectively.

Interest payments made during the nine-month periods ended September 30, 2005 and 2004 were $630 million and $601 million, respectively. The 2005 interest payments include a $52 million payment to the U.S. Internal Revenue Service related to the settlement of the 1997-2000 U.S. federal income tax audits. Capitalized net interest costs were $8 million and $6 million for the nine months ended September 30, 2005 and 2004, respectively. Total interest expense was $507 million for the first nine months of 2005, net of a $43 million credit related to the settlement of the tax audits described above, and $592 million for the first nine months of 2004. Distributions paid under all of International Paper’s preferred securities of subsidiaries were $11 million and $38 million during the first nine months of 2005 and 2004, respectively. The decrease in 2005 was due to preferred securities redeemed in February 2005 and in 2004. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations, except for $3 million in 2005 and $25 million in 2004 related to the Trust preferred securities that were deconsolidated in the last half of 2003 and redeemed in February 2005. Income tax payments of $374 million and $173 million were made during the first nine months of 2005 and 2004, respectively.

Accumulated depreciation was $17.5 billion at September 30, 2005 and $17.3 billion at December 31, 2004. The allowance for doubtful accounts was $110 million at September 30, 2005 and $124 million at December 31, 2004.

The following tables present changes in the goodwill balances as allocated to each business segment for the nine-month periods ended September 30, 2005 and 2004:

In millions	Balance December 31, 2004	Reclassifications and Other	Additions/ (Reductions)		Balance September 30, 2005
Printing Papers	$2,876	$3	$—		$2,879
Industrial Packaging	591	(5)	16	(a)	602
Consumer Packaging	1,014	(4)	51	(b)	1,061
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate and Other Businesses	24	—	(13	)(c)	11

Total	$4,994	$(5)	$54		$5,043

(a)	Completion of the accounting for the acquisition of Box USA, $22 million, and the sale of the Industrial Papers business, $(6) million
(b)	Acquisition of minority interest in Shorewood EPC Europe Ltd, $5 million. Acquisition of 50% interest in International Paper Pacific Millennium, $46 million
(c)	Sale of Fine Papers business

In millions	Balance December 31, 2003	Reclassifications and Other	Additions/ (Reductions)		Balance September 30, 2004
Printing Papers	$2,878	$(1)	$—		$2,877
Industrial Packaging	345	5	263	(a)	613
Consumer Packaging	1,016	—	(3	)(b)	1,013
Distribution	334	—	(23	)(c)	311
Forest Products	190	1	—		191
Corporate and Other Businesses	30	(6)	1		25

Total	$4,793	$(1)	$238		$5,030

(a)	Acquisition of Box USA, $264 million, and the sale of Asian box plants, $(1) million
(b)	Food Pack S.A. reclassified to assets held for sale
(c)	Sale of Scaldia Papier B.V.

The following table presents an analysis of activity related to asset retirement obligations:

	Nine Months Ended September 30,
In millions	2005	2004
Asset retirement obligations, January 1	$41	$48
New liabilities	10	3
Liabilities settled	(5)	(6)
Net adjustments to existing liabilities	(4)	(2)
Accretion expense	1	1

Asset retirement obligations, September 30	$43	$44

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances:

	Nine Months Ended September 30,
In millions	2005	2004
Balance, January 1	$188	$528
Reclassification of limited partnership interests to debt	—	(168)
Interest of CHH in an IP consolidated subsidiary	15	—
Dividends paid	(8)	(23)
Minority interest expense	9	22
Other, net	(1)	2

Balance, September 30	$203	$361

NOTE 7 – RECENT ACCOUNTING DEVELOPMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

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

In December 2004, the FASB issued FASB Staff Position Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. In the second quarter of 2005, International Paper repatriated approximately $1.2 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. The Company recorded income tax expenses associated with these cash repatriations totaling approximately $100 million through September 30, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards outstanding on its effective date, or awards granted, modified, repurchased, or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 123(R) will not have a material impact on its consolidated financial statements. See Note 13 for a further discussion of stock options.

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

NOTE 8 - INCOME TAXES

During the 2005 third quarter, the Company reached an agreement with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits. This agreement resulted in a $160 million cash payment of tax and interest. As a result of this agreement, a net $470 million non-cash reduction of the provision was recorded, including a $553 million credit included in the consolidated income tax provision for the quarter and an $83 million charge relating to CHH that was included in Discontinued operations for the quarter. In addition, accrued interest of $43 million related to this agreement was reversed as a reduction of Interest expense, net.

Also in the 2005 third quarter, tax provisions of $21 million related to cash repatriated from non-U.S. subsidiaries under the American Jobs Creation Act of 2004 and $15 million related to a change in Ohio state income tax laws were recorded. Together with the tax provision of $144 million on earnings from continuing operations and the $553 million credit discussed above, these resulted in a total net tax benefit of $373 million for the quarter.

The Internal Revenue Service is currently examining the Company’s federal income tax returns for the years 2001 through 2003. The Company is routinely audited by the various federal, state and non-U.S. jurisdictions in which it operates. The Company believes that its income tax positions comply with applicable tax laws and regulations, and that it has adequately provided for all income tax matters.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The following table presents an analysis of the net reserve activity related to these lawsuits for the nine months ended September 30, 2005.

RESERVE ANALYSIS

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2004	$158	$97	$4	$259
Reclassification	(5)	—	5	—
Payments	(99)	(18)	(4)	(121)

Balance, September 30, 2005	$54	$79	$5	$138

In August 2005, in order to provide for future payments under the Woodruf Lawsuit, $5 million of the aggregate reserve was reclassified from Hardboard to Woodruf.

Aggregate year-to-date payments for the Hardboard Lawsuit are still in line with overall forecasted payments through the end of the claims period in January 2008. Almost all of the claims from the period immediately preceding the January 2005 deadline for filing claims in the Hardboard Lawsuit for siding installed during the 1980’s have now been processed and paid. Since the January 2005 deadline, the number of claims filed and the average payment per claim have been lower than projected. Based on the Company’s current review and analysis, and assuming that future claim-filing trends and average claim payments continue as anticipated, the Company believes that the aggregate reserve balance for future claims arising in connection with exterior siding and roofing products described above is adequate.

The following table shows an analysis of claims statistics related to these lawsuits for the nine months ended September 30, 2005.

CLAIMS STATISTICS

In thousands No. of Claims Pending	Hardboard		Omniwood		Woodruf		Total		Total
	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	23.9	5.5	3.3	0.4	0.4	—	27.6	5.9	33.5
No. of Claims Paid	(25.6)	(3.8)	(3.1)	(0.2)	(0.3)	—	(29.0)	(4.0)	(33.0)
No. of Claims Dismissed	(13.6)	(2.1)	(0.3)	—	(0.1)	—	(14.0)	(2.1)	(16.1)
September 30, 2005	23.6	4.6	2.3	0.6	0.9	0.3	26.8	5.5	32.3

The lawsuit commenced by International Paper and Masonite in a state court in California against certain of their insurance carriers (the Indemnification Lawsuit) for recovery of amounts paid by International Paper and Masonite to property owners and others in connection with the settlement of the hardboard siding class action lawsuit is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the third quarter of 2005, International Paper entered into two agreements with certain insurance carriers to settle International Paper’s claims against those carriers in the Indemnification Lawsuit. Under one of the settlement agreements, the carriers agreed to pay International Paper $242 million, including $25 million within 90 days of execution of the agreement and the balance thereafter in 47 equal monthly installments. In connection with this settlement, the Company recognized income of approximately $184 million in the 2005 third quarter, reflecting the present value of these payments. Under the other settlement agreement, the carrier agreed to pay International Paper $4 million, for a total of $188 million of income for the 2005 third quarter. For the nine-month period ended September 30, 2005, International Paper recognized approximately $223 million for such settlements.

In addition to the Indemnification Lawsuit, the Company is seeking indemnification from two other insurance carriers in arbitration proceedings as required by the applicable policies.

An alternative risk-transfer agreement with a third party under which International Paper had received $100 million at December 31, 2001, and a settlement of the parties’ rights and obligations with respect to that agreement, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004. For the nine months ended September 30, 2005, International Paper had paid approximately $13 million to the third party under the settlement, for total payments to date of approximately $46 million.

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

NOTE 10 - DEBT

2005:

In September 2005, International Paper used proceeds from the CHH sale to repay a subsidiary’s $250 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, and $312 million of commercial paper. The Company intends to use most of the remaining $580 million of CHH sale proceeds for additional debt reduction. Other reductions in the 2005 third quarter included repayment of $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity date of September 2005.

Pre-tax early debt retirement costs of $26 million related to 2005 third quarter debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2005, International Paper used approximately $400 million of cash to repay a portion of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007.

In February 2005, International Paper redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures originally due in July 2025 at 100.5% of par plus accrued interest. Other debt reductions in the first quarter of 2005 included early payment of approximately $295 million of principal on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015.

Pre-tax early debt retirement costs of $24 million related to first quarter 2005 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

2004:

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

The holders of International Paper’s zero-coupon convertible debt have the option to require the Company to repurchase these securities on June 20, 2006, at a price equal to the accreted principal amount of $1.2 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company’s option, in an amount equal to the accreted principal amount through the repurchase date. The Company anticipates using a combination of cash from operations, from divestitures and from new debt issuances if this repurchase in 2006 is required.

At September 30, 2005 and December 31, 2004, International Paper classified $1.25 billion and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described above.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. In July 2005, Standard & Poor’s (S&P) reaffirmed the Company’s current long-term credit rating of BBB (negative outlook). On July 20, 2005, Moody’s Investor Services (Moody’s) announced that it had placed the Company’s debt ratings (currently Baa2 for long-term credit) on review for possible downgrade. Moody’s expects this review to be completed in November 2005. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

NOTE 11 – RETIREMENT PLANS

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

Net periodic pension cost for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Service cost	$32	$28	$97	$86
Interest cost	118	116	355	350
Expected return on plan assets	(139)	(148)	(417)	(444)
Actuarial loss	41	24	125	71
Amortization of prior service cost	8	8	22	20

Net periodic pension expense (a)	$60	$28	$182	$83

(a)	Excludes a $30 million charge in 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestitures and organizational restructuring recorded in Net losses on sales and impairments of businesses held for sale and Restructuring and other charges, and a $1 million charge in 2004 for curtailments and special termination benefits related to a company cost reduction initiative recorded in Restructuring and other charges.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless International Paper changes its funding policy to make contributions above the minimum requirements. The nonqualified plan is funded to the extent of benefit payments which equaled $16.6 million through September 30, 2005.

NOTE 12 – POSTRETIREMENT BENEFITS

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

On January 21, 2005, final regulations for the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 were released resulting in a remeasurement of the plan as of the release date. The remeasurement and final subsidy calculations reduced the accumulated postretirement benefit obligation by $59 million, and reduced the 2005 periodic benefit cost for the first nine months by $10 million. The components of postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Service cost	$1	$1	$2	$4
Interest cost	10	12	29	40
Actuarial loss	5	8	15	28
Amortization of prior service cost	(10)	(9)	(30)	(29)

Net postretirement benefit cost (a)	$6	$12	$16	$43

(a)	Excludes a $3 million credit in 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestures and organizational restructuring recorded in Net losses on sales and impairments of businesses held for sale and Restructuring and other charges, and a $1 million credit in 2004 for curtailments and special termination benefits related to a company cost reduction initiative recorded in Restructuring and other charges.

NOTE 13 - STOCK OPTIONS

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

During 2003, the Company decided to eliminate its stock option program for all U.S. employees with the intent of minimizing the use of stock options globally in 2006. In the United States, the stock option program was replaced with performance-based restricted shares for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the current market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the current market value and, accordingly, the Company recorded no expense as a result of this action.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation and reflects the accelerated vesting of all outstanding options as of July 12, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2005	2004	2005	2004
Net earnings (loss), as reported	$1,023	$(470)	$1,177	$(204)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(9)	(55)	(30)

Pro forma net earnings (loss)	$996	$(479)	$1,122	$(234)

Net earnings (loss) per common share
Basic - as reported	$2.11	$(0.97)	$2.42	$(0.42)

Basic - pro forma	$2.05	$(0.99)	$2.31	$(0.48)

Diluted - as reported	$2.03	$(0.91)	$2.36	$(0.42)

Diluted - pro forma	$1.98	$(0.93)	$2.25	$(0.48)

NOTE 14 – SUBSEQUENT EVENT

On October 4, 2005, International Paper announced the completion of its acquisition of approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, for approximately $80 million cash plus assumed debt of approximately $40 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including those identified in this Item. See “Forward-Looking Statements” on pages 36 and 37.

Executive Summary

Sales volume changes in the third quarter were mixed and, overall, slightly improved from the second quarter. However, while overall pricing was anticipated to be flat, pressures on containerboard, corrugated boxes, uncoated papers and pulp prices were greater than expected and more than offset higher coated paper prices. Additionally, although facility cost performance continued to improve and we benefited from higher forestland and real estate sales, pressures on margins as a result of rising energy and transportation costs resulting from the hurricanes in the southern United States were greater than anticipated.

Entering the fourth quarter, we estimate that business segment operating profits will be lower than in the third quarter. Raw material costs are expected to be much higher in the fourth quarter as the impacts of the recent hurricanes on energy and transportation costs continue to be felt. Overall sales volumes are likely to be flat as we enter the seasonally weaker holiday period toward year end. Average price realizations are expected to be flat to down since prices for many products began the quarter below levels at the beginning of the third quarter. Price increases have been announced in containerboard, bleached board, pulp and coated papers, but the impact of the increases will not be realized until early 2006. Finally, we currently anticipate a lower level of forestland and real estate sales in the fourth quarter.

Results of Operations

For the third quarter of 2005, International Paper reported net sales of $6.0 billion, compared with $6.0 billion in the third quarter of 2004 and $5.9 billion in the second quarter of 2005.

Net earnings totaled $1.02 billion, or $2.03 per share, in the 2005 third quarter. This compared with net losses of $470 million, or ($.91) per share, in the third quarter of 2004 and net earnings of $77 million, or $.16 per share, in the second quarter of 2005. Amounts include the effects of special items in all periods.

Earnings from continuing operations were $742 million, or $1.48 per share, compared with $215 million, or $.44 per share, in the 2004 third quarter and $91 million, or $.19 per share, in the 2005 second quarter. Earnings in the 2005 third quarter benefited from higher average price realizations ($44 million), cost reduction initiatives and improved mill operations ($39 million), and higher gains from forestland and real estate sales ($61 million) compared with the 2004 third quarter. These benefits were partially offset by higher energy, wood and caustic soda costs ($104 million), and the impact of lower sales volumes and increased lack-of-order downtime
($64 million). In addition, corporate items and other costs increased ($34 million) primarily due to higher pension and supply chain initiative costs, and income tax expense increased ($14 million), although these effects were partially offset by lower net interest expense ($10 million). Income from special items ($589 million) was higher than in the 2004 third quarter.

Compared with the second quarter of 2005, while earnings from continuing operations in the third quarter benefited from cost reduction initiatives and improved mill operations ($3 million), higher sales volumes and decreased lack-of-order downtime ($9 million) and higher gains from forestland and real estate sales ($56 million), these benefits were offset by lower average price realizations ($29 million) and higher energy and other raw material costs ($20 million). Additionally, the 2005 third quarter benefited from the impact of a lower net interest expense ($2 million), offset by higher workers’ compensation and inventory related costs ($29 million) and a higher effective tax rate ($5 million). Finally, special items resulted in income in the 2005 third quarter versus expense in the 2005 second quarter ($664 million).

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses held for sale, and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2005 operational structure and to reflect the reclassification of Carter Holt Harvey Limited (CHH) as a discontinued operation.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
In millions	September 30,		June 30, 2005
	2005	2004
Net Earnings (Loss)	$1,023	$(470)	$77
Deduct - Discontinued operations:
(Earnings) loss from operations	80	(31)	14
(Gain) loss on sales or impairment	(361)	716	—

Earnings From Continuing Operations	742	215	91
Add back (deduct):
Income tax (benefit) provision	(373)	113	165
Minority interest expense, net of taxes	3	5	3

Earnings From Continuing Operations Before Income Taxes and Minority Interest	372	333	259
Interest expense, net	120	180	155
Minority interest included in operations	—	(1)	(2)
Corporate items	142	101	133
Special items:
Restructuring and other charges	41	26	—
Insurance recoveries	(188)	(103)	(35)
Net losses (gains) on sales and impairments of businesses held for sale	5	38	(19)
Reversal of reserves no longer required, net	(3)	(6)	—

	$489	$568	$491

Industry Segment Operating Profit
Printing Papers	$132	$160	$149
Industrial Packaging	33	133	85
Consumer Packaging	37	50	41
Distribution	23	27	18
Forest Products	272	191	191
Specialty Businesses and Other	(8)	7	7

Total Industry Segment Operating Profit	$489	$568	$491

Discontinued Operations

During the 2005 third quarter, the sale of the Company’s majority share of Carter Holt Harvey Limited (CHH) was completed resulting in a $361 million after-tax gain. This amount, together with an $80 million net charge principally reflecting that portion of a third quarter agreement reached with the U.S. Internal Revenue Service that relates to CHH (see “Income Taxes” below), is included in the accompanying consolidated statement of operations as earnings from discontinued operations. During the third quarter of 2004, International Paper reached an agreement to sell its Weldwood of Canada Limited business resulting in a loss from discontinued operations of $684 million after taxes. All periods presented reflect the operating results of these businesses as discontinued operations.

Income Taxes

The income tax benefit of $373 million for the 2005 third quarter included a $553 million non-cash income tax benefit resulting from an agreement reached with the U.S. Internal Revenue Service concerning the Company’s 1997 through 2000 federal income tax audits, a $21 million provision related to cash repatriated from non-U.S. subsidiaries under the American Jobs Creation Act of 2004, and a $15 million provision related to a change in Ohio state tax laws. Excluding these items, and a $73 million charge relating to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter, bringing the effective tax rate for the 2005 nine-month period to 28%, the projected 2005 full-year tax rate.

In the third quarter of 2004, the income tax provision was $113 million, including a $31 million charge relating to special items. Excluding these items, the effective tax rate for the 2004 third quarter was 28%. For the nine months ended September 30, 2004, an income tax provision of $209 million was recorded. Excluding the year-to-date tax effects of restructuring and other charges, the effective tax rate for the nine-month period was 30%.

The income tax provision for the 2005 second quarter was $165 million, which included an $82 million charge principally related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004 as well as a $13 million charge related to other special items. Excluding these items, the effective tax rate for the quarter was 31%.

Interest Expense and Corporate Items

Net interest expense for the 2005 third quarter of $120 million included a pre-tax credit of $43 million for a reduction of accrued interest related to the agreement with the U.S. Internal Revenue Service discussed above. Net interest expense for the 2005 second quarter of $155 million included interest income of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding these items, net interest expense of $163 million was lower than $180 million in the third quarter of 2004 and $166 million in the 2005 second quarter, reflecting lower average debt balances and interest rates due to debt refinancings and repayments in 2004 and 2005.

Corporate expenses, net, of $142 million in the 2005 third quarter were higher than 2004 third-quarter net expenses of $101 million, and were also higher than the net expenses of $133 million in the second quarter of 2005. The increase compared with the 2004 third quarter was principally due to higher pension, supply chain initiative and LIFO inventory costs. Compared with the 2005 second quarter, the increase was primarily due to higher LIFO inventory related costs.

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

The third quarter of 2005 included a pre-tax charge of $41 million ($25 million after taxes) for restructuring and other charges including $15 million before taxes ($9 million after taxes) for organizational restructuring programs and other charges and $26 million before taxes ($16 million after taxes) for debt extinguishment. The third quarter of 2005 also included a pre-tax credit of $188 million ($109 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation. The 2004 third quarter included a charge of $26 million before taxes ($16 million after taxes) for restructuring and other costs, including $18 million before taxes ($11 million after taxes) for organizational restructuring programs and $8 million before taxes ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax credit of $103 million ($64 million after taxes) for insurance recoveries. The second quarter of 2005 included a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

The third quarter of 2005 included a net loss on sales and impairments of businesses held for sale of $5 million before taxes ($3 million after taxes) for net adjustments of losses on businesses previously sold. Included in the 2004 third quarter was a pre-tax and after-tax charge of $38 million for losses associated with the sale of Scaldia Paper B.V. and its subsidiary Recom B.V. ($34 million) and a charge to adjust the estimated loss on sale of Papeteries de Souche L.C. ($4 million). The second quarter of 2005 included a net gain on sales and impairments of businesses held for sale of $19 million before taxes ($12 million after taxes) for net adjustments of losses on businesses previously sold, including a $25 million pre-tax credit ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business.

Industry Segment Operating Profit

Industry segment operating profit of $489 million in the 2005 third quarter decreased from $568 million in the 2004 third quarter and from $491 million in the 2005 second quarter. Compared with the third quarter of 2004, earnings in the current quarter benefited from higher average paper and packaging prices ($66 million), strong mill operating performance, an improved mix of products sold and lower overhead costs from cost reduction efforts ($58 million), and higher gains from forestland and real estate sales ($91 million). These benefits were more than offset by the effects of higher raw material costs, particularly energy and caustic soda ($156 million), lower sales volumes and the impact of lack-of-order mill downtime ($96 million), higher special charges ($29 million), and other items ($13 million). Special charges of $29 million before taxes were included in the 2005 third quarter results, consisting of an organizational restructuring charge of $6 million in the Printing Papers segment for severance and other charges associated with the indefinite shutdown of three paper machines, a charge of $2 million in the Forest Products segment for costs associated with relocating the business headquarters to Memphis, TN from Savannah, GA, a charge of $13 million in the Specialty and Other Business segment for a plant shutdown in Norway, and a restructuring and other charge of $8 million, of which $3 million is in the Printing Papers segment, $1 million is in the Consumer Packaging segment and $4 million is in the Industrial Packaging segment.

Compared with the 2005 second quarter, improved mill operating performance and the impact of cost reduction efforts ($4 million), higher sales volumes particularly in uncoated and coated papers, pulp and containerboard ($14 million) and higher gains from forestland and real estate sales ($84 million) were all positive earning factors. However, these effects were more than offset by the impact of lower average sales prices ($44 million), continued high raw material costs including energy and caustic soda ($30 million) and other costs ($32 million), including higher workers’ compensation costs and various other items. Additionally, the $29 million of special charges included in segment operating profit in the third quarter of 2005 was $2 million lower than the $31 million included in the segment operating profit in the second quarter of 2005.

During the 2005 third quarter, International Paper took approximately 400,000 tons of downtime, including 270,000 tons for lack-of-order downtime, compared with approximately 180,000 tons of downtime in the third quarter of 2004, which included essentially no lack-of-order downtime. During the 2005 second quarter, International Paper took approximately 500,000 tons of downtime, including 275,000 tons for lack-of-order downtime. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Downtime costs due to lack of orders are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the third quarter of 2005.

Printing Papers

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,970	$1,895	$5,850	$1,930	$1,855	$5,685
Operating Profit *	132	149	464	160	141	385

*	Includes 2005 third quarter special charges of $6 million before taxes for severance charges related to the indefinite shutdown of three U.S. paper machines, $3 million before taxes for environmental reserves; 2005 second quarter special charges of $17 million before taxes for severance and other charges related to the indefinite shutdown of three U.S. paper machines.

Printing Papers net sales for the third quarter of 2005 were 4% higher than the second quarter of 2005 and 2% higher than the third quarter of 2004. Operating profits in the third quarter of 2005 were 11% lower than the second quarter of 2005, and 18% lower than in the third quarter of 2004.

Earnings for the third quarter of 2005 declined compared to the second quarter as lower earnings in U.S. uncoated papers and pulp and for our operations in Europe were partially offset by improved results for U.S. coated papers and Brazil. Pricing in the United States for both uncoated papers and pulp were down from the 2005 second quarter levels, while sales volumes were up slightly. Average price realizations for coated papers improved versus the second quarter, and operating results benefited from seasonally higher sales volume from a strong catalog season. Raw material and energy costs continued to increase and more than offset the favorable impact of strong mill operations. Third quarter of 2005 results also included a $6 million special charge for severance costs related to the indefinite shutdown of three U.S. paper machines, and a $3 million special charge for environmental reserves. Second quarter of 2005 results included a $17 million special charge for severance and other charges related to the indefinite shutdown of the three U.S. paper machines. In Europe, earnings declined compared to the second quarter due to lower volumes and higher raw material and energy costs. Volumes were lower due to a seasonal decline in sales and the start up of both the Kwidzyn, Poland and Svetogorsk, Russia mills following capital outages. Improved earnings in Brazil reflected higher sales volumes and sales prices, partially offset by increases in raw material and energy costs.

Earnings in the 2005 third quarter declined versus the 2004 third quarter reflecting lower sales volumes and higher raw material and energy costs in U.S. uncoated papers and lower U.S. pulp earnings. Strong U.S. coated paper results along with increased earnings in Brazil somewhat mitigated this decline, while results in Europe were essentially flat. In the U.S. uncoated papers business, total downtime in the third quarter of 2005 was 220,000 tons, of which 190,000 tons was related to lack of orders. This compares with a downtime total of 20,000 tons in the third quarter of 2004, none of which was related to lack of orders. This downtime, coupled with lower sales volumes, more than offset the benefits from significantly higher average sales prices and strong mill operations in the 2005 third quarter. Earnings were negatively impacted by the $6 million third quarter special charge related to the indefinite shutdown of three U.S. paper machines and the $3 million special charge related to environmental reserves discussed above. Increases in average coated paper prices and improved mill operations in the third quarter of 2005 compared to the third quarter of 2004 more than offset the impact of increased raw material and energy costs. Coated paper sales volumes were flat. Pulp sales volumes were up, and mill operations improved year over year, but raw material and energy costs were higher and average sales prices were essentially flat. In Europe, sales volumes increased slightly, but the impact was offset by lower average sales prices. Favorable prices in Russia were offset by lower prices in Western and Central Europe. Higher raw material and energy costs offset the benefit from improved sales mix and mill operations. In Brazil, sales volumes were improved compared with the 2004 third quarter; however, this benefit was offset by higher raw material costs.

Entering the fourth quarter, we expect earnings to be lower than in the third quarter. In the United States, uncoated papers price realizations are expected to be lower due to the lower level of prices as the fourth quarter began, although volumes should be in line with the third quarter. Further increases in natural gas and fiber costs are anticipated, driven by the effects of the hurricanes in the southern United States. Start up costs associated with the rebuild and start up of a paper machine at our Eastover, South Carolina mill will also negatively impact earnings. Average pulp prices should improve slightly as announced price increases begin to be realized and an increase in pulp sales volumes is anticipated. Seasonal sales volume decreases in U.S. coated papers coupled with higher average input costs are expected to negatively impact earnings. In Europe, price realizations and overall sales volume are expected to improve.

Industrial Packaging

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,115	$1,240	$3,650	$1,330	$1,125	$3,535
Operating Profit *	33	85	223	133	70	249

*	Includes 2005 third quarter special charges of $4 million before taxes to adjust reserves previously provided.

Industrial Packaging net sales for the third quarter of 2005 were 10% lower than the second quarter of 2005, and 16% lower than the third quarter of 2004. Operating profits in the third quarter of 2005 were 61% lower than the second quarter of 2005, and 75% lower than in the third quarter of 2004.

Compared with the 2005 second quarter, lower average containerboard prices were the principal factor in the decrease in earnings. However, this impact was partially offset by improved mill operations and a decline in lack-of-order downtime. This segment took 50,000 tons of downtime in the third quarter of 2005, all of which was related to lack of orders, compared to 200,000 tons of downtime in the second quarter of 2005, of which 140,000 was related to lack of orders. Higher distribution and energy costs and lower sales volumes also negatively impacted mill earnings. For the U.S. converting businesses, sales volumes also declined from the 2005 second quarter, reflecting a slight drop in market share. Earnings were also down due to lower price realizations and higher raw material, energy and distribution costs. The European converting business was negatively impacted by seasonally lower volumes in the agricultural segment and a $4 million special item to adjust reserves previously provided.

The decrease in operating profits in the third quarter of 2005 compared with the third quarter of 2004 reflected lower average sales prices and volumes for both containerboard and our converting businesses and an increase in lack-of-order downtime in the mills. Lack-of-order downtime in the third quarter of 2005 was approximately 50,000 tons compared to none in the third quarter of 2004. Costs for raw materials, freight and energy were significantly higher than in the prior year for both mill and converting operations.

Fourth quarter earnings expectations are generally mixed. International Paper’s announced price increases are not expected to impact earnings until mid-to-late in the quarter. Accordingly, average price realizations are projected to decline slightly. Containerboard sales volumes should improve, but sales volumes for the converting operations are expected to decline as the result of fewer shipping days. Raw material costs and energy costs are expected to be higher in the fourth quarter due to the effects of the hurricanes in the U.S. South.

Consumer Packaging

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$685	$650	$1,965	$665	$645	$1,920
Operating Profit *	37	41	101	50	41	122

*	Includes 2005 third quarter special charges of $1 million before taxes for environmental reserves; 2004 second quarter estimated loss on the sale of Food Pack S.A. of $4 million before taxes.

Consumer Packaging net sales for the third quarter of 2005 were 5% higher than the second quarter of 2005 and 3% higher than the third quarter of 2004. Operating profits in the third quarter of 2005 were 10% lower than the second quarter of 2005 and 26% lower than in the third quarter of 2004.

Bleached board earnings for the 2005 third quarter declined compared to the 2005 second quarter due to lower sales volumes resulting from weaker demand in the folding carton, cupstock and cigarette packaging segments. Earnings were also negatively impacted by annual maintenance outages and increased lack-of-order downtime. In the third quarter the mills took 40,000 tons of downtime, of which 20,000 was related to lack of orders, compared to only 10,000 tons of downtime, all maintenance related, in the second quarter. Average sales price realizations also declined from the prior quarter. Compared to the second quarter of 2005, Shorewood’s earnings almost doubled with a seasonal upturn in the home entertainment segment. Beverage Packaging’s earnings improved slightly reflecting favorable pricing, while sales volumes were essentially flat. Earnings for the Foodservice business declined, partially due to the settlement of a lawsuit and an adjustment of the loss on the sale of the Jackson, TN bag plant in July 2005.

Compared to the third quarter of 2004, earnings in the third quarter of 2005 for Bleached board declined as the benefits of higher average sales price realizations and strong mill operations were more than offset by lower sales volumes, increased lack-of-order downtime and higher raw material and energy costs. In the third quarter of 2005, the mills took 20,000 tons of lack-of-order downtime compared to none in the third quarter of 2004. Shorewood’s earnings increased as a result of higher sales volumes in the home entertainment segment. Earnings for the Foodservice business were down due to a decrease in sales volumes, an increase in raw material costs, the settlement of a lawsuit and the adjustment of the loss on the sale of the Jackson, TN bag plant, partially offset by higher average sales prices and favorable operating costs. Beverage Packaging earnings declined due to increased raw material and energy costs; however, both sales volumes and prices increased.

Looking forward to the fourth quarter, expectations are mixed. Bleached board sales volumes should improve as the market for folding cartons strengthens. Average price realizations should be about flat as previously announced price increases will not have a significant impact until 2006. Increases in raw material and energy costs are expected to more than offset the positive volume factor. Seasonally stronger demand for home entertainment and consumer products is expected to lead to a further improvement in Shorewood’s earnings. Earnings for Foodservice should decrease slightly due to lower volumes and higher raw material costs. Beverage Packaging earnings for the fourth quarter are forecasted to decrease from third quarter levels. Sales volumes are expected to remain steady while sales prices should trend upwards; however, this will be offset by increased raw material costs.

Distribution

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,645	$1,570	$4,745	$1,565	$1,485	$4,515
Operating Profit	23	18	59	27	21	65

Distribution’s 2005 third-quarter sales were up 5% from both the second quarter of 2005 and the third quarter of 2004. Operating profits were up 28% in the third quarter of 2005 compared with the second quarter of 2005, but down 15% compared with the third quarter of 2004.

Compared with the 2005 second quarter, earnings in the 2005 third quarter improved as sales volumes increased across all segments. Average prices were relatively flat, although printing segment prices were trending lower toward the end of the quarter.

Compared with 2004 third quarter results, sales volumes for facility supplies and packaging improved, partially offset by a decline in printing paper volumes. Compared to the prior year third quarter, average pricing improved in all segments. However, lower trading margins and increased fuel costs more than offset the higher prices, resulting in an earnings decrease compared to the third quarter of 2004.

Looking forward, operating results in the fourth quarter are expected to decrease slightly as the price of uncoated paper softens and as volumes decline below seasonally high third quarter levels due to the December holiday season.

Forest Products

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$700	$605	$1,915	$600	$625	$1,825

Operating Profit:
Forest Resources-
Gross Margin-
Sales of Forestlands	125	67	261	77	78	250
Harvest & Recreational Income	63	62	194	69	61	200
Forestland Expenses	(43)	(39)	(116)	(43)	(38)	(123)
Real Estate Operations	65	39	158	22	20	69
Wood Products	62	62	173	66	101	221

Operating Profit *	$272	$191	$670	$191	$222	$617

*	Includes 2005 third and second quarter special charges of $2 million and $14 million before taxes, respectively, for costs associated with relocating the headquarters to Memphis, TN from Savannah, GA.

Forest Products net sales in the third quarter of 2005 were 16% higher than in the second quarter of 2005 and 17% higher than in the third quarter of 2004. Operating profits in the third quarter of 2005 were 42% higher than in both the second quarter of 2005 and the third quarter of 2004.

Compared with the second quarter of 2005, harvest income from Company forestlands was essentially unchanged. Gross margins from forestland sales in the third quarter of 2005 increased by $58 million reflecting both higher average per-acre pricing and an increase in acreage sold. Profits from sales of higher and better use real estate properties also increased by $26 million mainly due to the completion of a large, high value sale in South Carolina. Operating results for the second quarter of 2005 also included a $10 million special charge related to the relocation of the Forest Resources headquarters to Memphis, TN from Savannah, GA. Wood Products’ profits were flat quarter-to-quarter reflecting the impact of higher sales volumes, particularly in plywood as demand increased in response to the hurricanes in the South, offset by lower price realizations for lumber and plywood and higher wood costs. Wood Products’ 2005 third and second quarter results included special charges of $2 million and $4 million, respectively, related to the above headquarters relocation.

Compared with the 2004 third quarter, harvest income declined by $6 million reflecting lower harvest volumes. Gross margins on forestland sales increased $48 million. Forestland operating expenses were flat as lower administrative overhead costs offset the relocation costs discussed above. Real Estate operating profits rose by $43 million, reflecting the increased sales activity in the 2005 third quarter discussed above, while Wood Products’ profits decreased by $4 million as the benefits of higher sales volumes and improved sales mix were offset by higher raw material costs.

In the fourth quarter, a decline in timber harvest volumes is anticipated. This effect should be somewhat offset by a favorable product mix. However, lower forestland and real estate sales are expected to result in lower earnings. Wood Products’ earnings are forecasted to decrease as sales volumes and prices experience seasonal declines and wood and energy costs continue to increase.

Specialty Businesses and Other

	2005			2004
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$220	$230	$725	$275	$290	$860
Operating Profit *	(8)	7	9	7	14	31

*	Includes 2005 third quarter special charges of $13 million before taxes related to a plant shutdown.

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution, and certain smaller businesses. Third quarter of 2005 net sales were 4% lower than in the second quarter of 2005, and 20% lower than in the third quarter of 2004. Earnings in the 2005 third quarter were down significantly from both the 2005 second quarter and the 2004 third quarter.

Earnings for Arizona Chemical for third quarter of 2005 were down from second quarter of 2005 primarily due to the increase in natural gas costs and a reduced supply of available raw materials. Third quarter of 2005 results also included a $13 million special charge related to a plant shutdown in Norway. Looking ahead to the fourth quarter, a price surcharge has been announced that should help mitigate the effects of the increased input costs resulting from the hurricanes in the southern United States.

Liquidity and Capital Resources

Cash provided by continuing operations totaled $1.2 billion for the first nine months of 2005, up slightly from $1.1 billion in the comparable 2004 period. Higher earnings from continuing operations were partially offset by higher non-cash items, while working capital requirements for accounts receivable, inventories, accounts payable and accrued liabilities were slightly higher in the 2005 period.

Investments in capital projects totaled $771 million and $743 million for the first nine months of 2005 and 2004, respectively. Full year capital spending for 2005 is now expected to be approximately $1.3 billion or lower, which is below projected depreciation and amortization charges. Approximately $1.4 billion of proceeds were generated in the first nine months of 2005 from divestitures, including approximately $1.14 billion from the sale in September 2005 of the Company’s interest in Carter Holt Harvey Limited, and proceeds from the sales of the Fine Papers and Industrial Papers businesses, Papeteries de France, and from the collection of a $25 million note receivable from the 2001 sale of the Flexible Packaging business.

Financing activities for the first nine months of 2005 included a $2.3 billion net decrease in debt and preferred securities versus a $1.0 billion net decrease during the comparable 2004 nine-month period. International Paper used a portion of the cash proceeds from the CHH sale to repay a subsidiary’s $250 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and maturity date of June 2007, and $312 million of commercial paper that had been issued in the same quarter. International Paper plans to use most of the remaining cash from the CHH sale proceeds for further debt reduction. Other reductions in the third quarter 2005 included $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity date of September 2005. In the second quarter 2005, International Paper repatriated approximately $1.2 billion in cash from certain of its foreign subsidiaries, including amounts under the American Jobs Creation Act of 2004. In June 2005, International Paper used approximately $400 million of cash available after the repatriations to repay a portion of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007. In February 2005, the Company redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures at 100.5% of par plus accrued interest, and made early payments of approximately $295 million on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015.

In August 2004, an International Paper subsidiary issued 500 million euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009. Third quarter 2004 debt reductions of approximately $500 million included $150 million of 8.125% notes with a scheduled maturity date of June 2024 and $193 million of debt assumed in connection with the Box USA acquisition. Also in the 2004 third quarter, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. In June 2004, International Paper issued $650 million of long-term debt with an interest rate of LIBOR plus 62.5 basis points and a scheduled maturity date of June 2007, which refinanced $650 million of long-term debt having an interest rate of LIBOR plus 100 basis points and a scheduled maturity of August 2004. In April 2004, $1.0 billion of 8.125% coupon rate debt was retired using the proceeds from the March 2004 issuance of $400 million of 5.25% notes due in April 2016 and $600 million of 4.00% notes due in April 2010. In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired using $1.0 billion of proceeds from 4.875% coupon rate debt issued in December 2003.

On June 20, 2006, the holders of International Paper’s zero-coupon convertible debt have the option to require the Company to repurchase these securities at a price equal to the accreted principal amount of $1.2 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company’s option, in an amount equal to the accreted principal amount through the repurchase date. The Company anticipates using a combination of cash from operations, from divestitures and from new debt issuances if this repurchase in 2006 is required.

At September 30, 2005 and December 31, 2004, International Paper classified $1.25 billion and $87 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the credit facilities described below.

In the first nine months of 2005, approximately 3.0 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $19.9 million of cash and restricted stock that does not generate cash. During the first nine months of 2004, approximately 1.3 million of common stock and 3.6 million treasury shares were issued for various incentive plans, including stock option exercises that generated $132 million of cash and restricted stock that does not generate cash. Common stock dividend payments totaled $368 million and $364 million for the first nine months of 2005 and 2004, respectively. Dividends were $0.75 per share in both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. In July 2005, Standard & Poor’s (S&P) reaffirmed the Company’s current long-term credit rating of BBB (negative outlook). On July 20, 2005, Moody’s Investor Services (Moody’s) announced that it had placed the Company’s debt ratings (currently Baa2 for long-term credit) on review for possible downgrade. Moody’s expects this review to be completed in November 2005. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-2, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2005 through cash from operations, supplemented as required by its various existing credit facilities.

At September 30, 2005, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. As of September 30, 2005, International Paper had no outstanding borrowings under this receivables securitization program.

The Company will continue to rely upon debt capital markets for the majority of any necessary funding not provided by operating cash flow, proceeds from divestitures or repatriated cash. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. In 2005, the Company will continue to access the capital markets where there are opportunities to replace high coupon debt with new financing instruments at lower interest rates. The initial targeted reduction to $12 billion by the end of 2006 was already surpassed by the end of the 2005 third quarter, and additional reductions are anticipated in connection with the Company’s transformation plan.

Transformation Plan

On July 19, 2005, International Paper announced a plan to transform its business portfolio to concentrate on two key global platform businesses: Uncoated Papers and Packaging. Subsequently, the Company completed the sale of Carter Holt Harvey Limited for $1.14 billion. Consistent with the previously announced plan, the Company continues to evaluate strategic options for specific businesses, including the possible sale or spin-off of the businesses identified in the plan, and has distributed bid package information for some of these businesses. Based on an estimated amount of proceeds, the Company previously outlined a use-of-proceeds plan. The exact use of any such proceeds is dependent on various factors affecting future cash flows, such as the amounts received from divestments and changes in market conditions, input costs and capital spending. The Company remains committed to using its free cash flow to pay down debt, to return value to shareholders, and for selective high-return investments.

As this transformation plan is executed, it is expected that additional one-time implementation charges will be incurred in future periods.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2004, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first nine months of 2005.

Significant Accounting Estimates

Pension Accounting. Net pension expense totaled approximately $182 million for International Paper’s U.S. plans for the nine months ended September 30, 2005, or about $99 million higher than the pension expense recorded for the first nine months of 2004. The increase in U.S. plan pension expense was principally due to an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, a decrease in the assumed discount rate to 5.75% in 2005 from 6.00% in 2004, and a decrease in the expected return on plan assets to 8.50% in 2005 from 8.75% in 2004. Net pension expense for non-U.S. plans was about $12 million for the first nine months of both 2005 and 2004.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality.

The discount rate assumption is determined based on a yield curve that incorporates approximately 570 Aa-graded bonds. The plans’ projected cash flows are then matched to the yield curve to develop the discount rate. At December 31, 2004, International Paper used a 5.75% discount rate assumption for calculation of 2005 pension expense. While the calculation of pension expense for 2006 will depend upon the rate at December 31, 2005, interest rates are currently below December 31, 2004 levels. Lower rates result in an increase in pension expense, while higher rates result in lower expense. A change in the discount rate of 25 basis points compared with December 31, 2004 would have about a $25 million impact on 2006 pension expense.

The expected long-term rate of return on plan assets reflects projected returns for an investment mix, determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. At December 31, 2005, International Paper’s expected long-term rate of return assumption was 8.50%. Actual plan asset returns for 2005 through September 30 were 8.4%, and no change to this assumption is anticipated at December 31, 2005. An increase in this rate would result in a decrease in pension expense. A 25 basis point change in this rate would have about a $15 million impact on 2006 pension expense.

International Paper used an expected rate of future salary increases of 3.25% at December 31, 2004 and anticipates no change in this rate for the December 31, 2005 calculation. However, International Paper intends to revise its expected mortality assumption by using a more recent mortality table beginning with the December 31, 2005 calculation. While the actual impact on expense will depend upon the final table selected, it is currently estimated that this change will increase 2006 pension expense by approximately $85 million compared with 2005.

Changes in key actuarial assumptions can also affect the minimum pension liability and related charge to Other comprehensive income in Shareholders’ equity. While any adjustment in 2005 will depend upon actual factors at December 31, 2005, a 25 basis point decline in the discount rate assumption would result in approximately a $160 million net charge to Shareholders’ equity. Additionally, the change in the mortality assumption will result in approximately a $350 million charge to Shareholders’ equity at December 31, 2005.

At September 30, 2005, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.9 billion, consisting of approximately 60% equity securities, 28% fixed income securities, and 12% real estate and other assets.

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

During 2003, the Company decided to eliminate its stock option program for all U.S. employees with the intent of minimizing the use of stock options globally in 2006. In the United States, the stock option program was replaced with performance-based restricted shares for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the current market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the current market value and, accordingly, the Company recorded no expense as a result of this action.

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related vesting period. Had this method of accounting been applied, additional after-tax expenses of $55 million and $30 million would have been recorded in the first nine months of 2005 and 2004, respectively, decreasing the reported earnings per share – assuming dilution from $2.36 and $(0.42) for the first nine months of 2005 and 2004, respectively, to $2.25 and $(0.48) in the first nine months of 2005 and 2004, respectively.

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

Factors which could cause actual results to differ relate to:

•	Market and Economic Factors, including:

•	Changes in the cost or availability of raw material and energy. The Company relies heavily on the availability of certain raw materials in its manufacturing process. Supply and demand for these raw materials could materially affect the availability of, or prices for, such raw materials. In addition, the Company’s manufacturing operations utilize natural gas, electricity and other forms of energy. The Company may hedge a portion of the risk with respect to energy prices when it deems it appropriate to do so. There can be no assurance that the Company is protected against any changes in the price or availability of energy sources.

•	Competition, demand and pricing for the Company’s products. The Company faces intense competition both domestically and internationally for its products in all of its current operating segments, including the two key platform businesses under the Company’s previously announced transformation plan, uncoated papers and packaging. The supply/demand balance in the markets in which the Company operates may lead to price competition and product substitutions may lead to lower consumption of the Company’s products, both of which could have an adverse impact on revenues and financial results.

•	The level of housing starts. Demand for certain of the Company’s products is dependent in part on the level of housing starts in domestic and international markets. Declines in housing starts could have a material adverse impact on sales volumes and pricing for those products as well as on the feasibility and terms of any sale or spin-off of the wood products business.

•	Changes in international economic conditions. The Company’s results could be substantially affected by foreign market risks in the countries in which the Company has manufacturing facilities or sells its products. Specifically, Brazil, Russia, Poland and China, where substantial manufacturing facilities exist, are developing countries subject to economic and political instability. Downturns in economic activity, adverse foreign tax consequences or any change in social, political or labor conditions in any of these countries or regions may affect the Company’s financial results.

•	Changes in currency exchange rates. The Company is impacted by the movement of various currencies relative to the U.S. dollar. The Company may hedge a portion of the risk from its transactions and commitments denominated in non-U.S. dollar currencies when it deems it appropriate to do so. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations.

•	Changes in credit ratings issued by nationally recognized statistical rating organizations. The Company’s debt ratings are from time to time reviewed by the rating organizations and remain subject to change. Any such change could impact the Company’s cost and ability to borrow funds, as well as its cost to reduce outstanding debt under the Company’s transformation plan.

•	Pension and healthcare costs. The Company’s pension and healthcare benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. Future pension funding requirements could be affected by legislation currently being considered in the U.S. Congress.

•	Natural disasters. The occurrence of a natural disaster, such as a hurricane, tropical storm, tornado, flooding or other unanticipated problem, could cause operational disruptions which could impair our profitability.

•	The Company’s Transformation Plan, including:

•	Ability to accomplish the transformation plan. On July 19, 2005, the Company announced a three-part plan (the “Plan”) to transform its business portfolio to improve returns, strengthen the balance sheet and return cash to shareholders. The Plan includes narrowing the Company’s business portfolio to two key global platform businesses: uncoated papers (including the xpedx distribution business) and packaging. Among the uncertainties that exist to completing the Plan are uncertainties relating to the Company’s ability to divest or spin-off the businesses under evaluation as well as the timing, terms and net proceeds of any such transactions.

•	Impact of the Plan on the Company’s relationships with its employees, customers and vendors.

•	Ability to realize anticipated profit improvement from the Plan. The profitability of the Company’s two platform businesses, uncoated papers and packaging, is subject to variable demand and the Company’s ability to execute internal profit initiatives, including ongoing supply chain and overhead initiatives and volume/mix improvements. There can be no assurance that profit improvements will be achieved.

•	Results of legal proceedings and compliance costs, including:

•	Unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations. The Company’s operations are subject to significant regulation by federal, state and local environmental and safety authorities both domestically and internationally. There can be no assurance that the costs of compliance with existing and new regulations will not require significant capital expenditures.

•	Results of legal proceedings. The costs and other effects of pending litigation against the Company and related insurance recoveries cannot be determined with certainty. Although the disclosure in Part II, Item 1. “Legal Proceedings,” together with the disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in its subsequently filed Quarterly Reports on Form 10-Q, contains management’s current views as of the respective dates of such reports of the impact such litigation would have on the Company’s financial results, there can be no assurance that the outcome of such proceedings will be as expected.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004 (1)	2005	2004 (1)
Printing Papers	$1,970	$1,930	$5,850	$5,685
Industrial Packaging (2)	1,115	1,330	3,650	3,535
Consumer Packaging (2)	685	665	1,965	1,920
Distribution	1,645	1,565	4,745	4,515
Forest Products	700	600	1,915	1,825
Other Businesses (3)	220	275	725	860
Corporate and Inter-segment Sales	(299)	(349)	(887)	(998)

Net Sales	$6,036	$6,016	$17,963	$17,342

Operating Profit by Industry Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004 (1)	2005		2004(1)
Printing Papers	$132	(4)	$160	$464	(4,7)	$385
Industrial Packaging (2)	33	(4)	133	223	(4)	249
Consumer Packaging (2)	37	(4)	50	101	(4)	122 (9)
Distribution	23		27	59		65
Forest Products	272	(4)	191	670	(4,7)	617
Other Businesses (3)	(8	)(4)	7	9	(4)	31

Operating Profit	489		568	1,526		1,469
Interest expense, net	(120	)(5)	(180)	(442	)(5,8)	(541)
Minority interest (6)	—		1	1		2
Corporate items, net	(142)		(101)	(430)		(313)
Restructuring and other charges	(41)		(26)	(65)		(153)
Insurance recoveries	188		103	223		103
Net (losses) gains on sales and impairments of businesses held for sale	(5)		(38)	(65)		(56)
Reversal of reserves no longer required, net	3		6	3		19

Earnings from continuing operations before income taxes and minority interest	$372		$333	$751		$530

(1)	Prior-year industry information has been restated to conform to 2005 management structure.
(2)	Beginning with the 2005 first quarter, Industrial Packaging and Consumer Packaging are reported as separate industry segments. Prior-period segment information has been restated to reflect this presentation.
(3)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(4)	Includes a 2005 third quarter special charge of $6 million before taxes in the Printing Papers segment for severance charges related to the indefinite shutdown of three U.S. paper machines, $3 million before taxes in the Printing Papers segment and $1 million before taxes in the Consumer Packaging segment for environmental reserves, $4 million before taxes in the Industrial Packaging segment related to adjust reserves previously provided, $2 million before taxes in the Forest Products segment for costs associated with relocating the headquarters to Memphis, TN from Savannah, GA, and $13 million before taxes in the Other Businesses segment related to a plant shutdown.
(5)	Includes interest income of $43 million before taxes related to completion of a tax audit.
(6)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.
(7)	Includes 2005 second quarter special charges of $17 million before taxes in the Printing Papers segment for severance and other charges related to the indefinite shutdown of three U.S. paper machines, and $14 million before taxes in the Forest Resources segment for 2005 second quarter costs associated with relocating the Forest Products headquarters to Memphis, TN from Savannah, GA.

(8)	Includes interest income of $11 million before taxes from the collection of a note receivable from the 2001 sale of the Flexible Packaging business.
(9)	Includes a 2004 second quarter estimated loss on the sale of Food Pack S.A. of $4 million before taxes in the Consumer Packaging segment.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

International Paper Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers	111	117	330	345
Europe & Russia Uncoated Papers and Bristols	342	336	1,059	1,036
U.S. Uncoated Papers and Bristols	1,041	1,143	3,197	3,488

Uncoated Papers and Bristols	1,494	1,596	4,586	4,869
Coated Papers	572	574	1,582	1,641
Market Pulp (3)	402	309	1,149	1,048

Packaging (In thousands of short tons)
Container of the Americas	752	795	2,294	2,053
European Container (Boxes)	262	256	794	767
Other Industrial and Consumer Packaging	264	278	788	796

Industrial and Consumer Packaging	1,278	1,329	3,876	3,616
Containerboard	467	556	1,375	1,629
Bleached Packaging Board	341	378	1,063	1,128
Kraft	155	170	456	468

Forest Products (In millions)
Panels (sq. ft. 3/8" - basis)	444	411	1,212	1,201
Lumber (board feet)	675	644	1,951	1,850

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 31 and 32 of International Paper’s Form 10-K Annual Report for the year ended December 31, 2004, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures:

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following matters discussed in previous filings under the Exchange Act, are updated as follows:

Exterior Siding and Roofing Litigation

A discussion of developments relating to the financial impact of certain class action lawsuits that were settled in 1998 and 1999 is found in Note 9 in this Form 10-Q.

Other Litigation

The “Quality Supplier” class action lawsuit pending in Federal District Court in Columbia, South Carolina is discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004, and in its Quarterly Report on Form 10-Q for the period ended June 30, 2005.

The linerboard class action lawsuit, which was settled in September 2003, and the linerboard opt-out cases are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004, and in its Quarterly Report on Form 10-Q for the period ended June 30, 2005.

The high pressure laminates antitrust lawsuits, which were settled in 2004, are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004, and in its Quarterly Report on Form 10-Q for the period ended June 30, 2005.

The publications papers antitrust lawsuits are discussed in Note 10 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2004, and in its Quarterly Report on Form 10-Q for the period ended June 30, 2005.

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

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Share Purchase Agreement by and among International Paper Container Holdings (Spain) S.L. and Financiere Papier Et Carton Kadiria-Finapack dated September 15, 2005

	10.2	Shareholders’ Agreement by and between International Paper Container Holdings (Spain) S.L. and Cofipac dated September 15, 2005

	10.3	Share Purchase Agreement among Maghreb Private Equity Fund Ltd., Capital Morocco, Access Capital Atlantique Maroc, Afric-Invest Limited, Atijariwafa Bank, Ms. Hanane Mechat and International Paper Container Holdings (Spain) S.L. dated October 3, 2005 (previously dated September 15, 2005)

	11	Statement of Computation of Per Share Earnings

	12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: November 8, 2005	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief Financial Officer

Date: November 8, 2005	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller