Form 10-K
period 2005-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2006-03-06
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NO. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Atlantic Street

Stamford, Connecticut

(Address of principal executive offices)

06921

(Zip Code)

Registrant’s telephone number, including area code: 203-541-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 per share par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $14,817,960,984.

The number of shares outstanding of the Company’s common stock, as of March 1, 2006 was 492,595,905.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2006 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2005

Foreign Currency Effects	34
Market Risk	34

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Information by Industry Segment and Geographic Area	36
Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	38
Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	40
Consolidated Statement of Operations	42
Consolidated Balance Sheet	43
Consolidated Statement of Cash Flows	44
Consolidated Statement of Changes in Common Shareholders' Equity	45
Notes to Consolidated Financial Statements	46
Interim Financial Results (Unaudited)	78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81

ITEM 9A. CONTROLS AND PROCEDURES	81

ITEM 9B. OTHER INFORMATION	82

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	83

ITEM 11. EXECUTIVE COMPENSATION	83

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	83

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	83

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	83

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Additional Financial Data	84
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	88
Schedule II – Valuation and Qualifying Accounts	89

SIGNATURES	90

APPENDIX I 2005 LISTING OF FACILITIES	A-1

APPENDIX II 2005 CAPACITY INFORMATION	A-4

PART I.

ITEM  1. BUSINESS

GENERAL

International Paper Company (the “Company” or “International Paper,” which may be referred to as “we” or “us”), is a global forest products, paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, South America and Asia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2005, the Company operated 23 pulp, paper and packaging mills, 93 converting and packaging plants, 25 wood products facilities and six specialty chemicals plants. Production facilities at December 31, 2005, in Europe, Asia, Latin America and South America included eight pulp, paper and packaging mills, 55 converting and packaging plants, two wood products facility, two specialty panels and laminated products plants and five specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 270 distribution branches located primarily in the United States. At December 31, 2005, we owned or managed approximately 6.5 million acres of forestlands in the United States, mostly in the South, approximately 1.3 million acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial Packaging; Consumer Packaging; Distribution; Forest Products; and Specialty Businesses and Other. A description of these business segments can be found on pages 17 and 18 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. A discussion of the Company’s recently announced Transformation Plan to concentrate on two key global platform businesses, Uncoated Papers (including Distribution) and Packaging, can be found on page 27 of Item 7.

From 2001 through 2005, International Paper’s capital expenditures approximated $5.3 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and envi ronmental performance, lower costs and improve forestlands. Capital spending for continuing operations in 2005 was approximately $1.2 billion and is expected to be approximately $1.2 billion in 2006. This amount is below our expected annual depreciation and amortization expense of $1.4 billion. You can find more information about capital expenditures on page 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on page 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on page 15 and 16 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth on pages 36 and 37 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

The financial information concerning international and domestic operations and export sales is set forth on page 37 of Item 8. Financial Statements and Supplementary Data.

COMPETITION AND COSTS

Despite the size of the Company’s manufacturing capacity for paper, paperboard, packaging and pulp products, the markets in all of the cited product lines are large and highly fragmented. The markets for wood and specialty products are similarly large and fragmented. There are numerous competitors, and the major mar -

kets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. These products are in competition with similar products produced by other forest products companies, and in some instances, with products produced by other industries from other materials.

Many factors influence the Company’s competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 11 through 23 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells paper, packaging products, building materials and other products directly to end users and converters, as well as through resellers and paper distributors, including our own merchant distribution network, and agents. We own a large merchant distribution business that sells products made both by International Paper and by other companies making paper, packaging and supplies. Sales offices are located throughout the United States as well as internationally. We market our U.S. production of lumber and plywood through independent distribution centers, as well as direct to the retail and industrial market. Specialty products are marketed through various channels of distribution.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 17 through 18 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2005, 2004 and 2003 were as follows:

Sales Volumes by Product (1) (2)

	2005	2004	2003
Printing Papers (In thousands of tons)
Brazil Uncoated Papers	447	461	447
Europe & Russia Uncoated Papers and Bristols	1,419	1,409	1,352
U.S. Uncoated Papers and Bristols	4,261	4,614	4,439

Uncoated Papers and Bristols	6,127	6,484	6,238
Coated Papers	2,109	2,173	2,113
Market Pulp (3)	1,588	1,422	1,379
Packaging (In thousands of tons)
Container of the Americas	3,061	2,821	2,264
European Container (Boxes)	1,073	1,049	1,031
Other Industrial and Consumer Packaging	1,041	1,064	1,088

Industrial and Consumer Packaging	5,175	4,934	4,383
Containerboard	1,937	2,090	1,946
Bleached Packaging Board	1,412	1,495	1,348
Kraft	608	605	606
Forest Products (In millions)
Panels (sq. ft. 3/8” – basis)	1,606	1,563	1,580
Lumber (board feet)	2,596	2,456	2,345

(1)	Includes third-party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center at Loveland, Ohio, with smaller facilities in Savannah, Georgia, a regional center for applied forest research in Bainbridge, Georgia, and several product laboratories. Additionally, the Company has approximately a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies formed for the purpose of developing and commercializing improvements to increase growth rates and improve wood and pulp quality. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions; to process, equipment and product innovations; and to improve profits through tree generation and propagation research. Activities include studies on improved forest species and management; innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $63 million in 2005, $67 million in 2004, and $71 million in 2003.

We own numerous patents, copyrights, trademarks and trade secrets relating to our products and to the processes for their production. We also license intellectual property rights to and from others where necessary. Many of the manufacturing processes are among our trade secrets. Some of our products are covered by U.S. and non-U.S. patents and are sold under well known trademarks. We derive a competitive advantage by protecting our trade secrets, patents, trademarks and other intellectual property rights, and by using them as required to support our businesses.

ENVIRONMENTAL PROTECTION

Information concerning the effects of the Company’s compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 32 and 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

As of December 31, 2005, we had approximately 68,700 employees, 47,200 of whom were located in the United States. Of the U.S. employees, approximately 30,100 are hourly, with unions representing approximately 18,000 employees. Approximately 14,000 of the union employees are represented by the United Steel Workers (USW), the successor union to PACE, under individual location contracts.

During 2005, new labor agreements were ratified at three paper mills, with one paper mill contract carrying over and settling in early 2006. During 2006, labor agreements are scheduled to be negotiated at four paper mill operations including Franklin, Virginia; Riegelwood, North Carolina; Roanoke Rapids, North Carolina; and Terre Haute, Indiana.

During 2005, 19 labor agreements were settled in non-paper mill operations. Settlements included paper converting, chemical, distribution, consumer packaging and woodlands operations. During 2006, 35 labor agreements are scheduled to be negotiated in 33 non-paper mill operations, five of which are carry-overs from past years.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 56, chairman and chief executive officer since 2003. Prior to this, Mr. Faraci was president since 2003, and executive vice president and chief financial officer from 2000 to 2003. Mr. Faraci joined International Paper in 1974.

Robert M. Amen, 56, president since 2003. Previously, Mr. Amen served as executive vice president responsible for the Company’s paper business, technology and corporate marketing from 2000 to 2003. Mr. Amen will retire from the Company on March 31, 2006.

Newland A. Lesko, 60, executive vice president-manufacturing and technology since 2003. Mr. Lesko previously served as senior vice president-industrial packaging from 1998 to 2003. Mr. Lesko joined International Paper in 1967.

Marianne M. Parrs, 61, executive vice president since 1999 and chief financial officer since 2005. Ms. Parrs previously served as executive vice president-administration since 1999 responsible for information technology, investor relations and global sourcing. She continues to oversee those areas in her current role. Ms. Parrs joined International Paper in 1974.

John N. Balboni, 58, senior vice president and chief information officer since 2005. He previously served as vice president and chief information officer from 2003 to 2005, and vice president-ebusiness from 2000 to 2003. Mr. Balboni joined the Company in 1988.

Michael J. Balduino, 55, senior vice president of the Company and president of our Shorewood subsidiary since 2000. Mr. Balduino joined International Paper in 1992.

H. Wayne Brafford, 54, senior vice president-printing and communications papers since 2005. Previously, Mr. Brafford served as senior vice president-industrial packaging from 2003, and as vice president and general manager-converting, specialty and pulp from 1999 to 2003. Mr. Brafford joined International Paper in 1975.

Jerome N. Carter, 57, senior vice president-human resources since 1999. Since 2005, he also is responsible for overseeing the communications function of the Company. Mr. Carter joined International Paper in 1999.

C. Cato Ealy, 49, senior vice president-corporate development since 2003. He previously served as vice president-corporate development from 1996 to 2003. Mr. Ealy joined International Paper in 1992.

Thomas E. Gestrich, 59, senior vice president and president-IP Asia since 2005. Previously, Mr. Gestrich served as senior vice president-consumer packaging since 2001. Prior to that, he served as vice president and general manager-beverage packaging from 1999 to 2001. Mr. Gestrich joined International Paper in 1990.

Paul Herbert, 56, senior vice president-strategic initiatives since 2005. He previously served as senior vice president-printing and communication papers from 2000 to 2005. Mr. Herbert joined International Paper in 1992.

Thomas G. Kadien, 49, senior vice president and president-xpedx since 2005. Previously, Mr. Kadien served as senior vice president-Europe from 2003 to 2005, and as vice president-commercial printing and imaging papers from 2001 to 2003. Additionally, from 2000 to 2001, Mr. Kadien served as vice president-fine papers. He joined International Paper in 1978.

Andrew R. Lessin, 63, senior vice president-internal audit since 2002. Mr. Lessin previously served as vice president-finance from 2000 to 2002. He joined International Paper in 1977.

Maximo Pacheco, 53, senior vice president since 2005 and president-IP do Brasil since 2004. Previously, Mr. Pacheco served as senior vice president of IP do Brasil from 2003 to 2004. Prior to that, he was president-IP Latin America from 2000 to 2003. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 46, senior vice president-IP packaging solutions since 2005. She previously served as vice president-container of the Americas from 2000. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 50, senior vice president, general counsel and corporate secretary since 2003. Since 2005, Ms. Smith is also responsible for overseeing public affairs for the Company. From 1998 to 2003, she served as senior vice president, general counsel and corporate secretary of Owens Corning and in addition, from 2000 to 2003, as chief restructuring officer of Owens Corning. Ms. Smith joined International Paper in 2003.

Robert J. Grillet, 50, vice president-finance and controller since 2003. He previously served as group senior vice president-xpedx from 2000 to 2003. Mr. Grillet joined International Paper in 1976.

Mary A. Laschinger, 45, vice president and president-IP Europe since 2005. Ms. Laschinger previously served as vice president-wood products from 2004 to 2005 and as vice president-pulp from 2001 to 2004. Prior to that, she served as the general manager-industrial papers from 1999 to 2001. Ms. Laschinger joined International Paper in 1992.

RAW MATERIALS

For information on the sources and availability of raw materials essential to our business, see Item 2. Properties.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Below, we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM  1A. RISK FACTORS

In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), or in the Company’s other filings with the Securities and Exchange Commission, the following are some important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement.

RISKS RELATING TO INDUSTRY CONDITIONS

Changes in the cost or availability of raw material and energy. We rely heavily on certain raw materials (principally wood fiber, caustic soda and polyethylene) and energy sources (principally natural gas, coal and fuel oil) in our manufacturing process. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, productivity improvements or cost reduction programs.

Changes in transportation costs. Our business depends on the transportation of a large number of products, both domestically and internationally. In the United States, an increase in transportation rates or fuel surcharges and/or a reduction in transport availability in truck and rail could negatively impact our ability to provide products to our customers in a timely manner. While we have benefited from supply chain initiatives that provide adequate transportation availability, there is no assurance that such availability can continue to be effectively managed in the future.

Competition. We face intense competition, both domestically and internationally, for our products in all of our current operating segments, including the two key platform businesses under our previously announced Transformation Plan, uncoated papers and packaging. Because our outlook depends on a forecast of our share of industry sales, an unexpected reduction in that share due to pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulty, a failure to price our products competitively, competition from producers of substitute materials or other similar factors could negatively impact our revenues and financial results.

Product mix. Our results may be affected by a change in the Company’s sales mix. Our outlook assumes a certain volume mix of sales as well as a product mix of sales. If actual results vary from this projected volume and product mix of sales, our operations (for example, by way of lack-of-order downtime) and our results could be negatively impacted.

Pricing. Our outlook assumes that we will be successful in implementing previously announced price increases as well as other price increases that we may in the future deem necessary and/or appropriate. Also, delays in acceptance of these price increases would negatively impact our results. Moreover, price discounting, if required to maintain our competitive position, could result in lower than anticipated price realizations.

Demand for our products. Demand for our products is affected by general economic conditions in North America, Europe, South America and Asia. Changes in industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, new home construction and repair and remodeling activity, interest rates and currency exchange rates may adversely affect our businesses and the results of operations.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

Changes in credit ratings issued by nationally recognized statistical rating organizations. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy. Our debt ratings are, from time to time, reviewed by the rating organizations and remain subject to change. For example, in 2005, Moody’s downgraded our debt from Baa2 to Baa3.

Pension and health care costs. Our pension and health care benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. Future pension funding requirements, and the timing of funding payments, could be affected by legislation currently being considered in the U.S. Congress.

Natural disasters. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flooding or other unanticipated problems, could cause operational disruptions which could impair our profitability.

Changes in international conditions. Our results could be substantially affected by foreign market risks in the countries in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland, China and South Korea, where substantial manufacturing facilities exist, are developing countries subject to economic and political instability. Downturns in economic activity, adverse foreign tax consequences or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

Changes in currency exchange rates. We are impacted by the movement of various currencies relative to the U.S. dollar. From time to time, we may hedge a portion of the risk from our transactions and commitments denominated in non-U.S. dollar currencies when we deem it appropriate to do so. There can, however, be no assurance that we will be able to fully protect ourselves against substantial foreign currency fluctuations.

RISKS RELATING TO THE COMPANY’S TRANSFORMATION PLAN

Ability to accomplish the Transformation Plan. On July 19, 2005, the Company announced a three-part plan (the “Transformation Plan”) to transform its business portfolio to improve returns, strengthen the balance sheet and return cash to shareholders. The Transformation Plan includes narrowing the Company’s business portfolio to two key global platform businesses: uncoated papers (including the xpedx distribution business) and packaging. Among the uncertainties that exist to completing the Transformation Plan are uncertainties relating to the Company’s ability to divest or spin-off the businesses under evaluation as well as the timing, terms and net proceeds of any such transactions.

Impact of the Transformation Plan on the Company’s relationships with its employees. The Company has taken steps to incent and retain employees during the transformation, and has entered into retention agreements with certain key employees who would not remain with the Company if their respective businesses are sold.

Ability to realize anticipated profit improvement from the Transformation Plan. The profitability of the Company’s two platform businesses, uncoated papers and packaging, is subject to variable demand and the Company’s ability to execute internal profit initiatives, including ongoing supply chain and overhead initiatives and volume/mix improvements. There can be no assurance that profit improvements will be achieved.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

Unanticipated expenditures related to the cost of compliance with environmental and other governmental regulations. Our operations are subject to significant regulation by federal, state and local environmental and safety authorities, both domestically and internationally. There can be no assurance that the costs of compliance with existing and new regulations will not require significant capital expenditures, or that existing reserves will be adequate to cover future unanticipated costs.

Results of legal proceedings. The costs and other effects of pending litigation against the Company and related insurance recoveries cannot be determined with certainty. Although the disclosure in Item 3. “Legal Proceedings” contains management’s current views of the impact such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact our outlook. Obvious general economic factors throughout the world (such as inflation, a sudden drop in consumer or business confidence, or an unexpected collapse in stock markets) do not warrant further discussion, but are noted to further emphasize the myriad of contingencies that may cause our actual results to differ from those currently anticipated.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

FORESTLANDS

The principal raw material used by International Paper is wood in various forms. As of December 31, 2005, the Company or its subsidiaries owned or managed approximately 6.5 million acres of forestlands in the United States, 1.3 million acres in Brazil, and, through licenses and forest management agreements, maintained harvesting rights on government-owned forestlands in Russia. A discussion of possible sales or spin-offs of segments or potentially all of the Company’s U.S. forestlands under the Company’s Transformation Plan can be found on page 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During 2005, the Company’s U.S. forestlands supplied 12.7 million tons of roundwood to its U.S. facilities, representing approximately 20% of its wood fiber requirements. The balance of our fiber requirements come from residual chips supplied by our Wood Products operations, other chips purchased from other suppliers, and from other private industrial and nonindustrial forestland owners, with only an insignificant amount coming from public lands of the U. S. government. In addition, in 2005, 3.4 million tons of wood were sold to other users.

As one of the largest private landowners in the world, International Paper employs professional foresters and wildlife biologists to manage our forestlands with great care in compliance with the rigorous standards of the Sustainable Forestry Initiative program (SFITM). SFITM includes an independent certification system to ensure the sustainable planting, growing and harvesting of trees while protecting wildlife, plants, soil, water and air quality. All of our U.S. forestlands are certified as complying with SFITM standards by an independent third party, and most of our forestlands outside of the United States comply with similar local or regional sustainable forestry programs as well.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continuously examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2006 on page 26, and dispositions and restructuring activities as of December 31, 2005, on pages 15 and 16 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 51 through 57 of Item 8. Financial Statements and Supplementary Data. A discussion of businesses being considered for possible sale or spin-off under the Company’s Transformation Plan can be found on page 27 of Item 7.

ITEM  3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 32 and 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 59 through 64 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II.

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2005 and 2004 are set forth on page 78 of Item 8. Financial Statements and Supplementary Data. Information concerning the exchanges on which the Company’s common stock is listed is set forth on page [    ]. As of March 1, 2006, there were approximately 26,340 record holders of common stock of the Company.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2005 – March 31, 2005	3,494 (a)	$38.86	0	0

(a)	Represents shares tendered in connection with stock option exercises.

No activity occurred in months not presented above.

International Paper Company

ITEM  6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2005		2004		2003		2002		2001
RESULTS OF OPERATIONS
Net sales	$24,097		$23,359		$22,138		$22,359		$24,010
Costs and expenses, excluding interest	22,918		21,925		21,148		21,306		24,373
Earnings (loss) from continuing operations before
income taxes and minority interest	586	(b)	724	(e)	285	(h)	340	(k)	(1,226	)(n)
Minority interest expense, net of taxes	12		26		83		47		144
Discontinued operations	241	(c)	(491	)(f)	57		(247)		(8)
Extraordinary items	–		–		–		–		(46	)(o)
Cumulative effect of accounting changes	–		–		(13	)(i)	(893	)(l)	(17	)(o)
Net earnings (loss)	1,100	(b-d)	(35	)(e-g)	302	(h-j)	(880	)(k-m)	(1,204	)(n,o)
Earnings (loss) applicable to common shares	1,100	(b-d)	(35	)(e-g)	302	(h-j)	(880	)(k-m)	(1,204	)(n,o)

FINANCIAL POSITION
Working capital	$2,565		$5,252		$4,908		$4,850		$4,691
Plants, properties and equipment, net	11,801		12,216		12,138		12,319		13,129
Forestlands	2,190		2,157		2,332		2,402		2,923
Total assets	28,771		34,217		35,525		33,792		37,177
Notes payable and current maturities of long-term debt	1,181		222		1,776		–		832
Long-term debt	11,023		13,632		13,127		12,329		11,751
Common shareholders’ equity	8,351		8,254		8,237		7,374		10,291

BASIC PER SHARE OF COMMON STOCK –
Earnings (loss) from continuing operations	$1.77		$0.94		$0.54		$0.54		$(2.35)
Discontinued operations (c)	0.49		(1.01)		0.12		(0.51)		(0.02)
Extraordinary items	–		–		–		–		(0.09)
Cumulative effect of accounting changes	–		–		(0.03)		(1.86)		(0.04)
Net earnings (loss)	2.26		(0.07)		0.63		(1.83)		(2.50)
DILUTED PER SHARE OF COMMON STOCK –
Earnings (loss) from continuing operations	$1.74		$0.93		$0.53		$0.54		$(2.35)
Discontinued operations (c)	0.47		(1.00)		0.13		0.51		(0.02)
Extraordinary items	–		–		–		–		(0.09)
Cumulative effect of accounting changes	–		–		(0.03)		(1.85)		(0.04)
Net earnings (loss)	2.21		(0.07)		0.63		(1.82)		(2.50)

Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	17.03		16.93		16.97		15.21		21.25

COMMON STOCK PRICES
High	$42.59		$45.01		$43.32		$46.19		$43.25
Low	26.97		37.12		33.09		31.35		30.70
Year-end	33.61		42.00		43.11		34.97		40.35

FINANCIAL RATIOS
Current ratio	1.5		1.7		1.5		1.7		1.6
Total debt to capital ratio	58.8		62.1		63.0		61.2		54.1
Return on equity	13.2	(b-d)	(0.4	)(e-g)	3.9	(h-j)	(8.8	)(k-l)	(10.6	)(n,o)
Return on investment from continuing operations	5.2	(b-d)	3.7	(e-g)	2.9	(h-j)	2.7	(k,l)	(1.6	)(n)

CAPITAL EXPENDITURES	$1,172		$1,213		$1,031		$913		$937

NUMBER OF EMPLOYEES	68,700		79,400		82,800		91,000		100,100

ITEM  6. SELECTED FINANCIAL DATA

FINANCIAL GLOSSARY

Current ratio –

current assets divided by current liabilities.

Total debt to capital ratio –

long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, minority interest and total common shareholders’ equity.

Return on equity –

net earnings divided by average common shareholders’ equity (computed monthly).

Return on investment –

the after-tax amount of earnings from continuing operations before interest and minority interest divided by the average of total assets minus accounts payable and accrued liabilities (computed monthly).

FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)	All periods presented have been restated to reflect the Carter Holt Harvey Limited and the Weldwood of Canada Limited businesses as discontinued operations.

2005:

(b)	Includes restructuring and other charges of $358 million before taxes ($225 million after taxes), including a $274 million charge before taxes ($174 million after taxes) for organizational restructuring and other charges principally associated with the Company’s Transformation Plan, a $57 million charge before taxes ($35 million after taxes) for early extinguishment of debt, and a $27 million charge before taxes ($16 million after taxes) for legal reserves. Also included are a $258 million pre-tax credit ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $4 million credit before taxes ($3 million after taxes) for the net reversal of restructuring reserves no longer required, a pre-tax charge of $111 million ($73 million after taxes) for net losses on sales and impairments of businesses sold or held for sale, and interest income of $54 million before taxes ($33 million after taxes), including $43 million before taxes ($26 million after taxes) related to a settlement with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, and $11 million before taxes ($7 million after taxes) related to the collection of a note receivable from the 2001 sale of a business.

(c)	Includes a gain of $29 million before taxes ($361 million after taxes and minority interest) from the 2005 sale of Carter Holt Harvey Limited.

(d)	Includes a $446 million reduction in the income tax provision, including a reduction of $627 million from a settlement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a charge of $142 million for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004, and $39 million of other tax charges.

2004:

(e)	Includes restructuring and other charges of $166 million before taxes ($103 million after taxes), including a $64 million charge before taxes ($40 million after taxes) for organizational restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt extinguishment costs, and a $10 million charge before taxes ($6 million after taxes) for legal settlements. Also included are pre-tax credits of $123 million ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $36 million credit before taxes ($22 million after taxes) for the net reversal of restructuring reserves no longer required, and a pre-tax charge of $139 million ($125 million after taxes) for net losses on sales and impairments of businesses sold or held for sale.

(f)	Includes a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) from the 2004 sale of the Carter Holt Harvey Tissue business, and a pre-tax charge of $323 million ($711 million after taxes) from the 2004 sale of Weldwood of Canada Limited.

(g)	Includes a $32 million net increase in the income tax provision reflecting an adjustment of deferred tax balances.

2003:

(h)

Includes restructuring and other charges of $286 million before taxes ($180 million after taxes), including a $224 million charge before taxes ($140 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. Also included are a pre-tax charge of $34 million ($33 million after taxes) for net losses on sales and impairments of businesses held for sale, and a credit of $39 million before taxes ($24 million after taxes) for the net reversal of restructuring reserves no longer required.

(i)	Includes a charge of $10 million after taxes for the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $3 million after taxes for the cumulative effect of an accounting change related to the adoption of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

(j)	Includes a $110 million reduction of the income tax provision recorded for significant tax events occurring in 2003.

2002:

(k)	Includes restructuring and other charges of $667 million before taxes ($425 million after taxes), including a $176 million charge before taxes ($121 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $41 million before taxes ($26 million after taxes) for early debt retirement costs. Also included are a credit of $38 million before taxes ($100 million after taxes) to adjust accrued costs of businesses sold or held for sale, and a pre-tax credit of $68 million ($43 million after taxes) for the reversal of 2001 and 2000 reserves no longer required.

(l)	Includes an $893 million charge for the cumulative effect of an accounting change for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(m)	Reflects a decrease of $46 million in income tax provision for a reduction of deferred state income tax liabilities.

2001:

(n)	Includes restructuring and other charges of $1.1 billion before taxes ($749 million after taxes), including an $882 million charge before taxes ($603 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, and a $225 million pre-tax charge ($146 million after taxes) for additional exterior siding legal reserves. Also included are a net pre-tax charge of $629 million ($587 million after taxes) related to dispositions and asset impairments of businesses held for sale, a $42 million pre-tax charge ($28 million after taxes) for Champion merger integration costs, and a $17 million pre-tax credit ($11 million after taxes) for the reversal of excess 2000 and 1999 restructuring reserves.

(o)	Includes an extraordinary pre-tax charge of $73 million ($46 million after taxes) related to the impairment of the Masonite business and the divestiture of the Petroleum and Minerals assets, and a charge of $28 million before taxes ($17 million after taxes) for the cumulative effect of a change in accounting for derivatives and hedging activities.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper’s operating results in 2005 were strongly impacted by significantly higher costs for energy, wood, caustic soda and other raw materials which reduced operating profits compared with 2004 by $586 million. Lower sales volumes were also a negative factor versus 2004 as we took a significant amount of lack-of-order downtime in our U.S. uncoated paper and containerboard mills, and downtime in our Eastern European operations to rebuild paper machines in Poland and Russia to add needed uncoated paper and paperboard capacity. We were able to partially offset some of these negative impacts through operational improvements in our manufacturing operations, improved average pricing for our paper and packaging grades, a more favorable product mix, and higher earnings from forestland and real estate sales.

Looking forward to 2006, we expect operating profits for the first quarter to be flat with the 2005 fourth quarter. Sales volumes should be seasonally slow in the quarter, but should show some improvement as the quarter progresses. Price realizations should also improve as previously announced price increases are implemented. While energy, wood and raw material price movements are mixed, their impact for the quarter is expected to be flat.

However, we see favorable signs of positive momentum for the remainder of 2006. We anticipate that demand in North America for both uncoated paper and industrial packaging products will be stronger, and that we will realize 2005 fourth-quarter and 2006 first-quarter announced price increases. Additionally, operating rates should improve in 2006 reflecting announced industry capacity reductions in uncoated papers and containerboard. We are also starting to see some reductions in natural gas and southern wood costs that, if the trend continues, should benefit operations as the year progresses.

In connection with our overall strategic direction, we are evaluating options for the possible sale or spin-off of certain of our businesses as previously announced in our Transformation Plan, with decisions on certain businesses anticipated during 2006. We also will continue to improve our key operations in North America by realigning our uncoated and packaging mill operations to reduce costs, improve our products and improve our overall profitability.

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

International Paper operates in six segments: Printing Papers, Industrial Packaging, Consumer Packaging, Distribution, Forest Products, and Specialty Businesses and Other.

The following table shows the components of net earnings (loss) for each of the last three years:

In millions	2005	2004	2003
Industry segment operating profits	$1,923	$2,040	$1,734
Corporate items	(597)	(469)	(466)
Corporate special items*	(147)	(142)	(281)
Interest expense, net	(593)	(710)	(705)
Minority interest	(12)	(21)	(80)
Income tax benefit (provision)	285	(242)	56
Discontinued operations	241	(491)	57
Accounting changes	–	–	(13)

Net earnings (loss)	$1,100	$(35)	$302

* Special items include restructuring and other charges, net losses on sales and impairments of businesses held for sale, insurance recoveries and reversals of reserves no longer required.

Industry segment operating profits were $117 million lower in 2005 due principally to the impact of higher energy and raw material costs ($586 million), lower sales volume ($251 million), and unfavorable foreign currency translation rates ($27 million) which more than offset the benefits from higher average prices ($478 million), cost reduction initiatives, improved operating performance and a more favorable product mix ($235 million), and higher earnings from land sales ($158 million). The impact of divestitures ($32 million), principally the Fine Papers and Industrial Papers businesses, and other items ($36 million) also had a negative impact in 2005.

Segment Operating Profit

(in millions)

The principal changes in operating profit by segment were as follows: Printing Papers’ profits were $29 million lower as the impacts of higher energy and raw material costs, lower sales volume and unfavorable foreign currency translation rates more than offset the effects of higher average sales prices, improved sales mix and lower operating and overhead costs. Industrial Packaging’s profits were down by $150 million reflecting higher energy and raw material costs, lower sales volume, an unfavorable mix of products sold and the impact of the sale of the Industrial Papers business. These effects were somewhat offset by benefits from higher sales prices. Consumer Packaging’s profits were $35 million lower as the impacts of higher energy and raw material costs and lower sales volume more than offset contributions from higher sales prices and lower operating and overhead costs. Forest Products’ profits were $134 million higher. Increased earnings from land sales, an improved product mix and lower overhead costs more than offset the effect of higher energy and raw material costs, lower harvest volumes and special items. Distribution’s profits were $3 million lower in 2005 than in 2004.

Corporate items of $597 million of expense in 2005 were higher than the $469 million in 2004 and $466 million in 2003 due to higher pension and supply chain initiative costs and increased inventory-related costs, partially offset by lower overhead costs.

Corporate special items, including restructuring and other charges, losses on sales and impairments of businesses held for sale, insurance recoveries and reversals of reserves no longer required, increased to $147 million from $142 million in 2004, but were lower than the $281 million in 2003. The increase in 2005 versus 2004 reflects an increase in restructuring charges, relating principally to our Transformation Plan, offset by higher insurance recoveries relating to hardboard siding and roofing matters. Compared with 2003, the decrease reflects higher insurance recoveries and lower losses on sales and impairments of businesses held for sale in 2005.

Interest expense, net, of $593 million in 2005 includes a pre-tax credit of $43 million related to an agreement reached with the Internal Revenue Service concerning the Company’s 1997 through 2000 federal income tax audits, and a pre-tax credit of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding these items, interest expense, net, of $647 million decreased from $710 million in 2004 and $705 million in 2003 reflecting lower average debt balances from debt refinancing and repayments in 2004 and 2005.

The 2005 income tax benefit of $285 million includes a $446 million tax benefit related to 2005 tax special items. The $242 million tax provision in 2004 included a $32 million tax provision related to tax special items. The tax benefit of $56 million in 2003 included $110 million of benefits related to special items occurring in 2003. See “Income Taxes” on pages 14 and 15 for a further discussion of these items.

During the 2005 third quarter, International Paper completed the sale of the Carter Holt Harvey Limited business. During 2004, International Paper completed the sale of its Weldwood of Canada Limited business in the fourth quarter. The operating results of these businesses and the gains or losses on the sales are reported in discontinued operations for all periods presented.

Accounting changes included a charge of $13 million in 2003 for the adoption of new accounting pronouncements regarding asset retirement obligations and variable interest entities.

Liquidity and Capital Resources

For the year ended December 31, 2005, International Paper generated $1.5 billion of cash flow from continuing operations, down from $2.1 billion in 2004. Capital spending from continuing operations for the year totaled $1.2 billion, or 84% of depreciation and amortization expense. We repaid approximately $1.7 billion of debt during the year, including various higher coupon rate debt, that will result in lower interest charges in future years. Our liquidity position remains strong, supported by approximately $3.2 billion of unused, committed credit facilities that we believe are adequate to meet future short-term liquidity requirements. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2006 will be to continue to maximize our financial flexibility and preserve liquidity while further reducing our long-term debt as our previously announced Transformation Plan progresses. Capital spending for 2006 is targeted at $1.2 billion, or about 80% of depreciation and amortization.

Transformation Plan

In July 2005, International Paper announced a Transformation Plan to focus on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. In connection with this plan, the Company is exploring strategic alternatives for other businesses including Coated and Supercalendered Papers, Beverage Packaging, Kraft Papers, Arizona Chemical, Wood Products, and segments or potentially all of its 6.5 million acres of U.S. forestlands. This evaluation process is underway, with decisions anticipated for some of these businesses in 2006. While the exact use of any proceeds from potential future sales is dependent upon various factors, the Company remains committed to using its free cash flow in 2006 to pay down debt, to return value to shareholders, and for selective high-return investments.

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

In recent years, the assumption estimates used for pensions have resulted in increases in reported pension charges. Pension expenses for our U.S. plans increased to $243 million in 2005 from $111 million in 2004 due principally to an increase in the amortization of unrecognized actuarial losses and a reduction in the assumed discount rate. A further increase of approximately $130 million is expected in 2006, reflecting a change in the mortality assumption to use a more recent mortality table, an increase in the amortization of unrecognized actuarial losses and a further reduction in the assumed discount rate. Our pension funding policy continues to be to fully fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). Unless changes are made to our funding policy, it is unlikely that any contributions to our U.S. qualified plan will be required in 2006. Funding requirements in later years will depend upon current pending legislation, investment performance and changes in discount rates.

Legal

Payments relating to the hardboard exterior siding class action settlement exceeded our projections for the year, but payments related to the other two class actions continue to be in line with projections made in 2002. The Company settled with all of its insurance carriers, except one, related to the hardboard siding claims, and settled all but one of the small opt-out cases in the linerboard antitrust litigation. Additional information on these and other matters is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

CORPORATE OVERVIEW

While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in the United States, Europe, South America and Asia. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, new home construction and repair and remodeling activity, and movements in currency exchange rates.

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

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2005, and the major factors affecting these results compared to 2004 and 2003.

RESULTS OF OPERATIONS

For the year ended December 31, 2005, International Paper reported net sales of $24.1 billion, compared with $23.4 billion in 2004 and $22.1 billion in 2003. International net sales (including U.S. exports) totaled $5.7 billion, or 24% of total sales in 2005. This compares to international net sales of $5.7 billion in 2004 and $5.4 billion in 2003.

Full year 2005 net income totaled $1.1 billion ($2.21 per share), compared with a net loss of $35 million ($0.07 per share) in 2004 and a net income of $302 million ($0.63 per share) in 2003. Amounts include results of discontinued operations and the cumulative effect of accounting changes.

Earnings from continuing operations in 2005 were $859 million compared with $456 million in 2004 and $258 million in 2003. However, included in earnings from continuing operations in 2005 was an incremental benefit of $497 million compared with 2004 from the special items discussed on pages 15 and 16. Excluding this benefit, earnings in 2005 were $94 million lower than in 2004. This decline was driven by higher energy and raw material costs, lower sales volumes, and higher corporate and other charges, principally pension and supply chain initiative costs, that more than offset the positive effects of higher sales prices, cost reduction initiatives, improved mill operations, increased earnings from land sales and lower interest expense.

See Industry Segment Results on pages 18 through 23 for a discussion of the impact of these factors by segment.

Earnings From Continuing Operations

(after tax, in millions)

The following table presents a reconciliation of International Paper’s net earnings (loss) to its operating profit:

In millions	2005	2004	2003
Net Earnings (Loss)	$1,100	$(35)	$302
Add back (deduct):
Discontinued operations:
Loss (earnings) from operations	120	(130)	(57)
(Gain) loss on sales or impairments	(361)	621	–
Cumulative effect of
accounting changes	–	–	13

Earnings From Continuing Operations	859	456	258
Add back (deduct): Income tax provision (benefit)	(285)	242	(56)
Add back: Minority interest expense, net of taxes	12	26	83

Earnings From Continuing Operations Before Income Taxes and Minority Interest	586	724	285
Interest expense, net	593	710	705
Minority interest included in operations	–	(5)	(3)
Corporate items	597	469	466
Special items:
Restructuring and other charges	298	166	286
Insurance recoveries	(258)	(123)	–
Net losses on sales and impairments of businesses held for sale	111	135	34
Reversals of reserves no longer required, net	(4)	(36)	(39)

	$1,923	$2,040	$1,734

Industry Segment Operating Profit
Printing Papers	$552	$581	$464
Industrial Packaging	230	380	264
Consumer Packaging	126	161	183
Distribution	84	87	80
Forest Products	927	793	720
Specialty Businesses and Other	4	38	23

Total Industry Segment
Operating Profit	$1,923	$2,040	$1,734

Discontinued Operations and Cumulative Effect of Accounting Changes

During the 2005 third quarter, the sale of the Company’s majority share of Carter Holt Harvey Limited (CHH) was completed resulting in a $361 million after-tax gain. This amount, together with an $80 million net charge principally reflecting that portion of a third-quarter agreement reached with the U.S. Internal Revenue Service that relates to CHH, is included in earnings from discontinued operations. In the fourth quarter of 2004, International Paper sold its Weldwood of Canada Limited (Weldwood) business for approximately $1.1 billion. As a result of the sale, a $323 million pre-tax loss on the sale was recorded ($711 million after taxes) as a discontinued operations charge. In the 2004 second quarter, a $90 million after-tax and minority interest discontinued operations gain was recorded from the sale of the Carter Holt Harvey Tissue business.

Prior period results have been restated to present the operating results of these businesses as earnings from discontinued operations, including a net loss of $120 million in 2005, and earnings of $130 million and $57 million in 2004 and 2003, respectively. The $120 million net loss in 2005 includes charges of $98 million for the CHH portion of an audit agreement reached with the U.S. Internal Revenue Service, and charges related to cash repatriations from non-U.S. subsidiaries related to CHH.

Net earnings for 2003 included after-tax charges of $3 million and $10 million for the cumulative effect of accounting changes for the adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” and Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” respectively.

Income Taxes

The Company recorded an income tax benefit for 2005 of $285 million, including a $446 million net tax benefit related to special items, consisting of a tax benefit of $627 million resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a $142 million charge for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004 and $39 million of other tax charges. Excluding the impact of special items, the tax provision was $203 million, or 27.5% of pre-tax earnings before minority interest.

The income tax provision for 2004 was $242 million, or 33% of pre-tax earnings from continuing operations before minority interest. This included a $32 million tax provision related to an adjustment of deferred tax balances. Excluding the impact of special items, the tax provision was $226 million, or 26% of pre-tax earnings before minority interest.

While the Company reported pre-tax income in 2003, a net income tax benefit of $56 million was recorded reflecting decreases totaling $110 million in the provision for income taxes for special items. These included a $60 million reduction in the third quarter reflecting a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits, and a $50 million reduction in the second quarter reflecting a favorable tax audit settlement and benefits from a government sponsored overseas tax program. Excluding the year-to-date tax effects of special items, the effective tax rate for 2003 was 26%.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, decreased to $12 million in 2005 compared with $26 million in 2004 and $83 million in 2003. The decreases in 2005 and 2004 reflect a reduction in minority interest related to preferred securities that were replaced by debt obligations in 2004 and 2003.

Interest expense, net, of $593 million includes a pre-tax credit of $43 million for interest related to the agreement reached with the U.S. Internal Revenue Service concerning the Company’s 1997 through 2000 U.S. federal income tax audits, and a pre-tax credit of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding these items, interest expense, net, of $647 million decreased from $710 million in 2004 and $705 million in 2003 reflecting lower average debt balances and lower interest rates from debt refinancing and repayments in 2005 and 2004.

For the twelve months ended December 31, 2005, corporate items totaled $597 million of expense compared with $469 million in 2004 and $466 million in 2003. The increased expenses in 2005 compared with both 2004 and 2003 are due to higher pension, supply chain initiative and inventory-related costs, offset in part by lower overhead administrative costs. Lower gains from energy hedging transactions were also a factor in 2005 and 2004.

Our supply chain initiative, begun in late 2002, is a corporate-wide project to improve customer service capabilities and implement “best practice” supply chain business processes for order management, supply and demand planning, product scheduling and tracking, transportation and warehousing, and procurement. Expenses related to this program in 2006 should be approximately $50 million above 2005 levels. The associated benefits are reflected in business earnings as the programs are implemented.

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

2005: During 2005, total restructuring and other charges of $358 million before taxes ($225 million after taxes) were recorded. These charges included a $274 million charge before taxes ($174 million after taxes) for organizational restructuring programs, principally costs associated with the Company’s previously announced Transformation Plan, a $57 million charge before taxes ($35 million after taxes) for early debt extinguishment costs and a $27 million charge before taxes ($16 million after taxes) for litigation settlements. Charges of $298 million relating to Corporate programs are included as Corporate items, with $60 million of business-specific charges included in the respective business’s operating results. Earnings also included a $258 million pre-tax credit ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, and a $4 million credit before taxes ($3 million after taxes) for the net reversal of restructuring reserves no longer required. Additionally, included in interest income was a credit of $54 million before taxes ($33 million after taxes), which included $43 million before taxes ($26 million after taxes) related to a settlement with the U.S. Internal Revenue Service, and $11 million before taxes ($7 million after taxes) related to the collection of a note from the 2001 Flexible Packaging business sale.

2004: During 2004, restructuring and other charges before taxes of $166 million ($103 million after taxes) were recorded. These charges included a $64 million charge before taxes ($40 million after taxes) for organizational restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt retirement costs, and a $10 million charge before taxes ($6 million after taxes) for a litigation settlement. Also in 2004, a $123 million credit before taxes ($76 million after taxes) was recorded for insurance recoveries related to the hardboard siding and roofing litigation, and a $36 million credit before taxes ($22 million after taxes) was recorded for the net reversal of restructuring reserves no longer required.

2003: During 2003, restructuring and other charges before taxes of $286 million ($180 million after taxes) were recorded. These charges included a $224 million charge before taxes ($140 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. In addition, a $39 million credit before taxes ($24 million after taxes) was recorded for the net reversal of restructuring reserves no longer required.

A further discussion of restructuring, business improvement and other charges can be found in Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Net Losses on Sales and Impairments of Businesses Held for Sale

Net losses on sales and impairments of businesses held for sale totaled $111 million in 2005, $135 million in 2004 and $34 million in 2003. The principal components of these gains/losses were:

2005: In the 2005 fourth quarter, a pre-tax charge of $46 million ($30 million after taxes) was recorded to write down the assets of the Polyrey business to estimated fair value and to adjust losses on businesses previously sold.

In the third quarter of 2005, charges totaling $5 million before taxes ($3 million after taxes) were recorded for adjustments of losses on businesses previously sold.

During the second quarter of 2005, a net pre-tax credit of $19 million ($12 million after taxes) was recorded including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business, and final charges related to the sale of Fine Papers and Industrial Papers. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net.

During the first quarter of 2005, International Paper announced an agreement to sell its Fine Papers and In dustrial Papers businesses. As a result, a $73 million pre-tax loss ($48 million after taxes) was recorded in the first quarter to write down the net assets of these businesses to their estimated net realizable value. Also in the first quarter of 2005, charges totaling $6 million before taxes ($4 million after taxes) were recorded for adjustments to estimated losses on sales of certain smaller operations.

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

In addition, the 2004 second quarter included a loss of $4 million before taxes ($2 million after taxes) to write down the assets of Food Pack S.A. to their estimated realizable value, which was included in the Consumer Packaging segment.

2003: In the fourth quarter of 2003, International Paper recorded a $34 million pre-tax charge ($34 million after taxes) to write down the assets of its Polyrey business to estimated fair value. In addition, a $13 million pre-tax gain ($8 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold.

Pre-tax charges of $13 million ($7 million after taxes) were recorded in the first three quarters of 2003 to adjust previously estimated gains/losses of businesses previously sold.

Industry Segment Operating Profit

Industry segment operating profits of $1.9 billion in 2005 were slightly lower than $2.0 billion in 2004, but above the $1.7 billion reported in 2003. Significantly higher energy, wood, caustic soda and other raw material costs ($586 million), lower sales volumes including lack-of-order downtime in our U.S. uncoated paper and containerboard mills and downtime in our Eastern European operations to rebuild paper machines in Poland and Russia to add needed uncoated paper and pa -

perboard capacity ($251 million), and the effect of unfavorable foreign currency rates ($27 million) more than offset the favorable effects of higher average prices ($478 million), cost reduction initiatives, improved operating performance and a more favorable product mix ($235 million), and higher earnings from forestland and real estate sales ($158 million).

Lack-of-order downtime in 2005 increased to approximately 830,000 tons, compared with only 70,000 tons in 2004 and 585,000 tons in 2003, as the Company adjusted production in line with customer demand. The 2005 total included approximately 290,000 tons related to uncoated paper machines at our mills in Pensacola, Florida; Jay, Maine; and Bastrop, Louisiana; that were permanently closed in the fourth quarter.

Looking forward to the first quarter of 2006, we expect operating profits to be about flat with the 2005 fourth quarter. Sales volumes should be seasonally slow in the quarter, but should show some improvement as the quarter progresses. Price realizations should also improve as previously announced price increases are implemented. While energy, wood and raw material price movements are mixed, their impact for the quarter is expected to be flat.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and bristols.

Uncoated Papers: This business produces papers for use in desktop and laser copiers and digital imaging printing as well as in advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail publications. Uncoated Papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Great White, Ballet and Rey. The mills producing uncoated papers are located in the United States, Scotland, France, Poland and Russia. These mills have uncoated paper production capacity of approximately 5.4 million tons annually. International Paper sold the Fine Papers business on April 30, 2005. Prior to its sale, they produced papers used in high-

quality text, cover, business correspondence and artist papers and sold under brand names Strathmore and Beckett.

Coated Papers: This business produces coated papers used in a variety of printing and publication end uses such as catalogs, direct mailings, magazines, inserts and commercial printing. Products include coated free sheet, coated groundwood and supercalendered groundwood papers. Production capacity in the United States amounts to approximately 1.9 million tons annually.

Market Pulp: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, southern softwood pulp, as well as northern, southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.6 million tons.

Brazilian Paper: Brazilian operations function through International Paper do Brasil, Ltda and subsidiaries, that own or manage 1.3 million acres of forestlands in Brazil. Our annual production capacity in Brazil is approximately 680,000 tons of coated and uncoated papers. Our uncoated papers are primarily sold under the brand name Chamex. The Company also operates a wood chip business that sells eucalyptus and pine chips and pine timber on a global basis with eucalyptus and pine lumber sold in Brazilian markets.

Industrial Packaging

Industrial Packaging: With production capacity of about 4.8 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Over one-third of our production consists of specialty grades, such as BriteTop. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 67 U.S. container plants. Additionally, we operate two recycled containerboard mills and 33 container plants outside the United States. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. We have the capacity to produce around 515,000 tons of kraft paper each year for use in multi-wall, retail bags and saturated kraft. The Industrial Papers business, which was sold on May 31, 2005, manufactured lightweight and pressure sensitive papers and converted products in four domestic facilities and one in the Netherlands.

Consumer Packaging

Consumer Packaging: International Paper is the world’s largest producer of solid bleached sulfate packaging board with annual U.S. production capacity of about 1.8 million tons. On a global basis, across our businesses we work closely with our customers to understand their needs and create profitable business opportunities sourced from our broad base of packaging solutions: substrates and barrier board technologies combined with our printing expertise, graphics and structural design, filling equipment and service, ASURYS technologies (formerly called Smart Packaging) and marketing services. All are tailored to create packaging that appeals to consumers while building customer brand equity. Our Everest, Fortress and Starcote brands are used in packaging applications for everyday products such as juice, milk, food, cosmetics, pharmaceuticals, computer software and tobacco products. Approximately 32% of our bleached board production is converted into packaging products in our own plants. Our Beverage Packaging business, made up of 17 facilities worldwide, offers complete packaging systems. From paper to filling machines, using proprietary technologies including Tru-Taste brand barrier board technology for premium long-life juices, our expertise is utilized to produce creative customer solutions and value. Shorewood Packaging Corporation utilizes emerging technologies in its 18 facilities worldwide to produce world-class packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals. The Foodservice business offers cups, lids, food containers and plates through three domestic plants and six international facilities.

Distribution

Through xpedx, our North American merchant distribution business, we service the commercial printing market with printing papers and graphic art supplies and equipment, high traffic/away-from-home markets with facility supplies and equipment, and various manufacturers and processors with packaging supplies and equipment. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 125 warehouse locations and 145 retail stores in the United States and Mexico, and xpedx.com, a leading business to business e-commerce site.

Forest Products

Forest Resources: International Paper owns or manages approximately 6.5 million acres of forestlands in the United States, mostly in the South. All lands are independently third-party certified under the operating standards of the Sustainable Forestry Initiative (SFITM ). In 2005, these forestlands supplied about 20% of the wood fiber requirements of our other businesses. Our forestlands are managed as a portfolio to optimize the economic value to our shareholders. Principal revenue-

generating activities include the sale of trees for harvest, the sale of forestlands to investment funds and other buyers for various uses, real estate development and the leasing of our properties for third-party recreational and commercial uses. The mix of these activities varies based on the fiber requirements of our mills and wood products plants, prevailing stumpage prices, supply and demand for forestlands, and market preferences for timber and forestlands. When stumpage prices are depressed relative to land values, forestland sales tend to comprise a larger part of our portfolio mix. Conversely, when stumpage prices are high, stumpage sales may be the best alternative to maximize the value of our forestland holdings.

Wood Products: International Paper owns and operates 25 plants producing lumber, plywood, engineered wood products and utility poles in the southern United States. Through these, we produce approximately 2.5 billion board feet of lumber and 1.6 billion square feet of plywood annually.

Specialty Businesses and Other

Chemicals: Arizona Chemical is a leading producer of specialty resins based on crude tall oil, a byproduct of the wood pulping process. These products, used in adhesives and inks, are made at 11 plants in the United States and Europe.

European Distribution: International Paper exited the European Distribution business with the sale of Papeteries de France in the second quarter of 2005.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

INDUSTRY SEGMENT RESULTS

Printing Papers

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated cut-size products, with changes in white-collar employment levels that affect the usage of copy and laser printer paper. Market pulp is further affected by changes in currency rates that can enhance or disadvantage producers in different geographic regions. Principal cost drivers include manufacturing efficiency and raw material and energy costs.

Printing Papers net sales for 2005 increased 2% from 2004 and 8% from 2003. Operating profits in 2005 were 5% lower than in 2004 but 19% higher than in 2003. Compared with 2004, U.S. coated paper and market pulp earnings improved, but this was offset by earnings declines in U.S. uncoated papers, European Papers and Brazilian Papers. Benefits from improved mill operations and lower overhead costs ($129 million) and higher average sales prices in the United States ($371 million), were more than offset by higher raw material and energy costs ($312 million), increased market related downtime ($187 million) and other items ($30 million). Compared with 2003, higher 2005 earnings in the Brazilian Papers, U.S. coated papers and U.S. market pulp businesses were offset by lower earnings in the U.S. uncoated papers and the European Papers businesses. The Printing Papers segment took 995,000 tons of downtime in 2005, including 540,000 tons of lack-of-order downtime to align production with customer demand. This compared with 525,000 tons of downtime in 2004, of which 65,000 tons related to lack-of-orders.

Printing Papers
In millions	2005	2004	2003
Sales	$7,860	$7,670	$7,280
Operating Profit	$552	$581	$464

Uncoated Papers sales totaled $4.8 billion in 2005 compared with $5.0 billion in 2004 and 2003. Sales price realizations in the United States averaged 4.4% higher in 2005 than in 2004, and 4.6% higher than 2003. Favorable pricing momentum which began in 2004 carried over into the beginning of 2005. Demand, however, began to weaken across all grades as the year progressed, resulting in lower price realizations in the second and third quarters. However, prices stabilized as the year ended. Total shipments for the year were 7.2% lower than in 2004 and 4.2% lower than in 2003. To continue matching our productive capacity with customer demand, the business announced the permanent closure of three uncoated freesheet machines and took significant lack-of-order downtime during the period. Demand showed some improvement toward the end of the year, bolstered by the introduction our new line of vision innovation paper products (VIP TechnologiesTM), with improved brightness and whiteness. Mill operations were favorable compared to last year, and the rebuild of the No. 1 machine at the Eastover, South Carolina mill was completed as planned in the fourth quarter. However, the favorable impacts of improved mill operations and lower overhead costs were more than offset by record high input costs for energy and wood and higher transportation costs compared to 2004. The earnings decline in 2005 compared with 2003 was principally due to lower shipments, higher downtime and increased costs for wood, energy and transportation, partially offset by lower overhead costs and favorable mill operations.

Average sales price realizations for our European operations remained relatively stable during 2005, but averaged 1% lower than in 2004, and 6% below 2003 levels. Sales volumes rose slightly, up 1% in 2005 compared with 2004 and 5% compared to 2003. Earnings were lower than in 2004, reflecting higher wood and energy costs and a compression of margins due to unfavorable foreign currency exchange movements. Earnings were also adversely affected by downtime related to the rebuild of three paper machines during the year.

Coated Papers sales in the United States were $1.6 billion in 2005, compared with $1.4 billion in 2004 and $1.3 billion in 2003. The business reported an operating profit in 2005 versus a small operating loss in 2004. The earnings improvement was driven by higher average sales prices and improved mill operations. Price realizations in 2005 averaged 13% higher than 2004. Higher input costs for raw materials and energy partially offset the benefits from improved prices and operations. Sales volumes were about 1% lower in 2005 versus 2004.

Market Pulp sales from our U.S. and European facilities totaled $757 million in 2005 compared with $661 million and $571 million in 2004 and 2003, respectively. Operating profits in 2005 were up 86% from 2004. An operating loss had been reported in 2003. Higher average prices and sales volumes, lower overhead costs and improved mill operations in 2005 more than offset increases in raw material, energy and chemical costs. U.S. softwood and hardwood pulp prices improved through the 2005 first and second quarters, then declined during the third quarter, but recovered somewhat toward year end. Softwood pulp prices ended the year about 2% lower than 2004, but were 15% higher than 2003, while hardwood pulp prices ended the year about 15% higher than 2004 and 10% higher than 2003. U.S. pulp sales volumes were 12% higher than in 2004 and 19% higher than in 2003, reflecting increased global demand. European pulp volumes increased 15% and 2% compared with 2004 and 2003, respectively, while average sales prices increased 4% and 11% compared with 2004 and 2003, respectively.

Brazilian Paper sales were $684 million in 2005 compared with $592 million in 2004 and $540 million in 2003. Sales volumes for uncoated freesheet paper, coated paper and wood chips were down from 2004, but average price realizations improved for exported uncoated freesheet and coated groundwood paper grades. Favorable currency translation, as yearly average Real exchange rates versus the U.S. dollar were 17% higher in 2005 than in 2004, positively impacted reported sales in U.S. dollars. Average sales prices for domestic uncoated paper declined 4% in local currency versus 2004, while domestic coated paper prices were down 3%. Operating profits in 2005 were down 9% from 2004, but were up 2% from 2003. Earnings in 2005 were negatively impacted by a weaker product and geographic sales mix for both uncoated and coated papers, reflecting increased competition and softer demand, particularly in the printing, commercial and editorial market segments.

Entering 2006, earnings in the first quarter are expected to improve compared with the 2005 fourth quarter due principally to higher average price realizations, reflecting announced price increases. Product demand for the first quarter should be seasonally slow, but is expected to strengthen as the year progresses, supported by continued economic growth in North America, Asia and Eastern Europe. Average prices should also improve in 2006 as price increases announced in late 2005 and early 2006 for uncoated freesheet paper and pulp continue to be realized. Operating rates are expected to improve as a result of industry-wide capacity reductions in 2005. Although energy and raw material costs remain high, there has been some decline in both natural gas and delivered wood costs, with further moderation expected later in 2006. We will continue to focus on further improvements in our global manufacturing operations, implementation of supply chain enhancements and reductions in overhead costs during 2006.

Industrial Packaging

Demand for Industrial Packaging products is closely correlated with non-durable industrial goods production in the United States, as well as with demand for processed foods, poultry, meat and agricultural products. In addition to prices and volumes, major factors affecting the profitability of Industrial Packaging are raw material and energy costs, manufacturing efficiency and product mix.

Industrial Packaging’s net sales for 2005 increased 2% compared with 2004, and were 18% higher than in 2003, reflecting the inclusion of International Paper Distribution Limited (formerly International Paper Pacific Millennium Limited) beginning in August 2005. Operating profits in 2005 were 39% lower than in 2004 and 13% lower than in 2003. Sales volume increases ($24 million), improved price realizations ($66 million), and strong mill operating performance ($27 million) were not enough to offset the effects of increased raw material costs ($103 million), higher market related downtime costs ($50 million), higher converting operating costs ($22 million), and unfavorable mix and other costs ($67 million). Additionally, the May 2005 sale of our Industrial Papers business resulted in a $25 million lower earnings contribution from this business in 2005. The segment took 370,000 tons of downtime in 2005, including 230,000 tons of lack-of-order downtime to balance internal supply with customer demand, compared to a total of 170,000 tons in 2004, which included 5,000 tons of lack-of-order downtime.

Industrial Packaging
In millions	2005	2004	2003
Sales	$4,935	$4,830	$4,170
Operating Profit	$230	$380	$264

Containerboard’s net sales totaled $895 million in 2005, $951 million in 2004 and $815 million in 2003. Soft market conditions and declining customer demand at the end of the first quarter led to lower average sales prices during the second and third quarters. Beginning in the fourth quarter, prices recovered as a result of increased customer demand and a rationalization of supply. Full year sales volumes trailed 2004 levels early in the year, reflecting the weak market conditions in the first half of 2005. However, volumes rebounded in the second half of the year, and finished the year ahead of 2004 levels. Operating profits decreased 38% from 2004, but were flat with 2003. The favorable impacts of increased sales volumes, higher average sales prices and improved mill operating performance were not enough to offset the impact of higher wood, energy and other raw material costs and increased lack-of-order downtime. Implementation of the new supply chain operating model in our containerboard mills during 2005 resulted in increased operating efficiency and cost savings.

Specialty Papers in 2005 included the Kraft Paper business for the full year and the Industrial Papers business for five months prior to its sale in May 2005. Net sales totaled $468 million in 2005, $723 million in 2004 and $690 million in 2003. Operating profits in 2005 were down 23% compared with 2004 and 54% compared with 2003, reflecting the lower contribution from Industrial Papers.

U.S. Converting Operations net sales for 2005 were $2.6 billion compared with $2.3 billion in 2004 and $1.9 billion in 2003. Sales volumes were up 10% in 2005 compared with 2004, mainly due to the acquisition of Box USA in July 2004. Average sales prices in 2005 began the year above 2004 levels, but softened in the second half of the year. Operating profits in 2005 decreased 46% and 4% from 2004 and 2003 levels, respectively, primarily due to increased linerboard, freight and energy costs.

European Container sales for 2005 were $883 million compared with $865 million in 2004 and $801 million in 2003. Operating profits declined 19% and 13% compared with 2004 and 2003, respectively. The increase in sales in 2005 reflected a slight increase in demand over 2004, but this was not sufficient to offset the negative earnings effect of increased operating costs, unfavorable foreign exchange rates and a reduction in average sales prices. The Moroccan box plant acquisition, which was completed in October 2005, favorably impacted fourth-quarter results.

Industrial Packaging’s sales in 2005 included $104 million from International Paper Distribution Limited, our Asian box and containerboard business, subsequent to the acquisition of an additional 50% interest in August 2005.

Entering 2006, Industrial Packaging earnings are expected to improve significantly in the first quarter compared with the fourth quarter 2005. Average price realizations should continue to benefit from price increases announced in late 2005 and early 2006 for linerboard and domestic boxes. Containerboard sales volumes are expected to drop slightly in the 2006 first quarter due to fewer shipping days, but growth is anticipated for U.S. converted products due to stronger demand. Costs for wood, freight and energy are expected to remain stable during the 2006 first quarter, approaching fourth quarter 2005 levels. The continued implementation of the new supply chain model at our mills during 2006 will bring additional efficiency improvements and cost savings. On a global basis, the European Container operating results are expected to improve as a result of targeted market growth and cost reduction initiatives, and we will begin seeing further contributions from our recent Moroccan box plant acquisition and from International Paper Distribution Limited.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, manufacturing efficiency and product mix.

Consumer Packaging’s 2005 net sales of $2.6 billion were flat compared with 2004 and 5% higher compared with 2003. Operating profits in 2005 declined 22% from 2004 and 31% from 2003 as improved price realizations ($46 million) and favorable operations in the mills and converting operations ($60 million) could not overcome the impact of cost increases in energy, wood, polyethylene and other raw materials ($120 million), lack-of-order downtime ($13 million) and other costs ($8 million).

Consumer Packaging
In millions	2005	2004	2003
Sales	$2,590	$2,605	$2,465
Operating Profit	$126	$161	$183

Bleached Board net sales of $864 million in 2005 were up from $842 million in 2004 and $751 million in 2003. The effects in 2005 of improved average price realizations and mill operating improvements were not enough to offset increased energy, wood, polyethylene and other raw material costs, a slight decrease in volume and increased lack-of-order downtime. Bleached board mills took 100,000 tons of downtime in 2005, including 65,000 tons of lack-of-order downtime, compared with 40,000 tons of downtime in 2004, none of which was market related. During 2005, restructuring and manufacturing improvement plans were implemented to reduce costs and improve market alignment.

Foodservice net sales were $437 million in 2005 compared with $480 million in 2004 and $460 million in 2003. Average sales prices in 2005 were up 3%; however, domestic cup and lid sales volumes were 5% lower than in 2004 as a result of a rationalization of our customer base early in 2005. Operating profits in 2005 increased 147% compared with 2004, largely due to the settlement of a lawsuit and a favorable adjustment on the sale of the Jackson, Tennessee bag plant. Excluding unusual items, operating profits were flat as improved price realizations offset increased costs for bleached board and resin.

Shorewood net sales of $691 million in 2005 were essentially flat with net sales in 2004 of $687 million, but were up compared with $665 million in 2003. Operating profits in 2005 were 17% above 2004 levels and about equal to 2003 levels. Improved margins resulting from a rationalization of the customer mix and the effects of improved manufacturing operations, including the successful start up of our South Korean tobacco operations, more than offset cost increases for board and paper and the impact of unfavorable foreign exchange rates in Canada.

Beverage Packaging net sales were $597 million in 2005, $595 million in 2004 and $589 million in 2003. Average sale price realizations increased 2% compared with 2004, principally the result of the pass-through of higher raw material costs, although the implementation of price increases continues to be impacted by competitive pressures. Operating profits were down 14% compared with 2004 and 19% compared with 2003, due principally to increases in board and resin costs.

In 2006, the bleached board market is expected to remain strong, with sales volumes increasing in the first quarter compared with the fourth quarter of 2005 for both folding carton and cup products. Improved price realizations are also expected for bleached board and in our foodservice and beverage packaging businesses, although continued high costs for energy, wood and resin will continue to negatively impact earnings. Shorewood should continue to benefit from strong Asian operations and from targeted sales volume growth in 2006. Capital improvements and operational excellence initiatives undertaken in 2005 should benefit operating results in 2006 for all businesses.

Distribution

Our Distribution business, principally represented by our xpedx business, markets a diverse array of products and supply chain services to customers in many business segments. Customer demand is generally sensitive to changes in general economic conditions, although the commercial printing segment is also dependent on corporate advertising and promotional spending. Distribution earnings and cash flows are generally stable. Providing customers with the best choice and value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics, and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2005	2004	2003
Sales	$6,380	$6,065	$5,860
Operating Profit	$84	$87	$80

Distribution’s 2005 net sales increased 5% from 2004 and 9% from 2003. Operating profits in 2005 were 3% lower than 2004, but were 5% higher than 2003. Sales rose, in part, as a result of higher average sales prices for paper, tissue and packaging products. Sales volumes for packaging and facility supplies increased due to xpedx’s increasing success in positioning itself as a national service provider to other distributors, manufacturers and retailers. While revenues increased in 2005, operating profits decreased, reflecting increased expenses associated with initiatives targeting further penetration of faster-growing market segments and costs of facility realignments to improve the ongoing efficiency of the xpedx distribution system.

The outlook for Distribution for 2006 is favorable. Average sales prices and margins are expected to remain at or above 2005 levels, and additional market penetration is targeted in the printing, manufacturing, redistribution and retail segments. Additional benefits are also expected from prior-year programs to further reduce operating costs.

Forest Products

Forest Products manages approximately 6.5 million acres of forestlands in the United States, and operates wood products plants in the United States that produce lumber, plywood, engineered wood products and utility poles. Forest Resources operating results are largely driven by demand and pricing for softwood sawtimber, and to a lesser extent for softwood pulpwood, by the volume of merchantable timber available to be harvested from Company forestlands, and by demand and pricing for specific forestland tracts offered for sale. Wood Products operating results are driven by new housing starts and repair and remodeling activity. Fiber costs are a major factor in Wood Products profitability.

Forest Products net sales for 2005 were up 7% compared with both 2004 and 2003. Operating profits in 2005 were 17% and 29% higher than in 2004 and 2003, respectively. Earnings in 2005 compared with 2004 reflected higher earnings from forestland and real estate sales ($159 million) and decreased forestland operating expenses ($32 million); partially offset by reduced harvest and recreational income ($12 million), and lower Wood Products earnings ($45 million) due principally to higher raw material costs.

Forest Products
In millions	2005	2004	2003
Sales	$2,575	$2,395	$2,390

Operating Profit:
Forest Resources – Sales of Forestlands	$400	$315	$462
Harvest & Recreational Income	269	281	268
Forestland Expenses	(146)	(178)	(157)
Real Estate Operations	198	124	71
Wood Products	206	251	76

Operating Profit	$927	$793	$720

Forest Resources sales in 2005 were $1.0 billion compared with $900 million in 2004 and $1.1 billion in 2003. Operating profits in 2005 were 33% higher than in 2004 and 12% higher than in 2003, primarily due to higher forestland sales.

Operating profits from stumpage sales and recreational income were $269 million in 2005, compared with $281 million in 2004 and $268 million in 2003. Harvest volumes declined 13% in 2005 compared with 2004, and 20% from 2003, reflecting a lower inventory of mature sawtimber in 2005. Sawtimber prices were up 9% compared to both 2003 and 2004. Operating profits from forestland sales were $400 million in 2005 compared with $315 million in 2004 and $462 million in 2003, reflecting fewer acres sold but higher sales prices per acre. Operating expenses decreased to $146 million in 2005 from $178 million in 2004 and $157 million in 2003, reflecting the effects of restructuring efforts and cost reduction initiatives. Operating profits for the Real Estate division, which principally sells higher-and-better use properties, were $198 million, $124 million and $71 million in 2005, 2004 and 2003, respectively. International Paper monetizes its forest assets in various ways, including sales of short- and long-term harvest rights, on a pay-as-cut or lump-sum, bulk-sale basis, as well as through the sales of timberlands.

For 2006, our harvest is projected to decline 14% due to a lower inventory of mature timber. However, in future years, the harvest profile is expected to improve as timber tracts mature and the benefits of higher yield-per-acre initiatives are realized. Average first-quarter 2006 southern pine pulpwood, pine sawtimber and hardwood pulpwood prices are expected to remain close to fourth-quarter 2005 levels. Forestland sales will continue to be dependent upon various factors including tract location and the level of investor interest.

Wood Products sales in the United States in 2005 of $1.6 billion were up 3% from $1.5 billion in 2004 and 18% from $1.3 billion in 2003. Average price realizations for lumber were up 6% and 21% in 2005 compared with 2004 and 2003, respectively. Lumber sales volumes in 2005 were up 5% versus 2004 and 10% versus 2003. Average sales prices for plywood were down 4% from 2004, but were 15% higher than in 2003. Plywood sales volumes in 2005 were slightly higher than 2004 and 2003. Operating profits in 2005 were 18% lower than 2004, but nearly three times higher than 2003. Lower average plywood prices and higher raw material costs more than offset the effects of higher average lumber prices, volume increases and a positive sales mix. In 2005, log costs were up 9% versus 2004, negatively impacting both plywood and lumber profits. Lumber and plywood operating costs also reflected substantially higher glue and natural gas costs versus both 2004 and 2003.

Looking forward to the first quarter of 2006, a continued strong housing market, combined with low product inventory in the distribution chain, should translate into continued strong lumber and plywood demand. However, a possible softening of housing starts and higher interest rates later in the year could put downward pressure on pricing in the second half of 2006.

Specialty Businesses and Other

The Specialty Businesses and Other segment includes the operating results of Arizona Chemical, European Distribution and, prior to its closure in 2003, our Natchez, Mississippi chemical cellulose pulp mill. Also included are certain divested businesses whose results are included in this segment for periods prior to their sale or closure.

This segment’s 2005 net sales declined 18% and 26% from 2004 and 2003, respectively. Operating profits in 2005 were down substantially from both 2004 and 2003. The decline in sales principally reflects declining contributions from businesses sold or closed. Operating profits were also affected by higher energy and raw material costs in our Chemical business.

Specialty Businesses and Other
In millions	2005	2004	2003
Sales	$915	$1,120	$1,235
Operating Profit	$4	$38	$23

Chemicals sales were $692 million in 2005, compared with $672 million in 2004 and $625 million in 2003. Although demand was strong for most Arizona Chemical product lines, operating profits in 2005 were 84% and 83% lower than in 2004 and 2003, respectively, due to higher energy costs in the U.S, and higher prices and reduced availability for crude tall oil

(CTO). In the United States, energy costs increased 41% compared to 2004 due to higher natural gas prices and supply interruption costs. CTO prices increased 26% compared to 2004, as certain energy users turned to CTO as a substitute fuel for high-cost alternative energy sources such as natural gas and fuel oil. European CTO receipts decreased 30% compared to 2004 due to lower yields following the Finnish paper industry strike and a Swedish storm that limited CTO throughput and corresponding sales volumes.

Other businesses in this operating segment include operations that have been sold, closed, or are held for sale, principally the European Distribution business, the oil and gas and mineral royalty business, Decorative Products, Retail Packaging, and the Natchez chemical cellulose pulp mill. Sales for these businesses were approximately $223 million in 2005 (mainly European Distribution and Decorative Products) compared with $448 million in 2004 (mainly European Distribution and Decorative Products), and $610 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Overview

A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy and raw material costs, do have an effect on operating cash generation, we believe that our strong focus on cost controls has improved our cash flow generation over an operating cycle. As a result, we believe that we are well positioned for improvements in operating cash flow should prices and worldwide economic conditions improve in the future.

As part of our continuing focus on improving our return on investment, we have focused our capital spending on improving our key platform businesses in North America and in geographic areas with strong growth opportunities. Spending levels have been kept below the level of depreciation and amortization charges for each of the last three years, and we anticipate continuing this approach in 2006.

With the low interest rate environment in 2005, financing activities have focused largely on the repayment or refinancing of higher coupon debt, resulting in a net reduction in debt of approximately $1.7 billion in 2005. We plan to continue this program, with additional reductions anticipated as our previously announced Transformation Plan progresses in 2006. Our liquidity position continues to be strong, with approximately $3.2 billion of committed liquidity to cover future short-term cash flow requirements not met by operating cash flows.

Management believes it is important for International Paper to maintain an investment-grade credit rating to facilitate access to capital markets on favorable terms. At December 31, 2005, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) from Standard & Poor’s and Moody’s Investor Services, respectively.

Cash Provided By Operations

Cash provided by continuing operations totaled $1.5 billion for 2005, compared with $2.1 billion in 2004 and $1.5 billion in 2003. The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations adjusted for non-cash items declined by $83 million in 2005 versus 2004. This compared with an increase of $612 million for 2004 over 2003.

Working capital, representing International Paper’s investments in accounts receivable and inventory less accounts payable and accrued liabilities, was $2.6 billion at December 31, 2005. Cash used for working capital components increased by $591 million in 2005, compared with a $86 million increase in 2004 and an $11 million increase in 2003. The increase in 2005 was principally due to a decline in accrued liabilities at December 31, 2005.

Investment Activities

Capital spending from continuing operations was $1.2 billion in 2005, or 84% of depreciation and amortization, comparable to the $1.2 billion, or 87% of depreciation and amortization in 2004, and $1.0 billion, or 74% of depreciation and amortization in 2003.

The following table presents capital spending from continuing operations by each of our business segments for the years ended December 31, 2005, 2004 and 2003.

In millions	2005	2004	2003
Printing Papers	$658	$590	$482
Industrial Packaging	187	179	165
Consumer Packaging	131	205	128
Distribution	9	5	12
Forest Products	121	126	121
Specialty Businesses and Other	31	39	31

Subtotal	1,137	1,144	939
Corporate and other	18	32	54

Total from continuing operations	$1,155	$1,176	$993

We expect capital expenditures in 2006 to be about $1.2 billion, or about 80% of depreciation and amortization. We will continue to focus our future capital spending on improving our key platform businesses in

North America and on investments in geographic areas with strong growth opportunities.

Acquisitions

In October 2005, International Paper acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, for approximately $80 million in cash plus assumed debt of approximately $40 million.

In August 2005, pursuant to an existing agreement, International Paper purchased a 50% third-party interest in IPPM (subsequently renamed International Paper Distribution Limited) for $46 million to facilitate possible further growth in Asian markets. In 2001, International Paper had acquired a 25% interest in this business. The accompanying consolidated balance sheet as of December 31, 2005 includes preliminary estimates of the fair values of the assets and liabilities acquired, including approximately $50 million of goodwill.

In July 2004, International Paper acquired Box USA Holdings, Inc. (Box USA) for approximately $400 million, including the assumption of approximately $197 million of debt, of which approximately $193 million was repaid by July 31, 2004.

Each of the above acquisitions was accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statement of operations from the dates of acquisition.

Financing Activities

2005: Financing activities during 2005 included debt issuances of $1.0 billion and retirements of $2.7 billion, for a net debt and preferred securities reduction of $1.7 billion.

In November and December 2005, International Paper Investments (Luxembourg) S.ar.l., a wholly-owned subsidiary of International Paper, issued $700 million of long-term debt with an initial interest rate of LIBOR plus 40 basis points that can vary depending upon the credit rating of the Company, and a maturity date in November 2010. Additionally, the subsidiary borrowed $70 million under a bank credit agreement with an initial interest rate of LIBOR plus 40 basis points that can vary depending upon the credit rating of the Company, and a maturity date in November 2006.

In December 2005, International Paper used proceeds from the above borrowings, and from the sale of CHH in the third quarter of 2005, to repay approximately $190 million of notes with coupon rates ranging from 3.8% to 10% and original maturities from 2008 to 2029. The remaining proceeds from the borrowings and the CHH sale will be used for further debt reductions in the first quarter of 2006.

Other activities in the fourth quarter of 2005 included the repatriation of $900 million of cash from certain of International Paper’s European and Canadian subsidiaries under the American Jobs Creation Act of 2004. Most of the cash from the repatriation is intended for further debt reduction in 2006.

In September 2005, International Paper used some of the proceeds from the CHH sale to repay the remaining $250 million portion of a subsidiary’s $650 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, and $312 million of commercial paper that had been issued in the same quarter. Other reductions in the third quarter of 2005 included $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity date of September 2005.

In the second quarter of 2005, International Paper repatriated approximately $1.2 billion in cash from certain of its foreign subsidiaries, including amounts under the American Jobs Creation Act of 2004. In June 2005, International Paper repaid approximately $400 million of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007.

In February 2005, the Company redeemed the outstanding $464 million aggregate principal amount of International Paper Capital Trust 5.25% convertible subordinated debentures at 100.5% of par plus accrued interest, and made early payments of approximately $295 million on notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015.

Other financing activity in 2005 included the issuance of approximately 3,006,000 common shares under various incentive plans, including stock option exercises that generated $23 million of cash.

2004: Financing activities during 2004 included debt issuances of $2.5 billion and retirements of $4.2 billion, including repayments of $193 million of debt assumed in the Box USA acquisition in July and approximately $340 million of debt that was reclassified from Minority interest in 2004 prior to repayment. Excluding these repayments, the net reduction in debt during 2004 was approximately $1.0 billion.

In December 2004, Timberlands Capital Corp. II, a former wholly-owned consolidated subsidiary of International Paper, redeemed $170 million of 4.5% preferred securities. In August 2004, International Paper repurchased $168 million of limited partnership interests in Georgetown Equipment Leasing Associates, L.P. and Trout Creek Equipment Leasing, L.P. Both of these securities had been reclassified from Minority interest to

Current maturities of long-term debt prior to their repayment.

Also in August 2004, an International Paper wholly-owned subsidiary issued 500 million euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009.

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

2003: Financing activities during 2003 included debt and preferred security issuances of $2.2 billion and retirements totaling $1.2 billion for a net increase of $1.0 billion. The increase reflects the timing of $1 billion of borrowings in December 2003 used to retire approximately $1 billion of debt in early 2004 as discussed below. Other 2003 financing activity included the redemption of $550 million and the issuance of $150 million of preferred securities of International Paper subsidiaries.

In December 2003, $500 million of 4.25% Senior Unsecured Notes due January 2009, and $500 million of 5.50% Senior Unsecured Notes due January 2014, were issued. In January 2004, the proceeds from these issuances were used to redeem $805 million of 7.875% preferred securities of International Paper Capital Trust III that, prior to July 1, 2003, was a subsidiary of International Paper. The remaining proceeds were used for the repayment or early retirement of other debt.

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

Refinancing of high coupon rate debt in the last three years is one means the Company uses to manage interest expense. Another method is the use of interest rate swaps to change the mix between fixed and variable rate debt. At December 31, 2005, International Paper had entered into interest rate swaps with a total notional amount of $1.7 billion. These swaps reduced 2005 interest expense by $10 million before taxes and minority interest, or 60 basis points, on $1.7 billion of related debt. At December 31, 2005, the swaps reduced the weighted average fixed rate on the debt of 5.5% to an effective rate of 4.9% with maturities ranging from 1 to 11 years.

Dividend payments totaled $490 million in 2005, $485 million in 2004 and $480 million in 2003. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

At December 31, 2005 and 2004, cash and temporary investments totaled $1.6 billion and $2.6 billion, respectively.

Capital Resources Outlook for 2006

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2006 through cash from operations and divestiture proceeds, supplemented as required by its various existing credit facilities. International Paper has approximately $3.2 billion of committed liquidity, which we believe is adequate to cover expected operating cash flow variability during our industry’s economic cycles. This includes a $750 million fully committed bank credit agreement that expires in March 2006, a $1.25 billion fully committed bank credit agreement that expires in March 2009, and up to $1.2 billion of available commercial paper-based financings under a receivables securitization program that expires November 2007. At

December 31, 2005, there were no outstanding borrowings under these agreements.

The Company is currently in the process of refinancing the $750 million bank credit agreement maturing in March 2006 and the $1.25 billion bank credit agreement maturing in March 2009. The new bank credit agreements are expected to consist of a $500 million bank credit agreement with a maturity in March 2007 and a $1.5 billion bank credit agreement with a maturity in March 2011.

Additionally, International Paper Kwidzyn S.A., a wholly-owned foreign subsidiary of International Paper, has a PLN 400 million (approximately $123 million) bank credit agreement that expires in May 2006 with no outstanding borrowings as of December 31, 2005, and International Paper Investments (Luxembourg) S.ar.l., a wholly-owned subsidiary of International Paper, has a $100 million bank credit agreement that expires in November 2006 with $70 million in associated borrowings outstanding as of December 31, 2005.

The Company will continue to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flow or divestiture proceeds. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

The Company was well within the requirements for compliance with all its debt covenants at December 31, 2005. Principal financial covenants include maintenance of a minimum net worth of $9 billion, defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock, plus any goodwill impairment charges, and a maximum total debt to capital ratio, defined as total debt divided by total debt plus net worth, of 60%.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2005, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s and Moody’s Investor Services, respectively. The Company currently has short-term credit ratings by Standard & Poor’s and Moody’s Investor Services of A-3 and P-3, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2005, were as follows:

In millions	2006	2007	2008	2009	2010	Thereafter
Total debt	$1,181	$570	$308	$2,330	$1,534	$6,281
Lease obligations	172	144	119	76	63	138
Purchase obligations (a)	3,264	393	280	240	204	1,238

Total	$4,617	$1,107	$707	$2,646	$1,801	$7,657

(a)	The 2006 amount includes $2.4 billion for contracts made in the ordinary course of business to purchase pulpwood, logs and wood chips. The majority of our other purchase obligations are take-or-pay or purchase commitments made in the ordinary course of business related to raw material purchases and energy contracts. Other significant items include purchase obligations related to contracted services.

TRANSFORMATION PLAN

In July 2005, the Company announced a plan to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The plan also focuses on improving shareholder return through mill realignments in those two businesses, additional cost improvements and exploring strategic options for other businesses, including possible sale or spin-off. In connection with this process, in the third quarter of 2005, the Company completed the sale of its 50.5% interest in Carter Holt Harvey Limited. Other businesses currently under review include:

•	the Coated and Supercalendered Papers business, including the coated groundwood mill and associated assets in Brazil,
•	the Beverage Packaging business, including the Pine Bluff, Arkansas mill,
•	the Kraft Papers business, including the Roanoke Rapids, North Carolina mill,
•	Arizona Chemical,
•	the Wood Products business, and
•	segments or potentially all of the Company’s 6.5 million acres of U.S. forestlands.

Consistent with this evaluation process, the Company has distributed bid package information for some of these businesses. The exact timing of this evaluation process will vary by business; however, it is anticipated that decisions will be made for some of these businesses during 2006. While the exact use of any proceeds from potential future sales is dependent upon various factors affecting future cash flows, such as the amount of any proceeds received and changes in market conditions, input costs and capital spending, the Company remains committed to using its free cash flow in 2006 to pay down debt, to return value to shareholders, and for selective high-return investments.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS Nos. 132 and 132R, “Employers’ Disclosures About Pension and Other Postretirement Benefits,” and SFAS No. 109, “Accounting for Income Taxes.” The following is a discussion of the impact of these accounting policies on International Paper:

Contingent Liabilities. Accruals for contingent liabilities, including legal and environmental matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reserves for projected future claims settlements relating to exterior siding and roofing products previously manufactured by Masonite require judgments regarding projections of future claims rates and amounts. International Paper utilizes an independent third party consultant to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

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

Income Taxes. International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax returns. However, where treatment of an item is uncertain, tax accruals are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter, the results of historical negotiated settlements, and the results of consultations with outside specialists. These accruals are recorded in the accompanying consolidated balance sheet in Other liabilities. Changes to the reserves are only made when an identifiable event occurs that changes the probable outcome, such as settlement with relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.

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

Benefit obligations and fair values of plan assets as of December 31, 2005, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,958	$6,944
U.S. nonqualified pension	320	—
U.S. postretirement	703	—
Non-U.S. pension	276	173
Non-U.S. postretirement	21	—

The table below shows the assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2006	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.75%	8.75%
Rate of compensation increase	3.25%	3.25%	3.25%	3.75%

Additionally, the health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2006	2005	2004
Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2011	2010	2009

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to this yield curve to develop the discount rate.

The expected long-term rate of return on plan assets reflects projected returns for an investment mix determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2006 pension expense by approximately $16 million, while a (decrease) increase of .25% in the discount rate would (increase) decrease pension expense by approximately $27 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $2 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2005	11.7%	2000	(1.4)%
2004	14.1%	1999	21.4%
2003	26.0%	1998	10.0%
2002	(6.7)%	1997	17.2%
2001	(2.4)%	1996	13.3%

The following chart, prepared by International Paper, illustrates the quarterly performance ranking of our pension fund investments compared with approximately 100 other corporate and public pension funds. The peer group, of which International Paper is one, is the “State Street Corporate and Public Master Trusts Universe.”

Pension Fund

Rolling Three-Year Performance vs. Peers

Percentile Ranking (100%=Best)

SFAS No. 87, “Employers’ Accounting for Pensions,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years) to the extent that they are not offset by gains and losses in subsequent years. At December 31, 2005, unrecognized net actuarial losses for International Paper’s U.S. pension plans totaled approximately $3.2 billion. While actual future amortization charges will be affected by future gains/losses, the amortization of cumulative unrecognized losses as of December 31, 2005 is expected to increase U.S. pension expense by approximately $68 million in 2006, while decreasing expense by $24 million and $38 million in 2007 and 2008, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans were as follows:

In millions	2005	2004	2003	2002	2001
Pension expense (income)
U.S. plans (non-cash)	$243	$111	$60	$(75)	$(141)
Non-U.S. plans	15	15	12	9	4
Postretirement expense
U.S. plans	20	53	55	59	56
Non-U.S. plans	3	2	2	2	—

Net expense (income)	$281	$181	$129	$(5)	$(81)

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2005, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2007(a)	2006(a)
Pension expense
U.S. plans (non-cash)	$356	$370
Non-U.S. plans	16	17
Postretirement expense
U.S. plans	19	20
Non-U.S. plans	3	3

Net expense	$394	$410

(a)	Based on 12/31/05 assumptions.

The increases in 2005 and 2004 U.S. pension expense were due to increases in the amortization of unrecognized actuarial losses, reductions in the discount rate, a reduction in the expected long-term rate of return on plan assets, and a reduction in 2004 in the assumed rate of future compensation increase.

For 2006, the Company estimates that it will record net pension expense of approximately $370 million for its U.S. defined benefit plans, with the increase from expense of $243 million in 2005 principally reflecting a change in the mortality assumption to use the Retirement Protection Act 2000 Table (RP-2000) in 2006 versus the Group Annuity Mortality Table 1983 (GAM 83) used in 2005, amortization of unrecognized actuarial losses over a shorter average remaining service period, and a decrease in the assumed discount rate to 5.50% in 2006 from 5.75% in 2005. The estimated 2006 pension expense for our non-U.S. plans is $17 million. Net postretirement benefit costs in 2006 will remain at current levels.

The market value of plan assets for International Paper’s U.S. pension plan at December 31, 2005 totaled approximately $6.9 billion, consisting of approximately 61% equity securities, 28% fixed income securities, and 11% real estate and other assets. Plan assets did not include International Paper common stock.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per IRS tax regulations in the coming years, it is unlikely that any contributions to the plan will be required in 2006 unless investment performance is negative or International Paper changes its funding policy to make contributions above the minimum requirements. The U.S. Congress is currently considering various proposals that would change the minimum funding requirements for qualified defined benefit plans in future years. While the amount of any required contributions after 2006 will depend upon the final rules adopted and other factors, including changes in discount rates and actual plan asset returns, the Company currently estimates that a contribution in 2007 of $40 million to $200 million may be required. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $34 million in 2006.

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

Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” expense for stock options is measured at the grant date based on a computed fair value of options granted, and then charged to expense over the related service period. Had this method of accounting been applied, additional expense of $57 million in 2005, $38 million in 2004, and $44 million in 2003 would have been recorded.

During 2003, the Company decided to eliminate its stock option program for all U.S. employees with the intent of minimizing the use of stock options globally in 2006. In the United States, the stock option program was replaced with a performance-based restricted share program for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the market value and, accordingly, the Company recorded no expense as a result of this action.

At December 31, 2005, 41.6 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share. At December 31, 2004, 45.4 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. No unvested stock options were outstanding as of this date. The Company believes that the adoption will not have a material impact on its consolidated financial statements.

INCOME TAXES

Before minority interest, discontinued operations, extraordinary items and the cumulative effect of accounting changes, the Company’s effective income tax rates were (49)%, 33% and (20%) for 2005, 2004 and 2003, respectively. These effective tax rates include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2005 was 27.5% of pre-tax earnings compared with 29% in 2004 and 19% in 2003. The decrease in the rate in 2005 reflects a higher proportion of earnings in lower tax rate jurisdictions. We estimate that the 2006 effective income tax rate will be approximately 30% based on expected earnings and business conditions, which are subject to change.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of each item.

Accounting Changes and Error Corrections:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

Accounting for Conditional Asset Retirement Obligations:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 refers to the fact that a legal obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation.

International Paper adopted the provisions of this Interpretation in the fourth quarter of 2005 with no material effect on its consolidated financial statements. The Company’s principal conditional asset retirement obligations relate to the potential future closure or redesign of certain of its production facilities. In connection with any such activity, it is possible that the Company may be required to take steps to remove certain materials from the facilities, or to remediate in accordance with federal and state laws that govern the handling of certain hazardous or potentially hazardous materials. Applicable regulations and standards provide that the removal of certain materials would only be required if the facility were to be demolished or underwent major renovations. At this time, any such obligations have an indeterminate settlement date, and the Company believes that adequate information does not exist to apply an expected-present-value technique to estimate any such potential obligations. Accordingly, the Company does not record a liability for such remediation until a decision is made that allows reasonable estimation of the timing of such remediation.

Implicit Variable Interests:

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper applied the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material impact on its consolidated financial statements.

Accounting for Income Taxes:

In December 2004, the FASB issued FSP Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. In 2005, International Paper repatriated approximately $2.1 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. The Company recorded income tax expenses associated with these cash repatriations totaling approximately $142 million for the year ended December 31, 2005.

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards outstanding on its effective date, or awards granted, modified, repurchased or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 123(R) will not have a material impact on its consolidated financial statements. See Notes 1 and 13 of the Notes to Con -

solidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of stock options.

Exchanges of Nonmonetary Assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 153 in 2006 will not have a material impact on its consolidated financial statements.

Inventory Costs:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This Statement requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current- period charges. This Statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 151 in 2006 will not have a material impact on its consolidated financial statements.

Accounting for Medicare Benefits:

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP FAS 106-2 prospectively in the third quarter of 2004. See Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion.

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

International Paper applied FIN 46(R) to its variable interest entities in 2003 and recorded a non-cash, after-tax charge of $3 million as the cumulative effect of this accounting change.

LEGAL PROCEEDINGS

Environmental Matters

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $70 million was spent in 2005 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $121 million in 2006 for similar capital projects, including the costs to comply with the Environmental Protection Agency’s (EPA) Cluster Rule regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2007 is approximately $40 million, and during the year 2008 is approximately $18 million. This reduced capital forecast for 2007 and 2008 reflects the reduction in Cluster Rule spending and completion of significant environmental improvement projects in Brazil.

On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2006. The projected costs included in our spending estimate related to the Cluster Rule regulations for the year 2006 are $56 million. Included in this estimate are costs associated with pulp and paper industry combustion source standards that were issued by the EPA on January 12, 2001. Total projected Cluster Rule costs for 2007 through 2008 are $23 million.

The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost requirements to our expenditure forecast. International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. International Paper has liability for cleanup of hazardous substances at 90 sites. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these proceedings is approximately $50 million.

In addition to the above proceedings, other remediation costs recorded as liabilities in the balance sheet totaled approximately $50 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements. As of February 2006, there were no other pending judicial proceedings brought by government authorities against International Paper for alleged violations of applicable environmental laws or regulations.

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

Litigation

We routinely assess the likelihood of any adverse judgments or outcomes of our litigation matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based largely on those assessments. Ultimately, however, the setting of reserves is based on good faith estimates and judgments which, given the unpredictable nature of litigation, could prove to be inaccurate. As a result, the reserve amounts in any given matter may change at any time in the future due to new unexpected developments. Analysis of our significant litigation activity is discussed below, and further details of these and other litigation matters are discussed in Note 10 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Antitrust Matters

In recent years, several antitrust class action lawsuits have been filed against companies in our industry. Damages sought in these types of actions are often substantial and, even where no wrongdoing has occurred, companies must often settle rather than risk an adverse jury verdict. The Company has been named as a defendant in several of those lawsuits and, in fact, has reached favorable settlements after protracted and expensive litigation. Most recently in 2005, the Company favorably resolved the linerboard antitrust cases which had related to allegations of industry concerted activity in the 1990s.

In light of the Company’s strong commitment to antitrust compliance, and of the cost to defend and resolve these class actions, we have adopted a Code of Business Ethics which applies to employees and executives alike, and we also have strong systems to ensure compliance with antitrust laws, regulations and our own policies. We place a very high priority on training our employees on current antitrust laws around the world and proper conduct under those laws. In this effort, we employ both live and on-line training programs, and the Company’s Antitrust Compliance Manual is required reading for every U.S.-based salaried employee. In addition, the Company has a toll-free hotline which enables employees to make anonymous reports about suspected violation of law or Company policy. This reporting system is also available to the general public with access information publicized on our Internet site. We believe that these efforts, together with strong leadership about the importance of compliance, will minimize the Company’s exposure in this area.

With respect to our one pending antitrust certified class action, the Company believes that it has valid defenses and is vigorously defending these cases.

EFFECT OF INFLATION

While inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, have an impact on the Company’s operating results, changes in general inflation have had minimal impact on our operating results in each of the last three years. Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

FOREIGN CURRENCY EFFECTS

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Brazilian real, the Polish zloty and the Russian ruble.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2005 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was immaterial.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s optimal capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement the optimal capital structure. At December 31, 2005 and 2004, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $8.6 billion and $10.4 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $326 million and $419 million at December 31, 2005 and 2004, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. At December 31, 2005, the net fair value of such outstanding energy hedge contracts was immaterial. At December 31, 2004, there were no outstanding energy hedge contracts.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2005 and 2004, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $211 million and $335 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $20 million and $65 million at December 31, 2005 and 2004, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 34, and under Item 8. Financial Statements and Supplementary Data in Note 13 of the Notes to Consolidated Financial Statements on pages 68 and 69.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

For information about our industry segments, see the “Description of Industry Segments” included on pages 17 and 18 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Capital Spending by Industry Segment is reported on page 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior-year industry segment information has been restated to conform to the 2005 management structure and to reflect the Carter Holt Harvey Limited and Weldwood of Canada Limited businesses as discontinued operations.

INFORMATION BY INDUSTRY SEGMENT

NET SALES

In millions	2005	2004	2003
Printing Papers	$7,860	$7,670	$7,280
Industrial Packaging	4,935	4,830	4,170
Consumer Packaging	2,590	2,605	2,465
Distribution	6,380	6,065	5,860
Forest Products	2,575	2,395	2,390
Specialty Businesses and Other (a)	915	1,120	1,235
Corporate and Intersegment Sales	(1,158)	(1,326)	(1,262)

Net Sales	$24,097	$23,359	$22,138

ASSETS

In millions	2005	2004	2003
Printing Papers	$9,033	$9,171	$8,953
Industrial Packaging	4,259	4,184	3,845
Consumer Packaging	2,647	2,681	2,649
Distribution	1,624	1,515	1,458
Forest Products (b)	2,973	3,068	3,324
Specialty Businesses and Other (a)	652	652	626
Corporate and other (c)	7,583	12,946	14,670

Assets	$28,771	$34,217	$35,525

OPERATING PROFIT

In millions	2005	2004	2003
Printing Papers	$552	$581	$464
Industrial Packaging	230	380	264
Consumer Packaging	126	161	183
Distribution	84	87	80
Forest Products	927	793	720
Specialty Businesses and Other (a)	4	38	23

Operating Profit	1,923	2,040	1,734
Interest expense, net	(593)	(710)	(705)
Minority interest (d)	—	5	3
Corporate items, net	(597)	(469)	(466)
Restructuring and other charges	(298)	(166)	(286)
Insurance recoveries	258	123	—
Reversals of reserves no longer required	4	36	39
Net gains (losses) on sales and impairments of businesses held for sale	(111)	(135)	(34)

Earnings From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Changes	$586	$724	$285

RESTRUCTURING AND OTHER CHARGES

In millions	2005	2004	2003
Printing Papers	$26	$–	$26
Industrial Packaging	4	–	2
Consumer Packaging	1	–	28
Distribution	–	–	7
Forest Products (e)	16	–	31
Specialty Businesses and Other (a)	13	–	69
Corporate	298	166	123

Restructuring and Other Charges	$358	$166	$286

DEPRECIATION AND AMORTIZATION (f)

In millions	2005	2004	2003
Printing Papers	$693	$700	$682
Industrial Packaging	240	241	230
Consumer Packaging	166	164	166
Distribution	19	17	14
Forest Products (g)	101	111	119
Specialty Businesses and Other (a)	31	27	25
Corporate	126	97	111

Depreciation and Amortization	$1,376	$1,357	$1,347

EXTERNAL SALES BY MAJOR PRODUCT

In millions	2005	2004	2003
Printing Papers	$6,971	$6,486	$6,069
Industrial Packaging	4,900	4,617	4,040
Consumer Packaging	2,796	2,715	2,580
Distribution	6,389	6,306	6,191
Forest Products	2,340	2,559	2,522
Other (h)	701	676	736

Net Sales	$24,097	$23,359	$22,138

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
(b)	Includes $2.2 billion, $2.4 billion and $2.6 billion for Forest Resources, and $739 million, $693 million and $710 million for Wood Products, in 2005, 2004 and 2003, respectively.
(c)	Includes corporate assets and assets of discontinued operations.
(d)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

INFORMATION BY GEOGRAPHIC AREA

NET SALES (i)

In millions	2005	2004	2003
United States (j)	$19,886	$19,167	$18,138
Europe	2,809	3,056	2,928
Pacific Rim	328	216	208
Americas, other than U.S.	1,074	920	864

Net Sales	$24,097	$23,359	$22,138

EUROPEAN SALES BY INDUSTRY SEGMENT

In millions	2005	2004	2003
Printing Papers	$1,364	$1,370	$1,291
Industrial Packaging	851	869	804
Consumer Packaging	21	22	18
Distribution	1	2	9
Specialty Businesses and Other (a)	572	793	806

European Sales	$2,809	$3,056	$2,928

LONG-LIVED ASSETS (k)

In millions	2005	2004	2003
United States	$11,218	$11,764	$12,102
Europe	1,474	1,489	1,334
Americas, other than U.S.	875	718	629
Asia	142	114	98
Corporate	282	288	307

Long-Lived Assets	$13,991	$14,373	$14,470

(e)	Includes $10 million for Forest Resources and $6 million for Wood Products in 2005, and $31 million for Wood Products in 2003.
(f)	Includes cost of timber harvested.
(g)	Includes $51 million, $60 million and $74 million for Forest Resources, and $50 million, $50 million and $45 million for Wood Products, in 2005, 2004 and 2003, respectively.
(h)	Includes sales of products not included in our major product lines.
(i)	Net sales are attributed to countries based on location of seller.
(j)	Export sales to unaffiliated customers were $1.5 billion in 2005, $1.5 billion in 2004 and $1.4 billion in 2003.
(k)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

REPORT OF MANAGEMENT ON:

FINANCIAL STATEMENTS

The management of International Paper Company is responsible for the preparation of the consolidated financial statements in this annual report and for establishing and maintaining adequate internal controls over financial reporting. The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. We have formed a Disclosure Committee to oversee this process.

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During their audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of International Paper Company is also responsible for establishing and maintaining adequate internal controls over financial reporting including the safeguarding of assets against unauthorized acquisition, use or disposition. These controls are designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and such asset safeguarding. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance as to such financial statement preparation and asset safeguarding. The system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

International Paper completed the acquisition of a majority share of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, on October 14, 2005. Due to the timing of the acquisition, we have excluded CMCP from our evaluation of the effectiveness of internal controls over financial reporting. For the period ended December 31, 2005, sales and assets of CMCP represented less than 1% of total revenues and less than 1% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their report on management’s assessment and a report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 40 and 41.

INTERNAL CONTROL ENVIRONMENT AND BOARD OF DIRECTORS OVERSIGHT

Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may anonymously report suspected violations of law or International Paper’s policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits with management follow-up.

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of four independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. A copy of the charter will be included in the Company’s Proxy Statement relating to the annual meeting of shareholders in 2006. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2005, including critical accounting policies and significant management judg- ments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

MARIANNE M. PARRS

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, N.Y.

March 2, 2006 – TENTATIVE

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that International Paper Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Compagnie Marocaine des Cartons et des Papiers (CMCP), which was acquired on October 14, 2005, and whose financial statements reflect less than 1% of total assets and total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at CMCP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our reports dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

New York, New York

March 2, 2006 – TENTATIVE

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2005	2004	2003
NET SALES	$24,097	$23,359	$22,138

COSTS AND EXPENSES
Cost of products sold	18,139	17,225	16,443
Selling and administrative expenses	1,876	1,935	1,888
Depreciation, amortization and cost of timber harvested	1,376	1,357	1,347
Distribution expenses	1,087	1,026	954
Taxes other than payroll and income taxes	233	236	235
Restructuring and other charges	358	166	286
Insurance recoveries	(258)	(123)	–
Net losses on sales and impairments of businesses held for sale	111	139	34
Reversals of reserves no longer required, net	(4)	(36)	(39)
Interest expense, net	593	710	705

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	586	724	285
Income tax provision (benefit)	(285)	242	(56)
Minority interest expense, net of taxes	12	26	83

EARNINGS FROM CONTINUING OPERATIONS	859	456	258
Discontinued operations, net of taxes and minority interest	241	(491)	57
Cumulative effect of accounting changes, net of taxes:
Asset retirement obligations	–	–	(10)
Variable interest entities	–	–	(3)

NET EARNINGS (LOSS)	$1,100	$(35)	$302

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$1.77	$0.94	$0.54
Discontinued operations, net of taxes and minority interest	0.49	(1.01)	0.12
Cumulative effect of accounting changes, net of taxes:
Asset retirement obligations	–	–	(0.02)
Variable interest entities	–	–	(0.01)

Net earnings (loss)	$2.26	$(0.07)	$0.63

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$1.74	$0.93	$0.53
Discontinued operations, net of taxes and minority interest	0.47	(1.00)	0.13
Cumulative effect of accounting changes, net of taxes:
Asset retirement obligations	–	–	(0.02)
Variable interest entities	–	–	(0.01)

Net earnings (loss)	$2.21	$(0.07)	$0.63

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED BALANCE SHEET

In millions at December 31	2005	2004
ASSETS
Current Assets
Cash and temporary investments	$1,641	$2,180
Accounts and notes receivable, less allowances of $110 in 2005 and $124 in 2004	2,926	2,743
Inventories	2,434	2,371
Assets of businesses held for sale	14	4,729
Deferred income tax assets	279	410
Other current assets	115	153

Total Current Assets	7,409	12,586

Plants, Properties and Equipment, net	11,801	12,216
Forestlands	2,190	2,157
Investments	625	655
Goodwill	5,043	4,994
Deferred Charges and Other Assets	1,703	1,609

Total Assets	$28,771	$34,217

LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$1,181	$222
Accounts payable	2,085	2,026
Accrued payroll and benefits	425	425
Liabilities of businesses held for sale	36	3,165
Other accrued liabilities	1,117	1,496

Total Current Liabilities	4,844	7,334

Long-Term Debt	11,023	13,632
Deferred Income Taxes	726	1,118
Other Liabilities	3,616	3,691
Minority Interest	211	188
Commitments and Contingent Liabilities – Note 10
Common Shareholders’ Equity
Common stock, $1 par value, 2005 – 490.5 shares, 2004 – 487.5 shares	491	487
Paid-in capital	6,627	6,562
Retained earnings	3,172	2,562
Accumulated other comprehensive loss	(1,935)	(1,357)

	8,355	8,254
Less: Common stock held in treasury, at cost, 2005 – 0.1 shares	4	–

Total Common Shareholders’ Equity	8,351	8,254

Total Liabilities and Common Shareholders’ Equity	$28,771	$34,217

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2005	2004	2003
OPERATING ACTIVITIES
Net earnings (loss)	$1,100	$(35)	$302
Cumulative effect of accounting changes, net of taxes	–	–	13
Discontinued operations, net of taxes and minority interest	(241)	491	(57)

Earnings from continuing operations	859	456	258
Depreciation, amortization and cost of timber harvested	1,376	1,357	1,347
Tax benefit—non-cash settlement of tax audits	(627)	–	–
Deferred income tax benefit, net	(38)	(78)	(336)
Restructuring and other charges	358	166	286
Insurance recoveries	(258)	(123)	–
Payments related to restructuring and legal reserves	(185)	(220)	(252)
Reversals of reserves no longer required, net	(4)	(36)	(39)
Periodic pension expense, net	243	111	60
Proceeds on Maine timberlands transaction	–	242	–
Net losses on sales and impairments of businesses held for sale	111	139	34
Other, net	234	138	182
Changes in current assets and liabilities
Accounts and notes receivable	17	(62)	87
Inventories	(16)	(69)	51
Accounts payable and accrued liabilities	(629)	49	(117)
Other	37	(4)	(32)

Cash provided by operations – continuing operations	1,478	2,066	1,529
Cash provided by operations – discontinued operations	32	322	293

Cash Provided by Operations	1,510	2,388	1,822

INVESTMENT ACTIVITIES
Invested in capital projects
Continuing operations	(1,155)	(1,176)	(993)
Businesses sold and held for sale	(17)	(37)	(38)
Acquisitions, net of cash acquired	(116)	(186)	–
Proceeds from divestitures	1,440	867	71
Other	73	300	(184)

Cash provided by (used for) investment activities – continuing operations	225	(232)	(1,144)
Cash (used for) provided by investment activities – discontinued operations	(218)	287	(123)

Cash Provided by (Used for) Investment Activities	7	55	(1,267)

FINANCING ACTIVITIES
Issuance of common stock	23	164	80
Issuance of debt	968	2,536	2,116
Reduction of debt	(2,670)	(4,219)	(641)
Redemption of preferred securities of a subsidiary	–	–	(550)
Change in book overdrafts	4	(145)	104
Dividends paid	(490)	(485)	(480)
Sale of minority interest	–	–	150
Other	(40)	(68)	7

Cash (used for) provided by financing activities – continuing operations	(2,205)	(2,217)	786
Cash used for financing activities – discontinued operations	(172)	(218)	(195)

Cash (Used For) Provided By Financing Activities	(2,377)	(2,435)	591

Effect of Exchange Rate Changes on Cash – Continuing Operations	(90)	111	74
Effect of Exchange Rate Changes on Cash – Discontinued Operations	(5)	114	69

Change in Cash and Temporary Investments	(955)	233	1,289
Cash and Temporary Investments
Beginning of the year	2,596	2,363	1,074

End of the year	1,641	2,596	2,363
Less – Cash, End of Year – Discontinued Operations	–	(416)	(105)

Cash, End of Year – Continuing Operations	$1,641	$2,180	$2,258

Certain prior-year amounts have been reclassified to separately disclose the operating, investing and financing portions of cash flows attributable to discontinued operations.

The accompanying notes are an integral part of these financial statements.

International Paper Company

INTERNATIONAL PAPER

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

In millions, except share and per share amounts in thousands
	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock		Total Common Shareholders' Equity
	Shares	Amount				Shares	Amount

BALANCE, JANUARY 1, 2003	484,760	$485	$6,493	$3,260	$(2,645)	5,680	$219	$7,374
Issuance of stock for various plans, net	402	–	7	–	–	(2,725)	(105)	112
Repurchase of stock	–	–	–	–	–	713	26	(26)
Cash dividends – Common stock ($1.00 per share)	–	–	–	(480)	–	–	–	(480)
Comprehensive income (loss):
Net earnings	–	–	–	302	–	–	–	302
Minimum pension liability adjustment:
U.S. plans (less tax of $94)	–	–	–	–	150	–	–	150
Non-U.S. plans (less tax of $2)	–	–	–	–	(4)	–	–	(4)
Change in cumulative foreign currency translation adjustment (less tax of $51)	–	–	–	–	808	–	–	808
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $38)	–	–	–	–	66	–	–	66
Less: Reclassificaton adjustment for gains included in net income (less tax of $36)	–	–	–	–	(65)	–	–	(65)

Total comprehensive income								1,257

BALANCE, DECEMBER 31, 2003	485,162	485	6,500	3,082	(1,690)	3,668	140	8,237
Issuance of stock for various plans, net	2,333	2	62	–	–	(3,652)	(140)	204
Cash dividends – Common stock ($1.00 per share)	–	–	–	(485)	–	–	–	(485)
Comprehensive income (loss):
Net loss	–	–	–	(35)	–	–	–	(35)
Minimum pension liability adjustment:
U.S. plans (less tax of $20)	–	–	–	–	33	–	–	33
Non-U.S. plans (less tax of $5)	–	–	–	–	1	–	–	1
Change in cumulative foreign currency translation adjustment (less tax of $17)	–	–	–	–	255	–	–	255
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $19)	–	–	–	–	70	–	–	70
Less: Reclassificaton adjustment for gains included in net income (less tax of $13)	–	–	–	–	(26)	–	–	(26)

Total comprehensive income								298

BALANCE, DECEMBER 31, 2004	487,495	487	6,562	2,562	(1,357)	16	–	8,254
Issuance of stock for various plans, net	3,006	4	65	–	–	96	4	65
Cash dividends – Common stock ($1.00 per share)	–	–	–	(490)	–	–	–	(490)
Comprehensive income (loss):
Net earnings	–	–	–	1,100	–	–	–	1,100
Minimum pension liability adjustment:
U.S. plans (less tax of $189)	–	–	–	–	(304)	–	–	(304)
Non-U.S. plans (less tax of $5)	–	–	–	–	(1)	–	–	(1)
Change in cumulative foreign currency translation adjustment (less tax of $22)	–	–	–	–	(251)	–	–	(251)
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $14)	–	–	–	–	46	–	–	46
Less: Reclassificaton adjustment for gains included in net income (less tax of $30)	–	–	–	–	(68)	–	–	(68)

Total comprehensive income								522

BALANCE, DECEMBER 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351

(1)	The cumulative foreign currency translation adjustment (in millions) was $(280), $(29) and $(284) at December 31, 2005, 2004 and 2003, respectively, and is included as a component of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

International Paper is a global forest products, paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, South America and Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies are accounted for by the equity method, including companies owned 20% to 50%. International Paper’s share of affiliates’ earnings totaled $17 million, $14 million and $4 million in 2005, 2004 and 2003, respectively.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs, such as freight to our customers’ destinations, are included in distribution expenses in the consolidated statement of operations. When shipping and handling costs are included in the sales price charged for our products, they are recognized in net sales.

ANNUAL MAINTENANCE COSTS

Annual maintenance costs for major planned maintenance shutdowns (in excess of $1 million) are expensed ratably over the year in which the maintenance shutdowns occur since the Company believes that operations benefit throughout the year from the maintenance work performed. These costs, including manufacturing variances and out-of-pocket costs that are directly related to the shutdown, are fully expensed in the year of the shutdown, with no amounts remaining deferred at year-end. Other maintenance costs are expensed as incurred.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost, which approximates market.

INVENTORIES

Inventories are valued at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials, finished lumber and panels and finished pulp and paper products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for major pulp and paper mills and certain wood products facilities, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates are, for buildings – 2 1/2% to 8 1/2%, and, for machinery and equipment – 5% to 33%.

FORESTLANDS

At December 31, 2005, International Paper and its subsidiaries owned or managed about 6.5 million acres of forestlands in the United States, 1.3 million acres in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years, and are stated at cost, less cost of timber harvested (COTH). Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

GOODWILL

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment, while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to business segments. Annual testing for possible goodwill impairment is performed as of the end of the third quarter of each year. No impairment charges were recorded in 2005 or 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value.

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

International Paper records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax returns. However, where treatment of an item is uncertain, tax accruals are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter, the results of historical negotiated settlements, and the results of consultations with outside specialists. These accruals are recorded in the accompanying consolidated balance sheet in Other liabilities. Changes to the reserves are only made when an identifiable event occurs that changes the probable outcome, such as a settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, a change in tax laws, or a recent court case that addresses the matter.

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

Had compensation cost for International Paper’s stock-based compensation programs been determined consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, its net earnings, earnings per common share and earnings per common share – assuming dilution would have been reduced to the pro forma amounts indicated in the following table:

In millions, except per share amounts	2005	2004	2003
Net Earnings (Loss)
As reported	$1,100	$(35)	$302
Pro forma	1,043	(73)	258
Earnings (Loss) Per Common Share
As reported	$2.26	$(0.07)	$0.63
Pro forma	2.15	(0.15)	0.54
Earnings (Loss) Per Common Share assuming dilution
As reported	$2.21	$(0.07)	$0.63
Pro forma	2.10	(0.15)	0.54

The effect on 2005, 2004 and 2003 pro forma net earnings, earnings per common share and earnings per common share – assuming dilution of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and decreases in the number of options outstanding due to the elimination of the Company’s stock option program for all U.S. employees in 2005.

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

ASSET RETIREMENT OBLIGATIONS

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper’s asset retirement obligations under this standard relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior-year amounts to conform to the current year presentation. Certain prior-year amounts in the Consolidated Statement of Cash Flows have been reclassified to separately disclose the operating, investing and financing portions of cash flows attributable to discontinued operations.

NOTE  2 EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations before the cumulative effect of accounting changes are computed by dividing earnings from continuing operations before the cumulative effect of accounting changes by the weighted average number of common shares outstanding. Earnings per common share from continuing operations before the cumulative effect of accounting changes, assuming dilution, were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each year. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive.

A reconciliation of the amounts included in the computation of earnings per common share from continuing operations before the cumulative effect of accounting changes, and earnings per common share from continuing operations before the cumulative effect of accounting changes, assuming dilution, is as follows:

In millions, except per share amounts	2005	2004	2003
Earnings from continuing operations before the cumulative effect of accounting changes	$859	$456	$258
Effect of dilutive securities	27	–	–

Earnings from continuing operations before the cumulative effect of accounting changes—assuming dilution	$886	$456	$258

Average common shares outstanding	486.0	485.8	479.6
Effect of dilutive securities
Restricted shares	0.8	–	–
Stock options	2.9	2.6	1.5
Contingently convertible debt	20.0	–	–

Average common shares outstanding— assuming dilution	509.7	488.4	481.1

Earnings per common share from continuing operations before the cumulative effect of accounting changes	$1.77	$0.94	$0.54

Earnings per common share from continuing operations before the cumulative effect of accounting changes—assuming dilution	$1.74	$0.93	$0.53

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE  3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2005, 2004 and 2003 is presented on pages 36 and 37.

NOTE  4 RECENT ACCOUNTING DEVELOPMENTS

ACCOUNTING CHANGES AND ERROR CORRECTIONS:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS:

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 refers to the fact that a legal obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation.

International Paper adopted the provisions of this Interpretation in the fourth quarter of 2005 with no material affect on its consolidated financial statements. The Company’s principal conditional asset retirement obligations relate to the potential future closure or redesign of certain of its production facilities. In connection with any such activity, it is possible that the Company may be required to take steps to remove certain materials from the facilities, or to remediate in accordance with federal and state laws that govern the handling of certain hazardous or potentially hazardous materials. Applicable regulations and standards provide that the removal of certain materials would only be required if the facility were to be demolished or underwent major renovations. At this time, any such obligations have an indeterminate settlement date, and the Company believes that adequate information does not exist to apply an expected-present-value technique to estimate any such potential obligations. Accordingly, the Company does not record a liability for such remediation until a decision is made that allows reasonable estimation of the timing of such remediation.

IMPLICIT VARIABLE INTERESTS:

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper applied the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material affect on its consolidated financial statements.

ACCOUNTING FOR INCOME TAXES:

In December 2004, the FASB issued FSP Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. In 2005, International Paper repatriated $2.1 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. International Paper recorded income tax expenses associated with these cash repatriations totaling approximately $142 million for the year ended December 31, 2005.

SHARE-BASED PAYMENT TRANSACTIONS:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 123(R) in 2006 will not have a material impact on its consolidated financial statements. See Notes 1 and 17 for a further discussion of stock options.

EXCHANGES OF NONMONETARY ASSETS:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” that replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

International Paper believes that the adoption of SFAS No. 153 in 2006 will not have a material impact on its consolidated financial statements.

INVENTORY COSTS:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This Statement requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This Statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. International Paper believes that the adoption of SFAS No. 151 in 2006 will not have a material impact on its consolidated financial statements.

ACCOUNTING FOR MEDICARE BENEFITS:

In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP FAS 106-2 prospectively in the third quarter of 2004. See Note 16 for a further discussion.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES:

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation changed existing consolidation rules for certain entities, those in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance the entity’s activities without additional subordinated financial support. International Paper applied FIN 46(R) to its variable interest entities in 2003 and, consequently, recorded a non-cash, after-tax charge of $3 million as the cumulative effect of an accounting change.

NOTE 5 ACQUISITIONS

On July 1, 2004, International Paper completed the acquisition of Box USA Holdings, Inc. (Box USA). The operating results of Box USA are included in the accompanying consolidated financial statements from that date. International Paper acquired all of the outstanding common and preferred stock of Box USA for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA’s controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, approximately $193 million of which was repaid by July 31, 2004.

The note payable is required to be paid unless claims for indemnification are offset against the note. Subsequent claims for indemnification totaling $5.5 million reduced the note payable to $9.5 million plus interest payable. The first installment of $3 million plus interest was paid in the third quarter of 2005. The remaining installments to be paid are $2 million in 2006 and $4.5 million in 2009, subject to any additional claims for indemnification.

The following table summarizes the assets and liabilities assumed at the date of the Box USA acquisition:

In millions	July 1, 2004
Current assets	$98
Property, plant and equipment, net	90
Goodwill	260
Other assets	51

Total assets acquired	499

Current liabilities	97
Debt	197
Other liabilities	6

Total liabilities assumed	300

Net assets acquired	$199

The following unaudited pro forma information for the years ended December 31, 2004 and 2003, presents the combined results of the continuing operations of International Paper and Box USA as if the acquisition had occurred as of January 1, 2003. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2003, nor is it necessarily indicative of future results.

In millions, except per share amounts, for the years ended December 31,	2004	2003
Net sales	$23,613	$22,631
Earnings from continuing operations	461	263
Net (loss) earnings	(30)	307
Earnings from continuing operations per common share	0.94	0.55
Net (loss) earnings per common share – assuming dilution	(0.06)	0.64

OTHER ACQUISITIONS:

In October 2005, International Paper acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, for approximately $80 million in cash plus assumed debt of approximately $40 million.

In 2001, International Paper and Carter Holt Harvey Limited (CHH) each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). IPPM is a Hong Kong-based distribution and packaging company with operations in China and other Asian countries. On August 1, 2005, pursuant to an existing agreement, International Paper purchased a 50% third-party interest in IPPM (now renamed International Paper Distribution Limited) for $46.1 million to facilitate possible further growth in Asia.

The financial position and results of operations of these two acquisitions have been included in International Paper’s consolidated financial statements from the dates of acquisition in 2005. The accompanying consolidated balance sheet as of December 31, 2005 includes preliminary estimates of the fair values of the assets and liabilities acquired, including approximately $50 million of goodwill.

NOTE 6 RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

This footnote discusses restructuring, business improvement and other charges recorded for each of the three years included in the period ended December 31, 2005. It includes a summary of activity for each year, a roll forward associated with severance and other cash costs arising in each year, a table presenting details of the 2005 and 2004 organizational restructuring programs, and tables showing quarterly charges by business along with explanations for 2003.

2005: During 2005, restructuring and other charges before taxes of $358 million ($225 million after taxes) were recorded. Included in this charge were a pre-tax charge of $274 million ($174 million after taxes) for organizational restructuring programs, principally costs associated with the Company’s previously announced Transformation Plan, a pre-tax charge of $57 million ($35 million after taxes) for losses on early extinguishment of debt, and a $27 million pre-tax charge ($16 million after taxes) for legal reserves. Also recorded were pre-tax credits of $258 million ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 10) and a $4 million pre-tax credit ($3 million after taxes) for the net adjustment of previously provided reserves. In addition, a $446 million net reduction of the income tax provision was recorded, including a credit of $627 million from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a $142 million charge related to cash repatriations from non-U.S. subsidiaries, and $39 million of other tax charges. Interest expense, net, also includes a $43 million pre-tax credit ($26 million after taxes) relating to the tax audit agreement.

The following table presents a detail of the $274 million corporate-wide organizational restructuring charge by business:

In millions	Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$17	(a)	$17	(c)	$150	(e)	$184
Industrial Packaging	–		4		10		14
Consumer Packaging	–		1		1		2
Forest Products	14	(b)	2		14	(f)	30
Distribution	–		–		4		4
Specialty Businesses and Other	–		13	(d)	–		13
Corporate	–		7		20	(g)	27

	$31		$44		$199		$274

(a)	Includes charges for severance and other charges for the indefinite shutdown of three U.S. paper machines.
(b)	Includes charges associated with the relocation of the Forest Products headquarters from Savannah, Georgia to Memphis, Tennessee.
(c)	Includes $6 million of additional severance charges related to the indefinite shutdown of the three U.S. paper machines.
(d)	Represents charges related to the shutdown of a plant in Norway.
(e)	Includes charges of $50 million related to the shutdown of paper machines at Jay, Maine, Bastrop, Louisiana, and Pensacola, Florida, and a charge of $95 million to write down the assets of the Bastrop, Louisiana mill to their estimated net realizable value of $105 million.
(f)	Includes $10 million of charges related to the closure of the Joplin, Missouri facility, and $2 million of charges related to the relocation of the Forest Products headquarters from Savannah, Georgia to Memphis, Tennessee.
(g)	Includes $2 million of charges related to the relocation of International Paper’s headquarters from Stamford, Connecticut to Memphis, Tennessee, and $12 million of transformation costs.

The following table presents the components of the organizational restructuring charge discussed above:

In millions	Asset Write- downs	Severance and Other	Total
Printing Papers	$153	$31	$184
Industrial Packaging	4	10	14
Consumer Packaging	–	2	2
Forest Products	6	24	30
Distribution	–	4	4
Specialty Businesses and Other	7	6	13
Corporate	–	27	27

	$170	$104	$274

The following table presents a roll forward of the severance and other costs included in the 2005 restructuring plans:

In millions	Severance and Other
Opening Balance (second quarter 2005)	$29
Additions (third quarter 2005)	25
Additions (fourth quarter 2005)	50
2005 Activity
Cash charges	(54)
Reclassifications:
Pension and postretirement curtailments and special termination benefits	(10)

Balance, December 31, 2005	$40

The severance charges recorded in 2005 related to 855 employees. As of December 31, 2005, 661 employees had been terminated.

2004: During 2004, restructuring and other charges before taxes of $166 million ($103 million after taxes) were recorded. These charges included a $64 million charge before taxes ($40 million after taxes) for a corporate-wide organizational restructuring program, a $92 million charge before taxes ($57 million after taxes) for losses on early extinguishment of debt and a $10 million charge before taxes ($6 million after taxes) for legal settlements. In addition, credits of $123 million before taxes ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and $36 million before taxes ($22 million after taxes) for the net reversal of restructuring reserves no longer needed were recorded. Also, a $32 million charge was recorded for an adjustment of deferred tax balances.

The following table presents a detail of the $64 million corporate-wide organizational restructuring program charge in 2004, by business:

In millions	First Quarter	Second Quarter	Third Quarter	Total
Printing Papers	$1	$1	$5	$7
Industrial Packaging	1	1	5	7
Consumer Packaging	4	2	1	7
Forest Products	4	1	–	5
Distribution	2	2	3	7
Specialty Businesses and Other	–	11	–	11
Administrative Support Groups	2	14	4	20

	$14	$32	$18	$64

The following table presents a roll forward of the severance and other costs included in the 2004 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2004)	$14
Additions (second quarter 2004)	32
Additions (third quarter 2004)	18
2004 Activity
Cash charges	(42)
Reclassifications:
Pension and postretirement curtailments and special termination benefits	(22)

Balance, December 31, 2004	$–

The severance charges recorded in 2004 related to 744 employees. As of December 31, 2004, 616 employees had been terminated and 128 employees retained. Actual pension and postretirement costs exceeded estimates despite the lower number of employees terminated.

2003: During 2003, restructuring and other charges of $286 million before taxes ($180 million after taxes) were recorded. These charges included a $224 million charge before taxes ($140 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. In addition, a $39 million credit before taxes ($24 million after taxes) was recorded for the net reversal of restructuring reserves no longer required.

The $224 million charge in 2003 for the asset shutdowns of excess internal capacity and cost reduction actions consisted of a $80 million charge in the fourth quarter, a $71 million charge in the third quarter, a $51 million charge in the second quarter, and a $22 million charge in the first quarter. The fourth-quarter charge included $45 million of asset write-downs and $35 million of severance and other charges. The third-quarter charge included $9 million of asset write-downs and $62 million of severance and other charges. The second-quarter charge consisted of $16 million of asset write-downs and $35 million of severance and other charges. The first-quarter charge included $2 million of asset write-downs and $20 million of severance and other charges.

The following table and discussion present details related to the 2003 fourth-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total
Printing Papers	(a)	$19	$2	$21
Consumer Packaging	(b)	16	6	22
Forest Products	(c)	10	1	11
Distribution	(d)	–	3	3
Administrative Support Groups	(e)	–	23	23

		$45	$35	$80

(a)	The Printing Papers business recorded a charge of $5 million to write off certain assets at the Courtland, Alabama and Franklin, Virginia mills. Management also approved a $14 million charge to write down the assets of the Maresquel, France mill to its net realizable value of approximately $5 million. The Printing Papers business also recorded a charge of $2 million for severance costs relating to 42 employees associated with a manufacturing excellence program.
(b)	The Consumer Packaging business recorded an additional charge of $22 million in conjunction with the closure of the Rolark manufacturing facility in Toronto, Canada, and a rationalization plan implemented in the second quarter of 2003. Closure costs for Rolark consisted of an $8 million charge to write down assets to their salvage value, $3 million of severance costs covering the termination of 178 employees and other exit costs of $1 million. The charge also included an additional provision for the previously implemented commercial business rationalization initiative. These charges included $8 million to write down assets to their salvage value and $2 million of severance costs covering the termination of 153 employees.
(c)	The Forest Products business approved plans in the fourth quarter of 2003 to shut down the Tuskalusa lumber mill in Moundville, Alabama. Operations at this mill had been temporarily ceased in the second quarter of 2003. Charges associated with this shutdown included $10 million of asset write-downs to salvage value and $1 million of other exit costs.
(d)	The Distribution business (xpedx) recorded a charge of $3 million to cover lease termination costs related to the Nationwide San Francisco, California facility that was vacated in the fourth quarter of 2003.
(e)	During the fourth quarter of 2003, International Paper implemented the second phase of the previously announced Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $23 million of severance costs covering the termination of 557 employees. The $23 million charge included: Printing Papers – $6 million; Industrial and Consumer Packaging – $7 million; Forest Products – $5 million; Specialty Businesses and Other – $1 million; and Corporate – $4 million.

The following table and discussion present details related to the 2003 third-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total
Administrative Support Groups	(a)	$–	$38	$38
Specialty Businesses and Other	(b)	9	24	33

		$9	$62	$71

(a)	During the third quarter of 2003, International Paper implemented the initial phase of an Overhead Reduction Program to improve competitive performance. Charges associated with this initiative included $37 million of severance costs covering the termination of 744 employees and other cash costs of $1 million. The $38 million charge included: Printing Papers – $12 million; Industrial and Consumer Packaging – $11 million; Distribution – $2 million; Forest Products – $6 million; Specialty Businesses – $2 million; and Corporate – $5 million.
(b)	Specialty Businesses recorded an additional charge of $33 million in connection with the July 15, 2003 shutdown of the Natchez, Mississippi mill. The charge included $9 million of asset write-downs to salvage value, $1 million of severance costs covering the termination of 20 employees, $20 million of environmental closure costs and other cash costs of $3 million.

The following table and discussion present details related to the 2003 second-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total
Printing Papers	(a)	$3	$2	$5
Consumer Packaging	(b)	–	6	6
Forest Products	(c)	13	7	20
Distribution	(d)	–	4	4
Specialty Businesses and Other	(e)	–	16	16

		$16	$35	$51

(a)	The Printing Papers business recorded a charge of $2 million for severance costs relating to 19 employees associated with an organizational restructuring initiative. The business also recorded an additional charge of $3 million to write off obsolete equipment.
(b)	The Consumer Packaging business implemented a rationalization plan at the Clifton and Englewood, New Jersey plants as a result of increased competition and slowing growth rates in key market segments. Management also approved a plan to exit leased space at the Montvale, New Jersey office in connection with the realignment of the Beverage Packaging and Foodservice businesses. Additionally, the Consumer Packaging business initiated an organizational restructuring program at several of its Bleached Board facilities. Charges associated with the programs included $2 million to cover the termination of 79 employees, lease termination costs of $3 million, and other cash costs of $1 million.
(c)	The Forest Products business approved plans to shut down the Springhill, Louisiana lumber facility and the Slaughter Industries Distribution Center in Portland, Oregon, and to temporarily cease operations at the Tuskalusa lumber mill in Moundville, Alabama. Charges associated with the shutdowns included $12 million of asset write-downs to salvage value at Springhill and Slaughter, $5 million of severance costs covering the termination of 198 employees at all three facilities, and $1 million of other exit costs. Management also approved the closure of the Madison, New Hampshire lumber mill. Charges associated with this plan included $1 million to write down assets to their net realizable value and other cash costs of $1 million.
(d)	The Distribution business (xpedx) recorded a severance charge of $4 million covering the termination of 176 employees in a continuing effort to consolidate duplicative facilities and reduce ongoing operational expenses.
(e)	Specialty Businesses recorded a severance charge of $16 million associated with the termination of 447 employees in connection with the July 15th shutdown of the Natchez, Mississippi mill.

The following table and discussion present details related to the 2003 first-quarter charge:

In millions		Asset Write- downs	Severance and Other	Total
Industrial Packaging	(a)	$–	$2	$2
Specialty Businesses and Other	(b)	2	18	20

		$2	$20	$22

(a)	The Industrial Packaging business implemented a plan to reorganize the Creil and Mortagne locations in France into a single complex. Charges associated with the reorganization included $1 million for severance costs covering the termination of 31 employees and other cash costs of $1 million.
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

The following table presents a roll forward of the severance and other costs included in the 2003 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2003)	$20
Additions (second quarter 2003)	35
Additions (third quarter 2003)	62
Additions (fourth quarter 2003)	35
2003 Activity
Cash charges	(64)
Reclassifications:
Pension and postretirement curtailments and special termination benefits	(4)
Reversals of reserves no longer required	(3)
2004 Activity
Cash charges	(57)
Reclassifications:
Pension and postretirement curtailments and special termination benefits	(9)
Environmental	(13)
Reversals of reserves no longer required	(2)

Balance, December 31, 2004	$–

The severance charges recorded in the first, second, third and fourth quarters of 2003 related to 2,966 employees. As of December 31, 2004, 2,955 employees had been terminated and 11 employees retained.

NOTE 7 BUSINESSES HELD FOR SALE AND DIVESTITURES

DISCONTINUED OPERATIONS:

In the third quarter of 2005, International Paper completed the sale of its 50.5% interest in CHH to Rank Group Investments Ltd. for approximately U.S. $1.14 billion to be used principally to reduce debt. The pre-tax gain on the sale of $29 million ($361 million after taxes and minority interest), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Additionally, in May 2004, CHH sold its Tissue business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” International Paper has restated all prior periods to present the operating results of CHH as a discontinued operation. Revenues associated with the discontinued operation were $1.7 billion, $2.3 billion and $2.3 billion for 2005, 2004 and 2003, respectively.

Earnings and earnings per share related to CHH were as follows:

In millions, except per share amounts	2005	2004	2003
Earnings (loss) from discontinued operation
Earnings (loss) from operation	$(32)	$35	$46
Income tax (expense) benefit	(96)	33	42
Minority interest (expense) benefit, net of taxes	8	(41)	(40)

Earnings (loss) from discontinued operation, net of taxes	(120)	27	48

Gain on sale of CHH	29	–	–
Gain on sale of CHH Tissue business	–	268	–
Income tax benefit (expense)	332	(69)	–
Minority interest expense, net of taxes	–	(109)	–

Gain on sale, net of taxes and minority interest	361	90	–

Earnings from discontinued operation, net of taxes and minority interest	$241	$117	$48

Earnings (loss) per common share from discontinued operation – assuming dilution
Earnings (loss) from operation, net of taxes	$(0.24)	$0.06	$0.11
Gain on sale, net of taxes and minority interest	0.71	0.19	–

Earnings per common share from discontinued operation, net of taxes and minority interest – assuming dilution	$0.47	$0.25	$0.11

Assets and liabilities of CHH, included in International Paper’s consolidated balance sheet at December 31, 2004, as Assets and Liabilities of businesses held for sale, were as follows:

In millions	2004
Cash and temporary investments	$416
Accounts receivable, net	251
Inventories	347
Plants, properties and equipment, net	1,216
Forestlands	1,779
Other assets	491

Assets of business held for sale	$4,500

Notes payable and current maturities of long-term debt	$284
Accounts payable	253
Accrued payroll and benefits	67
Other accrued liabilities	17
Long-term debt	500
Other liabilities	602
Minority interest	1,360

Liabilities of business held for sale	$3,083

In the third quarter of 2004, International Paper entered into an agreement to sell its Weldwood of Canada Limited (Weldwood) business to West Fraser Timber Co., Ltd. of Vancouver, Canada (West Fraser), for approximately C$1.26 billion in cash, subject to certain adjustments at closing. Accordingly, a $323 million pre-tax loss on impairment ($711 million after taxes), including $182 million of pre-tax credits from cumulative translation adjustments, was recorded in Discontinued operations to write down the assets of Weldwood to their estimated net realizable value upon sale, including the related tax effect. The Company completed the sale of Weldwood in the fourth quarter for C$1.23 billion. International Paper’s net cash proceeds received from the sale were approximately U.S. $1.1 billion. All periods presented have been restated to present the operating results of Weldwood as a discontinued operation.

Revenues associated with this discontinued operation were $1.0 billion and $791 million for 2004 and 2003, respectively.

Earnings and earnings per share related to Weldwood were as follows:

In millions, except per share amounts	2004	2003
Earnings (loss) from discontinued operation
Earnings from operation	$153	$15
Income tax expense	(50)	(6)

Earnings from operation, net of taxes	103	9

Asset impairment	(323)	–
Income tax expense (a)	(388)	–

Asset impairment, net of taxes	(711)	–

Earnings (loss) from discontinued operation, net of taxes	$(608)	$9

Earnings (loss) per common share from discontinued operation
Earnings from operation, net of taxes	$0.22	$0.02
Asset impairment, net of taxes	(1.47)	–

Earnings (loss) per common share from discontinued operation, net of taxes	$(1.25)	$0.02

(a)	Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

OTHER DIVESTITURES:

2005: In the fourth quarter of 2005, a pre-tax charge of $46 million ($30 million after taxes) was recorded for adjustments of losses of businesses held for sale, principally $45 million to write down the carrying value of the Company’s Polyrey business in France to its estimated net realizable value.

In the second quarter of 2005, a net pre-tax credit of $19 million ($12 million after taxes) was recorded, including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business and final charges related to the sale of Fine Papers and Industrial Papers. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net.

During the first quarter of 2005, International Paper had announced an agreement to sell its Fine Papers business to Mohawk Paper Mills, Inc. of Cohoes, New York. A $24 million pre-tax loss ($13 million after taxes) was recorded in the first quarter to write down the net assets of the Fine Papers business to their estimated net realizable value. The sale of Fine Papers was completed in the second quarter of 2005.

Also during the first quarter of 2005, International Paper announced that it had signed an agreement to sell its Industrial Papers business to an affiliate of Kohlberg and Company, LLC. A $49 million pre-tax loss ($35 million after taxes) was recorded in the first quarter to write down the net assets of the Industrial Papers business and related corporate assets to their estimated net realizable value. The sale of Industrial Papers was completed in the second quarter of 2005.

Also in 2005, pre-tax charges totaling $11 million ($7 million after taxes) were recorded to adjust previously estimated gains/losses of businesses previously sold.

The net 2005 pre-tax losses totaling $111 million discussed above are included in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

2004: In December 2004, International Paper committed to plans for the sale in 2005 of its Fine Papers business and its Maresquel mill and Papeteries de France distribution business in Europe. As a result, charges of $11 million before taxes ($8 million after taxes), $34 million before and after taxes, and $11 million before taxes ($12 million after taxes), respectively, were recorded to write down the assets of these entities to their estimated fair values less costs to sell. In October 2004, International Paper sold two box plants located in China to International Paper Pacific Millennium, resulting in a pre-tax loss of $14 million ($4 million after taxes).

In the third quarter of 2004, International Paper signed an agreement to sell Scaldia Papier B.V., and its subsidiary, Recom B.V. in the Netherlands, to Stora Enso for approximately $36 million in cash. This sale was completed in the third quarter and resulted in a loss of $34 million (no impact from taxes or minority interest). In addition, a $4 million loss (no impact from taxes or minority interest) was recorded to adjust the estimated loss on sale of Papeteries de Souche L.C. in France. This sale was completed in the second quarter of 2005 for approximately $14 million in proceeds.

In the second quarter of 2004, a $27 million loss before and after taxes was recorded to write down the assets of Papeteries de Souche L.C. in France to their estimated realizable value. In addition, a $4 million loss before taxes ($2 million after taxes) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated realizable value.

The net 2004 pre-tax losses totaling $139 million discussed above are included in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

2003: In the fourth quarter of 2003, International Paper recorded a $34 million charge ($34 million after taxes) to write down the assets of its Polyrey business in France to their estimated fair value. This pre-tax loss is included in Net losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations.

TRANSFORMATION PLAN:

On July 19, 2005, International Paper announced a plan to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. Subsequently, as discussed above, the Company completed the sale of CHH. Consistent with the previously announced plan, the Company continues to evaluate strategic options for specific businesses, including the possible sale or spin-off of the businesses identified in the plan, and has distributed bid package information for many of these businesses. As this Transformation Plan is executed, it is expected that additional one-time implementation charges will be incurred in future periods.

NOTE 8 PREFERRED SECURITIES OF SUBSIDIARIES AND VARIABLE INTEREST ENTITIES

PREFERRED SECURITIES OF SUBSIDIARIES:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, is International Paper’s primary vehicle for ongoing future sales of southern forestlands. The preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $10 million, $7 million and $5 million in 2005, 2004 and 2003, respectively. The expense related to these preferred securities is shown in minority interest expense in the accompanying consolidated statement of operations.

The agreement with the private investor also places certain limitations on International Paper’s ability to sell forestlands in the southern United States outside of Southeast Timber. In addition, because Southeast Timber is a separate legal entity, the assets of Southeast Timber and its subsidiaries, consisting principally of forestlands having a book value of approximately $215 million at December 31, 2005, will not be available to satisfy future liabilities and obligations of International Paper, although the value of International Paper’s interests in Southeast Timber and its subsidiaries will be available for these purposes.

VARIABLE INTEREST ENTITIES:

International Paper holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has not consolidated the entities because it is not the primary beneficiary of the entities. At December 31, 2005, International Paper’s $540 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to effect, a legal right of offset to net-settle these two amounts.

NOTE 9 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and minority interest by taxing jurisdiction were:

In millions	2005	2004	2003
Earnings (loss)
U.S.	$276	$271	$(249)
Non-U.S.	310	453	534

Earnings from continuing operations before income taxes and minority interest	$586	$724	$285

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2005	2004	2003
Current tax provision (benefit)
U.S. federal	$(301)	$161	$173
U.S. state and local	(52)	24	11
Non-U.S.	106	135	96

	$(247)	$320	$280

Deferred tax provision (benefit)
U.S. federal	$(5)	$(34)	$(262)
U.S. state and local	(10)	5	(72)
Non-U.S.	(23)	(49)	(2)

	$(38)	$(78)	$(336)

Income tax provision (benefit)	$(285)	$242	$(56)

The Company’s net deferred income tax provision (benefit) includes a $3 million benefit, a $2 million benefit and a $1 million provision for 2005, 2004 and 2003, respectively, for the effect of changes in non-U.S. and state tax rates.

International Paper made income tax payments, net of refunds, of $457 million, $254 million and $255 million in 2005, 2004 and 2003, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

In millions	2005	2004	2003
Earnings from continuing operations before income taxes and minority interest	$586	$724	$285
Statutory U.S. income tax rate	35%	35%	35%

Tax expense using statutory U.S. income tax rate	205	253	100
State and local income taxes	(41)	19	(41)
Tax rate and permanent differences on non-U.S. earnings	(25)	(41)	(105)
Net U.S. tax on non-U.S. dividends	169	44	26
Tax benefit on export sales	(9)	(7)	(12)
Non-deductible business expenses	13	12	14
Permanent differences on sales of non-strategic assets	–	–	11
Minority interest	–	(9)	(12)
Retirement plan dividends	(6)	(7)	(7)
Tax credits	(19)	(37)	(56)
Tax audit settlements	(560)	–	–
Other, net	(12)	15	26

Income tax expense (benefit)	$(285)	$242	$(56)

Effective income tax rate	-49%	33%	-20%

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

In millions	2005	2004
Deferred tax assets:
Postretirement benefit accruals	$339	$348
Prepaid pension costs	589	320
Alternative minimum and other tax credits	300	519
Net operating loss carryforwards	1,807	1,518
Compensation reserves	211	186
Legal reserves	40	98
Other	349	457

Gross deferred tax assets	3,635	3,446
Less: valuation allowance	(139)	(129)

Net deferred tax assets	$3,496	$3,317

Deferred tax liabilities:
Plants, properties, and equipment	$(2,599)	$(2,731)
Forestlands	(753)	(749)
Other	(298)	(282)

Total deferred tax liabilities	$(3,650)	$(3,762)

Net deferred tax liabilities	$(154)	$(445)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The decrease in 2005 in Deferred income taxes principally reflects the generation of U.S. net operating loss carryforwards, the utilization of income tax credits and an increase in deferred tax assets relating to pension costs.

The valuation allowance for deferred tax assets as of January 1, 2005, was $129 million. The net change in the total valuation allowance for the year ended December 31, 2005, was an increase of $10 million.

The 2005 income tax provision included a net $446 million reduction, including a $627 million reduction resulting from an agreement reached with the U.S. federal taxing authorities concerning the 1997 through 2000 U.S. federal income tax audits, a $142 million charge for deferred taxes related to earnings repatriated under the American Jobs Creation Act of 2004 and $39 million of other tax charges.

During 2004, International Paper recorded a $32 million increase in the provision for income taxes reflecting an adjustment of deferred tax balances.

During 2003, decreases totaling $110 million in the provision for income taxes were recorded for significant tax items, including a $60 million reduction for a favorable revision of estimated tax accruals upon filing the 2002 federal income tax return and increased research and development credits, and a $50 million reduction reflecting a favorable tax audit settlement and benefits from an overseas tax program.

International Paper has federal and non-U.S. net operating loss carryforwards that expire as follows: 2006 through 2015 – $147 million, 2016 through 2025 – $3.4 billion, and indefinite carryforwards of $700 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $397 million that expire as follows: 2006 through 2015 – $102 million and 2016 through 2025 – $295 million. International Paper also has federal, non-U.S. and state tax credit carryforwards that expire as follows: 2006 through 2015 – $66 million, 2016 through 2025 – $116 million, and indefinite carryforwards – $182 million. Further, International Paper has state capital loss carryforwards that expire as follows: 2006 through 2015 – $40 million and 2016 through 2025 – $1 million.

Deferred income taxes are not provided for temporary differences of approximately $2.4 billion, $2.7 billion and $2.5 billion as of December 31, 2005, 2004 and 2003, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

International Paper is currently being audited by various federal, state and non-U.S. taxing authorities for tax periods from 1994 through 2004. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. International Paper applied this provision to qualifying earnings repatriations in 2005 totaling $2.1 billion and recorded a deferred tax charge of $142 million related to these repatriations.

NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements. At December 31, 2005, total future minimum rental commitments under non-cancelable leases were $712 million, due as follows: 2006 – $172 million; 2007 – $144 million; 2008 – $119 million; 2009 – $76 million; 2010 – $63 million; and thereafter – $138 million. Rent expense was $216 million, $225 million and $236 million for 2005, 2004 and 2003, respectively.

Unconditional purchase obligations have been entered into in the ordinary course of business for the purchase of certain pulpwood, logs, wood chips, raw materials, energy and services. At December 31, 2005, total future minimum purchase obligations were $5.6 billion due as follows: 2006 – $3.3 billion; 2007 – $393 million; 2008 – $280 million; 2009 – $240 million; 2010 – $204 million; and thereafter – $1.2 billion.

International Paper entered into an agreement in 2000 to guarantee, for a fee, an unsecured contractual credit agreement between a financial institution and an unrelated third-party customer. The guarantee, which expires in 2008, was made in exchange for a ten-year contract as the exclusive paper supplier to the customer. Both the loan from the financial institution to the customer and the Company’s guarantee are unsecured. Under the terms of the guarantee, International Paper could be required to make future payments up to a maximum of $110 million if the customer were to default under the credit agreement. There is no liability recorded on International Paper’s books for the guarantee. It is possible that payments may be required under this guarantee arrangement in the future, although it is uncertain how much or when such payments, if any, might be required.

In connection with sales of businesses, property, equipment, forestlands and other assets, International

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

EXTERIOR SIDING AND ROOFING SETTLEMENTS

Three nationwide class action lawsuits against the Company and Masonite Corp., a formerly wholly-owned subsidiary of the Company, relating to exterior siding and roofing products manufactured by Masonite were settled in 1998 and 1999. Masonite was sold to Premdor Inc. in 2001. The liability for these settlements, as well as the corresponding insurance recoveries (each as further described below), were retained by the Company.

The first suit, entitled Judy Naef v. Masonite and International Paper, was filed in December 1994 and settled on January 15, 1998 (the Hardboard Settlement). The plaintiffs alleged that hardboard siding manufactured by Masonite failed prematurely, allowing moisture intrusion that in turn caused damage to the structure underneath the siding. The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between January 1, 1980, and January 15, 1998. For siding that was installed between January 1, 1980, and December 31, 1989, the deadline for filing claims expired January 18, 2005, and for siding installed between January 1, 1990, through January 15, 1998, claims must be made by January 15, 2008.

The second suit, entitled Cosby, et al. v. Masonite Corporation, et al., was filed in 1997 and settled on January 6, 1999 (the Omniwood Settlement). The plaintiffs made allegations with regard to Omniwood siding manufactured by Masonite that were similar to those alleged with respect to hardboard siding. The class consisted of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992, to January 6, 1999. Claims relating to Omniwood siding must be made by January 6, 2009.

The third suit, entitled Smith, et al v. Masonite Corporation, et al., was filed in 1995 and settled on January 6, 1999 (the Woodruf Settlement). The plaintiffs alleged that Woodruf roofing manufactured by Masonite was defective and caused damage to the structure underneath the roofing. The class consisted of all U.S. property owners who had incorporated and installed Woodruf roofing from January 1, 1980, to January 6, 1999. For roofing that was installed between January 1,

1980, and December 31, 1989, the deadline for filing claims expired January 6, 2006, and for roofing installed between January 1, 1990, and January 6, 1999, claims must be made by January 6, 2009.

All of the settlements provide for monetary compensation to class members meeting the settlement requirements on a claims-made basis, which requires a class member to individually submit proof of damage to, or caused by, Masonite product, proof of square footage involved and proofs of various other matters. All of the settlements also provide for payment of attorneys’ fees equaling 15% (in the case of the Hardboard Settlement) and 13% (in the case of the Omniwood and Woodruf Settlements) of the settlement amounts paid to class members.

CLAIMS FILING AND EVALUATION

For all of the settlements, once a claim is determined to be valid, the amount of the claim is determined by reference to a negotiated compensation formula designed to compensate the homeowner for product damage to the structure. The compensation formula is based on (1) the average cost per square foot for product replacement, including material and labor as calculated by industry standards, in the area in which the structure is located, adjusted for inflation, or (2) the cost of appropriate refinishing as determined by industry standards in such area. Pursuant to the settlement agreements, these costs are determined by reference to “Mean’s Price Data,” as published by R.S. Means Company, and updated annually for inflation. Persons receiving compensation pursuant to this formula also agree to release the Company and Masonite from all other property damage claims relating to the product in question.

In connection with the products involved in the settlements described above, where there is damage, the process of degradation, once begun, continues until repairs are made. The Company estimates that approximately four million structures have installed products that are the subject of the Hardboard Settlement, 300,000 structures have installed products that are the subject of the Omniwood Settlement and 86,000 structures have installed products that are the subject of the

Woodruf Settlement. Masonite stopped selling the products involved in the Hardboard Settlement in May 2001, the products involved in the Woodruf Settlement in May 1996 and the products involved in the Omniwood Settlement in September 1996.

Persons who are class members under the settlements who do not pursue remedies may have recourse to warranties, if any, in existence at the expiration of the respective terms established under the settlement agreements for making claims. The warranty period generally extends for 25 years following the installation of the product in question and, although the warranties vary from product to product, they generally provide for a payment of up to two times the purchase price.

CLAIMS PAYMENT DATA

Through December 31, 2005, net settlement payments totaled approximately $1.0 billion ($831 million for the Hardboard Settlement, $128 million for the Omniwood Settlement and $52 million for the Woodruf Settlement), including $51 million of non-refundable attorneys’ advances.

The average settlement cost per claim for the years ended December 31, 2005, 2004 and 2003 for the Hardboard, Omniwood and Woodruf Settlements are set forth in the table below:

AVERAGE SETTLEMENT COST PER CLAIM

	Hardboard		Omniwood		Woodruf
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2005	$2.5	$2.2	$4.6	$6.1	$4.3	$0.5
December 31, 2004	2.3	3.1	4.3	4.2	4.2	4.0
December 31, 2003	2.2	3.0	3.8	5.4	3.9	1.2

The above information is calculated by dividing the aggregate amount of claims paid during the specified period by the number of claims paid during such period.

The following table shows an analysis of claims activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2005, 2004 and 2003:

CLAIMS ACTIVITY

In thousands	Hardboard		Omniwood		Woodruf		Total
	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2002	28.6	4.0	1.9	0.4	1.1	0.3	31.6	4.7	36.3
No. of Claims Filed	45.0	9.2	4.9	0.3	1.0	–	50.9	9.5	60.4
No. of Claims Paid	(30.9)	(7.1)	(4.1)	(0.2)	(0.9)	–	(35.9)	(7.3)	(43.2)
No. of Claims Dismissed	(16.3)	(3.3)	(0.9)	–	(0.4)	–	(17.6)	(3.3)	(20.9)

December 31, 2003	26.4	2.8	1.8	0.5	0.8	0.3	29.0	3.6	32.6
No. of Claims Filed	56.0	8.0	5.2	–	0.6	–	61.8	8.0	69.8
No. of Claims Paid	(28.6)	(3.7)	(4.0)	(0.1)	(0.4)	–	(33.0)	(3.8)	(36.8)
No. of Claims Dismissed	(14.9)	(2.1)	(0.6)	–	(0.1)	–	(15.6)	(2.1)	(17.7)

December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	27.3	5.6	4.6	0.4	0.6	–	32.5	6.0	38.5
No. of Claims Paid	(30.7)	(5.3)	(4.1)	(0.3)	(0.5)	–	(35.3)	(5.6)	(40.9)
No. of Claims Dismissed	(15.3)	(2.1)	(0.5)	–	(0.2)	–	(16.0)	(2.1)	(18.1)

December 31, 2005	20.2	3.2	2.4	0.5	0.8	0.3	23.4	4.0	27.4

At December 31, 2005, there were $18 million of payments due for claims that have been determined to be valid ($12 million for Hardboard, $5 million for Omniwood and $1 million for Woodruf) and an estimated $14 million of payments associated with claims currently under evaluation ($9 million for claims related to the Hardboard Settlement, $3 million for claims related to the Omniwood Settlement and $2 million for claims related to the Woodruf Settlement). In addition, there was approximately $9 million of costs associated with administrative and legal fees incurred but not paid prior to year-end.

RESERVE FOR SIDING AND ROOFING SETTLEMENTS

At December 31, 2005, net reserves for the settlements discussed above totaled $113 million, of which $34 million is attributable to the Hardboard Settlement, $74 million to the Omniwood Settlement and $5 million to the Woodruf Settlement.

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2005, 2004 and 2003:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2002	$357	$138	$12	$507
Payments	(129)	(21)	(3)	(153)
Insurance collections	33	–	–	33

Balance, December 31, 2003	261	117	9	387
Payments	(111)	(20)	(5)	(136)
Insurance collections	8	–	–	8

Balance, December 31, 2004	158	97	4	259
Payments	(119)	(23)	(4)	(146)
Reclassification	(5)	–	5	–

Balance, December 31, 2005	$34	$74	$5	$113

While, for tracking purposes, the Company maintains three reserve accounts for each of the Hardboard, Omniwood and Woodruf Settlements, we evaluate the adequacy of the aggregate reserve due to their similar and related nature. In making a determination as to adequacy of the aggregate reserve, we employ a third-party consultant to conduct statistical studies of future costs utilizing recent claims experience data. In 2002, projections were prepared of the anticipated claims activity and payments through the end of the claims period for each of the settlements. These projections are updated annually using recent claims activity and other factors typically considered in projecting future claims and costs. If the projections were to indicate that aggregate payments though the end of the claims period would be materially over or under the aggregate forecasted payments, the aggregate reserve would be appropriately adjusted. Since 2002, our actual claims experience has been in line with projected forecasts and therefore there have been no adjustments of the aggregate reserve balance for these settlements.

A number of factors could cause actual results to vary from our projections, including a higher than projected cost per claim (due to higher construction, wood, energy and replacement costs, all of which affect the inflation factor for the Means Price Data discussed above), and increased claims from geographic locations where previously there had been few or no claims.

In January 2005, the Company received over 21,000 Hardboard claims (compared to 8,000 claims received in December 2004, and 3,000 claims received in January 2004). This significant increase in claim volume coincided with the January 18, 2005 deadline for filing claims in the Hardboard Settlement for siding installed in the 1980s. Claims are processed by the Independent Claims Administrator and only those claims which meet the requirements of the Hardboard Settlement are paid. Following the January deadline, the Independent Claims Administrator could not immediately determine how many of the 21,000 claims would meet the requirements for payment as set forth in the Hardboard Settlement. In addition to this significant volume increase, the Company experienced a higher average cost per claim due, in part, to a 2005 increase in the Means Price Data compared to prior years. At the end of the third quarter, the Company’s third-party consultant advised the Company that payments relating to 1980s Hardboard siding would be largely concluded by the end of the third quarter 2005. Payments through the end of the third quarter totaled $99 million, which were approximately $30 million more than projected for the year. However, during the fourth quarter, the number of valid 1980s Hardboard claims and approved payments exceeded the third-party consultant’s projection by $12 million. As a result of these unforeseen factors, the Company made aggregate payments of $118 million in 2005 for Hardboard Settlement claims.

Despite the higher than anticipated number of valid 1980s Hardboard claims and the slightly higher cost per claim, the Company believes that, as of the end of 2005, the aggregate reserve balance for the Hardboard, Omniwood and Woodruf Settlements is adequate. However, if new claims filed for products involved in these settlements, or the average cost per claim, were to be higher than projected in 2006, the Company might increase its aggregate reserve to cover claims for these settlements. The amount of an increase, if any, could range from zero to $20 million and would depend on a number of factors, including the likelihood that, and the extent to which, our 2005 experience is indicative of future activity. The Company will continue to evaluate the relevant data through the end of the claims period in order to determine if an increase in its aggregate reserve will be warranted.

HARDBOARD INSURANCE MATTERS

The Company commenced a number of lawsuits and arbitration proceedings against various insurance carriers relating to their refusal to indemnify and/or defend the Company and Masonite for, among other things, the Hardboard Settlement.

These matters (with the exception of one arbitration proceeding further discussed below) have been favorably resolved resulting in the execution of settlement agreements that require the insurance carriers to pay the Company an aggregate of approximately $625 million. Of this amount, approximately $603 million in insurance settlements were reached with carriers through December 31, 2005.

In millions	2005	2004	2003
Insurance settlements	$334	$174	$33
Income recognized	258	123	–
Cash settlements received, net	114	96	33

Including collections received prior to 2003, cumulative net cash settlements received totaled $304 million through December 31, 2005. Approximately $230 million of additional cash will be collected in 2006 through 2008 under current settlement agreements. The Company also entered into a settlement in the first quarter of 2006 for approximately $22 million. The only remaining proceeding to recover insurance is an arbitration that the Company commenced against ACE Insurance Company, Ltd. That proceeding is scheduled for June 2006 in London.

In 2004, the Company settled a dispute with a third party relating to an alternative risk-transfer agreement. Under that agreement, the Company received $100 million for certain costs relating to the Hardboard Settlement and other hardboard siding cases. As part of the settlement, the Company agreed to pay the third party a portion of certain insurance recoveries received by the Company after January 1, 2004, up to a maximum of $95 million. As of December 31, 2005, approximately $48 million had been paid to the third party under this settlement.

ANTITRUST MATTERS

On May 14, 1999, and May 18, 1999, two lawsuits were filed in federal court in the Eastern District of Pennsylvania against the Company, the former Union Camp Corporation (acquired by the Company in 1999), and other manufacturers of linerboard (the Defendants). These suits alleged that the Defendants conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993, through November 30, 1995. These lawsuits, which sought injunctive relief as well as treble damages and other costs associated with the litigation, were consolidated and, on September 4, 2001, certified as a class action. On September 22, 2003, the Company, along with Weyerhaeuser Co. and Georgia-Pacific Corp., agreed with the class plaintiffs to settle the litigation for an aggregate amount of $68 million. The settlement, of which the Company’s and Union Camp’s share totaled $24.4 million, was approved by the court in an order dismissing the cases on December 10, 2003.

While court approval of the class action settlements was pending in 2003, 12 new complaints each with multiple plaintiffs who opted out of the class action, described above, were filed in various federal district courts around the country. These suits alleged that the defendants conspired to fix prices for corrugated sheets and containers during the period from October 1, 1993, through February 28, 1997. One opt-out plaintiff voluntarily dismissed its complaint on October 10, 2003. In 2005, the Company settled all of the claims of the remaining opt-out plaintiffs, except for one claimant who had purchased a small amount of corrugated containers from the Company, for payments which aggregated $27.5 million. As a consequence of those settlements, all but one of the lawsuits have been dismissed. The amount involved in the one remaining lawsuit is de minimus.

In 2004, the Company settled a number of purported federal and state class actions alleging price-fixing relating to high pressure laminates by its former Nevamar business (which was part of the Company’s Decorative Products division) for a total of $38.5 million. The federal settlement has been approved by the court, and the Company has been dismissed from the case. The state settlements have all received approval as well, and the judgments dismissing the Company from the cases are final in all but one state (Tennessee) in which four settlement class members have appealed the trial court’s rejection of their objection to the settlement. The amount involved in the Tennessee matter is de minimus.

On September 16, 2002, the Company was served in Federal District Court in Columbia, South Carolina with a class action lawsuit by a group of private landowners alleging that the Company and certain of its fiber suppliers, known as Quality Suppliers, engaged in an unlawful conspiracy to artificially depress the prices at which the Company procures fibers for its mills. The suit seeks injunctive relief as well as treble damages and other costs associated with the litigation. On March 31, 2004, the case was certified as a class action. Discovery and issues concerning class notice are ongoing. The

Company believes it has valid defenses and is vigorously defending this case.

A number of private plaintiffs filed purported class actions on behalf of purchasers of coated publication papers in various U.S. federal and state courts. These class actions, based on investigations of possible cartel activity relating to coated publication papers that were commenced in 2004 by European, U.S. and Canadian antitrust authorities, allege that manufacturers of coated publication papers, including the Company, participated in a price-fixing conspiracy from 1993 to the present. The cases filed in federal court asserted a violation of the federal antitrust laws, while the cases filed in the state court alleged violations of state antitrust and consumer protection statutes. These lawsuits seek injunctive relief as well as treble damages and other costs associated with the litigation. The federal cases were consolidated for pre-trial purposes in December 2004 in the federal court for the District of Connecticut. The state cases in all states except California were removed to federal court and transferred to the District of Connecticut, and on November 15, 2005, a consolidated indirect purchaser class action complaint was filed in the District of Connecticut on behalf of indirect purchasers in all states except California. While discovery is in the earliest stages, the Company believes it is not a proper party defendant to this litigation and intends to vigorously defend its position.

PATENT MATTER

In connection with its former Nevamar business, the Company retained liability for a patent dispute pending in the U.S. District Court for the District of Maryland. The case was commenced in 1988 as a declaratory judgment action by Nevamar for non-infringement and invalidity of a static dissipative laminate patent held by Charleswater Products, Inc. (Charleswater). Charleswater counterclaimed, asserting that certain Nevamar products infringed its patent and seeking damages of approximately $24 million for lost profits and royalty payments (which could be trebled if Nevamar were found to have willfully infringed the patent), plus substantial pre-judgment interest as Charleswater’s claims have existed since 1986. Because the Nevamar business is no longer owned by the Company, the outcome of the case would have no impact on the Company’s business except to the extent of monetary damages. The proceedings have been protracted by an extended preliminary injunction hearing; a summary judgment ruling in favor of Nevamar which was then reversed after an appeal; a claim construction proceeding; extensive fact and expert discovery; and a further summary judgment motion that is pending. Trial for this matter is scheduled to commence on March 13, 2006. The Company believes that it has valid defenses and is vigorously defending this case.

SUMMARY

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, antitrust, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened (other than those that cannot be assessed due to their preliminary nature), or all of them combined, including the preceding antitrust matters, will not have a material adverse effect on its consolidated financial statements.

NOTE 11 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions at December 31	2005	2004
Raw materials	$404	$321
Finished pulp, paper and packaging products	1,611	1,650
Finished lumber and panel products	33	38
Operating supplies	317	298
Other	69	64

Inventories	$2,434	$2,371

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 70% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $239 million and $170 million at December 31, 2005 and 2004, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2005	2004
Pulp, paper and packaging facilities
Mills	$19,865	$20,895
Packaging plants	5,685	5,633
Wood products facilities	978	974
Other plants, properties and equipment	1,886	1,824

Gross cost	28,414	29,326
Less: Accumulated depreciation	16,613	17,110

Plants, properties and equipment, net	$11,801	$12,216

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $14 million in 2005, $10 million in 2004 and $8 million in 2003. Interest payments made during 2005, 2004 and 2003 were $822 million, $774 million and $806 million, respectively. The 2005 interest payments include a $52 million payment to the U.S. Internal Revenue Service related to the settlement of the 1997 – 2000 U.S. federal income tax audits. Total interest expense was $683 million in 2005, net of a $46 million credit related to the settlement of the tax audits discussed above, $782 million in 2004 and $804 million in 2003. Interest income was $90 million, $73 million and $100 million in 2005, 2004 and 2003, respectively.

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2005 and 2004.

In millions	Balance January 1, 2005	Other(a)	Additions / Reductions			Balance December 31, 2005
Printing Papers	$2,876	$3	$–			$2,879
Industrial Packaging	591	18	67	(b	)	676
Consumer Packaging	1,014	(28)	1	(c	)	987
Distribution	299	–	–			299
Forest Products	190	1	–			191
Corporate	24	–	(13)	(d	)	11

Total	$4,994	$(6)	$55			$5,043

(a)	Includes reclassifications and the effects of foreign currency translations
(b)	Includes the effects of the completion of the accounting for the acquisition of Box USA ($23 million), the acquisition of Compagnie Marocaine des Cartons et des Papiers ($12 million) and the acquisition of a 50% interest in International Paper Distribution Limited ($38 million), offset by the effects of the sale of the Industrial Papers business ($6 million)
(c)	Includes the effects of the acquisitions of a 20% minority interest in Shorewood EPC Europe Ltd. ($5 million), and a 20% minority interest in IP Korea ($1 million), offset by the reclassification of IP Pty Australia Ltd. to equity method investments ($5 million)
(d)	Includes the effects of the sale of the Fine Papers business

In millions	Balance January 1, 2004		Other(b)	Additions/ Reductions		Balance December 31, 2004
Printing Papers	$2,878		$1	$(3	)(c)	$2,876
Industrial Packaging	345		8	238(d	)	591
Consumer Packaging	1,016		1	(3	)(e)	1,014
Distribution	334		1	(36	)(f)	299
Forest Products	190(a	)	–	–		190
Corporate	30		(6)	–		24

Total	$4,793		$5	$196		$4,994

(a)	Restated for the reclassification of Weldwood to Discontinued operations
(b)	Represents the effects of foreign currency translations and reclassifications from other long-term assets
(c)	Represents the reclassification of the goodwill of Fine Papers to Assets of businesses held for sale
(d)	Includes the effects of the acquisition of Box USA ($238 million) offset by the sale of Food Pack S.A. ($3 million)
(f)	Includes the effects of the sale of Food Pack S.A.
(g)	Represents the effects of the sale of Scaldia Papier B.V. ($23 million) and the reclassification of the goodwill of Papeteries de France to Assets of businesses held for sale ($12 million)

The following table presents an analysis of activity related to asset retirement obligations since January 1, 2004:

In millions	2005	2004
Asset retirement obligation at January 1	$41	$48
New liabilities	12	6
Liabilities settled	(6)	(8)
Net adjustments to existing liabilities	(2)	(6)
Accretion expense	2	1

Asset retirement obligation at December 31	$47	$41

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances for the years ended December 31, 2005 and 2004:

In millions	2005	2004
Balance, beginning of year	$188	$528
Reclassification of limited partnership interests to debt	–	(338)
Interest of CHH in an IP consolidated subsidiary	17	–
Dividends paid	(11)	(25)
Minority interest expense	12	26
Other, net	5	(3)

Balance, end of year	$211	$188

In December 2004, International Paper completed the sale of 1.1 million acres of forestlands in Maine and New Hampshire to a private forest investment company for $244 million. Since International Paper has some continuing interest in these forestlands through a long-term fiber supply agreement, no gain was recognized in 2004 on this transaction. However, the net cash proceeds from the transaction of approximately $242 million are included as a source of cash in the accompanying consolidated statement of cash flows. The deferred gain on the transaction totaling $112 million and $114 million at December 31, 2005 and 2004, respectively, included in Other liabilities in the accompanying consolidated balance sheet, is being amortized to earnings in future periods over the term of the fiber supply agreement.

NOTE 12 DEBT AND LINES OF CREDIT

In November and December of 2005, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, issued $700 million of long-term debt with an initial interest rate of LIBOR plus 40 basis points that can vary depending upon the credit rating of the Company and a maturity date in November 2010. Additionally, the subsidiary borrowed $70 million under a bank credit agreement with an initial interest rate of LIBOR plus 40 basis points that can vary depending on the credit rating of the Company, and with a maturity date in November 2006.

In December 2005, International Paper used a portion of the proceeds from the above borrowings, and from the sale of CHH in the third quarter of 2005, to repay approximately $190 million of notes with coupon rates ranging from 3.8% to 10% and original maturities from 2008 to 2029. The remaining proceeds from the borrowings and CHH sale will be used for other debt reductions in the first quarter of 2006.

In September 2005, International Paper used a portion of the proceeds from the CHH sale to repay the remaining $250 million portion of a subsidiary’s $650 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, and $312 million of commercial paper that had been issued in the same quarter. Other reductions in the third quarter included $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity date of September 2005.

In June 2005, International Paper repaid approximately $400 million of a subsidiary’s long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007.

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

Pre-tax early debt retirement expense of $57 million related to the above 2005 redemptions is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In December 2004, Timberlands Capital Corp. II, Inc., a former wholly-owned consolidated subsidiary of International Paper, redeemed $170 million of 4.5% preferred securities. In November 2004, these preferred securities were reclassified from Minority interest to Current maturities of long-term debt, pursuant to SFAS No. 150. Additionally during the fourth quarter of 2004, International Paper redeemed approximately $295 million of mostly domestic debt, including $108 million of 9.77% notes with a maturity date in December 2009 and $88 million of 6.9% industrial development bonds with a maturity date in August 2022.

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

A summary of long-term debt follows:

In millions at December 31	2005	2004
8 7/8% to 10% notes – due 2011 – 2012	$136	$175
9.25% debentures – due 2011	125	125
7% to 7 7/8% notes – due 2006 – 2007	437	649
6 7/8% notes – due 2023 – 2029	351	394
6.75% notes – due 2011	819	1,000
6.65% notes – due 2037	98	97
6.4% notes to 6.5% notes – due 2006 – 2007	344	149
6.4% to 7.75% debentures – due 2025 – 2027	571	797
5.85% notes – due 2012	969	1,202
5 1/4% convertible subordinated debentures	–	464
5.25% to 5.5% notes – due 2014 – 2016	1,296	1,596
5 3/8% euro notes – due 2006	296	334
5 1/8% debentures – due 2012	106	102
3.8% to 4.25% notes – due 2008 – 2010	1,152	1,399
Zero-coupon convertible debentures – due 2021	1,185	1,141
Medium-term notes – due 2006 – 2009 (a)	43	43
Floating rate notes – due 2006 – 2010 (b)	1,764	1,794
Environmental and industrial development
bonds – due 2006 – 2033 (c,d)	2,005	2,150
Commercial paper and bank notes (e)	417	65
Other (f)	90	178

Total (g)	12,204	13,854
Less: Current maturities	1,181	222

Long-term debt	$11,023	$13,632

(a)	The weighted average interest rate on these notes was 8.1% in 2005 and 2004.
(b)	The weighted average interest rate on these notes was 4.2% in 2005 and 2.9% in 2004.
(c)	The weighted average interest rate on these bonds was 5.5% in 2005 and 5.6% in 2004.
(d)	Includes $22 million of bonds at December 31, 2004, which could be tendered at various dates and/or under certain circumstances. These bonds were redeemed in 2005.
(e)	The weighted average interest rate was 4.9% in 2005 and 4.6% in 2004. Includes $283 million of non-U.S. denominated borrowings with a weighted average interest rate of 4.8% in 2005.

(f)	Includes $6 million at December 31, 2005, and $54 million at December 31, 2004, related to interest rate swaps treated as fair value hedges (see Note 13).
(g)	The fair market value was approximately $12.3 billion at December 31, 2005, and $14.4 billion at December 31, 2004.

Total maturities of long-term debt over the next five years are 2006—$1.2 billion; 2007—$570 million; 2008—$308 million; 2009—$2.3 billion; and 2010—$1.5 billion.

At December 31, 2005 and 2004, International Paper classified $1.25 billion and $87 million, respectively, of tenderable bonds, contingently convertible securities, commercial paper and bank notes, and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2005, International Paper’s unused contractually committed bank credit agreements amounted to $3.2 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The agreements include a $750 million fully committed bank credit agreement that expires in March 2006 and a $1.25 billion fully committed bank credit agreement that expires in March 2009. These agreements have a facility fee of 0.15% that is payable quarterly. These agreements also include up to $1.2 billion of available commercial paper-based financings under a receivables securitization program that expires in November 2007 with a facility fee of 0.20%. At December 31, 2005, there were no outstanding borrowings under these agreements.

The Company is currently in the process of refinancing the $750 million bank credit agreement maturing in March 2006 and the $1.25 billion bank credit agreement maturing in March 2009.

Additionally, International Paper Kwidzyn S.A., a wholly-owned foreign subsidiary of International Paper, has a PLN 400 million (approximately $123 million) bank credit agreement maturing in May 2006, with no outstanding borrowings as of December 31, 2005, and International Paper Investments (Luxembourg) S.ar.l., a wholly-owned subsidiary of International Paper, has a $100 million bank credit agreement maturing in November 2006, with $70 million in borrowings outstanding as of December 31, 2005.

At December 31, 2005, outstanding debt included approximately $417 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining a strong investment-grade rating is an important element of International Paper’s corporate finance strategy. At December 31, 2005, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

Contingently Convertible Securities

Included in debt at December 31, 2005 and 2004 were $2.1 billion principal amount at maturity of zero-coupon convertible senior debentures with a 20-year term. This debt accretes to face value at maturity at a rate of 3.75% per annum. Beginning on June 20, 2004, and every June 20th until maturity, the debentures are subject to an increased accretion rate if the closing sales price of the Company’s common stock is equal to or less than 60% of the then-current conversion price of the notes for any 20 trading days out of the last 30 consecutive trading days ending six business days prior to June 20, 2004, or later annual date. The conversion price of the notes was $59.11 as of December 31, 2005. At June 20, 2005, the bonds were subject to an increased accretion rate; however, the adjusted rate remained at 3.75% per the terms of the agreement.

These debentures may be converted into shares of the Company’s common stock at a conversion ratio of 9.5111 shares per $1,000 principal amount at maturity of debentures, which was equal to an initial conversion price of $50.01 per share of the Company’s common stock. The debenture holders may convert their debentures into the Company’s common stock prior to maturity under any of the following circumstances: (1) the closing sales price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the day prior to the surrender date is more than 120% (declining by .256% at the end of each semi-annual period over the life of the debentures to 110%) of the then-current conversion price; (2) International Paper’s credit rating is downgraded by each of Moody’s and S&P to below Baa3 and BBB-, respectively; (3) the Company has called the notes for redemption; (4) the Company distributes to all holders of the Company’s common stock certain rights entitling them to purchase, for a period expiring within 60 days, common stock at less than the closing sales price of the Company’s common stock at the time; or (5) the Company distributes to all holders of its common stock, the assets, debt securities or certain rights to purchase the Company’s debt securities, which distribution has a per share value exceeding 12.5% of the closing sales price of the Company’s common stock on the day preceding the declaration for such distribution.

Security holders have the right to require repurchase of these securities on June 20th in each of the years 2006, 2011 and 2016, at a repurchase price equal to the accreted principal amount to the repurchase date.

The repurchase may be for International Paper common stock or cash, or a combination of both, at the Company’s option. International Paper also has the option to redeem the securities for cash after June 19, 2006. On or after June 20, 2006, and prior to June 20, 2008, the redemption may only occur if the closing sales price of the Company’s common stock exceeds 120% of the then-current conversion price for at least 20 trading days in the 30 consecutive trading days ending on the date redemption notice is given. On or after June 20, 2008, the redemption price will be equal to the then-accreted principal amount plus any accrued and unpaid cash interest to the redemption date.

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

INTEREST RATE RISK

Interest rate swaps may be used to manage interest rate risks associated with International Paper’s debt. Some of these instruments qualify for hedge accounting in accordance with SFAS No. 133, and others do not.

Interest rate swap agreements with a total notional amount at December 31, 2005, of approximately $500 million and maturities ranging from one to 18 years do not qualify as hedges under SFAS No. 133. For the years ended December 31, 2005, 2004 and 2003, the change in fair value of these swaps was immaterial. The fair value of the swap contracts as of December 31, 2005, is a $7 million liability.

The remainder of International Paper’s interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2005 and 2004, outstanding notional amounts for its interest rate swap fair value hedges amounted to approximately $1.7 billion and $2.2 billion, respectively. The fair values of these swaps were net assets of approximately $7 million and $70 million at December 31, 2005 and 2004, respectively.

In 2005, interest rate swap hedges with a notional value of $313 million were terminated in connection with various early retirements of debt. The resulting gain of approximately $6 million is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

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

COMMODITY RISK

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper may use swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in OCI. On the date a contract matures, the gain or loss is reclassified into cost of products sold concurrent with the recognition of the commodity purchased. In 2005, there was no reclassification from OCI to earnings related to commodity hedging, and in 2004, the reclassification to earnings was immaterial. For the year ended December 31, 2003, the reclassification to earnings was an after-tax gain of $24 million, representing the after-tax cash settlements on maturing energy hedge contracts. Unrealized after-tax losses of $2 million for 2005 and 2004 and after-tax gains of $12 million for 2003 were recorded to OCI. After-tax losses of approximately $2 million as of December 31, 2005, are expected to be reclassified to earnings in 2006. The net fair value of energy hedge contracts as of December 31, 2005, is a $1 million asset recorded in Other assets in the accompanying consolidated balance sheet.

FOREIGN CURRENCY RISK

International Paper’s policy has been to hedge certain investments in non-U.S. operations through borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps or foreign exchange contracts. These financial instruments are effective as hedges against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the non-U.S. operation’s net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. For the years ended December 31, 2005, 2004 and 2003, net gains and losses included in the cumulative translation adjustment relating to derivative and debt instruments hedging foreign net investments amounted to a $19 million gain, a $74 million loss and an $89 million loss after taxes and minority interest, respectively. The 2004 loss includes $50 million relating to net investment hedges that were included in the loss on sale of Weldwood in Discontinued operations in 2004.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of four years or less as of December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, net unrealized gains after taxes and minority interest totaling $48 million, $72 million and $53 million, respectively, were recorded to OCI. Net after-tax gains of $14 million, $4 million and $10 million were reclassified to earnings. Gains relating to CHH, after taxes and minority interest, totaling $14 million, $22 million and $31 million are included in Discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively. Cumulative OCI after-tax and minority interest gains of $40 million are included in the gain on sale of CHH in Discontinued operations in 2005. As of December 31, 2005, gains of $19 million after taxes are expected to be reclassified to earnings in 2006. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 14 CAPITAL STOCK

The authorized capital stock at both December 31, 2005 and 2004, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

NOTE 15 RETIREMENT PLANS

U.S. DEFINED BENEFIT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for this pension plan receive an additional company contribution to their savings plan (see “Other Plans” on page 73).

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made no contributions to the qualified defined benefit plan in 2005 or 2004, and does not expect to make any contributions in 2006 unless International Paper changes its funding policy to make contributions above the minimum requirements. The U.S. Congress is currently considering various proposals that would change the minimum funding requirements for qualified defined benefit plans in future years. While the amount of any required contributions after 2006 will depend upon the final rules adopted and other factors, including changes in discount rates and actual plan asset returns, the Company currently estimates that a contribution in 2007 of $40 million to $200 million may be required.

The nonqualified plan is only funded to the extent of benefits paid, which are expected to be $34 million in 2006.

Net Periodic Pension Expense

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2005	2004	2003
Service cost	$129	$115	$107
Interest cost	474	467	469
Expected return on plan assets	(556)	(592)	(598)
Actuarial loss	167	94	57
Amortization of prior service cost	29	27	25

Net periodic pension expense (a)	$243	$111	$60

(a)	Excludes $6.5 million, $3.4 million and $8.3 million in 2005, 2004 and 2003, respectively, in curtailment losses, and $3.6 million, $1.4 million and $6.3 million in 2005, 2004 and 2003, respectively, of special termination benefits, in connection with cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $14.3 million and $0.3 million in 2005 and 2003, respectively, in curtailment losses, and $7.6 million of special termination benefits in 2005 related to certain divestitures recorded in Net losses on sales and impairments of businesses held for sale in the consolidated statement of operations.

The increases in 2005 and 2004 U.S. pension expense were due to increases in the amortization of unrecognized actuarial losses, reductions in the discount rate and a reduction in 2005 in the expected long-term rate of return on plan assets, net of a reduction in 2004 in the assumed rate of future compensation increase.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 87, “Employers’ Accounting for Pensions.” These assumptions are used to calculate benefit obligations as of December 31 of the current year, and pension expense to be recorded in the following year.

Weighted average assumptions used to determine net pension expense for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	3.25%	3.25%	3.75%

Weighted average assumptions used to determine benefit obligations as of December 31, 2005 and 2004, were as follows:

	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	3.25%	3.25%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2006, the Company will use an expected long-term rate of return on plan assets of 8.50%, a discount rate of 5.50% and an assumed rate of compensation increase of 3.25%. The Company estimates that it will record net pension expense of approximately $370 million for its U.S. defined benefit plans in 2006, with the increase from expense of $243 million in 2005 principally reflecting a change in the mortality assumption to use the Retirement Protection Act 2000 table (RP-2000) in 2006 versus the Group Annuity Mortality Table 1983 (GAM83) used in 2005, an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, and a decrease in the assumed discount rate to 5.50% in 2006 from 5.75% in 2005.

The following illustrates the effect on pension expense for 2006 of a 25 basis point decrease in the above assumptions:

In millions	2006
Expense/(Income):
Discount rate	$27
Expected long-term return on plan assets	16
Rate of compensation increase	(6)

Investment Policy / Strategy

Plan assets are invested to maximize returns within prudent levels of risk. The target allocations by asset class are summarized in the following table. Investments are diversified across classes and within each class to minimize risk. The investment policy permits the use of swaps, options, forwards and futures contracts. Periodic reviews are made of investment policy objectives and investment manager performance.

International Paper’s pension plan asset allocations by type of fund at December 31, 2005 and 2004, and target allocations by asset category are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocations	2005	2004
Equity securities	52% – 63%	61%	62%
Debt securities	26% – 34%	28%	27%
Real estate	5% – 10%	9%	8%
Other	2% – 8%	2%	3%

Total		100%	100%

No plan assets were invested in International Paper common stock at December 31, 2005 or 2004.

At December 31, 2005, projected future pension benefit payments are as follows:

In millions
2006	$525
2007	515
2008	517
2009	523
2010	536
2011 – 2015	2,932

Minimum Pension Liability Adjustment

At December 31, 2002, International Paper’s qualified defined benefit pension plan had a prepaid benefit cost of approximately $1.7 billion. At this date, the market value of the plan assets was less than the accumulated benefit obligation (ABO) for this plan. In accordance with the requirements of SFAS No. 87, the prepaid asset was reversed and an additional minimum liability of $2.7 billion was established equal to the shortfall of the market value of plan assets below the ABO plus the prepaid benefit cost. This resulted in an after-tax direct charge to Accumulated other comprehensive income (OCI) of $1.5 billion, with no impact on earnings, earnings per share or cash. This reduction to Shareholders’ equity had no adverse affect on International Paper’s debt covenants.

Strong actual returns on plan assets in the fourth quarter of 2004 increased the market value of plan assets by more than the increase in the ABO, resulting in a reduction in the required additional minimum pension liability. As a result, a credit to after-tax OCI was recognized in the amount of $41 million at December 31, 2004. At December 31, 2005, the change in the mortality assumption increased the ABO by more than plan assets requiring an after-tax charge to OCI of $290 million. International Paper also incurred adjustments to the nonqualified plan additional minimum liabilities and recorded after-tax charges to OCI of $14 million and $8 million, at December 31, 2005 and 2004, respectively.

The following table summarizes the projected and accumulated benefit obligations and fair values of plan assets for the qualified and nonqualified defined benefit plans at December 31, 2005 and 2004:

In millions	2005	2004
Projected benefit obligation	$9,278	$8,294
Accumulated benefit obligation	8,855	7,927
Fair value of plan assets	6,944	6,745

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years as of December 31, 2005) to the extent that they are not offset by gains and losses in subsequent years. Unrecognized actuarial losses shown in the following table were $3.2 billion and $2.6 billion in 2005 and 2004, respectively. While actual future amortization charges will be affected by future gains/losses, the amortization of cumulative unrecognized losses as of December 31, 2005, is expected to increase pension expense by $68 million in 2006, while decreasing expense by $24 million in 2007 and $38 million in 2008.

The following table shows the changes in the benefit obligation and plan assets for 2005 and 2004, and the plans’ funded status and amounts recognized in the consolidated balance sheet as of December 31, 2005 and 2004. The benefit obligation as of December 31, 2005, increased by $984 million, principally as a result of the change in the mortality assumption with a smaller impact from a decrease in the discount rate used in computing the estimated benefit obligation. Plan assets increased by $199 million, principally reflecting higher actual market returns.

In millions	2005	2004
Change in projected benefit obligation:
Benefit obligation, January 1	$8,294	$7,899
Service cost	129	115
Interest cost	474	467
Actuarial loss	833	288
Benefits paid	(515)	(537)
Acquisitions	–	1
Divestitures	(4)	–
Restructuring	4	1
Special termination benefits	11	1
Plan amendments	52	59

Benefit obligation, December 31	$9,278	$8,294

Change in plan assets:
Fair value of plan assets, January 1	$6,745	$6,436
Actual return on plan assets	694	797
Company contributions	20	49
Benefits paid	(515)	(537)

Fair value of plan assets, December 31	$6,944	$6,745

Funded status	$(2,334)	$(1,549)
Unrecognized actuarial loss	3,181	2,632
Unamortized prior service cost	310	330

Prepaid benefit costs	$1,157	$1,413

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(1,911)	$(1,182)
Intangible asset	310	330
Minimum pension liability adjustment included in accumulated other comprehensive income	2,758	2,265

Net amount recognized	$1,157	$1,413

NON-U.S. DEFINED BENEFIT PLANS

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2005	2004	2003
Service cost	$11	$10	$9
Interest cost	12	11	9
Expected return on plan assets	(10)	(8)	(6)
Actuarial loss	2	1	1
Curtailment gain	–	–	(1)
Estimated expenses	–	1	–

Net periodic pension expense (a)	$15	$15	$12

(a)	Excludes $1.7 million of curtailment gains in 2005 related to the divestiture of Maresquel recorded in Net losses on sales and impairments of businesses held for sale in the consolidated statement of operations.

Weighted average assumptions used to determine net pension expense for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.11%	5.43%	5.58%
Expected long-term return on plan assets	6.68%	6.66%	6.75%
Rate of compensation increase	3.32%	3.50%	3.64%

Weighted average assumptions used to determine benefit obligations as of December 31, 2005 and 2004, were as follows:

	2005	2004
Discount rate	4.86%	5.55%
Rate of compensation increase	3.39%	3.58%

The difference between the assumptions used to determine benefit obligations and the assumptions used to determine net pension expense is due to Carter Holt Harvey and Weldwood divestitures being disclosed in the benefit obligation rollforward and not in the net pension expense assumptions.

The following table shows the changes in the benefit obligation and plan assets for 2005 and 2004 and the plans’ funded status and amounts recognized in the consolidated balance sheet as of December 31, 2005 and 2004.

In millions	2005	2004
Change in projected benefit obligation:
Benefit obligation, January 1	$365	$587
Obligations for additional plans	1	9
Service cost	11	10
Interest cost	12	11
Participants’ contributions	3	7
Plan amendments	–	(3)
Divestitures	(121)	(247)
Curtailment gains	(2)	–
Actuarial loss	40	10
Benefits paid	(12)	(41)
Effect of foreign currency exchange rate movements	(21)	22

Benefit obligation, December 31	$276	$365

Change in plan assets:
Fair value of plan assets, January 1	$255	$423
Assets for additional plans	–	2
Actual return on plan assets	30	36
Administrative expenses	–	(3)
Company contributions	16	47
Benefits paid	(12)	(40)
Participants’ contributions	3	7
Divestitures	(108)	(230)
Effect of foreign currency exchange rate movements	(11)	13

Fair value of plan assets, December 31	$173	$255

Funded status	$(103)	$(110)
Unrecognized actuarial loss	57	68
Unrecognized transition asset	(1)	(1)
Unamortized prior service cost	(1)	2

Prepaid benefit costs	$(48)	$(41)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$2	$22
Accrued benefit liability	(93)	(111)
Intangible asset	–	1
Minimum pension liability adjustment included in accumulated other comprehensive income	43	47

Net amount recognized	$(48)	$(41)

The reductions in the benefit obligation and in plan assets in 2005 are mainly due to the sale of CHH. For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $232 million, $207 million, and $127 million, respectively, at December 31, 2005. Plan assets consist principally of common stock and fixed income securities. Adjustments to the non-U.S. plans’ additional minimum liabilities at December 31, 2005, resulted in a debit to OCI of $12 million after taxes, less a credit of $11 million after taxes and minority interest related to the sale of CHH, for a net charge to OCI of $1 million. A credit of $1 million after taxes was recorded to OCI at December 31, 2004.

OTHER PLANS

International Paper sponsors defined contribution plans (primarily 401(k) plans) to provide substantially all U.S. salaried and certain hourly employees of International Paper an opportunity to accumulate personal funds and to provide additional benefits to employees hired after June 30, 2004, for their retirement. Contributions may be made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, International Paper matches the employees’ basic voluntary contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Such contributions to the plans totaled approximately $88 million, $87 million and $95 million for the plan years ending in 2005, 2004 and 2003, respectively. The net assets of these plans were approximately $4.3 billion as of the 2005 plan year-end, including approximately $666 million (15.5%) in International Paper common stock.

NOTE 16 POSTRETIREMENT BENEFITS

U.S. POSTRETIREMENT BENEFITS

International Paper provides certain retiree health care and life insurance benefits covering a majority of U.S. salaried and certain hourly employees. These employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Excluded from company-provided medical benefits are salaried employees whose age plus years of employment with the Company totaled less than 60 as of January 1, 2004. International Paper does not fund these benefits prior to payment and has the right to modify or terminate certain of these plans in the future.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In accordance with FSP FAS 106-2, the effects of the Act on International Paper’s plans have been recorded prospectively beginning July 1, 2004. This resulted in a reduction of net postretirement benefit cost of approximately $8 million and a reduction of the accumulated postretirement benefit obligation (APBO) of approximately $110 million in 2004, which is treated as a reduction of unrecognized actuarial losses that are amortized to expense over the average remaining service period of employees eligible for postretirement benefits. The final regulations for the implementation of the Act were released on January 21, 2005. This resulted in a remeasurement of the plan that reduced net postretirement benefit costs by $14 million and reduced the APBO by $59 million in 2005.

The components of postretirement benefit expense in 2005, 2004 and 2003 were as follows:

In millions	2005	2004	2003
Service cost	$2	$6	$7
Interest cost	38	52	54
Actuarial loss	20	35	23
Amortization of prior service cost	(40)	(40)	(29)

Net postretirement benefit cost (a)	$20	$53	$55

(a)	Excludes $1.8 million, $1.0 million and $5.3 million of curtailment gains in 2005, 2004 and 2003, respectively, and $0.8 million in 2005 and 2004 and $1.3 million in 2003 of special termination benefits related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $4.1 million in curtailment gains in 2005 and $1 million of special termination benefits in 2005 related to certain divestitures recorded in Net losses on sales and impairments of businesses held for sale in the consolidated financial statements.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The discount rates used to determine net cost for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
Discount rate	5.50%	6.00%	6.38%

The weighted average assumptions used to determine the benefit obligation at December 31, 2005 and 2004, were as follows:

	2005	2004
Discount rate	5.50%	5.75%
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2010	2009

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2005, by approximately $35 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2005, by approximately $32 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $2 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2005 and 2004:

In millions	2005	2004
Change in benefit obligation:
Benefit obligation, January 1	$838	$1,000
Service cost	2	6
Interest cost	38	52
Participants' contributions	42	38
Actuarial gain	(100)	(118)
Benefits paid	(136)	(138)
Plan amendments	13	(5)
Divestitures	1	–
Restructuring	3	2
Special termination benefits	2	1

Benefit obligation, December 31	$703	$838

Change in plan assets:
Fair value of plan assets, January 1	$–	$–
Company contributions	94	100
Participants' contributions	42	38
Benefits paid	(136)	(138)

Fair value of plan assets, December 31	$–	$–

Funded status	$(703)	$(838)
Unamortized prior service cost	(167)	(229)
Unrecognized actuarial loss	238	357

Accrued benefit cost	$(632)	$(710)

At December 31, 2005, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts are as follows:

In millions	Benefit Payments	Subsidy Receipts
2006	$87	$(13)
2007	86	(14)
2008	83	(15)
2009	81	(16)
2010	79	(17)
2011 – 2015	352	(90)

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian and Brazilian employees are eligible for retiree health care and life insurance. Net postretirement benefit cost for our non-U.S. plans was $3 million for 2005 and $2 million for 2004. The benefit obligation for these plans was $21 million in 2005 and $20 million in 2004.

NOTE 17 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of nonemployee members of the Board of Directors (Committee) who are not eligible for awards. Also, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 5,135 and 5,435 rights outstanding at December 31, 2005 and 2004, respectively. We also have other performance-based restricted share/unit programs available to senior executives and directors.

International Paper applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our plans. SFAS No. 123(R) will be adopted effective January 1, 2006. As no unvested stock options were outstanding at this date, the Company believes that the adoption will not have a material impact on its consolidated financial statements.

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

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program for approximately 1,250 employees to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-based restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate the vesting of these options. Based on the market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the market value and, accordingly, the Company recorded no expense as a result of this action.

For pro forma disclosure purposes (see Note 1), the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively:

	2005	2004	2003
Initial Options (a)
Risk-Free Interest Rate	3.82%	3.23%	2.46%
Price Volatility	22.65%	24.41%	24.06%
Dividend Yield	2.53%	2.53%	2.71%
Expected Term in Years	3.50	3.50	3.50
Replacement Options (b)
Risk-Free Interest Rate	2.99%	2.14%	1.59%
Price Volatility	21.78%	22.83%	23.70%
Dividend Yield	2.42%	2.30%	2.57%
Expected Term in Years	0.32	1.60	1.75

(a)	The average fair market values of initial option grants during 2005, 2004 and 2003 were $6.78, $6.90 and $5.86, respectively.
(b)	The average fair market values of replacement option grants during 2005, 2004 and 2003 were $2.05, $4.76 and $4.39, respectively.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2005:

	Options (a,b)	Weighted Average Exercise Price
Outstanding at December 31, 2002	37,154,020	$40.11
Granted	11,315,401	37.08
Exercised	(2,778,038)	31.87
Forfeited	(1,823,244)	41.19
Expired	(1,062,311)	51.71

Outstanding at December 31, 2003	42,805,828	39.51
Granted	9,663,303	39.70
Exercised	(4,726,957)	34.60
Forfeited	(1,059,215)	40.86
Expired	(1,248,052)	51.40

Outstanding at December 31, 2004	45,434,907	39.70
Granted	861,827	39.64
Exercised	(602,746)	33.74
Forfeited	(1,607,979)	41.44
Expired	(2,504,411)	43.52

Outstanding at December 31, 2005	41,581,598	$39.49

(a)	The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No. 123. The tandem restricted shares accompanying these options are expensed over their vesting period.
(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Outstanding as of 12/31/05	Weighted Average Exercise Price
$29.31 – $33.80	6,264,472	5.6	$31.77	6,264,472	$31.77
$33.81 – $39.77	19,514,939	6.7	$37.25	19,514,939	$37.25
$39.78 – $45.74	11,113,806	5.9	$41.34	11,113,806	$41.34
$45.75 – $51.71	1,746,895	2.9	$47.42	1,746,895	$47.42
$51.72 – $57.68	213,192	0.8	$54.23	213,192	$54.23
$57.69 – $63.65	2,550,094	3.8	$59.14	2,550,094	$59.14
$63.66 – $66.81	178,200	4.0	$64.70	178,200	$64.70

	41,581,598	6.0	$39.49	41,581,598	$39.49

PERFORMANCE – BASED RESTRICTED SHARES

Under the Restricted Performance Share Program, contingent awards of International Paper common stock are granted by the Committee. Shares are earned on the basis of International Paper’s financial performance over a period of consecutive calendar years as determined by the Committee. Under a Restricted Performance Share Program approved during 2001 and amended in 2004, awards vesting over a three-year period were granted in 2003 and 2004. In 2005, the plan was amended to provide for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. Compensation expense for this variable plan is recorded over the applicable vesting period.

The following summarizes the activity of all performance-based programs for the three years ending December 31, 2005:

Shares
Outstanding at December 31, 2002	1,277,340
Granted (a)	658,155
Issued	(586,237)
Forfeited	(164,803)

Outstanding at December 31, 2003	1,184,455
Granted (a)	1,581,442
Issued	(391,691)
Forfeited	(128,957)

Outstanding at December 31, 2004	2,245,249
Granted (a)	2,831,566
Issued (b)	(519,533)
Forfeited	(361,965)

Outstanding at December 31, 2005	4,195,317

(a)	The weighted average fair value of performance shares granted was $41.56, $42.95 and $35.34 in 2005, 2004 and 2003, respectively.
(b)	Includes 114,177 shares held for payout at the end of the performance period.

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

The following summarizes the activity of the Continuity Award Program for the three years ending December 31, 2005:

Shares
Outstanding at December 31, 2002	238,072
Granted (a)	149,500
Issued	(60,912)
Forfeited (b)	(22,500)

Outstanding at December 31, 2003	304,160
Granted (a)	31,500
Issued	(22,700)
Forfeited (b)	(26,461)

Outstanding at December 31, 2004	286,499
Granted (a)	8,000
Issued	(13,000)
Forfeited (b)	(31,124)

Outstanding at December 31, 2005	250,375

(a)	The weighted average fair value of restricted shares granted was $43.10, $43.20 and $37.20 in 2005, 2004 and 2003, respectively.
(b)	Also includes restricted shares canceled when tandem stock options were awarded. No tandem options were awarded in 2005, 2004 or 2003.

At December 31, 2005 and 2004, a total of 21.1 million and 20.3 million shares, respectively, were available for grant under the LTICP. In 2004, shareholders had approved an additional 14 million shares to be used for grant. In 2003, shareholders had approved an additional 10 million shares to be made available for grant, with 100,000 of these shares reserved specifically for the granting of restricted stock. A total of 12.5 million shares, 14.9 million shares and 2.3 million shares were available for the granting of restricted stock as of December 31, 2005, 2004 and 2003, respectively.

The compensation cost charged to earnings for all the incentive plans under the LTICP was $53 million for 2005 and $29 million for both 2004 and 2003.

International Paper Company

INTERIM FINANCIAL RESULTS (UNAUDITED) (a)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2005
Net Sales	$6,011		$5,916		$6,036		$6,134		$24,097
Gross Margin (b)	1,545		1,501		1,504		1,408		5,958
Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	120	(c)	259	(e)	372	(g)	(165	)(i)	586	(c,e,g,i)
Earnings (Loss) From Discontinued Operations	(31	)(d)	(14	)(d)	281	(d)	5	(d)	241	(d)
Net Earnings (Loss)	77	(c,d)	77	(d,e,f)	1,023	(d,g,h)	(77	)(d,i,j)	1,100	(c-j)
Basic Earnings Per Share of Common Stock
Earnings (Loss) From Continuing Operations	$0.22	(c)	$0.19	(e,f)	$1.53	(g,h)	$(0.17)	(i,j)	$1.77	(c,d-j)
Earnings (Loss) From Discontinued Operations	(0.06	)(d)	(0.03	)(d)	0.58	(d)	0.01	(d)	0.49	(d)
Net Earnings (Loss)	0.16	(c,d)	0.16	(d,e,f)	2.11	(d,g,h)	(0.16	)(d,i,j)	2.26	(c-j)
Diluted Earnings Per Share of Common Stock
Earnings (Loss) From Continuing Operations	$0.22	(c)	$0.19	(e,f)	$1.48	(g,h)	$(0.17)	(i,j)	$1.74	(c,d-j)
Earnings (Loss) From Discontinued Operations	(0.06	)(d)	(0.03	)(d)	0.55	(d)	0.01	(d)	0.47	(d)
Net Earnings (Loss)	0.16	(c,d)	0.16	(d,e,f)	2.03	(d,g,h)	(0.16	)(d,i,j)	2.21	(c-j)
Dividends Per Share of Common Stock	0.25		0.25		0.25		0.25		1.00
Common Stock Prices
High	$42.59		$37.92		$35.05		$34.90		$42.59
Low	35.67		30.16		29.45		26.97		26.97

2004
Net Sales	$5,623		$5,703		$6,016		$6,017		$23,359
Gross Margin (b)	1,412		1,515		1,604		1,603		6,134
Earnings From Continuing Operations Before Income Taxes and Minority Interest	85	(k)	112	(m)	333	(o)	194	(p)	724	(k,m,o,p)
Earnings (Loss) From Discontinued Operations	25	(l)	156	(l)	(685	)(l)	13	(l)	(491	)(l)
Net Earnings (Loss)	73	(k,l)	193	(l,m,n)	(470	)(l,o)	169	(l,p)	(35	)(k-p)
Basic Earnings Per Share of Common Stock
Earnings From Continuing Operations	$0.10	(k)	$0.08	(m,n)	$0.44	(o)	$0.32	(p)	$0.94	(k,m-p)
Earnings (Loss) From Discontinued Operations	0.05	(l)	0.32	(l)	(1.41	)(l)	0.03	(l)	(1.01	)(l)
Net Earnings (Loss)	0.15	(k,l)	0.40	(l,m,n)	(0.97	)(l,o)	0.35	(l,p)	(0.07	)(k-p)
Diluted Earnings Per Share of Common Stock
Earnings From Continuing Operations	$0.10	(k)	$0.08	(m,n)	$0.44	(o)	$0.32	(p)	$0.93	(k,m-p)
Earnings (Loss) From Discontinued Operations	0.05	(l)	0.32	(l)	(1.35	)(l)	0.03	(l)	(1.00	)(l)
Net Earnings (Loss)	0.15	(k,l)	0.40	(l,m,n)	(0.91	)(l,o)	0.35	(l,p)	(0.07	)(k-p)
Dividends Per Share of Common Stock	0.25		0.25		0.25		0.25		1.00
Common Stock Prices
High	$45.01		$44.81		$44.65		$42.52		$45.01
Low	39.80		37.91		38.22		37.12		37.12

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	All periods presented have been restated to reflect the Carter Holt Harvey Limited business and the Weldwood of Canada Limited business as Discontinued operations.
(b)	Gross margin represents net sales less cost of products sold.
(c)	Includes a $24 million charge before taxes ($15 million after taxes) for losses on early extinguishment of debt and a $79 million charge before taxes ($52 million after taxes) for estimated losses of businesses held for sale.
(d)	Includes net income of CHH prior to its sale in the third quarter of 2005. Also included in the 2005 third quarter is a gain of $29 million before taxes ($361 million after taxes) from the sale of CHH.
(e)	Includes a $31 million charge before taxes ($19 million after taxes) for organizational restructuring charges, a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a $19 million pre-tax credit ($12 million after taxes) for net adjustments of losses on businesses previously sold, and interest income of $11 million before taxes ($7 million after taxes) related to the collection of a note receivable from a 2001 sale.
(f)	Includes an $82 million increase in the income tax provision, including approximately $79 million for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004.
(g)	Includes a $44 million charge before taxes ($32 million after taxes) for organizational restructuring charges, a pre-tax charge of $26 million ($16 million after taxes) for losses on early extinguishment of debt, a pre-tax credit of $188 million ($109 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a net charge of $5 million before taxes ($3 million after taxes) for adjustments of losses on businesses previously sold, a $3 million pre-tax credit ($2 million after taxes) for the net adjustment of previously provided reserves, and interest income of $43 million before taxes ($26 million after taxes) relating to a tax audit agreement.
(h)	Includes a $517 million net reduction of the income tax provision, including a credit of $553 million from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a charge of $21 million related to cash repatriations from non-U.S. subsidiaries, and a charge of $15 million relating to a change in Ohio state tax laws.
(i)	Includes a $199 million charge before taxes ($123 million after taxes) for organizational restructuring charges associated with the Company’s previously announced Transformation Plan, a $27 million charge before taxes ($16 million after taxes) for legal reserves, a $7 million charge before taxes ($4 million after taxes) for losses on early debt extinguishment, a $35 million pretax credit ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a pretax charge of $46 million ($30 million after taxes) for adjustments of estimated losses on businesses sold or held for sale, and a $1 million credit for adjustments of previously provided reserves.
(j)	Includes an $11 million tax benefit, reflecting a $74 million favorable adjustment from the finalization of the Company’s 1997 through 2000 U.S. federal income tax audit, a $43 million provision for deferred taxes related to earnings being repatriated under the American Jobs Creation Act of 2004, and $20 million of other tax charges.
(k)	Includes a $14 million charge before taxes ($9 million after taxes) for organizational restructuring programs, a $16 million charge before taxes ($10 million after taxes) for losses on early debt extinguishment, a credit of $9 million before taxes ($6 million after taxes) to adjust estimated gains/losses of businesses previously sold, and a credit of $7 million before taxes ($4 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.
(l)	Includes net income of Weldwood of Canada, Limited, and CHH prior to their sales. Also included in the 2004 second quarter is a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) from the sale of the CHH Tissue business in the 2004 third quarter, and a charge of $306 million before taxes ($716 million after taxes) to write down the assets of Weldwood to their estimated net realizable value. The 2004 fourth quarter also includes a charge of $17 million before taxes ($5 million credit after taxes) to adjust the loss on the sale of Weldwood.
(m)	Includes a $32 million charge before taxes ($20 million after taxes) for organizational restructuring programs, a $65 million charge before taxes ($40 million after taxes) for losses on early debt extinguishment, a charge of $31 million before taxes ($29 million after taxes) for estimated losses of businesses held for sale, and a credit of $6 million before taxes ($3 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

(n)	Includes a $32 million increase in the income tax provision reflecting an adjustment of deferred tax balances.
(o)	Includes an $18 million charge before taxes ($11 million after taxes) for organizational restructuring programs, a charge of $8 million before taxes ($5 million after taxes) for losses on early debt extinguishment, a credit of $103 million before taxes ($64 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a net charge of $38 million before and after taxes for estimated losses of businesses sold or held for sale, and a credit of $6 million before taxes ($4 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.
(p)	Includes a $10 million charge before taxes ($6 million after taxes) for litigation settlements, a $3 million charge before taxes ($2 million after taxes) for losses on early debt extinguishment, a credit of $20 million before taxes ($12 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a charge of $79 million before taxes ($64 million after taxes) for estimated losses of businesses sold or held for sale, and a credit of $17 million before taxes ($11 million after taxes) for the net reversal of restructuring and realignment reserves no longer required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures:

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by the management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition. These controls are designed to provide reasonable assurance to management and the Board of Directors regarding preparation of reliable published financial statements and such asset safeguarding, and the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements; and
•	provide reasonable assurance as to the detection of fraud.

All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance as to such financial statement preparation and asset safeguarding. The system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

As of December 31, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on page 38, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2005.

In making this assessment, we used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by us. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Our management’s assessment of our internal control over financial reporting has been audited by Deloitte & Touche LLP, as stated in their report included herein.

Management’s Process to Assess the Effectiveness of Internal Control Over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we followed a comprehensive compliance process across the enterprise to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may report suspected violations of law or our policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of super -

visory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit and Finance Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of four independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

Changes in Internal Control over Financial Reporting

The Company has ongoing initiatives to standardize and upgrade its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

During the fourth quarter of 2005, the Company transitioned certain support activities for selected mainframe and AS400 legacy information systems to a third-party service provider. Based on post-transition testing, management believes the necessary procedures are in place to maintain effective internal controls over financial reporting for these support services.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(h) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 3 and 4 in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.”

Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and until the election of successors, subject to removal by the Board.

The Company’s Code of Business Ethics (Code) is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. No amendments or waivers of the Code have occurred. We intend to disclose any amendments to our Code and any waivers from a provision of our Code granted to our directors, chief executive officer and senior financial officers on our Internet Web site within five business days following such amendment or waiver.

We make available free of charge on our Internet Web site at www.internationalpaper.com, and in print to any shareholder who requests them, our Corporate Governance Principles, our Code of Business Ethics and the Charters of our Audit and Finance Committee, Management Development and Compensation Committee, Governance Committee and Public Policy and Environment Committee. Requests for copies may be directed to the corporate secretary at our corporate headquarters.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A description of the security ownership of certain beneficial owners and management and equity compensation plan information is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of certain relationships and related transactions is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees paid to, and services rendered by, our principal accountant, and our policies and procedures for pre-approving those services, is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

PART IV.

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

Additional Financial Data

2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2005, 2004 and 2003 . . . 88

Consolidated Schedule: II-Valuation and Qualifying Accounts. . . . . . . . . . .89

(3)	Exhibits:

(3.1)	Form of Restated Certificate of Incorporation of International Paper Company (incorporated by reference to the Company’s Report on Form 8-K dated November 20, 1990, File No. 1-3157).

(3.2)	Certificate of Amendment to the Certificate of Incorporation of International Paper Company (incorporated herein by reference to Exhibit (3) (i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-3157).

(3.3)	Certificate of Amendment of the Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-3157).

(3.4)	By-laws of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-3157).

(4.1)	Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company’s registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

(4.2)	Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.3)	Floating Rate Notes Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.4)	8% Notes Due July 8, 2003 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.5)	8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.6)	Form of new 8 1/8% Notes due July 8, 2005, (incorporated by reference to Exhibit 4.1 to International Paper Company’s Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.7)	Zero Coupon Convertible Senior Debentures due June 20, 2021, (incorporated by reference to Exhibit 4.2 to International Paper Company’s Registration Statement on Form S-3 dated June 20, 2001, as amended September 7, 2001, October 31, 2001, and January 16, 2002, File No. 333-69082).

(4.8)	6.75% Notes due 2011 Supplemental Indenture between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-3157).

(4.9)	4.25% Notes due 2009 and 5.50% Notes due 2014 Supplemental Indenture dates as of December 15, 2003, between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).

(4.10)	4.00% Notes due 2010 and 5.25% Notes due 2016 Supplemental Indenture, dated as of March 18, 2004, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated March 19, 2004, File No. 1-3157).

(4.11)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated Long-Term Incentive Compensation Plan, as of February 2, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-Q dated February 11, 2005, File No. 1-3157).

(10.2)	Form of Confidentiality and Non-Competition Agreement entered into by Company employees who may receive restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

(10.3)	Management Incentive Plan, amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-3157).

(10.4)	Form of individual non-qualified stock option agreement under the Company’s Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.5)	Form of individual executive continuity award under the Company Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.6a)	Form of Change of Control Agreement—Tier I (incorporated by reference to Exhibit 10.8b to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(10.6b)	Form of Change of Control Agreement—Tier II (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(10.7)	Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-3157).

(10.8)	Amendment to Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 17, 2006, File No. 1-3157).

(10.9)	International Paper Company Deferred Compensation Savings Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.10)	International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.11)	$1.5 Billion 3-Year Credit Agreement dated as of March 6, 2003 between International Paper Company, the Lenders Party thereto, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

(10.12)	5-Year Credit Agreement, dated as of March 30, 2004, between International Paper Company, the lenders party thereto, Bank of America, N.A., as syndication agent, BNP Paribas, Citibank, N.A. and Deutsche Bank Securities, Inc., as Co-Documentation Agents, J.P. Morgan Securities Inc., and Banc of America Securities LLC, as Lead Arrangers and Joint Bookrunners, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 2, 2004, File No. 1-3157).

(10.13)	Amended and Restated Credit and Security Agreement dated as of November 17, 2004, among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Conduits from Time to Time Party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JP Morgan Chase Bank, N.A., as Prefco Agent, BNP Paribas, Acting through its New York Branch, as StarBird Agent, Citicorp North America, Inc., as CAFCO Agent and Wachovia Bank, National Association as Blue Ridge Agent and as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company’s Report on Form 8-K/A dated December 9, 2004, File No. 1-3157).

(10.14)	EUR500 million 5-year credit facility, dated as of August 6, 2004, among the Company, as Guarantor, International Paper Investments (France) S.A.S., a French wholly-owned subsidiary of the Company, as Borrower, BNP Paribas, Barclays Capital, and ABN AMRO N.V., as mandated lead arrangers, certain financial institutions named therein and BNP Paribas, as facility agent.

(10.15)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).

(10.16)	Agreement dated November 21, 2005, U.S. $800,000,000 Credit Facilities for International Paper Investments (Luxembourg) S.ar.l., arranged by ABN AMRO Bank N.V., The Bank of Tokyo-Mitsubishi Ltd., New York Branch, BNP Paribas, Citigroup Global Markets Limited and Deutsche Bank AG, London Branch, with BNP Paribas as Facility Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 23, 2005, File No. 1-3157).

(11)	Statement of Computation of Per Share Earnings.

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(21)	List of Subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (contained on the signature page).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Marianne M. Parrs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(99.2)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders of

International Paper Company

Stamford, Connecticut

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 2, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York

March 2, 2006 – Tentative Date

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2005
Description	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$124	$18	$–	$(32	)(a)	$110
Restructuring reserves	–	106	–	(66	)(b)	40

	For the Year Ended December 31, 2004
Description	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$132	$18	$–	$(26	)(a)	$124
Restructuring reserves	81	64	–	(145	)(b)	–

	For the Year Ended December 31, 2003
Description	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$163	$19	$–	$(50	)(a)	$132
Restructuring reserves	104	152	–	(175	)(b)	81

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.
(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2006

INTERNATIONAL PAPER COMPANY

By:	/S/ MAURA A. SMITH
Maura A. Smith Senior Vice President, General Counsel and Corporate Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maura A. Smith and Nicole S. Jones, jointly and severally, as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	March 6, 2006

/S/ MARTHA FINN BROOKS Martha Finn Brooks	Director	March 6, 2006

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	March 6, 2006

/S/ JAMES A. HENDERSON James A. Henderson	Director	March 6, 2006

/S/ W. CRAIG MCCLELLAND W. Craig McClelland	Director	March 6, 2006

/S/ DONALD F. MCHENRY Donald F. McHenry	Director	March 6, 2006

/S/ JOHN F. TURNER John F. Turner	Director	March 6, 2006

Signature	Title	Date

/S/ WILLIAM G. WALTER William G. Walter	Director	March 6, 2006

/S/ ALBERTO WEISSER Alberto Weisser	Director	March 6, 2006

/S/ MARIANNE M. PARRS Marianne M. Parrs	Executive Vice President and Chief Financial Officer	March 6, 2006

/S/ ROBERT J. GRILLET Robert J. Grillet	Vice President – Finance and Controller	March 6, 2006

2005 Listing of Facilities
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Terre Haute, Indiana	King’s Mountain, North Carolina
	Mansfield, Louisiana	Statesville, North Carolina
Business Papers, Coated Papers,	Pineville, Louisiana	Bethesda, Ohio leased
and Pulp	Vicksburg, Mississippi	Cincinnati, Ohio
U.S.:	International:	Newark, Ohio
Courtland, Alabama	Hong Kong, China	Solon, Ohio
Selma, Alabama	Arles, France	Wooster, Ohio
(Riverdale Mill)	Kenitra, Morocco	Eighty-four, Pennsylvania
Pine Bluff, Arkansas		Lancaster, Pennsylvania
Ontario, California leased	Corrugated Container	Mount Carmel, Pennsylvania
(C & D Center)	U.S.:	Washington, Pennsylvania
Cantonment, Florida	Bay Minette, Alabama	Georgetown, South Carolina
(Pensacola Mill)	Decatur, Alabama	Laurens, South Carolina
Augusta, Georgia	Dothan, Alabama leased	Spartanburg, South Carolina
Bastrop, Louisiana	Conway, Arkansas	Morristown, Tennessee
(Louisiana Mill)	Fordyce, Arkansas leased	Murfreesboro, Tennessee
Springhill, Louisiana	Jonesboro, Arkansas	Dallas, Texas
(C & D Center)	Russellville, Arkansas	Edinburg, Texas (2 locations)
Bucksport, Maine	Carson, California	El Paso, Texas
Jay, Maine	Hanford, California	Ft. Worth, Texas
(Androscoggin Mill)	Modesto, California	San Antonio, Texas
Quinnesec, Michigan	San Leandro, California leased	Chesapeake, Virginia
Sturgis, Michigan	Stockton, California	Richmond, Virginia
(C & D Center)	Vernon, California	Cedarburg, Wisconsin
Sartell, Minnesota	Putnam, Connecticut	Fond du Lac, Wisconsin
Ticonderoga, New York	Auburndale, Florida	International:
Riegelwood, North Carolina	Jacksonville, Florida leased	Las Palmas, Canary Islands
Hazleton, Pennsylvania	Lake Wales, Florida	Tenerife, Canary Islands
(C & D Center)	Forest Park, Georgia	Rancagua, Chile
Eastover, South Carolina	Savannah, Georgia	Beijing, China
Georgetown, South Carolina	Stockbridge, Georgia leased	Chengdu, China
Sumter, South Carolina	Bedford Park, Illinois leased	Dalian, China
(C & D Center)	Chicago, Illinois	Guangzhou, China
Franklin, Virginia (2 locations)	Des Plaines, Illinois	Shenyang, China
International:	Litchfield, Illinois leased	Tianjin, China
Arapoti, Parana, Brazil	Northlake, Illinois	Arles, France
Mogi Guacu, São Paulo, Brazil	Fort Wayne, Indiana	Chalon-sur-Saone, France
Maresquel, France	Hartford City, Indiana	Creil, France
Saillat, France	Portland, Indiana leased	LePuy, France
Kwidzyn, Poland	Lexington, Kentucky	Mortagne, France
Svetogorsk, Russia	Lafayette, Louisiana	Guadeloupe, French West Indies
Inverurie, Scotland	Shreveport, Louisiana	Asbourne, Ireland
	Springhill, Louisiana	Bellusco, Italy
INDUSTRIAL AND CONSUMER	Auburn, Maine	Catania, Italy
PACKAGING	Brownstown, Michigan	Pomezia, Italy
	Howell, Michigan	San Felice, Italy
INDUSTRIAL PACKAGING	Kalamazoo, Michigan	Agadir, Morocco
	Minneapolis, Minnesota	(2 locations)
Containerboard	Houston, Mississippi	1 leased
U.S.:	Kansas City, Missouri	Casablanca, Morocco
Prattville, Alabama	North Kansas City, Missouri leased	Kenitra, Morocco
Savannah, Georgia	Geneva, New York	Alcala, Spain leased

Almeria, Spain	D.N. Ashrat, Israel	International:
Barcelona, Spain	Mexico City, Mexico	Mexico (20 locations)
Bilbao, Spain		all leased
Gandia, Spain	Shorewood Packaging
Valladolid, Spain	U.S.:	FOREST PRODUCTS
Chonburi, Thailand	Waterbury, Connecticut
Thrapston, United Kingdom	Indianapolis, Indiana	Forest Resources
Winsford, United Kingdom	Louisville, Kentucky	U.S.:
	Edison, New Jersey	Approximately 6.5 million acres
Kraft Paper	Harrison, New Jersey leased	in the South and North
Courtland, Alabama	West Deptford, New Jersey	International:
Bastrop, Louisiana	Hendersonville, North Carolina	Approximately 1.3 million
Roanoke Rapids, North Carolina	Weaverville, North Carolina	acres in Brazil
Franklin, Virginia	Springfield, Oregon
	Danville, Virginia	Wood Products
CONSUMER PACKAGING	Newport News, Virginia	U.S.:
	Roanoke, Virginia	Chapman, Alabama
Bleached Board	International:	Citronelle, Alabama
Pine Bluff, Arkansas	Brockville, Ontario, Canada	Maplesville, Alabama
Augusta, Georgia	Smith Falls, Ontario, Canada	Opelika, Alabama
Riegelwood, North Carolina	Toronto, Ontario, Canada	Thorsby, Alabama
Prosperity, South Carolina	Guangzhou, China	Gurdon, Arkansas
Texarkana, Texas	Sacheon, South Korea	Leola, Arkansas
	Ebbw Vale, Wales, United Kingdom	McDavid, Florida
Beverage Packaging		Whitehouse, Florida
U.S.:	DISTRIBUTION	Augusta, Georgia
Turlock, California		Folkston, Georgia
Plant City, Florida	xpedx	Meldrim, Georgia
Cedar Rapids, Iowa	U.S.:	Springhill, Louisiana
Framingham, Massachusetts	Stores Group	Wiggins, Mississippi
Kalamazoo, Michigan	Chicago, Illinois	Joplin, Missouri
Raleigh, North Carolina	137 locations nationwide	Armour, North Carolina
International:	128 leased	Seaboard, North Carolina
London, Ontario, Canada	South Central Region	Johnston, South Carolina
Longueuil, Quebec, Canada leased	Greensboro, North Carolina	Newberry, South Carolina
Shanghai, China	34 branches in the Southeast States	Sampit, South Carolina
Santiago, Dominican Republic	and Ohio	Camden, Texas
San Salvador, El Salvador leased	21 leased	Corrigan, Texas
Ashrat, Israel	Midwest Region	Henderson, Texas
Fukusaki, Japan	Denver, Colorado	New Boston, Texas
Jeddah, Saudi Arabia	33 branches in the Great Lakes,	Franklin, Virginia
Seoul, South Korea	Mid-America, Rocky Mountain
Taipei, Taiwan	and South Plain States	International:
Guacara, Venezuela	20 leased	Santana, Amapa, Brazil
	West Region	Arapoti, Parana, Brazil
Foodservice	Downey, California
U.S.:	25 branches in the	SPECIALTY BUSINESSES AND OTHER
Visalia, California	Northwest and Pacific States
Shelbyville, Illinois	19 leased	Chemicals
Kenton, Ohio	Northeast Region	U.S.:
International:	Hartford, Connecticut	Panama City, Florida
Brisbane, Australia	21 branches in the New England	Pensacola, Florida
Shanghai, China	and Middle Atlantic States	Port St. Joe, Florida
Bogota, Columbia	16 leased	Savannah, Georgia
Chesire, England		Valdosta, Georgia
Dover, Ohio

International:
Oulu, Finland
Niort, France
Sandarne, Sweden
Bedlington, United Kingdom
Chester-le-Street, United Kingdom

Chocolate Bayou Water Company
Alvin, Texas

IP Mineral Resources
Houston, Texas leased

Polyrey
Couze, France
Ussel, France

2005 CAPACITY INFORMATION

(in thousands of short tons)	U.S.		Europe	Americas, other than U.S	Total
Printing Papers
Uncoated Freesheet (1)	3,700		1,290	447	5,437
Bristols	835		—	—	835
Uncoated Papers and Bristols	4,535		1,290	447	6,272
Coated Freesheet	700		—	—	700
Coated Groundwood	1,200		—	221	1,421
Total Coated Papers	1,900		—	221	2,121
Uncoated Groundwood (SC Paper)	100		—	—	100
Total Coated & SC Papers	2,000		—	221	2,221
Dried Pulp	1,325		228	13	1,566
Newsprint	—		123	—	123

Total Printing Papers	7,860		1,641	681	10,182

Industrial Packaging
Containerboard	4,600		180	—	4,780
Kraft Paper	515		—	—	515

	5,115		180	—	5,295
Consumer Packaging
Bleached Board	1,800		252	—	2,052

Total Packaging	6,915		432	—	7,347

Forest Products

U.S. Wood Business	(Units - MM	)
21 Lumber mills (bd. ft.)	2,507
5 Plywood mills (sq. ft. 3/8" basis)	1,587
1 Laminated Veneer Lumber mill (cubic ft.)	3
2 Pole plants (cubic ft.)	4

Forest Resources	(M Acres	)
We own, manage or have an interest in more than 8 million
acres of forestlands worldwide. These forestlands and
associated acres are located in the following regions:
South	5,701
North	826

Total U.S.	6,527
Brazil	1,282

Total	7,809
We have harvesting rights in:
Russia	502

Total	502

(1)	Reflects the shutdown of paper machines in Bastrop, Louisiana, Pensacola, Florida and Jay, Maine.

A-4