Form 10-K/A
period 2005-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2006-03-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2006 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2005, filed on March 6, 2006. Due to a clerical error, the opinions of Deloitte & Touche LLP included with the Form 10-K contained the word “tentative” next to the signature line. The Company is filing this Amendment to correct this and other non-substantive clerical errors. The Amendment is otherwise identical to the Form 10-K.

INTERNATIONAL PAPER COMPANY

Index to Annual Report on Form 10-K/A

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

You can find discussions of restructuring charges and other special items on pages 15 and 16 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K/A, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our Internet Web site at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our Web site is not incorporated by reference into this Form 10-K/A and should not be considered part of this or any other report that we filed with or furnished to the SEC.

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

Paul Herbert, 56, senior vice president-strategic initiatives since 2005. He previously served as senior vice president-printing and communications papers from 2000 to 2005. Mr. Herbert joined International Paper in 1992.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature, may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Below, we have listed specific risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM  1A. RISK FACTORS

In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K/A (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), or in the Company’s other filings with the Securities and Exchange Commission, the following are some important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement.

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

International Paper Company

ITEM  6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2005		2004		2003		2002		2001
RESULTS OF OPERATIONS
Net sales	$24,097		$23,359		$22,138		$22,359		$24,010
Costs and expenses, excluding interest	22,918		21,925		21,148		21,306		24,373
Earnings (loss) from continuing operations before
income taxes and minority interest	586	(b)	724	(e)	285	(h)	340	(k)	(1,226	)(n)
Minority interest expense, net of taxes	12		26		83		47		144
Discontinued operations	241	(c)	(491	)(f)	57		(247)		(8)
Extraordinary items	–		–		–		–		(46	)(o)
Cumulative effect of accounting changes	–		–		(13	)(i)	(893	)(l)	(17	)(o)
Net earnings (loss)	1,100	(b-d)	(35	)(e-g)	302	(h-j)	(880	)(k-m)	(1,204	)(n,o)
Earnings (loss) applicable to common shares	1,100	(b-d)	(35	)(e-g)	302	(h-j)	(880	)(k-m)	(1,204	)(n,o)

FINANCIAL POSITION
Working capital	$2,565		$5,252		$4,908		$4,850		$4,691
Plants, properties and equipment, net	11,801		12,216		12,138		12,319		13,129
Forestlands	2,190		2,157		2,332		2,402		2,923
Total assets	28,771		34,217		35,525		33,792		37,177
Notes payable and current maturities of long-term debt	1,181		222		1,776		–		832
Long-term debt	11,023		13,632		13,127		12,329		11,751
Common shareholders’ equity	8,351		8,254		8,237		7,374		10,291

BASIC PER SHARE OF COMMON STOCK –
Earnings (loss) from continuing operations	$1.77		$0.94		$0.54		$0.54		$(2.35)
Discontinued operations (c)	0.49		(1.01)		0.12		(0.51)		(0.02)
Extraordinary items	–		–		–		–		(0.09)
Cumulative effect of accounting changes	–		–		(0.03)		(1.86)		(0.04)
Net earnings (loss)	2.26		(0.07)		0.63		(1.83)		(2.50)
DILUTED PER SHARE OF COMMON STOCK –
Earnings (loss) from continuing operations	$1.74		$0.93		$0.53		$0.54		$(2.35)
Discontinued operations (c)	0.47		(1.00)		0.13		(0.51)		(0.02)
Extraordinary items	–		–		–		–		(0.09)
Cumulative effect of accounting changes	–		–		(0.03)		(1.85)		(0.04)
Net earnings (loss)	2.21		(0.07)		0.63		(1.82)		(2.50)

Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	17.03		16.93		16.97		15.21		21.25

COMMON STOCK PRICES
High	$42.59		$45.01		$43.32		$46.19		$43.25
Low	26.97		37.12		33.09		31.35		30.70
Year-end	33.61		42.00		43.11		34.97		40.35

FINANCIAL RATIOS
Current ratio	1.5		1.7		1.5		1.7		1.6
Total debt to capital ratio	58.8		62.1		63.0		61.2		54.1
Return on equity	13.2	(b-d)	(0.4	)(e-g)	3.9	(h-j)	(8.8	)(k-l)	(10.6	)(n,o)
Return on investment from continuing operations	5.2	(b-d)	3.7	(e-g)	2.9	(h-j)	2.7	(k,l)	(1.6	)(n)

CAPITAL EXPENDITURES	$1,172		$1,213		$1,031		$913		$937

NUMBER OF EMPLOYEES	68,700		79,400		82,800		91,000		100,100

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of four independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. A copy of the charter will be included in the Company’s Proxy Statement relating to the annual meeting of shareholders in 2006. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2005, including critical accounting policies and significant management judg- ments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K/A will be set forth in our Proxy Statement.

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

March 2, 2006

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

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2005 and 2004.

In millions	Balance January 1, 2005	Other(a)	Additions / Reductions			Balance December 31, 2005
Printing Papers	$2,876	$3	$–			$2,879
Industrial Packaging	591	18	67	(b	)	676
Consumer Packaging	1,014	(28)	1	(c	)	987
Distribution	299	–	–			299
Forest Products	190	1	–			191
Corporate	24	–	(13)	(d	)	11

Total	$4,994	$(6)	$55			$5,043

(a)	Includes reclassifications and the effects of foreign currency translations
(b)	Includes the effects of the completion of the accounting for the acquisition of Box USA ($23 million), the acquisition of Compagnie Marocaine des Cartons et des Papiers ($12 million) and the acquisition of a 50% interest in International Paper Distribution Limited ($38 million), offset by the effects of the sale of the Industrial Papers business ($6 million)
(c)	Includes the effects of the acquisitions of a 20% minority interest in Shorewood EPC Europe Ltd. ($5 million), and a 20% minority interest in IP Korea ($1 million), offset by the reclassification of IP Pty Australia Ltd. to equity method investments ($5 million)
(d)	Includes the effects of the sale of the Fine Papers business

In millions	Balance January 1, 2004		Other(b)	Additions/ Reductions		Balance December 31, 2004
Printing Papers	$2,878		$1	$(3	)(c)	$2,876
Industrial Packaging	345		8	238(d	)	591
Consumer Packaging	1,016		1	(3	)(e)	1,014
Distribution	334		1	(36	)(f)	299
Forest Products	190(a	)	–	–		190
Corporate	30		(6)	–		24

Total	$4,793		$5	$196		$4,994

(a)	Restated for the reclassification of Weldwood to Discontinued operations
(b)	Represents the effects of foreign currency translations and reclassifications from other long-term assets
(c)	Represents the reclassification of the goodwill of Fine Papers to Assets of businesses held for sale
(d)	Includes the effects of the acquisition of Box USA ($238 million) offset by the sale of Food Pack S.A. ($3 million)
(e)	Includes the effects of the sale of Food Pack S.A.
(f)	Represents the effects of the sale of Scaldia Papier B.V. ($23 million) and the reclassification of the goodwill of Papeteries de France to Assets of businesses held for sale ($12 million)

The following table presents an analysis of activity related to asset retirement obligations since January 1, 2004:

In millions	2005	2004
Asset retirement obligation at January 1	$41	$48
New liabilities	12	6
Liabilities settled	(6)	(8)
Net adjustments to existing liabilities	(2)	(6)
Accretion expense	2	1

Asset retirement obligation at December 31	$47	$41

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances for the years ended December 31, 2005 and 2004:

In millions	2005	2004
Balance, beginning of year	$188	$528
Reclassification of limited partnership interests to debt	–	(338)
Interest of CHH in an IP consolidated subsidiary	17	–
Dividends paid	(11)	(25)
Minority interest expense	12	26
Other, net	5	(3)

Balance, end of year	$211	$188

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(h) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 3 and 4 in Part I of this Form 10-K/A under the caption, “Executive Officers of the Registrant.”

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

Additional Financial Data

2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2005, 2004 and 2003 . . . 88

Consolidated Schedule: II-Valuation and Qualifying Accounts. . . . . . . . . . .89

(3)	Exhibits:

(3.1)	Form of Restated Certificate of Incorporation of International Paper Company (incorporated by reference to the Company’s Report on Form 8-K dated November 20, 1990, File No. 1-3157).

(3.2)	Certificate of Amendment to the Certificate of Incorporation of International Paper Company (incorporated herein by reference to Exhibit (3) (i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-3157).

(3.3)	Certificate of Amendment of the Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-3157).

(3.4)	By-laws of the Company, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-3157).

(4.1)	Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company’s registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

(4.2)	Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.3)	Floating Rate Notes Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.4)	8% Notes Due July 8, 2003 Supplemental Indenture, dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.5)	8 1/8% Notes Due July 8, 2005 Supplemental Indenture dated as of June 14, 2000, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to International Paper’s Report on Form 8-K filed on June 29, 2000, File No. 1-3157).

(4.6)	Form of new 8 1/8% Notes due July 8, 2005, (incorporated by reference to Exhibit 4.1 to International Paper Company’s Registration Statement on Form S-4 dated October 23, 2000, as amended November 15, 2000, File No. 333-48434).

(4.7)	Zero Coupon Convertible Senior Debentures due June 20, 2021, (incorporated by reference to Exhibit 4.2 to International Paper Company’s Registration Statement on Form S-3 dated June 20, 2001, as amended September 7, 2001, October 31, 2001, and January 16, 2002, File No. 333-69082).

(4.8)	6.75% Notes due 2011 Supplemental Indenture between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-3157).

(4.9)	4.25% Notes due 2009 and 5.50% Notes due 2014 Supplemental Indenture dates as of December 15, 2003, between International Paper Company and The Bank of New York (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).

(4.10)	4.00% Notes due 2010 and 5.25% Notes due 2016 Supplemental Indenture, dated as of March 18, 2004, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated March 19, 2004, File No. 1-3157).

(4.11)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated Long-Term Incentive Compensation Plan, as of February 2, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-Q dated February 11, 2005, File No. 1-3157).

(10.2)	Form of Confidentiality and Non-Competition Agreement entered into by Company employees who may receive restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

(10.3)	Management Incentive Plan, amended and restated as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-3157).

(10.4)	Form of individual non-qualified stock option agreement under the Company’s Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).

(10.5)	Form of individual executive continuity award under the Company Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).

(10.6a)	Form of Change of Control Agreement—Tier I (incorporated by reference to Exhibit 10.8b to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(10.6b)	Form of Change of Control Agreement—Tier II (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(10.7)	Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-3157).

(10.8)	Amendment to Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on February 17, 2006, File No. 1-3157).

(10.9)	International Paper Company Deferred Compensation Savings Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.10)	International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Form 10K/A for the year 2000 dated January 16, 2002, File No. 1-3157).

(10.11)	$1.5 Billion 3-Year Credit Agreement dated as of March 6, 2003 between International Paper Company, the Lenders Party thereto, Citibank, N.A., as Syndication Agent, Bank of America, N.A., BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-3157).

(10.12)	5-Year Credit Agreement, dated as of March 30, 2004, between International Paper Company, the lenders party thereto, Bank of America, N.A., as syndication agent, BNP Paribas, Citibank, N.A. and Deutsche Bank Securities, Inc., as Co-Documentation Agents, J.P. Morgan Securities Inc., and Banc of America Securities LLC, as Lead Arrangers and Joint Bookrunners, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 2, 2004, File No. 1-3157).

(10.13)	Amended and Restated Credit and Security Agreement dated as of November 17, 2004, among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Conduits from Time to Time Party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JP Morgan Chase Bank, N.A., as Prefco Agent, BNP Paribas, Acting through its New York Branch, as StarBird Agent, Citicorp North America, Inc., as CAFCO Agent and Wachovia Bank, National Association as Blue Ridge Agent and as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company’s Report on Form 8-K/A dated December 9, 2004, File No. 1-3157).

(10.14)	EUR500 million 5-year credit facility, dated as of August 6, 2004, among the Company, as Guarantor, International Paper Investments (France) S.A.S., a French wholly-owned subsidiary of the Company, as Borrower, BNP Paribas, Barclays Capital, and ABN AMRO N.V., as mandated lead arrangers, certain financial institutions named therein and BNP Paribas, as facility agent (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-3157).

(10.15)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).

(10.16)	Agreement dated November 21, 2005, U.S. $800,000,000 Credit Facilities for International Paper Investments (Luxembourg) S.ar.l., arranged by ABN AMRO Bank N.V., The Bank of Tokyo-Mitsubishi Ltd., New York Branch, BNP Paribas, Citigroup Global Markets Limited and Deutsche Bank AG, London Branch, with BNP Paribas as Facility Agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 23, 2005, File No. 1-3157).

(11)	Statement of Computation of Per Share Earnings.

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(21)	List of Subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (contained on the signature page to the Form 10-K filed on March 6, 2006, File No. 1-3157).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Marianne M. Parrs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

(99.2)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on October 17, 2005, File No. 1-3157).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders of

International Paper Company

Stamford, Connecticut

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 2, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, N.Y.

March 2, 2006

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

March 7, 2006

INTERNATIONAL PAPER COMPANY

By:	/S/ MAURA A. SMITH
Maura A. Smith Attorney-in-fact

2005 Listing of Facilities
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Terre Haute, Indiana	King’s Mountain, North Carolina
	Mansfield, Louisiana	Statesville, North Carolina
Business Papers, Coated Papers,	Pineville, Louisiana	Bethesda, Ohio leased
and Pulp	Vicksburg, Mississippi	Cincinnati, Ohio
U.S.:	International:	Newark, Ohio
Courtland, Alabama	Hong Kong, China	Solon, Ohio
Selma, Alabama	Arles, France	Wooster, Ohio
(Riverdale Mill)	Kenitra, Morocco	Eighty-four, Pennsylvania
Pine Bluff, Arkansas		Lancaster, Pennsylvania
Ontario, California leased	Corrugated Container	Mount Carmel, Pennsylvania
(C & D Center)	U.S.:	Washington, Pennsylvania
Cantonment, Florida	Bay Minette, Alabama	Georgetown, South Carolina
(Pensacola Mill)	Decatur, Alabama	Laurens, South Carolina
Augusta, Georgia	Dothan, Alabama leased	Spartanburg, South Carolina
Bastrop, Louisiana	Conway, Arkansas	Morristown, Tennessee
(Louisiana Mill)	Fordyce, Arkansas leased	Murfreesboro, Tennessee
Springhill, Louisiana	Jonesboro, Arkansas	Dallas, Texas
(C & D Center)	Russellville, Arkansas	Edinburg, Texas (2 locations)
Bucksport, Maine	Carson, California	El Paso, Texas
Jay, Maine	Hanford, California	Ft. Worth, Texas
(Androscoggin Mill)	Modesto, California	San Antonio, Texas
Quinnesec, Michigan	San Leandro, California leased	Chesapeake, Virginia
Sturgis, Michigan	Stockton, California	Richmond, Virginia
(C & D Center)	Vernon, California	Cedarburg, Wisconsin
Sartell, Minnesota	Putnam, Connecticut	Fond du Lac, Wisconsin
Ticonderoga, New York	Auburndale, Florida	International:
Riegelwood, North Carolina	Jacksonville, Florida leased	Las Palmas, Canary Islands
Hazleton, Pennsylvania	Lake Wales, Florida	Tenerife, Canary Islands
(C & D Center)	Forest Park, Georgia	Rancagua, Chile
Eastover, South Carolina	Savannah, Georgia	Beijing, China
Georgetown, South Carolina	Stockbridge, Georgia leased	Chengdu, China
Sumter, South Carolina	Bedford Park, Illinois leased	Dalian, China
(C & D Center)	Chicago, Illinois	Guangzhou, China
Franklin, Virginia (2 locations)	Des Plaines, Illinois	Shenyang, China
International:	Litchfield, Illinois leased	Tianjin, China
Arapoti, Parana, Brazil	Northlake, Illinois	Arles, France
Mogi Guacu, São Paulo, Brazil	Fort Wayne, Indiana	Chalon-sur-Saone, France
Maresquel, France	Hartford City, Indiana	Creil, France
Saillat, France	Portland, Indiana leased	LePuy, France
Kwidzyn, Poland	Lexington, Kentucky	Mortagne, France
Svetogorsk, Russia	Lafayette, Louisiana	Guadeloupe, French West Indies
Inverurie, Scotland	Shreveport, Louisiana	Asbourne, Ireland
	Springhill, Louisiana	Bellusco, Italy
INDUSTRIAL AND CONSUMER	Auburn, Maine	Catania, Italy
PACKAGING	Brownstown, Michigan	Pomezia, Italy
	Howell, Michigan	San Felice, Italy
INDUSTRIAL PACKAGING	Kalamazoo, Michigan	Agadir, Morocco
	Minneapolis, Minnesota	(2 locations)
Containerboard	Houston, Mississippi	1 leased
U.S.:	Kansas City, Missouri	Casablanca, Morocco
Prattville, Alabama	North Kansas City, Missouri leased	Kenitra, Morocco
Savannah, Georgia	Geneva, New York	Alcala, Spain leased

Almeria, Spain	D.N. Ashrat, Israel	International:
Barcelona, Spain	Mexico City, Mexico	Mexico (20 locations)
Bilbao, Spain		all leased
Gandia, Spain	Shorewood Packaging
Valladolid, Spain	U.S.:	FOREST PRODUCTS
Chonburi, Thailand	Waterbury, Connecticut
Thrapston, United Kingdom	Indianapolis, Indiana	Forest Resources
Winsford, United Kingdom	Louisville, Kentucky	U.S.:
	Edison, New Jersey	Approximately 6.5 million acres
Kraft Paper	Harrison, New Jersey leased	in the South and North
Courtland, Alabama	West Deptford, New Jersey	International:
Bastrop, Louisiana	Hendersonville, North Carolina	Approximately 1.3 million
Roanoke Rapids, North Carolina	Weaverville, North Carolina	acres in Brazil
Franklin, Virginia	Springfield, Oregon
	Danville, Virginia	Wood Products
CONSUMER PACKAGING	Newport News, Virginia	U.S.:
	Roanoke, Virginia	Chapman, Alabama
Bleached Board	International:	Citronelle, Alabama
Pine Bluff, Arkansas	Brockville, Ontario, Canada	Maplesville, Alabama
Augusta, Georgia	Smith Falls, Ontario, Canada	Opelika, Alabama
Riegelwood, North Carolina	Toronto, Ontario, Canada	Thorsby, Alabama
Prosperity, South Carolina	Guangzhou, China	Gurdon, Arkansas
Texarkana, Texas	Sacheon, South Korea	Leola, Arkansas
	Ebbw Vale, Wales, United Kingdom	McDavid, Florida
Beverage Packaging		Whitehouse, Florida
U.S.:	DISTRIBUTION	Augusta, Georgia
Turlock, California		Folkston, Georgia
Plant City, Florida	xpedx	Meldrim, Georgia
Cedar Rapids, Iowa	U.S.:	Springhill, Louisiana
Framingham, Massachusetts	Stores Group	Wiggins, Mississippi
Kalamazoo, Michigan	Chicago, Illinois	Joplin, Missouri
Raleigh, North Carolina	137 locations nationwide	Armour, North Carolina
International:	128 leased	Seaboard, North Carolina
London, Ontario, Canada	South Central Region	Johnston, South Carolina
Longueuil, Quebec, Canada leased	Greensboro, North Carolina	Newberry, South Carolina
Shanghai, China	34 branches in the Southeast States	Sampit, South Carolina
Santiago, Dominican Republic	and Ohio	Camden, Texas
San Salvador, El Salvador leased	21 leased	Corrigan, Texas
Ashrat, Israel	Midwest Region	Henderson, Texas
Fukusaki, Japan	Denver, Colorado	New Boston, Texas
Jeddah, Saudi Arabia	33 branches in the Great Lakes,	Franklin, Virginia
Seoul, South Korea	Mid-America, Rocky Mountain
Taipei, Taiwan	and South Plain States	International:
Guacara, Venezuela	20 leased	Santana, Amapa, Brazil
	West Region	Arapoti, Parana, Brazil
Foodservice	Downey, California
U.S.:	25 branches in the	SPECIALTY BUSINESSES AND OTHER
Visalia, California	Northwest and Pacific States
Shelbyville, Illinois	19 leased	Chemicals
Kenton, Ohio	Northeast Region	U.S.:
International:	Hartford, Connecticut	Panama City, Florida
Brisbane, Australia	21 branches in the New England	Pensacola, Florida
Shanghai, China	and Middle Atlantic States	Port St. Joe, Florida
Bogota, Columbia	16 leased	Savannah, Georgia
Chesire, England		Valdosta, Georgia
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