Form 10-Q
period 2006-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2006-05-09
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2006 was 492,944,895.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Net Sales	$5,668	$5,593
Costs and Expenses
Cost of products sold	4,229	4,107
Selling and administrative expenses	490	494
Depreciation, amortization and cost of timber harvested	316	316
Distribution expenses	294	245
Taxes other than payroll and income taxes	54	58
Restructuring and other charges	46	24
Insurance recoveries	(19)	—
Net losses on sales and impairments of businesses held for sale	3	79
Interest expense, net	148	168

Earnings From Continuing Operations Before Income Taxes and Minority Interest	107	102
Income tax provision	35	2
Minority interest expense, net of taxes	5	2

Earnings From Continuing Operations	67	98
Discontinued operations, net of taxes and minority interest	(1,304)	(21)

Net (Loss) Earnings	$(1,237)	$77

Basic Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.14	$0.20
Discontinued operations	(2.68)	(0.04)

Net (loss) earnings	$(2.54)	$0.16

Diluted Earnings (Loss) Per Common Share
Earnings from continuing operations	$0.14	$0.20
Discontinued operations	(2.66)	(0.04)

Net (loss) earnings	$(2.52)	$0.16

Average Shares of Common Stock Outstanding - assuming dilution	491.7	488.9

Cash Dividends Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	March 31,	December 31,
	2006	2005
Assets
Current Assets
Cash and temporary investments	$709	$1,641
Accounts and notes receivable, net	2,923	2,796
Inventories	2,315	2,310
Assets of businesses held for sale	1,696	3,002
Deferred income tax assets	282	279
Other current assets	171	113

Total Current Assets	8,096	10,141

Plants, Properties and Equipment, net	10,244	10,297
Forestlands	2,220	2,190
Investments	620	625
Goodwill	3,840	3,838
Deferred Charges and Other Assets	1,616	1,680

Total Assets	$26,636	$28,771

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$894	$1,181
Accounts payable	1,951	1,981
Accrued payroll and benefits	317	399
Liabilities of businesses held for sale	203	195
Other accrued liabilities	1,427	1,103

Total Current Liabilities	4,792	4,859

Long-Term Debt	10,562	11,023
Deferred Income Taxes	252	726
Other Liabilities	3,768	3,601
Minority Interest	214	211
Common Shareholders’ Equity
Common stock, $1 par value, 492.7 shares in 2006 and 490.5 shares in 2005	493	491
Paid-in capital	6,599	6,627
Retained earnings	1,812	3,172
Accumulated other comprehensive loss	(1,855)	(1,935)

	7,049	8,355
Less: Common stock held in treasury, at cost, 2005 - 0.1 shares	1	4

Total Common Shareholders’ Equity	7,048	8,351

Total Liabilities and Common Shareholders’ Equity	$26,636	$28,771

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net (loss) earnings	$(1,237)	$77
Discontinued operations, net of taxes and minority interest	1,304	21

Earnings from continuing operations	67	98
Depreciation and amortization	316	316
Deferred income tax expense (benefit), net	18	(12)
Restructuring and other charges	46	24
Payments related to restructuring and legal reserves	(26)	(41)
Insurance recoveries	(19)	—
Net losses on sales and impairments of businesses held for sale	3	79
Periodic pension expense, net	93	54
Other, net	24	66
Changes in current assets and liabilities
Accounts and notes receivable	(97)	(82)
Inventories	17	(65)
Accounts payable and accrued liabilities	(109)	(215)
Other	(82)	(8)

Cash provided by operations - continuing operations	251	214
Cash used for operations - discontinued operations	(5)	(59)

Cash Provided by Operations	246	155

Investment Activities
Invested in capital projects	(171)	(177)
Other	(118)	(6)

Cash used for investment activities - continuing operations	(289)	(183)
Cash used for investment activities - discontinued operations	(10)	(92)

Cash Used for Investment Activities	(299)	(275)

Financing Activities
Issuance of common stock	7	16
Issuance of debt	—	247
Reduction of debt	(740)	(812)
Change in book overdrafts	(38)	(16)
Dividends paid	(123)	(123)
Other	3	(13)

Cash used for financing activities - continuing operations	(891)	(701)
Cash used for financing activities - discontinued operations	—	(241)

Cash Used for Financing Activities	(891)	(942)

Effect of Exchange Rate Changes on Cash - Continuing Operations	12	(2)
Effect of Exchange Rate Changes on Cash - Discontinued Operations	—	(3)

Change in Cash and Temporary Investments	(932)	(1,067)
Cash and Temporary Investments
Beginning of the period	1,641	2,596

End of the period	709	1,529
Less - Cash, End of Period - Discontinued Operations	—	(119)

Cash, End of Period - Continuing Operations	$709	$1,410

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Three Months Ended March 31, 2006

					Accumulated			Total
					Other			Common
	Common Stock Issued		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock		Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,216	2	(28)	—	—	(79)	(3)	(23)
Cash dividends - Common stock ($0.25 per share)	—	—	—	(123)	—	—	—	(123)
Comprehensive income (loss):
Net loss	—	—	—	(1,237)	—	—	—	(1,237)
Change in cumulative foreign currency translation adjustment (less tax of $2)	—	—	—	—	81	—	—	81
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $1)	—	—	—	—	—	—	—	—
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								(1,157)

Balance, March 31, 2006	492,717	$493	$6,599	$1,812	$(1,855)	33	$1	$7,048

Three Months Ended March 31, 2005

					Accumulated			Total
					Other			Common
	Common Stock Issued		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock		Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Issuance of stock for various plans, net	2,992	3	17	—	—	44	2	18
Cash dividends - Common stock ($0.25 per share)	—	—	—	(123)	—	—	—	(123)
Comprehensive income (loss):
Net earnings	—	—	—	77	—	—	—	77
Change in cumulative foreign currency translation adjustment (less tax of $10)	—	—	—	—	14	—	—	14
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $8)	—	—	—	—	21	—	—	21
Less: Reclassification adjustment for gains included in net income (less tax of $4)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								101

Balance, March 31, 2005	490,487	$490	$6,579	$2,516	$(1,333)	60	$2	$8,250

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2005, which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 19.

See Note 10 for required pro forma and additional disclosures related to stock-based compensation awards.

Prior-year amounts have been restated to present the Company’s Coated and Supercalendered Papers business and Kraft Papers business as discontinued operations (see Note 4).

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

	Three Months Ended
	March 31,
In millions, except per share amounts	2006	2005
Earnings from continuing operations	$67	$98
Effect of dilutive securities	—	—

Earnings from continuing operations - assuming dilution	$67	$98

Average common shares outstanding	486.3	486.1
Effect of dilutive securities
Profit sharing plan	1.4	1.4
Stock options	4.0	1.4

Average common shares outstanding - assuming dilution	491.7	488.9

Earnings per common share from continuing operations	$0.14	$0.20

Earnings per common share from continuing operations - assuming dilution	$0.14	$0.20

Note: If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2006:

During the first quarter of 2006, restructuring and other charges totaling $46 million before taxes ($28 million after taxes) were recorded. Included in these charges were a pre-tax charge of $20 million ($12 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $8 million ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax charge of $18 million ($11 million after taxes) for adjustments to legal reserves. Also recorded was a pre-tax credit of $19 million ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 7) and a charge of $6 million for tax adjustments.

2005:

During the first quarter of 2005, a special charge of $24 million before taxes ($15 million after taxes) was recorded for losses on early extinguishment of high-coupon-rate debt.

NOTE 4 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2006:

During the first quarter of 2006, in connection with the evaluation of strategic options for certain businesses under the previously announced Transformation Plan, the Company determined that the sales of the Company’s Coated and Supercalendered Papers business and Kraft Papers business were in the best interests of the Company’s shareholders. The Company is currently engaged in exclusive negotiations with potential buyers of each of these businesses to attempt to finalize sales agreements, and has determined that the accounting requirements as “held for sale” businesses have been met. Accordingly, a pre-tax charge of approximately $1.4 billion was recorded to reduce the carrying values of the net assets of these businesses, including goodwill, to their estimated fair values based on their estimated sales proceeds less costs to sell. This first quarter charge and the operating results of these businesses are reported in Discontinued operations in the accompanying consolidated statement of operations with prior periods also restated to reflect this presentation. Revenues associated with the Coated and Supercalendered Papers business and the Kraft Papers business were $451 million and $419 million for the three-month periods ended March 31, 2006 and 2005, respectively. Earnings and diluted earnings per share related to these operations were as follows:

	Three Months Ended	Three Months Ended
In millions, except per share amounts	March 31, 2006	March 31, 2005
Earnings (loss) from discontinued operations
Earnings from operations	$12	$18
Loss on asset write-down	(1,380)	—
Income tax expense	64	(8)

(Loss) earnings from discontinued operations, net of taxes	$(1,304)	$10

Earnings (loss) per common share from discontinued operations - assuming dilution
Earnings from operations, net of taxes	$0.02	$0.02
Loss on asset write-down, net of taxes	(2.68)	—

(Loss) earnings per common share from discontinued operations, net of taxes - assuming dilution	$(2.66)	$0.02

Assets and liabilities of the Coated and Supercalendered Papers business and the Kraft Papers business, included in International Paper’s consolidated balance sheet at March 31, 2006 and December 31, 2005 as Assets and Liabilities of businesses held for sale, were as follows:

In millions	March 31, 2006	December 31, 2005
Accounts receivable, net	$118	$130
Inventories	154	124
Plants, properties and equipment, net	1,372	1,504
Goodwill	—	1,205
Other assets	26	25

Assets of businesses held for sale	$1,670	$2,988

Accounts payable	$97	$104
Accrued payroll and benefits	28	26
Other accrued liabilities	6	14
Other liabilities	15	15

Liabilities of businesses held for sale	$146	$159

2005:

In the third quarter of 2005, International Paper completed the sale of its 50.5% interest in Carter Holt Harvey Limited for approximately U.S. $1.1 billion. The pre-tax gain on the sale of $29 million ($361 million after taxes and minority interest), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Revenues associated with the discontinued operation were $538 million for the three-month period ended March 31, 2005. Earnings and diluted earnings per share related to these operations were as follows:

Three Months Ended
In millions, except per share amounts	March 31, 2005
Loss from discontinued operations
Loss from operations	$(42)
Income tax expense	(8)
Minority interest benefit, net of taxes	19

Loss from discontinued operations, net of taxes and minority interest	$(31)

Loss per common share from discontinued operations - assuming dilution
Loss from operations, net of taxes	$(0.06)
Gain on sale, net of taxes and minority interest	—

Loss per common share from discontinued operations, net of taxes and minority interest— assuming dilution	$(0.06)

Other Transactions:

2006:

In March 2006, International Paper, The Nature Conservancy and The Conservation Fund reached an agreement to sell approximately 218,000 acres of forestlands across 10 states in the single largest private land conservation sale in the history of the South, and one of the largest in the nation. The Nature Conservancy will acquire more than 173,000 acres in North Carolina, Virginia, Georgia, Florida, Alabama, Arkansas, Tennessee, Louisiana and Mississippi. The Conservation Fund will acquire more than 5,000 acres in Florida and 500 acres in North Carolina. The two groups will jointly purchase an additional 39,000 acres in South Carolina. International Paper will receive approximately $300 million for the land at closing, which is expected to occur later in 2006.

Also in March 2006, International Paper announced an agreement to sell 69,000 acres of forestlands in Wisconsin to The Nature Conservancy. Proceeds from the sale are expected to total approximately $83 million. This sale is also expected to be completed later in 2006.

See Note 11 for a discussion of additional forestlands sales announced in April 2006.

Also during the first quarter, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

2005:

During the first quarter of 2005, International Paper announced an agreement to sell its Fine Papers business to Mohawk Paper Mills, Inc. of Cohoes, New York. A $24 million pre-tax loss ($13 million after taxes) was recorded in the first quarter to write down the net assets of the Fine Papers business to their estimated net realizable value. The sale of Fine Papers was completed in the second quarter of 2005.

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

At March 31, 2006 and December 31, 2005, assets of businesses held for sale totaled $1.7 billion and $3.0 billion, respectively, and liabilities of businesses held for sale totaled $203 million and $195 million, respectively, and included the Coated and Supercalendered Papers business, the Kraft Papers business and certain smaller businesses.

NOTE 5 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

	March 31,	December 31,
In millions	2006	2005
Raw materials	$411	$382
Finished pulp, paper and packaging products	1,499	1,539
Finished lumber and panel products	34	33
Operating supplies	312	286
Other	59	70

Total	$2,315	$2,310

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $535 million and $1.4 billion at March 31, 2006 and December 31, 2005, respectively.

Interest payments made during the three-month periods ended March 31, 2006 and 2005 were $160 million and $175 million, respectively. Capitalized net interest costs were $3 million and $2 million for the three months ended March 31, 2006 and 2005, respectively. Total interest expense was $171 million for the first three months of 2006 and $184 million for the first three months of 2005. Preferred Securities distributions paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $3 million and $2 million during the first three months of 2006 and 2005, respectively. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $37 million and $68 million were made during the first three months of 2006 and 2005, respectively.

Accumulated depreciation was $17.6 billion at March 31, 2006 and $17.3 billion at December 31, 2005. The allowance for doubtful accounts was $104 million at March 31, 2006 and $102 million at December 31, 2005.

The following tables present changes in the goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2006 and 2005:

	Balance	Reclassifications			Balance
	December 31,	and	Additions/		March 31,
In millions	2005	Other (a)	(Reductions)		2006
Printing Papers	$1,674	$—	$—		$1,674
Industrial Packaging	676	1	1	(b)	678
Consumer Packaging	987	—	—		987
Distribution	299	—	—		299
Forest Products	191	—	—		191
Corporate	11	—	—		11

Total	$3,838	$1	$1		$3,840

	Balance	Reclassifications			Balance
	December 31,	and	Additions/		March 31,
In millions	2004	Other (a)	(Reductions)		2005
Printing Papers	$1,671	$6	$—		$1,677
Industrial Packaging	591	(2)	(1	)(c)	588
Consumer Packaging	1,014	—	—		1,014
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate	24	—	—		24

Total	$3,789	$5	$(1)		$3,793

(a)	Includes reclassifications and the effects of foreign currency translations.
(b)	Represents the completion of the accounting for the acquisition of IPPM.
(c)	Reflects a $5 million adjustment for the acquisition of Box USA, offset by a $6 million decrease resulting from the sale of Industrial Papers.

Goodwill totaling approximately $1.2 billion at December 31, 2005 relating to the Company’s Coated and Supercalendered Papers business was written off in connection with the $1.4 billion pre-tax charge to reduce the net assets of that business to estimated fair value (see Note 4).

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Three Months Ended
	March 31,
In millions	2006	2005
Asset retirement obligation, January 1	$44	$41
New liabilities	—	5
Liabilities settled	(1)	(1)
Net adjustments to existing liabilities	—	(1)
Accretion expense	1	—

Asset retirement obligation, March 31	$44	$44

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended
	March 31,
In millions	2006	2005
Service cost	$1	$1
Interest cost	9	10
Actuarial loss	4	6
Amortization of prior service cost	(9)	(10)

Net postretirement benefit cost (a)	$5	$7

(a)	Excludes a $24 million charge for curtailments in 2006 recorded in Discontinued operations and a $3 million credit for curtailments in 2005 recorded in Net losses on sales and impairments of businesses held for sale.

NOTE 6 – RECENT ACCOUNTING DEVELOPMENTS

Accounting for Certain Hybrid Financial Instruments:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. International Paper believes that the adoption of SFAS No. 155 in 2007 will not have a material impact on its consolidated financial statements.

Exchanges of Nonmonetary Assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” that replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. International Paper applied the provisions of SFAS No. 153 prospectively in the first quarter of 2006, with no material effect on its consolidated financial statements.

Inventory Costs:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This Statement requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This Statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. International Paper adopted SFAS No. 151 in the first quarter of 2006, with no material effect on its consolidated financial statements.

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. International Paper adopted SFAS No. 123(R) in the first quarter 2006, with no material effect on its consolidated financial statements. See Note 10 for a further discussion of stock-based compensation plans.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the “1980’s Hardboard Claims”) and during the 1990’s (the “1990’s Hardboard Claims,” and together with the 1980’s Hardboard Claims, the “Hardboard Claims”); (2) Omniwood siding installed during the 1990’s (the “Omniwood Claims”); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the “Woodruf Claims”). Each of these settlements is discussed in detail in Note 10, Commitments and Contingent Liabilities, to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).

Claims Data

1980’s Hardboard Claims

Since 2002, and until 2005, the aggregate claims activity with respect to the exterior siding and roofing settlements (the “Settlements”) had been in line with the projections prepared by the Company’s third-party consultant. As reported in the 2005 10-K, the number of valid 1980’s Hardboard Claims filed prior to the January 18, 2005 filing deadline significantly exceeded those projections. This increase, together with an increase in the average cost per claim, had resulted in payments by the Company in 2005 of approximately $119 million. These amounts exceeded projections by approximately $40 million. The independent claims administrator continued to validate and process the 1980’s Hardboard Claims during the first quarter of 2006 and now expects to pay all of the remaining 1980’s Hardboard Claims by the end of the second quarter.

First quarter 2006 payments relating to settlements of 1980’s Hardboard Claims were approximately $3 million more than projected for that period. In addition, the Company expects to pay $2 million in the second quarter of 2006 to settle the remaining 1980’s Hardboard Claims.

1990’s Hardboard Claims

In 2005, the number of 1990’s Hardboard Claims filed was in line with projections. However, as reported in the 2005 10-K, the average cost of those claims increased above projected levels in 2005. As was the case for the 1980’s Hardboard Claims, the increased cost was due, in part, to a 2005 increase in the Means Price Data (an inflation-adjusted compensation formula based on replacement and refinishing cost for a particular area that is used in the determination of claims payments) compared to prior years. In the first quarter of 2006, the number of 1990’s Hardboard Claims filed was slightly above projections and the average cost per claim remained higher than projected by $392 per claim.

The following table presents the claims activity of the 1980’s and 1990’s Hardboard Claims for the three-month period ended March 31, 2006:

In thousands	Single Family	Multi- Family	Total
December 31, 2005	20.2	3.2	23.4
No. of Claims Filed	3.9	0.1	4.0
No. of Claims Paid	(2.8)	(0.6)	(3.4)
No. of Claims Dismissed	(0.7)	—	(0.7)

March 31, 2006	20.6	2.7	23.3

The average settlement cost per claim for the three-month period ended March 31, 2006 for the Hardboard settlement was $2,353.

Omniwood and Woodruf Claims

Throughout 2005, and in the first quarter of 2006, the Omniwood Claims activity and the Woodruf Claims activity have been in line with projections. The Company expects this trend to continue. The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the three-month period ended March 31, 2006:

	Omniwood		Woodruf		Total		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2005	2.4	0.5	0.8	0.3	3.2	0.8	4.0
No. of Claims Filed	1.3	0.1	0.1	—	1.4	0.1	1.5
No. of Claims Paid	(1.0)	(0.1)	(0.1)	—	(1.1)	(0.1)	(1.2)
No. of Claims Dismissed	(0.1)	—	(0.1)	—	(0.2)	—	(0.2)

March 31, 2006	2.6	0.5	0.7	0.3	3.3	0.8	4.1

The average settlement costs per claim for the three-month period ended March 31, 2006 for the Omniwood and Woodruf settlements were $4,651 and $5,490, respectively.

Reserve Analysis

During the first quarter of 2006, the Company was advised by its third-party consultant that almost all of the 1980’s Hardboard Claims have been processed, and that a reasonable estimate could be made of the amount necessary to settle the remaining unpaid 1980’s Hardboard Claims. Based on this updated analysis, the Company determined that a charge of $15 million was required in the first quarter of 2006 to increase the aggregate hardboard siding and roofing reserve to management’s best estimate of the amount required for future payments under the Settlements. The Company will continue to evaluate claims activity through the end of the claims period for these Settlements to determine if any further adjustments to reserve balances will be warranted.

The following table presents an analysis of the net reserve activity for the three-month period ended March 31, 2006:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2005	$34	$74	$5	$113
Additional Provisions	15	—	—	15
Payments	(18)	(7)	(1)	(26)

Balance, March 31, 2006	$31	$67	$4	$102

Hardboard Insurance Matters:

As discussed in the 2005 10-K, the Company has entered into favorable agreements with various insurance carriers to settle claims relating to their refusal to indemnify and/or defend the Company and Masonite for, among other things, the settlement of Hardboard Claims. In the first quarter of 2006, the Company entered into three additional settlement agreements. Under those agreements the Company is entitled to receive net cash payments totaling approximately $19 million, which was recognized as income in the first quarter of 2006. Including the amount received under these settlement agreements, cumulative net cash settlements received by the Company in connection with the Hardboard Claims totaled approximately $324 million through March 31, 2006.

Patent Matter:

As disclosed in the Company’s periodic report on Form 8-K filed on March 10, 2006, the Company entered into a settlement agreement relating to claims of patent infringement filed against its former Nevamar business. The agreement was entered into on March 8, 2006 and provides, inter alia, for payment by the Company of $8.5 million to the plaintiff not later than June 30, 2006. A pre-tax charge of approximately $3 million was recorded in the 2006 first quarter to increase the recorded liability for this matter to this settlement amount.

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

NOTE 8 - DEBT

In February 2006, International Paper repurchased $195 million 6.4% debentures with an original maturity date of February 2026. Other reductions in the first quarter 2006 included early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029. Pre-tax early debt retirement costs of $8 million related to first quarter 2006 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2006, International Paper replaced its maturing $750 million bank credit agreement with a 364-day $500 million fully committed bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion bank credit agreement with a $1.5 billion fully committed bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. The new agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating.

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

At March 31, 2006 and December 31, 2005, International Paper classified as Long-term debt $1.5 billion and $1.25 billion, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt. International Paper has the intent and ability to renew or convert these obligations as evidenced by the credit facilities described above.

Maintaining a strong investment-grade credit rating is an important element of International Paper’s corporate finance strategy. At March 31, 2006, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

NOTE 9 – RETIREMENT PLANS

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

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended
	March 31,
In millions	2006	2005
Service cost	$36	$31
Interest cost	126	117
Expected return on plan assets	(135)	(139)
Actuarial loss	59	38
Amortization of prior service cost	7	7

Net periodic pension expense (a)	$93	$54

(a)	Excludes $47 million for curtailments in 2006 recorded in Discontinued operations and $23 million for curtailments in 2005 recorded in Net losses on sales and impairments of businesses held for sale.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy to make contributions above the minimum requirements. The nonqualified plan is funded to the extent of benefit payments, which equaled $9 million through March 31, 2006.

NOTE 10 – STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, 21.5 million shares were available for grant under the LTICP.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, accordingly, prior period amounts have not been restated. This pronouncement requires that compensation costs related to share-based payments be recognized in the financial statements. For equity awards, the amount of compensation cost is measured based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for our plans.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2006 and 2005 was $18.0 million and $9.3 million, respectively. The actual tax benefit realized for stock-based compensation costs was $1 million and $2 million for the three-month periods ended March 31, 2006 and 2005, respectively. First-quarter 2006 stock-based compensation expense was $1 million higher as a result of adopting SFAS No. 123 (R). At March 31, 2006, $145 million of compensation cost related to unvested restricted performance shares and continuity awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

Restricted Performance Share Program:

Restricted Performance Share Program (PSP) awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to a peer group of companies. For the awards issued to non-senior management, the awards are weighted 75% for ROI and 25% for TSR. For the awards issued to certain members of senior management, the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies to reflect TSR rather than stock price growth, and the volatility was based on the Company’s historical volatility over the expected term.

The PSP awards issued to the senior management group are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan consistent with the requirements of SFAS No. 123(R):

Three Months Ended March 31, 2006
Expected volatility	25.20%
Risk-free interest rate	4.30%

The following summarizes the activity for all performance-based programs for the three months ended March 31, 2006:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	4,195,317	$41.47
Granted	2,320,858	33.58
Issued (a)	(378,042)	35.89
Forfeited	(50,666)	39.16

Outstanding at March 31, 2006	6,087,467	$38.83

(a)	Includes 5,468 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. No stock options were granted during the quarter, and all options were fully vested as of July 12, 2005. Accordingly, no stock option expense has been recorded for the three-month period ending March 31, 2006.

A summary of option activity under the plan as of March 31, 2006 is presented below:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining Life	Value
	Options	Exercise Price	(years)	(thousands)
Outstanding at December 31, 2005	41,581,598	$39.49
Granted	—	—
Exercised	(200,390)	31.70
Forfeited	(206,039)	48.43
Expired	(1,460,915)	42.68

Outstanding at March 31, 2006	39,714,254	$39.37	5.80	$608

All options are exercisable as of March 31, 2006.

Continuity Award Program:

The following summarizes the activity of the Continuity Award Program for the three months ended March 31, 2006:

		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	250,375	$38.49
Granted	—	—
Issued	(67,250)	39.29
Forfeited	(23,750)	38.05

Outstanding at March 31, 2006	159,375	$38.21

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R):

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25. The following table illustrates the effect on net earnings, net earnings per common share and net earnings per common share, assuming dilution, for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123.

Three Months Ended
In millions, except per share amounts	March 31, 2005
Net earnings, as reported	$77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13)

Pro forma net earnings	$64

Earnings per common share
Basic and diluted - as reported	$0.16

Basic and diluted - pro forma	$0.13

NOTE 11 – SUBSEQUENT EVENTS

On April 4, 2006 International Paper announced definitive agreements with two separate investor groups under which it will sell a total of approximately 5.1 million acres of forestlands for aggregate proceeds of approximately $6.1 billion. Under one of the agreements, International Paper will sell approximately 3.8 million acres of forestlands located in the southern U.S. and 440,000 acres in Michigan to an investor group led by Resource Management Service, LLC (RMS) for approximately $5 billion in cash and notes at closing. Under a separate agreement, International Paper will sell approximately 900,000 acres of forestlands in Louisiana, Texas and Arkansas to an investor group led by TimberStar for approximately $1.1 billion in cash and notes at closing.

On April 11, 2006, International Paper announced a definitive agreement with The Lyme Timber Company, for the benefit of the Lyme Forest Fund L.P., for the sale of approximately 275,000 acres of forestlands in New York’s Adirondack Park for approximately $137 million.

The agreements discussed above are expected to be completed over the remainder of 2006. When completed, these sales, along with other pending sale transactions announced in March 2006 (see Note 4), will substantially complete International Paper’s sales of U.S. forestlands identified as part of the Company’s Transformation Plan. Anticipated proceeds from these sale agreements, totaling about 5.7 million acres or approximately 87% of its U.S. forestland holdings, are approximately $6.6 billion. International Paper is retaining approximately 830,000 acres, some of which may be later sold to maximize the value of the land. The amount of gain that will be recognized by the Company upon the completion of these transactions will be dependent upon the final amount of proceeds received and costs incurred and the portion, if any, of the gain that will be required to be deferred under applicable accounting standards.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended
	March 31,
	2006		2005 (1)
Printing Papers	$1,500		$1,510
Industrial Packaging	1,170		1,215
Consumer Packaging	775		740
Distribution	1,650		1,530
Forest Products	630	(4)	610	(4)
Specialty Businesses and Other (2)	230		275
Corporate and Inter-segment Sales	(287)		(287)

Net Sales	$5,668		$5,593

Operating Profit by Industry Segment

	Three Months Ended
	March 31,
	2006	2005 (1)
Printing Papers	$120	$157
Industrial Packaging	38	102
Consumer Packaging	35	32
Distribution	27	18
Forest Products	226 (5)	207 (5)
Specialty Businesses and Other (2)	10	10

Operating Profit	456	526
Interest expense, net	(148)	(168)
Minority interest (3)	3	(1)
Corporate items, net	(174)	(152)
Restructuring and other charges	(46)	(24)
Insurance recoveries	19	—
Net losses on sales and impairments of businesses held for sale	(3)	(79)

Earnings from continuing operations before income taxes and minority interest	$107	$102

(1)	Prior-year industry information has been restated to conform to 2006 management reporting structure and to reflect the classification of the Coated and Supercalendered and Kraft Papers businesses as discontinued operations.
(2)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(3)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.
(4)	Includes $235 million and $240 million for Forest Resources in the first quarters of 2006 and 2005, respectively, and $395 million and $370 million for Wood Products in the first quarters of 2006 and 2005, respectively.
(5)	Includes $190 million and $158 million for Forest Resources in the first quarters of 2006 and 2005, respectively, and $36 million and $49 million for Wood Products in the first quarters of 2006 and 2005, respectively.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers	118	112
Europe & Russia Uncoated Papers	379	359
U.S. Uncoated Papers	1,029	1,031

Uncoated Papers	1,526	1,502
Coated Papers	93	97
Market Pulp (3)	285	296

Packaging (In thousands of short tons)
Container of the Americas	901	890
European Container (Boxes)	321	259
Other Industrial and Consumer Packaging	119	127

Industrial and Consumer Packaging	1,341	1,276
Containerboard	496	470
Bleached Packaging Board	376	371
Coated Bristols	108	103
Kraft	60	62

Forest Products (In millions)
Panels (sq. ft. 3/8" - basis)	402	401
Lumber (board feet)	628	613

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Operating results for the 2006 first quarter were solid, with broad-based improvement over the fourth quarter of 2005. Sales volumes for the quarter were stronger across many of our key product lines, including uncoated paper and coated paperboard, with shipments of containerboard and market pulp constrained by low inventory levels. The Company’s product pricing improved across all paper and packaging grades as a number of announced price increases were implemented. Input costs were lower, driven by declining natural gas and wood costs, although fuel oil, coal and transportation costs were higher. Our global manufacturing operations continued to perform well. Our U.S. distribution business, xpedx, also continued to improve, posting record first quarter earnings.

Entering the second quarter, we expect operating profits to be somewhat higher than in the first quarter. Product demand and projected sales volumes are solid across all of our key platform businesses. Average price realizations should continue to improve as we implement announced price increases in paper and packaging grades. We also anticipate continued progress in improving our global manufacturing operations. Input cost movements are expected to be mixed in the second quarter with lower natural gas and wood costs, but higher fuel and transportation costs; however, the net impact should be favorable.

RESULTS OF OPERATIONS

For the first quarter of 2006, International Paper reported net sales of $5.7 billion, compared with $5.6 billion in the first quarter of 2005 and $5.7 billion in the fourth quarter of 2005.

Net losses totaled ($1.2) billion, or ($2.52) per share, in the 2006 first quarter. This compared with net earnings of $77 million, or $.16 per share, in the first quarter of 2005 and a net loss of ($77) million, or ($.16) per share, in the fourth quarter of 2005. The first-quarter 2006 net loss involved a $1.4 billion pre-tax charge ($1.3 billion after taxes, or $2.66 per share) to reduce the carrying values of the net assets of the Coated and Supercalendered Papers and Kraft Papers businesses to estimated fair values, and include the effects of special items in all periods.

The following discusses the after-tax amounts shown in the above table:

Earnings from continuing operations were $67 million in the first quarter of 2006 compared with earnings of $98 million in the first quarter of 2005 and a loss from continuing operations of $95 million in the 2005 fourth quarter. Earnings in the 2006 first quarter benefited from the impact of higher sales volumes and decreased market-related downtime ($27 million) and higher gains from land sales ($18 million) compared with the 2005 first quarter. These benefits were offset by lower average price realizations ($7 million), higher operating costs and a less favorable mix of products sold ($9 million), and higher energy and raw material costs ($62 million). In addition, corporate items and other costs were higher ($32 million) primarily due to higher pension costs, but this was offset by lower net interest expense ($14 million) and lower special items expense ($43 million). Income tax expense was $23 million higher in the 2006 first quarter due to a higher effective tax rate.

Compared with the fourth quarter of 2005, earnings from continuing operations benefited from higher average price realizations ($39 million), improved manufacturing costs resulting from cost reduction actions in prior periods ($25 million), and lower wood and natural gas costs ($11 million). These benefits were partially offset by lower gains from land sales ($22 million). Additionally, the 2006 first quarter was impacted by lower net interest expense ($2 million), a higher effective tax rate ($8 million), increased corporate and other items ($1 million), and lower special charges ($116 million).

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on industry segment operating profits. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and corporate special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses held for sale, and the reversal of reserves no longer required. Prior year industry segment information has been restated to conform to minor changes in the 2006 operational structure and to reflect the reclassification of the Coated and Supercalendered Papers and Kraft Papers businesses as discontinued operations.

The following table presents a reconciliation of International Paper’s net earnings to its industry segment operating profits:

	Three Months Ended
	March 31,		December 31, 2005
In millions	2006	2005
Net (Loss) Earnings	$(1,237)	$77	$(77)
Deduct - Discontinued operations:
(Earnings) loss from operations	(7)	21	(13)
Loss (gain) on sales or impairment	1,311	—	(5)

Earnings (Loss) From Continuing Operations	67	98	(95)
Add back (deduct):
Income tax provision (benefit)	35	2	(94)
Minority interest expense, net of taxes	5	2	3

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	107	102	(186)
Interest expense, net	148	168	151
Minority interest included in operations	(3)	1	1
Corporate items	174	152	165
Special items:
Restructuring and other charges	46	24	230
Insurance recoveries	(19)	—	(35)
Net losses on sales and impairments of businesses held for sale	3	79	46
Reversal of reserves no longer required, net	—	—	(1)

	$456	$526	$371

Industry Segment Operating Profits
Printing Papers	$120	$157	$60
Industrial Packaging	38	102	5
Consumer Packaging	35	32	29
Distribution	27	18	25
Forest Products	226	207	257
Specialty Businesses and Other	10	10	(5)

Total Industry Segment Operating Profits	$456	$526	$371

Discontinued Operations

During the first quarter of 2006, in connection with the evaluation of strategic options for certain businesses under the previously announced Transformation Plan, the Company determined that the sales of its Coated and Supercalendered Papers business and Kraft Papers business were in the best interests of the Company’s shareholders. The Company is currently engaged in exclusive negotiations with potential buyers of each of these businesses to attempt to finalize sales agreements, and has determined that the accounting requirements as “held for sale” businesses have been met. Accordingly, a pre-tax charge of approximately $1.4 billion ($1.3 billion after taxes, or $2.66 per share) was recorded to reduce the carrying values of the net assets of these businesses, including goodwill, to their estimated fair values based on their estimated sales proceeds less costs to sell. In the 2005 third quarter, the sale of the Company’s majority share of Carter Holt Harvey Limited was completed. The 2006 first-quarter charge and the operating results of these businesses for all periods presented are reported as Discontinued operations in the accompanying consolidated statement of operations.

Income Taxes

The income tax provision of $35 million for the 2006 first quarter included a $6 million charge related to the adjustment of previously recorded tax reserves. Excluding this charge and an $11 million credit relating to the tax effects of other special items, the effective income tax rate for continuing operations was 30% for the quarter.

The income tax benefit of $94 million in the 2005 fourth quarter included a $74 million benefit resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a $43 million provision related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004, and a $71 million net benefit related to other special items. Excluding these items, the effective tax rate for the quarter was 14%, resulting in a full-year tax rate of 26%.

The effective income tax rate for continuing operations before special items for the first quarter 2005 was 19% which reflected the favorable resolution of a tax matter that reduced the tax provision by $19 million.

Interest Expense and Corporate Items

Net interest expense for the 2006 first quarter was $148 million as compared with $151 million for the 2005 fourth quarter and $168 million for the 2005 first quarter. The lower expense reflects lower average debt balances and interest rates due to debt refinancings and repayments in 2005 and 2006.

Corporate items, net, of $174 million in the 2006 first quarter were higher than 2005 fourth-quarter net expenses of $165 million, and were also higher than the net expenses of $152 million in the first quarter of 2005. The increases compared with both the 2005 fourth quarter and the 2005 first quarter were primarily due to higher pension costs.

Special Items

Restructuring and Other Charges

During the first quarter of 2006, restructuring and other charges totaling $46 million before taxes ($28 million after taxes) were recorded. Included in this charge were a pre-tax charge of $20 million ($12 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $8 million ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax charge of $18 million ($11 million after taxes) for adjustments to legal reserves.

During the first quarter of 2005, other charges of $24 million before taxes ($15 million after taxes) were recorded for losses on early extinguishment of high-coupon-rate debt.

During the fourth quarter of 2005, restructuring and other charges totaling $230 million before taxes ($141 million after taxes) were recorded. Included in these charges were a pre-tax charge of $196 million ($121 million after taxes) for organization restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $27 million ($16 million after taxes) for legal reserves and a pre-tax charge of $7 million ($4 million after taxes) for losses on early extinguishment of debt.

Insurance Recoveries

During the first quarter of 2006, a pre-tax credit of $19 million ($12 million after taxes) was recorded for net insurance recoveries related to the hardboard siding and roofing litigation. The fourth quarter of 2005 also included a pre-tax credit of $35 million ($21 million after taxes) for net insurance recoveries related to this litigation.

Net Losses on Sales and Impairments of Businesses Held for Sale

During the first quarter of 2006, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

During the first quarter of 2005, pre-tax charges of $79 million ($52 million after taxes) were recorded, including a $24 million pre-tax loss ($13 million after taxes) to write down the net assets of the Fine Papers business to their estimated net realizable value, a $49 million pre-tax loss ($35 million after taxes) to write down the net assets of the Industrial Papers business and related corporate assets to their estimated net realizable value and a $6 million charge before taxes ($4 million after taxes) for adjustments to estimated losses on sales of certain smaller operations.

During the fourth quarter of 2005, a pre-tax charge of $46 million ($30 million after taxes) was recorded for adjustments of losses of businesses held for sale, principally $45 million to write down the carrying value of the Company’s Polyrey business in France to its estimated net realizable value.

INDUSTRY SEGMENT OPERATING PROFIT

Industry segment operating profits of $456 million in the 2006 first quarter decreased from $526 million in the 2005 first quarter, but increased from $371 million in the 2005 fourth quarter. Compared with the first quarter of 2005, earnings in the current quarter benefited from higher sales volumes and the impact of lower market-related mill downtime ($38 million) and from higher gains from land sales ($25 million). These benefits were more than offset by the effects of lower average sales prices ($10 million), higher mill operating costs and a less profitable mix of products sold ($14 million), higher raw material costs, particularly energy ($88 million), and other items, including higher transportation costs ($21 million). Compared with the 2005 fourth quarter, higher average prices ($55 million), improved mill operating performance and the impact of cost reduction efforts ($36 million), lower raw material costs, including wood and natural gas ($16 million), and lower other costs ($9 million) were all positive earning factors. However, these factors were partially offset by lower gains from land sales ($31 million).

During the 2006 first quarter, International Paper took approximately 165,000 tons of downtime, including 30,000 tons for market-related downtime, compared with approximately 200,000 tons of downtime in the first quarter of 2005, which included 95,000 tons of market-related downtime. During the 2005 fourth quarter, International Paper had taken approximately 360,000 tons of downtime, including 200,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Market-related downtime costs are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the first quarter of 2006.

Printing Papers

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,500	$1,510	$1,485
Operating Profit	120	157	60

Printing Papers net sales for the first quarter of 2006 were 1% higher than the fourth quarter of 2005 and essentially even with the first quarter of 2005. Operating profits in the first quarter of 2006 were double those of the fourth quarter of 2005, but 24% lower than in the first quarter of 2005.

U.S. Uncoated Papers earnings increased substantially in the first quarter of 2006 versus the fourth quarter of 2005. Sales volumes increased in almost all uncoated freesheet grades, particularly in cut size, converting and printing papers. Average price realizations were higher for uncoated freesheet papers as previously announced price increases began to be realized. Raw material costs for wood and natural gas costs declined slightly during the quarter, partially offset by the effects of higher oil and coal prices. Manufacturing operations improved despite start-up costs relating to the fourth-quarter rebuild of the paper machine at our Eastover mill. Additionally, the 2006 first quarter benefited from no lack-of-order downtime compared with 130,000 tons taken in the fourth quarter of 2005.

Compared to the first quarter of 2005, earnings declined primarily due to increased energy costs for coal, natural gas and oil and higher freight costs driven by higher fuel prices. Average sales prices were higher reflecting the impact of price increases announced in the fourth quarter 2005 and the first quarter 2006. Sales volumes were also slightly higher. Additionally, in the first quarter of 2005, the business had taken 40,000 tons of lack-of-order downtime.

Looking ahead to the second quarter, earnings are expected to improve with the continued realization of uncoated freesheet papers price increases announced in the first quarter. Sales volumes are anticipated to be flat to slightly lower. Higher freight and distribution expenses are expected, reflecting increases in rail and truck rates. Input costs for wood and natural gas are expected to be somewhat lower.

European Papers earnings for the first quarter of 2006 were also higher than in the 2005 fourth quarter. Sales volumes increased, and average sales prices were up for all products. These favorable effects were partially offset by higher energy costs and usage in the first quarter reflecting unusually harsh winter weather. Earnings declined versus the 2005 first quarter due to increases in energy and wood costs. Sales volumes were up, but largely offset by lower production volumes due to production disruptions from the announced closure of the Maresquel mill in France and a higher level of planned maintenance outages. Average sales prices were favorable in most markets.

Entering the 2006 second quarter, production volume is expected to be higher but sales volumes will be lower until inventory levels are rebuilt. Sales price realizations are expected to increase reflecting the realization of an announced price increase beginning in mid-April. Energy usage and costs should decrease in the coming quarter with the seasonal improvement in weather conditions.

Brazilian Paper earnings for the first quarter of 2006 were about the same as in the 2005 fourth quarter. Sales volumes for coated groundwood papers decreased slightly compared with the prior quarter. Average sales price realizations for uncoated freesheet and coated groundwood papers also decreased in local currency as unfavorable foreign exchange rates reduced exports, resulting in increased competition and price pressures in domestic markets. Raw material costs were slightly unfavorable due to higher pulpwood and gas prices; however manufacturing operations were favorable. Compared to the first quarter of 2005, earnings in the first quarter of 2006 increased. Both sales volumes and average sales prices improved, although this was partially offset by higher pulpwood and energy costs. Operating results for the second quarter are expected to benefit from higher sales volumes for coated groundwood papers and slightly higher average sales prices in both domestic and export markets. Raw material prices for pulpwood, chemicals and electricity should also improve.

Market Pulp earnings in the U.S. in the first quarter of 2006 were lower than in the fourth quarter of 2005 due to lower sales volumes and unfavorable manufacturing operations. Average sales price realizations were up over the prior quarter reflecting an increase in softwood pulp prices in the first quarter. Raw material costs were also slightly favorable. Compared with the first quarter of 2005, earnings in the first quarter of 2006 decreased primarily due to higher input costs for wood and energy. Sales volumes were essentially flat, but average sales prices increased slightly as higher average prices for fluff pulp and bleached hardwood pulp were offset by lower softwood pulp prices. Earnings are expected to improve slightly in the second quarter of 2006 as announced price increases for market and fluff pulp begin to be realized. Sales volumes are expected to decline due to the strength of the shipments in March and seasonally lower second-quarter demand.

Industrial Packaging

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,170	$1,215	$1,170
Operating Profit	38	102	5

Industrial Packaging net sales for the first quarter of 2006 were even with the fourth quarter of 2005 and 4% lower than in the first quarter of 2005. Operating profits in the first quarter of 2006 were significantly higher than in the fourth quarter of 2005, but 63% lower than in the first quarter of 2005.

Containerboard earnings in the first quarter of 2006 increased significantly compared with the fourth quarter of 2005. Average sales price realizations increased during the quarter, reflecting fourth-quarter price increase announcements plus some realization of a further price increase announced in January. Third-party sales volumes were slightly lower as more production was used by our converting operations. Raw material costs were favorable, reflecting lower average wood and natural gas costs. Manufacturing costs were comparable with the prior quarter. Compared with the first quarter of 2005, earnings decreased in the 2006 first quarter primarily due to lower average sales prices and higher input costs for fuel oil, gas, electricity and caustic soda. Sales volumes were up in both domestic and integrated channels.

Entering the second quarter, earnings are expected to continue to improve. Average sales prices for the quarter should increase with the complete realization of the price increase announced in January and some realization of a further price increase in April. Raw material costs are also expected to continue to improve for gas and wood.

U.S. Converting earnings for the 2006 first quarter were higher than in the fourth quarter of 2005. Sales volumes increased slightly as a result of additional shipping days during the period. Average sales prices increased, reflecting the pass-through of earlier increases in containerboard costs. Manufacturing operations were favorable due to improved run rates and lower maintenance spending. Raw material costs were slightly unfavorable due to higher wax and distribution costs, but utility costs were down. Compared to the first quarter of 2005, earnings improved in the first quarter of 2006. Sales volumes were slightly higher. Average sales prices for boxes were lower than in the first quarter of 2005, but the decline was less than the decline in containerboard costs, resulting in higher margins. Distribution, utility and wax costs increased compared with 2005. Operating costs were favorable reflecting the benefits of plant rationalizations and run rate improvements.

Entering the second quarter, earnings are expected to continue to improve. Sales volumes are expected to increase. The realization of announced box price increases is expected to occur in the latter part of the quarter, but the average margin for the quarter will be down. Moderating utility costs should offset increases in wax and distribution costs.

European Container earnings for the 2006 first quarter declined compared with the fourth quarter of 2005. Sales volumes decreased slightly reflecting the seasonality of the European agricultural business. Average sales price increases were not able to offset earlier increases in containerboard costs. Input costs for energy were also unfavorable. Compared with the first quarter of 2005, earnings increased. Sales volumes were higher due to the impact of bad weather conditions on the agricultural markets in the first quarter of 2005. Energy costs were also unfavorable when compared with the 2005 first quarter. However, the Moroccan box plant acquisition in the fourth quarter of 2005 favorably impacted 2006 first quarter results. Looking ahead to the second quarter, earnings are expected to improve as average sales price increases are realized and sales volumes seasonally increase. Energy costs are expected to average about the same as in the first quarter.

Consumer Packaging

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$775	$740	$800
Operating Profit	35	32	29

Consumer Packaging net sales for the first quarter of 2006 were 3% lower than in the fourth quarter of 2005 but 5% higher than in the first quarter of 2005. Operating profits in the first quarter of 2006 were 21% higher than in the fourth quarter of 2005 and 9% higher than in the first quarter of 2005.

Coated Paperboard earnings for bleached packaging board and coated bristols in the first quarter of 2006 were well above fourth-quarter 2005 levels. Sales volumes increased in the cupstock, coated bristols and plate product lines. Average sales prices were up, mainly in cupstock. Favorable input costs reflected lower natural gas and wood costs. Manufacturing operations improved at all facilities. Lack-of-order downtime declined to 4,000 tons compared with 45,000 tons in the fourth quarter of 2005. Compared with the 2005 first quarter, earnings in the first quarter of 2006 were relatively flat. The favorable impacts of increased sales volumes, higher average sales prices and improved manufacturing operating performance were offset by increased polyethylene and energy costs. Operating results are expected to improve in the 2006 second quarter. Sales volumes for bleached board products and coated bristols should increase, and price realizations should improve, reflecting previously announced price increases. Further improvements in polyethylene and fiber raw material costs should also have a positive impact. Scheduled maintenance downtime in the second quarter is expected to offset some of these favorable effects.

Foodservice Packaging earnings decreased in the first quarter of 2006 compared with the fourth quarter of 2005. Sales volumes were seasonally lower. Average sales prices increased due to the realization of price increases announced in the fourth quarter. Raw material costs were flat. Operating costs were unfavorable, but were partially offset by decreased production downtime. Compared with the first quarter of 2005, sales volumes were relatively flat. Average sales prices were higher due to the realization of price increases implemented during 2005. Raw material costs were unfavorable as the result of higher bleached board costs, partially offset by lower resin costs. Entering the second quarter, sales volumes are expected to grow reflecting seasonal demand increases. A cupstock price increase announced April 1 should favorably impact average sales prices for the quarter. Raw material costs are expected to increase slightly.

Shorewood Packaging earnings for the first quarter of 2006 declined compared with the fourth quarter of 2005 reflecting a seasonal decline in sales volumes. Demand in the tobacco segment was strong, but was offset by weaker demand in the home entertainment and display segments. Compared with the first quarter of 2005, lower sales volumes for the home entertainment, consumer products and display segments were partially offset by higher tobacco segment volumes. Operating performance improved, but raw material costs increased, reflecting bleached board cost increases implemented during 2005. Moving into the second quarter of 2006, earnings are expected to improve with higher sales volumes.

Beverage Packaging earnings increased in the first quarter of 2006 compared with the fourth quarter of 2005, primarily due to sales price and input cost improvements. Average sales prices for liquid packaging board increased, but were partially offset by lower average sales volume for coated paperboard. Input costs were favorable, primarily due to improved natural gas prices and reduced purchased energy consumption. Earnings for the first quarter of 2006 were lower than the first quarter of 2005 largely due to higher input costs, particularly for polyethylene and natural gas. Sales volumes were relatively flat. Prices improved for both liquid packaging board and coated paperboard. Manufacturing costs were slightly unfavorable reflecting higher maintenance spending. Looking forward to the second quarter, earnings are expected to improve due to higher sales volumes somewhat offset by a margin compression resulting from increasing input costs.

Distribution

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,650	$1,530	$1,635
Operating Profit	27	18	25

Distribution’s 2006 first-quarter sales were up 1% compared with the fourth quarter of 2005, and up 8% compared with the first quarter of 2005. Operating profits were up 8% in the first quarter of 2006 compared with the fourth quarter of 2005, and up 50% compared with the first quarter of 2005.

Compared with the 2005 fourth quarter, earnings in the 2006 first quarter were unchanged. Sales volumes were about the same as the seasonally high volumes of the fourth quarter. Volume increases in the printing segment were offset by expected declines in the facilities supply and packaging segments. Average sales margins increased slightly. Operating costs were favorable reflecting benefits from facility realignment and cost reduction actions in prior periods. Compared with 2005 first-quarter results, sales volumes for all segments improved. Average sales prices were up 3% for all segments. Operating expenses, however, were higher than in the first quarter of 2005 reflecting increased sales volume.

Looking forward, operating results in the second quarter are expected to continue to be strong although sales volumes and prices should remain comparable to first-quarter levels. Further increases in delivery costs are also expected.

Forest Products

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$630	$610	$665

Operating Profit:
Forest Resources-
Sales of Forestlands	$103	$69	$139
Harvest & Recreational Income	72	69	75
Forestland Expenses	(30)	(34)	(30)
Real Estate Operations	45	54	40
Wood Products	36	49	33

Operating Profit	$226	$207	$257

Forest Products net sales in the first quarter of 2006 were 5% lower than in the fourth quarter of 2005 and 3% higher than in the first quarter of 2005. Operating profits in the first quarter of 2006 were 12% lower than in the fourth quarter of 2005, but were 9% higher than in the first quarter of 2005.

Forest Resources U.S. harvest and recreational income declined slightly versus the 2005 fourth quarter as slightly higher harvest volumes, improved hardwood pricing and a better product mix were offset by lower miscellaneous income. Gross margins from forestland sales in the first quarter of 2006 decreased by $36 million reflecting a decrease in the acreage sold, somewhat mitigated by higher average per-acre pricing. Profits from sales of higher and better use real estate properties increased by $5 million. Compared with the 2005 first quarter, harvest and recreational income increased slightly, reflecting higher income from mineral sales and nurseries and orchards seedling sales. Harvest volumes were flat, but were partially offset by favorable sawtimber pricing. Gross margins on forestland sales increased $34 million due to increases in both total acreage sold and per-acre pricing. Forestland operating expenses in the first quarter of 2006 were $4 million better than in the first quarter of 2005 reflecting the effects of prior cost reduction initiatives. In the second quarter, a decline in timber harvest volumes is anticipated. In addition, lower profits from sales of higher and better use real estate are expected to result in lower earnings from forestland sales.

In March and April of 2006, the Company announced agreements for the future sales of approximately 5.7 million acres, or over 85% of its U.S. forestlands, for proceeds of approximately $6.6 billion. These sales are expected to be completed during 2006. The completion of these sales transactions can be expected to significantly reduce the future operating earnings of this segment.

Wood Products earnings in the first quarter of 2006 increased compared with the fourth quarter of 2005, reflecting higher lumber earnings offset by a decrease in plywood earnings. Sales volumes for lumber decreased slightly, but this was more than offset by higher average lumber sales prices and lower manufacturing costs. Sales volumes for plywood increased slightly, but the impact on earnings was offset by lower average sales prices reflecting pricing pressure from competing oriented strandboard products. Compared with the first quarter of 2005, earnings declined in both the lumber and plywood businesses. The benefits from higher sales volumes and price increases for lumber were offset by increases in wood costs and higher manufacturing costs. Sales volumes for plywood were essentially flat, but earnings were negatively impacted by lower average sales prices and increased manufacturing costs. Entering the second quarter, earnings are expected to improve compared to the first quarter for both businesses. Sales volumes for lumber are expected to increase. Average sales prices for both lumber and plywood are expected to strengthen in the second quarter. Manufacturing and input costs should remain essentially flat.

Specialty Businesses and Other

	2006	2005
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$230	$275	$195
Operating Profit	10	10	(5)

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. First quarter of 2006 net sales were 18% higher than in the fourth quarter of 2005, but were 16% lower in than the first quarter of 2005. Earnings in the 2006 first quarter were up significantly from the 2005 fourth quarter and were even with the 2005 first quarter.

Earnings for Arizona Chemical for the first quarter of 2006 increased significantly from the fourth quarter of 2005 reflecting sales price increases that went into effect at the beginning of 2006. While sales volumes increased slightly, and costs for energy showed improvement, input costs for crude tall oil (CTO) were higher than in the fourth quarter. Compared with the first quarter of 2005, higher average sales prices and volumes and favorable manufacturing costs were offset by increases in costs for energy and CTO. Looking ahead to the second quarter of 2006, earnings are expected to further improve, reflecting higher sales prices and lower energy costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $251 million for the first three months of 2006, up from $214 million for the comparable 2005 three-month period, as slightly lower earnings adjusted for non-cash charges were offset by lower increases in working capital components.

Investments in capital projects totaled $171 million in the 2006 first quarter compared with $177 million in the 2005 first quarter. Full-year 2006 capital spending is expected to be approximately $1.2 billion, or about 80% of depreciation and amortization expense.

Financing activities for the first three months of 2006 included a $740 million net decrease in debt versus a $565 million net decrease during the comparable 2005 three-month period. First quarter 2006 activity included the repurchase of $195 million 6.4% debentures with an original maturity date of February 2026 and early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029. First-quarter 2005 activity included the redemption in February of the outstanding $464 million of International Paper Capital Trust 5.25% convertible subordinated debentures at 100.5% of par plus accrued interest, and early payment of approximately $295 million of notes with coupon rates ranging from 4% to 7.875% and original maturities from 2006 to 2015.

On June 20, 2006, the holders of International Paper’s zero-coupon convertible debt have the option to require the Company to repurchase these securities at a price equal to the accreted principal amount of approximately $1.2 billion plus interest. The repurchase may be settled in International Paper common stock or cash, or a combination of both, at the Company’s option, in an amount equal to the accreted principal amount through the repurchase date. The Company anticipates using a combination of divestiture proceeds or borrowings under existing liquidity facilities or new debt issuances if this repurchase is required.

At March 31, 2006 and December 31, 2005, International Paper classified as Long-term debt $1.5 billion and $1.25 billion, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt. International Paper has the intent and ability, through its fully committed credit facilities, to renew or convert these obligations.

In the first three months of 2006, approximately 2.2 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $7 million of cash and restricted stock that did not generate cash. During the first three months of 2005, approximately 3.0 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $16 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $123 million for the first three months of both 2006 and 2005. Dividends were $.25 per share for both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. At March 31, 2006, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2006 through cash from operations and divestiture proceeds, supplemented as required by its various existing credit facilities.

At March 31, 2006, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. In March 2006, International Paper replaced its maturing $750 million bank credit agreement with a 364-day $500 million fully committed bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion bank credit agreement with a $1.5 billion fully committed bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. The new agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2006 and December 31, 2005, there were no outstanding borrowings under the fully committed bank credit agreements or the receivables securitization program. Additionally, International Paper Kwidzyn S.A., a wholly-owned foreign subsidiary of International Paper, has a PLN 400 million (approximately $124 million) bank credit agreement that expires in May 2006 with no outstanding borrowings as of March 31, 2006, and International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, has a $100 million bank credit agreement that expires in November 2006 with $70 million in associated borrowings outstanding as of March 31, 2006.

The Company will continue to rely upon debt and capital markets for the majority of any necessary funding not provided by operating cash flow or divestiture proceeds. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

TRANSFORMATION PLAN

In July 2005, International Paper announced a plan to transform its business portfolio to concentrate on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The plan also focuses on improving shareholder return through mill realignments in those two businesses, additional cost improvements and exploring strategic options for other businesses, including the possible sale or spin-off. In connection with this process, the Company completed the sale of its 50.5% interest in Carter Holt Harvey Limited for $1.1 billion in the third quarter of 2005. In addition, in March and April of 2006, International Paper announced agreements for future sales in 2006 of approximately 5.7 million acres of U.S. forestlands for proceeds of approximately $6.6 billion.

At the time of the initial announcement in July 2005, International Paper estimated after-tax proceeds from potential divestitures would be in the range of $8 billion to $10 billion. Assuming that the forestlands sales discussed above are completed as contemplated, it is likely that total proceeds will be higher than the Company’s original estimates, potentially as high as $11 billion or more, provided that proceeds from other potential divestitures are generally in the range previously expected.

International Paper remains committed to its previously announced balanced use of the $8 billion to $10 billion in proceeds; with 40% to 50% for debt repayment, 25% to 30% for returning value to shareowners, and 20% to 25% for some selective reinvestment. The Company expects to communicate details of its plans for returning value to shareowners by the end of July 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires International Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first quarter of 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $93 million for International Paper’s U.S. plans for the three months ended March 31, 2006, or about $39 million higher than the pension expense recorded for the first three months of 2005. Net pension expense for non-U.S. plans was about $4 million for the first three quarters of 2006 and 2005. The increase in U.S. plan pension expense was principally due to a change in the mortality assumption to use the Retirement Protection Act 2000 Table, an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, and a decrease in the assumed discount rate to 5.50% in 2006 from 5.75% in 2005.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2006, the market value of plan assets for International Paper’s U.S. plans totaled approximately $7.0 billion, consisting of approximately 62% equity securities, 26% fixed income securities, and 12% real estate and other assets.

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

Accounting for Share-Based Compensation Plans. The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program for approximately 1,250 employees to more closely tie long-term compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-base restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005. The Company also considered the benefit to employees and the income statement impact in making its decision to accelerate vesting of these options. Based on the market value of the Company’s common stock on July 12, 2005, the exercise prices of all such stock options were above the market value and, accordingly, the Company recorded no expense as a result of this action.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. This standard requires that compensation cost related to share-based payments be recognized in the financial statements. The amount of compensation cost is measured based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The adoption of SFAS No. 123(R) resulted in a $1 million increase in stock-based compensation expense for the three months ended March 31, 2006, with no effect on prior periods. Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains a specific list of risks and uncertainties that you should carefully read and consider. That list has been updated in Item 1A. Risk Factors contained in this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 34 and 35 of International Paper’s Form 10-K Annual Report for the year ended December 31, 2005, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and completely and accurately reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting:

There were no changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

The Company does have ongoing initiatives to standardize and upgrade its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 7 to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 10-K) contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Forward-looking statements are statements that are not historical in nature and are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature.

The Company has amended the risk factors set forth in the 2005 10-K to include the following:

•	with respect to the Company’s previously announced Transformation Plan, the ability to successfully negotiate satisfactory sale terms for assets that are contemplated for sale but are not currently under contract; and,

•	with respect to the execution of sale transactions currently under contract and the realization of anticipated sales proceeds thereunder, the ability to successfully consummate the transaction without a purchase price adjustment, the successful fulfillment (or waiver) of all conditions set forth in the sale agreements, the successful closing of the transactions within the estimated timeframes and the ability to monetize the non-cash portion of the sale proceeds.

These risk factors do not represent a comprehensive list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set forth in the 2005 10-K and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Retirement Agreement dated March 21, 2006 between Robert M. Amen and International Paper Company*

10.2	Purchase Agreement dated as of April 4, 2006 among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Timberlands LLC, RMS Texas Timberlands LLP, Red Mountain Operations LLC, International Paper Company and other selling parties named therein.

10.3	Purchase Agreement dated as of April 4, 2006 among TimberStar, International Paper Company and other selling parties named therein.

10.4	Form of Non-Competition Agreement entered into by certain Company employees (including named executive officers) who may receive performance share awards or restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (this replaces the Form of Confidentiality and Non-Competition Agreement filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

10.5	Form of Non-Solicitation Agreement entered into by certain Company employees (including named executive officers) who may receive performance share awards or restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (this replaces the Form of Confidentiality and Non-Competition Agreement filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-3157).

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment for portion of exhibit requested from SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: May 9, 2006	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief
Financial Officer

Date: May 9, 2006	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller