Form 10-Q
period 2006-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2006-08-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue, Memphis, TN	38197
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 419-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 493,108,492.

INTERNATIONAL PAPER COMPANY

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Statement of Operations -
	Three Months and Six Months Ended June 30, 2006 and 2005	1

	Consolidated Balance Sheet -
	June 30, 2006 and December 31, 2005	2

	Consolidated Statement of Cash Flows -
	Six Months Ended June 30, 2006 and 2005	3

	Consolidated Statement of Changes in Common Shareholders’ Equity -
	Six Months Ended June 30, 2006 and 2005	4

	Condensed Notes to Consolidated Financial Statements	5

	Financial Information by Industry Segment	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	*

Item 6.	Exhibits	45

Signatures		46

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$6,270	$5,860	$12,333	$11,817
Costs and Expenses
Cost of products sold	4,666	4,359	9,241	8,774
Selling and administrative expenses	476	462	966	956
Depreciation, amortization and cost of timber harvested	305	333	644	673
Distribution expenses	305	259	617	518
Taxes other than payroll and income taxes	59	55	115	116
Restructuring and other charges	54	31	100	55
Insurance recoveries	—	(35)	(19)	(35)
Net (gains) losses on sales and impairments of businesses held for sale	75	(19)	1,358	60
Interest expense, net	148	155	296	323

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	182	260	(985)	377
Income tax provision	61	166	69	174
Minority interest expense, net of taxes	5	3	9	5

Earnings (Loss) From Continuing Operations	116	91	(1,063)	198
Discontinued operations, net of taxes and minority interest	(1)	(14)	(59)	(44)

Net Earnings (Loss)	$115	$77	$(1,122)	$154

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.24	$0.19	$(2.19)	$0.41
Discontinued operations	—	(0.03)	(0.12)	(0.09)

Net earnings (loss)	$0.24	$0.16	$(2.31)	$0.32

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.24	$0.19	$(2.19)	$0.41
Discontinued operations	—	(0.03)	(0.12)	(0.09)

Net earnings (loss)	$0.24	$0.16	$(2.31)	$0.32

Average Shares of Common Stock Outstanding - assuming dilution	487.2	487.4	486.6	488.0

Cash Dividends Per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and temporary investments	$274	$1,641
Accounts and notes receivable, net	2,987	2,796
Inventories	2,334	2,310
Assets of businesses held for sale	1,661	3,002
Deferred income tax assets	307	279
Other current assets	158	113

Total Current Assets	7,721	10,141

Plants, Properties and Equipment, net	10,248	10,297
Forestlands	484	2,190
Forestlands Held for Sale	1,666	—
Investments	618	625
Goodwill	3,862	3,838
Deferred Charges and Other Assets	1,555	1,680

Total Assets	$26,154	$28,771

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$1,774	$1,181
Accounts payable	1,998	1,981
Accrued payroll and benefits	385	399
Liabilities of businesses held for sale	216	195
Other accrued liabilities	1,212	1,103

Total Current Liabilities	5,585	4,859

Long-Term Debt	9,038	11,023
Deferred Income Taxes	377	726
Other Liabilities	3,853	3,601
Minority Interest	200	211
Common Shareholders’ Equity
Common stock, $1 par value, 493.1 shares in 2006 and 490.5 shares in 2005	493	491
Paid-in capital	6,642	6,627
Retained earnings	1,803	3,172
Accumulated other comprehensive loss	(1,837)	(1,935)

	7,101	8,355
Less: Common stock held in treasury, at cost, 2005 - 0.1 shares	—	4

Total Common Shareholders’ Equity	7,101	8,351

Total Liabilities and Common Shareholders’ Equity	$26,154	$28,771

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net (loss) earnings	$(1,122)	$154
Discontinued operations, net of taxes and minority interest	59	44

Earnings from continuing operations	(1,063)	198
Depreciation and amortization	644	673
Deferred income tax expense, net	11	80
Restructuring and other charges	100	55
Payments related to restructuring and legal reserves	(41)	(90)
Insurance recoveries	(19)	(35)
Net losses on sales and impairments of businesses held for sale	1,358	60
Periodic pension expense, net	189	122
Other, net	175	47
Changes in current assets and liabilities
Accounts and notes receivable	(110)	(70)
Inventories	(21)	(116)
Accounts payable and accrued liabilities	(254)	(227)
Other	(104)	(154)

Cash provided by operations - continuing operations	865	543
Cash provided by operations - discontinued operations	7	36

Cash Provided by Operations	872	579

Investment Activities
Invested in capital projects	(501)	(487)
Proceeds from divestitures	—	280
Other	(63)	33

Cash used for investment activities - continuing operations	(564)	(174)
Cash used for investment activities - discontinued operations	(3)	(206)

Cash Used for Investment Activities	(567)	(380)

Financing Activities
Issuance of common stock	21	19
Issuance of debt	522	322
Reduction of debt	(1,958)	(1,368)
Change in book overdrafts	(23)	1
Dividends paid	(247)	(246)
Other	(5)	(18)

Cash used for financing activities - continuing operations	(1,690)	(1,290)
Cash used for financing activities - discontinued operations	—	(155)

Cash Used for Financing Activities	(1,690)	(1,445)

Effect of Exchange Rate Changes on Cash - Continuing Operations	18	(98)
Effect of Exchange Rate Changes on Cash - Discontinued Operations	—	(1)

Change in Cash and Temporary Investments	(1,367)	(1,345)
Cash and Temporary Investments
Beginning of the period	1,641	2,596

End of the period	274	1,251
Less - Cash, End of Period - Discontinued Operations	—	(114)

Cash, End of Period - Continuing Operations	$274	$1,137

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Six Months Ended June 30, 2006

	Common Stock Issued		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Common Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,643	2	15	—	—	(112)	(4)	21
Cash dividends - Common stock ($0.50 per share)	—	—	—	(247)	—	—	—	(247)
Comprehensive income (loss):
Net loss	—	—	—	(1,122)	—	—	—	(1,122)
Change in cumulative foreign currency translation adjustment (less tax of $8)	—	—	—	—	114	—	—	114
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $4)	—	—	—	—	(11)	—	—	(11)
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(5)	—	—	(5)

Total comprehensive loss								(1,024)

Balance, June 30, 2006	493,144	$493	$6,642	$1,803	$(1,837)	—	$—	$7,101

Six Months Ended June 30, 2005

	Common Stock Issued		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Common Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Issuance of stock for various plans, net	3,004	3	31	—	—	126	5	29
Cash dividends - Common stock ($0.50 per share)	—	—	—	(246)	—	—	—	(246)
Comprehensive income (loss):
Net earnings	—	—	—	154	—	—	—	154
Change in cumulative foreign currency translation adjustment (less tax of $17)	—	—	—	—	(101)	—	—	(101)
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $10)	—	—	—	—	26	—	—	26
Less: Reclassification adjustment for gains included in net income (less tax of $9)	—	—	—	—	(20)	—	—	(20)

Total comprehensive income								59

Balance, June 30, 2005	490,499	$490	$6,593	$2,470	$(1,452)	142	$5	$8,096

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in these Condensed Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2005, which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 21.

See Note 10 for required pro forma and additional disclosures related to stock-based compensation awards.

Prior-year amounts have been restated to present the Company’s Kraft Papers business as a discontinued operation (see Note 4).

NOTE 2 - EARNINGS PER COMMON SHARE

Earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Earnings per common share from continuing operations, assuming dilution, are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, are converted into common shares at the beginning of each period. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and earnings per common share from continuing operations, assuming dilution, is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2006	2005	2006	2005
Earnings (loss) from continuing operations	$116	$91	$(1,063)	$198
Effect of dilutive securities	—	—	—	—

Earnings (loss) from continuing operations - assuming dilution	$116	$91	$(1,063)	$198

Average common shares outstanding	486.9	485.9	486.6	486.0
Effect of dilutive securities
Profit sharing plan	—	1.2	—	1.2
Stock options	0.3	0.3	—	0.8

Average common shares outstanding - assuming dilution	487.2	487.4	486.6	488.0

Earnings (loss) per common share from continuing operations	$0.24	$0.19	$(2.19)	$0.41

Earnings (loss) per common share from continuing operations - assuming dilution	$0.24	$0.19	$(2.19)	$0.41

Note: Average common shares outstanding exclude unvested restricted shares. The above table excludes securities that were antidilutive for the periods presented, principally zero-coupon convertible debentures repurchased in June 2006.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2006:

During the second quarter of 2006, restructuring and other charges totaling $54 million before taxes ($33 million after taxes) were recorded. Included in these charges were a pre-tax charge of $50 million ($30 million after taxes), including severance and other termination benefit costs of approximately $31 million and other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

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

NOTE 4 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Coated and Supercalendered Papers:

In the 2006 first quarter, the Company had reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the second quarter of 2006, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10% limited partnership interest in CMP Investments L.P., the parent company that will own this business. Since this limited partnership interest will represent significant continuing involvement in the operations of this business under U.S. generally accepted accounting principles, the operating results for Coated and Supercalendered Papers are required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including a charge in the first quarter of $1.3 billion before and after taxes to write down the assets of the business to their estimated fair value, are now included in continuing operations for all periods presented. An additional pre-tax charge of $85 million ($53 million after taxes) was recorded in the second quarter to adjust the net assets of this business to their estimated fair value based on the terms of the definitive sales agreement discussed above (see “Other Transactions” below).

This sale was subsequently completed on August 1, 2006.

Discontinued Operations:

2006:

During the 2006 second quarter, the Company signed a definitive agreement to sell its Kraft Papers business for approximately $155 million in cash, subject to certain closing and post-closing adjustments, and two additional payments totaling up to $60 million payable five years from the date of closing contingent upon business performance. The operating results of this business for all periods presented are included in Discontinued operations in the accompanying consolidated statement of operations, including a pre-tax charge of $101 million ($62 million after taxes) recorded in the 2006 first quarter to reduce the carrying value of the business’s net assets to their estimated fair values. Additionally, a pre-tax charge of $16 million ($10 million after taxes) was recorded in Discontinued operations in the 2006 second quarter to further reduce the carrying value of the assets of this business based on the terms of the definitive agreement discussed above. Revenues associated with the Kraft Papers business were $57 million and $113 million, respectively for the three-month and six-month periods ended June 30, 2006. Revenues for the comparable 2005 periods were $56 million and $111 million, respectively. Earnings and diluted earnings per share related to the Kraft Papers operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2006	2005	2006	2005
Earnings (loss) from discontinued operations
Earnings from operations	$14	$—	$20	$2
Loss on asset write-down	(16)	—	(117)	—
Income tax benefit	1	—	38	(1)

(Loss) earnings from discontinued operations, net of taxes	$(1)	$—	$(59)	$1

Earnings (loss) per common share from discontinued operations - assuming dilution
Earnings from operations, net of taxes	$0.02	$—	$0.03	$—
Loss on asset write-down, net of taxes	(0.02)	—	(0.15)	—

Loss per common share from discontinued operations, net of taxes - assuming dilution	$—	$—	$(0.12)	$—

At June 30, 2006 and December 31, 2005, assets held for sale totaled $1.7 billion and $3.0 billion, respectively, and liabilities of businesses held for sale totaled $216 million and $195 million, respectively, and included Kraft Papers, Coated and Supercalendered Papers and certain smaller businesses, as follows:

In millions	June 30, 2006	December 31, 2005
Accounts receivable, net	$158	$130
Inventories	184	138
Plants, properties and equipment, net	1,287	1,504
Goodwill	—	1,205
Other assets	32	25

Assets of businesses held for sale	$1,661	$3,002

Accounts payable	$125	$123
Accrued payroll and benefits	39	34
Other accrued liabilities	35	20
Other liabilities	17	18

Liabilities of businesses held for sale	$216	$195

2005:

In the third quarter of 2005, International Paper completed the sale of its 50.5% interest in Carter Holt Harvey Limited for approximately U.S. $1.1 billion. The pre-tax gain on the sale of $29 million ($361 million after taxes and minority interest), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Revenues associated with the discontinued operation were $598 million and $1.1 billion for the three-month and six-month periods ended June 30, 2005. Earnings and diluted earnings per share related to these operations were as follows:

In millions, except per share amounts	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Earnings (loss) from discontinued operations
Earnings (loss) from operations	$10	$(32)
Minority interest, net of taxes	(9)	10
Income tax expense	(15)	(23)

Loss from discontinued operations, net of taxes and minority interest	$(14)	$(45)

Loss per common share from discontinued operations - assuming dilution
Loss from operations, net of taxes	$(0.03)	$(0.09)
Loss on asset write-down, net of taxes	—	—

Loss per common share from discontinued operations, net of taxes and minority interest—assuming dilution	$(0.03)	$(0.09)

Other Transactions:

2006:

In March 2006, International Paper, The Nature Conservancy and The Conservation Fund reached an agreement to sell approximately 218,000 acres of forestlands across 10 U.S. states. The Nature Conservancy will acquire more than 173,000 acres in North Carolina, Virginia, Georgia, Florida, Alabama, Arkansas, Tennessee, Louisiana and Mississippi. The Conservation Fund will acquire more than 5,000 acres in Florida and 500 acres in North Carolina. The two groups will jointly purchase an additional 39,000 acres in South Carolina. International Paper will receive approximately $300 million from these sales at closing, expected to occur during 2006. Also in March 2006, International Paper announced an agreement to sell 69,000 acres of forestlands in Wisconsin to The Nature Conservancy for approximately $83 million.

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

During the second quarter of 2006, the Company completed the sales of approximately 75,000 acres of forestlands under the above agreements for approximately $97 million, resulting in a pre-tax gain of approximately $62 million ($39 million after taxes). This gain, together with a pre-tax charge of $85 million ($53 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of the definitive sales agreement signed in the second quarter, and a pre-tax charge of $52 million ($37 million after taxes) recorded to write down the carrying value of certain assets in Brazil to their estimated fair value, is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations for the three months ended June 30, 2006. The assets in Brazil were written down to estimated net realizable value upon sale since the sale of these assets was considered probable at June 30, 2006.

The remaining sales under the agreements discussed above are expected to be completed over the remainder of 2006. This will substantially complete International Paper’s sales of U.S. forestlands identified as part of the Company’s Transformation Plan. Anticipated total proceeds from all of these sale agreements, covering about 5.7 million acres or over 85% of the Company’s U.S. forestland holdings, are approximately $6.6 billion. The carrying value of these forestlands is included in the accompanying consolidated balance sheet as of June 30, 2006 under the caption Forestlands held for sale. The amount of gain that will be recognized by the Company upon the completion of these transactions will be dependent upon the final amount of proceeds received, costs incurred and transactions terms, and the portion, if any, of the gain that will be required to be deferred under applicable accounting standards. International Paper has retained approximately 660,000 acres of forestlands at June 30, 2006, some of which may be later sold to maximize the value of the land.

During the first quarter of 2006, a pre-tax special charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

2005:

In the second quarter of 2005, a $19 million pre-tax credit ($12 million after taxes) was recorded, including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business, final charges related to the sale of Fine Papers and Industrial Papers, as well as net adjustments of losses from businesses previously sold.

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

NOTE 5 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	June 30, 2006	December 31, 2005
Raw materials	$378	$382
Finished pulp, paper and packaging products	1,523	1,539
Finished lumber and panel products	33	33
Operating supplies	338	286
Other	62	70

Total	$2,334	$2,310

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $97 million and $1.4 billion at June 30, 2006 and December 31, 2005, respectively.

Interest payments made during the six-month periods ended June 30, 2006 and 2005 were $346 million and $373 million, respectively. Capitalized net interest costs were $7 million and $5 million for the six months ended June 30, 2006 and 2005, respectively. Total interest expense was $336 million for the first six months of 2006 and $370 million for the first six months of 2005. Preferred Securities distributions paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $6 million and $5 million during the first six months of 2006 and 2005, respectively. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $80 million and $174 million were made during the first six months of 2006 and 2005, respectively.

Accumulated depreciation was $17.8 billion at June 30, 2006 and $17.3 billion at December 31, 2005. The allowance for doubtful accounts was $100 million at June 30, 2006 and $102 million at December 31, 2005.

The following tables present changes in the goodwill balances as allocated to each business segment for the six-month periods ended June 30, 2006 and 2005:

2006:

In millions	Balance December 31, 2005	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2006
Printing Papers	$1,674	$1	$—		$1,675
Industrial Packaging	676	3	20	(b)	699
Consumer Packaging	987	1	(1	)(c)	987
Distribution	299	—	—		299
Forest Products	191	—	—		191
Corporate	11	—	—		11

Total	$3,838	$5	$19		$3,862

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Reflects a $4 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, and a $16 million increase from the purchase of the remaining 25% interest in IPPM on May 1, 2006.
(c)	Reflects a $1 million decrease resulting from the settlement of a contingent purchase price adjustment from the purchase of the minority interest in Shorewood EPC Europe Limited.

2005:

In millions	Balance December 31, 2004	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2005
Printing Papers	$1,671	$3	$—		$1,674
Industrial Packaging	591	(5)	31	(b)	617
Consumer Packaging	1,014	(4)	5	(c)	1,015
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate	24	—	(13	)(d)	11

Total	$3,789	$(5)	$23		$3,807

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Reflects the completion of the accounting for Box USA, which resulted in a $37 million increase in goodwill, offset by a $6 million decrease resulting from the sale of Industrial Papers.
(c)	Reflects a $ 5 million adjustment resulting from the acquisition of the minority interest in Shorewood EPC Europe Limited.
(d)	Reflects the sale of International Paper’s Fine Papers business.

Goodwill totaling approximately $1.2 billion at December 31, 2005 relating to the Company’s Coated and Supercalendered Papers business was written off in connection with the 2006 first-quarter $1.3 billion pre-tax charge to reduce the net assets of that business to estimated fair value (see Note 4).

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Six Months Ended June 30,
In millions	2006	2005
Asset retirement obligation, January 1	$33	$30
New liabilities	1	5
Liabilities settled	(1)	(3)
Net adjustments to existing liabilities	(1)	(3)
Accretion expense	1	1

Asset retirement obligation, June 30	$33	$30

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Service cost	$—	$—	$1	$1
Interest cost	7	9	16	19
Actuarial loss	7	4	11	10
Amortization of prior service cost	(15)	(10)	(24)	(20)

Net postretirement benefit cost (a)	$(1)	$3	$4	$10

(a)	Excludes a credit of $5 million and net charges of $19.4 million for the three-month and six-month periods ended June 30, 2006 for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation initiative recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, respectively, and a $3 million credit for the six-month period ended June 30, 2005 for curtailments and special termination benefits related to Fine Papers, Industial Papers and the Jackson Foodservice plant divestitures and organizational restructurings recorded in Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, respectively.

NOTE 6 – RECENT ACCOUNTING DEVELOPMENTS

Accounting for Uncertainty in Income Taxes:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of this Interpretation.

Accounting for Certain Hybrid Financial Instruments:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This Statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. International Paper believes that the adoption of SFAS No. 155 in 2007 will not have a material impact on its consolidated financial statements.

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

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. International Paper adopted SFAS No. 123(R) in the first quarter of 2006, with no material effect on its consolidated financial statements. See Note 10 for a further discussion of stock-based compensation plans.

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

Substantially all of the 1980’s Hardboard Claims were settled as of June 30, 2006, although settlement payments made in 2006 were approximately $7 million more than projected.

1990’s Hardboard Claims

In 2005, the number of 1990’s Hardboard Claims filed was in line with projections. However, as reported in the 2005 10-K, the average cost of those claims increased above projected levels in 2005. As was the case for the 1980’s Hardboard Claims, the increased cost was due, in part, to a 2005 increase in the Means Price Data (an inflation-adjusted compensation formula based on replacement and refinishing cost for a particular area that is used in the determination of claims payments) compared to prior years. For the six months ended June 30, 2006, the number of 1990’s Hardboard Claims filed and the average cost per claim were both higher than projected, with claims payments totaling approximately $4 million more than projected. The claims filing deadline for the 1990’s Hardboard Claims is January 15, 2008.

The following table presents the claims activity of the 1980’s and 1990’s Hardboard Claims for the six-month period ended June 30, 2006:

In thousands	Single Family	Multi- Family	Total
December 31, 2005	20.2	3.2	23.4
No. of Claims Filed	9.0	0.2	9.2
No. of Claims Paid	(6.8)	(1.1)	(7.9)
No. of Claims Dismissed	(2.2)	—	(2.2)

June 30, 2006	20.2	2.3	22.5

The average settlement cost per claim for the six-month period ended June 30, 2006 for the Hardboard settlement was $2,389.

Omniwood and Woodruf Claims

Throughout 2005, and in the first and second quarters of 2006, the Omniwood Claims activity and the Woodruf Claims activity have been in line with projections. The Company expects this trend to continue. The filing deadline for both the Omniwood and Woodruf claims is January 6, 2009. The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the six-month period ended June 30, 2006:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2005	2.4	0.5	0.8	0.3	3.2	0.8	4.0
No. of Claims Filed	2.7	0.2	0.3	—	3.0	0.2	3.2
No. of Claims Paid	(2.5)	(0.2)	(0.2)	—	(2.7)	(0.2)	(2.9)
No. of Claims Dismissed	(0.4)	—	(0.2)	—	(0.6)	—	(0.6)

June 30, 2006	2.2	0.5	0.7	0.3	2.9	0.8	3.7

The average settlement costs per claim for the six-month period ended June 30, 2006 for the Omniwood and Woodruf settlements were $4,633 and $5,337, respectively.

Reserve Analysis

The following table presents an analysis of the net reserve activity for the six-month period ended June 30, 2006:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2005	$34	$74	$5	$113
Additional Provisions	15	—	—	15
Payments	(28)	(15)	—	(43)

Balance, June 30, 2006	$21	$59	$5	$85

During the first quarter of 2006, based on advice from the Company’s third-party consultant, a charge of $15 million was recorded to increase the aggregate hardboard siding and roofing reserve to management’s best estimate of the amount required for future payments under the Settlements. The Company will continue to monitor claims activity through the end of the claims period for these Settlements to determine if any further adjustments to reserve balances will be warranted.

Hardboard Insurance Matters

As discussed in the 2005 10-K, the Company has entered into favorable agreements with various insurance carriers to settle claims relating to their refusal to indemnify and/or defend the Company and Masonite for, among other things, the settlement of Hardboard Claims. Through March 31, 2006, these insurance carriers have agreed to pay the Company approximately $625 million. In the second quarter, the Company participated in a binding arbitration proceeding, with Ace Insurance to resolve the sole remaining coverage dispute, the outcome of which will be decided by the arbitration panel sometime before the end of 2006.

Cumulative net cash settlements received by the Company through June 30, 2006 in connection with these insurance settlements totaled approximately $335 million, and the balance will be received in installments through the end of 2008.

Antitrust Matters

As disclosed in the 2005 10-K, the Company is party to a class action lawsuit by a group of private landowners alleging that the Company and certain of its fiber suppliers, known as Quality Suppliers, engaged in an unlawful conspiracy to artificially depress the prices at which the Company procures fiber for its mills. While the Company continues to maintain that its Quality Supplier program did not violate any antitrust laws, it agreed to settle this case in the second quarter for a payment by the Company to the class of $12.4 million, including plaintiff counsel fees. The Federal District Court in Columbia, South Carolina has preliminarily approved the settlement. A final hearing for court approval is scheduled for September 25, 2006.

Also as disclosed in the 2005 10-K, the Company was a defendant in a purported antitrust class action brought by purchasers of coated publication papers in various U.S. federal and state courts. These cases are based on alleged cartel activity by various U.S. and European manufacturers of coated papers. The Company believed it was not a proper party to these cases, and in the second quarter, has been dismissed with prejudice from all but one remaining indirect-purchaser California case. In that case, the Company and the California indirect-purchaser class counsel have filed a stipulation to dismiss the Company as a defendant, which is pending court approval.

Other Matters

International Paper is involved from time to time in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental, tax, antitrust, personal injury, employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, International Paper believes that the outcome of any such matters, pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 8 - DEBT

On June 20, 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third party commercial paper issued under the Company’s receivables securitization program. As of June 30, 2006, International Paper had repaid $120 million of this commercial paper borrowing and plans to repay the remainder by the end of 2006.

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

In March 2006, International Paper replaced its maturing $750 million revolving bank credit agreement with a 364-day $500 million fully committed revolving bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion revolving bank credit agreement with a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. The new agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating.

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

At December 31, 2005, International Paper classified as Long-term debt $1.25 billion of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt. International Paper had the intent and ability to renew or convert these obligations as evidenced by the credit facilities described above.

Maintaining a strong investment-grade credit rating is an important element of International Paper’s corporate finance strategy. At June 30, 2006, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

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

Net	periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Service cost	$35	$34	$71	$65
Interest cost	127	120	253	237
Expected return on plan assets	(135)	(139)	(270)	(278)
Actuarial loss	63	46	121	84
Amortization of prior service cost	6	7	14	14

Net periodic pension expense (a)	$96	$68	$189	$122

(a)	Excludes a credit of $4 million and net charges of $43 million for the three-month and six-month periods ended June 30, 2006 for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation initiative recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, respectively, and charges of $6 million and $29 million for the three-month and six-month periods ended June 30, 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestitures and an organizational restructuring recorded in Net (gains) losses on sales and impairments of businesses held for sale and Restructuring and other charges, respectively.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy. The nonqualified plan is funded to the extent of benefit payments, which equaled $12 million through June 30, 2006.

NOTE 10 – STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for awards. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, 21.9 million shares were available for grant under the LTICP.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, accordingly, prior period amounts have not been restated. This pronouncement requires that compensation costs related to share-based payments be recognized in the financial statements. For equity awards, the amount of compensation cost is measured based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accounting for its plans.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the six months ended June 30, 2006 and 2005 was $38.8 million and $19.4 million, respectively. The actual tax benefit realized for stock-based compensation costs was $2.0 million and $2.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006, $130.5 million of compensation cost related to unvested restricted performance shares and continuity awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

Restricted Performance Share Program:

Restricted Performance Share Program (PSP) awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to a peer group of companies. For awards issued to non-senior management, the awards are weighted 75% for ROI and 25% for TSR. For awards issued to certain members of senior management, the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies to reflect TSR rather than stock price growth, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan consistent with the requirements of SFAS No. 123(R):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	20.50%	20.50% -25.20%
Risk-free interest rate	5.26% -5.30%	4.30% -5.30%

The following summarizes the activity for all performance-based programs for the six months ended June 30, 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	4,195,317	$41.47
Granted	2,320,858	33.58
Issued (a)	(378,042)	35.89
Forfeited	(50,666)	39.16

Outstanding at June 30, 2006	6,087,467	$38.83

(a)	Includes 5,468 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Stock-based compensation expense related to a stock option reload totaling $5,000 was recorded for the three months ended June 30, 2006. The expense was calculated under the Black-Scholes option pricing model using 19.7% expected volatility, an interest rate of 4.97%, a 2.7% expected dividend yield, and a term of two years. As of June 30, 2006, all options were fully vested.

A summary of option activity under the plan as of June 30, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2005	41,581,598	$39.49
Granted	997	39.06
Exercised	(603,645)	32.77
Forfeited	(309,074)	45.62
Expired	(1,836,080)	41.99

Outstanding at June 30, 2006	38,833,796	$39.43	5.57	$2,029

All options are exercisable as of June 30, 2006.

Continuity Award Program:

The following summarizes the activity of the Continuity Award Program for the six months ended June 30, 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	250,375	$38.49
Granted	55,000	34.41
Issued	(74,875)	38.91
Forfeited	(32,750)	38.41

Outstanding at June 30, 2006	197,750	$37.21

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R):

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25. The following table illustrates the effect on net earnings, net earnings per common share and net earnings per common share, assuming dilution, for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123.

In millions, except per share amounts	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$77	$154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(28)

Pro forma net earnings	$62	$126

Earnings per common share
Basic and diluted - as reported	$0.16	$0.32

Basic and diluted - pro forma	$0.13	$0.26

NOTE 11 – SUBSEQUENT EVENTS

On July 13, 2006, in connection with the planned use of projected proceeds from the Company’s Transformation Plan, International Paper announced that its board of directors had authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005 (2)		2006		2005 (2)
Printing Papers	$1,915		$1,775		$3,810		$3,650
Industrial Packaging	1,240		1,165		2,410		2,380
Consumer Packaging	795		790		1,570		1,530
Distribution	1,690		1,570		3,340		3,100
Forest Products	595	(5)	605	(5)	1,225	(5)	1,215	(5)
Specialty Businesses and Other (3)	235		230		465		505
Corporate and Inter-segment Sales	(200)		(275)		(487)		(563)

Net Sales	$6,270		$5,860		$12,333		$11,817

Operating Profit by Industry Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005 (2)		2006		2005 (2)
Printing Papers	$254	(1,6)	$139	(8)	$382	(1,6)	$313
Industrial Packaging	100		84		138		186	(8)
Consumer Packaging	41	(6)	53		76	(6)	85
Distribution	36		18		63		36
Forest Products	184	(7)	191	(7,8)	410	(7)	398	(7,8)
Specialty Businesses and Other (3)	16		7		26		17

Operating Profit	631		492		1,095		1,035
Interest expense, net	(148)		(155	)(9)	(296)		(323	)(9)
Minority interest (4)	2		2		5		1
Corporate items, net	(174)		(133)		(350)		(287)
Restructuring and other charges	(54)		—		(100)		(24)
Insurance recoveries	—		35		19		35
Net (losses) gains on sales and impairments of businesses held for sale	(75)		19		(1,358)		(60)

Earnings (loss) from continuing operations before income taxes and minority interest	$182		$260		$(985)		$377

(1)	Includes a $31 million pre-tax benefit ($19 million after taxes), reflecting the elimination of 2006 second-quarter depreciation expense for the Coated and Supercalendered Papers business that is held for sale.
(2)	Prior-year industry information has been restated to conform to 2006 management reporting structure and to reflect the classification of the Kraft Papers businesses as a discontinued operation.
(3)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(4)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.
(5)	Includes $205 million, $200 million, $440 million and $440 million for Forest Resources, and $390 million, $405 million, $785 million and $775 million for Wood Products, in the second quarter of 2006, second quarter of 2005, first six months of 2006, and first six months of 2005, respectively.
(6)	Includes a 2006 second-quarter special charge of $8 million before taxes in the Consumer Packaging segment for asset write-offs, and a credit of $8 million before taxes in the Printing Papers segment for a tax settlement in Brazil.
(7)	Includes $160 million, $129 million, $350 million and $287 million for Forest Resources, and $24 million, $62 million, $60 million and $111 million for Wood Products, in the second quarter of 2006, second quarter of 2005, first six months of 2006, and first six months of 2005, respectively.
(8)	Includes 2005 second-quarter special charges of $17 million before taxes in the Printing Papers segment for severance and other charges related to the indefinite shutdown of three U.S. paper machines, and $10 million before taxes for Forest Resources and $4 million before taxes for Wood Products for 2005 second-quarter costs associated with relocating the Forest Resources and Wood Products headquarters to Memphis, Tennessee from Savannah, Georgia.
(9)	Includes interest income of $11 million before taxes from the collection of a note receivable from the 2001 sale of the Flexible Packaging business.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers	114	107	232	219
Europe & Russia Uncoated Papers	340	358	719	717
U.S. Uncoated Papers	996	915	2,025	1,946

Uncoated Papers	1,450	1,380	2,976	2,882
Coated Papers	588	580	1,183	1,155
Market Pulp (3)	289	307	574	603

Packaging (In thousands of short tons)
Container of the Americas	930	906	1,831	1,796
European Container (Boxes)	325	273	646	532
Other Industrial and Consumer Packaging	120	134	239	261

Industrial and Consumer Packaging	1,375	1,313	2,716	2,589
Containerboard	438	438	934	909
Bleached Packaging Board	393	351	769	722
Coated Bristols	102	107	210	210
Kraft	74	60	134	122

Forest Products (In millions)
Panels (sq. ft. 3/8”- basis)	413	367	815	768
Lumber (board feet)	666	663	1,294	1,276

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper had solid operating results in the 2006 second quarter, experiencing strong growth in revenues. Average prices improved during the quarter across all uncoated paper, pulp and packaging grades as a number of previously announced price increases were partially or fully realized. Sales volumes were comparable to first-quarter levels as low inventories constrained shipments for both containerboard and market pulp. Raw material costs were lower than in the first quarter, reflecting declining natural gas and wood prices, while fuel oil costs were essentially flat. Freight costs were higher than in the first quarter. Our global manufacturing operations performed well during the quarter. We reported lower land sales and a slightly higher tax rate compared with the first quarter.

Looking to the third quarter, we expect that earnings from continuing operations, excluding any special items, will be higher than in the second quarter. Sales volumes in our key platform businesses should be solid, supported by improved product inventory levels. Price realizations should continue to improve reflecting previously announced global International Paper price increases in paper and packaging grades. The cost outlook is mixed, with wood costs continuing to decline while freight costs are expected to increase. The outlook for energy costs is uncertain. On the operating side, we expect continued progress in improving our global manufacturing operations.

RESULTS OF OPERATIONS

For the second quarter of 2006, International Paper reported net sales of $6.3 billion, compared with $5.9 billion in the second quarter of 2005 and $6.1 billion in the first quarter of 2006.

Net earnings totaled $115 million, or $0.24 per share, in the 2006 second quarter. This compared with net earnings of $77 million, or $0.16 per share, in the second quarter of 2005 and a net loss of $1.2 billion, or $2.54 per share, in the first quarter of 2006. The first quarter 2006 net loss included a $1.3 billion pre-tax charge ($2.57 per share) to reduce the carrying values of the net assets of the Coated and Supercalendered Papers businesses to their estimated fair value. Amounts include the effects of special items in all periods.

Earnings from continuing operations were $116 million in the second quarter of 2006 compared with earnings of $91 million in the second quarter of 2005 and a loss from continuing operations of $1.2 billion in the 2006 first quarter. Earnings in the 2006 second quarter benefited from higher average price realizations ($38 million), improved operations and a more favorable mix of products sold ($30 million), higher sales volumes and decreased market-related downtime ($48 million), and higher gains from land sales ($16 million) compared with the 2005 second quarter. These benefits were partially offset by higher freight, energy and raw material costs ($50 million). In addition, corporate items and other costs ($11 million) were higher due to higher pension and benefit costs. Special items expense ($54 million) increased but was partially offset by lower net interest expense ($4 million). Income tax expense was $4 million lower in the 2006 second quarter reflecting a lower estimated effective tax rate.

Compared with the first quarter of 2006, earnings from continuing operations benefited from higher average price realizations ($48 million), improved manufacturing costs resulting from cost reduction actions ($46 million) in prior periods, and lower wood and natural gas costs ($25 million). These benefits were partially offset by lower sales volumes ($2 million) and lower gains from land sales ($12 million). Additionally, compared with the 2006 first quarter, 2006 second-quarter earnings reflected a higher effective tax rate ($5 million), increased corporate and other items ($5 million), and significantly lower special charges ($1.2 billion), reflecting a $1.3 billion charge in the 2006 first quarter relating to the Coated and Supercalendered Papers business discussed below.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses held for sale, and the reversal of reserves no longer required. Prior-year industry segment information has been restated to conform to minor changes in the 2006 operational structure and to reflect the classification of the Kraft Papers business as a discontinued operation.

The following table presents a reconciliation of International Paper’s net earnings to its industry segment operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2006	2005	2006
Net Earnings (Loss)	$115	$77	$(1,237)
Deduct - Discontinued operations:
(Earnings) loss from operations	(9)	14	(4)
Loss on sales or impairments	10	—	62

Earnings From Continuing Operations	116	91	(1,179)
Add back (deduct):
Income tax provision	61	166	8
Minority interest expense, net of taxes	5	3	4

Earnings From Continuing Operations Before Income Taxes and Minority Interest	182	260	(1,167)
Interest expense, net	148	155	148
Minority interest included in operations	(2)	(2)	(3)
Corporate items	174	133	176
Special items:
Restructuring and other charges	54	—	46
Insurance recoveries	—	(35)	(19)
Net losses (gains) on sales and impairments of businesses held for sale	75	(19)	1,283

	$631	$492	$464

Industry Segment Operating Profit
Printing Papers	$254	$139	$128
Industrial Packaging	100	84	38
Consumer Packaging	41	53	35
Distribution	36	18	27
Forest Products	184	191	226
Specialty Businesses and Other	16	7	10

Total Industry Segment Operating Profit	$631	$492	$464

Coated and Supercalendered Papers

In the 2006 first quarter, the Company had reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the 2006 second quarter, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10% limited partnership interest in CMP Investments L.P., the parent company that will own this business. Since this interest will represent significant continuing involvement in the operations of this business under U.S. generally accepted accounting principles, the operating results for this business are required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including a $1.3 billion charge before and after taxes ($2.57 per share) to write down the assets of the business to their estimated fair value in the 2006 first quarter, are now included in continuing operations for all periods presented.

Discontinued Operations

Discontinued operations includes the operating results of the Company’s Kraft Papers business. In the 2006 first quarter, a pre-tax charge of $101 million ($0.13 per share) had been recorded to write down the carrying value of the assets of this business to their estimated fair value. During the 2006 second quarter, International Paper signed a definitive agreement to sell this business to Stone Arcade Acquisition Corp. and recorded an additional pre-tax charge of $16 million ($0.02 per share) based on the terms of this agreement. Discontinued operations for the second quarter of 2005 also includes the operating results of Carter Holt Harvey Limited sold in the third quarter of 2005.

Income Taxes

The income tax provision was $61 million for the 2006 second quarter. Excluding a $45 million credit relating to the tax effects of special items, the effective income tax rate for continuing operations was 34% for the quarter.

The income tax provision of $8 million in the 2006 first quarter included a $5 million benefit related to the adjustment of previously recorded tax reserves. Excluding a $36 million credit relating to the tax effects of special items, the effective income tax rate for continuing operations was 30% for the quarter.

The income tax provision of $166 million in the second quarter of 2005 included a special charge of $94 million, principally for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004. The effective income tax rate for continuing operations before special items for the second quarter of 2005 was 31%.

Interest Expense and Corporate Items

Net interest expense for the 2006 second quarter was $148 million, equal to the $148 million in the 2006 first quarter and below the $155 million in the 2005 second quarter. Net interest expense in the 2005 second quarter included interest income of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding this, net interest expense was $166 million. The lower expense in the current quarter reflects lower average debt balances and interest rates due to debt refinancings and repayments in 2005 and 2006.

Corporate items, net, of $174 million in the 2006 second quarter were slightly lower than the 2006 first-quarter net expenses of $176 million, but were higher than the net expenses of $133 million in the second quarter of 2005. The increase compared with the 2005 second quarter was primarily due to higher pension and benefit costs.

Special Items

Restructuring and Other Charges

During the second quarter of 2006, restructuring and other charges totaling $54 million before taxes ($33 million after taxes) were recorded. Included in these charges were a pre-tax charge of $50 million ($30 million after taxes) for severance and other charges associated with the Company’s Transformation Plan and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

During the first quarter of 2006, restructuring and other charges totaling $46 million before taxes ($28 million after taxes) were recorded. Included in these charges were a pre-tax charge of $20 million ($12 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $8 million ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax charge of $18 million ($11 million after taxes) for adjustments to legal reserves. Also recorded was a pre-tax charge of $6 million for tax adjustments.

During the first quarter of 2005, a special charge of $24 million before taxes ($15 million after taxes) was recorded for losses on early extinguishment of high-coupon-rate debt.

Insurance Recoveries

During the first quarter of 2006, a pre-tax credit of $19 million ($12 million after taxes) was recorded for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 7). The second quarter of 2005 also included a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to this litigation.

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

During the second quarter of 2006, a net pre-tax charge of $75 million ($51 million after taxes) for net (gains) losses on sales and impairments of businesses held for sale was recorded, including a pre-tax credit of $62 million ($39 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, a pre-tax charge of $85 million ($53 million after taxes) to adjust the net assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of the definitive sales agreement signed in the second quarter, and a pre-tax charge of $52 million ($37 million after taxes) to write down the carrying value of certain assets in Brazil to their estimated fair value.

During the first quarter of 2006, a charge of $1.3 billion before and after taxes was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

In the second quarter of 2005, a pre-tax gain of $19 million ($12 million after taxes) was recorded for net adjustments of losses on businesses previously sold.

During the first quarter of 2005, pre-tax charges of $79 million ($52 million after taxes) were recorded, including a $24 million pre-tax loss ($13 million after taxes) to write down the net assets of the Fine Papers business to their estimated net realizable value, $49 million pre-tax loss ($35 million after taxes) to write down the net assets of the Industrial Papers business and related corporate assets to their estimated net realizable value and a $6 million charge before taxes ($4 million after taxes) for adjustments to estimated losses on sales of certain smaller operations.

INDUSTRY SEGMENT OPERATING PROFIT

Industry segment operating profits of $631 million in the 2006 second quarter were higher than both $492 million in the 2005 second quarter and $464 million in the 2006 first quarter. Compared with the second quarter of 2005, earnings in the current quarter benefited from higher average prices ($57 million), higher sales volumes and the impact of reduced market-related downtime ($73 million), lower manufacturing operating costs and a more profitable mix of products sold ($45 million), higher gains from land sales ($24 million) and other items ($15 million). These benefits more than offset the effects of higher raw material costs ($75 million), particularly energy. Compared with the 2006 first quarter, operating profits benefited from higher average prices ($72 million), improved manufacturing operating performance and the impact of cost reduction efforts ($69 million), lower raw material costs ($37 million) including wood and natural gas and lower other costs ($10 million). These benefits were partially offset by lower sales volumes and the impact of higher market-related downtime ($3 million) and lower gains from land sales ($18 million).

During the 2006 second quarter, International Paper took approximately 240,000 tons of downtime, including 25,000 tons for market-related downtime, compared with approximately 500,000 tons of downtime in the second quarter of 2005, which included 275,000 tons of market-related downtime. During the 2006 first quarter, International Paper took approximately 165,000 tons of downtime, including 30,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly throughout the year. Market-related downtime costs are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the second quarter of 2006.

Printing Papers

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,915	$1,895	$3,810	$1,775	$1,875	$3,650
Operating Profit	254	128	382	139	174	313

Printing Papers net sales for the second quarter of 2006 were 1% higher than the first quarter of 2006 and 8% higher than the second quarter of 2005. Operating profits in the second quarter of 2006 were about double profits in the first quarter of 2006, and 83% higher than in the second quarter of 2005.

U.S. Uncoated Papers earnings increased substantially in the second quarter of 2006 versus the first quarter of 2006. Despite strong market demand, sales volumes decreased slightly as seasonal planned maintenance outages impacted production levels. Average price realizations were up for uncoated freesheet papers reflecting previously announced price increases for both roll and cut-size product lines. Raw material costs for wood, natural gas and caustic soda were favorable during the quarter, partially offset by the effects of higher oil prices. Freight costs remained high, while manufacturing operations were favorable for the quarter.

Earnings were also significantly higher than in the second quarter of 2005. Sales volumes were up for all product categories of imaging and printing papers and converting grades. Strong product demand in the quarter resulted in no market-related downtime, compared with 110,000 tons taken in the second quarter of 2005. Average sales prices were higher as price increases announced in the first quarter of 2006 were realized. However, input costs for wood, oil, coal and starch and freight costs were above 2005 levels. In addition, operating results for the second quarter of 2005 included a $17 million special charge for severance and other charges related to the indefinite shutdown of three paper machines.

Looking ahead to the third quarter, earnings are expected to further improve with the continued realization of previously announced price increases, particularly the cut-size paper increase announced at the end of the second quarter. Sales volumes are expected to increase slightly with the expected seasonal increase in demand. Input costs should be about flat despite slightly higher wood costs; however, further increases in freight and distribution expenses are anticipated due, in part, to an announced July rail price increase.

European Papers earnings for the second quarter of 2006 were nearly 40% higher than in the 2006 first quarter. Sales volumes declined slightly, largely due to tight inventory conditions as the quarter began. Average sales prices were higher, primarily in Russia. Input costs were favorable due to lower energy and wood costs. Higher production coupled with the lower sales volumes resulted in improved inventory levels by the end of the quarter. Earnings also improved versus the 2005 second quarter as higher average price realizations and slightly higher sales volumes were only partially offset by increased input costs for energy and wood.

Entering the 2006 third quarter, earnings are expected to further improve, primarily as a result of continued good demand and seasonally higher sales volumes for both paper and board, and improved product inventories. Average sales prices and input costs are expected to be comparable to the 2006 second quarter.

Brazilian Paper earnings for the second quarter of 2006 were down slightly from the 2006 first quarter. Sales volumes declined due to lower uncoated freesheet paper and chip sales. Average sales price realizations for uncoated freesheet and coated groundwood papers also declined. Raw material costs were favorable due to lower energy and chemical prices. Earnings also benefited from an $8 million favorable settlement of a Brazilian tax matter. Compared to the second quarter of 2005, earnings improved in the second quarter of 2006. Sales volumes were higher, primarily for uncoated freesheet paper. Average sales prices for paper also increased with the biggest improvements in uncoated freesheet and coated groundwood papers. These benefits were partially offset by the impacts of unfavorable exchange rates and a planned coated paper’s outage.

Looking ahead to the third quarter, operating results are expected to be flat. Benefits from sales volume increases for uncoated freesheet paper, coated groundwood paper and chips, plus some improvements in price realizations for coated groundwood and uncoated papers, are expected to be offset by lower tax settlements. Raw material prices should be about flat.

Market Pulp earnings in the U.S. in the second quarter of 2006 were higher than in the first quarter of 2006. Sales volumes were essentially flat. Average price realizations were up over the prior quarter, reflecting an increase in both softwood and hardwood pulp prices in the second quarter. The benefits of slightly favorable raw material costs were largely offset by increased distribution costs. Compared with the second quarter of 2005, earnings in the second quarter of 2006 declined, primarily due to higher input costs for wood and energy and less favorable manufacturing operations. Sales volumes were essentially flat, with increased fluff pulp shipments offsetting lower market pulp shipments. Average sales prices increased, reflecting higher average prices for bleached hardwood pulp shipments to Europe and higher softwood pulp prices. Earnings are expected to improve further in the third quarter of 2006 as announced price increases for softwood and hardwood pulp begin to be realized.

U.S. Coated Papers earnings in the second quarter of 2006 increased compared with the first quarter of 2006. Results included a $31 million reduction in depreciation expense to reflect the treatment of the business as held for sale. Sales volumes and average sales prices were essentially flat; however, input costs for energy and wood were lower. Manufacturing operations improved over the prior quarter. Earnings decreased compared with the second quarter of 2005 as benefits from increases in average sales price realizations and favorable manufacturing operations were offset by increased input costs for energy. Sales volumes were flat. The Coated and Supercalendered Papers business was sold in the third quarter of 2006.

Industrial Packaging

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,240	$1,170	$2,410	$1,165	$1,215	$2,380
Operating Profit	100	38	138	84	102	186

Industrial Packaging net sales for the second quarter of 2006 were 6% higher than in both the first quarter of 2006 and the second quarter of 2005. Operating profits in the second quarter of 2006 were more than double those of the first quarter of 2006, and 19% higher than in the second quarter of 2005.

Containerboard earnings in the second quarter of 2006 increased significantly compared with the first quarter of 2006. Average sales price realizations increased during the quarter, reflecting price increases announced in the first quarter plus some realization of an additional increase announced in April. Third-party sales volumes were slightly lower as more production was used by our converting operations. Raw material costs were favorable, reflecting lower average wood and natural gas costs. Manufacturing costs were also favorable reflecting improved performance and reliability. However, freight costs remained high during the quarter. Earnings also increased in the 2006 second quarter compared with the 2005 second quarter. Sales volumes were higher as no market-related downtime was taken in the 2006 second quarter versus 140,000 tons of market related downtime taken in the second quarter of 2005. Average sales prices were higher reflecting the realization of previously announced price increases. The impacts of higher costs for freight and energy were more than offset by benefits from improved manufacturing operations.

Entering the third quarter, earnings are expected to continue to improve. Average sales prices for the quarter should increase with the realization of the full impact of the price increase announced in April. Raw material costs for wood are expected to continue to improve, although distribution costs and manufacturing costs (reflecting scheduled maintenance outages) are projected to be unfavorable.

U.S. Converting earnings for the 2006 second quarter were higher than in the first quarter of 2006. Sales volumes increased despite fewer shipping days during the period, reflecting solid demand for packaging products. Average sales prices for container products improved during the quarter; however, these increases were less than the increases in average containerboard costs, resulting in lower average margins. Manufacturing operations were favorable, reflecting improved run rates and lower maintenance spending. Input costs were favorable due to lower utility costs, slightly offset by higher raw material costs. Earnings also improved in the second quarter of 2006 compared with the 2005 second quarter. Sales volumes were higher. Average sales prices for boxes were higher than in the second quarter of 2005, and exceeded the increase in containerboard costs, resulting in slightly higher margins. Distribution, utility and raw material costs increased compared with 2005. Operating costs were favorable, reflecting the benefits of plant rationalizations and run-rate improvements.

Entering the third quarter, earnings are expected to decline slightly due to a seasonal decrease in sales volumes and continuing pressure on margins. Distribution, utility and raw material costs are also expected to be higher in the third quarter.

European Container earnings for the 2006 second quarter improved compared with the first quarter of 2006. Sales volumes increased, reflecting seasonal strengthening in the European agricultural business. Average sales prices improved, but were not able to counterbalance the effects of continued increases in containerboard costs. Input costs for energy were favorable. Compared with the second quarter of 2005, earnings decreased. Sales volumes were flat. Containerboard costs increased faster than average sales prices. Energy costs were also unfavorable when compared with the 2005 second quarter. However, earnings contributions from the Moroccan box plant acquisition in the fourth quarter of 2005 favorably impacted 2006 second quarter results. Looking ahead to the third quarter, earnings are expected to improve as benefits from improved price realizations more than offset the effects of seasonally lower sales volumes. Energy costs are expected to average about the same as in the second quarter.

Consumer Packaging

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$795	$775	$1,570	$790	$740	$1,530
Operating Profit	41	35	76	53	32	85

Consumer Packaging net sales for the second quarter of 2006 were 3% higher than in the first quarter of 2006 and essentially even with the second quarter of 2005. Operating profits in the second quarter of 2006 were 17% higher than in the first quarter of 2006, but 23% lower than in the second quarter of 2005.

Coated Paperboard earnings for bleached packaging board and coated bristols in the second quarter of 2006 exceeded first-quarter 2006 levels. Sales volumes increased, primarily in the folding carton board product line. Average sales prices were also up, mainly for cupstock and folding carton board. Favorable input costs reflected lower natural gas, wood and polyethylene costs. Manufacturing operations were slightly unfavorable. Compared with the 2005 second quarter, earnings in the second quarter of 2006 were slightly lower. The favorable impacts of increased sales volumes and higher average sales prices were more than offset by increased distribution, energy and polyethylene costs. Operating results are expected to improve in the 2006 third quarter. Sales volumes for bleached board products and coated bristols are expected to decline slightly, but average price realizations should continue to improve, reflecting previously announced price increases for cupstock and folding carton board. Manufacturing operations are also expected to improve.

Foodservice Packaging earnings increased in the second quarter of 2006 compared with the first quarter of 2006. Sales volumes were seasonally higher, and average sales prices increased slightly. Raw material costs declined slightly, reflecting favorable resin costs. Operating costs were unfavorable, but these effects were partially offset by decreased production downtime. Compared with the second quarter of 2005, sales volumes were relatively flat. Average sales prices were higher reflecting the realization of announced price increases. Raw material costs were unfavorable as the result of higher bleached board and resin costs. Entering the third quarter, sales volumes are expected to improve slightly. Average sales price realizations should also continue to increase. However, raw material costs are expected to increase due to higher bleached board and resin costs.

Shorewood Packaging earnings for the second quarter of 2006 declined compared with the first quarter of 2006 primarily due to the write-off of equipment that was removed from production. Sales volumes increased in the tobacco, consumer products and display segments, but these favorable effects were partially offset by a decline in home entertainment segment sales. Manufacturing operating costs were unfavorable due, in part, to start-up costs for a new rotary press. Compared with the second quarter of 2005, the benefits from strong tobacco demand were partially offset by weaker consumer products and home entertainment sales. Operating costs were higher and raw materials were unfavorable due to bleached board cost increases. As the third quarter begins, earnings are expected to increase significantly with seasonally higher sales volumes in the home entertainment segment. Improvements in converting costs are anticipated as the new rotary press begins normal production.

Beverage Packaging earnings increased in the second quarter of 2006 compared with the first quarter of 2006. Sales volumes for converted products increased, primarily in Asia, but were partially offset by a decrease in third-party sales volumes for liquid packaging board and coated groundwood papers. Average sales prices increased. Input costs were lower, primarily due to improved natural gas and purchased steam prices. Manufacturing operations at the mill were favorable reflecting reduced maintenance spending and reduced energy, chemical and fiber usage. Converting plant operations were also favorable in both North America and Asia. Earnings for the second quarter of 2006 were higher than the second quarter of 2005 largely due to higher average prices for liquid packaging board and coated groundwood papers. Sales volumes were lower across the business, while manufacturing costs were flat. Looking forward to the third quarter, earnings are expected to improve principally due to higher shipments of coated groundwood papers.

Distribution

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,690	$1,650	$3,340	$1,570	$1,530	$3,100
Operating Profit	36	27	63	18	18	36

Distribution’s 2006 second-quarter sales were up 2% compared with the first quarter of 2006, and up 8% compared with the second quarter of 2005. Operating profits were up 33% in the second quarter of 2006 compared with the first quarter of 2006, and doubled compared with the second quarter of 2005.

Compared with the 2006 first quarter, earnings were higher in the 2006 second quarter. Sales volumes were flat overall as volume increases in the facilities supplies and packaging segments were offset by declines in the printing and graphics segments. Average sales prices were higher in all segments. Operating expenses were favorable due to lower utilities, decreased legal costs and lower labor costs reflecting organizational restructurings. Compared with 2005 second-quarter results, sales volumes and average sales prices for all segments improved significantly. Operating expenses were favorable, reflecting benefits from facility realignments and cost reduction actions that began in the second half of 2005.

Looking forward, operating results in the third quarter are expected to continue to be strong with sales volumes and prices comparable to second-quarter levels.

Forest Products

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$595	$630	$1,225	$605	$610	$1,215

Operating Profit:
Forest Resources-
Sales of Forestlands	101	103	204	67	69	136
Harvest & Recreational Income	61	72	133	62	69	131
Forestland Expenses	(31)	(29)	(60)	(39)	(34)	(73)
Real Estate Operations	29	45	74	39	54	93
Wood Products	24	35	59	62	49	111

Operating Profit	$184	$226	$410	$191	$207	$398

Forest Products net sales in the second quarter of 2006 were 6% lower than in the first quarter of 2006 and 2% lower than in the second quarter of 2005. Operating profits in the second quarter of 2006 were 19% lower than in the first quarter of 2006, and were 4% lower than in the second quarter of 2005.

Forest Resources U.S. harvest and recreational income declined versus the 2006 first quarter due to lower harvest volumes as the effects of lower average stumpage pricing offset the benefits from a better product mix. Gross margins from forestland sales in the second quarter of 2006 were essentially flat. Profits from sales of higher-and-better-use real estate properties decreased by $16 million. Compared with the 2005 second quarter, harvest and recreational income was about flat. Harvest volumes were lower, but this impact was partially offset by a favorable product mix. Gross margins on forestland sales increased $34 million due to a significant increase in per-acre pricing, offsetting a decline in total acreage sold. Forestland operating expenses in the second quarter of 2006 were $8 million better than in the second quarter of 2005 reflecting expenses included in 2005 for the office relocation to Memphis. For the 2006 third quarter, a slight increase in timber harvest volumes is anticipated. However, expected improvement in profits from forestland sales should be offset by lower profits from higher-and-better-use real estate sales and seasonally higher forest operation expenses.

In March and April of 2006, the Company announced agreements for the future sales of approximately 5.7 million acres, or over 85% of its U.S. forestlands, for proceeds of approximately $6.6 billion. A portion of these sales were completed in June 2006 for proceeds of $97 million, resulting in a pre-tax gain of $62 million that is included in Net (gains) losses on sales and impairments of businesses held for sale in the accompanying consolidated statement of operations. The remaining sales are expected to be completed during 2006. The completion of these sales transactions can be expected to significantly reduce the future operating earnings of this segment.

Wood Products earnings in the second quarter of 2006 decreased compared with the first quarter of 2006, reflecting declines in both lumber and plywood earnings. Earnings in both segments were positively impacted by higher sales volumes, lower wood costs and lower manufacturing costs, but these benefits were more than offset by lower average sales prices. Compared with the second quarter of 2005, earnings declined significantly, primarily in the lumber business. Average sales prices for lumber declined sharply reflecting reduced demand in the housing market. In addition, the lumber segment was negatively impacted by lower sales volumes and higher wood and manufacturing costs. In the plywood segment, sales volumes increased, but this favorable impact was more than offset by lower average sales prices. Benefits from favorable wood costs were offset by unfavorable manufacturing costs. Entering the third quarter, lower earnings are expected in both segments as average sales prices continue to decline, particularly in lumber markets. Sales volumes are anticipated to increase slightly and wood costs should be slightly favorable. Manufacturing costs are expected to approximate second quarter levels.

Specialty Businesses and Other

	2006			2005
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$235	$230	$465	$230	$275	$505
Operating Profit	16	10	26	7	10	17

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. Second quarter of 2006 net sales were 2% higher than in both the first quarter of 2006 and in the second quarter of 2005. Earnings in the 2006 second quarter were up significantly from both the 2006 first quarter and the 2005 second quarter.

Earnings for Arizona Chemical for the second quarter of 2006 increased significantly from the first quarter of 2006 reflecting robust average sales prices with the realization of second-quarter price increases. Benefits from improved costs for energy and favorable manufacturing costs were partially offset by lower sales volumes and higher input costs for crude tall oil (CTO). Compared with the second quarter of 2005, earnings improved due to higher average sales prices and favorable manufacturing costs, partially offset by lower sales volumes and increased costs for CTO. Looking ahead to the third quarter of 2006, earnings should continue to improve as both sales volumes and price realizations are expected to increase slightly.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $865 million for the first six months of 2006, up from $543 million for the comparable 2005 six-month period, reflecting higher earnings adjusted for non-cash charges and lower increases in working capital components for the 2006 six-month period.

Investments in capital projects totaled $501 million for the first six months of 2006 compared with $487 million in the first six months of 2005. Full-year 2006 capital spending is expected to be approximately $1.2 billion, or about equal to depreciation and amortization expense.

Financing activities for the first six months of 2006 included a $1.4 billion net decrease in debt versus a $1.0 billion net decrease during the comparable 2005 six-month period. On June 20, 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third party commercial paper issued under the Company’s receivables securitization program. As of June 30, 2006, International Paper had repaid $120 million of this commercial paper borrowing and plans to repay the remainder by the end of this year. First quarter 2006 activity included the repurchase of $195 million 6.4% debentures with an original maturity date of February 2026 and early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029.

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

At December 31, 2005, International Paper classified as Long-term debt $1.25 billion of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt. International Paper had the intent and ability, through its fully committed credit facilities, to renew or convert these obligations.

In the first six months of 2006, approximately 2.6 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $21 million of cash and restricted stock that did not generate cash. During the first six months of 2005, approximately 3.0 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $19 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $247 million and $246 million for the first six months of 2006 and 2005, respectively. Dividends were $.50 per share for both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s finance strategy. At June 30, 2006, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2006 through cash from operations and divestiture proceeds, supplemented as required by its various existing credit facilities.

At June 30, 2006, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. In March 2006, International Paper replaced its maturing $750 million revolving bank credit agreement with a 364-day $500 million fully committed revolving bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion revolving bank credit agreement with a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. The new agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2006, International Paper had $610 million of outstanding borrowings under its receivables securitization program and no outstanding borrowings under the fully committed revolving bank credit agreements. Additionally, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, has a $100 million revolving bank credit agreement that expires in November 2006 with approximately $30 million in associated borrowings outstanding as of June 30, 2006.

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

TRANSFORMATION PLAN

In July, 2005, International Paper announced a plan to transform its business portfolio to concentrate on two key global platform businesses: uncoated papers (including distribution) and packaging. The plan also focuses on improving shareholder return through mill realignments in those two businesses, additional cost improvements and exploring strategic options for other businesses, including possible sale or spin-off.

In connection with this plan, the Company completed the sale of its 50.5% interest in Carter Holt Harvey Limited for $1.1 billion in the third quarter of 2005. In addition, in March and April of 2006, International Paper announced agreements for future sales in 2006 of approximately 5.7 million acres of U.S. forestlands for proceeds of approximately $6.6 billion. During the second quarter of 2006, the Company completed sales of approximately 75 thousand acres of these forestlands for approximately $97 million, resulting in a gain of approximately $62 million. The remaining announced forestland sales are expected to be completed by the end of 2006. These forestlands had a carrying value of approximately $1.7 billion at June 30, 2006.

Also during the 2006 second quarter, the Company announced the signing of definitive agreements to sell its Coated and Supercalendered Papers business for approximately $1.4 billion, and its Kraft Papers business for approximately $155 million plus two additional future payments of up to $60 million contingent upon business performance, with the estimated proceeds from both sales subject to certain closing and post-closing adjustments. The Company continues to evaluate alternatives for its Wood Products, Beverage Packaging, and Arizona Chemical businesses and Brazilian coated paper operations.

International Paper currently estimates that after-tax proceeds from the above announced and possible future divestitures could exceed $11 billion, and expects that these proceeds plus additional free cash flow generated from operations would be used as follows:

•	Up to $3 billion to return value to shareholders,

•	$6 to $7 billion to strengthen the balance sheet through debt repayment and planned voluntary cash contributions to its U.S. pension plan,

•	A range of $2 to $4 billion for selective reinvestment, including possible uncoated papers and packaging options in North America, Brazil, China and Russia.

As part of the planned debt reduction, the Company is planning to make voluntary contributions to the U.S. qualified pension fund in the range of $500 million to $1.0 billion to begin satisfying longer-term funding requirements and to lower future pension expense. Pension obligations are viewed by the ratings agencies as equivalent to debt.

Also in connection with the above program, the Company announced in July 2006 that its board of directors had authorized a share repurchase program to acquire up to $3 billion of its common stock. International Paper intends to begin this program in the third quarter and intends to repurchase a significant amount of shares before the end of 2006. The $3 billion share repurchase represents approximately 20 percent of the Company’s outstanding shares based on the stock price of $32.12 per share at the time of the announcement. The Company is considering various share repurchase vehicles, including tender offers, accelerated share repurchases and/or open market purchases, with the intention of completing the program before the end of 2007.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first six months of 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $189 million for International Paper’s U.S. plans for the six months ended June 30, 2006, or about $67 million higher than the pension expense recorded for the first six months of 2005. Net pension expense for non-U.S. plans was about $8 million for the first six months of 2006 and 2005. The increase in U.S. plan pension expense was principally due to a change in the mortality assumption to use the Retirement Protection Act 2000 Table, an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, and a decrease in the assumed discount rate to 5.50% in 2006 from 5.75% in 2005.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2006, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.8 billion, consisting of approximately 59% equity securities, 29% fixed income securities, and 12% real estate and other assets.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per IRS tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy. In connection with the use of projected proceeds from the Company’s Transformation Plan, International Paper is planning to make voluntary contributions to the U.S. qualified pension fund in the range of $500 million to $1.0 billion to begin satisfying longer-term funding requirements and to lower future pension expense. The U.S. Congress recently passed legislation that changes the minimum funding requirements for qualified defined benefit plans in future years. While the amount of any required contributions after 2006 will depend upon the final rules adopted and other factors, including any voluntary contributions, changes in discount rates and actual plan asset returns, the Company currently estimates that a contribution in 2007 of $40 million to $200 million may be required. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $34 million in 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 34 and 35 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

During the period covered by this report, there were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company does have ongoing initiatives to standardize and upgrade its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 7 to the Financial Statements in this Form 10-Q which information is incorporated in this Item 1 by reference.

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

The Company has amended the risk factors set forth in the 2005 10-K to include the following:

•	the execution of sale transactions currently under contract and the realization of anticipated sales proceeds thereunder, including the ability to successfully consummate the transactions without a material purchase price adjustment, the successful fulfillment (or waiver) of all conditions set forth in the sale agreements, the successful closing of the transactions within the estimated timeframes, and the ability to monetize the non-cash portion of the sale proceeds;

•	the ability of the Company to accomplish the Transformation Plan, including the ability to realize anticipated profit improvement from the plan, the ability to successfully negotiate satisfactory sale terms for assets that are being evaluated for sale but are not currently under contract, and the ability to make selective accretive reinvestments that meet the Company’s financial requirements; and

•	the effect of economic and industry conditions on the Company generally, and on the market price of the Company’s stock, including unanticipated events (in type, scope or magnitude) that would have a material adverse impact upon the Company’s liquidity or results of operations.

These risk factors do not represent a comprehensive list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set forth in the 2005 10-K and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2006 - May 31, 2006	1,260	(a)	$37.06	0	0

(a)	Represents shares tendered in connection with stock option exercises the month that the activity occurred.

No activity occurred in months not presented above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 8, 2006.

(b)	One Class I director was elected: John L. Townsend III. Two Class II directors were elected: John F. Turner and Alberto Weisser. Three Class III directors were elected: John V. Faraci, Donald F. McHenry and William G. Walter. Directors whose terms of office continued after the annual meeting are Martha Finn Brooks, Samir G. Gibara, James A. Henderson and W. Craig McClelland. Mssrs. Gibara, Townsend, Walter, Weisser and Ms. Brooks are members of our Audit and Finance Committee and all are financial experts, as that term is defined in Item 401(h) of Regulation S-K. In addition, effective July 2006, the Board of Directors has reassigned Mr. Weisser from the Company’s Governance Committee to its Management Development and Compensation Committee.(*)

(d)	(i) The votes for or withheld for each nominee were:

	For	Withheld
John L. Townsend III	424,491,379	23,281,549
John F. Turner	424,540,338	23,232,590
Alberto F. Weisser	424,180,858	23,592,070
John V. Faraci	419,060,179	28,712,749
Donald F. McHenry	419,144,494	28,626,434
William G. Walter	424,082,291	23,690,637

(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
442,731,999	2,358,909	2,682,018	(0)

(iii)	Shareholders voted to approve the shareholder proposal relating to Majority Voting for Directors.(**) The votes were as follows:

For	Against	Abstain	Broker Non-Vote
265,555,711	137,587,527	3,608,672	41,021,017

(iv)	Shareholders voted against the shareholder proposal related to Sustainable Forestry. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
21,051,301	353,851,311	31,849,598	41,020,717

(v)	Shareholders voted to approve the shareholder proposal related to Annual Election for Directors.(**) The votes were as follows:

For	Against	Abstain	Broker Non-Vote
322,419,158	80,816,798	3,515,955	41,021,016

(*)	As previously reported in the Company’s Form 8-K dated March 16, 2006, John L. Townsend III was elected to the Board of Directors effective March 13, 2006.
(**)	The Board of Directors is in the process of considering the results of the vote on these shareholder proposals.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

Amended and Restated Purchase Agreement dated as of May 26, 2006 among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Timberlands LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company and the other selling parties listed on Schedule A

10.2	Amendment No. 1 to Agreement of Purchase and Sale by and among International Paper Company, CMP Investments L.P. and CMP Holdings LLC, dated and effective as of August 1, 2006.

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: August 7, 2006	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief
Financial Officer

Date: August 7, 2006	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller