Form 10-Q
period 2006-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2006-11-08
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 454,969,467.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales	$5,867	$5,925	$18,107	$17,650

Costs and Expenses
Cost of products sold	4,335	4,444	13,513	13,162
Selling and administrative expenses	471	459	1,431	1,408
Depreciation, amortization and cost of timber harvested	308	339	944	1,005
Distribution expenses	291	261	905	776
Taxes other than payroll and income taxes	55	58	171	174
Restructuring and other charges	92	70	192	125
Insurance recoveries	—	(188)	(19)	(223)
Net (gains) losses on sales and impairments of businesses	(110)	5	1,248	65
Reversal of reserves no longer required, net	—	(3)	—	(3)
Interest expense, net	144	121	441	444

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	281	359	(719)	717
Income tax provision	163	(377)	227	(210)
Minority interest expense, net of taxes	5	3	14	8

Earnings (Loss) From Continuing Operations	113	733	(960)	919
Discontinued operations, net of taxes and minority interest	88	290	39	258

Net Earnings (Loss)	$201	$1,023	$(921)	$1,177

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.23	$1.51	$(1.98)	$1.89
Discontinued operations	0.19	0.59	0.08	0.53

Net earnings (loss)	$0.42	$2.10	$(1.90)	$2.42

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.23	$1.46	$(1.98)	$1.85
Discontinued operations	0.19	0.57	0.08	0.51

Net earnings (loss)	$0.42	$2.03	$(1.90)	$2.36

Average Shares of Common Stock Outstanding - assuming dilution	484.9	507.1	485.2	507.5

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and temporary investments	$736	$1,641
Accounts and notes receivable, net	3,048	2,750
Inventories	2,306	2,287
Assets of businesses held for sale	270	3,321
Deferred income tax assets	288	279
Other current assets	136	110

Total Current Assets	6,784	10,388

Plants, Properties and Equipment, net	9,992	10,137
Forestlands	357	2,127
Forestlands Held for Sale	1,575	—
Investments	648	625
Goodwill	3,661	3,838
Deferred Charges and Other Assets	1,672	1,656

Total Assets	$24,689	$28,771

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$1,399	$1,181
Accounts payable	2,000	1,967
Accrued payroll and benefits	401	396
Liabilities of businesses held for sale	98	238
Other accrued liabilities	1,137	1,094

Total Current Liabilities	5,035	4,876

Long-Term Debt	9,051	11,023
Deferred Income Taxes	754	711
Other Liabilities	3,790	3,599
Minority Interest	185	211
Common Shareholders’ Equity
Common stock, $1 par value, 493.3 shares in 2006 and 490.5 shares in 2005	494	491
Paid-in capital	6,710	6,627
Retained earnings	1,879	3,172
Accumulated other comprehensive loss	(1,817)	(1,935)

	7,266	8,355
Less: Common stock held in treasury, at cost, 2006 - 38.5 shares; 2005 - 0.1 shares	1,392	4

Total Common Shareholders’ Equity	5,874	8,351

Total Liabilities and Common Shareholders’ Equity	$24,689	$28,771

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net (loss) earnings	$(921)	$1,177
Discontinued operations, net of taxes and minority interest	(39)	(258)

Net (loss) earnings from continuing operations	(960)	919
Depreciation and amortization	944	1,005
Deferred income tax expense	132	139
Tax benefit - non-cash settlement of IRS audits	—	(553)
Restructuring and other charges	192	125
Payments related to restructuring and legal reserves	(65)	(133)
Insurance recoveries	(19)	(223)
Reversal of reserves no longer required, net	—	(3)
Net losses on sales and impairments of businesses held for sale	1,248	65
Periodic pension expense, net	283	182
Other, net	145	167
Changes in current assets and liabilities
Accounts and notes receivable	(164)	(91)
Inventories	(31)	(25)
Accounts payable and accrued liabilities	90	(609)
Other	(201)	(56)

Cash provided by operations - continuing operations	1,594	909
Cash provided by operations - discontinued operations	44	47

Cash Provided by Operations	1,638	956

Investment Activities
Invested in capital projects	(802)	(756)
Acquisitions, net of cash acquired	—	(39)
Proceeds from divestitures	2,163	1,440
Other	(241)	63

Cash provided by investment activities - continuing operations	1,120	708
Cash used for investment activities - discontinued operations	(19)	(219)

Cash Provided by Investment Activities	1,101	489

Financing Activities
Issuance of common stock	26	20
Repurchase of common stock	(1,385)	—
Issuance of debt	1,259	278
Reduction of debt	(3,156)	(2,543)
Change in book overdrafts	(50)	(30)
Dividends paid	(372)	(368)
Other	(3)	(44)

Cash used for financing activities - continuing operations	(3,681)	(2,687)
Cash used for financing activities - discontinued operations	22	(172)

Cash Used for Financing Activities	(3,659)	(2,859)

Effect of Exchange Rate Changes on Cash - Continuing Operations	14	(85)
Effect of Exchange Rate Changes on Cash - Discontinued Operations	1	(5)

Change in Cash and Temporary Investments	(905)	(1,504)
Cash and Temporary Investments
Beginning of the period	1,641	2,596

End of the period	736	1,092
Less - Cash, End of Period - Discontinued Operations	—	—

Cash, End of Period - Continuing Operations	$736	$1,092

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Nine Months Ended September 30, 2006

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,802	3	83	—	—	(115)	(4)	90
Repurchase of stock	—	—	—	—	—	38,465	1,392	(1,392)
Cash dividends - Common stock ($0.75 per share)	—	—	—	(372)	—	—	—	(372)
Comprehensive income (loss):
Net loss	—	—	—	(921)	—	—	—	(921)
Change in cumulative foreign currency translation adjustment (less tax of $8)	—	—	—	—	135	—	—	135
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $6)	—	—	—	—	(9)	—	—	(9)
Less: Reclassification adjustment for gains included in net income (less tax of $0)	—	—	—	—	(8)	—	—	(8)

Total comprehensive income								(803)

Balance, September 30, 2006	493,303	$494	$6,710	$1,879	$(1,817)	38,462	$1,392	$5,874

Nine Months Ended September 30, 2005

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2004	487,495	$487	$6,562	$2,562	$(1,357)	16	$—	$8,254
Issuance of stock for various plans, net	3,004	3	42	—	—	78	3	42
Cash dividends - Common stock ($0.75 per share)	—	—	—	(368)	—	—	—	(368)
Comprehensive income (loss):
Net earnings	—	—	—	1,177	—	—	—	1,177
Minimum pension liability adjustment (less tax of $1)	—	—	—	—	3	—	—	3
Change in cumulative foreign currency translation adjustment (less tax of $1)	—	—	—	—	(215)	—	—	(215)
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $13)	—	—	—	—	38	—	—	38
Less: Reclassification adjustment for gains included in net income (less tax of $29)	—	—	—	—	(64)	—	—	(64)

Total comprehensive income								939

Balance, September 30, 2005	490,499	$490	$6,604	$3,371	$(1,595)	94	$3	$8,867

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of International Paper’s (the Company) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in these Condensed Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005, and in International Paper’s Current Report on Form 8-K filed on August 14, 2006 to update the historical financial statements included in the Company’s Form 10-K for the year ended December 31, 2005, as amended by Form 10-K/A, to reflect that the Company’s Kraft Papers business is treated as a discontinued operation (collectively the “2005 10-K”), both of which have previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 23.

See Note 10 for required pro forma and additional disclosures related to stock-based compensation awards.

Prior-year amounts have been restated to present the Company’s Kraft Papers and Brazilian Coated Papers businesses as discontinued operations (see Note 4).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2006	2005	2006	2005
Earnings (loss) from continuing operations	$113	$733	$(960)	$919
Effect of dilutive securities	—	7	—	20

Earnings (loss) from continuing operations - assuming dilution	$113	$740	$(960)	$939

Average common shares outstanding	482.5	486.0	485.2	486.0
Effect of dilutive securities
Profit sharing plan	2.1	1.0	—	1.2
Stock options	0.3	0.1	—	0.3
Zero coupon convertible debentures	—	20.0		20.0

Average common shares outstanding - assuming dilution	484.9	507.1	485.2	507.5

Earnings (loss) per common share from continuing operations	$0.23	$1.51	$(1.98)	$1.89

Earnings (loss) per common share from continuing operations - assuming dilution	$0.23	$1.46	$(1.98)	$1.85

Note:	Average common shares outstanding exclude unvested restricted shares. The above table excludes securities that were antidilutive for the periods presented, principally zero-coupon convertible debentures repurchased in June 2006.

In July 2006, in connection with the planned use of projected proceeds from the Company’s Transformation Plan, International Paper’s Board of Directors authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock. In a modified “Dutch Auction” tender offer completed in September 2006, International Paper purchased 38,465,260 shares of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. Following the completion of this tender offer, International Paper had approximately 454.8 million shares of common stock outstanding.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2006:

During the third quarter of 2006, restructuring and other charges totaling $92 million before taxes ($56 million after taxes) were recorded. These charges consisted of a pre-tax charge of $57 million ($35 million after taxes), including severance and other termination benefit costs of approximately $15 million, $25 million of lease termination costs and $17 million of other charges associated with the Company’s Transformation Plan, and a $35 million pre-tax charge ($21 million after taxes) for adjustments to legal reserves (see Note 7).

During the second quarter of 2006, restructuring and other charges totaling $54 million before taxes ($33 million after taxes) were recorded, consisting of a pre-tax charge of $50 million ($30 million after taxes), including severance and other termination benefit costs of approximately $31 million and $19 million of other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

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

2005:

During the third quarter of 2005, restructuring and other charges totaling $70 million before taxes ($48 million after taxes) were recorded. Included in this charge were a pre-tax charge of $44 million ($32 million after taxes) for organizational restructuring charges and a pre-tax charge of $26 million ($16 million after taxes) for losses on early extinguishment of debt. Also recorded in the third quarter were a pre-tax credit of $188 million ($109 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation (see Note 7) and a $3 million pre-tax credit ($2 million after taxes) for the net adjustment of previously provided reserves. In addition, a $517 million net reduction of the income tax provision was recorded, including a credit from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a charge related to cash repatriations from non-U.S. subsidiaries, and a charge relating to a change in Ohio state tax laws. Interest expense, net, also includes a $43 million pre-tax credit ($26 million after taxes) relating to this agreement.

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

NOTE 4 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2006:

During the 2006 third quarter, International Paper completed the previously announced sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million, subject to certain post-closing adjustments. The business includes a coated paper mill and lumber mill in Arapoti, Parana State, Brazil, as well as 50,000 hectares (approximately 124,000 acres) of forestland in Parana. The operating results of this business for all periods presented are included in Discontinued operations in the accompanying consolidated statement of operations, including a pre-tax gain of $101 million ($80 million after taxes) recorded in the 2006 third quarter as a result of the sale. Revenues associated with this business were $33 million and $127 million, respectively for the three-month and nine-month periods ended September 30, 2006. Revenues for the comparable 2005 periods were $57 million and $149 million, respectively.

During the 2006 second quarter, the Company signed a definitive agreement to sell its Kraft Papers business for approximately $155 million in cash, subject to certain closing and post-closing adjustments, and two additional payments totaling up to $60 million payable five years from the date of closing contingent upon business performance. The operating results of this business for all periods presented are included in Discontinued operations in the accompanying consolidated statement of operations, including a pre-tax charge of $101 million ($62 million after taxes) recorded in the 2006 first quarter to reduce the carrying value of the business’s net assets to their estimated fair values. Additionally, a pre-tax charge of $16 million ($10 million after taxes) was recorded in Discontinued operations in the 2006 second quarter to further reduce the carrying value of the assets of this business based on the terms of the definitive agreement discussed above. Revenues associated with the Kraft Papers business were $62 million and $174 million, respectively for the three-month and nine-month periods ended September 30, 2006. Revenues for the comparable 2005 periods were $54 million and $165 million, respectively.

Earnings and diluted earnings per share related to the Kraft Papers and Brazilian Coated Papers operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2006	2005	2006	2005
Earnings (loss) from discontinued operations
Earnings from operations	$14	$14	$49	$33
Gain (loss) on sales or impairments	101	—	(16)	—
Income tax (expense) benefit	(27)	(5)	6	(11)

Earnings from discontinued operations, net of taxes	$88	$9	$39	$22

Earnings (loss) per common share from discontinued operations - assuming dilution
Earnings from operations, net of taxes	$0.02	$0.02	$0.06	$0.05
Gain on sales or impairments, net of taxes	0.17	—	0.02	—

Earnings per common share from discontinued operations, net of taxes - assuming dilution	$0.19	$0.02	$0.08	$0.05

At September 30, 2006 and December 31, 2005, assets of businesses held for sale totaled $270 million and $3.3 billion, respectively, and liabilities of businesses held for sale totaled $98 million and $238 million, respectively, and included the Kraft Papers business, the Brazilian Coated Papers business, the Coated and Supercalendered Papers business and certain smaller businesses, as follows:

In millions	September 30, 2006	December 31, 2005
Accounts receivable, net	$48	$176
Inventories	52	161
Plants, properties and equipment, net	114	1,664
Forestland	38	63
Goodwill	—	1,205
Other assets	18	52

Assets of businesses held for sale	$270	$3,321

Accounts payable	$35	$137
Accrued payroll and benefits	14	37
Other accrued liabilities	23	29
Other liabilities	26	35

Liabilities of businesses held for sale	$98	$238

2005:

In the third quarter of 2005, International Paper completed the sale of its 50.5% interest in Carter Holt Harvey Limited (CHH) for approximately U.S. $1.1 billion. The pre-tax gain on the sale of $29 million ($361 million after taxes and minority interest), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Revenues associated with the discontinued operation were $541 million and $1.7 billion for the three-month and nine-month periods ended September 30, 2005. Earnings and diluted earnings per share related to these operations were as follows:

In millions, except per share amounts	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Earnings (loss) from discontinued operations
Earnings (loss) from operations	$(11)	$(43)
Gain on sale of business	29	29
Income tax expense	265	242
Minority interest, net of taxes	(2)	8

Loss from discontinued operations, net of taxes and minority interest	$281	$236

Earnings (loss) per common share from discontinue operation - assuming dilution
Loss from operations, net of taxes	$(0.16)	$(0.25)
Gain on sale, net of taxes and minority interest	0.71	0.71

Earnings per common share from discontinued operations, net of taxes and minority interest - assuming dilution	$0.55	$0.46

Other Transactions:

2006:

During the third quarter of 2006, a net pre-tax gain of $110 million (a loss of $13 million after taxes) was recorded for gains (losses) on sales and impairments of businesses. This net gain included pre-tax credits of $304 million ($185 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, pre-tax losses of $165 million and $115 million ($165 million and $82 million after taxes) to adjust the carrying values of the Company’s Wood Products and Beverage Packaging businesses to estimated fair values based on preliminary bids received, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax gain of $14 million (a loss of $2 million after taxes) related to other smaller sales.

Also during the third quarter of 2006, International Paper Investments (Holland) B.V. (IPI), a wholly-owned subsidiary of International Paper, announced that it had entered into an agreement with Votorantim Celulose e Papel S.A. (VCP) to exchange IPI’s pulp mill project being developed in Tres Lagoas, state of Mato Grosso do Sul, Brazil (together with approximately 100,000 hectares of forestlands) for VCP’s Luiz Antonio pulp and uncoated paper mill and approximately 60,000 hectares of forestlands located in the state of Sao Paulo, Brazil. IPI will fund the Tres Lagoas pulp mill project in the amount of U.S. $1.15 billion. This transaction is expected to close by February 1, 2007.

During the second quarter of 2006, a net pre-tax charge of $75 million ($51 million after taxes) was recorded, including a pre-tax credit of $62 million ($39 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, a pre-tax charge of $85 million ($53 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of the definitive sales agreement signed in the second quarter, and a pre-tax charge of $52 million ($37 million after taxes) recorded to write down the carrying value of certain assets in Brazil to their estimated fair value. The assets in Brazil were written down to estimated net realizable value upon sale since the sale of these assets was considered probable at June 30, 2006.

During the first quarter of 2006, a pre-tax special charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

In the 2006 first quarter, the Company had reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the second quarter of 2006, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10% limited partnership interest in CMP Investments L.P., the parent company that will own this business. Since this limited partnership interest will represent significant continuing involvement in the operations of this business under U.S. generally accepted accounting principles, the operating results for Coated and Supercalendered Papers are required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including a charge in the first quarter of $1.3 billion before and after taxes to write down the assets of the business to their estimated fair value, are now included in continuing operations for all periods presented. This sale was subsequently completed on August 1, 2006.

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

During the third quarter of 2006, the Company completed sales of approximately 477,000 acres of forestlands under the Nature Conservancy, Conservation Fund and Lyme Forest Fund L.P. agreements for approximately $401 million, including an installment note receivable of $136 million, resulting in a pre-tax gain of approximately $304 million ($185 million after taxes). During the second quarter of 2006, the Company completed the sales of approximately 75,000 acres of forestlands under the above agreements for approximately $97 million, resulting in a pre-tax gain of approximately $62 million ($39 million after taxes).

The remaining sales under the agreements discussed above are expected to be completed during the fourth quarter of 2006. This will substantially complete International Paper’s sales of U.S. forestlands identified as part of the Company’s Transformation Plan. Anticipated total proceeds from all of these sale agreements, covering about 5.7 million acres or over 85% of the Company’s U.S. forestland holdings, are approximately $6.6 billion. The carrying value of these forestlands is included in the accompanying consolidated balance sheet as of September 30, 2006 under the caption Forestlands held for sale. The amount of gain that will be recognized by the Company upon the completion of these transactions will be dependent upon the final amount of proceeds received, costs incurred and transactions terms, and the portion, if any, of the gain that will be required to be deferred under applicable accounting standards. International Paper has retained approximately 660,000 acres of forestlands at September 30, 2006, some of which may be later sold in separate transactions to maximize the proceeds from the land.

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

NOTE 5 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	September 30, 2006	December 31, 2005
Raw materials	$380	$376
Finished pulp, paper and packaging products	1,519	1,534
Finished lumber and panel products	17	31
Operating supplies	319	276
Other	71	70

Total	$2,306	$2,287

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $473 million and $1.4 billion at September 30, 2006 and December 31, 2005, respectively.

Interest payments made during the nine-month periods ended September 30, 2006 and 2005 were $507 million and $630 million, respectively. The 2005 interest payments include a $52 million payment to the U.S. Internal Revenue Service related to the settlement of the 1997 – 2000 U.S. federal income tax audits. Capitalized net interest costs were $13 million and $8 million for the nine months ended September 30, 2006 and 2005, respectively. Total interest expense was $498 million for the first nine months of 2006 and $507 million for the first nine months of 2005, net of a $43 million credit related to the settlement of the tax audits described above. Preferred Securities distributions paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $10 million and $7 million during the first nine months of 2006 and 2005, respectively. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $114 million and $357 million were made during the first nine months of 2006 and 2005, respectively.

Accumulated depreciation was $17.9 billion at September 30, 2006 and $18.2 billion at December 31, 2005. The allowance for doubtful accounts was $100 million at September 30, 2006 and $98 million at December 31, 2005.

The following tables present changes in the goodwill balances as allocated to each business segment for the nine-month periods ended September 30, 2006 and 2005:

2006:

In millions	Balance December 31, 2005	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2006
Printing Papers	$1,674	$1	$—		$1,675
Industrial Packaging	676	3	11	(b)	690
Consumer Packaging	987	1	(28	)(c)	960
Distribution	299	—	—		299
Forest Products	191	—	(165	)(c)	26
Corporate	11	—	—		11

Total	$3,838	$5	$(182)		$3,661

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Reflects a $4 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, a $16 million increase from the purchase of an additional 25% interest in IPPM on May 1, 2006, a $4 million decrease representing the completion of the purchase accounting for a 66.5% interest acquired in Compagnie Marocaine des Cartons et des Papiers in October 2005 and a $5 million decrease related to the Box USA acquisition.
(c)	Reflects decreases of $27 million and $165 million representing the writedowns of the carrying values of the assets of the Beverage Packaging and Wood Products businesses, respectively, to fair value, and a $1 million decrease resulting from the settlement of a contingent purchase adjustment from the purchase of the minority interest in Shorewood EPC Europe Limited.

2005:

In millions	Balance December 31, 2004	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2005
Printing Papers	$1,671	$3	$—		$1,674
Industrial Packaging	591	(5)	16	(b)	602
Consumer Packaging	1,014	(4)	51	(c)	1,061
Distribution	299	—	—		299
Forest Products	190	1	—		191
Corporate	24	—	(13	)(d)	11

Total	$3,789	$(5)	$54		$3,838

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Reflects the completion of the accounting for the acquisition of Box USA of $22 million, offset by a $6 million decrease resulting from the sale of Industrial Papers.
(c)	Reflects a $5 million adjustment resulting from the acquisition of the minority interest in Shorewood EPC Europe Limited, as well as a $46 million adjustment from the completion of the accounting for the 50% interest in IPPM.
(d)	Reflects the sale of International Paper’s Fine Papers business.

Goodwill totaling approximately $1.2 billion at December 31, 2005 relating to the Company’s Coated and Supercalendered Papers business was written off in connection with the 2006 first-quarter $1.3 billion pre-tax charge to reduce the net assets of that business to estimated fair value (see Note 4).

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Nine Months Ended September 30,
In millions	2006	2005
Asset retirement obligation, January 1	$33	$30
New liabilities	1	6
Liabilities settled	(3)	(4)
Net adjustments to existing liabilities	1	(4)
Accretion expense	1	1

Asset retirement obligation, September 30	$33	$29

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Service cost	$1	$1	$2	$2
Interest cost	8	10	24	29
Actuarial loss	6	5	17	15
Amortization of prior service cost	(13)	(10)	(37)	(30)

Net postretirement benefit cost (a)	$2	$6	$6	$16

(a)	Excludes a credit of $2.3 million and net charges of $17.1 million for the three-month and nine-month periods ended September 30, 2006 for curtailments and termination benefits related to Kraft Papers, Coated Papers, and the Transformation initiative that were recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses and Restructuring and other charges, respectively; and a $3 million credit for the nine-month period ended September 30, 2005 for curtailments and special termination benefits related to Fine Papers, Industrial Papers and the Jackson Foodservice plant divestitures and organizational restructurings that were recorded in Net (gains) losses on sales and impairments of businesses and Restructuring and other charges, respectively.

NOTE 6 – RECENT ACCOUNTING DEVELOPMENTS

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. It also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date beginning with fiscal years ending after December 15, 2008. The Company is currently evaluating the provisions of this Statement.

Fair Value Measurements:

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied.

Accounting for Planned Major Maintenance Activities:

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. The FSP permits the application of three alternative methods of accounting for planned major maintenance activities: the direct expense, built-in-overhaul, and deferral methods. The FSP is effective for the first fiscal year beginning after December 15, 2006. International Paper is currently evaluating the effects of implementing the provisions of this FSP.

Accounting for Uncertainty in Income Taxes:

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, and transition, and significantly expands income tax disclosure requirements. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of implementing the provisions of this Interpretation.

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

Substantially all of the 1980’s Hardboard Claims were settled as of June 30, 2006, although settlement payments made in 2006 were approximately $8 million more than projected.

1990’s Hardboard Claims

In 2005, the number of 1990’s Hardboard Claims filed was in line with projections. However, as reported in the 2005 10-K, the average cost of those claims increased above projected levels in 2005. As was the case for the 1980’s Hardboard Claims, the increased cost was due, in part, to a 2005 increase in the Means Price Data (an inflation-adjusted compensation formula based on replacement and refinishing cost for a particular area that is used in the determination of claims payments) compared to prior years. For the nine months ended September 30, 2006, the number of 1990’s Hardboard Claims filed and the average cost per claim were both higher than projected, with claims payments totaling approximately $8 million more than projected. The claims filing deadline for the 1990’s Hardboard Claims is January 15, 2008.

The following table presents the claims activity of the 1980’s and 1990’s Hardboard Claims for the nine-month period ended September 30, 2006:

In thousands	Single Family	Multi- Family	Total
December 31, 2005	20.2	3.2	23.4
No. of Claims Filed	14.1	0.4	14.5
No. of Claims Paid	(9.9)	(1.4)	(11.3)
No. of Claims Dismissed	(4.0)	(0.1)	(4.1)

September 30, 2006	20.4	2.1	22.5

The average settlement cost per claim for the nine-month period ended September 30, 2006 for the Hardboard settlement was $2,369.

Omniwood and Woodruf Claims

Throughout 2005, and through September 30, 2006, the Omniwood Claims activity and the Woodruf Claims activity have been in line with projections. The Company expects this trend to continue. The filing deadline for both the Omniwood and Woodruf Claims is January 6, 2009. The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the nine-month period ended September 30, 2006:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2005	2.4	0.5	0.8	0.3	3.2	0.8	4.0
No. of Claims Filed	4.2	0.2	0.4	—	4.6	0.2	4.8
No. of Claims Paid	(3.3)	(0.2)	(0.3)	—	(3.6)	(0.2)	(3.8)
No. of Claims Dismissed	(0.8)	—	(0.2)	—	(1.0)	—	(1.0)

September 30, 2006	2.5	0.5	0.7	0.3	3.2	0.8	4.0

The average settlement costs per claim for the nine-month period ended September 30, 2006 for the Omniwood and Woodruf settlements were $4,571 and $5,765, respectively.

Reserve Analysis

The following table presents an analysis of the net reserve activity for the nine-month period ended September 30, 2006:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2005	$34	$74	$5	$113
Additional Provisions	50	—	—	50
Payments	(43)	(21)	(2)	(66)

Balance, September 30, 2006	$41	$53	$3	$97

During the first quarter of 2006, based on advice from the Company’s third-party consultant, a charge of $15 million was recorded to increase the aggregate hardboard siding and roofing reserve to management’s best estimate of the amount required for future payments. In the second and third quarters of 2006, claims activity for the 1990s Hardboard Claims was in excess of projected amounts as both the number and average cost per claim exceeded projections. At the end of the third quarter, the Company determined that, pending receipt of an updated projection by the third-party consultant that takes into account trends and data through the end of the claims period (January 15, 2008) that is expected to be completed in the fourth quarter, an additional $35 million charge was required to increase the Hardboard Claims reserve balance to reflect these higher claims. Reserve balances at September 30, 2006 for Omniwood and Woodruf Claims continued to be in line with projections. The Company will reevaluate these reserve balances following the completion of the updated projection to determine whether any additional adjustments are required.

Hardboard Insurance Matters

As discussed in the 2005 10-K, the Company has entered into favorable agreements with various insurance carriers to settle claims relating to their refusal to indemnify and/or defend the Company and Masonite for, among other things, the settlement of Hardboard Claims. In the second quarter, the Company participated in a binding arbitration proceeding with Ace Insurance to resolve the sole remaining coverage dispute. The arbitration panel has now determined that the Company is not entitled to recover any amounts for these claims under the Ace insurance policy.

Cumulative net cash settlements received by the Company through September 30, 2006 in connection with Hardboard insurance settlements totaled approximately $359 million. Total insurance recoveries are expected to be approximately $625 million, with the balance to be received in installments through the end of 2008.

Antitrust Matters

As disclosed in the 2005 10-K, the Company is party to a class action lawsuit by a group of private landowners alleging that the Company and certain of its fiber suppliers, known as Quality Suppliers, engaged in an unlawful conspiracy to artificially depress the prices at which the Company procures fiber for its mills. While the Company continues to maintain that its Quality Supplier program did not violate any antitrust laws, it agreed to settle this case in the second quarter for a payment by the Company to the class of $12.4 million, including plaintiff counsel fees. An order from the Federal District Court in Columbia, South Carolina approving the settlement was issued on September 27, 2006.

Also as disclosed in the 2005 10-K, the Company was a defendant in a purported antitrust class action brought by purchasers of coated publication papers in various U.S. federal and state courts. The Company has been dismissed from all indirect-purchaser cases, including one previously disclosed California case from which the Company was dismissed during the third quarter.

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

NOTE 8 - DEBT

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

On June 20, 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third party commercial paper issued under the Company’s receivables securitization program. As of September 30, 2006, International Paper had reduced this commercial paper borrowing by a net of $30 million, reflecting repayments of second-quarter borrowings less amounts required for the “Dutch Auction” tender offer in September, and plans to repay the remainder by the end of 2006.

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

On October 25, 2006, the Company amended its existing receivables securitization program that provides for up to $1.2 billion of commercial paper-based financings with a facility fee of 0.20% and an expiration date in November 2007, to provide up to $1 billion of available commercial paper-based financings with a facility fee of 0.10% and an expiration date of October 2009.

During 2006, the Company entered into a series of fixed-to-floating interest rate agreements with a notional amount of approximately $1.2 billion. The objective of these transactions, all of which qualify as fully effective fair value hedges under SFAS No. 133, was to manage interest rate risks associated with International Paper’s debt. These additional agreements increased the outstanding notional amounts of fully effective fair value interest rate swaps to approximately $3 billion, with a fair value net asset of approximately $18 million as of September 30, 2006.

In September 2005, International Paper used proceeds from the sale of its interest in CHH to repay the remaining $250 million portion of a subsidiary’s $650 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, and $312 million of commercial paper that had been issued in the same quarter. Other reductions in the 2005 third quarter included repayment of $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity date of September 2005. Pre-tax early debt retirement costs of $26 million related to third quarter 2005 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

At December 31, 2005, International Paper had classified as Long-term debt $1.25 billion of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt. International Paper had the intent and ability to renew or convert these obligations as evidenced by credit facilities existing at that date.

Maintaining a strong investment-grade credit rating is an important element of International Paper’s corporate finance strategy. In the third quarter of 2006, Standard & Poor’s revised the outlook on the Company’s long-term credit ratings from BBB negative to stable outlook and upgraded its short-term credit rating from A-3 to A-2. At September 30, 2006, the Company also held a long-term credit rating of Baa3 (stable outlook) and a short-term credit rating of P-3 from Moody’s Investor Services.

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

Net periodic pension expense for the Company’s qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Service cost	$35	$32	$106	$97
Interest cost	127	118	380	355
Expected return on plan assets	(135)	(139)	(405)	(417)
Actuarial loss	60	41	182	125
Amortization of prior service cost	7	8	20	22

Net periodic pension expense (a)	$94	$60	$283	$182

(a)	Excludes net charges of $3 million and $47 million for the three-month and nine-month periods ended September 30, 2006 for curtailments and termination benefits related to Kraft Papers, Coated Papers, and the Transformation initiative that were recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses and Restructuring and other charges, respectively; and charges of $1 million and $30 million for the three-month and nine-month periods ended September 30, 2005 for curtailments and special termination benefits related to the divestiture of Fine Papers, Industrial Papers and the Jackson Foodservice plant divestitures and an organizational restructuring that were recorded in Net (gains) losses on sales and impairments of businesses and Restructuring and other charges, respectively.

While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per Internal Revenue Service tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy. The nonqualified plan is funded to the extent of benefit payments, which equaled $23 million through September 30, 2006.

NOTE 10 – STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a Stock Option Program, a Restricted Performance Share Program and a Continuity Award Program, administered by a committee of independent members of the Board of Directors who are not eligible for these awards. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, 22.7 million shares were available for grant under the LTICP.

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

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2006 and 2005 was $98.8 million and $31.5 million, respectively. The actual tax benefit realized for stock-based compensation costs was $2.5 million for both nine-month periods ended September 30, 2006 and 2005. At September 30, 2006, $121.1 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares and continuity awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.

Restricted Performance Share Program:

Restricted Performance Share Program (PSP) awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to a peer group of companies. For awards issued to non-senior management, the awards are weighted 75% for ROI and 25% for TSR. For awards issued to certain members of senior management, the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan consistent with the requirements of SFAS No. 123(R):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	20.6%	20.50% - 25.20%
Risk-free interest rate	4.59% - 4.89%	4.30% - 5.30%

The following summarizes the activity for all performance-based programs for the nine months ended September 30, 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	4,195,317	$41.47
Granted	2,320,858	33.58
Shares Issued (a)	(378,042)	35.89
Forfeited	(50,666)	39.16

Outstanding at September 30, 2006	6,087,467	$38.83

(a)	Includes 5,468 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Stock-based compensation expense totaling $5,000 related to a stock option reload was recorded for the nine months ended September 30, 2006. The expense was calculated under the Black-Scholes option pricing model using 19.7% expected volatility, an interest rate of 4.97%, a 2.7% expected dividend yield, and a term of two years. As of September 30, 2006, all outstanding options were fully vested.

A summary of option activity under the plan as of September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2005	41,581,598	$39.49
Granted	997	37.06
Exercised	(785,628)	32.61
Forfeited	(678,339)	44.95
Expired	(2,299,835)	41.30

Outstanding at September 30, 2006	37,818,793	$39.43	5.18	$1,491

All options are exercisable as of September 30, 2006.

Continuity Award Program:

The following summarizes the activity of the Continuity Award Program for the nine months ended September 30, 2006:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	250,375	$38.49
Granted	55,000	34.41
Shares Issued	(81,958)	38.74
Forfeited	(49,667)	37.15

Outstanding at September 30, 2006	173,750	$37.46

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R):

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25. The following table illustrates the effect on net earnings, net earnings per common share and net earnings per common share, assuming dilution, for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123.

In millions, except per share amounts	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$1,023	$1,177
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(55)

Pro forma net earnings	$996	$1,122

Earnings per common share
Basic - as reported	$2.10	$2.42

Basic - pro forma	$2.04	$2.31

Earnings per common share
Diluted - as reported	$2.03	$2.36

Diluted - pro forma	$1.98	$2.25

NOTE 11 – SUBSEQUENT EVENTS

On October 25, 2006, International Paper and Ilim Pulp, the largest forest products enterprise in Russia, announced that a letter of intent had been signed to establish a 50-50 joint venture. If definitive agreements are reached, this joint venture would be the largest foreign-domestic alliance in the Russian forest sector. It is currently contemplated that International Paper will purchase a 50% equity interest in the joint venture for approximately $400 million in cash. The total enterprise value of the joint venture is approximately $1.3 billion, excluding approximately $500 million of debt that will be nonrecourse to the joint venture partners. The parties currently expect to finalize the agreement in the next six months, following completion of due diligence, receipt of required regulatory approvals, and the approvals of their respective boards of directors.

On October 30, 2006 and November 3, 2006, International Paper completed the previously announced sales of approximately 5.1 million acres of forestlands to TimberStar and Resource Management Service, LLC, respectively, for proceeds totaling approximately $6.1 billion of cash and notes. These sales will result in an estimated special fourth-quarter pre-tax gain in excess of $4 billion.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005 (1)		2006 (1)		2005 (1)
Printing Papers	$1,670		$1,795		$5,385		$5,350
Industrial Packaging	1,250		1,075		3,660		3,455
Consumer Packaging	855		785		2,425		2,290
Distribution	1,730		1,645		5,070		4,745
Forest Products	445	(4)	700	(4)	1,670	(4)	1,915	(4)
Specialty Businesses and Other (2)	245		220		710		725
Corporate and Inter-segment Sales	(328)		(295)		(813)		(830)

Net Sales	$5,867		$5,925		$18,107		$17,650

Operating Profit by Industry Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005 (1)		2006 (1)	2005 (1)
Printing Papers	$249	$117	(7)	$615	$413	(7,9)
Industrial Packaging	138 (6)	29	(7)	277 (6)	215	(7)
Consumer Packaging	64	43	(7)	140	128	(7)
Distribution	34	23		97	59
Forest Products	129 (5)	271	(5,7)	539 (5)	669	(5,7,9)
Specialty Businesses and Other (2)	22	(8	)(7)	48	9	(7)

Operating Profit	636	475		1,716	1,493
Interest expense, net	(144)	(121	)(8)	(441)	(444	)(8,10)
Minority interest (3)	—	—		5	1
Corporate items, net	(216)	(140)		(565)	(429)
Restructuring and other charges	(92)	(41)		(192)	(65)
Insurance recoveries	—	188		19	223
Net (losses) gains on sales and impairments of businesses held for sale	97	(5)		(1,261)	(65)
Reserve adjustments	—	3		—	3

Earnings (loss) from continuing operations before income taxes and minority interest	$281	$359		$(719)	$717

(1)	Prior-period industry information has been restated to reflect the classification of the Kraft Papers and Brazilian Coated Papers businesses as discontinued operations.
(2)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(3)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.
(4)	Includes $135 million, $280 million, $575 million and $715 million for Forest Resources, and $310 million, $420 million, $1,095 million and $1,200 million for Wood Products, in the third quarter of 2006, third quarter of 2005, first nine months of 2006, and first nine months of 2005, respectively.
(5)	Includes $166 million, $210 million, $517 million and $497 million for Forest Resources, and ($37) million, $61 million, $22 million and $172 million for Wood Products, in the third quarter of 2006, third quarter of 2005, first nine months of 2006, and first nine months of 2005, respectively.
(6)	Includes a 2006 third-quarter gain of $13 million before taxes related to the sale of property in Spain.
(7)	Includes 2005 third-quarter special charges of $6 million before taxes in the Printing Papers segment for severance and other charges related to the indefinite shutdown of three U.S. paper machines, $3 million before taxes in the Printing Papers segment and $1 million before taxes in the Consumer Packaging segment for environmental reserves, $4 million before taxes in the Industrial Packaging segment related to adjust reserve previously provided, $2 million before taxes in the Forest Products segment for costs associated with relocating the headquarters to Memphis, Tennessee from Savannah, Georgia and $13 million before taxes in the Other Businesses segment related to a plant shutdown.
(8)	Includes interest income of $43 million before taxes related to a favorable tax adjustment.
(9)	Includes 2005 second-quarter special charges of $17 million before taxes in the Printing Papers segment for severance and other charges related to the indefinite shutdown of three U.S. paper machines, and $14 million before taxes in the Forest Resources segment for 2005 second-quarter costs associated with relocating the Forest Products headquarters to Memphis, Tennessee from Savannah, Georgia.
(10)	Includes interest income of $11 million before taxes from the collection of a note receivable from the 2001 sale of the Flexible Packaging business.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005
Printing Papers (In thousands of short tons)
Brazil Uncoated Papers	121		111	353	330
Europe & Russia Uncoated Papers	353		342	1,072	1,059
U.S. Uncoated Papers	1,006		940	3,031	2,886

Uncoated Papers	1,480		1,393	4,456	4,275
Coated Papers	220	(4)	582	1,300	1,630
Market Pulp (3)	282		335	856	938

Packaging (In thousands of short tons)
Container of the Americas	902		886	2,733	2,682
European Container (Boxes)	293		262	939	794
Other Industrial and Consumer Packaging	115		126	354	387

Industrial and Consumer Packaging	1,310		1,274	4,026	3,863
Containerboard	451		466	1,385	1,375
Bleached Packaging Board	405		341	1,174	1,063
Coated Bristols	101		101	311	311
Kraft	62		63	196	185

Forest Products (In millions)
Panels (sq. ft. 3/8” - basis)	404		444	1,219	1,212
Lumber (board feet)	613		675	1,907	1,951

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.
(4)	Includes one month of production for the U.S. Coated and Supercalendered business that was sold in the third quarter of 2006.

Sales Volumes represent supplemental information that is not included in Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper reported solid 2006 third quarter operating results driven by much improved performance in our key platform North American Paper and Packaging businesses. Average product prices improved compared with the second quarter across all uncoated paper, pulp and packaging grades as a number of announced price increases were fully implemented. Sales volumes were solid and generally comparable with the second quarter. Global manufacturing operations continued to perform well in the quarter, although we continue to be challenged by high input and distribution costs. However, the operating results for our Wood Products business were down sharply reflecting lower product prices in a weak housing market. The effective tax rate was lower for the third quarter reflecting a lower projected full-year rate.

Looking forward to the fourth quarter, sales volumes are expected to be seasonally slower toward the end of the year. For North America, we have realized substantially all of our announced paper and packaging price increases and believe that we are near the bottom on wood products prices. Input and distribution costs are likely to remain high, although we believe there are some favorable signs on the horizon. Benefits from expected continued improvement in our global manufacturing operations will be somewhat offset by an increase in planned maintenance downtime. Net interest expense should be lower in the quarter due to interest income from the installment notes we will receive as the Transformation Plan forestland sales close. Thus, earnings from continuing operations, before special items, are expected to be slightly lower than in the third quarter.

RESULTS OF OPERATIONS

For the third quarter of 2006, International Paper reported net sales of $5.9 billion, compared with $5.9 billion in the third quarter of 2005 and $6.2 billion in the second quarter of 2006.

Net earnings totaled $201 million, or $0.42 per share, in the 2006 third quarter. This compared with net earnings of $1.0 billion, or $2.03 per share, in the third quarter of 2005 and $115 million, or $0.24 per share, in the second quarter of 2006.

Earnings from continuing operations were $113 million in the third quarter of 2006 compared with earnings of $733 million in the third quarter of 2005 and $112 million in the 2006 second quarter. Earnings in the 2006 third quarter benefited from higher average price realizations ($127 million), higher sales volumes and decreased market-related downtime ($15 million), and lower operating costs and a more favorable mix of products sold ($114 million) compared with the 2005 third quarter. These benefits were partially offset by higher raw material and freight costs ($58 million) and lower gains from land sales ($40 million). In addition, corporate items and other costs ($51 million) increased reflecting higher pension costs, incentive compensation and other benefit-related charges and supply chain costs. Net interest expense ($12 million) decreased. The Wood Products business reported significantly lower earnings ($64 million) as a result of lower price realizations. The Coated and Supercalendered business had lower after-tax earnings ($14 million) reflecting the sale of the business on August 1, 2006. Net special items were an expense of $75 million in the 2006 third quarter versus income of $603 million in the third quarter of 2005. Income tax expense was $17 million lower in the 2006 third quarter reflecting a lower estimated effective tax rate.

Compared with the second quarter of 2006, earnings from continuing operations benefited from higher average price realizations ($41 million), higher sales volumes ($7 million), and improved manufacturing costs ($26 million) resulting from cost reduction actions in prior periods. These benefits were partially offset by higher raw material and freight costs ($14 million). Corporate and other items increased ($31 million) due to higher incentive compensation and other benefit-related charges. Net interest expense ($3 million) decreased. Wood Products earnings were lower ($41 million) reflecting the sharp decline in price realizations. The Coated and Supercalendered Papers business had lower after-tax earnings ($18 million) due to the sale of the business. Additionally, compared with the 2006 second quarter, 2006 third-quarter earnings reflected benefits from lower special charges ($9 million) and a lower effective tax rate ($19 million).

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required. Prior-year industry segment information has been restated to conform to minor changes in the 2006 operational structure and to reflect the classification of the Kraft Papers and the Brazilian Coated Papers businesses as discontinued operations.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2006	2005	2006
Net Earnings (Loss)	$201	$1,023	$115
Deduct - Discontinued operations:
(Earnings) loss from operations	(8)	71	(13)
(Gain) loss on sales or impairments	(80)	(361)	10

Earnings From Continuing Operations	113	733	112
Add back (deduct):
Income tax provision (benefit)	163	(377)	59
Minority interest expense, net of taxes	5	3	5

Earnings From Continuing Operations Before Income Taxes and Minority Interest	281	359	176
Interest expense, net	144	121	147
Minority interest included in operations	—	—	(2)
Corporate items	216	140	174
Special items:
Restructuring and other charges	92	41	54
Insurance recoveries	—	(188)	—
Net (gains) losses on sales and impairments of businesses held for sale	(97)	5	75
Reserve adjustments	—	(3)	—

	$636	$475	$624

Industry Segment Operating Profit
Printing Papers	$249	$117	$247
Industrial Packaging	138	29	100
Consumer Packaging	64	43	41
Distribution	34	23	36
Forest Products	129	271	184
Specialty Businesses and Other	22	(8)	16

Total Industry Segment Operating Profit	$636	$475	$624

Discontinued Operations

During the 2006 third quarter, International Paper completed the previously announced sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million, subject to certain post-closing adjustments. The operating results of this business for all periods presented are included in Discontinued operations in the accompanying consolidated statement of operations, including a pre-tax gain of $101 million ($80 million after taxes) recorded in the 2006 third quarter as a result of the sale.

In the 2006 first quarter, a pre-tax charge of $101 million ($0.13 per share) had been recorded to write down the carrying value of the assets of the Kraft Papers business to their estimated fair value. During the 2006 second quarter, International Paper signed a definitive agreement to sell this business to Stone Arcade Acquisition Corp. and recorded an additional pre-tax charge of $16 million ($0.02 per share) based on the terms of this agreement.

Discontinued operations for the second quarter of 2005 also includes the operating results of Carter Holt Harvey Limited sold in the third quarter of 2005.

Income Taxes

The income tax provision was $163 million for the 2006 third quarter. Excluding a $93 million charge relating to the tax effects of special items, the effective income tax rate for continuing operations was 27% for the quarter, bringing the effective tax rate for the 2006 nine-month period to 31%, the revised estimated full-year rate for 2006.

The income tax provision was $59 million in the 2006 second quarter. Excluding a $45 million credit relating to the tax effects of special items, the effective income tax rate for continuing operations was 34% for the quarter.

The income tax benefit of $377 million in the third quarter of 2005 included a $553 million non-cash income tax benefit resulting from an agreement reached with the U.S. Internal Revenue Service concerning the Company’s 1997 through 2000 federal income tax audits, a $21 million provision related to cash repatriated from non –U.S. subsidiaries under the American Jobs Creation Act of 2004, and a $15 million provision related to a change in Ohio state tax laws. Excluding these items, and a $73 million charge relating to the tax effects of special items, the effective income tax rate for continuing operations was 34% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2006 third quarter was $144 million, slightly lower than the $148 million in the 2006 second quarter, but higher than the $121 million in the 2005 third quarter. Net interest expense in the 2005 third quarter included a pre-tax credit of $43 for a reduction of accrued interest related to the agreement with the U.S. Internal Revenue Service discussed above. Excluding this, net interest expense was $164 million. The lower expense in the current quarter reflects lower average debt balances and interest rates due to debt refinancings and repayments in 2005 and 2006.

Corporate items, net, of $216 million in the 2006 third quarter were higher than the 2006 second-quarter net expenses of $174 million, and were higher than the net expenses of $140 million in the third quarter of 2005. The higher expense in the current quarter is due primarily to higher incentive compensation and other benefit costs.

Special Items

Restructuring and Other Charges

During the third quarter of 2006, restructuring and other charges totaling $92 million before taxes ($56 million after taxes) were recorded. Included in these charges were a pre-tax charge of $57 million ($35 million after taxes), including severance and other charges associated with the Company’s Transformation Plan and a $35 million pre-tax charge ($21 million after taxes) for adjustments to legal reserves.

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

During the second quarter of 2005, a pre-tax charge of $31 million ($19 million after taxes) for organizational restructuring charges was recorded. The organizational restructuring charges included $17 million before taxes ($11 million after taxes) recorded in the Printing Papers business segment for severance and other charges associated with the indefinite shutdown of three U.S. paper machines, and $14 million before taxes ($8 million after taxes) in the Forest Products business segment for costs associated with relocating the business headquarters to Memphis, Tennessee from Savannah, Georgia.

During the first quarter of 2005, a special charge of $24 million before taxes ($15 million after taxes) was recorded for losses on early extinguishment of high-coupon-rate debt.

Insurance Recoveries

During the first quarter of 2006, a pre-tax credit of $19 million ($12 million after taxes) was recorded for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 7). The second and third quarters of 2005 also included pre-tax credit of $35 million ($21 million after taxes) and $188 million ($109 million after taxes), respectively, for insurance recoveries related to this litigation.

Net (Gains) Losses on Sales and Impairments of Businesses

During the third quarter of 2006, a net pre-tax gain of $110 million (a loss of $13 million after taxes) was recorded for (gains) losses on sales and impairments of businesses, including a $13 million pre-tax gain on sale of property in Spain recorded in the Industrial Packaging business. This net gain included pre-tax credits of $304 million ($185 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, pre-tax losses of $165 million and $115 million ($165 million and $82 million after taxes) to adjust the carrying values of the Company’s Wood Products and Beverage Packaging businesses to estimated fair values, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax gain of $14 million (a loss of $2 million after taxes) related to other smaller sales.

During the second quarter of 2006, a net pre-tax charge of $75 million ($51 million after taxes) for net (gains) losses on sales and impairments of businesses was recorded, including a pre-tax credit of $62 million ($39 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, a pre-tax charge of $85 million ($53 million after taxes) to adjust the net assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of the definitive sales agreement signed in the second quarter, and a pre-tax charge of $52 million ($37 million after taxes) to write down the carrying value of certain assets in Brazil to their estimated fair value.

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

INDUSTRY SEGMENT OPERATING PROFIT

Industry segment operating profits of $636 million in the 2006 third quarter were higher than both $475 million in the 2005 third quarter and $624 million in the 2006 second quarter. Compared with the third quarter of 2005, earnings in the current quarter benefited from higher average prices ($189 million), higher sales volumes and the impact of reduced market-related downtime ($22 million), lower manufacturing operating costs and a more profitable mix of products sold ($170 million), and other items ($6 million). Additionally, special items ($41 million) were favorable in the quarter. These benefits more than offset the effects of higher raw material and freight costs ($86 million), and lower gains from land sales ($60 million). Wood Products earnings were significantly lower ($98 million) due to dramatically lower price realizations. The Coated and Supercalendered business had lower earnings ($23 million) as a result of the sale of the business on August 1, 2006.

Compared with the 2006 second quarter, operating profits benefited from higher average prices ($62 million), higher sales volumes ($11 million), improved manufacturing operating performance and the impact of cost reduction efforts ($39 million), favorable special charges ($13 million) and lower other costs ($1 million). These benefits were partially offset by higher raw material and freight costs ($22 million). Wood Products earnings declined ($61 million) due to lower price realizations; while the Coated and Supercalendered business had lower earnings ($31 million) because of the sale of the business.

During the 2006 third quarter, International Paper took approximately 130,000 tons of downtime, including 28,000 tons for market-related downtime, compared with approximately 400,000 tons of downtime in the third quarter of 2005, which included 270,000 tons of market-related downtime. During the 2006 second quarter, International Paper took approximately 240,000 tons of downtime, including 25,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year. The costs for annual planned maintenance downtime are charged to expense evenly in each quarter. Market-related downtime costs are expensed in the periods in which the downtime is taken.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the third quarter of 2006.

Printing Papers

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,670	$1,860	$5,385	$1,795	$1,725	$5,350
Operating Profit	249	247	615	117	128	413

Printing Papers net sales for the third quarter of 2006 were 10% lower than the second quarter of 2006 and 7% lower than the third quarter of 2005. Operating profits in the third quarter of 2006 were only slightly above profits in the second quarter of 2006, but were more than double profits in the third quarter of 2005.

U.S. Uncoated Papers earnings increased substantially in the third quarter of 2006 versus the second quarter of 2006 to record levels. Sales volumes were flat as increases in printing paper and form shipments were offset by decreases in cut size and envelope paper shipments. Average price realizations were up for uncoated freesheet papers reflecting the full realization of previously announced price increases for both roll and cut-size paper product lines. Input costs for wood and energy were unfavorable during the quarter. Freight costs remained high, while manufacturing operations were favorable for the quarter reflecting seasonally lower energy consumption and fewer planned maintenance outages.

Earnings were also significantly higher than in the third quarter of 2005. Average sales prices were higher reflecting the benefits from price increases announced earlier in 2006. Sales volumes were up, reflecting improvements in cut size and printing papers and envelopes, while forms volumes declined slightly. Strong product demand in the 2006 quarter resulted in virtually no market-related downtime, compared with 173,000 tons taken in the third quarter of 2005. However, wood, energy and freight costs were all above 2005 levels. Manufacturing operations were favorable, benefiting from improved machine performance and energy conservation efforts. In addition, operating results for the third quarter of 2005 included a $6 million special charge for severance and other charges related to the indefinite shutdown of three paper machines, and a $3 million special charge for environmental reserves.

Looking ahead to the 2006 fourth quarter, earnings are expected to be slightly lower. Average sales price realizations will be slightly higher with a full quarter of realizations of previous price announcements. Scheduled maintenance outages are expected to increase costs, as will seasonally higher energy consumption. Natural gas prices are expected to average slightly lower.

European Papers earnings for the third quarter of 2006 were essentially flat with the 2006 second quarter. Sales volumes increased primarily in Eastern Europe as the inventory supply constraints that limited the second-quarter shipments were eliminated. Average sales prices were lower as a result of an increased mix of lower price exports. Input costs were favorable due to lower energy and wood costs. Manufacturing operations costs were higher due to planned maintenance outages. Earnings improved versus the 2005 third quarter as higher average price realizations and higher sales volumes were only partially offset by increased input costs for energy and wood.

Entering the 2006 fourth quarter, European Papers’ earnings are expected to improve, primarily as a result of higher sales volumes for pulp and paper and higher average sales price realizations. Some increases in manufacturing costs are anticipated due to seasonally higher energy usage plus higher input costs for wood.

Brazilian Paper earnings for the third quarter of 2006 were lower than the 2006 second quarter, which had benefited from an $8 million favorable settlement of a Brazilian tax matter. Sales volumes increased due to higher uncoated freesheet paper and chip shipments. Average sales price realizations for wood chips and exported uncoated freesheet paper also increased, and input costs were favorable due to lower natural gas prices. Compared to the third quarter of 2005, earnings declined in the third quarter of 2006. Sales volumes were lower, reflecting the absence of a large bulk timber sale that occurred in the third quarter of 2005 and lower wood chip shipments, partially offset by higher uncoated freesheet paper sales. Average sales price realizations for uncoated freesheet paper and wood chips were higher. Manufacturing operations and raw material costs were slightly favorable.

With the completion of the sale of the Brazilian Coated Papers business in the 2006 third quarter, the operating results of this business are now included in discontinued operations for all periods presented.

Looking ahead to the fourth quarter, earnings are expected to be lower reflecting costs associated with a planned recovery boiler outage. Excluding these costs, earnings would be higher than in the third quarter of 2006. Sales volumes and average sales price realizations are expected to improve, primarily for uncoated freesheet paper, while input costs should be about flat.

Market Pulp earnings in the U.S. in the third quarter of 2006 were higher than in the second quarter of 2006. Sales volumes decreased slightly as lower fluff pulp volume was partially offset by higher paper and tissue pulp shipments. However, average price realizations were up over the prior quarter, reflecting an increase in both softwood and hardwood pulp prices in the second quarter and an additional increase in softwood pulp prices in the third quarter. Raw material costs were slightly favorable, but were offset by higher freight costs. Compared with the third quarter of 2005, earnings in the third quarter of 2006 improved due largely to higher average sales price realizations. Sales volumes declined due to lower paper and tissue pulp shipments, partially offset by higher fluff pulp shipments. Input costs for wood increased. Earnings are expected to be essentially flat in the fourth quarter of 2006 as the benefits from further realizations of the softwood pulp price increase announced in September are offset by higher wood costs.

The U.S. Coated and Supercalendered Papers business was sold in the third quarter of 2006. Earnings for the quarter include the operating results for this business for the month of July. Earnings for the second quarter of 2006 and for the third quarter of 2005 reflected full three-month operations.

Industrial Packaging

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,250	$1,240	$3,660	$1,075	$1,165	$3,455
Operating Profit	138	100	277	29	84	215

Industrial Packaging net sales for the third quarter of 2006 were about even with the second quarter of 2006, but were 16% higher than in the third quarter of 2005. Operating profits in the third quarter of 2006 were 38% higher than in the second quarter of 2006, and significantly higher than in the third quarter of 2005.

Containerboard earnings in the third quarter of 2006 increased significantly compared with the second quarter of 2006. Average sales price realizations increased during the quarter, reflecting the full realization of previously announced price increases. Third-party sales volumes were higher due to increased availability of product resulting from higher mill production. Raw material costs were favorable, reflecting lower average wood, coal and natural gas costs. Manufacturing costs were also favorably impacted by improved machine performance and fewer planned maintenance outages. However, freight costs remained high during the quarter. Earnings increased significantly in the 2006 third quarter compared with the 2005 third quarter. Sales volumes were higher as no market-related downtime was taken in the 2006 third quarter versus 50,000 tons of market related downtime taken in the third quarter of 2005. Average sales prices were significantly higher, reflecting the realization of price increases in late 2005 and 2006. The impacts of higher costs for freight and energy were more than offset by lower costs for raw materials and the benefits from improved manufacturing operations.

Entering the fourth quarter, earnings are expected to decline slightly. Sales volumes and average sales price realizations for the quarter should improve. However, raw material costs are expected to be higher, and manufacturing costs are projected to rise reflecting planned maintenance outages.

U.S. Converting earnings for the 2006 third quarter were significantly lower than in the second quarter of 2006. Sales volumes decreased due to softer demand in the southeastern and south central markets. Improved average sales prices for container products reflected the partial realization of previously announced price increases; however, these increases lagged increases in the cost of linerboard, resulting in lower average margins. Manufacturing operations were unfavorable due to higher maintenance spending. Input costs for utilities, raw materials and distribution were higher. Compared with the third quarter of 2005, earnings in the third quarter of 2006 were also lower. Sales volumes were higher, but average margins were down as average sales prices were not sufficient to offset increased board costs. Input costs for raw materials and distribution were higher as were the costs of manufacturing operations.

Entering the fourth quarter, earnings are expected to improve with slightly higher average sales price realizations and better manufacturing operations.

European Container earnings for the 2006 third quarter increased compared with the second quarter of 2006 due principally to a $13 million pre-tax gain on the sale of property in Spain. Sales volumes decreased, reflecting seasonal softness in the European agricultural business mainly affecting operations in Spain and Morocco. The impact of lower volume was softened by an increase in margins. Input costs for energy were favorable for the second quarter in a row. Compared with the third quarter of 2005, earnings increased due to the property sale in Spain. Otherwise, sales volumes were lower and containerboard cost increases were greater than the increase in container average sales prices, resulting in lower margins. Energy costs were also higher than 2005. Looking ahead to the fourth quarter, excluding the effect of the third-quarter gain in Spain, earnings are expected to improve significantly as sales volumes benefit from the European fruit and vegetable season and margins also improve. Energy costs are expected to average about the same as in the third quarter.

Consumer Packaging

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$855	$795	$2,425	$785	$790	$2,290
Operating Profit	64	41	140	43	53	128

Consumer Packaging net sales for the third quarter of 2006 were 8% higher than in the second quarter of 2006 and 9% higher than in the third quarter of 2005. Operating profits in the third quarter of 2006 were 56% higher than in the second quarter of 2006, and 48% higher than in the third quarter of 2005.

Coated Paperboard earnings for bleached packaging board and coated bristols in the third quarter of 2006 exceeded second-quarter 2006 levels. Sales volumes increased, primarily in the folding carton board product line. Average sales prices were also up, mainly for cupstock and folding carton board. Input costs, however, were unfavorable, reflecting higher wood and polyethylene costs. Manufacturing operations were favorable, due to improved energy usage and significantly better system performance and reliability. Compared with the 2005 third quarter, earnings in the third quarter of 2006 were significantly higher. The favorable impacts of increased sales volumes, higher average sales prices and improved manufacturing operations more than offset the effects of higher distribution and input costs. Operating results are expected to soften in the 2006 fourth quarter. Sales volumes for bleached board products and coated bristols are expected to be seasonally lower, but average price realizations should continue to improve. Planned maintenance outages should also unfavorably impact manufacturing costs.

Foodservice Packaging earnings increased in the third quarter of 2006 compared with the second quarter of 2006. Sales volumes were seasonally lower, but average sales prices increased slightly as price increases were implemented in certain annual contracts. Raw material costs were higher, reflecting resin and uncoated bleached board cost increases. Operating costs were favorable. Compared with the third quarter of 2005, sales volumes were down, but average sales prices were higher as a result of the realization of announced price increases. Raw material costs were unfavorable due to higher bleached board and resin costs. Entering the 2006 fourth quarter, sales volumes are expected to be flat. Average sales price realizations should continue to increase, as will raw material costs with a full-quarter impact of a September increase in coated bleached board costs. As a result, overall earnings are expected to be slightly lower than in the third quarter.

Shorewood Packaging earnings for the third quarter of 2006 improved compared with the second quarter of 2006, which had included a write-off of equipment that was removed from production. Sales volumes increased in the tobacco, consumer products and home entertainment segments; however, this benefit was partially offset by lower demand in the display segment. A weaker mix in the home entertainment segment resulted in lower margins. Manufacturing operating costs were favorable due to efficiency gains and performance improvements at the home entertainment plants. Compared with the third quarter of 2005, the benefits from stronger tobacco and consumer products demand were partially offset by the effects of weaker display and home entertainment sales. Operating costs were flat, while raw material costs were unfavorable due to bleached board cost increases. As the 2006 fourth quarter begins, earnings are expected to increase, although seasonal improvement in sales volumes in the home entertainment segment are anticipated to be weaker than in previous years.

Beverage Packaging earnings increased in the third quarter of 2006 compared with the second quarter of 2006. Sales volumes for converted products were flat, however third-party sales volumes improved with increases in liquid packaging board and coated groundwood papers shipments from the Pine Bluff, Arkansas mill. Input costs were slightly higher, primarily due to higher polyethylene prices. Manufacturing operations were favorable, reflecting reduced maintenance spending and improved energy usage. Converting plant operations were unfavorable in both North America and Asia. Compared with the third quarter of 2005, earnings for the 2006 third quarter were higher largely due to higher average prices for liquid packaging board and coated groundwood papers. Sales volumes were lower across the business. Mill manufacturing costs were favorable due to improved productivity and energy efficiency improvements. Raw material costs for polyethylene and board were higher. Looking forward to the 2006 fourth quarter, earnings are expected to decrease principally due to seasonally lower shipments of coated groundwood papers.

Distribution

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,730	$1,690	$5,070	$1,645	$1,570	$4,745
Operating Profit	34	36	97	23	18	59

Distribution’s 2006 third-quarter sales were up 2% compared with the second quarter of 2006, and up 5% compared with the third quarter of 2005. Operating profits were down 6% in the third quarter of 2006 compared with the second quarter of 2006, and 48% higher compared with the third quarter of 2005.

Compared with the very strong 2006 second quarter, earnings were only slightly lower in the 2006 third quarter. Sales volumes were flat overall as volume increases in the packaging segment were offset by declines in other segments. Average sales prices were higher in all segments, however margins were slightly lower. Operating expenses were essentially flat. Compared with the third quarter of 2005, earnings for the 2006 third quarter were much higher. Sales volumes were up with increases in the packaging segment only partially offset by decreases in the printing and facility supplies segments. Average sales prices increased approximately 5% across all segments. Operating expenses were favorable, reflecting lower current period labor costs as a result of restructuring activities, the absence of the prior year charges incurred to accomplish this restructuring, and lower legal expenses.

Looking forward, operating results in the fourth quarter are expected to decline due to seasonally weaker sales volume.

Forest Products

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$445	$595	$1,670	$700	$605	$1,915

Operating Profit:
Forest Resources-
Sales of Forestlands	125	101	329	125	67	261
Harvest & Recreational Income	63	61	196	63	62	194
Forestland Expenses	(27)	(31)	(87)	(43)	(39)	(116)
Real Estate Operations	5	29	79	65	39	158
Wood Products	(37)	24	22	61	62	172

Operating Profit	$129	$184	$539	$271	$191	$669

Forest Products net sales in the third quarter of 2006 were 25% lower than in the second quarter of 2006 and 36% lower than in the third quarter of 2005. Operating profits in the third quarter of 2006 were 30% lower than in the second quarter of 2006, and were 52% lower than in the third quarter of 2005.

Forest Resources U.S. harvest and recreational income increased slightly versus the 2006 second quarter reflecting a slight increase in harvest volumes. Gross margins from forestland and timber lease sales in the third quarter of 2006 increased by $24 million, but this benefit was offset by a $24 million decrease in profits from sales of higher-and-better-use real estate properties. Compared with the 2005 third quarter, harvest and recreational income was flat although harvest volumes were higher. Gross margins on forestland sales were also flat, but earnings from sales of higher-and-better use properties were down $60 million. Forestland operating expenses in the third quarter of 2006 were $16 million lower than in the third quarter of 2005, reflecting the effects of operational improvements implemented since 2005 and some non-recurring 2005 cost items. Looking ahead to the 2006 fourth quarter, the anticipated closing of the remaining announced Transformation Plan forestland sales are expected to eliminate over 85% of timberland ownership during the fourth quarter. Forestland sales from remaining holdings should remain strong in the fourth quarter, however future earnings can be expected to begin to decline due to the lower contributions from harvest and forestland sales and lower recreational income.

In March and April of 2006, the Company announced agreements for the future sales of approximately 5.7 million acres, or over 85% of its U.S. forestlands, for proceeds of approximately $6.6 billion. A portion of these sales were completed in the third quarter 2006 for proceeds of $400 million, resulting in a pre-tax gain of $304 million. In the second quarter of 2006, sales totaling of $97 million were completed, resulting in a pre-tax gain of $62 million. These gains are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The remaining sales are expected to be completed during the fourth quarter of 2006. The completion of these sales transactions can be expected to significantly reduce the future operating earnings of this segment.

Wood Products earnings in the third quarter of 2006 decreased significantly compared with the second quarter of 2006 as sales prices for both lumber and plywood declined to the lowest levels of the current cycle. Sales volumes were also down, and manufacturing costs were unfavorably impacted by a reduced production schedule. However, input costs for wood and chips were favorable. Compared with the third quarter of 2005, earnings were also significantly lower as the result of the declines in sales prices. The impacts of lower sales volumes and higher manufacturing costs were partially offset by lower input costs for wood and chips. Entering the fourth quarter, average sales prices are expected to average lower than in the 2006 third quarter, although market prices for lumber and plywood are not expected to decline much below third-quarter levels. Manufacturing costs will continue to reflect the negative impact of reduced production levels as well as holiday scheduling. Input costs should continue to be favorable.

Specialty Businesses and Other

	2006			2005
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$245	$235	$710	$220	$230	$725
Operating Profit	22	16	48	(8)	7	9

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. Net sales for the third quarter of 2006 were 4% higher than in the second quarter of 2006, and 11% higher than in the third quarter of 2005. Earnings in the 2006 third quarter were up 38% from the second quarter of 2006, and were up significantly compared with the third quarter of 2005.

Earnings for Arizona Chemical for the third quarter of 2006 improved from the second quarter of 2006 as average sales price realizations increased in both the U.S. and Europe. This favorable impact was largely offset by the effects of higher input costs for energy and crude tall oil (CTO), lower sales volumes, and higher manufacturing costs in Europe. Gains from property and equipment sales in the 2006 third quarter accounted for essentially all of the improvement in earnings. Compared with the third quarter of 2005, earnings improved due to higher average sales prices and favorable manufacturing costs, and the gain on land and equipment sales, partially offset by lower sales volumes and increased costs for CTO. The third quarter of 2005 also included a $13 million special charge related to a plant shutdown in Norway. Looking ahead to the fourth quarter of 2006, earnings are expected to decrease as input costs continue to increase. However, improved average sales price realizations and better manufacturing operations should be favorable factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $1.6 billion for the first nine months of 2006, up from $0.9 billion for the comparable 2005 nine-month period, reflecting higher earnings after adjustments for non-cash charges and lower increases in working capital requirements.

Investments in capital projects totaled $802 million for the first nine months of 2006 compared with $756 million in the first nine months of 2005. Full-year 2006 capital spending is expected to be approximately $1.2 billion, or about equal to depreciation and amortization expense. Also during the 2006 nine-month period, approximately $2.2 billion of cash was generated from divestitures compared with approximately $1.4 billion in the first nine months of 2005.

Financing activities for the first nine months of 2006 included a $1.9 billion net decrease in debt compared with a $2.3 billion net decrease in the 2005 nine-month period. In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third party commercial paper issued under the Company’s receivables securitization program. As of September 30, 2006, International Paper had reduced this commercial paper borrowing by a net of $30 million, reflecting repayments of second-quarter borrowings less amounts required for the “Dutch Auction” tender offer in September, and plans to repay the remainder by the end of 2006.

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

In September 2005, International Paper used some of the proceeds from the CHH sale to repay the remaining $250 million portion of a subsidiary’s $650 million long-term debt with an interest rate of LIBOR plus 62.5 basis points and a maturity date of June 2007, and $312 million of commercial paper that had been issued in the same quarter. Other reductions in the third quarter of 2005 included $662 million of notes with coupon rates ranging from 4% to 7.35% and original maturities from 2009 to 2029, and the repayment of $150 million of 7.10% notes with a maturity of September 2005.

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

In July 2006, in connection with the planned use of projected proceeds from the Company’s Transformation Plan, International Paper’s Board of Directors authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock. In a modified “Dutch Auction” tender offer completed in September 2006, International Paper purchased 38,465,260 shares of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion.

In the first nine months of 2006, approximately 2.8 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $26 million of cash and restricted stock that did not generate cash. During the first nine months of 2005, approximately 3.0 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $20 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $372 million and $368 million for the first nine months of 2006 and 2005, respectively. Dividends were $.75 per share for both periods.

Maintaining a strong investment-grade credit rating is an important element of International Paper’s corporate finance strategy. In the third quarter of 2006, Standard & Poor’s (S&P) revised the outlook on the Company’s long-term credit ratings from BBB negative to stable outlook and upgraded its short-term credit rating from A-3 to A-2. At September 30, 2006, the Company also held a long-term credit rating of Baa3 (stable outlook) and a short-term credit rating P-3 from Moody’s Investor Services.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2006 through cash from operations and divestiture proceeds, supplemented as required by its various existing credit facilities.

At September 30, 2006, International Paper has approximately $3.2 billion of committed liquidity, including contractually committed bank credit agreements and a receivables securitization program. In March 2006, International Paper replaced its maturing $750 million revolving bank credit agreement with a 364-day $500 million fully committed revolving bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion revolving bank credit agreement with a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. The new agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2006, International Paper had $700 million of outstanding borrowings under its receivables securitization program and no outstanding borrowings under the fully committed revolving bank credit agreements. Additionally, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, has a $100 million revolving bank credit agreement that expires in November 2006 with approximately $46 million in associated borrowings outstanding as of September 30, 2006.

On October 25, 2006, the Company amended its existing receivables securitization program that provided up to $1.2 billion of commercial paper-based financings with a facility fee of 0.20% and an expiration date in November 2007, to provide up to $1 billion of available commercial paper-based financings with a facility fee of 0.10% and an expiration date in October 2009.

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

In connection with this plan, the Company completed the sale of its 50.5% interest in Carter Holt Harvey Limited for $1.1 billion in the third quarter of 2005. In addition, in March and April of 2006, International Paper announced agreements for future sales in 2006 of approximately 5.7 million acres of U.S. forestlands for proceeds of approximately $6.6 billion. During the second and third quarters of 2006, the Company completed sales of approximately 552,000 acres of these forestlands for approximately $498 million, including an installment note receivable of $136 million, resulting in pre-tax gains of approximately $366 million. In October and November, following the end of the 2006 third quarter, International Paper completed two additional previously announced sales of approximately 5.1 million acres of forestlands for proceeds totaling approximately $6.1 billion of cash and notes. These sales will result in an estimated special fourth-quarter pre-tax gain in excess of $4 billion. With the closing of this sale, proceeds from Transformation Plan forestlands sales now total $6.6 billion.

In the 2006 second quarter, the Company announced the signing of definitive agreements to sell its Coated and Supercalendered Papers business for approximately $1.4 billion, and its Kraft Papers business for approximately $155 million plus two additional future payments of up to $60 million contingent upon business performance, with the estimated proceeds from both sales subject to certain closing and post-closing adjustments. The sale of the Coated and Supercalendered Papers business was completed in the 2006 third quarter, with the Kraft Papers sale expected to close in late 2006 or early 2007. Also in the third quarter, the Company completed the sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million, subject to certain post-closing adjustments. The Company continues to evaluate strategic options for its Beverage Packaging, Wood Products and Arizona Chemical businesses.

International Paper currently estimates that after-tax proceeds from the above announced and possible future divestitures will total approximately $11 billion, and expects that the proceeds from these sales plus additional free cash flow generated from operations will be used as follows:

•	Up to $3 billion to return value to shareholders,

•	$6 to $7 billion to strengthen the balance sheet through debt repayment and possible voluntary cash contributions to its U.S. pension plan,

•	A range of $2 to $4 billion for selective reinvestment, including possible uncoated papers and packaging options in Brazil, uncoated papers or packaging opportunities in China, and expanded pulp, paper and packaging operations in Russia in addition to current operations at Svetogorsk.

As part of the planned debt reduction, the Company is planning to make voluntary contributions to the U.S. qualified pension fund in the range of $500 million to $1.0 billion to begin satisfying longer-term funding requirements and to lower future pension expense. Pension obligations are viewed by the ratings agencies as equivalent to debt.

During the 2006 third quarter, in connection with the planned use of the above projected proceeds, the Company purchased through a modified “Dutch Auction” tender offer, 38,465,260 shares (or approximately 6%) of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. Following the completion of this tender offer, International Paper had approximately 454.8 million shares of common stock outstanding.

Also during the quarter, the Company entered into an agreement to exchange a pulp mill project being developed in the state of Mato Grosso do Sul, Brazil (together with approximately 100,000 hectares of forestlands) for the existing Luiz Antonio pulp and uncoated paper mill and approximately 60,000 hectares of forestlands located in the state of Sao Paulo, Brazil. The Company will fund the pulp mill project in the amount of U.S. $1.15 billion. This exchange transaction is expected to close by February 1, 2007.

Finally, subsequent to the end of the 2006 third quarter, International Paper and Ilim Pulp, the largest forest products enterprise in Russia, announced that a letter of intent had been signed to establish a 50-50 joint venture. If definitive agreements are reached, this joint venture would be the largest foreign-domestic alliance in the Russian forest sector. It is currently contemplated that International Paper will purchase a 50% equity interest in the joint venture for approximately $400 million in cash. The total enterprise value of the joint venture is approximately $1.3 billion. The parties currently expect to finalize the agreement in the next six months, following completion of due diligence, receipt of required regulatory approvals, and the approvals of their respective boards of directors.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first nine months of 2006.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $283 million for International Paper’s U.S. plans for the nine months ended September 30, 2006, or about $101 million higher than the pension expense recorded for the first nine months of 2005. Net pension expense for non-U.S. plans was about $13 million and $11 million for the first nine months of 2006 and 2005, respectively. The increase in U.S. plan pension expense was principally due to a change in the mortality assumption to use the Retirement Protection Act 2000 Table, an increase in the amortization of unrecognized actuarial losses over a shorter average remaining service period, and a decrease in the assumed discount rate to 5.50% in 2006 from 5.75% in 2005.

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

In 2006, International Paper modified its investment policy to use interest rate swap agreements to extend the duration of the Plan’s bond portfolio to better match the duration of the pension obligation, thus helping to stabilize the ratio of assets to liabilities when interest rates change. Thus, when interest rates fall, the value of the swap agreements increases directionally with increases in the pension obligation. The current portfolio is hedged at approximately 35% of the Plan’s liability, with plans to increase this ratio to 50% by no later than the end of 2008. This new strategy is not expected to alter the long-term rate of return on Plan assets. At September 30, 2006, the market value of plan assets for International Paper’s U.S. plans totaled approximately $7.1 billion, consisting of approximately 59% equity securities, 31% fixed income securities, and 10% real estate and other assets.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). While International Paper may elect to make voluntary contributions to its U.S. qualified plan up to the maximum deductible amount per IRS tax regulations in the coming years, it is unlikely that any contributions to the plan will be required before 2007 unless investment performance is negative or International Paper changes its funding policy. In connection with the use of projected proceeds from the Company’s Transformation Plan, International Paper is planning to make voluntary contributions to the U.S. qualified pension fund in the range of $500 million to $1.0 billion to begin satisfying longer-term funding requirements and to lower future pension expense. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $31 million in 2006.

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

The Company adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. This standard requires that compensation cost related to share-based payments be recognized in the financial statements. The amount of compensation cost is measured based on the grant date fair value of the award less estimated forfeitures. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

The information presented below updates the risk factors set forth in the 2005 10-K, adding the following factors under the heading “Risks Relating To The Company’s Transformation Plan”:

The ability to successfully negotiate satisfactory sale terms for assets that are contemplated for sale but are not currently under contract. The Company may be unable to divest or spin-off businesses under evaluation on terms that are satisfactory to the Company.

The ability to successfully execute sale transactions currently under contract. The Company’s ability to successfully execute sales transactions under contract and realize the anticipated sales proceeds thereunder is dependent upon many factors, including the ability to successfully consummate the transactions without a purchase price adjustment, the successful fulfillment (or waiver) of all conditions set forth in the sale agreements, the successful closing of the transactions within the estimated timeframes and the ability to monetize the non-cash portion of the sale proceeds, if any.

The ability to invest proceeds with attractive financial returns. The Company will selectively seek attractive investment opportunities for a portion of the proceeds from the divestitures. The Company may be unable to identify and negotiate acceptable investments with attractive returns.

These risk factors do not represent a comprehensive list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set forth in the 2005 10-K and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006 - August 31, 2006	1,777		$34.31		0	0
September 1, 2006 - September 30, 2006	38,465,784	(a)	36.00	(b)	38,465,260	0

(a)	On August 15, 2006, the Company commenced a tender offer to buy back up to 41,666,667 shares of its common stock.
The tender offer expired on September 13, 2006, following the purchase of 38,465,260 shares.
(b)	Excludes costs to acquire the shares.

No activity occurred in months not presented above.

ITEM 6. EXHIBITS

(a)	Exhibits

	3.1	By-laws of International Paper Company, as amended through October 10, 2006 (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 16, 2006 and incorporated herein by reference)

	10.1	Exchange Agreement dated September 19, 2006 by and between Votorantim Celulose E Papel S.A. and International Paper Investments (Holland) B.V. (filed as an exhibit to the Registrant’s Current Report on Form 8-K dated September 25, 2006 and incorporated herein by reference)

	10.2	Second Amendment, dated as of October 25, 2006, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (formerly known as The Bank of Tokyo-Mitsubishi, Ltd., New York Branch), as a Co-Agent, JPMorgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, New York Branch, as a Co-Agent, Starbird Funding Corporation, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent.

	10.3	First Amendment, dated October 30, 2006, to Purchase Agreement, dated as of April 4, 2006, among TimberStar Southwest Parent LLC, TimberStar Southwest LLC, International Paper Company and the other selling parties listed on Schedule A thereto.

10.4

Amendment, dated November 3, 2006, to Amended and Restated Purchase Agreement, dated as of May 26, 2006, among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Timberlands LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company and the other selling parties listed on Schedule A thereto.

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

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: November 8, 2006	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief Financial Officer

Date: November 8, 2006	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller