Form 10-K
period 2006-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2007-02-28
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue

Memphis, Tennessee

(Address of principal executive offices)

38197

(Zip Code)

Registrant’s telephone number, including area code: (901)419-7000

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $15,926,970,664.

The number of shares outstanding of the Company’s common stock, as of February 23, 2007 was 452,587,634.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2007 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	42

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
	Information by Industry Segment and Geographic Area	43
	Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	45
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	47
	Consolidated Statement of Operations	49
	Consolidated Balance Sheet	50
	Consolidated Statement of Cash Flows	51
	Consolidated Statement of Changes in Common Shareholders’ Equity	52
	Notes to Consolidated Financial Statements	53
	Interim Financial Results (Unaudited)	89

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	92

ITEM 9A.	CONTROLS AND PROCEDURES.	92

ITEM 9B.	OTHER INFORMATION.	93

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	93

ITEM 11.	EXECUTIVE COMPENSATION.	94

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	94

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	94

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	94

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
	Additional Financial Data	94
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	99
	Schedule II - Valuation and Qualifying Accounts	100

	SIGNATURES	101

APPENDIX I	2006 LISTING OF FACILITIES	A-1

APPENDIX II	2006 CAPACITY INFORMATION	A-3

ii

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”), is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, South America and Asia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2006, the Company operated 18 pulp, paper and packaging mills, 94 converting and packaging plants, 24 wood products facilities and six specialty chemicals plants. Production facilities at December 31, 2006 in Europe, Asia, Latin America and South America included six pulp, paper and packaging mills, 51 converting and packaging plants, and five specialty chemicals plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 268 distribution branches located primarily in the United States. At December 31, 2006, we owned or managed approximately 500,000 acres of forestlands in the United States, approximately 370,000 acres in Brazil and had, through licenses and forest management agreements, harvesting rights on approximately 500,000 acres of government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial Packaging; Consumer Packaging; Distribution; Forest Products; and Specialty Businesses and Other. A description of these business segments can be found on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. A discussion of the Company’s Transformation Plan to concentrate on two key global platform businesses, Uncoated Papers (including Distribution) and Packaging, can be found on pages 33 through 35 of Item 7.

From 2002 through 2006, International Paper’s capital expenditures approximated $5.1 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs and improve forestlands. Capital spending for continuing operations in 2006 was approximately $1.0 billion and is expected to be approximately $1.2 billion in 2007. This amount is about the same as our expected annual depreciation and amortization expense. You can find more information about capital expenditures on page 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on page 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 20 through 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth on pages 43 and 44 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND DOMESTIC OPERATIONS

The financial information concerning international and domestic operations and export sales is set forth on page 44 of Item 8. Financial Statements and Supplementary Data.

COMPETITION AND COSTS

Despite the size of the Company’s manufacturing capacity for paper, paperboard, packaging and pulp products, the markets in all of the cited product lines are large and highly fragmented. The markets for wood and specialty products are similarly large and fragmented. There are numerous competitors, and the major markets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. These products are in competition with similar products produced by other forest products companies, and in some instances, with products produced by other industries from other materials.

Many factors influence the Company’s competitive position, including prices, costs, product quality and services. You can find more information about the impact of prices and costs on operating profits on pages 14 through 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-3 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells paper, packaging products, building materials and other products directly to end users and converters, as well as through agents, resellers and paper distributors. We own a large merchant distribution business that sells products made both by International Paper and by other companies making paper, packaging and graphic arts supplies. Sales offices are located throughout the United States as well as internationally.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2006, 2005 and 2004 were as follows:

Sales Volumes by Product (1) (2)

(Unaudited)

	2006	2005	2004
Printing Papers (In thousands of tons)
Brazil Uncoated Papers	477	447	461
Europe & Russia Uncoated Papers and Bristols	1,455	1,419	1,409
U.S. Uncoated Papers and Bristols	3,991	3,850	4,179
Uncoated Papers and Bristols	5,923	5,716	6,049
Coated Papers (3)	1,168	1,996	1,757
Market Pulp (4)	1,124	1,291	1,422

Packaging (In thousands of tons)
Container of the Americas	3,628	3,578	2,821
European Container (Boxes)	1,267	1,073	1,049
Other Industrial and Consumer Packaging	525	421	745
Industrial and Consumer Packaging	5,420	5,072	4,615
Containerboard	1,816	1,937	2,090
Bleached Packaging Board	1,503	1,264	1,000
Coated Bristols	410	411	435

Saturated and Bleached Kraft Papers	232	242	272

(1)	Includes third-party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for divested businesses classified as discontinued operations.
(3)	Sold in the third quarter of 2006. International Paper has a 10% continuing interest in the owning entity.
(4)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center at Loveland, Ohio, with smaller facilities in Savannah, Georgia, a regional center for applied forest research in Bainbridge, Georgia, and several product laboratories. Additionally, the Company has a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions and to process, equipment and product innovations. Activities include studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $45 million in 2006, $63 million in 2005, and $67 million in 2004.

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

ENVIRONMENTAL PROTECTION

Information concerning the effects of the Company’s compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 40 and 41 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

As of December 31, 2006, we had approximately 60,600 employees, 42,000 of whom were located in the United States. Of the U.S. employees, approximately 27,700 are hourly, with unions representing approximately 16,300 employees. Approximately 13,000 of the union employees are represented by the United Steel Workers under individual location contracts.

During 2006, new labor agreements were ratified at four paper mills, with one paper mill, Savannah, Georgia, carrying over to be ratified in early 2007. In addition, negotiations at the Terre Haute, Indiana, mill have also been carried over into 2007. During 2007, labor agreements are scheduled to be negotiated at three additional paper mill operations including Georgetown, South Carolina; Vicksburg, Mississippi; and Riverdale, Alabama.

During 2006, 25 labor agreements were settled in non-paper mill operations. Settlements included paper converting, chemical, distribution, consumer packaging and woodlands operations. During 2007, 20 labor agreements are scheduled to be negotiated in 19 non-paper mill operations, plus eight non-paper mill contracts are carrying over from past years.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 57, chairman and chief executive officer since 2003. Prior to this, Mr. Faraci was president since 2003, and executive vice president and chief financial officer from 2000 to 2003. Mr. Faraci joined International Paper in 1974.

Newland A. Lesko, 61, executive vice president-manufacturing and technology since 2003. Mr. Lesko previously served as senior vice president-industrial packaging from 1998 to 2003. Mr. Lesko joined International Paper in 1967.

Marianne M. Parrs, 62, executive vice president since 1999 and chief financial officer since 2005. Ms. Parrs previously served as executive vice president-administration since 1999 responsible for information technology, investor relations, global sourcing, logistics and a large supply chain project. She continues to oversee those areas in her current role. Ms. Parrs joined International Paper in 1974.

John N. Balboni, 58, senior vice president and chief information officer since 2005. He previously served as vice president and chief information officer from 2003 to 2005, and vice president-ebusiness from 2000 to 2003. Mr. Balboni joined the Company in 1988.

Michael J. Balduino, 56, senior vice president of the Company responsible for consumer products converting business and president of the Company’s Shorewood Packaging Corp. subsidiary since 2004. Mr. Balduino joined the Company in 1992 and previously served as the Company’s senior vice president of sales and marketing from 2000 to 2003.

H. Wayne Brafford, 55, senior vice president-printing and communications papers since 2005. Previously, Mr. Brafford served as senior vice president-industrial packaging from 2003, and as vice president and general manager-converting, specialty and pulp from 1999 to 2003. Mr. Brafford joined International Paper in 1975.

Jerome N. Carter, 58, senior vice president-human resources since 1999. Since 2005, Mr. Carter is also responsible for overseeing the communications function of the Company. Mr. Carter joined International Paper in 1999.

C. Cato Ealy, 50, senior vice president-corporate development since 2003. He previously served as vice president-corporate development from 1996 to 2003. Mr. Ealy joined International Paper in 1992.

Thomas E. Gestrich, 60, senior vice president and president-IP Asia since 2005. Previously, Mr. Gestrich served as senior vice president-consumer packaging from 2001 to 2005. Prior to that, he served as vice president and general manager-beverage packaging from 1999 to 2001. Mr. Gestrich joined International Paper in 1990.

Paul Herbert, 57, senior vice president-strategic initiatives since 2005. He previously served as senior vice president-printing and communication papers from 2000 to 2005. Mr. Herbert joined International Paper in 1992.

Thomas G. Kadien, 50, senior vice president and president-xpedx since 2005. Previously, Mr. Kadien served as senior vice president-Europe from 2003 to 2005, and as vice president-commercial printing and imaging papers from 2001 to 2003. Mr. Kadien joined International Paper in 1978.

Mary A. Laschinger, 46, senior vice president since 2007 and president-IP Europe since 2005. Ms. Laschinger previously served as vice president-wood products from 2004 to 2005 and as vice president-pulp from 2001 to 2004. Prior to that, she served as the general manager-industrial papers from 1999 to 2001. Ms. Laschinger joined International Paper in 1992.

Andrew R. Lessin, 64, senior vice president-internal audit since 2002. Mr. Lessin previously served as vice president-finance from 2000 to 2002. Mr. Lessin joined International Paper in 1977.

Maximo Pacheco, 54, senior vice president since 2005 and president-IP do Brasil since 2004. Previously, Mr. Pacheco served as senior vice president-IP do Brasil from 2003 to 2004. Prior to that, he was president-IP Latin America from 2000 to 2003. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 47, senior vice president-IP packaging solutions since 2005. She previously served as vice president-container of the Americas from 2000. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 51, senior vice president, general counsel and corporate secretary since 2003. Since 2005, Ms. Smith is also responsible for overseeing the public affairs function of the Company. From 1998 to 2003, she served as senior vice president, general counsel and corporate secretary of Owens Corning and, in addition, from 2000 to 2003, as chief restructuring officer of Owens Corning. Ms. Smith joined International Paper in 2003.

Robert J. Grillet, 51, vice president-finance and controller since 2003. He previously served as group senior vice president-xpedx from 2000 to 2003. Mr. Grillet joined International Paper in 1976.

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

RISKS RELATING TO INDUSTRY CONDITIONS

CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS AND ENERGY. We rely heavily on certain raw materials (principally wood fiber, caustic soda and polyethylene) and energy sources (principally natural gas, coal and fuel oil) in our manufacturing process. Our ability to increase earnings has been, and will continue to be, affected by changes in the costs and availability of such raw materials and energy sources. We may not be able to fully offset the effects of higher raw material or energy costs through hedging arrangements, price increases, and productivity improvements or cost reduction programs.

CHANGES IN TRANSPORTATION AVAILABILITY OR COSTS. Our business depends on the transportation of a large number of products, both domestically and internationally. In the United States, an increase in transportation rates or fuel surcharges could adversely affect our earnings, and/or a reduction in transport availability in truck and rail could negatively impact our ability to provide products to our customers in a timely manner. While we have benefited from supply-chain initiatives that reduce usage and improve transportation availability, there is no assurance that such availability can continue to be effectively managed in the future.

COMPETITION. We face intense competition, both domestically and internationally, for our products in all of our operating segments. Because our outlook depends on a forecast of our share of industry sales, an unexpected reduction in that share due to pricing or product strategies pursued by competitors could negatively impact our revenues and financial results.

PRODUCT MIX. Our results may be affected by a change in the Company’s sales mix. Our outlook assumes a certain volume mix of sales as well as a product mix of sales. If actual results vary from this projected volume and product mix of sales, our operations and our financial results could be negatively impacted.

PRICING. Our outlook assumes that we will be successful in implementing previously announced price increases as well as other price increases that we may in the future deem necessary and/or appropriate. Delays in the realization of these price increases would negatively impact our results. Moreover, price discounting, if required to maintain our competitive position and our share of industry sales, could result in lower than anticipated price realizations.

DEMAND FOR OUR PRODUCTS. Demand for our products is affected by general economic conditions in North America, Europe, Latin America and Asia. Changes in industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, interest rates and currency exchange rates may adversely affect our businesses and our financial results.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy. Our debt ratings are, from time to time, reviewed by the rating organizations and remain subject to change, and a downgrade in rating of our debt could increase our interest cost and negatively affect our earnings.

PENSION AND HEALTH CARE COSTS. Our pension and health care costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs.

NATURAL DISASTERS. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flooding or other unanticipated problems, could cause operational disruptions which could impair our profitability.

CHANGES IN INTERNATIONAL CONDITIONS. Our results could be substantially affected by foreign market risks in the countries in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland and China, where substantial manufacturing facilities exist, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse foreign tax consequences or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

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

RISKS RELATING TO THE COMPANY’S TRANSFORMATION PLAN

THE ABILITY TO SUCCESSFULLY EXECUTE SALES TRANSACTIONS CURRENTLY UNDER CONTRACT. The Company’s ability to successfully execute sales transactions under contract (including contracts executed pursuant to the Transformation Plan) and to realize the anticipated sales proceeds is dependent upon many factors, including the ability to successfully consummate the transactions without a purchase price adjustment, the successful fulfillment (or waiver) of all conditions set forth in the sales agreements, and the successful closing of the transactions within the estimated timeframes.

THE ABILITY TO INVEST PROCEEDS WITH ATTRACTIVE FINANCIAL RETURNS. The Company will selectively seek attractive investment opportunities for a portion of the proceeds from divestitures. The Company may be unable to identify and negotiate acceptable investments with attractive returns.

ABILITY TO REALIZE ANTICIPATED PROFIT IMPROVEMENT FROM THE TRANSFORMATION PLAN. The profitability of the Company’s two platform businesses, uncoated papers (including distribution) and packaging, is subject to variable demand and the Company’s ability to execute internal profit improvement initiatives, including ongoing manufacturing, supply chain and overhead cost reduction initiatives, as well as volume/mix improvements. There can be no assurance that profit improvements will be achieved.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

UNANTICIPATED EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS. Our operations are subject to significant regulation by federal, state and local environmental and safety authorities, both domestically and internationally. There can be no assurance that the costs of compliance with existing and new regulations will not require significant capital expenditures, or that existing reserves for specific matters will, if regulations change, be adequate to cover future unanticipated costs.

RESULTS OF LEGAL PROCEEDINGS. The costs and other effects of pending litigation against the Company cannot be determined with certainty. Although the disclosure in Item 3. Legal Proceedings contains management’s current views of the impact such litigation will have on our financial results, there can be no assurance that the outcome of such proceedings will be as expected.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact our outlook. Obvious general economic factors throughout the world (such as inflation, a sudden drop in consumer or business confidence, or an unexpected collapse in stock markets) do not warrant further discussion, but are noted to further emphasize the many contingencies that may cause our actual results to differ from those currently anticipated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FORESTLANDS

The principal raw material used by International Paper is wood in various forms. As of December 31, 2006, the Company or its subsidiaries owned or managed approximately 500,000 acres of forestlands in the United States, approximately 370,000 acres in Brazil, and had, through licenses and forest management agreements, harvesting rights on approximately 500,000 acres of government-owned forestlands in Russia. During 2006, in conjunction with the Company’s Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements, principally in October and November, for proceeds totaling approximately $6.6 billion of cash and notes. A further discussion of these sales transactions can be found on page 21 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on page 65 of Item 8. Financial Statements and Supplementary Data.

During 2006, the Company’s U.S. forestlands supplied 10.2 million tons of roundwood to its U.S. facilities, representing approximately 17% of its wood fiber requirements. The balance of our fiber requirements came from residual chips supplied by our Wood Products operations, other roundwood and chips purchased from other suppliers, and from other private industrial and nonindustrial forestland owners, with an insignificant amount coming from public lands of the U.S. government. In addition, in 2006, 3.4 million tons of wood from our forestlands were sold to other users. In 2007, the Company expects that approximately 65% of its fiber requirements will come from roundwood, with over 80% purchased on the open market and less than 20% obtained under existing fiber supply agreements. The remaining 35% of our fiber requirements will come from wood chips obtained from other suppliers and other private and nonindustrial forestland owners and through chip supply agreements.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2007 on page 33, and dispositions and restructuring activities as of December 31, 2006, on pages 20 through 22, of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 59 through 67 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 40 and 41 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 69 through 73 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2006 and 2005 are set forth on page 89 of Item 8. Financial Statements and Supplementary

Data. The Company’s common shares are traded on the following exchanges: New York, Swiss and Amsterdam. International Paper options are traded on the Chicago Board of Options Exchange. As of February 23, 2007, there were approximately 23,669 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	4,139		$33.54		–	–
February 1, 2006 - February 28, 2006	172,980		32.70		–	–
March 1, 2006 - March 31, 2006	36,300		35.22		–	–
April 1, 2006 - April 30, 2006	836		34.57		–	–
May 1, 2006 - May 31, 2006	1,260		37.06		–	–
August 1, 2006 - August 31, 2006	1,777		34.31		–	–
September 1, 2006 - September 30, 2006	38,465,784	(a)	36.00	(b)	38,465,260	–
November 1, 2006 - November 30, 2006	4,263		33.16		–	–
December 1, 2006 - December 31, 2006	1,220,558		33.84	(b)	–	–
Total	39,907,897	(c)	–		38,465,260	–

(a)

On August 15, 2006, the Company commenced a tender offer to buy back up to 41,666,667 shares of its common stock. The tender offer expired on September 13, 2006, with the Company purchasing 38,465,260 shares.

(b)	Excludes expenses paid to acquire the shares.
(c)

1,442,637 of these shares were not purchased pursuant to a publicly announced plan or program. These were principally open-market repurchases, including 1,220,558 shares repurchased as part of the Company’s Transformation Plan.

No activity occurred in months not presented above.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2001 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made on December 31, 2001. The graph portrays total return, 2001–2006, assuming reinvestment of dividends.

(1)

The companies included in the ROI Peer Group are Bowater Inc., Domtar Inc., MeadWestvaco Corp., M-Real Corp., Packaging Corporation of America, Sappi Limited, Smurfit-Stone Container Corp., Stora Enso Group, UPM Corporation and Weyerhaeuser Co.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY(a)

Dollar amounts in millions, except per share amounts and stock prices	2006		2005		2004		2003		2002
RESULTS OF OPERATIONS
Net sales	$21,995		$21,700		$20,721		$19,883		$20,030
Costs and expenses, excluding interest	18,286		20,819		19,633		19,075		19,126
Earnings from continuing operations before income taxes and minority interest	3,188	(b)	286	(d)	376	(g)	89	(j)	174	(m)
Minority interest expense, net of taxes	17		9		24		79		44
Discontinued operations, net of taxes and minority interest	(232	)(c)	416	(e)	(273	)(h)	186		(141)
Cumulative effect of accounting changes	–		–		–		(13	)(k)	(893	)(n)
Net earnings (loss)	1,050	(b,c)	1,100	(d-f)	(35	)(g-i)	302	(j-l)	(880	)(m-o)
Earnings (loss) applicable to common shares	1,050	(b,c)	1,100	(d-f)	(35	)(g-i)	302	(j-l)	(880	)(m-o)
FINANCIAL POSITION
Working capital	$3,996		$6,804		$9,506		$9,143		$9,025
Plants, properties and equipment, net	8,993		9,073		9,402		9,348		9,559
Forestlands	259		2,127		2,099		2,279		2,359
Total assets	24,034		28,771		34,217		35,525		33,792
Notes payable and current maturities of long-term debt	692		1,178		209		1,770		–
Long-term debt	6,531		11,019		13,626		13,127		12,328
Common shareholders' equity	7,963		8,351		8,254		8,237		7,374
BASIC PER SHARE OF COMMON STOCK
Earnings from continuing operations	$2.69		$1.41		$0.49		$0.27		$0.32
Discontinued operations, net of taxes and minority interest	(0.48)		0.85		(0.56)		0.39		(0.29)
Cumulative effect of accounting changes	–		–		–		(0.03)		(1.86)
Net earnings (loss)	2.21		2.26		(0.07)		0.63		(1.83)
DILUTED PER SHARE OF COMMON STOCK
Earnings from continuing operations	$2.65		$1.40		$0.49		$0.27		$0.32
Discontinued operations, net of taxes and minority interest	(0.47)		0.81		(0.56)		0.39		(0.29)
Cumulative effect of accounting changes	–		–		–		(0.03)		(1.85)
Net earnings (loss)	2.18		2.21		(0.07)		0.63		(1.82)
Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	17.56		17.03		16.93		16.97		15.21
COMMON STOCK PRICES
High	$37.98		$42.59		$45.01		$43.32		$46.19
Low	30.69		26.97		37.12		33.09		31.35
Year-end	34.10		33.61		42.00		43.11		34.97
FINANCIAL RATIOS
Current ratio	1.9		2.4		2.3		2.0		2.3
Total debt to capital ratio	0.47		0.59		0.62		0.63		0.61
Return on equity	14.6	(b,c)	13.2	(d-f)	(0.4	)(g-i)	3.9	(j-l)	(8.8	)(m-o)
Return on investment from continuing operations	8.1	(b,c)	5.2	(d-f)	3.1	(g-i)	2.5	(j-l)	2.5	(m-o)
CAPITAL EXPENDITURES	$1,073		$1,095		$1,119		$935		$859
NUMBER OF EMPLOYEES	60,600		68,700		79,400		82,800		91,000

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL GLOSSARY

Current ratio—

current assets divided by current liabilities.

Total debt to capital ratio—

long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt, minority interest and total common shareholders’ equity.

Return on equity—

net earnings divided by average common shareholders’ equity (computed monthly).

Return on investment—

the after-tax amount of earnings from continuing operations before interest and minority interest divided by the average of total assets minus accounts payable and accrued liabilities (computed monthly).

FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)

All periods presented have been restated to reflect the Carter Holt Harvey Limited, Weldwood of Canada Limited, Kraft Papers, Brazilian Coated Papers, Beverage Packaging, and Wood Products businesses as discontinued operations.

2006:

(b)

Includes restructuring and other charges of $300 million before taxes ($184 million after taxes), including a $157 million charge before taxes ($95 million after taxes) for organizational restructuring and other charges principally associated with the Company’s Transformation Plan, a charge of $165 million before taxes ($102 million after taxes) for losses on early debt extinguishment, a $97 million charge before taxes ($60 million after taxes) for legal reserves, a $115 million gain before taxes ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and a credit of $4 million before taxes ($3 million after taxes) for other items. Also included are a $4.8 billion gain before taxes ($2.9 billion after taxes) from sales of U.S. forestlands included in the Company’s Transformation Plan; a charge of $759 million before and after taxes for the impairment of goodwill in the coated paperboard and Shorewood businesses; a $1.5 billion charge for net losses on sales and impairments of businesses including $1.4 billion before taxes ($1.3 billion after taxes) for the U.S. Coated and Supercalendered Papers business, $52 million before taxes ($37 million after taxes) for certain assets in Brazil, and $128 million before taxes ($84 million after taxes) for the Company’s Saillat mill in France to reduce the carrying value of net assets to their estimated fair value; the recognition of a previously deferred $110 million gain before taxes ($68 million after taxes) related to a 2004 sale of forestlands in Maine; and a pre-tax charge of $21 million (zero after taxes) for other smaller items.

(c)

Includes a gain of $100 million before taxes ($79 million after taxes) from the sale of the Brazilian Coated Papers business, and pre-tax charges of $116 million ($72 million after taxes) for the Kraft Papers business, $269 million ($234 million after taxes) for the Wood Products business and $121 million ($90 million after taxes) for the Beverage Packaging business to reduce the carrying value of these businesses to their estimated fair value.

2005:

(d)

Includes restructuring and other charges of $340 million before taxes ($213 million after taxes), including a $256 million charge before taxes ($162 million after taxes) for organizational restructuring and other charges principally associated with the Company’s Transformation Plan, a $57 million charge before taxes ($35 million after taxes) for early extinguishment of debt, and a $27 million charge before taxes ($16 million after taxes) for legal reserves. Also included are a $258 million pre-tax credit ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $4 million credit before taxes ($3 million after taxes) for the net reversal of restructuring reserves no longer required, a pre-tax charge of $111 million ($73 million after taxes) for net losses on sales and impairments of businesses sold or held for sale, and interest income of $54 million before taxes ($33 million after taxes), including $43 million before taxes ($26 million after taxes) related to a settlement with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, and $11 million before taxes ($7 million after taxes)

related to the collection of a note receivable from the 2001 sale of a business.

(e)	Includes a gain of $29 million before taxes ($361 million after taxes and minority interest) from the 2005 sale of Carter Holt Harvey Limited.

(f)

Includes a $454 million reduction in the income tax provision, including a reduction of $627 million from a settlement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a charge of $142 million for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004, and $31 million of other tax charges.

2004:

(g)

Includes restructuring and other charges of $164 million before taxes ($102 million after taxes), including a $62 million charge before taxes ($39 million after taxes) for organizational restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt extinguishment costs, and a $10 million charge before taxes ($6 million after taxes) for legal settlements. Also included are pre-tax credits of $123 million ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $35 million credit before taxes ($21 million after taxes) for the net reversal of restructuring reserves no longer required, and a pre-tax charge of $139 million ($125 million after taxes) for net losses on sales and impairments of businesses sold or held for sale.

(h)

Includes a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) from the 2004 sale of the Carter Holt Harvey Tissue business, and a pre-tax charge of $323 million ($711 million after taxes) from the 2004 sale of Weldwood of Canada Limited.

(i)	Includes a $32 million net increase in the income tax provision reflecting an adjustment of deferred tax balances.

2003:

(j)	Includes restructuring and other charges of $252 million before taxes ($158 million after taxes), including a $190 million charge before taxes ($118 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $63 million charge before taxes ($39 million after taxes) for legal reserves, and a $1 million credit before taxes ($1 million charge after taxes) for early debt retirement costs. Also included are a pre-tax charge of $34 million ($33 million after taxes) for net losses on sales and impairments of businesses held for sale, and a credit of $26 million before taxes ($16 million after taxes) for the net reversal of restructuring reserves no longer required.

(k)

Includes a charge of $10 million after taxes for the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $3 million after taxes for the cumulative effect of an accounting change related to the adoption of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

(l)	Includes a $110 million reduction of the income tax provision recorded for significant tax events occurring in 2003.

2002:

(m)

Includes restructuring and other charges of $654 million before taxes ($417 million after taxes), including a $163 million charge before taxes ($113 million after taxes) for asset shutdowns of excess internal capacity and cost reduction actions, a $450 million pre-tax charge ($278 million after taxes) for additional exterior siding legal reserves, and a charge of $41 million before taxes ($26 million after taxes) for early debt retirement costs. Also included are a charge of $25 million before taxes (a credit of $60 million after taxes) to adjust accrued costs of businesses sold or held for sale, and a pre-tax credit of $68 million ($43 million after taxes) for the reversal of 2001 and 2000 reserves no longer required.

(n)	Includes an $893 million charge for the cumulative effect of an accounting change for the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(o)	Reflects a decrease of $46 million in the income tax provision for a reduction of deferred state income tax liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper’s operating results in 2006 benefited from strong gains in pricing and sales volumes and lower operating costs. Our average paper and packaging prices in 2006 increased faster than our costs for the first time in four years. The improvement in sales volumes reflects increased uncoated papers, corrugated box, coated paperboard and European papers shipments, as well as improved revenues from our xpedx distribution business. Our manufacturing operations also made solid cost reduction improvements. Lower interest expense, reflecting debt repayments in 2005 and 2006, was also a positive factor. Together, these improvements more than offset the effects of continued high raw material and distribution costs, lower real estate sales, higher net corporate expenses and lower contributions from businesses and forestlands divested during 2006.

Looking forward to 2007, we expect seasonally higher sales volumes in the first quarter. Average paper price realizations should continue to improve as we implement previously announced price increases in Europe and Brazil. Input costs for energy, fiber and chemicals are expected to be mixed, although slightly higher in the first quarter. Operating results will benefit from the recently completed International Paper/Sun Paperboard joint ventures in China and the addition of the Luiz Antonio paper mill to our operations in Brazil. However, primarily as a result of lower real estate sales in the first quarter, we anticipate earnings from continuing operations will be somewhat lower than in the 2006 fourth quarter.

Significant steps were also taken in 2006 in the execution of the Company’s Transformation Plan. We completed the sales of our U.S. and Brazilian Coated Papers businesses and 5.6 million acres of U.S. forestlands, and announced definitive sale agreements for our Kraft Papers, Beverage Packaging and Arizona Chemical businesses and a majority of our Wood Products business, all expected to close during 2007. Through December 31, 2006, we have received approximately $9.7 billion of the estimated proceeds from divestitures announced under this plan of approximately $11.3 billion, with the balance to be received as the remaining divestitures are completed in the first half of 2007. We have strengthened our balance sheet by reducing debt by $6.2 billion, and returned value to our shareholders by repurchasing 39.7 million shares of our common stock for approximately $1.4 billion. We made a $1.0 billion voluntary contribution to our U.S. qualified pension fund. We have identified selective reinvestment opportunities totaling approximately $2.0 billion, including opportunities in China, Brazil and Russia. Finally, we remain focused on our three-year $1.2 billion target for non-price profitability improvements, with $330 million realized during 2006. While more remains to be done in 2007, we have made substantial progress toward achieving the objectives announced at the outset of the Plan in July 2005.

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

International Paper operates in six segments: Printing Papers, Industrial Packaging, Consumer Packaging, Distribution, Forest Products and Specialty Businesses and Other.

The following table shows the components of net earnings (loss) for each of the last three years:

In millions	2006	2005	2004
Industry segment operating profits	$2,074	$1,622	$1,703
Corporate items, net	(746)	(607)	(477)
Corporate special items*	2,373	(134)	(141)
Interest expense, net	(521)	(595)	(712)
Minority interest	(9)	(9)	(21)
Income tax (provision) benefit	(1,889)	407	(114)
Discontinued operations	(232)	416	(273)
Net earnings (loss)	$1,050	$1,100	$(35)
*

Corporate special items include gains on Transformation Plan forestland sales, goodwill impairment charges, restructuring and other charges, net losses on sales and impairments of businesses, insurance recoveries and reversals of reserves no longer required.

Industry segment operating profits of $2.1 billion were $452 million higher in 2006 than in 2005 due principally to the benefits from higher average prices ($476 million), higher sales volumes ($143 million), and cost reduction initiatives, improved operating performance and a more favorable product mix ($187 million), which more than offset the impacts of higher energy and raw material costs ($101 million), lower earnings from land sales ($27 million), higher distribution costs ($113 million), reduced earnings due to the sale of the Coated and Supercalendered Papers business and loss of harvest income from our divested forestlands ($53 million), and other items ($60 million).

Segment Operating Profits

(in millions)

The principal changes in operating profits by segment were as follows:

•

Printing Papers’ profits of $677 million were $204 million higher as the benefits of higher average sales price realizations, improved manufacturing operations, reduced lack-of-order downtime and higher sales volumes more than offset the impacts of higher raw material and energy costs, higher freight costs and a $128 million impairment charge to reduce the carrying value of the fixed assets at the Saillat, France mill.

•

Industrial Packaging’s profits of $399 million were up $180 million as the impacts of improved sales price realizations, increased sales volumes, a more favorable mix, reduced market-related downtime and strong mill performance were partially offset by the effects of higher raw material, freight and converting operating costs.

•

Consumer Packaging’s profits of $131 million were $10 million higher due to higher sales volumes, improved average sales price realizations, reduced lack-of-order downtime and favorable mill operations, which were partially offset by higher raw material and freight costs, unfavorable product mix and lower profits in our Shorewood packaging business.

•

Forest Products’ profits of $678 million were $43 million lower. Decreased harvest and recreational income and lower earnings from the Real Estate division, which principally sells higher-and-better-use properties, were only partially offset by higher earnings from forestland sales and lower operating costs.

•	Distribution’s profits of $128 million were $44 million higher due to the impact of higher sales volumes, improved average sales prices and lower operating expenses.

•	Specialty Businesses and Other’s profits of $61 million were $57 million higher reflecting higher average sales prices and lower costs for Arizona Chemical.

Corporate items, net, of $746 million of expense in 2006 were higher than the $607 million of expense in 2005 and $477 million of expense in 2004 due to higher pension expenses, benefits-related expenses and supply chain initiative costs, partially offset by lower inventory-related costs.

Corporate special items, including gains on sales of forestlands, restructuring and other charges, losses on sales and impairments of businesses, impairments of goodwill, insurance recoveries and reversals of reserves no longer required, increased to a gain of $2.4 billion from an expense of $134 million in 2005 and an expense of $141 million in 2004. The increase in 2006 principally reflects $4.8 billion of gains on the sales of forestlands included in our Transformation Plan, partially offset by $1.4 billion of net charges related to the divestiture of certain operations, principally the U.S. Coated and Supercalendered Papers business, and $759 million of goodwill impairment charges.

Interest expense, net, of $521 million in 2006 decreased from $595 million in 2005 and $712 million in 2004 reflecting lower average debt balances from repayments made under the Company’s Transformation Plan and lower interest rates from debt refinancings and repayments. Additionally, the 2006 total includes a pre-tax credit of $6 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Interest expense, net, in 2005 includes a pre-tax credit of $43 million related to an agreement reached with the Internal Revenue Service concerning the Company’s 1997 through 2000 federal income tax audits, and a pre-tax credit of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business.

The 2006 income tax provision of $1.9 billion consists of $1.6 billion of deferred taxes (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $0.3 billion current tax provision. The tax provision also includes an $11 million charge related to 2006 special tax adjustment items. The $407 million benefit in 2005 included a $454 million tax benefit related to 2005 special tax adjustment items. The tax provision of $114 million in 2004 included $32 million of expense related to special items. See “Income Taxes” on page 19 for a further discussion of these items.

Discontinued Operations

In the first quarter of 2006, management determined that the future sale of the Kraft Papers business was in the best interest of the Company’s shareholders. A definitive agreement to sell this business was signed during the second quarter. In the third quarter, International Paper completed the sale of its Brazilian Coated Papers business. During the fourth quarter, International Paper determined that the sales of its Beverage Packaging and Wood Products businesses were in the best interests of the shareholders. A definitive agreement to sell its Beverage Packaging business was announced during the quarter, and the Company announced two separate definitive agreements to sell 13 lumber mills and five wood products plants.

During the 2005 third quarter, International Paper completed the sale of the Carter Holt Harvey Limited business. During 2004, International Paper completed the sale of its Weldwood of Canada Limited business in the fourth quarter.

As a result of these actions, the operating results of these businesses and the associated gains/losses on the sales are reported in discontinued operations for all periods presented.

Liquidity and Capital Resources

For the year ended December 31, 2006, International Paper generated $1.0 billion of cash flow from continuing operations, compared with $1.2 billion in 2005. The 2006 amount is net of a $1.0 billion voluntary pension plan cash contribution. Capital spending from continuing operations for the year totaled $1.0 billion, or 87% of depreciation and amortization expense. We repaid approximately $5.2 billion of debt during the year, including various higher coupon-rate debt, that will result in lower interest charges in future years. Our liquidity position remains strong, supported by approximately $3.0 billion of unused, committed credit facilities that we believe are adequate to meet future short-term liquidity requirements. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2007 will be to continue to maximize our financial flexibility and preserve liquidity.

Capital spending for 2007 is targeted at $1.2 billion, or about equal to estimated depreciation and amortization.

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

In recent years, the assumption estimates used for pensions have resulted in increases in reported pension charges. Pension expenses for our U.S. plans increased to $377 million in 2006 from $243 million in 2005 due principally to a change in the mortality assumption and the use of a lower assumed discount rate. A decrease of approximately $182 million is expected in 2007, reflecting earnings on the $1.0 billion voluntary cash contribution made by the Company in 2006 and an increase in the assumed discount rate. Our pension funding policy continues to be, at a minimum, to fully fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). Unless changes are made to our funding policy, it is unlikely that any contributions to our U.S. qualified plan will be required in 2007.

Legal

An analysis of significant litigation activity is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

CORPORATE OVERVIEW

While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in the United States,

Europe, South America and Asia. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and movements in currency exchange rates.

Product prices tend to follow general economic trends, and are also affected by inventory levels, currency movements and changes in worldwide operating rates. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood fiber and chemical costs; energy costs; salary and benefits costs, including pensions; and manufacturing conversion costs.

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2006, and the major factors affecting these results compared to 2005 and 2004.

RESULTS OF OPERATIONS

For the year ended December 31, 2006, International Paper reported net sales of $22.0 billion, compared with $21.7 billion in 2005 and $20.7 billion in 2004. International net sales (including U.S. exports) totaled $5.6 billion, or 25% of total sales in 2006. This compares to international net sales of $5.3 billion in 2005 and 2004.

Full year 2006 net income totaled $1.1 billion ($2.18 per share), compared with net income of $1.1 billion ($2.21 per share) in 2005 and a net loss of $35 million ($0.07 per share) in 2004. Amounts include the results of discontinued operations.

Earnings from continuing operations after taxes in 2006 were $1.3 billion, compared with $684 million in 2005 and $238 million in 2004. However, included in earnings from continuing operations in 2006 was an incremental benefit of $292 million compared with 2005 from the special items discussed on pages 20 through 22. Excluding this benefit, earnings in 2006 were $306 million higher than in 2005. This increase was driven by higher average prices, improved sales volumes, favorable operating performance, benefits from cost reduction initiatives and improved mix, lower net interest expense and the incremental benefit from special items. These favorable items more than offset the impact of higher average raw material costs, lower earnings from land sales, higher Corporate expenses (including pensions), higher distribution costs, reduced earnings due to the sale of the Coated and Supercalendered Papers business, the loss of harvest income from our divested forestlands and higher tax expense.

See Industry Segment Results on pages 24 through 29 for a discussion of the impact of these factors by segment.

Earnings From Continuing Operations

(after tax, in millions)

The following table presents a reconciliation of International Paper’s net earnings (loss) to its total industry segment operating profit:

In millions	2006	2005	2004
Net Earnings (Loss)	$1,050	$1,100	$(35)
Deduct - Discontinued operations:
Earnings from operations	(85)	(55)	(348)
Loss (gain) on sales and impairments	317	(361)	621
Earnings From Continuing Operations	1,282	684	238
Add back (deduct):
Income tax provision (benefit)	1,889	(407)	114
Minority interest expense, net of taxes	17	9	24
Earnings From Continuing Operations Before Income Taxes and Minority Interest	3,188	286	376
Interest expense, net	521	595	712
Minority interest included in operations	(8)	—	(3)
Corporate items	746	607	477
Special items:
Restructuring and other charges	300	285	164
Insurance recoveries	(19)	(258)	(123)
Gain on sale of forestlands	(4,788)	—	—
Impairments of goodwill	759	—	—
Net losses on sales and impairments of businesses	1,381	111	135
Reserve adjustments	(6)	(4)	(35)
	$2,074	$1,622	$1,703
Industry Segment Operating Profit
Printing Papers	$677	$473	$508
Industrial Packaging	399	219	373
Consumer Packaging	131	121	155
Distribution	128	84	87
Forest Products	678	721	542
Specialty Businesses and Other	61	4	38
Total Industry Segment Operating Profit	$2,074	$1,622	$1,703

Discontinued Operations

2006: In 2006, after-tax charges totaling $317 million were recorded for net losses on sales or impairments of businesses reported as Discontinued operations.

During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments. The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, with the sale of the remaining non-U.S. operations expected to close later in the 2007 first quarter. Also during the fourth quarter, the

Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, expected to close in the first quarter of 2007, and five wood products plants for approximately $237 million, expected to close in the first half of 2007, both subject to various adjustments at closing. Based on the commitments to sell these businesses, management determined that the accounting requirements for treatment as discontinued operations were met. As a result, net pre-tax charges of $18 million ($11 million after taxes) for the Beverage Packaging business and $104 million ($69 million after taxes) for the Wood Products business (including $58 million for pension and postretirement benefit termination benefits) were recorded in the fourth quarter as discontinued operations charges to adjust the carrying value of these businesses to their estimated fair values less costs to sell.

During the third quarter of 2006, management had determined that there was a current expectation that, more likely than not, the Beverage Packaging and Wood Products businesses would be sold. Based on the resulting impairment testing, pre-tax impairment charges of $115 million ($82 million after taxes) and $165 million ($165 million after taxes) were recorded to reduce the carrying values of the net assets of the Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values. Also during the 2006 third quarter, International Paper completed the sale of its interests in a Beverage Packaging operation in Japan for a pre-tax gain of $12 million ($3 million after taxes), and the sale of its Brazilian Coated Papers business for approximately $420 million, subject to certain post-closing adjustments. As the Company had determined that the accounting requirements for reporting the Brazilian Coated Papers business as a discontinued operation were met, the resulting $100 million pre-tax gain ($79 million after taxes) was recorded as a gain on sale of a discontinued operation.

During the first quarter of 2006, the Company determined that the accounting requirements for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. During the 2006 second quarter, the Company signed a definitive agreement to sell this business for approximately $155 million in cash, subject to certain closing and post-closing adjustments, and two additional payments totaling up to $60 million payable five years from the date of closing, contingent upon business performance. A $16 million pre-tax charge ($11 million after taxes) was recorded during the second quarter to further reduce the carrying value of the assets of the Kraft Papers business based on the terms of this definitive agreement. The sale of this business was subsequently completed on January 2, 2007.

Additionally during the fourth quarter, a $38 million pre-tax credit ($23 million after taxes) was included in earnings from discontinued operations for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business.

2005: During the 2005 third quarter, the sale of the Company’s majority share of Carter Holt Harvey Limited (CHH) was completed resulting in a $361 million after-tax gain. This amount is included in gain on sale of discontinued operations.

2004: In the fourth quarter of 2004, International Paper sold its Weldwood of Canada Limited (Weldwood) business for approximately $1.1 billion. As a result of the sale, a $323 million pre-tax loss on the sale ($711 million after taxes) was recorded as a loss on sale of discontinued operations. In the 2004 second quarter, a $90 million discontinued operations gain after taxes and minority interest was recorded from the sale of the Carter Holt Harvey Tissue business.

Prior-period results for all periods presented have been restated to present the operating results of these businesses as earnings from discontinued operations.

Income Taxes

The Company recorded an income tax provision for 2006 of $1.9 billion, consisting of a $1.6 billion deferred tax provision (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $300 million current tax provision. The tax provision also included an $11 million provision for special item tax adjustments. Excluding the impact of special items, the tax provision was $272 million, or 29% of pre-tax earnings before minority interest.

An income tax benefit of $407 million was recorded in 2005 including a $454 million benefit related to special tax adjustment items, consisting of a tax benefit of $627 million resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a $142 million charge for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004 and $31 million of other tax charges. Excluding the impact of special items, the tax benefit was $83 million, or 20% of pre-tax earnings before minority interest.

The income tax provision for 2004 was $114 million, or 30% of pre-tax earnings from continuing operations before minority interest. This included a $32 million tax provision related to an adjustment of deferred tax balances. Excluding the impact of special items, the tax provision was $98 million, or 19% of pre-tax earnings before minority interest.

The higher income tax rate of 29% in 2006 reflects a higher proportion of earnings in higher tax rate jurisdictions.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, was $17 million in 2006, compared with $9 million in 2005 and $24 million in 2004. The increase in 2006 reflects the Company’s acquisition of the Moroccan box plants in the fourth quarter of 2005, and the formation of the International Paper & Sun Cartonboard Co., Ltd. joint ventures in the fourth quarter of 2006. The decrease in minority interest from 2004 reflects a reduction related to preferred securities that were replaced by debt obligations in 2004.

Interest expense, net, of $521 million includes a pre-tax credit of $6 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Interest expense, net, for 2005 of $595 million includes a pre-tax credit of $43 million for interest related to the agreement reached with the U.S. Internal Revenue Service concerning the Company’s 1997 through 2000 U.S. federal income tax audits, and a pre-tax credit of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding special items, interest expense, net, of $527 million in 2006 decreased from $649 million in 2005 and $712 million in 2004 reflecting lower average debt balances and lower interest rates due to debt refinancings and repayments.

For the twelve months ended December 31, 2006, corporate items totaled $746 million of expense, compared with $607 million in 2005 and $477 million in 2004. The increased expenses in 2006 compared with both 2005 and 2004 are due to higher pension expenses, benefits-related expenses and supply chain initiative costs, partially offset by lower inventory-related costs.

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

2006: During 2006, total restructuring and other charges of $300 million before taxes ($184 million after taxes) were recorded. These charges included:

•	a $157 million charge before taxes ($95 million after taxes) for organizational restructuring programs, principally associated with the Company’s Transformation Plan,

•	a $165 million charge before taxes ($102 million after taxes) for early debt extinguishment costs,

•	a $97 million charge before taxes ($60 million after taxes) for litigation settlements and adjustments to legal reserves,

•	a pre-tax credit of $115 million ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and

•	a $4 million credit before taxes ($3 million after taxes) for other items.

Earnings also included a $19 million pre-tax credit ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $6 million pre-tax credit ($3 million after taxes) for the reversal of reserves no longer required, and a $6 million pre-tax credit ($4 million after taxes) for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

2005: During 2005, Corporate restructuring and other charges of $285 million before taxes ($175 million after taxes) were recorded. These charges included:

•	a pre-tax charge of $201 million ($124 million after taxes) for organizational restructuring programs, principally costs associated with the Company’s Transformation Plan,

•	a pre-tax charge of $57 million ($35 million after taxes) for losses on early extinguishment of debt, and

•	a $27 million pre-tax charge ($16 million after taxes) for legal reserves.

Additionally, pre-tax restructuring charges totaling $55 million ($38 million after taxes) were recorded in business segment operating results.

Also recorded were pre-tax credits of $258 million ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and a $4 million pre-tax credit ($3 million after taxes) for the net adjustment of previously provided reserves.

2004: During 2004, restructuring and other charges of $164 million before taxes ($102 million after taxes) were recorded. These charges included:

•	a $62 million charge before taxes ($39 million after taxes) for a corporate-wide organizational restructuring program,

•	a $92 million charge before taxes ($57 million after taxes) for losses on early extinguishment of debt, and

•	a $10 million charge before taxes ($6 million after taxes) for legal settlements.

In addition, credits of $123 million before taxes ($76 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation and $35 million before taxes ($21 million after taxes) for the net reversal of restructuring reserves no longer needed were recorded.

A further discussion of restructuring, business improvement and other charges can be found in Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Gain on Sale of Forestlands

During 2006, in connection with the previously announced Transformation Plan, the Company completed sales totaling approximately 5.6 million acres of forestlands for proceeds of approximately $6.6 billion, including $1.8 billion in cash and $4.8 billion of installment notes supported by irrevocable letters of credit. The first of these transactions in the second quarter included approximately 76,000 acres sold for cash proceeds of $97 million, resulting in a pre-tax gain of $62 million. During the third quarter, 476,000 acres of forestlands were sold for $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million. Finally, in the fourth quarter, the Company completed sales of 5.1 million acres of forestlands for $6.1 billion, including $1.4 billion in cash and $4.7 billion of installment notes, resulting in pre-tax gains totaling $4.4 billion. These transactions represent a permanent reduction in the Company’s forestland asset base and are not a part of the normal, ongoing operations of the Forest Resources business. Thus, the net gains resulting from these sales totaling approximately $4.8 billion are separately presented in the accompanying consolidated statement of operations under the caption Gain on sale of forestlands.

Impairments of Goodwill

During the fourth quarter of 2006, in connection with annual goodwill impairment testing, charges of $630 million and $129 million were recorded to write down the carrying values of goodwill of the Company’s coated paperboard and Shorewood packaging businesses, respectively, based on the estimated fair values of these businesses determined using projected future operating cash flows.

Net Losses on Sales and Impairments of Businesses

Net losses on sales and impairments of businesses included in Corporate special items totaled $1.4 billion in 2006, $111 million in 2005 and $135 million in 2004. The principal components of these gains/losses were:

2006: During the fourth quarter of 2006, a charge of $21 million before and after taxes was recorded for losses on sales and impairments of businesses. This charge included a pre-tax loss of $18 million ($6 million after taxes) relating to the sale of certain box plants in the United Kingdom and Ireland, and $3 million of pre-tax charges (a $6 million credit after taxes) for other small asset sales.

During the third quarter of 2006, a net pre-tax gain of $61 million ($38 million after taxes) was recorded for gains (losses) on sales and impairments of businesses. This net gain included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax loss of $11 million ($7 million after taxes) related to other smaller sales.

During the second quarter of 2006, a pre-tax charge of $138 million ($90 million after taxes) was recorded, including a pre-tax charge of $85 million ($52 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of a definitive sales agreement signed in the second quarter, a pre-tax charge of $52 million ($37 million after taxes) recorded to reduce the carrying value of the assets of the Company’s Amapa wood products operations in Brazil to their estimated fair value based on estimated sales proceeds since a sale of these assets, which was completed in the third quarter, was considered more likely than not at June 30, 2006, and a net charge of $1 million before and after taxes related to other smaller items.

During the first quarter of 2006, a charge of $1.3 billion before and after taxes was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, as management had committed to a plan to sell this business. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

At the end of the 2006 first quarter, the Company had reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the second quarter of 2006, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10 percent limited partnership interest in CMP Investments L.P., the company that will own this business. Since this limited partnership interest represents significant continuing involvement in the operations of this business under U.S. generally accepted accounting principles, the operating results for Coated and Supercalendered Papers were required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including the charge in the first quarter of $1.3 billion to write down the assets of the business to their estimated fair value, are now included in continuing operations for all periods presented.

Additionally during the fourth quarter, a $128 million pre-tax impairment charge ($84 million after taxes) was recorded to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France (included in the Printing Papers segment) to their estimated fair value, and in the third quarter, a pre-tax gain of $13 million ($6 million after taxes) was recorded related to a sale of property in Spain (included in the Industrial Packaging segment).

2005: In the fourth quarter of 2005, a pre-tax charge of $46 million ($30 million after taxes) was recorded for adjustments of losses of businesses held for sale, principally $45 million to write down the carrying value of the Company’s Polyrey business in France to its estimated net realizable value.

In the second quarter of 2005, a net pre-tax credit of $19 million ($12 million after taxes) was recorded, including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business and final charges related to the sales of Fine Papers and Industrial Papers. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net.

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

In addition, a $4 million loss before taxes ($2 million after taxes) was recorded to write down the assets of Food Pack S.A. in Chile to their estimated realizable value (included in the Consumer Packaging segment).

Industry Segment Operating Profits

Industry segment operating profits of $2.1 billion in 2006 improved from both the $1.6 billion in 2005 and the $1.7 billion in 2004. The benefits of significantly higher sales price realizations ($476 million), increased sales volumes including the impact of reduced lack-of-order downtime in our U.S. containerboard, coated paperboard and uncoated papers businesses ($143 million), the favorable impacts of cost reduction initiatives, improved operating performance and a more favorable product mix ($187 million) and other items ($15 million) were partially offset by higher energy, wood and other raw material costs ($101 million), higher freight costs ($113 million), lower earnings from forestland and real estate sales ($27 million) and an impairment charge to reduce the carrying value of the fixed assets at the Saillat, France mill ($128 million).

Lack-of-order downtime in 2006 totaled approximately 155,000 tons, compared with 830,000 tons in 2005 and 70,000 tons in 2004, as the Company adjusted production in line with customer demand. The 2005 total included approximately 290,000 tons related to uncoated paper machines at our mills in Pensacola, Florida; Jay, Maine; and Bastrop, Louisiana; that were permanently closed in the fourth quarter of 2005.

Looking forward to the first quarter of 2007, we expect operating profits to be lower than in the 2006 fourth quarter, principally due to lower earnings from real estate sales. Sales volumes should be seasonally better in the quarter, and average price realizations are expected to improve as previously announced paper price increases in Europe and Brazil, and for containerboard in the U.S., are implemented. Input costs for energy, wood and chemicals will be mixed, but should average slightly higher in the first quarter. The first quarter will benefit from contributions from our recent International Paper/Sun coated paperboard joint ventures in China, and earnings from the Luiz Antonio operations in Brazil acquired during the quarter.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and uncoated bristols.

UNCOATED PAPERS: This business produces papers for use in desktop and laser copiers and digital imaging printing as well as in advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail publications. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Ballet and Rey. The mills producing uncoated papers are located in the United States, Scotland, France, Poland and Russia. These mills have uncoated paper production capacity of approximately 5.4 million tons annually.

COATED PAPERS: This business produces coated papers used in a variety of printing and publication end uses such as catalogs, direct mailings, magazines, inserts and commercial printing. Products include coated free sheet, coated groundwood and supercalendered groundwood papers. This business was sold in the third quarter of 2006.

MARKET PULP: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff and southern softwood pulp, as well as northern, southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.2 million tons.

BRAZILIAN PAPER: Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 370,000 acres of forestlands in Brazil. Our annual production capacity in Brazil is approximately 435,000 tons of uncoated papers.

Industrial Packaging

INDUSTRIAL PACKAGING: With a world-wide production capacity of about 4.9 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Over one-third of our production consists of specialty grades, such as BriteTop. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 65 U.S. container plants. In Europe, our operations include one recycled containerboard mill in France and 22 container plants in France, Italy, Spain, Turkey and Morocco. In Asia, our operations include eight container plants in China and one container plant in Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. Unbleached Kraft Papers, with an annual capacity of 405,000 tons, was sold on January 2, 2007.

Consumer Packaging

CONSUMER PACKAGING: Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.9 million tons. Mills producing coated board in Poland, Russia and China complement our U.S. capacity, uniquely positioning us to provide value-added, innovative products for global customers.

Shorewood Packaging Corporation utilizes emerging technologies in 18 facilities worldwide to produce world-class packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals. Our Foodservice business offers cups, lids, bags, food containers and plates through three domestic plants and six international facilities.

Distribution

Through xpedx, our North American merchant distribution business, we provide distribution services and products to a number of customer markets, including the commercial printer with printing papers and graphic art supplies; the building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 126 warehouse locations and 142 retail stores in the U.S. and Mexico.

Forest Products

FOREST RESOURCES: International Paper owns or manages approximately 500,000 acres of forestlands in the United States, mostly in the South. All lands are independently third-party certified under the operating standards of the Sustainable Forestry Initiative (SFITM). As part of the Company’s Transformation Plan, approximately 5.6 million acres of forestlands were sold in 2006. Our remaining forestlands are managed as a portfolio to optimize the economic value to our shareholders. Most of our portfolio represents properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

Specialty Businesses and Other

CHEMICALS: Arizona Chemical is a leading producer of specialty resins based on crude tall oil, a byproduct of the wood pulping process. These products, used in adhesives and inks, are made at 11 plants in the United States and Europe. This business is currently subject to a definitive sale agreement expected to close in the first quarter of 2007.

Products and brand designations appearing in italics are trademarks of International Paper or one of its affiliates.

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

PRINTING PAPERS net sales for 2006 decreased 3% from both 2005 and 2004 due principally to the sale of the U.S. coated papers business in August 2006. However, operating profits in 2006 were 43% higher than in 2005 and 33% higher than in 2004. Compared with 2005, earnings improved for U.S. uncoated papers, market pulp and European Papers, but this was partially offset by earnings declines in Brazilian papers. Benefits from higher average sales price realizations in the United States, Europe and Brazil ($284 million), improved manufacturing operations ($73 million), reduced lack-of-order downtime ($41 million), higher sales volumes in Europe ($23 million), and other items ($65 million) were partially offset by higher raw material and energy costs ($109 million), higher freight costs ($45 million) and an impairment charge to reduce the carrying value of the fixed assets at the Saillat, France mill ($128 million). Compared with 2004, higher earnings in 2006 in the U.S. uncoated papers, market pulp and coated papers businesses were offset by lower earnings in the European and Brazilian papers businesses. The printing papers segment took 555,000 tons of downtime in 2006, including 150,000 tons of lack-of-order downtime to align production with customer demand. This compared with 970,000 tons of total downtime in 2005, of which 520,000 tons related to lack-of-orders.

Printing Papers
In millions	2006	2005	2004
Sales	$6,930	$7,170	$7,135
Operating Profit	$677	$473	$508

U.S. UNCOATED PAPERS net sales in 2006 were $3.5 billion, compared with $3.2 billion in 2005 and $3.3 billion in 2004. Sales volumes increased in 2006 over 2005, particularly in cut-size paper and printing papers. Average sales price realizations increased significantly, reflecting benefits from price increases announced in late 2005 and early 2006. Lack-of-order downtime declined from 450,000 tons in 2005 to 40,000 tons in 2006, reflecting firm market demand and the impact of the permanent closure of three uncoated freesheet machines in 2005. Operating earnings in 2006 more than doubled compared with both 2005 and 2004. The benefits of improved average sales price realizations more than offset higher input costs for freight, wood and energy, which were all above 2005 levels. Mill operations were favorable compared with 2005 due to current-year improvements in machine performance, lower labor, chemical and energy consumption costs, as well as approximately $30 million of charges incurred in 2005 for machine shutdowns.

U.S. COATED PAPERS net sales were $920 million in 2006, $1.6 billion in 2005 and $1.4 billion in 2004. Operating profits in 2006 were 26% lower than in 2005. A small operating loss was reported for the business in 2004. This business was sold in the third quarter of 2006. During the first two quarters of 2006, sales volumes were up slightly versus 2005. Average sales price realizations for coated freesheet paper and coated groundwood paper were higher than in 2005, reflecting the impact of previously announced price increases. However, input costs for energy, wood and other raw materials increased over 2005 levels. Manufacturing operations were favorable due to higher machine efficiency and mill cost savings.

U.S. MARKET PULP sales in 2006 were $509 million, compared with $526 million and $437 million in 2005 and 2004, respectively. Sales volumes in 2006 were down from 2005 levels, primarily for paper and tissue pulp. Average sales price realizations were higher in 2006, reflecting higher average prices for fluff pulp and bleached hardwood and softwood pulp. Operating earnings increased 30% from 2005 and more than 100% from 2004 principally due to the impact of the higher average sales prices. Input costs for wood and energy were higher in 2006 than in 2005. Manufacturing operations were unfavorable, driven primarily by poor operations at our Riegelwood, North Carolina mill.

BRAZILIAN PAPER net sales for 2006 of $496 million were higher than the $465 million in 2005 and the $417 million in 2004. The sales increase in 2006 reflects higher sales volumes than in 2005, particularly for uncoated freesheet paper, and a strengthening of the Brazilian currency versus the U.S. dollar. Average sales price realizations improved in 2006, primarily for uncoated freesheet paper and wood chips. Despite higher net sales, operating profits for 2006 of $122 million were down from $134 million in 2005 and $166 million in 2004, due principally to incremental costs associated with an extended mill outage in Mogi Guacu to convert to an elemental-chlorine-free bleaching process, to rebuild the primary recovery boiler, and for other environmental upgrades.

EUROPEAN PAPERS net sales in 2006 were $1.5 billion, compared with $1.4 billion in 2005 and $1.5 billion in 2004. Sales volumes in 2006 were higher than in 2005 at our Eastern European mills due to stronger market demand. Average sales price realizations increased in 2006 in both Eastern and Western European markets. Operating earnings in 2006 rose 20% from 2005, but were 15% below 2004 levels. The improvement in 2006 compared with 2005 reflects the contribution from higher net sales, partially offset by higher input costs for energy, wood and freight.

Entering 2007, earnings in the first quarter are expected to improve compared with the 2006 fourth quarter due primarily to reduced manufacturing costs reflecting the completion of the mill optimization project in Brazil in the fourth quarter. Sales volumes are expected to be seasonally better in the U.S. uncoated paper and market pulp businesses, but seasonally weaker in the Russian paper business. Average sales price realizations should improve as we continue to implement previously announced price increases in Europe and Brazil, although U.S. average price realizations are expected to remain flat. Wood costs are anticipated to be higher due to supply difficulties in the winter months, and energy costs will be mixed. The first-quarter 2007 acquisition of the Luiz Antonio mill in Brazil will provide incremental earnings. During 2007, the Pensacola, Florida mill will be converted to produce containerboard, reducing future U.S. production capacity for uncoated freesheet paper.

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

INDUSTRIAL PACKAGING net sales for 2006 increased 6% compared with 2005 and 8% compared with 2004. Operating profits in 2006 were 82% higher than in 2005 and 7% higher than in 2004. Benefits from improved price realizations ($156 million), sales volume increases ($29 million), a more favorable mix ($21 million), reduced market related downtime ($25 million) and strong mill performance ($43 million) were partially offset by the effects of higher raw material costs ($12 million), higher freight costs ($48 million), higher converting operations costs ($21 million) and other costs ($26 million). In addition, a gain of $13 million was recognized in 2006 related to a sale of property in Spain. The segment took 135,000 tons of downtime in 2006, none of which was market-related, compared with 370,000 tons of downtime in 2005, which included 230,000 tons of lack-of-order downtime.

Industrial Packaging
In millions	2006	2005	2004
Sales	$4,925	$4,625	$4,545
Operating Profit	$399	$219	$373

U.S. CONTAINERBOARD net sales for 2006 were $955 million, compared with $895 million in 2005 and $950 million for 2004. Average sales price realizations in the first quarter of 2006 began the year below first-quarter 2005 levels, but improved significantly during the second quarter and were higher than in 2005 for the remainder of the year. Sales volumes were higher throughout 2006. Operating profits in 2006 were more than double 2005 levels, and 68% higher than in 2004. The favorable impacts of the higher average sales price realizations, higher sales volumes, reduced lack-of-order downtime and strong mill performance were only partially offset by higher input costs for freight, chemicals and energy.

U.S. CONVERTING OPERATIONS net sales totaled $2.8 billion in 2006, $2.6 billion in 2005 and $2.3 billion in 2004. Sales volumes throughout the year in 2006 were above 2005 levels, reflecting solid market demand for boxes and packaging solutions. In the first two quarters of 2006, margins were favorable compared with the prior year as average sales prices outpaced containerboard cost increases, but average margins began to decline in the third quarter as containerboard increases outpaced the increase in box prices. Operating profits in 2006 decreased 72% from 2005 and 86% from 2004 levels, primarily due to higher distribution, utility and raw material costs, and inventory adjustment charges.

EUROPEAN CONTAINER net sales for 2006 were $1.0 billion, compared with $883 million in 2005 and $865 million in 2004. The increase was principally due to contributions from the Moroccan box plants acquired in the fourth quarter of 2005, although sales volumes for the rest of the business were also slightly higher. Operating profits in 2006 were up 31% compared with 2005 and 6% compared with 2004. This increase included a $13 million gain on the sale of property in Spain as well as the increased contributions from the Moroccan acquisition, partially offset by higher energy costs.

INTERNATIONAL PAPER DISTRIBUTION LIMITED, our Asian box and containerboard business, had net sales for 2006 of $182 million. In 2005, net sales were $104 million subsequent to International Paper’s acquisition of a majority interest in August 2005. This business generated a small operating profit in 2006, compared with a small loss in 2005.

Earnings for the first quarter of 2007 are expected to be lower than in the fourth quarter of 2006. Containerboard export sales volumes are expected to decline due to scheduled first-quarter maintenance outages. Sales volumes for U.S. converted products will be higher due to more shipping days, but expected softer demand should cause the shipments per day to decrease. Average sales price realizations are expected to be comparable to fourth-quarter averages. An additional containerboard price increase was announced in January that is expected to be fully realized in the second quarter. Costs for wood, energy, starch, adhesives and freight are expected to increase. Manufacturing costs will be higher due to costs associated with scheduled maintenance outages in the containerboard mills. European Container operating results are expected to improve as seasonally higher sales volumes and improved margins more than offset slightly higher manufacturing costs.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, manufacturing efficiency and product mix.

CONSUMER PACKAGING net sales increased 9% compared with 2005 and 7% compared with 2004. Operating profits rose 8% from 2005, but declined 15% from 2004 levels. Compared with 2005, higher sales volumes ($9 million), improved average sales price realizations ($33 million), reduced lack-of-order downtime ($18 million), and favorable mill operations ($25 million) were partially offset by higher raw material costs ($19 million) and freight costs ($21 million), unfavorable mix ($14 million) and other costs ($21 million).

Consumer Packaging
In millions	2006	2005	2004
Sales	$2,455	$2,245	$2,295
Operating Profit	$131	$121	$155

COATED PAPERBOARD net sales of $1.5 billion in 2006 were higher than $1.3 billion in 2005 and $1.1 billion in 2004. Sales volumes increased in 2006 compared with 2005, particularly in the folding carton board segment, reflecting improved demand for coated paperboard products. In 2006, our coated paperboard mills took 4,000 tons of lack-of-order downtime, compared with 82,000 tons of lack-of-order downtime in 2005. Average sales price realizations were substantially improved in the current year, principally for folding carton board and cupstock board. Operating profits were 51% higher in 2006 than in 2005, and 7% better than in 2004. The impact of the higher sales prices along with more favorable manufacturing operations due to strong performance at the mills more than offset higher input costs for energy and freight.

FOODSERVICE net sales declined to $396 million in 2006, compared with $437 million in 2005 and $480 million in 2004, due principally to the sale of the Jackson, Tennessee plant in July 2005. Sales volumes were lower in 2006 than in 2005, although average sales prices were higher due to the realization of price increases implemented during 2005. Operating profits for 2006 improved over 2005 and 2004 levels largely due to the benefits from higher sales prices. Raw material costs for bleached board were higher than in 2005, but manufacturing costs were more favorable due to increased productivity and reduced waste.

SHOREWOOD net sales of $670 million were down from $691 million in 2005 and $687 million in 2004. Sales volumes in 2006 were down from 2005 levels due to weak demand in the home entertainment and consumer products markets, although demand was strong in the tobacco segment. Average sales prices for the year were lower than in 2005. Operating profits were down significantly from both 2005 and 2004 due to the decline in sales, particularly in the higher margin home entertainment markets, higher raw material costs for bleached board and certain inventory adjustment costs.

Entering 2007, coated paperboard first-quarter sales volumes are expected to be seasonally stronger than in the fourth quarter 2006 for folding carton board and bristols. Average sales price realizations are expected to rise with a price increase announced in January. It is anticipated that manufacturing costs will improve versus an unfavorable fourth quarter. Foodservice earnings for the first quarter of 2007 are expected to decline due to seasonally weaker volume. However, sales price realizations will be slightly higher, and the seasonal switch to hot cup containers will have a favorable impact on product mix. Shorewood sales volumes for the first quarter of 2007 are expected to seasonally decline, but the earnings impact will be partially offset by pricing improvements and an improved product mix.

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

Distribution
In millions	2006	2005	2004
Sales	$6,785	$6,380	$6,065
Operating Profit	$128	$84	$87

DISTRIBUTION 2006 net sales increased 6% from 2005 and 12% from 2004. Operating profits in 2006 were 52% higher than in 2005 and 47% higher than in 2004. Sales volumes rose for all segments, but were particularly strong for packaging and facility supplies. Average sales prices also increased in all segments. The improvement in operating results reflects the higher revenues and improvements in operating expenses resulting from facility realignments and cost reduction actions begun in the second half of 2005 designed to increase the ongoing efficiency of the xpedx distribution system.

Looking ahead to the first quarter of 2007, earnings are expected to be comparable to strong 2006 fourth- quarter results. Sales volumes should experience a slight seasonal decline, but operating expense improvements should lead to comparable operating profits.

Forest Products

Forest Products currently manages approximately 500,000 acres of forestlands in the United States. Forest Resources operating results have historically been largely driven by demand and pricing for softwood sawtimber, and to a lesser extent for softwood pulpwood, by the volume of merchantable timber harvested from Company forestlands, and by demand and pricing for specific forestland tracts offered for sale. With the significant decline in forestlands acreage in 2006, future operations will primarily consist of retail forestland and real estate sales.

Forest Products
In millions	2006	2005	2004
Sales	$765	$995	$875
Operating Profit:
Forest Resources -
Sales of Forestlands	$447	$400	$315
Havest & Recreational Income	222	269	281
Forestland Expenses	(115)	(146)	(178)
Real Estate Operations	124	198	124
Operating Profit	$678	$721	$542

FOREST RESOURCES sales in 2006 decreased 23% from 2005 and 13% from 2004. Operating profits were down 6% from 2005, but were up 25% from 2004. As part of the Company’s announced Transformation Plan, 5.6 million acres of forestland were sold in 2006, primarily in the fourth quarter, resulting in a significant decline in forestland acreage. The Company intends to focus future operations on maximizing proceeds from the sale of the remaining forestlands.

Operating profits from stumpage sales and recreational income were $222 million in 2006, compared with $269 million in 2005 and $281 million in 2004, reflecting the significant reduction in acreage in the fourth quarter. Operating profits from forestland sales were $447 million in 2006, compared with $400 million in 2005 and $315 million in 2004. Operating expenses decreased to $115 million from $146 million in 2005 and $178 million in 2004, reflecting the continuing effects of restructuring efforts and cost reduction initiatives. Operating profits for the Real Estate division, which principally sells higher-and-better-use properties, were $124 million, $198 million and $124 million in 2006, 2005 and 2004, respectively.

Looking forward to 2007, operating results will be significantly impacted by the forestlands sold in 2006. Earnings from harvest and recreation income will no longer be significant contributors to business operating results, while expenses should also decline significantly reflecting the reduced level of operations. Operating earnings will primarily consist of retail forestland and real estate sales of remaining acreage.

Specialty Businesses and Other

The Specialty Businesses and Other segment includes the results of the Arizona Chemical business and certain divested businesses whose results are included in this segment for periods prior to their sale or closure.

This segment’s 2006 net sales increased 2% from 2005, but declined 17% from 2004. Operating profits in 2006 were up substantially from both 2005 and 2004. The decline in sales compared with 2004 principally reflects declining contributions from businesses sold or closed.

Specialty Businesses and Other
In millions	2006	2005	2004
Sales	$935	$915	$1,120
Operating Profit	$61	$4	$38

ARIZONA CHEMICAL sales were $769 million in 2006, compared with $692 million in 2005 and $672 million in 2004. Sales volumes declined in 2006 compared with 2005, but average sales price realizations in 2006 were higher in both the United States and Europe. Operating earnings in 2006 were significantly higher than in 2005 and more than 49% higher than in 2004. The increase over 2005 reflects the impact of the higher average sales price realizations and lower manufacturing costs, partially offset by higher prices for crude tall oil (CTO). Earnings for 2005 also included a $13 million charge related to a plant shutdown in Norway.

Other businesses in this operating segment include operations that have been sold, closed or held for sale, primarily the Polyrey business in France and, in prior years, the European Distribution business. Sales for these businesses were approximately $166 million in 2006, compared with $223 million in 2005 and $448 million in 2004.

In December 2006, the Company entered into a definitive agreement to sell the Arizona Chemical business, expected to close in the first quarter of 2007.

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

As part of the continuing focus on improving our return on investment, we have focused our capital spending on improving our key paper and packaging businesses both globally and in North America. Spending levels have been kept below the level of depreciation and amortization charges for each of the last three years, and we anticipate spending will again be slightly below depreciation and amortization in 2007.

Financing activities in 2006 have been focused on the Transformation Plan objective of strengthening the balance sheet through repayment of debt, resulting in a net reduction in 2006 of $5.2 billion following a $1.7 billion net reduction in 2005. Additionally, we made a $1.0 billion voluntary cash contribution to our U.S. qualified pension plan in December 2006 to begin satisfying projected long-term funding requirements and to lower future pension expense. Our liquidity position continues to be strong, with approximately $3.0 billion of committed liquidity to cover future short-term cash flow requirements not met by operating cash flows.

Management believes it is important for International Paper to maintain an investment-grade credit rating to facilitate access to capital markets on favorable terms. At December 31, 2006, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) from Standard & Poor’s and Moody’s Investor Services, respectively.

Cash Provided by Operations

Cash provided by continuing operations totaled $1.0 billion for 2006, compared with $1.2 billion for 2005 and $1.7 billion in 2004. The 2006 amount is net of a $1.0 billion voluntary cash pension plan contribution made in the fourth quarter of 2006. The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash items and excluding the pension contribution, increased by $584 million in 2006 versus 2005. This compared with a decline of $63 million for 2005 over 2004.

International Paper’s investments in accounts receivable and inventory less accounts payable and accrued liabilities, totaled $997 million at December 31, 2006. Cash used for these working capital components increased by $354 million in 2006, compared with a $558 million increase in 2005 and a $117 million increase in 2004. The increase in 2006 was principally due to decreases in accounts payable and accrued liabilities.

Investment Activities

Investment activities in 2006 included $1.8 billion of net cash proceeds received from divestitures, $1.6 billion of net cash proceeds received from the sale of U.S. forestlands under the Company’s Transformation Plan, and $1.1 billion of deposits made to pre-fund project development costs for a pulp mill project in Brazil.

Capital spending from continuing operations was $1.0 billion in 2006, or 87% of depreciation and amortization, comparable to $992 million, or 78% of depreciation and amortization in 2005, and $925 million, or 73% of depreciation and amortization in 2004.

The following table presents capital spending from continuing operations by each of our business segments for the years ended December 31, 2006, 2005 and 2004.

In millions	2006	2005	2004
Printing Papers	$537	$592	$453
Industrial Packaging	257	180	161
Consumer Packaging	116	126	198
Distribution	6	9	5
Forest Products	72	66	76
Subtotal	988	973	893
Corporate and other	21	19	32
Total from continuing operations	$1,009	$992	$925

We expect capital expenditures in 2007 to be about $1.2 billion, or about equal to estimated depreciation and amortization. We will continue to focus our future capital spending on improving our key platform businesses in North America and on investments in geographic areas with strong growth opportunities.

Acquisitions

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, Shandong International Paper & Sun Coated Paperboard Co., Ltd., for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine, expected to be completed in the first quarter of 2009. The operating results of these consolidated joint ventures did not have a material effect on the Company’s 2006 consolidated results of operations.

On July 1, 2004, International Paper completed the acquisition of all of the outstanding common and preferred stock of Box USA Holdings, Inc. (Box USA) for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA’s controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, approximately $193 million of which was repaid by July 31, 2004. The operating results of Box USA are included in the accompanying consolidated financial statements from that date.

Other Acquisitions

In October 2005, International Paper acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, for approximately $80 million in cash plus assumed debt of approximately $40 million.

In 2001, International Paper and Carter Holt Harvey Limited (CHH) had each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). IPPM is a Hong Kong-based distribution and packaging company with operations in China and other Asian countries. On August 1, 2005, pursuant to an existing agreement, International Paper purchased a 50% third-party interest in IPPM (now renamed International Paper Distribution Limited) for $46 million to facilitate possible further growth in Asia. Finally, in May 2006, the Company purchased the remaining 25% from CHH interest for $21 million.

Each of the above acquisitions was accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statement of operations from the dates of acquisition.

Financing Activities

2006: Financing activities during 2006 included debt issuances of $223 million and retirements of $5.4 billion, for a net debt reduction of $5.2 billion.

In December 2006, International Paper used proceeds of $2.2 billion to retire notes with interest rates ranging from 3.8% to 10.0% and original maturities from 2008 to 2029. Also in the fourth quarter of 2006, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, repaid $343 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayments of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third-party commercial paper issued under the Company’s receivables securitization program. At December 31, 2006, International Paper had repaid all of the commercial paper borrowed under this program.

In February 2006, International Paper repurchased $195 million of 6.4% debentures with an original maturity date of February 2026. Other reductions in the first quarter of 2006 included early payment of approximately $495 million of notes with coupon rates ranging from 4.0% to 8.875% and original maturities from 2007 to 2029.

International Paper utilizes interest rate swaps to change the mix between fixed and variable rate debt and to manage interest expense. At December 31, 2006, International Paper had interest rate swaps with a total notional amount of $2.2 billion with maturities ranging from one to 10 years. In 2006, these swaps increased the weighted average cost of debt from 6.05% to an effective rate of 6.18%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 4.95%.

Other financing activity in 2006 included the repurchase of 39.7 million shares of International

Paper common stock for approximately $1.4 billion, and the issuance of 2.8 million shares under various incentive plans, including stock option exercises that generated $32 million of cash.

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

Other financing activity in 2005 included the repatriation of $900 million of cash in the fourth quarter and $1.2 billion of cash in the second quarter from certain of International Paper’s foreign subsidiaries, and the issuance of approximately 3.0 million common shares under various incentive plans, including stock option exercises that generated $23 million of cash.

2004: Financing activities during 2004 included debt issuances of $2.5 billion and retirements of $4.2 billion, including repayments of $193 million of debt assumed in the Box USA acquisition in July, and approximately $340 million of debt that was reclassified from Minority interest in 2004 prior to repayment. Excluding these repayments, the net reduction in debt during 2004 was approximately $1.0 billion.

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

Also in August 2004, an International Paper wholly- owned subsidiary issued 500 million euro-denominated long-term debt (equivalent to approximately $619 million at issuance) with an initial interest rate of EURIBOR plus 55 basis points and a maturity in August 2009.

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

In January 2004, approximately $1.0 billion of debt with an 8.05% blended coupon rate was retired, including all of the outstanding $805 million principal amount of International Paper Capital Trust III 7.875% preferred securities, using the proceeds from the two December 2003 issuances of $500 million each of notes.

In addition to the preceding repayments, various other International Paper borrowings totaling approximately $1.0 billion were repaid in 2004.

Other financing activity in 2004 included the issuance of approximately 3.6 million treasury shares and 2.3 million common shares under various incentive plans, including stock option exercises that generated $164 million of cash.

Dividend payments totaled $485 million in 2006, $490 million in 2005 and $485 million in 2004. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

Common shareholders’ equity decreased by $388 million during 2006, principally reflecting repurchases of common stock ($1.4 billion) and payments of dividends ($485 million), partially offset by net earnings for the year ($1.1 billion) and the change in cumulative foreign currency translation adjustment ($220 million).

Cash and temporary investments totaled $1.6 billion at both December 31, 2006 and 2005.

Off-Balance Sheet Variable Interest Entities

During 2006 in connection with the sale of approximately 5.6 million acres of forestlands under the Company’s Transformation Plan, the Company exchanged installment notes totaling approximately $4.8 billion and approximately $400 million of International Paper promissory notes for interests in entities formed to monetize the notes. International Paper determined that it was not the primary beneficiary of these entities, and therefore its investments should be accounted for under the equity method of accounting. During 2006, these entities acquired an additional $4.8 billion of International Paper debt securities for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by these entities at December 31, 2006. Since International Paper has, and intends to affect, a legal right to offset its obligations under these debt instruments with its investments in the entities, International Paper has offset $5.0 billion of interest in the entities against $5.0 billion of International Paper debt obligations held by the entities.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from sales of forestlands in 2002 and 2001.

See Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of these transactions.

Capital Resources Outlook for 2007

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2007 through current cash balances and cash from operations and divestiture proceeds, supplemented as required by its various existing credit facilities. International Paper has approximately $3.0 billion of committed liquidity, which we believe is adequate to cover expected operating cash flow variability during our industry’s economic cycles. In March 2006, International Paper replaced its maturing $750 million revolving bank credit agreement with a 364-day $500 million fully committed revolving bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion revolving bank credit agreement with a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. In addition, in October 2006, the Company amended its existing receivables securitization program that provides for up to $1.2 billion of commercial paper-based financings with a facility fee of 0.20% and an expiration date in November 2007, to provide up to $1.0 billion of available commercial paper-based financings with a facility fee of 0.10% and an expiration date of October 2009. At December 31, 2006, there were no borrowings under either of the bank credit agreements or the receivables securitization program.

Additionally, International Paper Investments (Luxembourg) S.ar.l., a wholly-owned subsidiary of International Paper, has a $100 million bank credit agreement maturing in December 2007, with $40 million in borrowings outstanding as of December 31, 2006.

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

The Company was in compliance with all its debt covenants at December 31, 2006. Principal financial covenants include maintenance of a minimum net worth, defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock, plus any goodwill impairment charges, of $9 billion; and a maximum total debt to capital ratio, defined as total debt divided by total debt plus net worth, of 60%.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. In the third quarter of 2006, Standard & Poor’s reaffirmed the Company’s long-term credit rating of BBB, revised its ratings outlook from negative to stable, and upgraded its short-term credit rating from A-3 to A-2. At December 31, 2006, the Company also held long-term credit ratings of Baa3 (stable outlook) and a short-term credit rating of P-3 from Moody’s Investor Services.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2006, were as follows:

In millions	2007	2008	2009	2010	2011	Thereafter
Total debt (a)	$692	$129	$1,143	$1,198	$381	$3,680
Lease obligations (b)	144	117	94	74	60	110
Purchase obligations (c,d)	2,329	462	362	352	323	1,794
Total	$3,165	$708	$1,599	$1,624	$764	$5,584

(a)	Total debt includes scheduled principal payments only.
(b)

Included in these amounts are $76 million of lease obligations related to discontinued operations and businesses held for sale that are due as follows: 2007 - $23 million; 2008 - $19 million; 2009 - $15 million; 2010 - $7 million; 2011 - $5 million; and thereafter - $7 million.

(c)

Included in these amounts are $1.3 billion of purchase obligations related to discontinued operations and businesses held for sale that are due as follows: 2007 - $335 million; 2008 - $199 million; 2009 - $157 million; 2010 - $143 million; 2011 - $141 million; and thereafter - $331 million.

(d)	Includes $2.2 billion relating to fiber supply agreements entered into at the time of the Transformation Plan forestland sales.

TRANSFORMATION PLAN

In July 2005, the Company had announced a plan to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The Plan’s other elements include exploring strategic options for other businesses, including possible sale or spin-off, returning value to shareholders, strengthening the balance sheet, selective reinvestment to strengthen the paper and packaging businesses both globally and in North America, and on improving existing business profitability by targeting an objective of $1.2 billion of non-price improvements over a three-year period.

International Paper had indicated that after-tax proceeds from announced and possible future divestitures, plus additional free cash flow generated from operations, would be used as follows:

•	Up to $3 billion to return value to shareholders,

•	$6 to $7 billion to strengthen the balance sheet through debt repayment and possible voluntary cash contributions to its U.S. pension plan,

•

A range of $2 to $4 billion for selective reinvestment, including possible uncoated papers and packaging options in Brazil and North America, uncoated papers or packaging opportunities in China, and expanded pulp, paper and packaging operations in Russia in addition to current operations at Svetogorsk.

In the third quarter of 2005, the Company completed the sale of its 50.5% interest in Carter Holt Harvey Limited for $1.1 billion in proceeds. In the third quarter of 2006, the Company completed the sales of its U.S. Coated and Supercalendered Papers business for approximately $1.4 billion and its Brazilian Coated Papers business for approximately $420 million. Also during 2006, approximately 5.6 million acres of U.S. forestlands were sold in a series of transactions yielding approximately $6.6 billion of proceeds. Additionally during 2006, the Company announced definitive agreements for the sales of its Kraft Papers business for approximately $155 million, its Beverage Packaging business for approximately $500 million, its Arizona Chemical business for approximately $485 million, and the majority of its Wood Products business in two separate transactions totaling approximately $560 million. The sales of the Kraft Papers business and the North American portion of the Beverage Packaging business were subsequently completed in January 2007. Total estimated proceeds from these transactions are approximately $11.3 billion.

As part of the use of Transformation Plan proceeds to return value to shareholders, during the 2006 third quarter, the Company purchased through a modified “Dutch Auction” tender offer, 38,465,260 shares (or approximately 6%) of its common stock at a price of

$36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. Additionally, the Company purchased an additional 1,220,558 shares of its common stock in the open market in December 2006 at an average price of $33.84 per share, plus costs to acquire the shares, for a total cost of approximately $41 million. Following the completion of these share repurchases, International Paper had approximately 454 million shares of common stock outstanding.

To help strengthen the balance sheet, the Company has reduced long-term debt by approximately $6.2 billion since the plan was announced, including $1.0 billion in 2005 and $5.2 billion during 2006. In addition, the Company made a $1.0 billion voluntary contribution to its U.S. qualified pension fund in December 2006 to begin satisfying projected long-term funding requirements and to lower future pension expense. As a result of this contribution, the pension fund is now approximately 94% funded.

As part of its selective reinvestment plan, the Company has identified opportunities totaling approximately $2.0 billion, including:

•

$110 million of investments in the fourth quarter of 2006 to acquire 50% interests in two joint ventures with Sun Cartonboard Co., Ltd. in a coated board production facility in Yanzhou City, China, and a joint venture to construct an additional coated paperboard machine, targeted to be completed in 2009,

•

an agreement to exchange pulp and paper assets with Votorantim Celulose e Paper S.A. (VCP) in Brazil, including approximately $1.1 billion of pre-funded project development costs and forestlands, for VCP’s Luiz Antonio uncoated paper and pulp mill and forestlands,

•	a planned new uncoated free sheet paper machine in Brazil, with an estimated cost of $290 million, and

•

a potential investment of approximately $400 million in 2007 in a 50-50 joint venture for the operation of four pulp and paper mills and other associated operations in the European and Siberian regions of Russia, subject to the completion of due diligence, receipt of regulatory approvals and the approvals of the respective boards of directors.

Finally, during 2006 in the initial year of the three-year period, the Company realized $330 million of non-price improvements to enhance existing business profitability, representing solid progress against the $1.2 billion three-year objective.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS Nos. 132 and 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and SFAS No. 109, “Accounting for Income Taxes.” The following is a discussion of the impact of these accounting policies on International Paper:

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

INCOME TAXES. International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that the deduction of an item is supportable for income tax purposes, the item is deducted in its income tax returns. However, where treatment of an item is uncertain, tax accruals are recorded based upon the expected most probable outcome taking into consideration the specific tax regulations and facts of each matter, the results of historical negotiated settlements, and the results of consultations with outside specialists. These accruals are recorded in the accompanying consolidated balance sheet in Other liabilities. Changes to the reserves are only made when an identifiable event occurs that changes the probable outcome, such as settlement with relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws or a recent court case that addresses the matter.

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

Benefit obligations and fair values of plan assets as of December 31, 2006, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,910	$8,366
U.S. nonqualified pension	327	–
U.S. postretirement	624	–
Non-U.S. pension	248	179
Non-U.S. postretirement	17	–

The table below shows the assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2007	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.75%
Rate of compensation increase	3.75%	3.25%	3.25%	3.25%

Additionally, the health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2007	2006	2005
Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2012	2011	2010

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

The expected long-term rate of return on plan assets reflects projected returns for an investment mix determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2007 pension expense by approximately $19 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $27 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $2 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2006	14.9%	2001	(2.4)%
2005	11.7%	2000	(1.4)%
2004	14.1%	1999	21.4%
2003	26.0%	1998	10.0%
2002	(6.7)%	1997	17.2%

The following chart, prepared by International Paper, illustrates the quarterly performance ranking of our pension fund investments compared with over 300 other corporate and public pension funds. The peer group, of which International Paper is one, is the “State Street Corporate and Public Master Trusts Universe.” For the last five years, International Paper’s pension fund performance has averaged in the top 75% of this peer group.

SFAS No. 87, “Employers’ Accounting for Pensions,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost over the next fiscal year are $186 million and $20 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans were as follows:

In millions	2006	2005	2004	2003	2002
Pension expense (income)
U.S. plans (non-cash)	$377	$243	$111	$60	$(75)
Non-U.S. plans	17	15	15	12	9
Postretirement expense
U.S. plans	7	20	53	55	59
Non-U.S. plans	3	3	2	2	2
Net expense (income)	$404	$281	$181	$129	$(5)

The increases in 2006 and 2005 U.S. pension expense were principally due to a change in the mortality assumption to use the Retirement Protection Act 2000 Tables beginning in 2006, increases in the amortization of unrecognized actuarial losses over a shorter average remaining service period, and reductions in the discount rate.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2006, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2008 (a)	2007 (a)
Pension expense
U.S. plans (non-cash)	$125	$195
Non-U.S. plans	6	6
Postretirement expense
U.S. plans	18	14
Non-U.S. plans	2	3
Net expense	$151	$218

(a) Based on 12/31/06 assumptions.

The Company estimates that it will record net pension expense of approximately $195 million for its U.S. defined benefit plans in 2007, with the decrease from expense of $377 million in 2006 principally reflecting earnings on the $1.0 billion of voluntary contributions discussed below, lower amortization of prior service costs and actuarial losses, and an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006. The estimated pension expense for our non-U.S. plans is $6 million. Net postretirement benefit costs in 2007 will increase primarily reflecting the acceleration of prior service cost credits into a one-time gain taken in 2006 as a result of multiple divestitures and several plan amendments.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2006 totaled approximately $8.4 billion, consisting of approximately 57% equity securities, 34% fixed income securities, and 9% real estate and other assets. Plan assets included approximately $430,000 of International Paper common stock.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in the fourth quarter of 2006, and does not expect to make any contributions in 2007. The nonqualified plan is only funded to the extent of benefits paid, which are expected to be $41 million in 2007.

ACCOUNTING FOR STOCK OPTIONS. International Paper adopted the provisions of SFAS No. 123(R), “Share-Based Payment” to account for stock options in the first quarter of 2006 using the modified prospective method. Under this method, expense for stock options is recorded over the related service period based on the grant-date fair market value. Had SFAS No. 123(R) been applied in 2005 and 2004, additional expense of $57 million in 2005 and $38 million in 2004 would have been recorded.

During each reporting period, diluted earnings per share is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

At December 31, 2006, 36.0 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share. At December 31, 2005, 41.6 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share.

INCOME TAXES

Before minority interest and discontinued operations, the Company’s effective income tax rates were 59%, (142)% and 30% for 2006, 2005 and 2004, respectively. These effective tax rates include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2006 was 29% of pre-tax earnings compared with 20% in 2005 and 19% in 2004. The increase in the rate in 2006 reflects a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2007 effective income tax rate will be 30-32% based on expected earnings and business conditions, which are subject to change.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. The Company adopted the provisions of this standard as of December 31, 2006, recording an additional liability of $492 million and an after-tax charge to Other comprehensive income of $350 million for its defined benefit and postretirement benefit plans.

FAIR VALUE MEASUREMENTS. In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE ACTIVITIES. In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which permits the application of three alternative methods of accounting for planned major maintenance activities: the direct expense, built-in-overhaul, and deferral methods. The FSP is effective for the first fiscal year beginning after December 15, 2006. International Paper will adopt the direct expense method of accounting for these costs in 2007 with no impact on its annual consolidated financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expands income tax disclosure requirements. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. International Paper will apply the provisions of this interpretation beginning in the first quarter of 2007, and currently estimates that the cumulative effect of its initial application on beginning of the year retained earnings will be a charge of approximately $75 million, which is subject to revision as management completes its analysis.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. International Paper believes that the adoption of SFAS No. 155 in 2007 will not have a material impact on its consolidated financial statements.

ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the statement.

ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, refers to the fact that a legal obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. International Paper adopted the provisions of this interpretation in the fourth quarter of 2005 with no material effect on its consolidated financial statements.

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

IMPLICIT VARIABLE INTERESTS. In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper applied the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material effect on its consolidated financial statements.

ACCOUNTING FOR INCOME TAXES. In December 2004, the FASB issued FSP Financial Accounting Standards 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated. In 2005, International Paper repatriated $2.1 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. International Paper recorded income tax expenses associated with these cash repatriations totaling approximately $142 million for the year ended December 31, 2005.

SHARE-BASED PAYMENT TRANSACTIONS. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. International Paper adopted SFAS No. 123(R) in the first quarter of 2006 with no material effect on its consolidated financial statements.

EXCHANGES OF NONMONETARY ASSETS. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” that replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. International Paper applied the provisions of SFAS No. 153 prospectively in the first quarter of 2006, with no material effect on its consolidated financial statements.

INVENTORY COSTS. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges. This statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. International Paper adopted SFAS No. 151 in the first quarter of 2006, with no material impact on its consolidated financial statements.

ACCOUNTING FOR MEDICARE BENEFITS. In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting and required disclosures for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. International Paper adopted FSP FAS 106-2 prospectively in the third quarter of 2004.

LEGAL PROCEEDINGS

Environmental Matters

International Paper is subject to extensive federal and state environmental regulations as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $161 million was spent in 2006 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $35 million in 2007 for similar capital projects, including the costs to comply with the Environmental Protection Agency’s (EPA) Cluster Rule and Industrial Boiler MACT regulations. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2008 is approximately $27 million, and during the year 2009 is approximately $30 million. This reduced capital forecast for 2007, 2008 and 2009 reflects the reduction in Cluster Rule spending and completion of significant environmental improvement projects in Brazil, which accounted for $65 million and $57 million of the 2006 spending, respectively.

On April 15, 1998, the EPA issued final Cluster Rule regulations that established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by 2007. The projected costs included in our spending estimate related to the Cluster Rule regulations for the year 2007 are $6 million. The projected costs associated with Industrial Boiler MACT regulations, that were issued by the EPA on September 30, 2006 are $6 million.

The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost requirements to our expenditure forecast.

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to cleanup of hazardous substances and on presently available information, International Paper believes that its liability is not likely to be significant at 41 such sites and that its liability at 46 sites is likely to be significant, but not material to International Paper’s consolidated financial statements. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these 87 matters is approximately $40 million.

In addition to the above proceedings, other remediation costs, typically associated with the cleanup of hazardous substances at International Paper’s current or former facilities, are recorded as liabilities in the balance sheet and totaled approximately $49 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements.

As of February 2007, there were no other pending judicial proceedings brought by government authorities against International Paper for alleged violations of applicable environmental laws or regulations.

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

Litigation

We routinely assess the likelihood of any adverse judgments or outcomes of our litigation matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is based largely on those assessments. Ultimately, however, the determination of any reserve balance is based on good faith estimates and judgments which, given the unpredictable nature of litigation, could prove to be inaccurate. As a result, the reserve amounts in any given matter may change at any time in the future due to new unexpected developments. Analysis of our significant litigation activity is discussed below, and further details of these and other litigation matters are discussed in Note 10 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Antitrust Matters

In recent years, several antitrust class action lawsuits were filed against companies in our industry. The Company was named as a defendant in some of those lawsuits, but has reached favorable settlements after protracted litigation.

Current management has a strong commitment to antitrust compliance. This is evidenced by the Company’s adoption of a Code of Business Ethics which applies to employees and executives alike, and robust systems to ensure compliance with antitrust laws, regulations and our own policies. We place a very high priority on training our employees on current antitrust laws around the world and proper conduct under those laws. In this effort, we employ both live and on-line training programs, and distribute the Company’s Antitrust Compliance Manual. In addition, the Company has a toll-free hotline which enables employees to make anonymous reports about suspected violation of law or Company policy. This reporting system is also available to the general public with access information publicized on our Internet site. We believe that these efforts, together with strong leadership about the importance of compliance, will minimize the Company’s exposure in this area.

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

FOREIGN CURRENCY EFFECTS

International Paper has operations in a number of countries. Its operations in those countries export to, and compete with imports from, other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitive -

ness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Brazilian real, the Polish zloty and the Russian ruble.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2006 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was immaterial.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s optimal capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement the optimal capital structure. At December 31, 2006 and 2005, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $3.8 billion and $8.6 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $133 million and $326 million at December 31, 2006 and 2005, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. At December 31, 2006, the net fair value of such outstanding energy hedge contracts was approximately a $12 million liability. At December 31, 2005, the net fair value of such outstanding energy hedge contracts was immaterial. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $10 million for December 31, 2006.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2006 and 2005, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $95 million asset and a $211 million liability, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $43 million and $20 million at December 31, 2006 and 2005, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 42, and under Item 8. Financial Statements and Supplementary Data in Note 13 of the Notes to Consolidated Financial Statements on pages 77 through 79.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

International Paper’s industry segments, Printing Papers, Industrial Packaging, Consumer Packaging, Distribution, Forest Products and Specialty Businesses and Other, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

For management purposes, International Paper reports the operating performance of each business based on earnings before interest and income taxes (“EBIT”) excluding special and extraordinary items, gains or losses on sales of businesses and cumulative effects of accounting changes. Intersegment sales and transfers are recorded at current market prices.

External Sales by Major Product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined by the management approach and include intersegment sales.

Prior-year industry segment information has been restated to conform to the 2006 management structure and to reflect the Kraft Papers, Brazilian Coated Papers, Beverage Packaging, Wood Products, Carter Holt Harvey Limited and Weldwood of Canada Limited businesses as discontinued operations.

INFORMATION BY INDUSTRY SEGMENT

NET SALES

In millions	2006	2005	2004
Printing Papers	$6,930	$7,170	$7,135
Industrial Packaging	4,925	4,625	4,545
Consumer Packaging	2,455	2,245	2,295
Distribution	6,785	6,380	6,065
Forest Products	765	995	875
Specialty Businesses and Other (a)	935	915	1,120
Corporate and Intersegment Sales	(800)	(630)	(1,314)
Net Sales	$21,995	$21,700	$20,721

OPERATING PROFIT

In millions	2006	2005	2004
Printing Papers	$677	$473	$508
Industrial Packaging	399	219	373
Consumer Packaging	131	121	155
Distribution	128	84	87
Forest Products	678	721	542
Specialty Businesses and Other (a)	61	4	38
Operating Profit	2,074	1,622	1,703
Interest expense, net	(521)	(595)	(712)
Minority interest (b)	8	–	3
Corporate items, net	(746)	(607)	(477)
Restructuring and other charges	(300)	(285)	(164)
Insurance recoveries	19	258	123
Gain on sale of forestlands	4,788	–	–
Impairments of goodwill	(759)	–	–
Net losses on sales and impairments of businesses	(1,381)	(111)	(135)
Reversals of reserves no longer required	6	4	35
Earnings From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Changes	$3,188	$286	$376

RESTRUCTURING AND OTHER CHARGES (c)

In millions	2006	2005	2004
Printing Papers	$54	$184	$7
Industrial Packaging	7	14	7
Consumer Packaging	9	2	5
Distribution	10	4	7
Forest Products	15	12	5
Specialty Businesses and Other (a)	–	13	11
Corporate	205	111	122
Restructuring and Other Charges	$300	$340	$164

ASSETS

In millions	2006	2005	2004
Printing Papers	$7,961	$8,146	$8,321
Industrial Packaging	4,244	4,042	3,954
Consumer Packaging	2,578	2,420	2,454
Distribution	1,596	1,624	1,515
Forest Products	274	2,234	2,375
Specialty Businesses and Other (a)	498	652	652
Corporate and other (d)	6,883	9,653	14,946
Assets	$24,034	$28,771	$34,217

CAPITAL SPENDING

In millions	2006	2005	2004
Printing Papers	$537	$592	$453
Industrial Packaging	257	180	161
Consumer Packaging	116	126	198
Distribution	6	9	5
Forest Products	72	66	76
Specialty Businesses and Other (a)	–	–	–
Subtotal	988	973	893
Corporate and other	21	19	32
Total from Continuing Operations	$1,009	$992	$925

DEPRECIATION AND AMORTIZATION (e)

In millions	2006	2005	2004
Printing Papers	$500	$677	$691
Industrial Packaging	233	218	219
Consumer Packaging	212	152	150
Distribution	18	19	17
Forest Products	45	51	61
Specialty Businesses and Other (a)	24	31	27
Corporate	126	126	97
Depreciation and Amortization	$1,158	$1,274	$1,262

EXTERNAL SALES BY MAJOR PRODUCT

In millions	2006	2005	2004
Printing Papers	$6,060	$6,435	$5,961
Industrial Packaging	5,111	4,591	4,334
Consumer Packaging	2,638	2,379	2,407
Distribution	6,743	6,389	6,306
Forest Products	676	1,205	1,037
Other (f)	767	701	676
Net Sales	$21,995	$21,700	$20,721

INFORMATION BY GEOGRAPHIC AREA

NET SALES (g)

In millions	2006	2005	2004
United States (h)	$17,811	$17,934	$16,915
Europe	3,030	2,809	3,056
Pacific Rim	308	169	58
Americas, other than U.S.	846	788	692
Net Sales	$21,995	$21,700	$20,721

EUROPEAN SALES BY INDUSTRY SEGMENT

In millions	2006	2005	2004
Printing Papers	$1,440	$1,364	$1,370
Industrial Packaging	1,001	851	869
Consumer Packaging	18	21	22
Distribution	1	1	2
Specialty Businesses and Other (a)	570	572	793
European Sales	$3,030	$2,809	$3,056

LONG-LIVED ASSETS (i)

In millions	2006	2005	2004
United States	$6,837	$8,776	$9,229
Europe	1,481	1,408	1,416
Pacific Rim	214	90	61
Americas, other than U.S.	574	644	507
Corporate	146	282	288
Long-Lived Assets	$9,252	$11,200	$11,501

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
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

(c)	Includes $55 million of charges in 2005 that were recorded in business segment operating profits.
(d)	Includes corporate assets and assets of discontinued operations.
(e)	Includes cost of timber harvested.
(f)	Includes sales of products not included in our major product lines.
(g)	Net sales are attributed to countries based on location of seller.
(h)	Export sales to unaffiliated customers were $1.4 billion in 2006, $1.5 billion in 2005 and $1.5 billion in 2004.
(i)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have issued their report on management’s assessment and a report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 48.

INTERNAL CONTROL ENVIRONMENT AND BOARD OF DIRECTORS OVERSIGHT

Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may anonymously report suspected violations of law or International Paper’s policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits. When deficiencies are identified by these internal control activities, appropriate corrective actions are taken by management.

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2006, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

MARIANNE M. PARRS

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 4, 15 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective December 31, 2006. As discussed in Notes 1, 4 and 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee

February 26, 2007

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that International Paper Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

Memphis, Tennessee

February 26, 2007

International Paper

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2006	2005	2004
NET SALES	$21,995	$21,700	$20,721
COSTS AND EXPENSES
Cost of products sold	16,248	16,334	15,204
Selling and administrative expenses	1,848	1,784	1,817
Depreciation, amortization and cost of timber harvested	1,158	1,274	1,262
Distribution expenses	1,075	1,025	985
Taxes other than payroll and income taxes	215	213	220
Restructuring and other charges	300	340	164
Insurance recoveries	(19)	(258)	(123)
Gain on sale of forestlands (Note 7)	(4,788)	–	–
Impairments of goodwill (Note 11)	759	–	–
Net losses on sales and impairments of businesses	1,496	111	139
Reversals of reserves no longer required, net	(6)	(4)	(35)
Interest expense, net	521	595	712
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	3,188	286	376
Income tax provision (benefit)	1,889	(407)	114
Minority interest expense, net of taxes	17	9	24
EARNINGS FROM CONTINUING OPERATIONS	1,282	684	238
Discontinued operations, net of taxes and minority interest	(232)	416	(273)
NET EARNINGS (LOSS)	$1,050	$1,100	$(35)
BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$2.69	$1.41	$0.49
Discontinued operations, net of taxes and minority interest	(0.48)	0.85	(0.56)
Net earnings (loss)	$2.21	$2.26	$(0.07)
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$2.65	$1.40	$0.49
Discontinued operations, net of taxes and minority interest	(0.47)	0.81	(0.56)
Net earnings (loss)	$2.18	$2.21	$(0.07)

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED BALANCE SHEET

In millions at December 31	2006	2005
ASSETS
Current Assets
Cash and temporary investments	$1,624	$1,641
Accounts and notes receivable, less allowances of $85 in 2006 and $94 in 2005	2,704	2,416
Inventories	1,909	1,932
Assets of businesses held for sale	1,778	5,382
Deferred income tax assets	490	278
Other current assets	132	110
Total Current Assets	8,637	11,759
Plants, Properties and Equipment, net	8,993	9,073
Forestlands	259	2,127
Investments	641	616
Goodwill	2,929	3,621
Assets Held for Exchange (Note 18)	1,324	–
Deferred Charges and Other Assets	1,251	1,575
Total Assets	$24,034	$28,771
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$692	$1,178
Accounts payable	1,907	1,771
Accrued payroll and benefits	466	351
Liabilities of businesses held for sale	333	621
Other accrued liabilities	1,243	1,034
Total Current Liabilities	4,641	4,955
Long-Term Debt	6,531	11,019
Deferred Income Taxes	2,233	684
Other Liabilities	2,453	3,577
Minority Interest	213	185
Commitments and Contingent Liabilities (Note 10)
Common Shareholders’ Equity
Common stock, $1 par value, 2006-493.3 shares, 2005-490.5 shares	493	491
Paid-in capital	6,735	6,627
Retained earnings	3,737	3,172
Accumulated other comprehensive loss	(1,564)	(1,935)
	9,401	8,355
Less: Common stock held in treasury, at cost, 2006-39.8 shares and 2005-0.1 shares	1,438	4
Total Common Shareholders’ Equity	7,963	8,351
Total Liabilities and Common Shareholders’ Equity	$24,034	$28,771

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2006	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$1,050	$1,100	$(35)
Discontinued operations, net of taxes and minority interest	232	(416)	273
Earnings from continuing operations	1,282	684	238
Depreciation, amortization and cost of timber harvested	1,158	1,274	1,262
Tax benefit – non-cash settlement of tax audits	–	(627)	–
Deferred income tax provision (benefit), net	1,619	(29)	(82)
Restructuring and other charges	300	340	164
Insurance recoveries	(19)	(258)	(123)
Payments related to restructuring and legal reserves	(79)	(184)	(220)
Reversals of reserves no longer required, net	(6)	(4)	(35)
Periodic pension expense, net	377	243	111
Proceeds on Maine timberlands transaction	–	–	242
Net losses on sales and impairments of businesses held for sale	1,496	111	139
Gain on sales of forestlands	(4,788)	–	–
Impairment of goodwill	759	–	–
Other, net	265	230	147
Voluntary pension plan contribution	(1,000)	–	–
Changes in current assets and liabilities
Accounts and notes receivable	(39)	59	(39)
Inventories	(43)	8	(84)
Accounts payable and accrued liabilities	(202)	(634)	57
Other	(70)	9	(51)
Cash provided by operations – continuing operations	1,010	1,222	1,726
Cash provided by operations – discontinued operations	213	288	662
Cash Provided by Operations	1,223	1,510	2,388
INVESTMENT ACTIVITIES
Invested in capital projects
Continuing operations	(1,009)	(992)	(925)
Businesses sold and held for sale	(64)	(103)	(194)
Acquisitions, net of cash acquired	(103)	(116)	(186)
Net proceeds from divestitures	1,833	1,440	867
Net proceeds from sales of forestlands	1,635	–	–
Cash deposit for asset exchange	(1,137)	–	–
Other	(48)	99	364
Cash provided by (used for) investment activities – continuing operations	1,107	328	(74)
Cash (used for) provided by investment activities – discontinued operations	(73)	(321)	129
Cash Provided by Investment Activities	1,034	7	55
FINANCING ACTIVITIES
Issuance of common stock	32	23	164
Repurchases of common stock	(1,433)	–	–
Issuance of debt	223	968	2,536
Reduction of debt	(5,391)	(2,669)	(4,217)
Monetization of Timber Notes (Note 8)	4,850	–	–
Change in book overdrafts	10	4	(145)
Dividends paid	(485)	(490)	(485)
Other	(131)	(39)	(80)
Cash used for financing activities – continuing operations	(2,325)	(2,203)	(2,227)
Cash provided by (used for) financing activities – discontinued operations	21	(174)	(208)
Cash Used For Financing Activities	(2,304)	(2,377)	(2,435)
Effect of Exchange Rate Changes on Cash - Continuing Operations	29	(90)	110
Effect of Exchange Rate Changes on Cash - Discontinued Operations	1	(5)	115
Change in Cash and Temporary Investments	(17)	(955)	233
Cash and Temporary Investments
Beginning of the period	1,641	2,596	2,363
End of the period	1,624	1,641	2,596
Less - Cash, End of Year – Discontinued Operations	–	–	(416)
Cash, End of Year – Continuing Operations	$1,624	$1,641	$2,180

Note: Certain prior year amounts have been reclassified for comparative purposes to conform to current year presentation of discontinued operations.

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

In millions, except shares in thousands and per share amounts	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Treasury Stock		Total Common Shareholders' Equity
	Shares	Amount				Shares	Amount
BALANCE, JANUARY 1, 2004	485,162	$485	$6,500	$3,082	$(1,690)	3,668	$140	$8,237
Issuance of stock for various plans, net	2,333	2	62	–	–	(3,652)	(140)	204
Cash dividends - Common stock ($1.00 per share)	–	–	–	(485)	–	–	–	(485)
Comprehensive income (loss):
Net loss	–	–	–	(35)	–	–	–	(35)
Minimum pension liability adjustment:
U.S. plans (less tax of $20)	–	–	–	–	33	–	–	33
Non-U.S. plans (less tax of $5)	–	–	–	–	1	–	–	1
Change in cumulative foreign currency translation adjustment (less tax of $17)	–	–	–	–	255	–	–	255
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $19)	–	–	–	–	70	–	–	70
Less: Reclassification adjustment for gains included in net income (less tax of $13)	–	–	–	–	(26)	–	–	(26)

Total comprehensive income								298
BALANCE, DECEMBER 31, 2004	487,495	487	6,562	2,562	(1,357)	16	–	8,254
Issuance of stock for various plans, net	3,006	4	65	–	–	96	4	65
Cash dividends - Common stock ($1.00 per share)	–	–	–	(490)	–	–	–	(490)
Comprehensive income (loss):
Net earnings	–	–	–	1,100	–	–	–	1,100
Minimum pension liability adjustment:
U.S. plans (less tax of $189)	–	–	–	–	(304)	–	–	(304)
Non-U.S. plans (less tax of $5)	–	–	–	–	(1)	–	–	(1)
Change in cumulative foreign currency translation adjustment (less tax of $22)	–	–	–	–	(251)	–	–	(251)
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $14)	–	–	–	–	46	–	–	46
Less: Reclassification adjustment for gains included in net income (less tax of $30)	–	–	–	–	(68)	–	–	(68)

Total comprehensive income								522
BALANCE, DECEMBER 31, 2005	490,501	491	6,627	3,172	(1,935)	112	4	8,351
Issuance of stock for various plans, net	2,839	2	108	–	–	46	1	109
Repurchase of stock	–	–	–	–	–	39,686	1,433	(1,433)
Cash dividends - Common stock ($1.00 per share)	–	–	–	(485)	–	–	–	(485)
Comprehensive income (loss):
Net earnings	–	–	–	1,050	–	–	–	1,050
Minimum pension liability adjustment:
U.S. plans (less tax of $309)	–	–	–	–	496	–	–	496
Non-U.S. plans (less tax of $6)	–	–	–	–	15	–	–	15
Change in cumulative foreign currency translation adjustment (less tax of $11)	–	–	–	–	220	–	–	220
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $0)	–	–	–	–	2	–	–	2
Less: Reclassification adjustment for gains included in net income (less tax of $0)	–	–	–	–	(12)	–	–	(12)

Total comprehensive income								1,771
Effect of adoption of SFAS No. 158 (less tax of $309)	–	–	–	–	(350)	–	–	(350)
BALANCE, DECEMBER 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963

(1) The cumulative foreign currency translation adjustment (in millions) was $(60), $(280) and $(29) at December 31, 2006, 2005 and 2004, respectively, and is included as a component of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

International Paper (the Company) is a global forest products, paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in the United States, Europe, South America and Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ earnings totaled $38 million, $15 million and $14 million in 2006, 2005 and 2004, respectively.

TRANSFORMATION PLAN

In July 2005, International Paper announced a plan (the Transformation Plan) to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The Transformation Plan’s other elements included exploration of strategic options for other businesses, returning value to shareholders, strengthening the balance sheet, selective reinvestment to strengthen the paper and packaging businesses both globally and in North America, and on improving profitability by targeting $1.2 billion of non-price improvements over a three-year period. Actions taken in 2006 and 2005 to implement the Transformation Plan are discussed in these Notes to Consolidated Financial Statements.

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

The Company will adopt the direct expense method of accounting for planned major maintenance activities effective January 1, 2007 (see Note 4).

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

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for major pulp and paper mills, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates are, for buildings – 2 1/2% to 8 1/2%, and for machinery and equipment – 5% to 33%.

FORESTLANDS

At December 31, 2006, International Paper and its subsidiaries owned or managed about 500,000 acres of forestlands in the United States, approximately 370,000 acres in Brazil, and through licenses and forest management agreements, had harvesting rights on approximately 500,000 acres of government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

As discussed in Note 7, during 2006 in conjunction with the Company’s Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements for proceeds totaling approximately $6.6 billion of cash and notes.

GOODWILL

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment, while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to business segments. Annual testing for possible goodwill impairment is performed during the fourth quarter as of the end of the third quarter of each year. In the fourth quarter of 2006 in conjunction with annual goodwill impairments testing, the Company recorded charges of $630 million and $129 million related to its coated paperboard business and Shorewood business, respectively. No impairment charges had been recorded in 2005 or 2004 (see Note 11) .

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value (see Note 6). Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or estimated fair value less costs to sell.

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

See Note 4 for a discussion of the adoption in 2007 of a recent accounting pronouncement on accounting for uncertain income tax positions.

STOCK-BASED COMPENSATION

Effective January 1, 2006, International Paper adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method. As required under this standard, costs resulting from all stock-based compensation transactions are recognized in the financial statements. The amount of compensation cost recorded is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. See Note 17 for a further discussion of stock-based compensation plans.

Prior to January 1, 2006, stock options and other stock-based compensation awards were accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had compensation cost in 2005 and 2004 for International Paper’s stock-based compensation programs been determined consistent with the provisions of SFAS No. 123(R), net earnings, basic earnings per common share and diluted earnings per common share would have been reduced to the pro forma amounts shown below:

In millions, except per share amounts	2005	2004
Net Earnings (Loss)
As reported	$1,100	$(35)
Pro forma	1,043	(73)
Basic Earnings (Loss) Per Common Share
As reported	$2.26	$(0.07)
Pro forma	2.15	(0.15)
Diluted Earnings (Loss) Per Common Share
As reported	$2.21	$(0.07)
Pro forma	2.10	(0.15)

The effect on 2005 and 2004 pro forma net earnings, basic earnings per common share and diluted earnings per common share of expensing the estimated fair market value of stock options is not necessarily representative of the effect on reported earnings for future years due to decreases in the number of options outstanding due to the elimination of the Company’s stock option program for all U.S. employees in 2005.

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

ASSET RETIREMENT OBLIGATIONS

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper’s asset retirement obligations under this standard principally relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures (see Note 11).

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

NOTE 2 EARNINGS PER COMMON SHARE

Basic earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each year. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive.

A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions, except per share amounts	2006	2005	2004
Earnings from continuing operations	$1,282	$684	$238
Effect of dilutive securities	13	27	–
Earnings from continuing operations - assuming dilution	$1,295	$711	$238
Average common shares outstanding	476.1	486.0	485.8
Effect of dilutive securities
Restricted performance share plan	3.0	0.8	–
Stock options	0.2	2.9	2.6
Contingently convertible debt	9.4	20.0	–
Average common shares outstanding - assuming dilution	488.7	509.7	488.4
Earnings per common share from continuing operations	$2.69	$1.41	$0.49
Diluted earnings per common share from continuing operations	$2.65	$1.40	$0.49

Note:	If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2006, 2005 and 2004 is presented on pages 43 and 44.

NOTE 4 RECENT ACCOUNTING DEVELOPMENTS

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its 2006 year-end balance sheet. It also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date beginning with fiscal years ending after December 15, 2008. The Company adopted the provisions of this standard as of December 31, 2006, recording an additional liability of $492 million and an after-tax charge to Other comprehensive income of $350 million for its defined benefit and postretirement benefit plans.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE ACTIVITIES

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which permits the application of three alternative methods of accounting for planned major maintenance activities: the direct expense, built-in-overhaul, and deferral methods. The FSP is effective for the first fiscal year beginning after December 15, 2006. International Paper will adopt the direct expense method of accounting for these costs in 2007 with no impact on its annual consolidated financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expands income tax disclosure requirements. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. International Paper will apply the provisions of this interpretation beginning in the first quarter of 2007, and currently estimates that the cumulative effect of its initial application will be a charge of approximately $75 million to beginning of the year retained earnings, which is subject to revision as management completes its analysis.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS

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

ACCOUNTING CHANGES AND ERROR CORRECTIONS

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

ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS

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

IMPLICIT VARIABLE INTERESTS

In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper applied the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material effect on its consolidated financial statements.

ACCOUNTING FOR INCOME TAXES

In December 2004, the FASB issued FSP Financial Accounting Standards (FAS) 109-1 and 109-2 relating to the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time deduction of

85% of certain foreign earnings that are repatriated. In 2005, International Paper repatriated $2.1 billion in cash from certain of its foreign subsidiaries, including amounts eligible for this special deduction. International Paper recorded income tax expenses associated with these cash repatriations totaling approximately $142 million for the year ended December 31, 2005.

SHARE-BASED PAYMENT TRANSACTIONS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. International Paper adopted SFAS No. 123(R) in the first quarter of 2006 with no material effect on its consolidated financial statements. See Notes 1 and 17 for a further discussion of share-based payments.

EXCHANGES OF NONMONETARY ASSETS

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

INVENTORY COSTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-

period charges. This statement also introduces the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. International Paper adopted SFAS No. 151 in the first quarter of 2006, with no material impact on its consolidated financial statements.

ACCOUNTING FOR MEDICARE BENEFITS

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

NOTE 5 ACQUISITIONS

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, Shandong International Paper & Sun Coated Paperboard Co., Ltd., for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine, expected to be completed in the first quarter of 2009. The operating results of these consolidated joint ventures did not have a material effect on the Company’s 2006 consolidated results of operations.

On July 1, 2004, International Paper completed the acquisition of all of the outstanding common and preferred stock of Box USA Holdings, Inc. (Box USA) for approximately $189 million in cash and a $15 million 6% note payable issued to Box USA’s controlling shareholders. In addition, International Paper assumed approximately $197 million of debt, approximately $193 million of which was repaid by July 31, 2004. The operating results of Box USA are included in the accompanying consolidated financial statements from that date.

The following unaudited pro forma information for the year ended December 31, 2004 presents the combined results of the continuing operations of International Paper and Box USA as if the acquisition had occurred as of January 1, 2004. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2004, nor is it necessarily indicative of future results.

In millions, except per share amounts, for the year ended December 31,	2004
Net sales	$20,975
Earnings from continuing operations	243
Net loss	(30)
Earnings from continuing operations per common share	0.50
Net loss per common share-assuming dilution	(0.06)

OTHER ACQUISITIONS

In October 2005, International Paper acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP), a leading Moroccan corrugated packaging company, for approximately $80 million in cash plus assumed debt of approximately $40 million.

In 2001, International Paper and Carter Holt Harvey Limited (CHH) had each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). IPPM is a Hong Kong-based distribution and packaging company with operations in China and other Asian countries. On August 1, 2005, pursuant to an existing agreement, International Paper purchased a 50% third-party interest in IPPM (now renamed International Paper Distribution Limited) for $46 million to facilitate possible further growth in Asia. Finally, in May 2006, the Company purchased the remaining 25% interest from CHH for $21 million.

The financial position and results of operations of these acquisitions have been included in International Paper’s consolidated financial statements from the dates of acquisition in 2005.

NOTE 6 RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

This footnote discusses restructuring, business improvement and other charges recorded for each of the three years included in the period ended December 31, 2006. It includes a summary of activity for each year, a roll forward associated with severance and other cash costs arising in each year, and tables presenting details of the 2006, 2005 and 2004 organizational restructuring programs.

2006: During 2006, total restructuring and other charges of $300 million before taxes ($184 million after taxes) were recorded. These charges included:

•	A $157 million charge before taxes ($95 million after taxes) for organizational restructuring programs, principally associated with the Company’s Transformation Plan,

•	a $165 million charge before taxes ($102 million after taxes) for early debt extinguishment costs,

•	a $97 million charge before taxes ($60 million after taxes) for litigation settlements and adjustments to legal reserves (see Note 10),

•	a pre-tax credit of $115 million ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and

•	a $4 million credit before taxes ($3 million after taxes) for other items.

Earnings also included a $19 million pre-tax credit ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $6 million pre-tax credit ($3 million after taxes) for the reversal of reserves no longer required, and a $6 million pre-tax credit ($4 million after taxes) for interest received from the Canadian government on refunds of prior-year softwood lumber duties, which is included in Interest expense, net, in the accompanying consolidated statement of operations.

The following table presents a detail of the $157 million corporate-wide organizational restructuring charge by business:

In millions	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$4	$26	(a,b)	$12	(b)	$12	(b)	$54
Industrial Packaging	1	2		–		4		7
Consumer Packaging	2	3		1		3		9
Forest Products	1	1		9		4		15
Distribution	3	2		1		4		10
Corporate	7	14		34	(c)	7		62
	$18	$48		$57		$34		$157

(a)	Includes $15 million of pension and postretirement curtailment charges and termination benefits.
(b)

Includes $7 million, $9 million and $11 million in the 2006 second, third and fourth quarters, respectively, of accelerated depreciation charges related to equipment to be taken out of service as a result of the Transformation Plan.

(c)	Includes $29 million of lease termination and relocation costs relating to the relocation of the Company’s corporate headquarters from Stamford, Connecticut to Memphis, Tennessee.

The following table presents the components of the organizational restructuring charge discussed above:

In millions	Asset Write-downs	Severance and Other	Total
Printing Papers	$27	$27	$54
Industrial Packaging	–	7	7
Consumer Packaging	–	9	9
Forest Products	–	15	15
Distribution	–	10	10
Corporate	5	57	62
	$32	$125	$157

The following table presents a roll forward of the severance and other costs included in the 2006 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2006)	$18
Additions (second quarter 2006)	37
Additions (third quarter 2006)	47
Additions (fourth quarter 2006)	23
2006 Activity
Cash charges	(50)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(19)
Balance, December 31, 2006	$56

The severance charges recorded in 2006 related to 1,669 employees. As of December 31, 2006, 803 employees had been terminated.

2005: During 2005, restructuring and other charges before taxes of $340 million ($213 million after taxes) were recorded. Included in this charge were:

•	a pre-tax charge of $256 million ($162 million after taxes) for organizational restructuring programs, principally costs associated with the Company’s Transformation Plan,

•	a pre-tax charge of $57 million ($35 million after taxes) for losses on early extinguishment of debt, and

•	a $27 million pre-tax charge ($16 million after taxes) for legal reserves.

Also recorded were pre-tax credits of $258 million ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, and a $4 million pre-tax credit ($3 million after taxes) for the net adjustment of previously provided reserves. In addition, a $454 million net reduction of the income tax provision was recorded, including a credit of $627 million from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a $142 million charge related to cash repatriations from non-U.S. subsidiaries, and $31 million of other tax charges. Interest expense, net, also includes a $43 million pre-tax credit ($26 million after taxes) relating to the tax audit agreement.

The following table presents a detail of the $256 million corporate-wide organizational restructuring charge by business:

In millions	Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$17	(a)	$17	(c)	$150	(e)	$184
Industrial Packaging	–		4		10		14
Consumer Packaging	–		1		1		2
Forest Products	10	(b)	–		2	(f)	12
Distribution	–		–		4		4
Specialty Businesses and Other	–		13	(d)	–		13
Corporate	–		7		20	(g)	27
	$27		$42		$187		$256

(a)	Includes charges for severance and other charges for the indefinite shutdown of three U.S. paper machines.
(b)	Includes charges associated with the relocation of the Forest Products headquarters from Savannah, Georgia to Memphis, Tennessee.
(c)	Includes $6 million of additional severance charges related to the indefinite shutdown of the three U.S. paper machines.
(d)	Represents charges related to the shutdown of a plant in Norway.
(e)

Includes charges of $50 million related to the shutdown of paper machines at Jay, Maine, Bastrop, Louisiana, and Pensacola, Florida, and a charge of $95 million to write down the assets of the Bastrop, Louisiana mill to their estimated net realizable value of $105 million.

(f)	Includes $2 million of charges related to the relocation of the Forest Products headquarters from Savannah, Georgia to Memphis, Tennessee.
(g)	Includes $2 million of charges related to the relocation of International Paper’s headquarters from Stamford, Connecticut to Memphis, Tennessee, and $12 million of transformation costs.

The following table presents the components of the organizational restructuring charge discussed above:

In millions	Asset Write-downs	Severance and Other	Total
Printing Papers	$153	$31	$184
Industrial Packaging	4	10	14
Consumer Packaging	–	2	2
Forest Products	2	10	12
Distribution	–	4	4
Specialty Businesses and Other	7	6	13
Corporate	–	27	27
	$166	$90	$256

The following table presents a roll forward of the severance and other costs included in the 2005 restructuring plans:

In millions	Severance and Other
Opening Balance (second quarter 2005)	$26
Additions (third quarter 2005)	22
Additions (fourth quarter 2005)	42
2005 Activity
Cash charges	(47)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(10)
2006 Activity
Cash charges	(23)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(3)
Environmental	(7)
Balance, December 31, 2006	$–

The severance charges recorded in 2005 related to 791 employees. As of December 31, 2006, all 791 employees had been terminated.

2004: During 2004, restructuring and other charges before taxes of $164 million ($102 million after taxes) were recorded. These charges included:

•	a $62 million charge before taxes ($39 million after taxes) for a corporate-wide organizational restructuring program,

•	a $92 million charge before taxes ($57 million after taxes) for losses on early extinguishment of debt, and

•	a $10 million charge before taxes ($6 million after taxes) for legal settlements.

In addition, credits of $123 million before taxes ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation and $35 million before taxes ($21 million after taxes) for the net reversal of restructuring reserves no longer needed were recorded. Also, a $32 million charge was recorded for an adjustment of deferred tax balances.

The following table presents a detail of the $62 million corporate-wide organizational restructuring program charge in 2004, by business:

In millions	First Quarter	Second Quarter	Third Quarter	Total
Printing Papers	$1	$1	$5	$7
Industrial Packaging	1	1	5	7
Consumer Packaging	4	1	–	5
Forest Products	4	1	–	5
Distribution	2	2	3	7
Specialty Businesses and Other	–	11	–	11
Administrative Support Groups	2	14	4	20
	$14	$31	$17	$62

The following table presents a roll forward of the severance and other costs included in the 2004 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2004)	$14
Additions (second quarter 2004)	31
Additions (third quarter 2004)	17
2004 Activity
Cash charges	(40)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(22)
Balance, December 31, 2004	$–

The severance charges recorded in 2004 related to 720 employees. As of December 31, 2004, 592 employees had been terminated and 128 employees retained. Actual pension and postretirement costs exceeded estimates despite the lower number of employees terminated.

NOTE 7 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS:

2006: During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments. The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, with the sale of the remaining non-U.S. operations expected to close later in the 2007 first quarter.

Also during the fourth quarter, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, expected to close in the first quarter of 2007, and five wood products plants for approximately $237 million, expected to close in the first half of 2007, both subject to various adjustments at closing.

Based on the fourth-quarter commitments to sell the Beverage Packaging and Wood Products businesses, the Company determined that the accounting requirements under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) as discontinued operations were met. Accordingly, net pre-tax charges of $18 million ($11 million after taxes) for the Beverage Packaging business and $104 million ($69 million after taxes) for the Wood Products business (including $58 million for pension and postretirement benefit termination benefits) were recorded in the fourth quarter as discontinued operations charges to adjust the carrying value of these businesses to their estimated fair value less costs to sell.

Revenues, earnings and earnings per share related to the Beverage Packaging business for 2006, 2005 and 2004 were as follows:

In millions, except per share amounts	2006	2005	2004
Revenues	$816	$820	$763
Earnings from discontinued operation
Earnings from operation	$52	$40	$51
Income tax expense	(16)	(18)	(17)
Earnings from operation, net of taxes	36	22	34
Loss on sales and impairments	(121)	–	–
Income tax benefit	31	–	–
Loss on sales and impairments, net of taxes	(90)	–	–
Earnings (loss) from discontinued operation, net of taxes	$(54)	$22	$34
Earnings per common share from discontinued operation - assuming dilution
Earnings from operation	$0.07	$0.04	$0.07
Loss on sales and impairments	(0.18)	–	–
Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$(0.11)	$0.04	$0.07

Revenues, earnings and earnings per share related to the Wood Products business for 2006, 2005 and 2004 were as follows:

In millions, except per share amounts	2006	2005	2004
Revenues	$1,017	$1,135	$1,522
Earnings from discontinued operation
Earnings (loss) from operation	$(15)	$197	$258
Income tax benefit (expense)	5	(77)	(100)
Earnings (loss) from operation, net of taxes	(10)	120	158
Loss on sales and impairments	(269)	–	–
Income tax benefit	35	–	–
Loss on sales and impairments, net of taxes	(234)	–	–
Earnings (loss) from discontinued operation, net of taxes	$(244)	$120	$158
Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings (loss) from operation	$(0.02)	$0.24	$0.32
Loss on sales and impairments	(0.47)	–	–
Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$(0.49)	$0.24	$0.32

Additionally during the fourth quarter, a $38 million pre-tax credit ($23 million after taxes) was recorded for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business, and a pre-tax charge of $1 million ($1 million after taxes) was recorded for smaller adjustments of prior discontinued operation estimates.

During the third quarter of 2006, management determined there was a current expectation that, more likely than not, the Beverage Packaging and Wood Products businesses would be sold. Based on the resulting impairment testing, pre-tax impairment charges of $115 million ($82 million after taxes) and $165 million ($165 million after taxes) were recorded to reduce the carrying values of the net assets of the Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values.

Also during the 2006 third quarter, International Paper completed the sale of its interests in a Beverage Packaging operation in Japan for a pre-tax gain of $12 million ($3 million after taxes), and the sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million, subject to certain post-closing adjustments. This business included a coated paper mill and lumber mill in Aropoti, Parana State, Brazil, as well as 50,000 hectares (approximately 124,000 acres) of forestlands in Parana. As the Company determined that the accounting requirements under SFAS No. 144 for reporting this business as a discontinued operation were met, the resulting $100 million pre-tax gain ($79 million after taxes) was recorded as a gain on sale of a discontinued operation.

Revenues, earnings and earnings per share related to the Brazilian Coated Papers business for 2006, 2005 and 2004 were as follows:

In millions, except per share amounts	2006	2005	2004
Revenues	$127	$218	$165
Earnings from discontinued operation
Earnings from operation	$20	$49	$38
Income tax expense	(9)	(23)	(11)
Earnings from operation, net of taxes	11	26	27
Gain on sale	100	–	–
Income tax expense	(21)	–	–
Gain on sale, net of taxes	79	–	–
Earnings from discontinued operation, net of taxes	$90	$26	$27
Earnings per common share from discontinued operation - assuming dilution
Earnings from operation	$0.02	$0.05	$0.05
Gain on sale	0.16	–	–
Earnings per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$0.18	$0.05	$0.05

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. During the 2006 second quarter, the Company signed a definitive agreement to sell this business for approximately $155 million in cash, subject to certain closing and post-closing adjustments, and two additional payments totaling up to $60 million payable five years from the date of closing, contingent upon business performance. A $16 million pre-tax charge ($11 million after taxes) was recorded during the second quarter to further reduce the carrying value of the assets of the Kraft Papers business based on the terms of this definitive agreement. The sale of this business was subsequently completed on January 2, 2007.

Revenues, earnings and earnings per share related to the Kraft Papers business for 2006, 2005 and 2004 were as follows:

In millions, except per share amounts	2006	2005	2004
Revenues	$231	$224	$188
Earnings from discontinued operation
Earnings from operation	$41	$11	$(1)
Income tax expense	(15)	(4)	–
Earnings from operation, net of taxes	26	7	(1)
Loss on sales and impairments	(116)	–	–
Income tax benefit	44	–	–
Loss on sales and impairments, net of taxes	(72)	–	–
Earnings (loss) from discontinued operation, net of taxes	$(46)	$7	$(1)
Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$0.05	$0.01	$–
Loss on sales and impairments	(0.14)	–	–
Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$(0.09)	$0.01	$–

The accompanying financial statements, and the respective accompanying notes to consolidated financial statements, have been revised to retroactively reclassify the operating results of Kraft Papers, Brazilian Coated Papers, Beverage Packaging and Wood Products as Discontinued operations for all periods presented.

2005: In the third quarter of 2005, International Paper completed the sale of its 50.5% interest in CHH to Rank Group Investments Ltd. for approximately U.S. $1.14 billion to be used principally to reduce debt. The pre-tax gain on the sale of $29 million ($361 million after taxes and minority interest), including a $186 million pre-tax credit from cumulative translation adjustments, was included in Discontinued operations, together with CHH’s operating results prior to the sale. Additionally, in May 2004, CHH sold its Tissue business. In accordance with SFAS No. 144, International Paper has retroactively reclassified the operating results of CHH for all periods to present CHH as a discontinued operation.

Revenues, earnings and earnings per share for 2005 and 2004 related to CHH were as follows:

In millions, except per share amounts	2005	2004
Revenues	$1,700	$2,300
Earnings (loss) from discontinued operation
Earnings (loss) from operation	$(32)	$35
Income tax (expense) benefit	(96)	33
Minority interest benefit (expense), net of taxes and minority interest	8	(41)
Earnings (loss) from discontinued operation, net of taxes and minority interest	(120)	27
Gain on sale of CHH	29	–
Gain on sale of CHH Tissue business	–	268
Income tax benefit (expense)	332	(69)
Minority interest expense, net of taxes	–	(109)
Gain on sale, net of taxes and minority interest	361	90
Earnings from discontinued operation, net of taxes and minority interest	$241	$117
Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings (loss) from operation, net of taxes and minority interest	$(0.24)	$0.06
Gain on sale, net of taxes and minority interest	0.71	0.19
Earnings per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$0.47	$0.25

2004: In the third quarter of 2004, International Paper entered into an agreement to sell its Weldwood of Canada Limited (Weldwood) business to West Fraser Timber Co., Ltd. of Vancouver, Canada (West Fraser), for approximately C$1.26 billion in cash, subject to certain adjustments at closing. Accordingly, a $323 million pre-tax loss on impairment ($711 million after taxes), including $182 million of pre-tax credits from cumulative translation adjustments, was recorded in Discontinued operations to write down the assets of Weldwood to their estimated net realizable value upon sale, including the related tax effect. The Company completed the sale of Weldwood in the fourth quarter for C$1.23 billion. International Paper’s net cash proceeds received from the sale were approximately U.S. $1.1 billion. The operating results of Weldwood in 2004 are presented in discontinued operations.

Revenues, earnings and earnings per share related to Weldwood for 2004 were as follows:

In millions, except per share amounts	2004
Revenues	$1,000
Earnings from discontinued operation
Earnings from operation	$153
Income tax expense	(50)
Earnings from operation, net of taxes	103
Asset impairment	(323)
Income tax expense (a)	(388)
Asset impairment, net of taxes	(711)
Loss from discontinued operation, net of taxes	$(608)
Earnings per common share from discontinued operation
Earnings from operation, net of taxes	$0.22
Asset impairment, net of taxes	(1.47)
Loss per common share from discontinued operation, net of taxes	$(1.25)

(a)	Reflects the low historic tax basis in Weldwood that was carried over in connection with the acquisition of Champion in June 2000.

FORESTLANDS:

During 2006, in connection with the previously announced Transformation Plan, the Company completed sales totaling approximately 5.6 million acres of forestlands for proceeds of approximately $6.6 billion, including $1.8 billion in cash and $4.8 billion of installment notes supported by irrevocable letters of credit (see Note 8). Additionally, the Company entered into fiber supply agreements with certain purchasers of these forestlands providing for the future delivery of pulpwood to specified Company facilities at market prices at time of delivery (see Note 11). The first of these transactions in the second quarter included approximately 76,000 acres sold for cash proceeds of $97 million, resulting in a pre-tax gain of $62 million. During the third quarter, 476,000 acres of forestlands were sold for $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million. Finally, in the fourth quarter, the Company completed sales of 5.1 million acres of forestlands for $6.1 billion, including $1.4 billion in cash and $4.7 billion of installment notes, resulting in pre-tax gains totaling $4.4 billion. These transactions represent a permanent reduction in the Company’s forestland asset base and are not a part of the normal, ongoing operations of the Forest Resources business. Thus, the net gains resulting from these sales are separately presented in the accompanying consolidated statement of operations under the caption Gain on sale of forestlands.

OTHER DIVESTITURES AND IMPAIRMENTS:

2006: During the fourth quarter of 2006, a pre-tax charge of $149 million ($84 million after taxes) was recorded for losses on sales and impairments of businesses. This charge included a $128 million pre-tax impairment charge ($84 million after taxes) to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France (included in the Printing Papers segment) to their estimated fair value, a pre-tax loss of $18 million ($6 million after taxes) relating to the sale of certain box plants in the United Kingdom and Ireland, and $3 million of pre-tax charges (a $6 million credit after taxes) for other small asset sales.

During the third quarter of 2006, a net pre-tax gain of $74 million ($44 million after taxes) was recorded for gains (losses) on sales and impairments of businesses. This net gain included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax gain of $2 million (a $1 million loss after taxes) related to other smaller sales.

During the second quarter of 2006, a pre-tax charge of $138 million ($90 million after taxes) was recorded, including a pre-tax charge of $85 million ($52 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of a definitive sales agreement signed in the second quarter, a pre-tax charge of $52 million ($37 million after taxes) recorded to reduce the carrying value of the assets of the Company’s Amapa wood products operations in Brazil to their estimated fair value based on estimated sales proceeds since a sale of these assets, which was completed in the third quarter, was considered more likely than not at June 30, 2006, and a net charge of $1 million before and after taxes related to other smaller items.

During the first quarter of 2006, a pre-tax charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, as management had committed to a plan to sell this business. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that are held for sale.

At the end of the 2006 first quarter, the Company reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the second quarter of 2006, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10% limited partnership interest in CMP Investments L.P., the company that will own this business. Since this limited partnership interest represents significant continuing involvement in the operations of this business under U.S. generally accepted accounting principles, the operating results for Coated and Supercalendered Papers were required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including the charge in the first quarter of $1.3 billion before and after taxes to write down the assets of the business to their estimated fair value, are now included in continuing operations for all periods presented.

The net 2006 pre-tax losses totaling approximately $1.5 billion ($1.4 billion after taxes) discussed above are included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2005: In the fourth quarter of 2005, a pre-tax charge of $46 million ($30 million after taxes) was recorded for adjustments of losses of businesses held for sale, principally $45 million to write down the carrying value of the Company’s Polyrey business in France to its estimated net realizable value.

In the second quarter of 2005, a net pre-tax credit of $19 million ($12 million after taxes) was recorded, including a $25 million credit before taxes ($15 million after taxes) from the collection of a note receivable from the 2001 sale of the Flexible Packaging business and final charges related to the sales of Fine Papers and Industrial Papers. In addition, interest income of $11 million before taxes ($7 million after taxes) was collected on the Flexible Packaging business note, which is included in Interest expense, net in the accompanying consolidated statement of operations. During the first quarter of 2005, International Paper had announced an agreement to sell its Fine Papers business to Mohawk Paper Mills, Inc. of Cohoes, New York. A $24 million pre-tax loss ($13 million after taxes) was recorded in the first quarter to write down the net assets of the Fine Papers business to their estimated net realizable value. The sale of Fine Papers was completed in the second quarter of 2005.

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

The net 2005 pre-tax losses totaling $111 million discussed above are included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

In December 2006, the Company entered into a definitive agreement to sell its Arizona Chemical business for approximately $485 million, subject to certain adjustments. As part of the transaction, International Paper will acquire a minority interest of approximately 10 percent in, and is expected to have significant influence in the operations of, the new entity. The transaction subsequently closed in the first quarter of 2007.

At December 31, 2006 and 2005, assets of businesses held for sale totaling approximately $1.8 billion and $5.4 billion, respectively, and liabilities of businesses held for sale totaling approximately $333 million and $621 million, respectively, included the Kraft Papers business, the Beverage Packaging business, the Wood Products business, the Arizona Chemical business, the Coated and Supercalendered Papers business, the Brazilian Coated Papers business, and certain smaller businesses, and consisted of:

In millions	2006	2005
Accounts receivable, net	$298	$511
Inventories	401	515
Plants, properties and equipment, net	995	2,728
Forestlands	–	63
Goodwill	10	1,422
Other assets	74	143
Assets of businesses held for sale	$1,778	$5,382
Accounts payable	$184	$336
Accrued payroll and benefits	50	83
Other accrued liabilities	32	89
Other liabilities	67	113
Liabilities of businesses held for sale	$333	$621

Assets and liabilities of businesses held for sale by business were:

In millions	2006		2005
	Assets	Liabilities	Assets	Liabilities
Kraft Papers	$148	$16	$266	$17
Beverage Packaging	572	107	787	179
Wood Products	562	51	864	69
Arizona Chemical	496	159	396	135
Coated and Supercalendered Papers	–	–	2,736	142
Brazilian Coated Papers	–	–	319	43
Other businesses	–	–	14	36
Totals	$1,778	$333	$5,382	$621

NOTE 8 VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

VARIABLE INTEREST ENTITIES:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the 2006 fourth quarter, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities) in exchange for Class A and Class B interests in these entities. International Paper then sold its Class A membership interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper holds Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these entities. Based on an analysis of these entities under the provisions of FIN 46(R), International Paper determined that it is not the primary beneficiary of these newly formed entities and therefore its investments should be accounted for under the equity method of accounting.

Also during 2006, the Borrower Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Borrower and Investor Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the entities. Accordingly for financial reporting purposes, as allowed under the provisions of FASB Interpretation No. 39, International Paper has offset $5.0 billion of Class B interests in the entities against $5.0 billion of International Paper debt obligations held by these entities. The remaining $200 million of debt obligations is included in floating rate notes due 2007 – 2016 in the summary of long-term debt in Note 12.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has not consolidated the entities because it is not the primary beneficiary of the entities. At December 31, 2006, International Paper’s $545 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. The remaining $455 million of debt obligations are included in floating rate notes due 2007 – 2016 in the summary of long-term debt in Note 12.

PREFERRED SECURITIES OF SUBSIDIARIES:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2006, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $13 million, $10 million and $7 million in 2006, 2005 and 2004, respectively. The expense related to these preferred securities is shown in Minority interest expense in the accompanying consolidated statement of operations.

Prior to 2006, the agreement with the private investor placed certain limitations on International Paper’s ability to sell forestlands in the southern United States. In 2006, the proceeds generated by International Paper’s sales of forestlands resulted in the elimination of any limitations on future forestland sales.

NOTE 9 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and minority interest by taxing jurisdiction were:

In millions	2006	2005	2004
Earnings (loss)
U.S.	$3,166	$53	$(19)
Non-U.S.	22	233	395
Earnings from continuing operations before income taxes and minority interest	$3,188	$286	$376

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2006	2005	2004
Current tax provision (benefit)
U.S. federal	$125	$(391)	$49
U.S. state and local	38	(52)	24
Non-U.S.	107	65	123
	$270	$(378)	$196
Deferred tax provision (benefit)
U.S. federal	$1,583	$(5)	$(34)
U.S. state and local	172	(10)	5
Non-U.S.	(136)	(14)	(53)
	$1,619	$(29)	$(82)
Income tax provision (benefit)	$1,889	$(407)	$114

The Company’s deferred income tax provision (benefit) includes a $1 million provision, a $3 million benefit and a $2 million provision for 2006, 2005 and 2004, respectively, for the effect of changes in non-U.S. and state tax rates.

International Paper made income tax payments, net of refunds, of $249 million, $440 million and $238 million in 2006, 2005 and 2004, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax expense (benefit) follows:

In millions	2006	2005	2004
Earnings from continuing operations before income taxes and minority interest	$3,188	$286	$376
Statutory U.S. income tax rate	35%	35%	35%
Tax expense using statutory
U.S. income tax rate	1,116	100	132
State and local income taxes	136	(41)	19
Tax rate and permanent differences on non-U.S. earnings	(19)	(30)	(36)
Net U.S. tax on non-U.S. dividends	33	169	44
Tax benefit on export sales	(6)	(9)	(7)
Non-deductible business expenses	15	13	12
Sales and impairments of non-strategic assets	646	(8)	(11)
Minority interest	–	–	(9)
Retirement plan dividends	(7)	(6)	(7)
Tax credits	(14)	(19)	(37)
Tax audit settlements	–	(560)	–
Other, net	(11)	(16)	14
Income tax expense (benefit)	$1,889	$(407)	$114
Effective income tax rate	59%	(142)%	30%

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

In millions	2006	2005
Deferred tax assets:
Postretirement benefit accruals	$381	$339
Prepaid pension costs	258	588
Alternative minimum and other tax credits	400	300
Net operating loss carryforwards	1,156	1,786
Compensation reserves	285	211
Legal reserves	59	40
Other	446	343
Gross deferred tax assets	2,985	3,607
Less: valuation allowance	(111)	(118)
Net deferred tax assets	$2,874	$3,489
Deferred tax liabilities:
Plants, properties and equipment	$(1,965)	$(2,580)
Forestlands and related installment sales	(2,095)	(753)
Other	(192)	(281)
Total deferred tax liabilities	$(4,252)	$(3,614)
Net deferred tax liabilities	$(1,378)	$(125)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The increase in 2006 in Deferred income taxes principally reflects installment sales treatment of certain forestland sales during the year. Other contributing factors include the utilization of U.S. net operating loss carryforwards, the generation of income tax credits and a decrease in deferred tax assets relating to pension costs.

The valuation allowance for deferred tax assets as of January 1, 2006, was $118 million. The net change in the total valuation allowance for the year ended December 31, 2006, was a decrease of $7 million.

The Company recorded an income tax provision for 2006 of $1.9 billion, consisting of a $1.6 billion deferred tax provision (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $300 million current tax provision. The provision also included an $11 million provision related to a special tax adjustment. Excluding the impact of special items, the tax provision was $272 million, or 29% of pre-tax earnings before minority interest.

The Company recorded an income tax benefit for 2005 of $407 million, including a $454 million net tax benefit related to special tax adjustment items, consisting of a tax benefit of $627 million resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S.

federal income tax audit, a $142 million charge for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004, and $31 million of other tax charges. Excluding the impact of special items, the tax provision was $83 million, or 20% of pre-tax earnings before minority interest.

The income tax provision for 2004 was $114 million, or 30% of pre-tax earnings from continuing operations before minority interest, including a $32 million provision related to special items. Excluding the impact of this special tax adjustment item, the tax provision was $98 million, or 19% of pre-tax earnings before minority interest.

International Paper has federal and non-U.S. net operating loss carryforwards that expire as follows: 2007 through 2016 – $161 million, 2017 through 2026 – $1.8 billion, and indefinite carryforwards of $890 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $338 million that expire as follows: 2007 through 2016 – $96 million and 2017 through 2026 – $243 million. International Paper also has federal, non-U.S. and state tax credit carryforwards that expire as follows: 2007 through 2016—$80 million, 2017 through 2026 – $90 million, and indefinite carryforwards – $304 million. Further, International Paper has state capital loss carryforwards that expire as follows: 2007 through 2016 – $10 million.

Deferred income taxes are not provided for temporary differences of approximately $2.7 billion, $2.4 billion and $2.7 billion as of December 31, 2006, 2005 and 2004, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

International Paper is currently being audited by various federal, state and non-U.S. taxing authorities for tax periods from 1996 through 2005. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements.

Unconditional purchase obligations have been entered into in the ordinary course of business, principally for capital projects and the purchase of certain pulpwood, logs, wood chips, raw materials, energy and services, including fiber supply agreements to purchase pulpwood that were entered into concurrently with the 2006 Transformation Plan forestland sales (see Note 7).

At December 31, 2006, total future minimum commitments under existing non-cancelable leases and purchase obligations were as follows:

In millions	2007	2008	2009	2010	2011	Thereafter
Lease obligations (a)	$144	$117	$94	$74	$60	$110
Purchase obligations (b,c)	2,329	462	362	352	323	1,794
Total	$2,473	$579	$456	$426	$383	$1,904

(a)

Included in these amounts are $76 million of lease obligations related to discontinued operations and businesses held for sale that are due as follows: 2007 – $23 million; 2008 – $19 million; 2009 – $15 million; 2010 – $7 million; 2011 – $5 million; and thereafter – $7 million.

(b)

Included in these amounts are $1.3 billion of purchase obligations related to discontinued operations and businesses held for sale that are due as follows: 2007 – $335 million; 2008 – $199 million; 2009 – $157 million; 2010 – $143 million; 2011 – $141 million; and thereafter – $331 million.

(c)	Includes $2.2 billion relating to fiber supply agreements entered into at the time of the Transformation Plan forestland sales.

Rent expense was $217 million, $216 million and $225 million for 2006, 2005 and 2004, respectively.

International Paper entered into an agreement in 2000 to guarantee, for a fee, an unsecured contractual credit agreement between a financial institution and an unrelated third-party customer. In the fourth quarter of 2006, the customer cancelled the agreement and paid the Company a fee of $11 million, which is included in Cost of products sold in the accompanying consolidated statement of operations. Accordingly, the Company has no future obligations under this agreement.

In connection with sales of businesses, property, equipment, forestlands and other assets, International Paper commonly makes representations and warranties relating to such businesses or assets, and may agree to indemnify buyers with respect to tax and environmental liabilities, breaches of repre-sentations and warranties, and other matters. Where liabilities for such matters are determined to be probable and subject to reasonable estimation, accrued liabilities are recorded at the time of sale as a cost of the transaction.

Under the terms of the sale agreement for the Beverage Packaging business, the purchase price received by the Company is subject to a post-closing adjustment if adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 are less than a targeted amount. The adjustment, if any, would equal five times the shortfall from the targeted amount. While management does not currently believe that such adjustment is probable based upon current projections, it is reasonably possible that an adjustment could be required in 2007.

International Paper does not currently believe that it is reasonably possible that future unrecorded liabilities for other such matters, if any, would have a material adverse effect on its consolidated financial statements.

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

The third suit, entitled Smith, et al. v. Masonite Corporation, et al., was filed in 1995 and settled on January 6, 1999 (the Woodruf Settlement). The plaintiffs alleged that Woodruf roofing manufactured by Masonite was defective and caused damage to the structure underneath the roofing. The class consisted of all U.S. property owners who had incorporated and installed Woodruf roofing from January 1, 1980, to January 6, 1999. For roofing that was installed between January 1, 1980, and December 31, 1989, the deadline for filing claims expired January 6, 2006, and for roofing installed between January 1, 1990, and January 6, 1999, claims must be made by January 6, 2009.

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

CLAIMS FILING AND EVALUATION

For all of the settlements, once a claim is determined to be valid, the amount of the claim is determined by reference to a negotiated compensation formula designed to compensate the homeowner for product damage to the structure. The compensation formula is based on (1) the average cost per square foot for product replacement, including material and labor as calculated by industry standards, in the area in which the structure is located, adjusted for inflation, or (2) the cost of appropriate refinishing as determined by industry standards in such area. Pursuant to the settlement agreements, these costs are determined by reference to “Mean’s Price Data,” as published by R.S. Means Company and updated annually for inflation. Persons receiving compensation pursuant to this formula also agree to release the Company and Masonite from all other property damage claims relating to the product in question.

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

CLAIMS PAYMENT DATA

Through December 31, 2006, net settlement payments totaled approximately $1.1 billion ($883 million for the Hardboard Settlement, $153 million for the Omniwood Settlement and $54 million for the Woodruf Settlement), including $159 million of non-refundable attorneys’ fees.

The average settlement cost per claim for the years ended December 31, 2006, 2005 and 2004 for the Hardboard, Omniwood and Woodruf Settlements are set forth in the table below:

AVERAGE SETTLEMENT COST PER CLAIM

	Hardboard		Omniwood		Woodruf
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2006	$2.2	$3.4	$4.6	$3.0	$4.4	$3.7
December 31, 2005	2.5	2.2	4.6	6.1	4.3	0.5
December 31, 2004	2.3	3.1	4.3	4.2	4.2	4.0

The above information is calculated by dividing the aggregate amount of claims paid during the specified period by the number of claims paid during such period.

The following table shows an analysis of claims activity related to the Hardboard, Omniwood and Woodruf

Settlements for the years ended December 31, 2006, 2005 and 2004:

CLAIMS ACTIVITY

	Hardboard		Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2003	26.4	2.8	1.8	0.5	0.8	0.3	29.0	3.6	32.6
No. of Claims Filed	56.0	8.0	5.2	–	0.6	–	61.8	8.0	69.8
No. of Claims Paid	(28.6)	(3.7)	(4.0)	(0.1)	(0.4)	–	(33.0)	(3.8)	(36.8)
No. of Claims Dismissed	(14.9)	(2.1)	(0.6)	–	(0.1)	–	(15.6)	(2.1)	(17.7)
December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	27.3	5.6	4.6	0.4	0.6	–	32.5	6.0	38.5
No. of Claims Paid	(30.7)	(5.3)	(4.1)	(0.3)	(0.5)	–	(35.3)	(5.6)	(40.9)
No. of Claims Dismissed	(15.3)	(2.1)	(0.5)	–	(0.2)	–	(16.0)	(2.1)	(18.1)
December 31, 2005	20.2	3.2	2.4	0.5	0.8	0.3	23.4	4.0	27.4
No. of Claims Filed	18.3	0.6	5.4	0.3	0.6	–	24.3	0.9	25.2
No. of Claims Paid	(12.7)	(1.6)	(4.3)	(0.2)	(0.4)	–	(17.4)	(1.8)	(19.2)
No. of Claims Dismissed	(4.0)	(0.1)	(0.8)	–	(0.2)	–	(5.0)	(0.1)	(5.1)
December 31, 2006	21.8	2.1	2.7	0.6	0.8	0.3	25.3	3.0	28.3

At December 31, 2006, there were $19 million of payments due for claims that have been determined to be valid ($13 million for Hardboard, $5 million for Omniwood and $1 million for Woodruf) and an estimated $8 million of payments associated with claims currently under evaluation ($6 million for claims related to Hardboard, $2 million for claims related to Omniwood and none for claims related to Woodruf). In addition, there was approximately $4 million of costs associated with administrative and legal fees incurred but not paid prior to year-end.

RESERVE FOR SIDING AND ROOFING SETTLEMENTS

At December 31, 2006, net reserves for the settlements discussed above totaled $124 million, of which $72 million is attributable to the Hardboard Settlement, $49 million to the Omniwood Settlement and $3 million to the Woodruf Settlement.

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2006, 2005 and 2004:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2003	$261	$117	$9	$387
Payments	(111)	(20)	(5)	(136)
Insurance collections	8	–	–	8
Balance, December 31, 2004	158	97	4	259
Payments	(119)	(23)	(4)	(146)
Insurance collections	(5)	–	5	–
Balance, December 31, 2005	34	74	5	113
Additional provision	90	–	–	90
Payments	(52)	(25)	(2)	(79)
Balance, December 31, 2006	$72	$49	$3	$124

While, for tracking purposes, the Company maintains three reserve accounts for each of the Hardboard, Omniwood and Woodruf Settlements, we evaluate the adequacy of the aggregate reserve due to their similar and related nature. In making a determination as to the adequacy of the aggregate reserve, we employ a third-party consultant to conduct statistical studies of future costs utilizing recent claims experience data. These projections are updated annually using recent claims activity and other factors typically considered in projecting future claims and costs.

Throughout 2006, Omniwood and Woodruf claims activity were in line with projections. However, during the first three quarters of 2006, claims activity for Hardboard claims was in excess of projected amounts as both the number and average cost per claim exceeded projections. In the first quarter, the Company was advised by its third-party consultant that most of the 1980’s Hardboard Claims had been processed and a reasonable estimate could be made of the amount necessary to settle the remaining claims. Accordingly, a charge of $15 million was recorded in the first quarter to increase the reserve to management’s best estimate of the amount required for future payments. At the end of the third quarter, the Company determined that, pending completion of an updated projection by the third-party consultant, an additional $35 million charge was required to increase the reserve balance to reflect the higher claims activity for the 1990’s Hardboard claims. This updated projection was completed in the fourth quarter taking into account claims data through December 31, 2006. As a result, an additional pre-tax charge of $40 million was recorded in the fourth quarter to increase the reserve to management’s best estimate of projected future claims and expense payments through the end of the claims period (January 15, 2008).

A number of factors could cause actual results to vary from our projections, including a higher than projected cost per claim (due to higher construction, wood, energy and replacement costs, all of which affect the inflation factor for the Means Price Data discussed above).

The Company believes that, as of the end of 2006, the aggregate reserve balance for the Hardboard, Omniwood and Woodruf Settlements is adequate. However, the Company will continue to evaluate the relevant data through the end of the claims period in order to determine if any further adjustments to its aggregate reserve will be warranted.

HARDBOARD INSURANCE MATTERS

The Company commenced a number of lawsuits and arbitration proceedings against various insurance carriers relating to their refusal to indemnify and/or defend the Company and Masonite for, among other things, the Hardboard Settlement.

These matters have been favorably resolved resulting in the execution of settlement agreements that require the insurance carriers to pay the Company an aggregate of approximately $625 million.

In millions	2006	2005	2004
Insurance settlements	$22	$334	$174
Income recognized	19	258	123
Cash settlements received, net	80	114	96

Including collections received prior to 2003, cumulative net cash settlements received totaled $384 million through December 31, 2006. Approximately $111 million of additional cash will be collected in 2007 and 2008 under current settlement agreements.

In 2004, the Company settled a dispute with a third party relating to an alternative risk-transfer agreement. Under that agreement, the Company received $100 million for certain costs relating to the Hardboard Settlement and other hardboard siding cases. As part of the settlement, the Company agreed to pay the third party a portion of certain insurance recoveries received by the Company after January 1, 2004, up to a maximum of $95 million. As of December 31, 2006, approximately $66 million had been paid to the third party under this settlement.

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

NOTE 11 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions at December 31	2006	2005
Raw materials	$265	$249
Finished pulp, paper and packaging products	1,341	1,383
Operating supplies	271	259
Other	32	41
Inventories	$1,909	$1,932

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 70% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $252 million and $239 million at December 31, 2006 and 2005, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2006	2005
Pulp, paper and packaging facilities
Mills	$16,665	$15,968
Packaging plants	5,093	5,068
Other plants, properties and equipment	1,285	1,450
Gross cost	23,043	22,486
Less: Accumulated depreciation	14,050	13,413
Plants, properties and equipment, net	$8,993	$9,073

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $21 million in 2006, $14 million in 2005 and $10 million in 2004. Interest payments made during 2006, 2005 and 2004 were $734 million, $819 million and $773 million, respectively. The 2005 interest payments include a $52 million payment to the U.S. Internal Revenue Service related to the settlement of the 1997 – 2000 U.S. federal income tax audits. Total interest expense was $651 million in 2006, $681 million in 2005, net of a $46 million credit related to the settlement of the tax audits discussed above and $782 million in 2004. Interest income was $130 million, $86 million and $70 million in 2006, 2005 and 2004, respectively.

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2006 and 2005.

In millions	Balance January 1, 2006 (a)	Reclassifi- cations and Other (b)	Additions/ Reductions		Balance December 31, 2006
Printing Papers	$1,674	$(174)	$–		$1,500
Industrial Packaging	677	4	(11	)(c)	670
Consumer Packaging	960	179	(688	)(d)	451
Distribution	299	9	–		308
Corporate	11	(11)	–		–
Total	$3,621	$7	$(699)		$2,929

(a)

Restated to show the Kraft Papers, Beverage Packaging, Wood Products and Brazil Coated Papers businesses as discontinued operations and Arizona Chemical and Coated and Supercalendered Papers as businesses held for sale.

(b)

Represents the effects of foreign currency translations and reclassifications, principally $179 million relating to the movement of the coated bristols business from Printing Papers to Consumer Packaging.

(c)

Reflects a $3 million decrease from the sale of International Paper Containers (UK) Limited and International Paper Ireland, a $1 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, a $5 million increase from the purchase of an additional 25% interest in IPPM on May 1, 2006, a $9 million decrease representing the completion of the purchase accounting for a 66.5% interest acquired in Compagnie Marocaine des Cartons et des Papiers in October 2005, and a $5 million decrease from the completion of the purchase accounting for the Box USA acquisition.

(d)

Represents charges of $630 million and $129 million related to the annual impairment testing of the coated paperboard business and Shorewood packaging business, respectively, and a $71 million increase related to the accounting for certain joint ventures in China.

In millions	Balance January 1, 2005 (a)	Reclassifi- cations and Other (b)	Additions/ Reductions		Balance December 31, 2005
Printing Papers	$1,672	$3	$–		$1,675
Industrial Packaging	591	18	67(c	)	676
Consumer Packaging	987	(28)	1(d	)	960
Distribution	299	–	–		299
Corporate	24	–	(13	)(e)	11
Total	$3,573	$(7)	$55		$3,621

(a)

Restated to show the Kraft Papers, Beverage Packaging, Wood Products and Brazil Coated Papers businesses as discontinued operations and Arizona Chemical and Coated and Supercalendered Papers as businesses held for sale.

(b)	Represents the effects of foreign currency translations and reclassifications.
(c)

Reflects the completion of the accounting for the acquisition of Box USA of $23 million, the acquisition of Compagnie Marocaine des Cartons et des Papiers of $12 million and the acquisition of a 50% interest in IPPM of $38 million, offset by the effects of the sale of the Industrial Papers business of $6 million.

(d)

Reflects a $5 million adjustment resulting from the acquisition of a minority interest in Shorewood EPC Europe Limited and $1 million related to the acquisition of a 20% interest in IP Korea Ltd., offset by $5 million related to the reclassification of IP Pty Australia Ltd. to equity method investments.

(e)	Reflects the sale of International Paper’s Fine Papers business.

Excluded from the above tables is goodwill totaling approximately $1.2 billion at December 31, 2005 relating to the Company’s Coated and Supercalendered Papers business included in Assets of businesses held for sale that was written off in connection with the 2006 first-quarter $1.3 billion pre-tax charge to reduce the net assets of that business to estimated fair value.

In the fourth quarter of 2006, in conjunction with annual testing for possible goodwill impairments, the Company recorded charges of $630 million and $129 million related to its coated paperboard business and Shorewood business, respectively, based on the estimated fair values of these businesses determined using projected future operating cash flows.

The following table presents an analysis of activity related to asset retirement obligations since January 1, 2005:

In millions	2006	2005
Asset retirement obligation at January 1	$33	$30
New liabilities	1	9
Liabilities settled	(4)	(5)
Net adjustments to existing liabilities	(1)	(2)
Accretion expense	1	1
Asset retirement obligation at December 31	$30	$33

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances for the years ended December 31, 2006 and 2005:

In millions	2006	2005
Balance, beginning of year	$185	$152
Interest of CHH in an IP consolidated subsidiary	–	17
Purchase of CHH’s interest in an IP consolidated subsidiary	(15)	–
Minority interest of acquired entities	33	15
Dividends paid	(12)	(11)
Minority interest expense	17	9
Other, net	5	3
Balance, end of year	$213	$185

In December 2004, International Paper completed the sale of 1.1 million acres of forestlands in Maine and New Hampshire to a private forest investment company for $244 million. Since International Paper had some continuing interest in these forestlands through a long-term fiber supply agreement, no gain was recognized in 2004 on this transaction. However, the net cash proceeds from the transaction of approximately $242 million are included as a source of cash in the accompanying consolidated statement of cash flows. The deferred gain on the transaction totaling $112 million at December 31, 2005 was included in Other liabilities in the accompanying consolidated balance sheet. In the third quarter of 2006, the remaining deferred gain was recognized upon the sale of the Company’s Coated and Super calendered business (see Note 7).

NOTE 12 DEBT AND LINES OF CREDIT

During 2006, International Paper used proceeds from divestitures and cash from operations to retire approximately $5.2 billion of long-term debt.

In December 2006, International Paper retired approximately $2.2 billion of notes with interest rates ranging from 3.8% to 10.0% and original maturities from 2008 to 2029. Also in the fourth quarter of 2006, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, repaid $343 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayments of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third-party commercial paper issued under the Company’s receivables securitization program. As of December 31, 2006, International Paper had repaid all of the commercial paper borrowed under this program.

In February 2006, International Paper repurchased $195 million of 6.4% debentures with an original maturity date of February 2026. Other reductions in the first quarter of 2006 included early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029.

Pre-tax early debt retirement costs of $165 million related to the above 2006 debt reductions are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In November and December of 2005, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, issued $700 million of long-term debt with an initial interest rate of LIBOR plus 40 basis points that can vary depend -

ing upon the credit rating of the Company and a maturity date in November 2010. Additionally, the subsidiary borrowed $70 million under a bank credit agreement with an initial interest rate of LIBOR plus 40 basis points that can vary depending on the credit rating of the Company, and with a maturity date in November 2006.

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

A summary of long-term debt follows:

In millions at December 31	2006	2005
8 7/8% to 10% notes - due 2011 - 2012	$19	$136
9.25% debentures - due 2011	44	125
7% to 7 7/8% notes - due 2007	198	437
6 7/8% notes - due 2023 - 2029	130	351
6.75% notes - due 2011	195	819
6.65% notes - due 2037	99	98
6.4% notes to 6.5% notes - due 2007	147	344
6.4% to 7.75% debentures - due 2025 - 2027	254	571
5.85% notes - due 2012	284	969
5.25% to 5.5% notes - due 2014 - 2016	839	1,296
5 3/8% euro notes - due 2006	–	296
5 1/8% debentures - due 2012	110	106
3.8% to 4.25% notes - due 2008 - 2010	913	1,152
Zero-coupon convertible debentures - due 2021	2	1,185
Medium-term notes - due 2009 (a)	30	43
Floating rate notes - due 2007 - 2016 (b)	1,690	1,764
Environmental and industrial development bonds - due 2007 - 2033 (c)	1,934	2,005
Commercial paper and bank notes (d)	246	415
Other (e)	89	85
Total (f)	7,223	12,197
Less: Current maturities	692	1,178
Long-term debt	$6,531	$11,019

(a)	The weighted average interest rate on these notes was 8.1% in 2006 and 2005.
(b)	The weighted average interest rate on these notes was 5.0% in 2006 and 4.2% in 2005.
(c)	The weighted average interest rate on these bonds was 5.4% in 2006 and 5.5% in 2005.
(d)	The weighted average interest rate was 5.4% in 2006 and 4.9% in 2005. Includes $150 million of non-U.S. denominated borrowings with a weighted average interest rate of 5.1% in 2006.
(e)	Includes $3 million at December 31, 2006, and $6 million at December 31, 2005, related to interest rate swaps treated as fair value hedges (see Note 13).
(f)	The fair market value was approximately $7.3 billion at December 31, 2006 and $12.3 billion at December 31, 2005.

Total maturities of long-term debt over the next five years are 2007 - $692 million; 2008 - $129 million; 2009 - $1.1 billion; 2010 - $1.2 billion; and 2011 - $381 million.

At December 31, 2006 and 2005, International Paper classified $100 million and $1.25 billion, respectively, of tenderable bonds, contingently convertible securities, commercial paper and bank notes, and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2006, International Paper’s unused contractually committed bank credit agreements totaled $3.0 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. In March 2006, International Paper replaced its maturing $750 million revolving bank credit agreement with a 364-day $500 million fully committed revolving bank credit agreement that expires in March 2007 and has a facility fee of 0.08% payable quarterly, and replaced its $1.25 billion revolving bank credit agreement with a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. In addition, in October 2006, the Company amended its existing receivables securitization program that provides for up to $1.2 billion of commercial paper-based financings with a facility fee of 0.20% and an expiration date in November 2007, to provide up to $1.0 billion of available commercial paper-based financings with a facility fee of 0.1% and an expiration date of October 2009. At December 31, 2006, there were no borrowings under either the bank credit agreements or receivables securitization program.

Additionally, International Paper Investments (Luxembourg) S.ar.l. has a $100 million bank credit agreement maturing in December 2007, with $40 million in borrowings outstanding as of December 31, 2006.

At December 31, 2006, outstanding debt included approximately $246 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. In the third quarter of 2006, Standard & Poor’s reaffirmed the Company’s long-term credit rating of BBB, revised its ratings outlook from negative to stable, and upgraded its short-term credit rating from A-3 to A-2. At December 31, 2006, the Company also held long-term credit ratings of Baa3 (stable outlook) and a short-term credit rating of P-3 from Moody’s Investor Services.

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

INTEREST RATE RISK

Interest rate swaps may be used to manage interest rate risks associated with International Paper’s debt. These instruments are evaluated at inception to determine if they qualify for hedge accounting, in accordance with SFAS No. 133. Interest rate swap agreements with a total notional amount at December 31, 2006, of approximately $500 million and maturities ranging from two to 18 years do not qualify as hedges under SFAS No. 133. For the years ended December 31, 2006, 2005 and 2004, the change in fair value of these swaps was immaterial. The fair value of the swap contracts as of December 31, 2006, is a $7 million liability.

The remainder of International Paper’s interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2006 and 2005, outstanding notional amounts for its interest rate swap fair value hedges amounted to approximately $1.9 billion and $1.7 billion, respectively. The fair values of these swaps were net assets of approximately $2 million and $7 million at December 31, 2006 and 2005, respectively.

In 2006 and 2005, interest rate swap hedges with a notional value of $1.4 billion and $313 million,

respectively, were terminated, or undesignated as an effective fair value hedge, in connection with various early retirements of debt. The resulting gains of approximately $17 million and $6 million, respectively, are included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

In connection with International Paper’s debt tender during the fourth quarter of 2006, reverse treasury rate locks were used to offset changes in the redemption price of tendered notes due to movements in treasury rates prior to the tender pricing date. These instruments resulted in a loss of approximately $9 million, which is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

COMMODITY RISK

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper may use swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in OCI. On the date a contract matures, the gain or loss is reclassified into cost of products sold concurrent with the recognition of the commodity purchased. For the year ended December 31, 2006, the reclassification to earnings was an after-tax loss of $7 million, representing the after-tax cash settlements on maturing energy hedge contracts. In 2005, there was no reclassification from OCI to earnings related to commodity hedging, and in 2004, the reclassification to earnings was immaterial. Unrealized after-tax losses of $13 million for 2006 and $2 million for 2005 and 2004 were recorded to OCI. After-tax losses of approximately $5 million as of December 31, 2006, are expected to be reclassified to earnings in 2007. The net fair value of energy hedge contracts as of December 31, 2006, is a $12 million liability recorded in Other liabilities in the accompanying consolidated balance sheet.

FOREIGN CURRENCY RISK

International Paper’s policy has been to hedge certain investments in non-U.S. operations through borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps or forward exchange contracts. These financial instruments are effective as hedges against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the non-U.S. operation’s net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. For the years ended December 31, 2006, 2005 and 2004, net gains and losses included in the cumulative translation adjustment relating to derivative and debt instruments hedging foreign net investments amounted to a $11 million loss, a $19 million gain and a $74 million loss after taxes and minority interest, respectively. The 2004 loss includes $50 million relating to net investment hedges that were included in the loss on sale of Weldwood in Discontinued operations in 2004.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of three years or less as of December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, net unrealized gains after taxes and minority interest totaling $18 million, $48 million and $72 million, respectively, were recorded to OCI. Net after-tax gains of $20 million, $14 million and $4 million were reclassified to earnings. Gains relating to CHH, after taxes and minority interest, totaling $14 million and $22 million are included in Discontinued operations for the years ended December 31, 2005 and 2004, respectively. Cumulative OCI after-tax and minority interest gains of $40 million are included in the gain on sale of CHH in Discontinued operations in 2005. As of December 31, 2006, gains of $24 million after taxes are expected to be reclassified to earnings in 2007. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

NOTE 14 CAPITAL STOCK

The authorized capital stock at both December 31, 2006 and 2005, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

In July 2006, in connection with the planned use of projected proceeds from the Company’s Transformation Plan, International Paper’s Board of Directors authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock. In a modified “Dutch Auction” tender offer completed in September 2006, International Paper purchased 38,465,260 shares of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. In addition, in December 2006, the Company purchased an additional 1,220,558 shares of its common stock in the open market at an average price of $33.84 per share, plus costs to acquire the shares, for a total cost of approximately $41 million. Following the completion of these share repurchases, International Paper had approximately 454 million shares of common stock issued and outstanding.

NOTE 15 RETIREMENT PLANS

U.S. DEFINED BENEFIT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for these pension plans receive an additional company contribution to their savings plan (see “Other Plans” on page 83).

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

For its qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). In addition, International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in 2006, and does not expect to make any contributions in 2007.

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for senior vice presidents and above who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which are expected to be $41 million in 2007.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2006	2005	2004
Service cost	$141	$129	$115
Interest cost	506	474	467
Expected return on plan assets	(540)	(556)	(592)
Actuarial loss	243	167	94
Amortization of prior service cost	27	29	27
Net periodic pension expense (a)	$377	$243	$111

(a)

Excludes $9.1 million, $6.5 million and $3.4 million in 2006, 2005 and 2004, respectively, in curtailment losses, and $8.7 million, $3.6 million and $1.4 million in 2006, 2005 and 2004, respectively, of termination benefits, in connection with cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $77.2 million and $14.3 million in 2006 and 2005, respectively, in curtailment losses, and $18.6 million and $7.6 million of termination benefits in 2006 and 2005, respectively, related to certain divestitures recorded in Net losses on sales and impairments of businesses held for sale in the consolidated statement of operations.

The increase in 2006 pension expense was principally due to a change in the mortality assumption to use the RP 2000 Table and the use of a lower assumed discount rate. The increases in 2005 expense reflects a lower assumed discount rate, a decrease in the assumed long-term return on plan assets, and an increase in the amortization of unrecognized actuarial losses.

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

Weighted average assumptions used to determine net pension expense for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	3.25%	3.25%	3.25%

Weighted average assumptions used to determine benefit obligations as of December 31, 2006 and 2005, were as follows:

	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	3.75%	3.25%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2007, the Company will use an expected long-term rate of return on plan assets of 8.50%, a discount rate of 5.75% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $195 million for its U.S. defined benefit plans in 2007, with the decrease from expense of $377 million in 2006 principally reflecting expected earnings on a $1.0 billion contribution made to the plan in the fourth quarter of 2006 as part of the Company’s Transformation Plan, and an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006.

The following illustrates the effect on pension expense for 2007 of a 25 basis point decrease in the above assumptions:

In millions	2007
Expense/(Income):
Discount rate	$27
Expected long-term return on plan assets	19
Rate of compensation increase	(6)

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

International Paper’s pension plan asset allocations by type of fund at December 31, 2006 and 2005, and target allocations by asset category are as follows:

			Percentage of Plan Assets at December 31,
Asset Category	Target Allocations		2006	2005
Equity securities	52	% - 63%	57%	61%
Debt securities	26	% - 34%	34%	28%
Real estate	5	% - 10%	7%	9%
Other	2	% - 8%	2%	2%
Total			100%	100%

At December 31, 2006, plan assets included 12,800 shares of International Paper common stock with a market value of approximately $430,000. No plan assets were invested in International Paper common stock at December 31, 2005.

At December 31, 2006, projected future pension benefit payments are as follows:

In millions
2007	$547
2008	528
2009	533
2010	543
2011	556
2012 - 2016	3,018

Minimum Pension Liability Adjustment

At December 31, 2002, International Paper’s qualified defined benefit pension plan had a prepaid benefit cost of approximately $1.7 billion. At that date, the market value of the plan assets was less than the accumulated benefit obligation (ABO) for this plan. In accordance with the requirements of SFAS No. 87, the prepaid asset was reversed and an additional minimum liability of $2.7 billion was established equal to the shortfall of the market value of plan assets below the ABO plus the prepaid benefit cost. This resulted in an after-tax direct charge to Accumulated other comprehensive income (OCI) of $1.5 billion, with no impact on earnings, earnings per share or cash.

Strong actual returns on plan assets in the fourth quarter of 2004 increased the market value of plan assets by more than the increase in the ABO, resulting in a reduction in the required additional minimum pension liability. As a result, a credit to after-tax OCI was recognized in the amount of $41 million at December 31, 2004. At December 31, 2005, the change in the mortality assumption increased the ABO by more than plan assets requiring an after-tax charge to OCI of $290 million. At December 31, 2006, an after-tax credit to OCI of $484 million was recorded. International Paper also incurred adjustments to the nonqualified plan additional minimum liabilities and recorded an after-tax credit to OCI of $12 million in 2006 and an after-tax charge of $14 million in 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires that the funded status of benefit plans be recorded on the consolidated balance sheet. International Paper adopted SFAS No. 158 as of December 31, 2006. The effect of the adoption of this Statement on the Company’s consolidated balance sheet for the U.S. defined benefit plans is shown below.

In millions	Before Adoption	Adjustments	After Adoption
Intangible asset	$176	$(176)	$–
Liability	(435)	(436)	(871)
Deferred tax	749	235	984
Accumulated OCI	1,204	377	1,581

The following table summarizes the projected and accumulated benefit obligations and fair values of plan assets for the qualified and nonqualified defined benefit plans at December 31, 2006 and 2005:

In millions	2006		2005
Projected benefit obligation	$9,237		$9,278
Accumulated benefit obligation	8,801		8,855
Fair value of plan assets	8,366	(a)	6,944

(a)	Reflects a $1.0 billion voluntary contribution in the fourth quarter of 2006.

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years as of December 31, 2006) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost during the next fiscal year are $186 million and $20 million, respectively.

The following table shows the changes in the benefit obligation and plan assets for 2006 and 2005, and the plans’ funded status. The benefit obligation as of December 31, 2006 decreased by $41 million, principally as a result of an increase in the discount rate assumption used in computing the estimated benefit obligation. Plan assets increased by $1.4 billion, reflecting the $1.0 billion contribution made in 2006 and favorable investment results.

In millions	2006	2005
Change in projected benefit obligation:
Benefit obligation, January 1	$9,278	$8,294
Service cost	141	129
Interest cost	506	474
Actuarial loss	(118)	833
Benefits paid	(540)	(515)
Divestitures	(31)	(4)
Restructuring	2	4
Special termination benefits	27	11
Plan amendments	(28)	52
Benefit obligation, December 31	$9,237	$9,278
Change in plan assets:
Fair value of plan assets, January 1	$6,944	$6,745
Actual return on plan assets	935	694
Company contributions	1,027	20
Benefits paid	(540)	(515)
Fair value of plan assets, December 31	$8,366	$6,944
Funded status, December 31	$(871)	$(2,334)
Amounts recognized in the consolidated balance sheet:
Intangible asset	$–
Current liability	(41)
Non-current liability	(830)
	$(871)
Amounts recognized in accumulated other comprehensive income under SFAS 158 (pre-tax):
Net actuarial loss	$2,389
Prior service cost	175
	$2,564

Unrecognized actuarial losses totaled $3.2 billion at December 31, 2005. The accompanying consolidated balance sheet at December 31, 2005 included an accrued benefit liability of $1.9 billion and a $2.8 billion minimum pension liability adjustment included in Other comprehensive income.

Non-U.S. Defined Benefit Plans

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2006	2005	2004
Service cost	$13	$11	$10
Interest cost	15	12	11
Expected return on plan assets	(13)	(10)	(8)
Actuarial loss	2	2	1
Estimated expenses	–	–	1
Net periodic pension expense (a)	$17	$15	$15

(a)

Excludes $10 million of curtailment losses in 2006 related to multiple divestitures to include the sale of Beverage Packaging, Coated Papers, Polyrey and U.K. Container recorded in Net losses on sales and impairments of businesses held for sale in the consolidated statement of operations. Also excludes $1.7 million of curtailment gains in 2005 related to the divestiture of Maresquel recorded in Net losses on sales and impairments of businesses held for sale in the consolidated statement of operations.

Weighted average assumptions used to determine net pension expense for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	4.86%	5.11%	5.43%
Expected long-term return on plan assets	6.80%	6.68%	6.66%
Rate of compensation increase	3.39%	3.32%	3.50%

Weighted average assumptions used to determine benefit obligations as of December 31, 2006 and 2005, were as follows:

	2006	2005
Discount rate	5.21%	4.86%
Rate of compensation increase	3.35%	3.39%

The following table shows the changes in the benefit obligation and plan assets for 2006 and 2005 and the plans’ funded status as of December 31, 2006 and 2005.

In millions	2006	2005
Change in projected benefit obligation:
Benefit obligation, January 1	$276	$365
Obligations for additional plans	5	1
Service cost	13	11
Interest cost	14	12
Participants’ contributions	3	3
Divestitures	(61)	(121)
Curtailment gains	–	(2)
Actuarial (gain) loss	(23)	40
Benefits paid	(9)	(12)
Effect of foreign currency exchange rate movements	30	(21)
Benefit obligation, December 31	$248	$276
Change in plan assets:
Fair value of plan assets, January 1	$173	$255
Actual return on plan assets	18	30
Company contributions	36	16
Benefits paid	(9)	(12)
Participants’ contributions	3	3
Divestitures	(62)	(108)
Effect of foreign currency exchange rate movements	20	(11)
Fair value of plan assets, December 31	$179	$173
Funded status	$(69)	$(103)
Amounts recognized in the consolidated balance sheet:
Non-current assets	$10
(Liabilities)	(79)
Total asset/(liability) recognized	$(69)
Amounts recognized in accumulated other
comprehensive income (pre-tax):
Transition (asset)/obligation	$–
Prior service cost	1
Net (gain)/loss	22
Total accumulated other comprehensive income at end of year	$23

In 2005, excluding a $57 million unrecognized net actuarial loss, a $1 million unrecognized transition asset, and $1 million of unamortized prior service costs, prepaid benefit costs of $2 million, an accrued benefit liability of $93 million, and a $43 million minimum pension liability adjustment included in Other comprehensive income were included in the accompanying consolidated balance sheet.

For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $206 million, $180 million and $127 million, respectively, at December 31, 2006. Plan assets consist principally of common stock and fixed income securities. Adjustments to the non-U.S. plans’ additional minimum liabilities at December 31, 2006, resulted in a charge to OCI of $15 million after taxes.

The effect of the adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for the non-U.S. defined benefit plans is shown below.

In millions	Before Adoption	Adjustments	After Adoption
Prepaid benefit cost	$2	$8	$10
Liability	(70)	(9)	(79)
Deferred tax	7	—	7
Accumulated OCI	22	1	23

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

As determined by the provisions of each plan, International Paper matches the employees’ basic voluntary contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Such contributions to the plans totaled approximately $96 million, $88 million and $87 million for the plan years ending in 2006, 2005 and 2004, respectively.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In accordance with FSP FAS 106-2, the effects of the Medicare Act on International Paper’s plans have been recorded prospectively beginning July 1, 2004. This resulted in a reduction of net postretirement benefit cost of approximately $8 million and a reduction of the accumulated postretirement benefit obligation (APBO) of approximately $110 million in 2004, which is treated as a reduction of unrecognized actuarial losses that are amortized to expense over the average remaining service period of employees eligible for postretirement benefits. The final regulations for the implementation of the Medicare Act were released on January 21, 2005. This resulted in a remeasurement of the plan that reduced net postretirement benefit costs by $14 million and reduced the APBO by $59 million in 2005.

The components of postretirement benefit expense in 2006, 2005 and 2004, were as follows:

In millions	2006	2005	2004
Service cost	$2	$2	$6
Interest cost	33	38	52
Actuarial loss	22	20	35
Amortization of prior service cost	(50)	(40)	(40)
Net postretirement benefit expense (a)	$7	$20	$53

(a)

Excludes $1.3 million, $1.8 million and $1.0 million of curtailment gains in 2006, 2005 and 2004, respectively, and $2.6 million and $0.8 million in 2005 and 2004, respectively, of termination benefits, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $0.2 million and $4.1 million in curtailment gains in 2006 and 2005, respectively, and $13.7 million and $1 million of termination benefits in 2006 and 2005, respectively, related to certain divestitures recorded in Net losses on sales and impairments of businesses held for sale in the consolidated financial statements.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The discount rates used to determine net cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	5.50%	5.50%	6.00%

The weighted average assumptions used to determine the benefit obligation at December 31, 2006 and 2005, were as follows:

	2006	2005
Discount rate	5.75%	5.50%
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2011	2010

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2006, by approximately $33 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2006, by approximately $29 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $2 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2006 and 2005:

In millions	2006	2005
Change in benefit obligation:
Benefit obligation, January 1	$703	$838
Service cost	2	2
Interest cost	33	38
Participants’ contributions	46	42
Actuarial (loss)/gain	12	(100)
Benefits paid	(133)	(136)
Less Federal subsidy	11	–
Plan amendments	(88)	13
Divestitures	16	1
Restructuring	6	3
Special termination benefits	16	2
Benefit obligation, December 31	$624	$703
Change in plan assets:
Fair value of plan assets, January 1	$–	$–
Company contributions	87	94
Participants' contributions	46	42
Benefits paid	(133)	(136)
Fair value of plan assets, December 31	$–	$–
Funded status	$(624)	$(703)
Amount recognized in the consolidated balance sheet under SFAS 158:
Current liability	(59)
Non-current liability	(565)
	$(624)
Amount recognized in accumulated other comprehensive income under SFAS 158:
Net actuarial loss	227
Prior service credit	(182)
	$45

In 2005, excluding $238 million of unrecognized net actuarial losses and $167 million of unamortized prior service costs, accrued benefit costs of $632 million were included in Other liabilities in the accompanying consolidated balance sheet.

The estimated amount of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost over the next fiscal year are $21 million and $(43) million, respectively.

The effect of the adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for U.S. postretirement benefit plans is shown below:

In millions	Before Adoption	Adjustments	After Adoption
Current liability	$(59)	$–	$(59)
Noncurrent liability	(520)	(45)	(565)
Deferred tax	–	74	74
Accumulated OCI	–	(29)	(29)

At December 31, 2006, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts are as follows:

In millions	Benefit Payments	Subsidy Receipts
2007	$73	$13
2008	73	14
2009	71	15
2010	68	15
2011	65	15
2012 - 2016	281	75

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian and Brazilian employees are eligible for retiree health care and life insurance. Net postretirement benefit cost for our non-U.S. plans was $3 million for 2006, $3 million for 2005 and $2 million for 2004. The benefit obligation for these plans was $17 million in 2006 and $21 million in 2005. The adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for the Company’s Non-U.S. postretirement benefit plans was an increase in the non-current benefit liability of $2 million and a charge to Accumulated other comprehensive income of approximately $1 million.

NOTE 17 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a stock option program, a performance share program, a service-based restricted stock award program, and an executive continuity award program that provides for tandem grants of restricted stock and stock options. The LTICP is administered by the Management Development and Compensation Committee the Board of Directors (Committee) who are not eligible for awards. Also, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 4,225 and 5,135 rights outstanding at December 31, 2006 and 2005, respectively. Additionally, restricted stock, which may be deferred into restricted stock units (RSUs), may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

Effective January 1, 2006, International Paper adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective method. As no unvested stock options were outstanding at this date, the adoption did not have a material impact on the consolidated financial statements.

STOCK OPTION PROGRAM

International Paper accounts for stock options under SFAS No. 123(R), “Share-Based Payment.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants were expensed in 2006.

During each reporting period, diluted earnings per share is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the optionees in their individual tax returns.

Under the program, upon exercise of an option, a replacement option may be granted under certain circumstances with an exercise price equal to the market price at the time of exercise and with a term extending to the expiration date of the original option.

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

For pro forma disclosure purposes (see Note 1), the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, 2005 and 2004, respectively:

	2006	2005	2004
Initial options (a)
Risk-free interest rate	N/A	3.82%	3.23%
Price volatility	N/A	22.65%	24.41%
Dividend yield	N/A	2.53%	2.53%
Expected term in years	N/A	3.50	3.50
Replacement options (b)
Risk-free interest rate	4.97%	2.99%	2.14%
Price volatility	19.70%	21.78%	22.83%
Dividend yield	2.70%	2.42%	2.30%
Expected term in years	2.00	0.32	1.60

(a)	The average fair market values of initial option grants during 2005 and 2004 were $6.78 and $6.90, respectively.
(b)	The average fair market values of replacement option grants during 2006, 2005 and 2004 were $4.63, $2.05 and $4.76, respectively.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2006:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2003	42,805,828	$39.51
Granted	9,663,303	39.70
Exercised	(4,726,957)	34.60
Forfeited	(1,059,215)	40.86
Expired	(1,248,052)	51.40
Outstanding at December 31, 2004	45,434,907	39.70	6.80	$1,804
Granted	861,827	39.64
Exercised	(602,746)	33.74
Forfeited	(1,607,979)	41.44
Expired	(2,504,411)	43.52
Outstanding at December 31, 2005	41,581,598	$39.49	6.00	$1,642
Granted	997	37.06
Exercised	(964,744)	32.67
Forfeited	(850,949)	44.21
Expired	(3,784,204)	39.90
Outstanding at December 31, 2006	35,982,698	$39.52	5.08	$1,422

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No. 123. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE-BASED RESTRICTED SHARES

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. Under the PSP approved during 2001 and amended in 2004, awards vesting over a three-year period were granted in 2004. In 2005, the plan was amended to provide for segmentation in which one-fourth of the award vested during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for certain members of senior management for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

PSP awards issued to the senior management group are liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2006
Expected volatility	20.4% - 20.6%
Risk-free interest rate	4.30% - 5.30%

The following summarizes PSP activity for the three years ending December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2003	1,184,455	$38.16
Granted	1,581,442	42.95
Shares issued	(391,691)	40.88
Forfeited	(128,957)	41.01
Outstanding at December 31, 2004	2,245,249	40.90
Granted	2,831,566	41.56
Shares issued	(519,533)	40.68
Forfeited	(361,965)	41.81
Outstanding at December 31, 2005	4,195,317	41.29
Granted	2,320,858	33.58
Shares issued (a)	(638,541)	37.78
Forfeited	(373,176)	38.97
Outstanding at December 31, 2006	5,504,458	$38.61

(a)	Includes 267,467 shares held for payout at the end of the performance period.

EXECUTIVE CONTINUITY AND RESTRICTED STOCK AWARD PROGRAMS

The Executive Continuity Award program provides for the granting of tandem awards of restricted stock and/or nonqualified stock options to key executives. Grants are restricted and awards conditioned on attainment of a specified age. The awarding of a tandem stock option results in the cancellation of the related restricted shares.

The service-based Restricted Stock Award program (RSA), designed for recruitment, retention and special recognition purposes, also provides for awards of restricted stock to key employees.

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2003	304,160	$37.63
Granted	31,500	43.20
Shares issued	(22,700)	39.46
Forfeited (a)	(26,461)	30.60
Outstanding at December 31, 2004	286,499	38.75
Granted	8,000	43.10
Shares issued	(13,000)	43.05
Forfeited (a)	(31,124)	40.19
Outstanding at December 31, 2005	250,375	38.49
Granted	78,000	34.43
Shares issued	(89,458)	38.80
Forfeited (a)	(61,667)	36.59
Outstanding at December 31, 2006	177,250	$37.21

(a)	Also includes restricted shares canceled when tandem stock options were awarded. No participant elected to receive tandem options in 2006, 2005 or 2004.

At December 31, 2006, 2005 and 2004, a total of 24.5 million, 21.1 million and 20.3 million shares, respectively, were available for grant under the LTICP. A total of 11.0 million shares, 12.5 million shares and 14.9 million shares were available for the granting of restricted stock as of December 31, 2006, 2005 and 2004, respectively.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004 was $106 million, $53 million and $29 million, respectively. The actual tax benefit realized for stock-based compensation costs was $3 million for both of the years ended December 31, 2006 and 2005, and $40 million for the year ended December 31, 2004. At December 31, 2006, $84 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares and continuity awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

NOTE 18 SUBSEQUENT EVENTS

On February 1, 2007, the Company completed the exchange of pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The net assets exchanged, consisting principally of approximately $1.1 billion of pre-funded project development costs and $134 million of forestlands, are included as Assets held for exchange in the accompanying consolidated balance sheet at December 31, 2006.

INTERNATIONAL PAPER

INTERIM FINANCIAL RESULTS (UNAUDITED) (a)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2006
Net sales	$5,526		$5,716		$5,429		$5,324		$21,995
Gross margin (b)	1,359		1,480		1,494		1,414		5,747
Earnings (loss) from continuing operations before income taxes and minority interest	(1,222	)(c)	134	(e)	565	(g)	3,711	(i)	3,188	(c,e,g,i)
Earnings (loss) from discontinued operations	(26	)(d)	28	(f)	(163	)(h)	(71	)(j)	(232	)(d,f,h,j)
Net earnings (loss)	(1,237	)(c,d)	114	(e,f)	202	(g,h)	1,971	(i,j)	1,050	(c-j)
Basic earnings per share of common stock
Earnings (loss) from continuing operations	$(2.49	)(c)	$0.18	(e)	$0.76	(g)	$4.55	(i)	$2.69	(c,e,g,i)
Earnings (loss) from discontinued operations	(0.05	)(d)	0.05	(f)	(0.34	)(h)	(0.16	)(j)	(0.48	)(d,f,h,j)
Net earnings (loss)	(2.54	)(c,d)	0.23	(e,f)	0.42	(g,h)	4.39	(i,j)	2.21	(c-j)
Diluted earnings per share of common stock
Earnings (loss) from continuing operations	$(2.49	)(c)	$0.18	(e)	$0.75	(g)	$4.53	(i)	$2.65	(c,e,g,i)
Earnings (loss) from discontinued operations	(0.05	)(d)	0.05	(f)	(0.33	)(h)	(0.16	)(j)	(0.47	)(d,f,h,j)
Net earnings (loss)	(2.54	)(c,d)	0.23	(e,f)	0.42	(g,h)	4.37	(i,j)	2.18	(c-j)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$36.39		$37.98		$36.05		$35.63		$37.98
Low	32.10		30.69		31.52		31.85		30.69

2005
Net sales	$5,454		$5,341		$5,402		$5,503		$21,700
Gross margin (b)	1,412		1,345		1,342		1,267		5,366
Earnings (loss) from continuing operations before income taxes and minority interest	48	(k)	170	(m)	280	(o)	(212	)(r)	286	(k,m,o,r)
Earnings (loss) from discontinued operations	13	(l)	37	(l)	337	(l,p)	29	(l)	416	(l,p)
Net earnings (loss)	77	(k,l)	77	(l-n)	1,023	(l,p,q)	(77	)(l,r,s)	1,100	(k-s)
Basic earnings per share of common stock
Earnings (loss) from continuing operations	$0.13	(k)	$0.08	(m)	$1.41	(o)	$(0.22	)(r)	$1.41	(k,m,o,r)
Earnings (loss) from discontinued operations	0.03	(l)	0.08	(l)	0.70	(l,p)	0.06	(l)	0.85	(l,p)
Net earnings (loss)	0.16	(k,l)	0.16	(l-n)	2.11	(l,p,q)	(0.16	)(l,r,s)	2.26	(k-s)
Diluted earnings per share of common stock
Earnings (loss) from continuing operations	$0.13	(k)	$0.08	(m)	$1.36	(o)	$(0.22	)(r)	$1.40	(k,m,o,r)
Earnings (loss) from discontinued operations	0.03	(l)	0.08	(l)	0.67	(l,p)	0.06	(l)	0.81	(l,p)
Net earnings (loss)	0.16	(k,l)	0.16	(l-n)	2.03	(l,p,q)	(0.16	)(l,r,s)	2.21	(k-s)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$42.59		$37.92		$35.05		$34.90		$42.59
Low	35.67		30.16		29.45		26.97		26.97

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)

All periods presented have been restated to reflect the Kraft Papers business, Beverage Packaging business, Wood Products business, Brazilian Coated Papers business, Carter Holt Harvey Limited business, and Weldwood of Canada Limited business as Discontinued operations.

(b)	Gross margin represents net sales less cost of products sold.

(c)

Includes a charge of $1.3 billion before taxes ($1.2 billion after taxes) to reduce the carrying value of the net assets of the Coated and Supercalendered Papers business to their estimated fair value, an $18 million charge before taxes ($11 million after taxes) for organizational restructuring charges associated with the Company’s previously announced Transformation Plan, an $8 million charge before taxes ($5 million after taxes) for losses on early debt extinguishment, and an $18 million charge before taxes ($11 million after taxes) for legal reserves.

(d)

Includes a charge of $100 million before taxes ($61 million after taxes) to reduce the carrying value of the net assets of the Kraft Papers business to their estimated fair value, and the operating results of the Kraft Paper, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(e)

Includes a pre-tax credit of $62 million ($39 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, a pre-tax charge of $85 million ($53 million after taxes) to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, a pre-tax charge of $52 million ($37 million after taxes) to write down the carrying value of certain assets in Brazil to their estimated fair value, a pre-tax charge of $48 million ($29 million after taxes) for severance and other charges associated with the Company’s Transformation Plan, and a $4 million charge ($3 million after taxes) for a legal settlement.

(f)	Includes a pre-tax charge of $16 million ($11 million after taxes) to reduce the carrying value of the net assets of the Kraft Papers business to their estimated fair value, and the operating results of the Kraft Papers, Wood Products, Beverage Packaging, and Brazilian Coated Papers businesses.

(g)

Includes a pre-tax gain of $304 million ($185 million after taxes) from sales of U.S. forestlands included in the Transformation Plan, the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sales of the Company’s U.S. Coated and Supercalendered Papers business, a pre-tax charge of $57 million ($35 million after taxes) for charges associated with the Company’s Transformation Plan, a pre-tax charge of $35 million ($21 million after taxes) for legal reserves, and a net pre-tax gain of $2 million (a loss of $5 million after taxes) related to other smaller items.

(h)

Includes a pre-tax credit of $101 million ($80 million after taxes) for the gain on the sale of the Company’s Brazilian Coated Papers business, pre-tax losses of $115 million and $165 million ($82 million and $165 million after taxes) to adjust the carrying values of the Company’s Beverage Packaging and Wood Products businesses to their estimated fair values, a net pre-tax gain of $12 million ($3 million after taxes) related to smaller items, and the operating results of the Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(i)

Includes a pre-tax gain of $4.4 billion ($2.7 billion after taxes) from sales of U.S. forestlands included in the Company’s Transformation Plan, a $759 million charge (before and after taxes) for the impairment of goodwill in the Company’s coated paperboard and Shorewood businesses, a $128 million pre-tax charge ($84 million after taxes) to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France to their estimated fair value, a net $21 million pre-tax charge (zero after taxes) relating to smaller asset sales, a $34 million pre-tax charge ($21 million after taxes) for severance and other charges associated with the Company’s Transformation Plan, a pre-tax gain of $115 million ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, a pre-tax charge of $157 million

($97 million after taxes) for losses on early debt extinguishment, a $40 million pre-tax charge ($25 million after taxes) for increases to legal reserves, a $6 million pre-tax credit ($4 million after taxes) for interest received from the Canadian government on refunds of prior-year softwood lumber duties, and a $5 million pre-tax credit ($4 million after taxes) for other items.

(j)

Includes pre-tax charges of $104 million ($69 million after taxes) for the Wood Products business and $18 million ($11 million after taxes) for the Beverage Packaging business to adjust the carrying value of these businesses based on the terms of the definitive agreements to sell these businesses, a $38 million pre-tax credit ($23 million after taxes) for refunds received from the Canadian government of duties paid by the Company’s Weldwood of Canada Limited business, a pre-tax charge of $1 million ($2 million after taxes) for adjustments of prior discontinued operations estimates, and the quarterly operating results of the Company’s Kraft Papers, Wood Products and Beverage Packaging businesses.

(k)

Includes a $24 million charge before taxes ($15 million after taxes) for losses on early extinguishment of debt and a $79 million charge before taxes ($52 million after taxes) for estimated losses of businesses held for sale.

(l)	Includes net income of the Kraft Papers, Brazilian Coated Papers, Wood Products, Beverage Packaging businesses, and of CHH prior to its sale in the third quarter of 2005.

(m)

Includes a $27 million charge before taxes ($17 million after taxes) for organizational restructuring charges, a pre-tax credit of $35 million ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a $19 million pre-tax credit ($12 million after taxes) for net adjustments of losses on businesses previously sold, and interest income of $11 million before taxes ($7 million after taxes) related to the collection of a note receivable from a 2001 sale.

(n)

Includes an $82 million increase in the income tax provision, including approximately $79 million for deferred taxes related to earnings repatriated during the quarter under the American Jobs Creation Act of 2004.

(o)

Includes a $42 million charge before taxes ($30 million after taxes) for organizational restructuring charges, a pre-tax charge of $26 million ($16 million after taxes) for losses on early extinguishment of debt, a pre-tax credit of $188 million ($109 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a net charge of $5 million before taxes ($3 million after taxes) for adjustments of losses on businesses previously sold, a $3 million pre-tax credit ($2 million after taxes) for the net adjustment of previously provided reserves, and interest income of $43 million before taxes ($26 million after taxes) relating to a tax audit agreement.

(p)	Includes a gain of $29 million before taxes ($361 million after taxes) from the sale of CHH.

(q)

Includes a $517 million net reduction of the income tax provision, including a credit of $553 million from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audits, a charge of $21 million related to cash repatriations from non-U.S. subsidiaries, and a charge of $15 million relating to a change in Ohio state tax laws.

(r)

Includes a $187 million charge before taxes ($115 million after taxes) for organizational restructuring charges associated with the Company’s previously announced Transformation Plan, a $27 million charge before taxes ($16 million after taxes) for legal reserves, a $7 million charge before taxes ($4 million after taxes) for losses on early debt extinguishment, a $35 million pre-tax credit ($21 million after taxes) for insurance recoveries related to the hardboard siding and roofing litigation, a pre-tax charge of $46 million ($30 million after taxes) for adjustments of estimated losses on businesses sold or held for sale, and a $1 million credit for adjustments of previously provided reserves.

(s)

Includes a $19 million tax benefit, reflecting a $74 million favorable adjustment from the finalization of the Company’s 1997 through 2000 U.S. federal income tax audit, a $43 million provision for deferred taxes related to earnings being repatriated under the American Jobs Creation Act of 2004, and $12 million of other tax charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES:

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized, and reported by the management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the SEC rules thereunder.

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

As of December 31, 2006, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 45 and 46, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2006.

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

MANAGEMENT’S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we followed a comprehensive compliance process across the enterprise to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may report suspected violations of law or our policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit and Finance Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our corporate governance is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Additional Financial Data

2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2006, 2005 and 2004	99
Consolidated Schedule: II-Valuation and Qualifying Accounts	100

(3)	Exhibits:

(3.1)	Composite copy of Restated Certificate of Incorporation of International Paper Company.*

(3.2)	By-laws of International Paper Company, as amended through October 10, 2006 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K dated October 16, 2006, File No. 1-3157).

(4.1)	Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company’s registration statement on Form S-7, No. 2-56588, dated June 10, 1976).

(4.2)

Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2000, File No. 1-3157).

(4.3)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)

Amended and Restated Purchase Agreement dated as of May 26, 2006, Among Red Mountain Timberlands LLC, Forest Investment Associates L.P, Red Mountain Investments LLC, FIA Investments LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company, and The Other Selling Parties Listed on Schedule A (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-3157.

(10.2)

Amendment, dated November 3, 2006, to Amended and Restated Purchase Agreement, dated as of May 26, 2006, among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Timberlands LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company and the other selling parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.3)

Purchase Agreement dated as of April 4, 2006, among TimberStar Southwest Parent LLC, TimberStar Southwest LLC, International Paper Company and other selling parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157).

(10.4)

First Amendment, dated October 30, 2006, to Purchase Agreement, dated as of April 4, 2006, among TimberStar Southwest Parent LLC, TimberStar Southwest LLC, International Paper Company and the other selling parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.5)

Agreement of Purchase and Sale by and between International Paper Company, CMP Investments LP and CMP Holdings, LLC, dated as of June 4, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2006, File No. 1-3157).

(10.6)

Amendment No.1 to Agreement of Purchase and Sale by and among International Paper Company, CMP Investments L.P. and CMP Holdings LLC, dated and effective as of August 1, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-3157).

(10.7)

Exchange Agreement dated September 19, 2006, by and between Votorantim Celulose E Papel S.A. and International Paper Investments (Holland) B.V. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K dated September 25, 2006, File No. 1-3157).

(10.8)	Closing Memorandum, dated February 1, 2007, entered into between International Paper Investments (Holland) B.V. and Votorantim Celulose E Papel S.A.*

(10.9)

Purchase Agreement, dated December 7, 2006, by and between Sustainable Forests L.L.C. and RBIP, Inc. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.10)

IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.11)

IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.12)

Lock-in agreement in relation to a full takeover offer for Carter Holt Harvey Limited dated August 17, 2005 (incorporated by reference to Exhibit 99.2 to Company’s Current Report on Form 8-K dated August 22, 2005, File No. 1-3157).

(10.13)

2006 Management Incentive Plan, amended and restated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 16, 2007, File No. 1-3157).†

(10.14)

Amended and Restated Long-Term Incentive Compensation Plan, as of February 7, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 11, 2005, File No. 1-3157).†

(10.15)

Form of individual non-qualified stock option agreement under the Company’s Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157).†

(10.16)

Form of individual executive continuity award under the Company Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157).†

(10.17)	Form of Restricted Stock Award.*†

(10.18)

International Paper Company Deferred Compensation Savings Plan (unfunded savings plan) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year fiscal year ended December 31, 2000, File No. 1-3157).†

(10.19)

International Paper Company Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3157).†

(10.20)

Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-3157).†

(10.21)

Amendment to Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006, File No. 1-3157).†

(10.22)	Amendment No. 2, effective January 1, 2007, to Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated.*†

(10.23)	International Paper Company Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2007.*†

(10.24)

Form of Non-Competition Agreement entered into by certain Company employees (including named executive officers) who may receive performance share awards or restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157).†

(10.25)

Form of Non-Solicitation Agreement entered into by certain Company employees (including named executive officers) who may receive performance share awards or restricted stock awards pursuant to the Long-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157).†

(10.26)	Form of Change of Control Agreement—Tier I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157).†

(10.27)	Form of Change of Control Agreement—Tier II (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157).†

(10.28)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157).†

(10.29)	Retirement Agreement dated March 21, 2006, between Robert M. Amen and International Paper Company (incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 1-3157).†

(10.30)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157).†

(10.31)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157).†

(10.32)

364-Day Credit Agreement, dated as of March 31, 2006, among the Company, the lenders, party thereto, Citibank, N.A., as Syndication Agent, Banc of America Securities LLC, BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents, J.P. Morgan Securities Inc. and Citicorp Global Markets, Inc. as Lead Arrangers and Joint Bookrunners, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 3, 2006, File No. 1-3157).

(10.33)	Consent dated as of December 7, 2006, to the 364-Day Credit Agreement, among the Company, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.*

(10.34)

5-Year Credit Agreement, dated as of March 31, 2006, among the Company, the lenders party thereto, Citibank, N.A., as Syndication Agent, Banc of America Securities LLC, BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents, J.P. Morgan Securities Inc. and Citibank Global Markets, Inc. as Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 3, 2006, File No. 1-3157).

(10.35)	Consent dated as of December 7, 2006, to the 5-year Credit Agreement, among the Company, the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.*

(10.36)

Amended and Restated Credit and Security Agreement dated as of November 17, 2004, among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Conduits from Time to Time Party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JP Morgan Chase Bank, N.A., as Prefco Agent, BNP Paribas, Acting through its New York Branch, as StarBird Agent, Citicorp North America, Inc., as CAFCO Agent and Wachovia Bank, National Association as Blue Ridge Agent and as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A dated December 9, 2004, File No. 1-3157).

(10.37)

First Amendment, dated as of December 30, 2005, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, Acting through its New York Branch, as a Co-Agent, StarBird Funding Corporation, Citicorp North America, Inc., as a Co-Agent, and Wachovia Bank, National Association as Co-Agent and as Administrative Agent.*

(10.38)

Second Amendment, dated as of October 25, 2006, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo—Mitsubishi UFJ Ltd., New York Branch (formerly known as The Bank of Tokyo—Mitsubishi Ltd., New York Branch), as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, New York Branch, as a Co-Agent,

StarBird Funding Corporation, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.39)

Third Amendment, dated as of December 15, 2006, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo—Mitsubishi UFJ Ltd., New York Branch (formerly known as The Bank of Tokyo—Mitsubishi Ltd., New York Branch), as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, New York Branch, as a Co-Agent, Starbird Funding Corporation, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent.*

(10.40)

Receivables Sale Agreement dated as of December 26, 2001, between International Paper Company, as originator, and International Paper Financial Services, Inc., as buyer (incorporated by reference to Exhibit (b)(2) of the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(10.41)	First Amendment to Receivables Sale Agreement dated November 19, 2003.*

(10.42)	Second Amendment to Receivables Sale Agreement dated November 17, 2004.*

(10.43)

Receivables Sale and Contribution Agreement dated as of December 26, 2001, between International Paper Financial Services, Inc., and Red Bird Receivables, Inc., as Buyer (incorporated by reference to Exhibit (b)(3) of the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(10.44)	First Amendment to Receivables Sale and Contribution Agreement dated February 28, 2002.*

(10.45)	Second Amendment to Receivables Sale and Contribution Agreement dated December 23, 2002.*

(10.46)	Third Amendment to Receivables Sale and Contribution Agreement dated December 3, 2003.*

(10.47)	Fourth Amendment to Receivables Sale and Contribution Agreement dated November 17, 2004.*

(10.48)

Omnibus Amendment [Amendment No. 3 to Receivables Sale Agreement, Amendment No. 5 to Receivables Sale and Contribution Agreement Amendment No. 2 to Amended and Restated Credit and Security Agreement] dated August 7, 2006 (incorporated by reference to Exhibit (b)(4) of the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to the Form 10-K filed on February 28, 2007, File No. 1-3157).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification by Marianne M. Parrs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

† Management contract or compensatory plan or arrangement

* filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper Company:

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Memphis, Tennessee

February 26, 2007

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2006
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$94	$19	$–	$(28	)(a)	$85
Restructuring reserves	33	125	–	(102	)(b)	56

	For the Year Ended December 31, 2005
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$108	$17	$–	$(31	)(a)	$94
Restructuring reserves	–	90	–	(57	)(b)	33

	For the Year Ended December 31, 2004
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$110	$18	$–	$(20	)(a)	$108
Restructuring reserves	75	62	–	(137	)(b)	–

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

INTERNATIONAL PAPER COMPANY

February 28, 2007

By:	/S/ MAURA ABELN SMITH
Maura Abeln Smith
Senior Vice President, General Counsel
and Corporate Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maura Abeln Smith as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 28, 2007

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 28, 2007

/S/ MARTHA FINN BROOKS Martha Finn Brooks	Director	February 28, 2007

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	February 28, 2007

/S/ DONALD F. MCHENRY Donald F. McHenry	Director	February 28, 2007

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 28, 2007

/S/ JOHN F. TURNER John F. Turner	Director	February 28, 2007

/S/ WILLIAM G. WALTER William G. Walter	Director	February 28, 2007

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 28, 2007

/S/ MARIANNE M. PARRS Marianne M. Parrs	Executive Vice President and Chief Financial Officer	February 28, 2007

/S/ ROBERT J. GRILLET Robert J. Grillet	Vice President – Finance and Controller	February 28, 2007

Appendix I

2006 Listing of Facilities

(all facilities are owned except noted otherwise)

PRINTING PAPERS	Corrugated Container	Laurens, South Carolina
	U.S.:	Spartanburg, South Carolina
Uncoated Papers and Pulp	Bay Minette, Alabama	Lavergne, Tennessee leased
U.S.:	Decatur, Alabama	Morristown, Tennessee
Courtland, Alabama	Dothan, Alabama leased	Murfreesboro, Tennessee
Selma, Alabama	Conway, Arkansas	Dallas, Texas
(Riverdale Mill)	Jonesboro, Arkansas	Edinburg, Texas (2 locations)
Ontario, California leased	Russellville, Arkansas	El Paso, Texas
(C & D Center)	Carson, California	Ft. Worth, Texas
Cantonment, Florida	Hanford, California	San Antonio, Texas
(Pensacola Mill)	Modesto, California	Chesapeake, Virginia
Augusta, Georgia	San Leandro, California leased	Richmond, Virginia
Bastrop, Louisiana	Stockton, California	Cedarburg, Wisconsin
(Louisiana Mill)	Vernon, California	Fond du Lac, Wisconsin
Springhill, Louisiana	Putnam, Connecticut	International:
(C & D Center)	Auburndale, Florida	Las Palmas, Canary Islands
Sturgis, Michigan	Jacksonville, Florida leased	Tenerife, Canary Islands
(C & D Center)	Lake Wales, Florida	Rancagua, Chile
Ticonderoga, New York	Forest Park, Georgia	Beijing, China
Riegelwood, North Carolina	Savannah, Georgia	Chengdu, China
Hazleton, Pennsylvania	Stockbridge, Georgia leased	Dalian, China
(C & D Center)	Bedford Park, Illinois leased	Dongguan, China
Eastover, South Carolina	Chicago, Illinois	Guangzhou, China
Georgetown, South Carolina	Des Plaines, Illinois	Shenyang, China
Sumter, South Carolina	Litchfield, Illinois leased	Tianjin, China
(C & D Center)	Northlake, Illinois	Wuxi, China
McKinney, Texas	Fort Wayne, Indiana	Arles, France
(C & D Center)	Hartford City, Indiana	Chalon-sur-Saone, France
Franklin, Virginia (2 locations)	Portland, Indiana leased	Creil, France
International:	Lexington, Kentucky	LePuy, France
Mogi Guacu, São Paulo, Brazil	Lafayette, Louisiana	Mortagne, France
Saillat, France	Shreveport, Louisiana	Guadeloupe, French West Indies
Kwidzyn, Poland	Springhill, Louisiana	Bellusco, Italy
Svetogorsk, Russia	Auburn, Maine	Catania, Italy
Inverurie, Scotland	Brownstown, Michigan (3 locations)	Pomezia, Italy
	Howell, Michigan	San Felice, Italy
INDUSTRIAL AND CONSUMER	Kalamazoo, Michigan	Agadir, Morocco
PACKAGING	Arden Hills, Minnesota	(2 locations)
	Minneapolis, Minnesota	1 leased
INDUSTRIAL PACKAGING	Houston, Mississippi leased	Casablanca, Morocco
	Kansas City, Missouri	Kenitra, Morocco
Containerboard	North Kansas City, Missouri leased	Alcala, Spain leased
U.S.:	Geneva, New York	Almeria, Spain
Prattville, Alabama	Statesville, North Carolina	Barcelona, Spain
Savannah, Georgia	Byesville, Ohio	Bilbao, Spain
Terre Haute, Indiana	Cincinnati, Ohio	Gandia, Spain
Mansfield, Louisiana	Newark, Ohio	Valladolid, Spain
Pineville, Louisiana	Solon, Ohio	Chonburi, Thailand
Vicksburg, Mississippi	Wooster, Ohio	Kraft Paper
International:	Eighty-four, Pennsylvania	Courtland, Alabama
Yanzhou City, China	Lancaster, Pennsylvania	Bastrop, Louisiana
Arles, France	Mount Carmel, Pennsylvania	Franklin, Virginia
Kenitra, Morocco	Georgetown, South Carolina

A-1

Appendix I

CONSUMER PACKAGING

Coated Paperboard

Ontario, California leased

(C & D Center)

Augusta, Georgia

Springhill, Louisiana

(C & D Center)

Sturgis, Michigan

(C & D Center)

Riegelwood, North Carolina

Hazleton, Pennsylvania

(C & D Center)

Prosperity, South Carolina

Texarkana, Texas

Franklin, Virginia

Beverage Packaging

U.S.:

Pine Bluff, Arkansas

Turlock, California

Plant City, Florida

Cedar Rapids, Iowa

Framingham, Massachusetts

Kalamazoo, Michigan

Raleigh, North Carolina

International:

London, Ontario, Canada

Longueuil, Quebec, Canada leased

Shanghai, China

Santiago, Dominican Republic

San Salvador, El Salvador leased

Ashrat, Israel

Jeddah, Saudi Arabia

Seoul, South Korea

Taipei, Taiwan

Guacara, Venezuela

Foodservice

U.S.:

Visalia, California

Shelbyville, Illinois

Kenton, Ohio

International:

Brisbane, Australia

Shanghai, China

Bogota, Columbia

Chesire, England leased

D.N. Ashrat, Israel

Mexico City, Mexico leased

Shorewood Packaging

U.S.:

Waterbury, Connecticut

Indianapolis, Indiana

Louisville, Kentucky

Edison, New Jersey

Harrison, New Jersey leased

West Deptford, New Jersey

Hendersonville, North Carolina

Weaverville, North Carolina

Springfield, Oregon

Danville, Virginia

Newport News, Virginia

Roanoke, Virginia

International:

Brockville, Ontario, Canada

Smiths Falls, Ontario, Canada

Toronto, Ontario, Canada

Guangzhou, China

Sacheon, South Korea

Ebbw Vale, Wales, United Kingdom

DISTRIBUTION

xpedx

U.S.:

Stores Group

Chicago, Illinois

135 locations nationwide

127 leased

South Central Region

Greensboro, North Carolina

42 branches in the Southeast States and Mid-western States

29 leased

West Region

Denver, Colorado

35 branches in the Rocky Mountain, Northwest, and Pacific States

22 leased

North Central Region

Hartford, Connecticut

30 branches in New England, Upper Mid-west and Middle Atlantic States

22 leased

National Group

Loveland, Ohio

6 locations in Georgia, Kansas, Ohio, New York, and Missouri all leased

International:

Mexico (20 locations)

all leased

FOREST PRODUCTS

Forest Resources

U.S.:

Approximately 0.5 million acres

in the South and North

International:

Approximately 0.37 million

acres in Brazil

Wood Products

U.S.:

Chapman, Alabama

Citronelle, Alabama

Maplesville, Alabama

Opelika, Alabama

Thorsby, Alabama

Gurdon, Arkansas

Leola, Arkansas

McDavid, Florida

Whitehouse, Florida

Augusta, Georgia

Folkston, Georgia

Meldrim, Georgia

Springhill, Louisiana

Wiggins, Mississippi

Joplin, Missouri

Armour, North Carolina

Seaboard, North Carolina

Johnston, South Carolina

Newberry, South Carolina

Sampit, South Carolina

Camden, Texas

Corrigan, Texas

Henderson, Texas

New Boston, Texas

Franklin, Virginia

SPECIALTY BUSINESSES AND OTHER

Chemicals

U.S.:

Panama City, Florida

Pensacola, Florida

Port St. Joe, Florida

Savannah, Georgia

Valdosta, Georgia

Dover, Ohio

International:

Oulu, Finland

Niort, France

Sandarne, Sweden

Bedlington, United Kingdom

Chester-le-Street, United Kingdom

IP Mineral Resources

Houston, Texas leased

A-2

Appendix II

2006 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Printing Papers
Uncoated Freesheet	3,600	1,351	435	–	5,386
Bristols	360	–	–	–	360
Uncoated Papers and Bristols	3,960	1,351	435	–	5,746
Dried Pulp	1,075	167	–	–	1,242
Newsprint	–	125	–	–	125
Total Printing Papers	5,035	1,643	435	–	7,113
Industrial Packaging
Containerboard	4,748	180	–	–	4,928
Bleached Kraft Paper	95	–	–	–	95
	4,843	180	–	–	5,023
Consumer Packaging
Coated Paperboard	1,859	331	–	430	2,190
Total Packaging	6,702	511	–	430	7,213

Forest Resources
We own, manage or have an interest in more than 1.4 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres	)
South	520
North	6
Total U.S.	526
Brazil	370
Total	896
We have harvesting rights in:
Russia	516
Total	1,412

DISCONTINUED OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Kraft Paper (Unbleached)	405	–	–	–	405
Beverage Packaging Board	445	–	–	–	445
Total Packaging	850	–	–	–	850

U.S. Wood Business	(Units – MM	)
21 Lumber mills (board ft.)	2,576
5 Plywood mills (sq. ft. 3/8” basis)	1,596
1 Laminated Veneer Lumber mill (cubic ft.)	3
1 Pole plant (cubic ft.)	1

A-3