Form 10-Q
period 2007-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2007-05-09
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 435,568,358.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net Sales	$5,217	$5,526

Costs and Expenses
Cost of products sold	3,851	4,168
Selling and administrative expenses	435	472
Depreciation, amortization and cost of timber harvested	262	314
Distribution expenses	256	285
Taxes other than payroll and income taxes	42	53
Restructuring and other charges	18	44
Insurance recoveries	—	(19)
Net (gains) losses on sales and impairments of businesses	(314)	1,283
Interest expense, net	61	149

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	606	(1,223)
Income tax provision (benefit)	143	(16)
Minority interest expense, net of taxes	6	5

Earnings (Loss) From Continuing Operations	457	(1,212)
Discontinued operations, net of taxes and minority interest	(23)	(24)

Net Earnings (Loss)	$434	$(1,236)

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$1.03	$(2.49)
Discontinued operations	(0.05)	(0.05)

Net earnings (loss)	$0.98	$(2.54)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$1.02	$(2.49)
Discontinued operations	(0.05)	(0.05)

Net earnings (loss)	$0.97	$(2.54)

Average Shares of Common Stock Outstanding - assuming dilution	448.4	486.3

Cash Dividends Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and temporary investments	$2,390	$1,624
Accounts and notes receivable, net	2,924	2,704
Inventories	2,009	1,909
Assets of businesses held for sale	100	1,778
Deferred income tax assets	491	490
Other current assets	163	132

Total Current Assets	8,077	8,637

Plants, Properties and Equipment, net	9,992	8,993
Forestlands	637	259
Investments	631	641
Goodwill	3,251	2,929
Assets Held for Exchange	—	1,324
Deferred Charges and Other Assets	1,278	1,251

Total Assets	$23,866	$24,034

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$542	$692
Accounts payable	1,911	1,907
Accrued payroll and benefits	303	466
Liabilities of businesses held for sale	31	333
Other accrued liabilities	1,120	1,243

Total Current Liabilities	3,907	4,641

Long-Term Debt	6,358	6,531
Deferred Income Taxes	3,277	2,233
Other Liabilities	2,163	2,453
Minority Interest	236	213
Common Shareholders’ Equity
Common stock, $1 par value, 493.3 shares in 2007 and 2006	493	493
Paid-in capital	6,660	6,735
Retained earnings	3,963	3,737
Accumulated other comprehensive loss	(1,452)	(1,564)

	9,664	9,401
Less: Common stock held in treasury, at cost, 48.4 shares in 2007 and 39.8 shares in 2006	1,739	1,438

Total Common Shareholders’ Equity	7,925	7,963

Total Liabilities and Common Shareholders’ Equity	$23,866	$24,034

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net earnings (loss)	$434	$(1,236)
Discontinued operations, net of taxes and minority interest	23	24

Earnings (loss) from continuing operations	457	(1,212)
Depreciation and amortization	262	314
Deferred income tax expense (benefit), net	74	(10)
Restructuring and other charges	18	44
Payments related to restructuring and legal reserves	(22)	(26)
Insurance recoveries	—	(19)
Net (gains) losses on sales and impairments of businesses	(314)	1,283
Periodic pension expense, net	52	93
Other, net	51	(11)
Changes in current assets and liabilities
Accounts and notes receivable	(81)	(110)
Inventories	(129)	9
Accounts payable and accrued liabilities	(61)	(83)
Other	(11)	(87)

Cash provided by operations - continuing operations	296	185
Cash (used for) provided by operations - discontinued operations	(44)	61

Cash Provided by Operations	252	246

Investment Activities
Invested in capital projects	(178)	(168)
Proceeds from divestitures	1,633	—
Other	(118)	(100)

Cash provided by (used for) investment activities - continuing operations	1,337	(268)
Cash used for investment activities - discontinued operations	(11)	(31)

Cash Provided by (Used for) Investment Activities	1,326	(299)

Financing Activities
Repurchases of common stock	(398)	—
Issuance of common stock	30	7
Reduction of debt	(362)	(743)
Change in book overdrafts	20	(38)
Dividends paid	(114)	(123)
Other	(3)	4

Cash used for financing activities - continuing operations	(827)	(893)
Cash provided by financing activities - discontinued operations	—	2

Cash Used for Financing Activities	(827)	(891)

Effect of Exchange Rate Changes on Cash	15	12

Change in Cash and Temporary Investments	766	(932)
Cash and Temporary Investments
Beginning of the period	1,624	1,641

End of the period	$2,390	$709

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Three Months Ended March 31, 2007

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	2	—	(75)	—	—	(2,681)	(97)	22
Repurchases of stock	—	—	—	—	—	11,231	398	(398)
Cash dividends - Common stock ($0.25 per share)	—	—	—	(114)	—	—	—	(114)
Comprehensive income (loss):
Net earnings	—	—	—	434	—	—	—	434
Amortization of pension and post retirement prior service costs and net loss (less tax of $10)	—	—	—	—	18	—	—	18
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	88	—	—	88
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $1)	—	—	—	—	10	—	—	10
Less: Reclassification adjustment for gains included in net income (less tax of $0)	—	—	—	—	(4)	—	—	(4)

Total comprehensive income								546
Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, March 31, 2007	493,342	$493	$6,660	$3,963	$(1,452)	48,394	$1,739	$7,925

Three Months Ended March 31, 2006

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,216	2	(28)	—	—	(79)	(3)	(23)
Cash dividends - Common stock ($0.25 per share)	—	—	—	(123)	—	—	—	(123)
Comprehensive income (loss):
Net earnings	—	—	—	(1,236)	—	—	—	(1,236)
Change in cumulative foreign currency translation adjustment (less tax of $2)	—	—	—	—	81	—	—	81
Net gains (losses) on cash flow hedging derivatives:
Net gain arising during the period (less tax of $0)	—	—	—	—	—	—	—	—
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								(1,156)

Balance, March 31, 2006	492,717	$493	$6,599	$1,813	$(1,855)	33	$1	$7,049

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2006, which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 21. In connection with sales of businesses under the Transformation Plan and the resulting changes in the Company’s business portfolio, a review of the Company’s operating business segments was conducted during the first quarter of 2007 under the provisions of Statement of Financial Accounting Standards No. 131. While this review resulted in no changes in the Company’s reportable segments, a decision was made to include the Company’s European coated paperboard operations, previously reported in the Printing Papers segment, with other similar operations in the Consumer Packaging segment. Accordingly, prior period industry segment information has been revised to reflect this presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, are converted into common shares at the beginning of each period. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2007	2006
Earnings (loss) from continuing operations	$457	$(1,212)
Effect of dilutive securities	—	—

Earnings (loss) from continuing operations - assuming dilution	$457	$(1,212)

Average common shares outstanding	445.3	486.3
Effect of dilutive securities
Restricted performance share plan	2.7	—
Stock options	0.4	—

Average common shares outstanding - assuming dilution	448.4	486.3

Earnings (loss) per common share from continuing operations	$1.03	$(2.49)

Diluted earnings (loss) per common share from continuing operations	$1.02	$(2.49)

Note:	If an amount does not appear in the above table, the security was antidilutive for the period presented.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2007:

During the first quarter of 2007, restructuring and other charges totaling $18 million before taxes ($11 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan. Additionally, a $2 million pre-tax credit ($1 million after taxes) was recorded in Interest expense, net, for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

2006:

During the first quarter of 2006, restructuring and other charges totaling $44 million before taxes ($27 million after taxes) were recorded. Included in these charges were a pre-tax charge of $18 million ($11 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $8 million ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax charge of $18 million ($11 million after taxes) for adjustments to legal reserves. Also recorded was a pre-tax credit of $19 million ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 9) and a charge of $3 million for tax adjustments.

NOTE 4 – ACQUISITIONS

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in the 2007 first quarter of a pre-tax gain of $205 million ($164 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations. The net assets exchanged were included as Assets held for exchange in the accompanying consolidated balance sheet at December 31, 2006.

Based on preliminary estimates, expected to be finalized during the 2007 second quarter upon the completion of final asset appraisals and any post-closing adjustments, the following table summarizes the allocation of the fair value of the assets exchanged to the assets and liabilities acquired:

In millions
Accounts receivable	$55
Inventory	24
Other current assets	40
Plants, properties and equipment, net	1,000
Forestlands	355
Goodwill	304
Other intangible assets	160
Other long-term assets	7

Total assets acquired	1,945

Other current liabilities	20
Deferred taxes	382
Other liabilities	23

Total liabilities assumed	425

Net assets acquired	$1,520

Net sales and earnings before income taxes for the Luiz Antonio mill for the first quarter of 2007, and pro-forma amounts as if this transaction has occurred as of the beginning of the period, are not material to consolidated results of operations.

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, Shandong International Paper & Sun Coated Paperboard Co., Ltd., for approximately $28 million. The operating results of these consolidated joint ventures did not have a material effect on the Company’s consolidated results of operations in 2007 or 2006.

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2007:

During the first quarter of 2007, the Company recorded pre-tax credits of $21 million ($9 million after taxes) and $6 million ($4 million after taxes) relating to the sales of its Wood Products and Kraft Papers businesses, respectively. In addition, a $15 million pre-tax charge ($39 million after taxes) was recorded for adjustments to the loss on the completion of the sale of most of the Beverage Packaging business. Finally, a pre-tax credit of approximately $10 million ($6 million after taxes) was recorded for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business.

2006:

During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments. The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, with the sale of the remaining non-U.S. operations expected to close later in 2007.

Also during the fourth quarter of 2006, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, and five wood products plants for approximately $237 million, both subject to various adjustments at closing. Both of the sales were completed in March 2007.

The Company determined that the accounting requirements for both businesses under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discontinued operations were met. Accordingly, the operating results for these businesses are included in Discontinued operations for all periods presented.

Revenues, earnings and earnings per share related to the Beverage Packaging business were as follows:

In millions, except per share amounts	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues	$86	$211

Earnings from discontinued operation
Earnings from operation	$15	$11
Income tax expense	(5)	(4)

Earnings from operation, net of taxes	10	7

Loss on sales and impairments	(15)	—
Income tax expense	(24)	—

Loss on sales and impairments, net of taxes	(39)	—

Earnings (loss) from discontinued operation, net of taxes	$(29)	$7

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$0.02	$0.01
Loss on sales and impairments	(0.08)	—

Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$(0.06)	$0.01

Revenues, earnings and earnings per share related to the Wood Products business were as follows:

In millions, except per share amounts	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues	$201	$394

Earnings (loss) from discontinued operation
Earnings (loss) from operation	$(22)	$36
Income tax benefit (expense)	9	(14)

Earnings (loss) from operation, net of taxes	(13)	22

Gain on sales and impairments	21	—
Income tax expense	(12)	—

Gain on sales and impairments, net of taxes	9	—

Earnings (loss) from discontinued operation, net of taxes	$(4)	$22

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings (loss) from operation	$(0.03)	$0.05
Gain on sales and impairments	0.02	—

Earnings (loss) per common share from discontinued operation, net of taxes - assuming dilution	$(0.01)	$0.05

During the 2006 third quarter, International Paper completed the sale of its Brazilian Coated Papers business. The operating results of this business are included in Discontinued operations for all periods presented.

Revenues, earnings and earnings per share related to the Brazilian Coated Papers business were as follows:

In millions, except per share amounts	Three Months Ended March 31, 2006
Revenues	$42

Earnings from discontinued operation
Earnings from operation	$10
Income tax expense	(6)

Earnings from operation, net of taxes	4

Gain on sale	—
Income tax expense	—

Gain on sale, net of taxes	—

Earnings from discontinued operation, net of taxes	$4

Earnings per common share from discontinued operation - assuming dilution
Earnings from operation	$0.01
Gain on sale	—

Earnings per common share from discontinued operation, net of taxes - assuming dilution	$0.01

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. The sale of this business was completed in January 2007. The operating results of this business are included in Discontinued operations for all periods presented.

Revenues, earnings and earnings per share related to the Kraft Papers business were as follows:

In millions, except per share amounts	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues	$—	$55

Earnings from discontinued operation
Earnings from operation	$—	$7
Income tax expense	—	(3)

Earnings from operation, net of taxes	—	4

Gain (loss) on sales and impairments	6	(100)
Income tax (expense) benefit	(2)	39

Gain (loss) on sales and impairments, net of taxes	4	(61)

Earnings (loss) from discontinued operation, net of taxes	$4	$(57)

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$—	$0.01
Gain (loss) on sales and impairments	0.01	(0.13)

Earnings (loss) per common share from discontinued operation, net of taxes - assuming dilution	$0.01	$(0.12)

Other Divestitures and Impairments of Businesses:

2007:

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under U.S. Generally Accepted Accounting Principles, the operating results for Arizona Chemical are included in continuing operations in the accompanying consolidated statement of operations. Final sale proceeds are subject to post-closing adjustments, expected to be finalized in the 2007 second quarter.

In addition, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with the gain on the exchange for the Luiz Antonio mill in Brazil (see Note 4), in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

2006:

During the first quarter, a pre-tax charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, as management had committed to a plan to sell this business. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations held for sale.

At December 31, 2006, assets and liabilities of businesses held for sale included the Kraft Papers business, the Beverage Packaging business, the Wood Products business, and the Arizona Chemical business, and consisted of:

In millions	December 31, 2006
Accounts receivable, net	$298
Inventories	401
Plants, properties and equipment, net	995
Goodwill	10
Other assets	74

Assets of businesses held for sale	$1,778

Accounts payable	$184
Accrued payroll and benefits	50
Other accrued liabilities	32
Other liabilities	67

Liabilities of businesses held for sale	$333

Assets and liabilities of businesses held for sale by business were:

In millions	December 31, 2006
	Assets	Liabilities
Kraft	$148	$16
Arizona Chemical	496	159
Beverage Packaging	572	107
Wood Products	562	51

Total	$1,778	$333

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions	March 31, 2007	December 31, 2006
Raw materials	$292	$265
Finished pulp, paper and packaging products	1,398	1,341
Operating supplies	288	271
Other	31	32

Total	$2,009	$1,909

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.8 billion and $1.4 billion at March 31, 2007 and December 31, 2006, respectively.

Interest payments made during the three-month periods ended March 31, 2007 and 2006 were $108 million and $159 million, respectively. Capitalized net interest costs were $11 million and $3 million for the three months ended March 31, 2007 and 2006, respectively. Total interest expense was $114 million for the first three months of 2007 and $171 million for the first three months of 2006. Preferred Securities distributions paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $3 million during the first three months of both 2007 and 2006. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $33 million and $37 million were made during the first three months of 2007 and 2006, respectively.

Accumulated depreciation was $14.3 billion at March 31, 2007 and $14.0 billion at December 31, 2006. The allowance for doubtful accounts was $86 million at March 31, 2007 and $85 million at December 31, 2006.

The following tables present changes in the goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2007 and 2006:

In millions	Balance December 31, 2006	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2007
Printing Papers	$1,500	$(47)	$304	(b)	$1,757
Industrial Packaging	670	—	(3	)(c)	667
Consumer Packaging	451	60	8	(d)	519
Distribution	308	—	—		308

Total	$2,929	$13	$309		$3,251

(a)	Represents the effects of foreign currency translations and reclassifications, principally $59 million relating to the movement of the European coated paperboard operations from Printing Papers to Consumer Packaging.
(b)	Reflects a $304 million increase from the Luiz Antonio mill transaction in February 2007.
(c)	Reflects a $3 million decrease from final purchase adjustments related to the Box USA acquisition.
(d)	Reflects an additional $8 million of goodwill related to joint ventures in China.

In millions	Balance December 31, 2005	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2006
Printing Papers	$1,674	$—	$—		$1,674
Industrial Packaging	677	1	1	(b)	679
Consumer Packaging	960	—	—		960
Distribution	299	—	—		299
Corporate	11	—	—		11

Total	$3,621	$1	$1		$3,623

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Reflects the completion of the accounting for the acquisition of IP Pacific Millennium.

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Three Months Ended March 31,
In millions	2007	2006
Asset retirement obligation, January 1	$29	$33
New liabilities	—	—
Liabilities settled	—	(1)
Net adjustments to existing liabilities	—	—
Accretion expense	—	1

Asset retirement obligation, March 31	$29	$33

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit expense were as follows:

In millions	Three Months Ended March 31,
	2007	2006
Service cost	$—	$1
Interest cost	9	9
Actuarial loss	5	4
Amortization of prior service cost	(11)	(9)

Net postretirement benefit cost (a)	$3	$5

(a)	Excludes a $10 million credit and a $24 million charge for curtailments and special termination benefits in 2007 and 2006, respectively, recorded in Discontinued operations.

NOTE 7 – RECENT ACCOUNTING DEVELOPMENTS

Fair Value Option for Financial Assets and Financial Liabilities:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. This statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

Accounting for Planned Major Maintenance Activities:

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which permits the application of three alternative methods of accounting for planned major maintenance activities: the direct expense, built-in-overhaul, and deferral methods. The FSP was effective for the first fiscal year beginning after December 15, 2006. International Paper adopted the direct expense method of accounting for these costs in the first quarter of 2007 with no impact on its annual consolidated financial statements. See Note 13 for a discussion of the effects of this accounting change on quarterly financial information.

Accounting for Uncertainty in Income Taxes:

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on classification, interest and penalties, accounting in interim periods and transition, and significantly expands income tax disclosure requirements. It applies to all tax positions accounted for in accordance with SFAS No. 109 and was effective for fiscal years beginning after December 15, 2006. International Paper applied the provisions of this interpretation beginning January 1, 2007. See Note 8 for a discussion of the effects of this accounting change.

Accounting for Certain Hybrid Financial Instruments:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement was effective for International Paper for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

NOTE 8 – INCOME TAXES

International Paper adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The adoption of this standard resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption. Including this cumulative effect amount, total unrecognized tax benefits at the date of adoption were $919 million. Of this total, $562 million represents unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2001 through 2006 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. As a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions over the next 12 months, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $150 million.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. As of the date of adoption of this standard, the Company had approximately $88 million of such accrued interest and penalties included in Other accrued liabilities associated with unrecognized tax benefits.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Under the terms of the sale agreement for the Beverage Packaging business, the purchase price received by the Company is subject to a post-closing adjustment if adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 are less than a targeted amount. The adjustment, if any, would equal five times the shortfall from the targeted amount. Management does not currently believe that any such adjustment is probable based upon current operating results. However, such an adjustment could be required in 2007 if expected second-quarter results are not met.

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the 1980’s Hardboard Claims) and during the 1990’s (the 1990’s Hardboard Claims, and together with the 1980’s Hardboard Claims, the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 10, Commitments and Contingent Liabilities, to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006.

Claims Data

Throughout 2006, Omniwood and Woodruf claims activity was in line with projections. However, activity for Hardboard claims in the first three quarters of 2006 was in excess of projected amounts. Accordingly, additional pre-tax charges totaling $50 million were recorded in the first three quarters of 2006 to reflect this higher claims activity pending completion of an updated projection by the Company’s third-party consultant. In the fourth quarter of 2006, this updated projection was completed, resulting in an additional pre-tax charge of $40 million to increase the reserve to management’s best estimate of projected future claims and expense payments through the end of the Hardboard claims period (January 15, 2008). Claims activity for the first quarter of 2007 has been generally in line with these updated projections.

The following table presents the claims activity of the Hardboard Claims for the three-month period ended March 31, 2007:

In thousands	Single Family	Multi- Family	Total
December 31, 2006	21.8	2.1	23.9
No. of Claims Filed	4.9	0.2	5.1
No. of Claims Paid	(4.5)	(0.3)	(4.8)
No. of Claims Dismissed	(1.3)	—	(1.3)

March 31, 2007	20.9	2.0	22.9

The average settlement cost per claim for the three-month period ended March 31, 2007 for the Hardboard settlement was $2,231.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the three-month period ended March 31, 2007:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2006	2.7	0.6	0.8	0.3	3.5	0.9	4.4
No. of Claims Filed	1.4	0.1	—	—	1.4	0.1	1.5
No. of Claims Paid	(1.3)	—	(0.1)	—	(1.4)	—	(1.4)
No. of Claims Dismissed	(0.3)	—	—	—	(0.3)	—	(0.3)

March 31, 2007	2.5	0.7	0.7	0.3	3.2	1.0	4.2

The average settlement costs per claim for the three-month period ended March 31, 2007 for the Omniwood and Woodruf settlements were $4,363 and $3,121, respectively.

Reserve Analysis

The following table presents an analysis of the net reserve activity for the three-month period ended March 31, 2007:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2006	$72	$49	$3	$124
Additional Provisions	—	—	—	—
Payments	(14)	(7)	(1)	(22)

Balance, March 31, 2007	$58	$42	$2	$102

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental protection, tax, personal injury and other matters. While any administrative proceedings, litigation or claims have an element of uncertainty, International Paper believes that the outcome of any of these matters that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 10 - DEBT

In March 2007, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, repaid $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the quarter included the repayment of $198 million of 7 5/8% notes that matured in the quarter.

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

At March 31, 2007 and December 31, 2006, International Paper classified $100 million of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or refinance these obligations as evidenced by its contractually committed $1.5 billion bank credit agreement.

At December 31, 2006, International Paper had unused contractually committed bank credit agreements totaling $3.0 billion. In March 2007, International Paper’s 364-day $500 million fully-committed bank credit agreement expired and was not renewed by the Company after reviewing its liquidity position. This leaves approximately $2.5 billion of committed liquidity, consisting of a $1.5 billion contractually committed bank credit agreement that expires in March 2011, and a $1.0 billion receivables securitization program that expires in October 2009.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

NOTE 11 – RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for this pension plan, receive an additional company contribution to their savings plan.

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended March 31,
In millions	2007	2006
Service cost	$27	$36
Interest cost	131	126
Expected return on plan assets	(159)	(135)
Actuarial loss	48	59
Amortization of prior service cost	5	7

Net periodic pension expense (a)	$52	$93

(a)	Excludes $47 million for curtailments and special termination benefits in 2006, recorded in Discontinued operations.

For its qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in 2006 and does not expect to make any contributions in 2007. The nonqualified plan is funded to the extent of benefit payments, which equaled $18 million through March 31, 2007.

NOTE 12 – STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program (discontinued as described below). The LTICP is administered by the Management Development and Compensation

Committee of the Board of Directors (the Committee) who are not eligible for awards. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, 24.2 million shares were available for grant under the LTICP.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options are vested, only replacement option grants will be expensed in future periods.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2007 and 2006 was $26 million and $18 million, respectively. The actual tax benefit realized for stock-based compensation costs was $3 million and $1 million for the three-month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, $211 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of two years.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for certain members of senior management for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan consistent with the requirements of SFAS No. 123(R):

Three Months Ended March 31, 2007
Expected volatility	20.33% - 20.46%
Risk-free interest rate	4.64% - 4.75%

The following summarizes the activity for all performance-based programs for the three months ended March 31, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	5,504,458	$38.61
Granted	2,261,611	33.52
Shares Issued (a)	(1,243,350)	36.26
Forfeited	(104,286)	39.69

Outstanding at March 31, 2007	6,418,433	$37.25

(a)	Includes 108,966 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Stock-based compensation expense totaling $5,300 related to a stock option reload was recorded for the three months ended March 31, 2007. The expense was calculated under the Black-Scholes option pricing model using 20.46% expected volatility, an interest rate of 4.92%, a 2.74% expected dividend yield and a term of two years. As of March 31, 2007, all outstanding options were fully vested.

A summary of option activity under the plan as of March 31, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	35,982,698	$39.52
Granted	1,120	36.54
Exercised	(905,634)	33.21
Forfeited	(337,528)	47.15
Expired	(1,855,395)	42.78

Outstanding at March 31, 2007	32,885,261	$39.43	4.84	$1,296

All options are exercisable as of March 31, 2007.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	177,250	$37.21
Granted	3,000	33.70
Shares Issued	(7,500)	38.12
Forfeited	—	—

Outstanding at March 31, 2007	172,750	$37.11

NOTE 13 – ACCOUNTING CHANGE

Effective January 1, 2007, International Paper adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Prior to January 1, 2007, International Paper accounted for the cost of planned major maintenance by expensing the costs ratably throughout the year. Effective January 1, 2007, International Paper adopted the direct expense method of accounting whereby all costs for repair and maintenance activities are expensed in the month that the related activity is performed. International Paper retrospectively applied the effect of the adoption of this FSP resulting in adjustments to prior-period quarterly operating results, resulting in a $1 million reduction in pre-tax earnings in the first quarter of 2006. However, this accounting change had no effect on previously reported full-year operating results or on the December 31, 2006 balance sheet.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended March 31,
	2007	2006
Printing Papers (2)	$1,540	$1,805
Industrial Packaging	1,235	1,175
Consumer Packaging (2)	750	615
Distribution	1,675	1,650
Forest Products	85	235
Other Businesses (3)	135	225
Corporate and Inter-segment Sales	(203)	(179)

Net Sales	$5,217	$5,526

Operating Profit by Industry Segment
	Three Months Ended March 31,
	2007	2006 (1)
Printing Papers (2)	$231	$105
Industrial Packaging	103	29
Consumer Packaging (2)	61	47
Distribution	29	27
Forest Products	100	190
Other Businesses (3)	6	13

Operating Profit	530	411
Interest expense, net	(61)	(149)
Minority interest (4)	5	3
Corporate items, net	(164)	(180)
Restructuring and other charges	(18)	(44)
Insurance recoveries	—	19
Net gains (losses) on sales and impairments of businesses held for sale	314	(1,283)

Earnings (loss) from continuing operations before income taxes and minority interest	$606	$(1,223)

(1)	Prior-year information has been revised to reflect the retrospective application of a change in accounting for planned major maintenance activities (see Note 13).
(2)	Reflects the reclassification of the European coated paperboard business from Printing Papers to Consumer Packaging in all periods.
(3)	Includes Arizona Chemical and certain smaller businesses.
(4)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Printing Papers (In thousands of short tons)
U.S. Uncoated Papers	982	1,026
Europe & Russia Uncoated Papers	376	379
Brazil Uncoated Papers	144	118
Asia Uncoated Papers	5	3

Uncoated Papers	1,507	1,526
Coated Papers	—	502
Market Pulp (3)	335	285

Packaging (In thousands of short tons)
Container of the Americas	882	901
European Container (Boxes)	307	321
Other Industrial and Consumer Packaging	131	146

Industrial and Consumer Packaging	1,320	1,368
Containerboard	392	496
Bleached Packaging Board	491	338
Coated Bristols	100	108
Saturated and Bleached Kraft Papers	53	60

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

For the first quarter of 2007, International Paper reported the strongest first-quarter operating results since 2000. Pricing momentum remained strong during the quarter with improved product pricing for European and Brazilian paper and global pulp. First-quarter sales volumes were flat compared with the 2006 fourth quarter as we shifted product sales across global markets and took some lack-of-order downtime in North American paper and containerboard operations to match production with our customers’ demand. Global manufacturing operations continued to perform well, led by record performance in our European operations. Freight and raw material costs were somewhat higher, driven by increased wood costs, but these increases were partially offset by favorable energy costs. Earnings from land sales for the quarter declined from 2006 fourth-quarter levels. Net interest expense also declined reflecting lower debt levels. Excluding special items, the income tax rate for the quarter was higher than in both the 2006 fourth and first quarters.

Looking forward to the 2007 second quarter, we expect that earnings from continuing operations, excluding special items, will be somewhat higher than in the first quarter. Average price realizations should further improve as we implement previously announced North American, European and Brazilian paper price increases as well as announced second-quarter increases for containerboard and boxes. Sales volumes should be seasonally stronger and should benefit from contributions from the Luiz Antonio mill in Brazil for a full quarter. Input costs for raw materials, energy and freight are expected to remain high, and planned maintenance outage expenses should be higher than in the first quarter. Second quarter earnings from land sales are expected to be slightly lower than in the first quarter.

RESULTS OF OPERATIONS

For the first quarter of 2007, International Paper reported net sales of $5.2 billion, compared with $5.5 billion in the first quarter of 2006 and $5.3 billion in the fourth quarter of 2006.

Net earnings totaled $434 million, or $0.97 per share, in the 2007 first quarter. This compared with losses of $1.2 billion, or $2.54 per share, in the first quarter of 2006 and earnings of $2.0 billion, or $4.38 per share, in the fourth quarter of 2006.

Earnings from continuing operations were $457 million in the first quarter of 2007 compared with a loss of $1.2 billion in the first quarter of 2006 and earnings of $2.0 billion in the 2006 fourth quarter. Compared with the first quarter of 2006, earnings in the 2007 first quarter benefited from higher average price realizations ($134 million), lower operating costs and a more favorable mix of products sold ($53 million), lower corporate charges ($20 million) reflecting lower pension expenses, and lower net interest expense ($65 million). These benefits were partially offset by higher raw material and freight costs ($14 million), lower gains from land sales ($40 million), higher costs due to mill production outages ($22 million), lower sales volumes and increased lack-of-order downtime ($5 million), reduced business earnings due to the net impact of divestitures/acquisitions ($29 million), and a higher income tax provision ($18 million) reflecting a higher estimated effective tax rate in 2007. Additionally, net special items were a gain of $254 million in the 2007 first quarter versus an expense of $1.3 billion in the first quarter of 2006.

Compared with the fourth quarter of 2006, earnings from continuing operations benefited from improved manufacturing costs ($39 million) resulting from cost reduction actions in prior periods. These benefits were offset by higher raw material costs ($13 million), higher freight costs ($2 million), and higher mill outage costs ($30 million). Corporate items decreased ($18 million) due to lower pension costs, partially offset by higher benefit-related costs and the effect of a 2006 fourth quarter favorable inventory-related adjustment. Net interest expense decreased ($17 million), while the earnings impact to the businesses of divestitures/acquisitions was lower ($3 million). Income tax expense was $12 million higher in the 2007 first quarter reflecting a higher estimated effective tax rate. Net special items were a gain of $254 million versus a gain of $1.8 billion in the fourth quarter of 2006.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required. Prior-period information has been revised to reflect the retrospective application of a change in accounting for planned major maintenance activities.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	March 31,		Dec. 31,
In millions	2007	2006	2006
Net Earnings (Loss)	$434	$(1,236)	$1,979
Deduct - Discontinued operations:
Earnings from operations	(3)	(37)	(13)
Loss on sales or impairments	26	61	81

Earnings (Loss) From Continuing Operations	457	(1,212)	2,047
Add back (deduct):
Income tax (benefit) provision	143	(16)	1,668
Minority interest expense, net of taxes	6	5	3

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	606	(1,223)	3,718
Interest expense, net	61	149	80
Minority interest included in operations	(5)	(3)	(3)
Corporate items	164	180	166
Special items:
Restructuring and other charges	18	44	111
Insurance recoveries	—	(19)	—
Gains on forestland sales	—	—	(4,422)
Impairments of goodwill	—	—	759
Net (gains) losses on sales and impairments of businesses	(314)	1,283	21
Reserve adjustments	—	—	(5)

	$530	$411	$425

Industry Segment Operating Profit
Printing Papers	$231	$105	$63
Industrial Packaging	103	29	130
Consumer Packaging	61	47	27
Distribution	29	27	31
Forest Products	100	190	162
Specialty Businesses and Other	6	13	12

Total Industry Segment Operating Profit	$530	$411	$425

Industry Segment Operating Profit

Industry segment operating profits of $530 million in the 2007 first quarter were higher than both $411 million in the 2006 first quarter and $425 million in the 2006 fourth quarter. Compared with the first quarter of 2006, earnings in the current quarter benefited from higher average prices ($182 million), lower manufacturing operating costs and a more profitable mix of products sold ($72 million), slightly lower raw material costs ($2 million), and other items ($14 million). These benefits were partially offset by lower gains from land sales ($55 million), higher costs due to mill outages ($30 million), higher freight costs ($20 million), and lower sales volumes and increased lack-of-order downtime ($7 million). The impact of acquisitions and divestitures also reduced profits ($39 million).

Compared with the 2006 fourth quarter, operating profits benefited from improved manufacturing operating performance and the impact of cost reduction efforts ($54 million), lower other costs ($27 million), and favorable special charges ($128 million). These benefits were partially offset by higher raw material costs ($18 million), higher freight costs ($3 million), lower gains from land sales ($70 million), and higher costs due to mill outages ($17 million). The impact of acquisitions and divestitures increased profits ($4 million).

During the 2007 first quarter, International Paper took approximately 180,000 tons of downtime, including 35,000 tons for lack-of-order downtime, compared with approximately 165,000 tons of downtime in the first quarter of 2006, which included 28,000 tons of lack-of-order downtime. During the 2006 fourth quarter, International Paper took approximately 235,000 tons of downtime, including 75,000 tons for lack-of-order downtime. Lack-of-order downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order downtime, is taken periodically during the year.

Discontinued Operations

2007:

During the first quarter of 2007, the Company recorded pre-tax credits of $21 million ($9 million after taxes) and $6 million ($4 million after taxes) relating to the sales of its Wood Products and Kraft Papers businesses, respectively. In addition, a $15 million pre-tax charge ($39 million after taxes) was recorded for adjustments to the loss on the completion of the sale of most of the Beverage Packaging business. Finally, a pre-tax credit of approximately $10 million ($6 million after taxes) was recorded for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business.

2006:

During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments. The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, with the sale of the remaining non-U.S. operations expected to close later in 2007.

Also during the fourth quarter of 2006, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, and five wood products plants for approximately $237 million, both subject to various adjustments at closing. Both of the sales were completed in March 2007.

The Company determined that the accounting requirements for both businesses under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discontinued operations were met. Accordingly, the operating results for these businesses are included in Discontinued operations for all periods presented.

During the 2006 third quarter, International Paper completed the sale of its Brazilian Coated Papers business. The operating results of this business are included in Discontinued operations for all periods presented.

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. The sale of this business was completed in January 2007. The operating results of this business are included in Discontinued operations for all periods presented.

Income Taxes

The income tax provision was $143 million for the 2007 first quarter. Excluding a $44 million charge relating to the tax effects of special items, the effective income tax rate for continuing operations was 32% for the quarter.

The income tax provision was $1.7 billion in the 2006 fourth quarter, principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales. Excluding the impact of this item and a $99 million tax benefit associated with other special items, the effective tax rate for the quarter was 28%.

The income tax benefit was $16 million in the 2006 first quarter. Excluding a $38 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items for the first quarter 2006 was 26%.

Deferred income taxes increased from $2.2 billion at December 31, 2006 to $3.3 billion at March 31, 2007, principally due to the effects of the adoption of FIN 48, preliminary purchase accounting for the Luiz Antonio mill, and deferred taxes associated with businesses sold in the 2007 first quarter.

Interest Expense and Corporate Items

Net interest expense for the 2007 first quarter was $61 million compared with $80 million for the 2006 fourth quarter and $149 million for the 2006 first quarter. The lower expense reflects lower average debt balances and interest rates due to debt refinancings and repayments and includes $6 million of interest income relating to the collection of a note receivable that had been written off in prior years.

Corporate items, net, of $164 million in the 2007 first quarter were about equal to the 2006 fourth-quarter net expenses of $166 million, but were lower than the net expenses of $180 million in the first quarter of 2006. Compared with the fourth quarter of 2006, lower pension expenses were offset by higher benefits-related expenses. Fourth-quarter corporate items also included a favorable one-time inventory-related adjustment. The decrease in expenses compared with the first quarter of 2006 is primarily due to lower pension expenses.

Special Items

Restructuring and Other Charges

2007:

During the first quarter of 2007, restructuring and other charges totaling $18 million before taxes ($11 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan. Additionally, a $2 million pre-tax credit ($1 million after taxes) was recorded in Interest expense for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

2006:

During the first quarter of 2006, restructuring and other charges totaling $44 million before taxes ($27 million after taxes) were recorded. Included in these charges were a pre-tax charge of $18 million ($11 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $8 million ($5 million after taxes) for losses on early extinguishment of debt, and a pre-tax charge of $18 million ($11 million after taxes) for adjustments to legal reserves. Also recorded was a pre-tax credit of $19 million ($12 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation (see Note 9) and a charge of $3 million for tax adjustments.

During the fourth quarter of 2006, restructuring and other charges totaling $111 million before taxes ($69 million after taxes) were recorded. Included in this charge were a pre-tax charge of $34 million ($21 million after taxes) for organizational restructuring programs, principally severance costs associated with the Company’s Transformation Plan, a pre-tax charge of $157 million ($97 million after taxes) for losses on early extinguishment of debt, a pre-tax charge of $40 million ($25 million after taxes) for legal reserves, a pre-tax credit of $115 million ($70 million after taxes) for interest received from the Canadian government on refunds of prior-year softwood lumber duties and a $5 million credit before taxes ($4 million after taxes) for other items.

Impairments of Goodwill

During the fourth quarter of 2006, in connection with annual goodwill impairment testing, charges of $630 million and $129 million were recorded to write down the carrying values of goodwill of the Company’s coated paperboard and Shorewood Packaging businesses, respectively, based on the estimated fair values of these businesses determined using the projected future operating cash flows.

Net (Gains) Losses on Sales and Impairments of Businesses

2007:

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Final sale proceeds are subject to post-closing adjustments, expected to be finalized in the 2007 second quarter.

In addition, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with the gain on the exchange for the Luiz Antonio mill in Brazil (see Note 4), in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2006:

During the first quarter, a pre-tax charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, as management had committed to a plan to sell this business. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations held for sale.

During the fourth quarter of 2006, a charge of $21 million before and after taxes was recorded for losses on sales and impairments of businesses. This charge included a pre-tax loss of $18 million ($6 million after taxes) relating to the sale of certain box plants in the United Kingdom and Ireland, and $3 million of pre-tax charges (a $6 million credit after taxes) for other small asset sales.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the first quarter of 2007.

Printing Papers

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,540	$1,805	$1,475
Operating Profit	231	105	63

Printing Papers net sales for the first quarter of 2007 were 4% higher than the fourth quarter of 2006, but 15% lower than the first quarter of 2006. Operating profits in the first quarter of 2007 were more than double those of both the fourth and first quarters of 2006.

North American Printing Papers net sales were $885 million in the first quarter of 2007 compared with $870 million in the fourth quarter of 2006 and $1.2 billion in the first quarter of 2006. Operating earnings of $124 million were improved compared with $115 million in the fourth quarter of 2006 and $58 million in the first quarter of 2006.

Sales volumes in the first quarter of 2007 were higher than in the fourth quarter of 2006 due to strong domestic market demand for cut size papers and increased sales to export markets. Average sales price realizations for uncoated freesheet paper were flat compared to the prior quarter despite competitive pressures. Manufacturing costs were higher compared with the fourth quarter of 2006 due primarily to an $8 million increase in planned maintenance shutdown expenses. Input costs were favorable, reflecting lower average costs for gas and oil, partially offset by higher starch and wood costs. The business took 41,000 tons of downtime in the first quarter of 2007 of which 19,000 tons were due to lack of orders. This compares with 71,000 tons of downtime in the fourth quarter of 2006 of which 41,000 were due to lack of orders.

In the first quarter of 2006, net sales and earnings included the Coated and Supercalendered Papers business which was sold in the third quarter of 2006. Excluding the impact of this business, sales volumes were lower in the first quarter of 2007 compared with the first quarter of 2006, which benefited from increased customer purchases in advance of announced price increases. In addition, declines occurred in coated bristols papers and coated kraft papers sales volumes as the result of competitive pressures from imports. Average sales price realizations were up significantly in the first quarter of 2007 as price increases implemented in 2006 have been fully realized. Freight costs were higher as the result of an increase in rail rates during 2006 and increased export shipments. Manufacturing operating expenses were slightly unfavorable as the impact of improved operating performance only partially offset an increase of $11 million in maintenance shutdown expenses. Higher raw material costs for starch and wood were more than offset by favorable energy and caustic soda costs. Total downtime taken by the business in the first quarter of 2006 was 15,000 tons, none of which was due to lack of orders.

Looking ahead to the second quarter, earnings are expected to be comparable to the first quarter. Sales volumes are forecasted to increase primarily due to strong demand for imaging papers and a seasonal increase in demand for bleached kraft papers. Average sales price realizations are expected to improve as recently announced price increases for imaging papers and several specialty grades will be partially realized during the quarter. Manufacturing operating expenses will reflect an additional $14 million for planned maintenance shutdown expenses. These negative factors should be partially offset by the impact of improved operations at the mills. Raw material costs for wood are expected to decline, but should be more than offset by higher costs for natural gas and starch.

European Printing Papers net sales were $355 million in the first quarter of 2007 compared with $345 million in the fourth quarter of 2006 and $305 million in the first quarter of 2006. Operating earnings in the first quarter of 2007 were a first-quarter record $50 million compared with a loss of $86 million in the fourth quarter of 2006 and earnings of $13 million in the first quarter of 2006.

Sales volumes in the first quarter of 2007 were down from the fourth quarter of 2006 reflecting the seasonal impact of the Russian New Year holiday period. Average sales price realizations improved in the first quarter as prices increased in Russia toward the end of the quarter and rose steadily throughout the quarter in Western Europe. Manufacturing costs were favorable due to strong operating performance. Raw material costs for wood were higher throughout Europe, and were further impacted by supply availability issues in Russia which caused an increased use of purchased pulp at the Svetogorsk mill. The fourth quarter of 2006 also included a $128 million special charge to reduce the carrying value of the assets of our Saillat mill in France to their estimated fair value.

Compared with the first quarter of 2006, sales volumes in the first quarter of 2007 improved largely due to higher market pulp sales. Sales volumes of uncoated freesheet paper were lower than the first quarter of 2006 as the impact of the closure of the Marasquel mill in France more than offset higher sales in Russia and Eastern Europe. Average sales price realizations were significantly higher due to the realization of price increases implemented in the latter part of 2006 and during the first quarter of 2007. Manufacturing costs were favorable as the result of strong operating performance and a reduction in planned maintenance shutdown expenses. Input costs were unfavorable due to higher wood costs, partially offset by lower energy costs in Western Europe and lower energy usage due to milder winter weather.

In the second quarter, earnings are expected to continue to be equally strong. Sales volumes will be down slightly reflecting planned production outages, but average sales price realizations will be higher as price increases in Russia and Western Europe are realized. Maintenance shutdown expenses will be higher and raw material costs will continue to be impacted by high wood costs.

Brazilian Printing Papers net sales were $140 million in the first quarter of 2007 compared with $130 million in both the fourth and first quarters of 2006. Operating earnings in the first quarter of 2007 were $36 million compared with $18 million in the fourth quarter of 2006 and $36 million in the first quarter of 2006. The Company completed the previously announced asset exchange to acquire the Luiz Antonio mill on February 1, 2007.

Excluding the impact of the Luiz Antonio exchange, sales volumes in the first quarter of 2007 declined slightly compared with the fourth quarter of 2006, principally for uncoated freesheet paper reflecting normal seasonality and accelerated purchases by customers in the fourth quarter in anticipation of higher prices. Average sales price realizations were higher as the price increases for cutsize paper and offset paper that were announced in December were realized. In the fourth quarter of 2006, a mill optimization project outage had negatively impacted manufacturing costs by $11 million compared with the current quarter. Shipments from the Luiz Antonio mill were in line with expectations. Earnings from Luiz Antonio were $8 million for the quarter as income recognition was delayed for in-transit shipments to Europe and the United States.

Compared with the first quarter of 2006, excluding the impact from the Luiz Antonio exchange, sales volumes were essentially flat. Average sales price realizations improved reflecting the price increases for uncoated freesheet paper realized during 2006. Manufacturing costs were favorable, but were partially offset by higher input and transportation costs. In the first quarter of 2006, earnings also included the favorable impact from tax credits.

Looking ahead to the second quarter, earnings are expected to increase significantly. Sales volumes will reflect an additional month of sales from the Luiz Antonio mill. Average sales price realizations should be higher as price increases for domestic cutsize and offset paper begin to be realized. Manufacturing costs should also be favorable, more than offsetting the impact of a small planned maintenance outage at the Luiz Antonio mill.

Asian Printing Papers net sales were $5 million in the first quarter of 2007 compared with $5 million in the fourth quarter of 2006 and $2 million in the first quarter of 2006. Operating earnings were close to breakeven for all periods presented.

U.S. Market Pulp net sales of $155 million in the first quarter of 2007 were higher than the net sales of $125 million in both the fourth and first quarters of 2006. Operating earnings were $21 million in the first quarter of 2007 compared with $16 million in the fourth quarter of 2006 and a loss of $2 million in the first quarter of 2006.

Sales volumes in the first quarter of 2007 improved compared with the fourth quarter of 2006 due to increased paper and tissue pulp shipments resulting from improved production at the Riegelwood mill. Shipments of fluff pulp were essentially unchanged. Average sales price realizations increased for softwood pulp in both North American and European markets. Average price realizations for fluff pulp were flat. Manufacturing operating expenses were unfavorable despite improvements at Riegelwood, although maintenance shutdown costs were $2 million lower than in the 2006 fourth quarter.

Compared with the first quarter of 2006, sales volumes increased slightly primarily for paper and tissue pulp and for fluff pulp. Average sales price realizations improved as prices for softwood pulp were up significantly due to supply constraints in the market. Freight costs were higher due to the impact of a rail rate increase in 2006 and increased shipments to our European warehouses to build inventories to better service customers. Maintenance shutdown expenses were $4 million favorable in the current quarter.

Entering the second quarter, earnings are expected to improve. Sales volumes for fluff pulp should increase slightly, but sales volumes for paper and tissue pulp will be flat. A previously announced price increase for softwood pulp is expected to be realized during the quarter. Maintenance shutdown expenses are expected to be lower compared with the first quarter. Raw material costs will reflect higher chemical and natural gas costs partially offset by lower wood costs.

Industrial Packaging

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,235	$1,175	$1,265
Operating Profit	103	29	130

Industrial Packaging net sales for the first quarter of 2007 were 2% lower than the fourth quarter of 2006, but 5% higher than in the first quarter of 2006. Operating profits in the first quarter of 2007 were 21% lower than in the fourth quarter of 2006, but more than double the first quarter of 2006.

North American Industrial Packaging net sales were $925 million in the first quarter of 2007 compared with $945 million in the fourth quarter of 2006 and $885 million in the first quarter of 2006. Operating earnings were $82 million compared with $114 million in the fourth quarter of 2006 and $13 million in the first quarter of 2006.

Containerboard sales volumes decreased compared with the fourth quarter of 2006 reflecting lower production resulting from planned maintenance outages. Average sales price realizations were flat although an improved customer mix had a favorable impact on margins. Maintenance shutdown costs were $44 million higher in the first quarter reflecting planned maintenance shutdowns at our Savannah, Mansfield and Vicksburg mills. Other costs of manufacturing operations were favorable due to improved performance. Input costs were higher primarily for wood and energy. Purchased fiber costs were unfavorable due to higher demand and costs for post-consumer old corrugated containers. The mills took 95,000 tons of downtime in the first quarter of which 16,000 tons were due to lack of orders as compared with 14,000 tons of downtime in the fourth quarter, none of which was due to lack of orders.

Compared with the first quarter of 2006, sales volumes in the first quarter of 2007 were lower reflecting the oversold conditions existing in the prior-year quarter. Average sales price realizations were significantly higher, however, due to the price increases implemented during 2006. Maintenance shutdown expenses were $26 million higher in the current quarter, more than offsetting the favorable impact of improved manufacturing performance. Raw material costs were lower due to decreased costs for fuel and caustic soda, although this was more than offset by the higher cost of purchased pulp.

U.S. Converting sales volumes in the first quarter of 2007 were lower than in the fourth quarter of 2006 due to seasonally slower market conditions and reduced demand for boxes early in the quarter. Sales margins improved reflecting an improved product and customer mix. Manufacturing costs were favorable while utility and raw material costs were unfavorable, primarily due to increased costs for starch and seasonal increases in energy consumption. These costs were partially offset by the favorable impact of higher prices for sales of waste fiber. Compared with the first quarter of 2006, sales volumes in the first quarter of 2007 were lower due to softer demand. Improved manufacturing costs were largely due to improvements in operating efficiencies and better spending controls. Input costs were unfavorable due to increased costs for starch and wax, partially offset by lower energy costs.

Looking ahead to the second quarter, earnings for North American Industrial Packaging are expected to improve. Sales volumes should increase as customer demand for boxes strengthens, although this impact will be partially offset by a slightly less favorable product mix. Average sales prices for the quarter should remain essentially flat as announced price increases begin to take effect late in the quarter. Maintenance shutdown expenses are forecasted to be $29 million lower in the second quarter. However, the conversion of the Pensacola mill from the production of uncoated free sheet paper to containerboard in the second quarter as part of our previously announced Transformation Plan will negatively impact Industrial Packaging’s earnings while the mill is shut down for the transition. Raw material costs will be slightly favorable, principally for utilities.

European Industrial Packaging net sales were $265 million for the first quarter of 2007 compared with $275 million for the fourth quarter of 2006 and $240 million for the first quarter of 2006. Operating earnings were $20 million in the first quarter of 2007 compared with $15 million in both the fourth and first quarters of 2006. The 2006 results include contributions from the box plants in the United Kingdom and Ireland which were sold at the end of the year.

Sales volumes in the first quarter of 2007 were slightly higher than in the fourth quarter of 2006 due to seasonal improvements in Morocco and a strong fruit and vegetable box season in Italy. Sales margins increased over the fourth quarter due to a favorable product mix in Morocco and fewer export sales in the first quarter of 2007. Conversion costs were favorable reflecting higher production volumes and the implementation of manufacturing improvement programs.

Compared to the first quarter of 2006, sales volumes improved in the first quarter of 2007 due to strong container demand in Italy and Spain. Sales margins were higher in the current year due to a stronger product mix in Morocco. Conversion costs were favorable, reflecting the impact of the manufacturing improvement programs as well as a reduction in energy costs. Favorable foreign exchange rates also had a positive impact on earnings in the current quarter.

Entering the second quarter, earnings are expected to improve slightly. Sales volumes should remain essentially flat with the first quarter, but sales margins will improve due to the realization of sales price increases in Morocco and France as well as stronger market demand for the recycled board produced at our Etienne mill. Conversion costs should be favorable due to the continuing impact of our manufacturing improvement initiatives. In addition, earnings from our operations in Turkey are expected to be stronger in the second quarter.

Asian Industrial Packaging net sales were $45 million in the first quarter of 2007 compared with $45 million in the fourth quarter of 2006 and $50 million in the first quarter of 2006. Operating earnings were $1 million in the first quarter of 2007 as well as the fourth and first quarters of 2006. The benefits from increased sales volumes in the first quarter of 2007 compared with the fourth quarter of 2006 were offset by higher raw material and freight costs.

Consumer Packaging

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$750	$615	$735
Operating Profit	61	47	27

Consumer Packaging net sales for the first quarter of 2007 were 2% higher than in the fourth quarter of 2006 and 22% higher than in the first quarter of 2006. Operating profits in the first quarter of 2007 were significantly higher than in the fourth quarter of 2006 and 30% higher than in the first quarter of 2006.

North American Consumer Packaging net sales were $605 million in the first quarter of 2007 compared with $615 million in the fourth quarter of 2006 and $565 million in the first quarter of 2006. Operating earnings were $42 million in the first quarter of 2007 compared with $15 million in the fourth quarter of 2006 and $35 million in the first quarter of 2006.

Coated Paperboard sales volumes improved in the first quarter of 2007 compared with the fourth quarter of 2006 due to very strong market conditions for folding carton board. Average sales prices increased reflecting the partial realization of announced price increases for cupstock board and folding carton board. Compared with the 2006 fourth quarter, maintenance shutdown costs were $20 million lower in the first quarter of 2007 due to the timing of the outages. Other manufacturing operating costs were slightly favorable due to improved operations at our Riegelwood mill. Input costs were higher, primarily for wood, but energy and freight costs were also higher. Compared with the first quarter of 2006, sales volumes were up slightly. Strong demand for folding carton board was offset by weaker demand for coated bristols and cupstock board. Average sales prices were significantly higher due to the realization of sales price increases during the latter part of 2006. Maintenance shutdown expenses were flat. Manufacturing operations were favorable. Freight costs were higher due to rail rate increases in the third quarter of 2006 and increased fuel costs. Input costs were lower due to decreases in costs for energy and polyethylene, partially offset by higher wood costs.

Shorewood Packaging’s sales volumes in the first quarter of 2007 declined from the fourth quarter of 2006 due to seasonally slower demand and additional weakness in the home entertainment segment. A slight increase in sales prices was realized, but this impact was offset by lower margins resulting from a decrease in sales of higher margin home entertainment and consumer products. Operating costs were favorable reflecting the favorable impact of personnel reductions. Raw material costs were slightly higher due to an increase in bleached board costs, while freight costs were lower due to reduced shipping volumes and lower expedited freight costs. In addition, earnings in the 2006 fourth quarter included a $13 million one-time non-cash charge. Compared with the first quarter of 2006, sales volumes in the first quarter of 2007 were lower due to softer demand for home entertainment and tobacco products, partially offset by stronger demand for consumer products and displays. Average sales prices were slightly higher, but these benefits were offset by a decline in sales margins caused by a less profitable mix and a lower average margin for consumer products. Favorable operating costs reflect improved operating performance. Raw material costs were slightly higher due to cost increases for bleached board.

The Foodservice business’s sales volumes in the first quarter of 2007 were lower than in the fourth quarter of 2006 due to seasonally lighter demand. Average price realizations and margins increased, reflecting the impact of contract price renegotiations as well as lower rebates. Converting operating costs were favorable as a result of higher production volumes in anticipation of upcoming seasonal sales volume increases. Lower raw material costs reflected decreases in polyethylene and polystyrene costs, while board costs were flat. Compared with the first quarter of 2006, sales volumes were slightly higher. Average sales prices were higher reflecting price increases realized throughout 2006 and in the first quarter of 2007. Converting operation costs improved due to increased efficiencies and higher production volumes. Raw material costs were unfavorable due to board cost increases.

Looking ahead to the second quarter, coated paperboard earnings are expected to decline primarily due to a $15 million increase in maintenance costs associated with planned maintenance shutdowns at our Texarkana and Augusta mills. These higher costs will be somewhat mitigated by increased sales volumes and the continued realization of previously announced price increases. In addition, operations at the Riegelwood mill are expected to continue to improve. However, raw material costs should be higher due to increases in energy, starch and polyethylene costs. Shorewood earnings are expected to improve due to increased market demand for consumer products. Foodservice earnings are expected to be flat with the first quarter. Sales volumes should be seasonally higher, but sales margins will decline with an increase in lower-margin cold cup sales. Raw material costs will be higher due to increases in polyethylene and polystyrene costs and a March cost increase in coated cupstock.

European Consumer Packaging net sales were $70 million in the first quarter of 2007 compared with $70 million in the fourth quarter of 2006 and $50 million in the first quarter of 2006. Operating earnings were $16 million in the first quarter of 2007 compared with $10 million in the fourth quarter of 2006 and $12 million in the first quarter of 2006. Sales volumes in the first quarter of 2007 were down from the fourth quarter of 2006 due to wood supply availability issues in Russia which led to some production downtime at the Svetogorsk mill. Average sales price realizations improved in the first quarter due to a better geographic mix of sales. Manufacturing costs were favorable as a result of strong operating performance. Compared with the first quarter of 2006, sales volumes in the first quarter of 2007 improved significantly reflecting the increased market share achieved following the capacity expansion of both coated paperboard machines. Average sales price realizations were lower due to increased sales to export markets. In the 2007 second quarter, earnings are expected to be lower due to a seasonal decline in demand and the annual planned maintenance shutdown at the Svetogorsk mill.

Asian Consumer Packaging net sales were $75 million in the first quarter of 2007. International Paper acquired a 50% ownership interest in Shandong International Paper & Sun Cartonboard Ltd. during the fourth quarter of 2006. Net sales for the two-month period of ownership in 2006 were $50 million. Operating earnings in the first quarter of 2007 were $3 million compared with $2 million for the fourth quarter of 2006.

Distribution

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,675	$1,650	$1,715
Operating Profit	29	27	31

Distribution’s 2007 first quarter sales were 2% below the fourth quarter of 2006 while operating profits were down 6%. Compared to the 2006 first quarter, sales rose 1% while operating profits increased 7% to record first quarter levels.

Sales of printing papers and graphic arts supplies and equipment were $1.07 billion in the first quarter of 2007 compared with $1.06 billion in both the fourth quarter of 2006 and the first quarter of 2006. Revenues were slightly higher in the first quarter of 2007 than the fourth quarter of 2006 reflecting two additional shipping days. Adjusting for this factor, revenues were down about 1% versus the fourth quarter. Trade margins for printing papers were down slightly in the first quarter of 2007 compared with both the fourth quarter of 2006 and the first quarter of 2006 as the result of an increase in lower-margin direct shipments. Compared to the fourth quarter of 2006, trade margins for the first quarter of 2007 declined because of mix, reflecting an increase in lower-margin mill direct shipments. Compared to the first quarter of 2006, margins declined slightly as increases in resale prices trailed cost increases.

Revenue from packaging products was $358 million in the first quarter of 2007 compared to $384 million in the fourth quarter of 2006 and $355 million in the first quarter of 2006. Revenues were seasonally lower than the fourth quarter of 2006 as activity with customers in retail and related segments peak in the fourth quarter. Trade margins for packaging products increased in the first quarter of 2007 compared with both the fourth quarter of 2006 and the first quarter of 2006 reflecting a more favorable product and service mix.

Facility supplies revenues were $245 million in the first quarter of 2007 compared to $273 million in the fourth quarter of 2006 and $235 million in the first quarter of 2006. Revenues were seasonally lower than the fourth quarter of 2006 as activity with customers in retail and related segments peak in the fourth quarter. Trade margins for facility supplies products in the first quarter of 2007 were essentially unchanged from the fourth quarter of 2006 and the first quarter of 2006.

Operating profit was $29 million in the first quarter of 2007 compared to $31 million in the fourth quarter of 2006 and $27 million in the first quarter of 2006. The seasonal decline in revenues was the primary cause for the lower operating profit compared to the fourth quarter of 2006. However, lower administrative costs in the first quarter helped mitigate the earnings effect of lower revenues. Compared to the first quarter of 2006, the increase in revenues combined with lower operating expenses, reflecting lower personnel costs and facility rationalizations, to increase operating profits.

Looking forward, operating results in the second quarter are expected to improve due to continued revenue growth.

Forest Products

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$85	$235	$190

Operating Profit:
Forest Resources-
Sales of Forestlands	$90	$103	$118
Harvest & Recreational
Income	12	72	26
Forestland Expenses	(4)	(30)	(27)
Real Estate Operations	2	45	45

Operating Profit	$100	$190	$162

Forest Products net sales in the first quarter of 2007 were 55% lower than in the fourth quarter of 2006 and 64% lower than in the first quarter of 2006. Operating earnings in the first quarter of 2007 were 38% and 47% lower than in the fourth and first quarters of 2006, respectively. These reductions reflect the impact of the 5.6 million acres of forestland sold in 2006 as part of the Company’s Transformation Plan, primarily in the fourth quarter that significantly reduced the Company’s forestland acreage.

Forest Products gross margins from forestland sales in the first quarter of 2007 decreased by $28 million compared with the fourth quarter of 2006 due to a decrease in the acreage sold. U.S. harvest and recreational income declined $14 million versus the 2006 fourth quarter, reflecting the impact of the 2006 forestland sales. Profits from sales of higher and better use real estate properties decreased by $43 million. Forestland operating expenses were $23 million lower due to the reduced level of business operations. Compared with the 2006 first quarter, gross margins on forestland sales declined $13 million. Harvest and recreational income decreased $60 million. Forestland operating expenses were $26 million lower than in the first quarter of 2006. In the 2007 second quarter, earnings are expected to decline with a further decrease in harvest and recreation income and slightly lower forestland sales. However, the timing and amount of these sales can change due to various factors.

Specialty Businesses and Other

	2007	2006
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$135	$225	$225
Operating Profit	6	13	12

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; thus 2007 operating results reflect only two months of activity. Net sales in the first quarter of 2007 were 40% lower than in both the fourth and first quarters of 2006. Earnings in the 2007 first quarter were down 50% compared with the fourth quarter of 2006 and 54% compared with the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $296 million for the first three months of 2007, up from $185 million for the comparable 2006 three-month period reflecting higher earnings after adjustments for non-cash charges. Cash used for working capital components was about the same for both three-month periods.

Cash proceeds from divestitures totaled approximately $1.6 billion for the 2007 first quarter, relating to the sales of the Kraft Papers, Beverage Packaging, Wood Products, and Arizona Chemical businesses closed during the quarter. Investments in capital projects totaled $178 million in the 2007 first quarter compared with $168 million in the 2006 first quarter. Full-year 2007 capital spending is currently expected to be approximately $1.2 billion, or about equal to estimated depreciation and amortization expense.

Financing activities for the first three months of 2007 included a $362 million reduction in debt versus a $743 million decrease during the comparable 2006 three-month period. First quarter 2007 activity included repayment by International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, of $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the quarter included the repayment of $198 million of 7 5/8% notes that matured within the quarter. First quarter 2006 activity included the repurchase of $195 million 6.4% debentures with an original maturity date of February 2026, and early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029.

At March 31, 2007 and December 31, 2006, International Paper classified $100 million of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

In the first three months of 2007, purchased 11.2 million shares of its common stock through open market purchases for approximately $398 million, and issued approximately 2.7 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $30 million of cash and restricted stock that did not generate cash. During the first three months of 2006, approximately 2.2 million shares of common stock were issued for various incentive plans, including stock option exercises that generated $7 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $114 million and $123 million for the first three months of 2007 and 2006, respectively. Dividends were $.25 per share for both periods.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2007 through cash from operations and divestiture proceeds, supplemented as required by its existing credit facilities.

At March 31, 2007, International Paper has approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. In March 2007, the Company did not renew its maturing $500 million 364-day fully committed bank credit agreement after reviewing its liquidity position. There were no outstanding borrowings under the fully committed bank credit agreement or the receivables securitization program at March 31, 2007.

Additionally, International Paper Investments (Luxembourg) S.ar.l and International Paper (Europe) S.A., both wholly-owned subsidiaries of International Paper, jointly have a $100 million bank credit agreement maturing in December 2007, with no borrowings outstanding as of March 31, 2007.

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

TRANSFORMATION PLAN

During the first quarter of 2007, the Company completed the sales of its North American Beverage Packaging operations, its Kraft Papers business, its Arizona Chemical business, and most of its Wood Products business. This substantially completes divestitures under the Company’s Transformation Plan, resulting in total proceeds of approximately $11.3 billion. As part of the Plan, these proceeds have been used to: (1) reduce long-term debt by approximately $6.2 billion and fund a $1.0 billion voluntary contribution to the Company’s U.S. qualified pension plan, (2) return value to shareholders through the purchase of 50.9 million shares for $1.8 billion through March 31, 2007, and (3) for identified selective reinvestment opportunities totaling approximately $2.0 billion, including the exchange of assets in Brazil with VCP completed in February 2007. Additional share repurchases are being made in the 2007 second quarter under the Company’s share repurchase program. The Company is continuing to make progress on its three-year $1.2 billion non-price improvement program to enhance business profitability.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 132 and 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and SFAS No. 109, “Accounting for Income Taxes,” including recent accounting requirements under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. Other than the adoption of FIN 48, the Company has not made any changes in any of these critical accounting policies during the first quarter of 2007.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $52 million for International Paper’s U.S. plans for the three months ended March 31, 2007, or about $41 million less than the pension expense recorded for the first three months of 2006. Net pension expense for non-U.S. plans was about $1 million and $4 million for the first quarter of 2007 and 2006, respectively. The decrease in U.S. plan pension expense was principally due to earnings on a $1 billion contribution made to the plan in the fourth quarter of 2006, lower amortization of unrecognized actuarial losses, and an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2007, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.4 billion, consisting of approximately 61% equity securities, 30% fixed income securities, and 9% real estate and other assets.

For its U.S. qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in 2006 and does not expect to make any contributions in 2007. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $41 million in 2007.

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

The Company adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006 using the modified prospective transition method. This standard requires that compensation cost related to share-based payments be recognized in the financial statements. The amount of compensation cost is measured based on the grant date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The adoption of SFAS No. 123(R) resulted in a $1 million increase in stock-based compensation expense for the three months ended March 31, 2006, with no effect on prior periods. Prior to January 1, 2006, the Company had accounted for share-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Accounting for Uncertainty in Income Taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation requires management to make judgments regarding the probability that certain income tax positions taken by the Company in filing tax returns in the various jurisdictions in which it operates will be sustained upon examination by the respective tax authorities based on the technical merits of these tax positions, and to make estimates of the amount of tax benefits that will be realized upon the settlement of these positions. The adoption of this interpretation resulted in a charge to the 2007 beginning balance of retained earnings of $94 million.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains a specific list of risks and uncertainties that you should carefully read and consider. That list has been updated in Part II, Item 1A. Risk Factors contained in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 42 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference. There have been no material changes in information relating to quantitative and qualitative disclosures about market risk since the end of the 2006 fiscal year.

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

During the 2007 first quarter, the Company completed the non-cash exchange of assets for the Luiz Antonio mill in Brazil. Integration activities, including an assessment of internal controls over financial reporting, are currently in process and are expected to be completed by the end of 2007.

The Company does have ongoing initiatives to standardize and upgrade its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 9 to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Annual Report) contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Since the Company has substantially completed the divestitures under its Transformation Plan, the Company no longer faces the risks described in our Annual Report under the heading “The Ability to Successfully Execute Sales Transactions Currently Under Contract.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	1,597,549	33.55	(b)	—	—
February 1, 2007 - February 28, 2007	2,639,944	36.20	(b)	—	—
March 1, 2007 - March 31, 2007	7,614,929	35.63	(b)	—	—

Total	11,852,422	—		—	—

(a)	Principally open-market repurchases, including 11,231,000 shares purchased as part of the Company’s Transformation Plan, and 621,000 shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.
(b)	Excludes costs to acquire the shares.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Omnibus Amendment (Amendment No. 3 to Receivables Sale Agreement and Amendment No. 5 to Receivables Sale and Contribution Agreement) entered into as of February 28, 2007.

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: May 9, 2007	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief Financial Officer

Date: May 9, 2007	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller