Form 10-Q
period 2007-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2007-08-08
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2007 was 429,632,516.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$5,291	$5,716	$10,508	$11,242

Costs and Expenses
Cost of products sold	3,881	4,271	7,732	8,439
Selling and administrative expenses	441	457	876	929
Depreciation, amortization and cost of timber harvested	269	282	531	596
Distribution expenses	254	276	510	561
Taxes other than payroll and income taxes	47	55	89	108
Restructuring and other charges	26	53	44	97
Insurance recoveries	—	—	—	(19)
Forestland sales	—	(62)	—	(62)
Net (gains) losses on sales and impairments of businesses	(1)	137	(315)	1,420
Interest expense, net	80	148	141	297

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	294	99	900	(1,124)
Income tax provision	89	33	232	17
Minority interest expense, net of taxes	5	4	11	9

Earnings (Loss) From Continuing Operations	200	62	657	(1,150)
Discontinued operations, net of taxes and minority interest	(10)	21	(33)	(3)

Net Earnings (Loss)	$190	$83	$624	$(1,153)

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.46	$0.13	$1.50	$(2.36)
Discontinued operations	(0.02)	0.04	(0.07)	(0.01)

Net earnings (loss)	$0.44	$0.17	$1.43	$(2.37)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.46	$0.13	$1.49	$(2.36)
Discontinued operations	(0.02)	0.04	(0.07)	(0.01)

Net earnings (loss)	$0.44	$0.17	$1.42	$(2.37)

Average Shares of Common Stock Outstanding - assuming dilution	431.2	487.2	440.4	486.6

Cash Dividends Per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and temporary investments	$1,681	$1,624
Accounts and notes receivable, net	3,000	2,704
Inventories	2,013	1,909
Assets of businesses held for sale	38	1,778
Deferred income tax assets	508	490
Other current assets	184	132

Total Current Assets	7,424	8,637

Plants, Properties and Equipment, net	9,678	8,993
Forestlands	725	259
Investments	616	641
Goodwill	3,526	2,929
Assets Held for Exchange	—	1,324
Deferred Charges and Other Assets	1,183	1,251

Total Assets	$23,152	$24,034

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$525	$692
Accounts payable	1,990	1,907
Accrued payroll and benefits	318	466
Liabilities of businesses held for sale	13	333
Other accrued liabilities	1,043	1,243

Total Current Liabilities	3,889	4,641

Long-Term Debt	6,219	6,531
Deferred Income Taxes	2,805	2,233
Other Liabilities	2,393	2,453
Minority Interest	242	213
Common Shareholders’ Equity
Common stock, $1 par value, 493.4 shares in 2007 and 493.3 shares in 2006	493	493
Paid-in capital	6,682	6,735
Retained earnings	4,044	3,737
Accumulated other comprehensive loss	(1,241)	(1,564)

	9,978	9,401
Less: Common stock held in treasury, at cost, 65.1 shares in 2007 and 39.8 shares in 2006	2,374	1,438

Total Common Shareholders’ Equity	7,604	7,963

Total Liabilities and Common Shareholders’ Equity	$23,152	$24,034

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net earnings (loss)	$624	$(1,153)
Discontinued operations, net of taxes and minority interest	33	3

Earnings (loss) from continuing operations	657	(1,150)
Depreciation, amortization and cost of timber harvested	531	596
Deferred income tax expense, net	95	9
Restructuring and other charges	44	97
Payments related to restructuring and legal reserves	(38)	(41)
Insurance recoveries	—	(19)
Net (gains) losses on sales and impairments of businesses	(315)	1,358
Periodic pension expense, net	105	189
Other, net	186	182
Changes in current assets and liabilities
Accounts and notes receivable	(156)	(140)
Inventories	(118)	(4)
Accounts payable and accrued liabilities	(233)	(203)
Other	(70)	(113)

Cash provided by operations - continuing operations	688	761
Cash (used for) provided by operations - discontinued operations	(53)	111

Cash Provided by Operations	635	872

Investment Activities
Invested in capital projects	(477)	(470)
Proceeds from divestitures	1,670	—
Other	(103)	(26)

Cash provided by (used for) investment activities - continuing operations	1,090	(496)
Cash used for investment activities - discontinued operations	(12)	(71)

Cash Provided by (Used for) Investment Activities	1,078	(567)

Financing Activities
Repurchases of common stock	(1,073)	—
Issuance of common stock	71	21
Issuance of debt	2	501
Reduction of debt	(467)	(1,957)
Change in book overdrafts	1	(23)
Dividends paid	(223)	(247)
Other	—	(8)

Cash used for financing activities - continuing operations	(1,689)	(1,713)
Cash provided by financing activities - discontinued operations	—	23

Cash Used for Financing Activities	(1,689)	(1,690)

Effect of Exchange Rate Changes on Cash	33	18

Change in Cash and Temporary Investments	57	(1,367)
Cash and Temporary Investments
Beginning of the period	1,624	1,641

End of the period	$1,681	$274

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Six Months Ended June 30, 2007

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	89	—	(53)	—	—	(3,808)	(137)	84
Repurchase of stock	—	—	—	—	—	29,095	1,073	(1,073)
Cash dividends - Common stock ($0.50 per share)	—	—	—	(223)	—	—	—	(223)
Comprehensive income (loss):
Net earnings	—	—	—	624	—	—	—	624
Pension and post retirement divestitures, amortization of prior service costs and net loss	—	—	—	—	52	—	—	52
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	268	—	—	268
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $3)	—	—	—	—	12	—	—	12
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(9)	—	—	(9)

Total comprehensive income								947
Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, June 30, 2007	493,429	$493	$6,682	$4,044	$(1,241)	65,131	$2,374	$7,604

Six Months Ended June 30, 2006

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,643	2	15	—	—	(112)	(4)	21
Cash dividends - Common stock ($0.50 per share)	—	—	—	(247)	—	—	—	(247)
Comprehensive income (loss):
Net loss	—	—	—	(1,153)	—	—	—	(1,153)
Change in cumulative foreign currency translation adjustment (less tax of $8)	—	—	—	—	114	—	—	114
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $4)	—	—	—	—	(11)	—	—	(11)
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(5)	—	—	(5)

Total comprehensive loss								(1,055)

Balance, June 30, 2006	493,144	$493	$6,642	$1,772	$(1,837)	—	$—	$7,070

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2006, which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 22. In connection with sales of businesses under the Transformation Plan and the resulting changes in the Company’s business portfolio, a review of the Company’s operating business segments was conducted during the first quarter of 2007 under the provisions of Statement of Financial Accounting Standards No. 131. While this review resulted in no changes in the Company’s reportable segments, a decision was made to include the Company’s European coated paperboard operations, previously reported in the Printing Papers segment, with other similar operations in the Consumer Packaging segment. Accordingly, prior period industry segment information has been revised to reflect this presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Earnings (loss) from continuing operations	$200	$62	$657	$(1,150)
Effect of dilutive securities	—	—	—	—

Earnings (loss) from continuing operations - assuming dilution	$200	$62	$657	$(1,150)

Average common shares outstanding	428.0	486.9	436.6	486.6
Effect of dilutive securities
Restricted stock performance share plan	2.4	—	3.2	—
Stock options (a)	0.8	0.3	0.6	—

Average common shares outstanding - assuming dilution	431.2	487.2	440.4	486.6

Earnings (loss) per common share from continuing operations	$0.46	$0.13	$1.50	$(2.36)

Diluted earnings (loss) per common share from continuing operations	$0.46	$0.13	$1.49	$(2.36)

(a)	Options to purchase 19.3 million shares and 32.9 million shares for the three months ended June 30, 2007 and 2006, respectively, and options to purchase 19.0 million shares for the six months ended June 30, 2007, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2007:

During the second quarter of 2007, restructuring and other charges totaling $26 million before taxes ($16 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $17 million ($11 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

During the first quarter of 2007, restructuring and other charges totaling $18 million before taxes ($11 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $12 million ($7 million after taxes) of accelerated depreciation charges for long-lived assets being removed from service. Additionally, a $2 million pre-tax credit ($1 million after taxes) was recorded in Interest expense, net, for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

2006:

During the second quarter of 2006, restructuring and other charges totaling $53 million before taxes ($32 million after taxes) were recorded. Included in these charges were a pre-tax charge of $49 million ($29 million after taxes), for organizational restructuring programs, including severance and other termination benefits costs of approximately $31 million ($19 million after taxes) and other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

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

NOTE 4 - ACQUISITIONS

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in the 2007 first quarter of a pre-tax gain of $205 million ($164 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The net assets exchanged were included as Assets held for exchange in the accompanying consolidated balance sheet at December 31, 2006.

The following unaudited pro forma information for the three months ended June 30, 2006 and the six months ended June 30, 2007 and 2006, presents the results of the operations of International Paper as if the Luiz Antonio acquisition had occurred as of January 1, 2006. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2006, nor is it necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
	(as reported)
Net sales	$5,291	$5,803	$10,543	$11,418
Earnings (loss) from continuing operations	200	77	667	(1,119)
Net earnings (loss)	190	98	634	(1,122)
Earnings (loss) from continuing operations per common share	0.46	0.16	1.51	(2.30)
Net earnings (loss) per common share	0.44	0.20	1.44	(2.31)

The following table summarizes the preliminary allocation of the fair value of the assets exchanged to the assets and liabilities acquired. The final allocation is expected to be completed by December 31, 2007:

In millions
Accounts receivable	$55
Inventory	24
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	414
Goodwill	546
Other intangible assets	154
Other long-term assets	7

Total assets acquired	1,822

Other current liabilities	20
Deferred income taxes	256
Other liabilities	26

Total liabilities assumed	302

Net assets acquired	$1,520

Identifiable intangible assets included the following:

	Estimated Fair Value	Average Remaining Useful Life
In millions
Asset Class:
Non-competition agreement	$10	2 years
Customer relationships	144	10 -20 years

Total	$154

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest with the same partner was acquired in a second joint venture, Shandong International Paper & Sun Coated Paperboard Co., Ltd., for approximately $28 million. The operating results of these consolidated joint ventures did not have a material effect on the Company’s consolidated results of operations in 2007 or 2006.

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2007:

During the second quarter of 2007, the Company recorded pre-tax charges of $7 million ($4 million after taxes) and $4 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Wood Products and Beverage Packaging businesses, respectively.

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

Revenues, earnings and earnings per share related to the Beverage Packaging business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Revenues	$4	$206	$90	$411

Earnings from discontinued operation
Earnings from operation	$—	$6	$15	$17
Income tax expense	—	(1)	(5)	(5)

Earnings from operation, net of taxes	—	5	10	12

Loss on sales and impairments	(4)	—	(19)	—
Income tax benefit (expense)	1	—	(23)	—

Loss on sales and impairments, net of taxes	(3)	—	(42)	—

Earnings (loss) from discontinued operation, net of taxes	$(3)	$5	$(32)	$12

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$—	$0.01	$0.02	$0.02
Loss on sales and impairments	(0.01)	—	(0.09)	—

Earnings (loss) per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$(0.01)	$0.01	$(0.07)	$0.02

Revenues, earnings and earnings per share related to the Wood Products business were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Revenues	$40	$294	$241	$585

Earnings from discontinued operation
Earnings (loss) from operation	$(4)	$24	$(26)	$60
Income tax benefit (expense)	1	(9)	10	(23)

Earnings (loss) from operation, net of taxes	(3)	15	(16)	37

Gain (loss) on sales and impairments	(7)	—	14	—
Income tax benefit (expense)	3	—	(9)	—

Gain (loss) on sales and impairments, net of taxes	(4)	—	5	—

Earnings (loss) from discontinued operation, net of taxes	$(7)	$15	$(11)	$37

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings (loss) from operation	$—	$0.03	$(0.03)	$0.02
Gain (loss) on sales and impairments	(0.01)	—	0.01	—

Earnings (loss) per common share from discontinued operation, net of taxes - assuming dilution	$(0.01)	$0.03	$(0.02)	$0.02

During the 2006 third quarter, International Paper completed the sale of its Brazilian Coated Papers business. The operating results of this business are included in Discontinued operations for all applicable periods presented.

Revenues, earnings and earnings per share related to the Brazilian Coated Papers business were as follows:

In millions, except per share amounts	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$52	$94

Earnings from discontinued operation
Earnings from operation	$8	$18
Income tax expense	(3)	(9)

Earnings from operation, net of taxes	5	9

Gain on sale	—	—
Income tax expense	—	—

Gain on sale, net of taxes	—	—

Earnings from discontinued operation, net of taxes	$5	$9

Earnings per common share from discontinued operation - assuming dilution
Earnings from operation	$0.01	$0.02
Gain on sale	—	—

Earnings per common share from discontinued operation, net of taxes - assuming dilution	$0.01	$0.02

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. The sale of this business was completed in January 2007. The operating results of this business are included in Discontinued operations for all applicable periods presented.

Revenues, earnings and earnings per share related to the Kraft Papers business were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
In millions, except per share amounts	2006	2007	2006
Revenues	$57	$—	$112

Earnings from discontinued operation
Earnings from operation	$10	$—	$17
Income tax expense	(3)	—	(6)

Earnings from operation, net of taxes	7	—	11

Gain (loss) on sales and impairments	(16)	6	(116)
Income tax benefit (expense)	5	(2)	44

Gain (loss) on sales and impairments, net of taxes	(11)	4	(72)

Earnings (loss) from discontinued operation, net of taxes	$(4)	$4	$(61)

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$0.01	$—	$0.02
Gain (loss) on sales and impairments	(0.02)	0.01	(0.15)

Earnings (loss) per common share from discontinued operation, net of taxes - assuming dilution	$(0.01)	$0.01	$(0.13)

Forestlands:

During the second quarter of 2006, the Company completed the sales of approximately 75,000 acres of forestlands for approximately $97 million, resulting in a pre-tax gain of approximately $62 million ($39 million after taxes).

Other Divestitures and Impairments:

2007:

During the second quarter of 2007, a $1 million net pre-tax credit (a $7 million charge after taxes, including a $5 million tax charge in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under U.S. Generally Accepted Accounting Principles, the operating results for Arizona Chemical are included in continuing operations in the accompanying consolidated statement of operations. Final sale proceeds are subject to post-closing adjustments, expected to be finalized in the 2007 third quarter.

In addition, during the first quarter of 2007 a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with the gain on the exchange for the Luiz Antonio mill in Brazil (see Note 4), in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2006:

During the 2006 second quarter, the Company recorded a pre-tax charge of $85 million ($53 million after taxes) to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value. This charge, together with a pre-tax charge of $52 million ($37 million after taxes) recorded to write down the carrying value of certain assets in Brazil to their estimated fair value, is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

At December 31, 2006, assets and liabilities of businesses held for sale included the Kraft Papers business, the Beverage Packaging business, the Wood Products business, and the Arizona Chemical business, and consisted of:

In millions	December 31, 2006
Accounts receivable, net	$298
Inventories	401
Plants, properties and equipment, net	995
Goodwill	10
Other assets	74

Assets of businesses held for sale	$1,778

Accounts payable	$184
Accrued payroll and benefits	50
Other accrued liabilities	32
Other liabilities	67

Liabilities of businesses held for sale	$333

Assets and liabilities of businesses held for sale by business were:

	December 31, 2006
In millions	Assets	Liabilities
Kraft	$148	$16
Arizona Chemical	496	159
Beverage Packaging	572	107
Wood Products	562	51

Total	$1,778	$333

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.5 billion and $1.4 billion at June 30, 2007 and December 31, 2006, respectively.

Inventories by major category were:

In millions	June 30, 2007	December 31, 2006
Raw materials	$293	$265
Finished pulp, paper and packaging products	1,387	1,341
Operating supplies	296	271
Other	37	32

Total	$2,013	$1,909

Interest payments made during the six-month periods ended June 30, 2007 and 2006 were $228 million and $345 million, respectively. Capitalized interest costs were $18 million and $7 million for the six months ended June 30, 2007 and 2006, respectively. Total interest expense was $239 million for the first six months of 2007 and $336 million for the first six months of 2006. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $7 million and $6 million during the first six months of 2007 and 2006, respectively. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $193 million and $74 million were made during the first six months of 2007 and 2006, respectively.

Accumulated depreciation was $14.4 billion at June 30, 2007 and $14.0 billion at December 31, 2006. The allowance for doubtful accounts was $82 million at June 30, 2007 and $85 million at December 31, 2006.

The following tables present changes in the goodwill balances as allocated to each business segment for the six-month periods ended June 30, 2007 and 2006:

In millions	Balance December 31, 2006	Reclassifications and Other(a)	Additions/ (Reductions)		Balance June 30, 2007
Printing Papers	$1,500	$(28)	$558	(b)	$2,030
Industrial Packaging	670	1	(3	)(c)	668
Consumer Packaging	451	62	7	(d)	520
Distribution	308	—	—		308

Total	$2,929	$35	$562		$3,526

(a)	Represents the effects of foreign currency translations and reclassifications, principally $59 million relating to the movement of the European coated paperboard operations from Printing Papers to Consumer Packaging.
(b)	Reflects a $568 million increase from the acquisition of the Luiz Antonio mill in February 2007, and a $10 million reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.
(c)	Reflects a $3 million decrease from final purchase adjustments related to the Box USA acquisition.
(d)	Represents an additional $7 million of goodwill related to joint ventures in China.

In millions	Balance December 31, 2005(a)	Reclassifications and Other(b)	Additions/ (Reductions)		Balance June 30, 2006
Printing Papers	$1,675	$1	$—		$1,676
Industrial Packaging	676	3	20	(c)	699
Consumer Packaging	960	1	(1	)(d)	960
Distribution	299	—	—		299
Corporate	11	—	—		11

Total	$3,621	$5	$19		$3,645

(a)	Restated to show Beverage Packaging and Wood Products as businesses held for sale.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects a $4 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, and a $16 million increase from the purchase of the remaining 25% interest in IPPM on May 1, 2006.
(d)	Reflects a $1 million decrease resulting from the settlement of a contingent purchase price adjustment from the purchase of the minority interest in Shorewood EPC Europe Limited.

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Six Months Ended June 30,
In millions	2007	2006
Asset retirement obligation, January 1	$29	$33
New liabilities	—	1
Liabilities settled	(1)	(1)
Net adjustments to existing liabilties	—	(1)
Accretion expense	1	1

Asset retirement obligation, June 30	$29	$33

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Service cost	$1	$—	$1	$1
Interest cost	8	7	17	16
Actuarial loss	6	7	11	11
Amortization of prior service cost	(11)	(15)	(22)	(24)

Net postretirement benefit cost (a)	$4	$(1)	$7	$4

(a)	Excludes a $10 million credit for the six-month period ended June 30, 2007 for curtailments and termination benefits related to Wood Products, Arizona Chemical and Beverage Packaging recorded in Discontinued operations. Also excludes a credit of $5 million and net charges of $19 million for the three-month and six-month periods ended June 30, 2006, respectively, for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation initiative recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses and Restructuring and other charges.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Fair Value Option for Financial Assets and Financial Liabilities:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007 (calendar year 2008), and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. This statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar year 2008), and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company is currently evaluating the provisions of this statement.

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

NOTE 8 - INCOME TAXES

International Paper adopted FIN 48 on January 1, 2007. The adoption of this standard resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption. Total unrecognized tax benefits at the date of adoption including this cumulative effect charge were $919 million, including $562 million that would reduce the Company’s effective tax rate if recognized.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2001 through 2006 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and in other countries. As a result of tax audit closings, settlements, and the expiration of statutes to examine such returns in various jurisdictions over the next 12 months, the Company estimates that the amount of unrecognized tax benefits could be reduced by approximately $150 million.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. As of the date of adoption of this standard, the Company had approximately $88 million of such accrued interest and penalties included in Other accrued liabilities associated with unrecognized tax benefits.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Under the terms of the sale agreement for the Beverage Packaging business, the purchase price received by the Company is subject to a post-closing adjustment if adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 are less than a targeted amount. The adjustment, if any, would equal five times the shortfall from the targeted amount. Management does not currently believe that any such adjustment is probable based upon current operating results. However, such an adjustment could be required when the purchase price is finalized.

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the 1980’s Hardboard Claims) and during the 1990’s (the 1990’s Hardboard Claims, and together with the 1980’s Hardboard Claims, the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 10, Commitments and Contingent Liabilities, to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006. All Hardboard Claims must be made by January 15, 2008, while all Omniwood and Woodruf Claims must be made by January 6, 2009.

Claims Data and Reserve Analysis

Throughout 2006 and the first half of 2007, Omniwood and Woodruf claims activity has been in line with projections. However, activity for Hardboard claims in the first three quarters of 2006 was in excess of projected amounts. Accordingly, additional pre-tax charges totaling $50 million were recorded in the first three quarters of 2006 to reflect this higher claims activity pending completion of an updated projection by the Company’s third-party consultant. In the fourth quarter of 2006, this updated projection was completed, resulting in an additional pre-tax charge of $40 million to increase the reserve to management’s best estimate of future projected payments for claims and expenses that have been filed by the end of the claims period. Claims activity for Hardboard claims for the first and second quarters of 2007 has been generally in line with these updated projections.

The following table presents the claims activity of the Hardboard Claims for the six-month period ended June 30, 2007:

In thousands	Single Family	Multi- Family	Total
December 31, 2006	21.8	2.1	23.9
No. of Claims Filed	11.9	0.6	12.5
No. of Claims Paid	(8.8)	(0.6)	(9.4)
No. of Claims Dismissed	(2.4)	(0.1)	(2.5)

June 30, 2007	22.5	2.0	24.5

The average settlement cost per claim for the six-month period ended June 30, 2007 for the Hardboard settlement was $2,257.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the six-month period ended June 30, 2007:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2006	2.7	0.6	0.8	0.3	3.5	0.9	4.4
No. of Claims Filed	3.0	0.1	0.2	—	3.2	0.1	3.3
No. of Claims Paid	(2.6)	(0.1)	(0.2)	—	(2.8)	(0.1)	(2.9)
No. of Claims Dismissed	(0.5)	—	(0.1)	—	(0.6)	—	(0.6)

June 30, 2007	2.6	0.6	0.7	0.3	3.3	0.9	4.2

The average settlement costs per claim for the six-month period ended June 30, 2007 for the Omniwood and Woodruf settlements were $4,059 and $3,789, respectively.

The following table presents an analysis of the net reserve activity for the six-month period ended June 30, 2007:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2006	$72	$49	$3	$124
Additional Provisions	—	—	—	—
Payments	(26)	(13)	—	(39)

Balance, June 30, 2007	$46	$36	$3	$85

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental permits, taxes, personal injury and other matters. While any administrative proceeding, litigation or claim has the element of uncertainty, International Paper believes that the outcome of any of these matters that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 10 - DEBT

In the second quarter of 2007, International Paper repurchased $35 million of 5.85% notes with an original maturity in October 2012. Additional repayments made by various wholly-owned non-U.S. subsidiaries of International Paper reduced debt by approximately $61 million.

In March 2007, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, repaid $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter included the repayment of $198 million of 7.625% notes that matured in the quarter.

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

At June 30, 2007 and December 31, 2006, International Paper classified $130 million and $100 million, respectively, of Notes payable and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or refinance these obligations as evidenced by its contractually committed $1.5 billion bank credit agreement.

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

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

NOTE 11 - RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all U.S. employees hired prior to July 1, 2004. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for these pension plans, receive an additional company contribution to their individual savings plans.

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Service cost	$30	$35	$57	$71
Interest cost	129	127	260	253
Expected return on plan assets	(158)	(135)	(317)	(270)
Actuarial loss	47	63	95	121
Amortization of prior service cost	5	6	10	14

Net periodic pension expense (a)	$53	$96	$105	$189

(a)	Excludes a one-time charge of $4 million for the three-month and six-month periods ended June 30, 2007 for curtailments and special termination benefits related to the Transformation plan recorded in Restructuring and other charges. Also excludes a credit of $4 million and net charges of $43 million for the three-month and six-month periods ended June 30, 2006, respectively, for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation plan recorded in Discontinued operations, Net (gains) losses on sales and impairments of businesses and Restructuring and other charges.

For its qualified plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified plan in December 2006, but does not expect to make any contributions in 2007. The nonqualified defined benefit plans are funded to the extent of benefit payments, which equaled $22 million through June 30, 2007.

NOTE 12 - STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, 26.1 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the six months ended June 30, 2007 and 2006 was $58 million and

$39 million, respectively. The actual tax benefit realized for stock-based compensation costs was $9 million and $2 million for the six-month periods ended June 30, 2007 and 2006, respectively. At June 30, 2007, $122 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of two years.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 900 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for certain members of senior management for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

The PSP awards issued to the senior management group are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Expected volatility	20.02% - 20.45%	20.02% - 20.46%
Risk-free interest rate	4.73% - 4.84%	4.64% - 4.84%

The following summarizes the activity for PSP for the six months ended June 30, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	5,504,458	$38.61
Granted	2,492,194	33.75
Shares Issued (a)	(1,473,333)	36.18
Forfeited	(104,286)	39.69

Outstanding at June 30, 2007	6,419,033	$37.26

(a)	Includes 108,966 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Stock-based compensation expense totaling $5,300 related to a stock option reload was recorded for the six months ended June 30, 2007. The expense was calculated under the Black-Scholes option pricing model using 20.46% expected volatility, an interest rate of 4.92%, a 2.74% expected dividend yield and a term of two years.

A summary of option activity under the plan as of June 30, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	35,982,698	$39.52
Granted	1,120	36.54
Exercised	(2,104,382)	33.63
Forfeited	(379,328)	47.35
Expired	(2,902,830)	41.74

Outstanding at June 30, 2007	30,597,278	$39.62	4.78	$1,212

All options were fully vested and exercisable as of June 30, 2007.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	177,250	$37.21
Granted	3,000	33.70
Shares Issued	(11,625)	38.53
Forfeited	—	—

Outstanding at June 30, 2007	168,625	$37.05

NOTE 13 - ACCOUNTING CHANGE

Effective January 1, 2007, International Paper adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Prior to January 1, 2007, International Paper accounted for the cost of planned major maintenance by expensing the costs ratably throughout the year. Effective January 1, 2007, International Paper adopted the direct expense method of accounting whereby all costs for repair and maintenance activities are expensed in the month that the related activity is performed. International Paper retrospectively applied the effects of the adoption of this FSP, resulting in reductions in net earnings of $31 million, or $0.06 per share and $30 million, or $0.06 per share for the three and six-month periods ended June 30, 2006, respectively. However, this accounting change had no effect on previously reported full-year operating results or on the December 31, 2006 balance sheet.

NOTE 14 - SUBSEQUENT EVENT

In July 2007, the Company completed the purchase of the remaining shares of its joint venture, Compagnie Marocaine des Cartons et des Papiers (CMCP), in Morocco for approximately $40 million. Following this purchase, CMCP is now wholly owned by International Paper.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Printing Papers (2)	$1,610	$1,810 (3)	$3,150	$3,615 (3)
Industrial Packaging	1,315	1,240	2,550	2,415
Consumer Packaging (2)	790	630	1,540	1,245
Distribution	1,720	1,690	3,395	3,340
Forest Products	90	205	175	440
Other Businesses (5)	—	235	135	460
Corporate and Inter-segment Sales	(234)	(94)	(437)	(273)

Net Sales	$5,291	$5,716	$10,508	$11,242

Operating Profit by Industry Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (1)	2007	2006 (1)
Printing Papers (2)	$249	$217 (4)	$480	$322 (4)
Industrial Packaging	139	86	242	115
Consumer Packaging (2)	48	36 (4)	109	83 (4)
Distribution	38	36	67	63
Forest Products	98	160	198	350
Other Businesses (5)	—	17	6	30

Operating Profit	572	552	1,102	963
Interest expense, net	(80)	(148)	(141)	(297)
Minority interest (6)	6	2	11	5
Corporate items, net	(179)	(179)	(343)	(359)
Restructuring and other charges	(26)	(53)	(44)	(97)
Insurance recoveries	—	—	—	19
Gains on forestland sales	—	62	—	62
Net gains (losses) on sales and impairments of businesses	1	(137)	315	(1,420)

Earnings (loss) from continuing operations before income taxes and minority interest	$294	$99	$900	$(1,124)

(1)	Prior-year information has been revised to reflect the retrospective application of a change in accounting for planned major maintenance activities (see Note 13).
(2)	Reflects the reclassification of the European coated paperboard business from Printing Papers to Consumer Packaging.
(3)	Includes $385 million and $780 million for the three months and six months ended June 30, 2006, respectively, from the coated and supercalendered paper business sold in 2006.
(4)	Includes a 2006 second-quarter special charge of $8 million before taxes in the Consumer Packaging segment for asset write-offs, and a credit of $8 million before taxes in the Printing Papers segment for a tax settlement in Brazil.
(5)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(6)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Printing Papers (In thousands of short tons)
U.S. Uncoated Papers	949		991	1,931		2,017
Europe & Russia Uncoated Papers	354		340	730		719
Brazil Uncoated Papers	198		114	342		232
Asia Uncoated Papers	7		5	12		8

Uncoated Papers	1,508		1,450	3,015		2,976
Coated Papers	—		491	—		993
Market Pulp (3)	337		289	672		574

Packaging (In thousands of short tons)
Container of the Americas	905		930	1,787		1,831
European Container (Boxes)	298		325	605		646
Other Industrial and Consumer Packaging	165		131	296		277

Industrial and Consumer Packaging	1,368		1,386	2,688		2,754
Containerboard	457		438	849		934
Bleached Packaging Board	496	(4)	358	987	(4)	696
Coated Bristols	103		102	203		210
Saturated and Bleached Kraft Papers	63		74	116		134

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.
(4)	Includes sales for International Paper and Sun Cartonboard Co., Ltd. (in which International Paper acquired a 50% interest in the fourth quarter of 2006.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper Company’s 2007 second-quarter results reflected solid operating performance, resulting in the best reported quarterly earnings since year 2000. Our European Printing Papers, Distribution and Food Service businesses had record second quarters. Operating results for our core businesses continue to improve. Our Printing Papers business experienced healthy markets in both Brazil and Europe, resulting in combined uncoated freesheet earnings that equaled those in North America for the quarter. In our Packaging segment, export markets were strong, our European Industrial Packaging business continued to have an excellent year, and price increases were announced for containerboard and carton board. Additionally, we began the conversion of our Pensacola, Fla., mill from the production of uncoated free-sheet paper to light-weight linerboard.

Looking ahead to the 2007 third quarter, we expect earnings from continuing operations and before special items to be somewhat higher than in the second quarter. Sales volumes are expected to be generally steady across our product lines, higher for some products, lower for others. Price realizations should improve somewhat as we continue to implement previously announced paper, containerboard and carton board price increases. We expect continued progress in improving the performance of our global manufacturing operations, and planned maintenance outage expenses are expected to be lower than in second quarter. Earnings from forestland sales are expected to be higher than in the second quarter; however, the timing and amount of these sales can change due to various factors, which could cause earnings to differ from expectations. Input costs for wood, energy and transportation are expected to be slightly higher. The conversion of our Pensacola mill will continue, with projected costs about $5 to $10 million higher than in the second quarter.

RESULTS OF OPERATIONS

Results of Operations

For the second quarter of 2007, International Paper reported net sales of $5.3 billion, compared with $5.7 billion in the second quarter of 2006 and $5.2 billion in the first quarter of 2007.

Net earnings totaled $190 million, or $0.44 per share, in the 2007 second quarter. This compared with earnings of $83 million, or $0.17 per share, in the second quarter of 2006 and earnings of $434 million, or $0.97 per share, in the first quarter of 2007.

Earnings From Continuing Operations

(after tax, in millions)

Earnings from continuing operations were $200 million in the second quarter of 2007 compared with earnings of $62 million in the second quarter of 2006 and earnings of $457 million in the 2007 first quarter. Compared with the second quarter of 2006, earnings in the 2007 second quarter benefited from higher average price realizations ($73 million), lower operating costs and a more favorable mix of products sold ($51 million), and lower costs for planned mill production outages ($10 million). These benefits were partially offset by the net effect of lower sales volumes and decreased market-related downtime ($1 million), higher raw material costs ($32 million), higher freight costs ($7 million), and lower gains from land sales ($22 million). Costs associated with maintenance and the shutdown of the paper machine at the Pensacola mill for the conversion to the production of containerboard also reduced earnings ($12 million). Corporate items and other decreased ($3 million). Net interest expense also decreased ($46 million) reflecting lower average debt balances and interest rates due to debt refinancings and repayments. The net impact of acquisitions and divestitures resulted in lower earnings ($48 million). Net special items were a loss of $23 million in the 2007 second quarter versus a loss of $83 million in the 2006 second quarter. Income taxes were $17 million lower in the 2007 second quarter reflecting a lower estimated effective tax rate.

Compared with the first quarter of 2007, earnings from continuing operations benefited from higher average price realizations ($17 million), higher sales volumes and decreased market-related downtime ($12 million), improved manufacturing costs ($29 million) resulting from cost reduction actions in prior periods, lower freight costs ($3 million), and higher gains from land sales ($3 million). These benefits were offset by higher raw material costs ($10 million), higher mill outage costs ($7 million), and costs associated with maintenance and the shutdown of the paper machine at the Pensacola mill ($12 million). Corporate items and other costs increased ($24 million) due to higher benefit-related costs at corporate and miscellaneous costs at the businesses. Net interest expense increased ($12 million), while the net impact to the businesses of divestitures and acquisitions was favorable ($9 million). Income tax expense was $12 million lower in the 2007 second quarter reflecting a lower estimated effective tax rate. Net special items were a gain of $254 million in the 2007 first quarter versus a loss of $23 million in the 2007 second quarter.

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

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2007	2006	2007
Net Earnings	$190	$83	$434
Deduct - Discontinued operations:
Losses (earnings) from operations	3	(32)	(3)
Loss on sales or impairments	7	11	26

Earnings From Continuing Operations	200	62	457
Add back:
Income tax provision	89	33	143
Minority interest expense, net of taxes	5	4	6

Earnings From Continuing Operations Before Income Taxes and Minority Interest	294	99	606
Interest expense, net	80	148	61
Minority interest included in operations	(6)	(2)	(5)
Corporate items	179	179	164
Special items:
Restructuring and other charges	26	53	18
Gains on forestland sales	—	(62)	—
Net (gains) losses on sales and impairments of businesses	(1)	137	(314)

	$572	$552	$530

Industry Segment Operating Profit
Printing Papers	$249	$217	$231
Industrial Packaging	139	86	103
Consumer Packaging	48	36	61
Distribution	38	36	29
Forest Products	98	160	100
Specialty Businesses and Other	—	17	6

Total Industry Segment Operating Profit	$572	$552	$530

Industry Segment Operating Profit

Segment Operating Profit

(in millions)

Industry segment operating profits of $572 million in the 2007 second quarter were higher than both $552 million in the 2006 second quarter and $530 million in the 2007 first quarter. Compared with the second quarter of 2006, earnings in the current quarter benefited from higher average prices ($110 million), lower manufacturing operating costs and a more profitable mix of products sold ($77 million), lower costs due to mill outages ($15 million), and other items ($4 million). These benefits were partially offset by higher raw material costs ($49 million), higher freight costs ($11 million), lower gains from land sales ($33 million), the net effect of lower sales volumes and decreased market-related downtime ($1 million), and costs associated with maintenance and the shutdown of the paper machine at the Pensacola mill ($18 million). The net impact of acquisitions and divestitures resulted in lower profits ($74 million).

Compared with the 2007 first quarter, operating profits benefited from higher average prices ($25 million), higher sales volumes and decreased market-related downtime ($17 million), improved manufacturing operating performance and the favorable impact of cost reduction efforts ($42 million), lower freight costs ($5 million), and higher gains from land sales ($4 million). These benefits were partially offset by higher raw material costs ($14 million), higher costs due to mill outages ($10 million), costs associated with maintenance and the shutdown of the paper machine at the Pensacola mill ($17 million), and higher other costs ($24 million). The net impact of acquisitions and divestitures resulted in higher profits ($14 million).

During the 2007 second quarter, International Paper took approximately 145,000 tons of downtime, including 4,000 tons for market-related downtime, compared with approximately 230,000 tons of downtime in the second quarter of 2006, which included 25,000 tons of market-related downtime. During the 2007 first quarter, International Paper had taken approximately 180,000 tons of downtime, including 35,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Discontinued Operations

2007:

During the second quarter of 2007, the Company recorded pre-tax charges of $7 million ($4 million after taxes) and $4 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Wood Products and Beverage Packaging businesses, respectively.

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

During the 2006 third quarter, International Paper completed the sale of its Brazilian Coated Papers business. The operating results of this business are included in Discontinued operations for all applicable periods presented.

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. Accordingly, a $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. The sale of this business was completed in January 2007. The operating results of this business are included in Discontinued operations for all applicable periods presented.

Income Taxes

The income tax provision was $89 million for the 2007 second quarter. Excluding a $2 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 29% for the quarter.

The income tax provision was $143 million in the 2007 first quarter. Excluding a $44 million charge relating to the tax effects of special items, the effective tax rate for continuing operations was 32% for the quarter.

The income tax provision was $33 million in the 2006 second quarter. Excluding a $45 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items for the second quarter was 34%.

Interest Expense and Corporate Items

Net interest expense for the 2007 second quarter was $80 million compared with $61 million for the 2007 first quarter and $148 million for the 2006 second quarter. First quarter interest expense, net, reflected one-time credits for $6 million of interest income related to the collection of a note that had been written off in prior years, and $9 million of interest income and capitalized interest in Brazil related to the Luiz Antonio asset exchange.

Corporate items, net, of $179 million in the 2007 second quarter were higher than the 2007 first-quarter net expenses of $164 million, but were equal to the net expenses of $179 million in the second quarter of 2006. Net expenses increased compared with the first quarter of 2007 principally due to higher benefits-related expenses. Compared with the second quarter of 2006, the benefits from lower pension expenses were offset by higher benefit-related costs.

Special Items

Restructuring and Other Charges

2007:

During the second quarter of 2007, restructuring and other charges totaling $26 million before taxes ($16 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $17 million ($11 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

During the first quarter of 2007, restructuring and other charges totaling $18 million before taxes ($11 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $12 million ($7 million after taxes) of accelerated depreciation charges for long-lived assets being removed from service. Additionally, a $2 million pre-tax credit ($1 million after taxes) was recorded in Interest expense for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

2006:

During the second quarter of 2006, restructuring and other charges totaling $53 million before taxes ($32 million after taxes) were recorded. Included in these charges were a pre-tax charge of $49 million ($29 million after taxes), for organizational restructuring programs, including severance and other termination benefits costs of approximately $31 million ($19 million after taxes) and other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

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

Net (Gains) Losses on Sales and Impairments of Businesses Held for Sale

2007:

During the second quarter of 2007, a $1 million pre-tax credit (a $7 million charge after taxes, including a $5 million tax adjustment in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Additionally, a pre-tax gain of $205 million ($164 million after taxes) was recorded related to the asset exchange for the Luiz Antonio mill in Brazil, and a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

2006:

During the second quarter of 2006, a pre-tax charge of $85 million ($53 million after taxes) was recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of the definitive sales agreement signed in the 2006 second quarter, and a pre-tax charge of $52 million ($37 million after taxes) was recorded to write down the carrying value of certain assets in Brazil to their estimated fair value.

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the second quarter of 2007.

Printing Papers

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,610	$1,540	$3,150	$1,810	$1,805	$3,615
Operating Profit	249	231	480	217	105	322

Printing Papers net sales for the second quarter of 2007 were 5% higher than the first quarter of 2007, but 11% lower than the second quarter of 2006. Operating profits in the second quarter of 2007 were 8% higher than the first quarter of 2007 and 15% higher than the second quarter of 2006.

North American Printing Papers net sales were $875 million in the second quarter of 2007 compared with $885 million in the first quarter of 2007 and $1.3 billion in the second quarter of 2006 ($885 million excluding the Coated and Supercalendered Papers business sold in 2006.) Operating earnings of $114 million were down compared with $124 million in the first quarter of 2007 and $140 million in the second quarter of 2006 ($91 million excluding the Coated and Supercalendered Papers business).

Sales volumes in the second quarter of 2007 were lower than in the first quarter of 2007 due to softer demand in the commercial printing and envelope markets. Average sales price realizations for cut-size paper increased during the quarter reflecting the $60 per ton price increase announced during the quarter. Price realizations were about flat for other uncoated freesheet paper products. Maintenance downtime costs were $20 million higher in the second quarter reflecting planned maintenance downtime at our Eastover, Riverdale, Ticonderoga, Louisiana and Franklin mills. Other manufacturing costs were favorable largely due to lower energy consumption. Input costs were unfavorable, reflecting higher energy costs for natural gas, oil and purchased electricity and higher starch costs, partially offset by lower wood costs. The business took 51,000 tons of downtime in the second quarter of 2007 of which 2,000 tons were due to lack of orders. This compares with 41,000 tons of downtime in the first quarter of which 19,000 tons were due to lack of orders.

In the second quarter of 2006, net sales and earnings included the Coated and Supercalendered Papers business which was sold in the third quarter of 2006. Excluding the impact of this business, earnings in 2007 improved year over year. Sales volumes were lower in the second quarter of 2007 compared with the second quarter of 2006 primarily due to the reduced production capacity caused by the shutdown of the paper machine at the Pensacola mill that is currently being converted to the production of lightweight linerboard for our Industrial Packaging segment. Sales volumes were also constrained by planned maintenance downtime and softer market demand for uncoated freesheet paper. Average sales price realizations were up significantly in the second quarter of 2007 reflecting the realization of price increases implemented in 2006. Freight costs were slightly higher as savings initiatives could not offset the impact of a 2006 third-quarter increase in rail rates. Manufacturing costs were favorable due to improved operating performance, while maintenance downtime expenses were $2 million lower than the 2006 second quarter. Raw material costs were higher for energy, starch and wood. Total downtime taken by the business in the second quarter of 2006 was 52,000 tons, none of which was due to lack of orders.

Looking ahead to the 2007 third quarter, earnings are expected to improve significantly over the second quarter. Sales volumes are expected to increase reflecting a seasonal increase in back-to-school purchases and pre-holiday advertising and print activity. Cut-size paper sales volumes are expected to be comparable to the second quarter. Average sales price realizations are expected to improve with a full-quarter benefit from the price increase for cut-size paper announced in May. Planned maintenance downtime expenses will be $30 million lower as only one mill, Courtland, is scheduled for downtime in the third quarter compared with five mills in the second quarter. Additionally, further improved operating performance at the mills is anticipated. Raw material costs for wood and energy are expected to decline.

European Printing Papers net sales were $370 million in the second quarter of 2007 compared with $355 million in the first quarter of 2007 and $290 million in the second quarter of 2006. Operating earnings in the second quarter of 2007 were $55 million compared with $50 million in the first quarter of 2007 and $29 million in the second quarter of 2006.

Sales volumes in the second quarter of 2007 were down from the first quarter of 2007 reflecting a seasonal slowdown in demand and the impact of weaker demand in U.K. markets. Average sales price realizations improved in the second quarter reflecting the implementation of price increases in all markets. Manufacturing costs were higher due to expenses associated with the annual outage at the Svetogorsk mill. Raw material costs for wood continued to increase during the second quarter, particularly in Russia where competition for wood remains high following supply shortages earlier in the year.

Compared with the second quarter of 2006, sales volumes in the second quarter of 2007 improved due largely to stronger demand in Russia and Eastern Europe and increased product availability due to increased production. Average sales price realizations were significantly higher due to the realization of price increases implemented in the latter part of 2006 and during early 2007. Manufacturing costs were unfavorable as an increase in purchased fiber usage at the Svetogorsk mill more than offset the benefit of stronger operating performance. Input costs were unfavorable due to higher wood costs, partially offset by lower energy prices in Western Europe.

In the 2007 third quarter, earnings are expected to be lower than in the second quarter, due to planned annual maintenance downtime at the Kwidzyn and Saillat mills. Sales volumes are expected to be seasonally lower in Western Europe, but stronger in Russia and Eastern Europe. Average sales price realizations should improve as announced price increases in Russia and Western Europe are realized. Raw material costs will continue to be impacted by high wood costs.

Brazilian Printing Papers net sales were $205 million in the second quarter of 2007 compared with $140 million in the first quarter of 2007 and $115 million in the second quarter of 2006. Operating earnings in the second quarter of 2007 were $57 million compared with $36 million in the first quarter of 2007 and $35 million in the second quarter of 2006. Results in 2007 benefited from the completion of the previously announced asset exchange to acquire the Luiz Antonio mill on February 1, 2007.

Sales volumes in the second quarter of 2007, excluding the impact of the Luiz Antonio acquisition, increased slightly compared with the first quarter. Average sales price realizations were higher due to the full-quarter impact of first-quarter price increases plus the partial implementation of another announced price increase for cut size paper. Manufacturing costs were slightly higher as higher maintenance costs offset the benefits of strong operating performance. Sales volumes for the Luiz Antonio mill were higher as intercompany shipments of product to the Company’s European operations that began in the first quarter are now being sold to outside customers. Earnings from Luiz Antonio improved $21 million for the second quarter compared with the first quarter.

Compared with the second quarter of 2006, excluding the impact of the Luiz Antonio acquisition, sales volumes were higher for both cut size paper and offset paper. Average sales price realizations improved reflecting price increases for uncoated freesheet paper realized during the second half of 2006 and in the first quarter of 2007. Manufacturing costs were favorable, but were partially offset by higher input and transportation costs.

Looking ahead to the third quarter, earnings are expected to further increase. Sales volumes will reflect additional export sales to both U.S. and European markets. Average sales price realizations should be higher as price increases in Brazil for cut-size and offset paper continue to be realized. Prices for export shipments are also expected to improve. Manufacturing costs should be favorable, but input costs are expected to be higher. In addition, a large planned timber sale should positively impact earnings.

Asian Printing Papers net sales increased in the 2007 second quarter, but totaled approximately $5 million for all periods presented. Operating earnings were close to breakeven for all periods presented.

U.S. Market Pulp net sales were $155 million in both the second and first quarters of 2007, compared with $130 million in the second quarter of 2006. Operating earnings were $24 million in the second quarter of 2007 compared with $21 million in the first quarter of 2007 and $13 million in the second quarter of 2006.

Sales volumes in the second quarter of 2007 were about even with the first quarter of 2007 as demand for both paper and tissue pulp and fluff pulp remained strong. Average sales price realizations were up reflecting increases in softwood pulp, hardwood pulp and the beginning of the realization of a fluff pulp price increase announced in June. Manufacturing operating expenses were favorable due to improved operating performance at the Riegelwood mill and lower planned maintenance downtime expenses.

Compared with the second quarter of 2006, sales volumes increased slightly, primarily for paper and tissue pulp, reflecting increased production at the Riegelwood mill. Sales volumes for fluff pulp declined slightly. Average sales price realizations were significantly higher reflecting softwood pulp price realizations in both North America and Europe. Freight costs were higher due to the impact of a rail rate increase in 2006. Increased raw material costs reflected higher energy and chemical costs. Maintenance downtime expenses were $3 million higher in the current quarter.

Entering the 2007 third quarter, earnings are expected to improve. Sales volumes for fluff pulp should increase, but sales volumes for paper and tissue pulp are expected to decline slightly. Overall demand for pulp should continue to be strong for the remainder of the year. The full realization of price increases announced in June is expected in the third quarter. Maintenance downtime expenses should be flat compared with the second quarter. Distribution costs are expected to be higher than in the second quarter.

Industrial Packaging

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,315	$1,235	$2,550	$1,240	$1,175	$2,415
Operating Profit	139	103	242	86	29	115

Industrial Packaging net sales for the second quarter of 2007 were 6% higher than in both the first quarter of 2007 and the second quarter of 2006. Operating profits in the second quarter of 2007 were 35% higher than in the first quarter of 2007 and 62% higher than the second quarter of 2006.

North American Industrial Packaging net sales were $975 million in the second quarter of 2007 compared with $925 million in the first quarter of 2007 and $940 million in the second quarter of 2006. Operating earnings were $109 million compared with $82 million in the first quarter of 2007 and $72 million in the second quarter of 2006.

Containerboard sales volumes increased compared with the first quarter of 2007 reflecting improved customer demand for boxes and stronger containerboard export markets. Average sales price realizations were flat. Maintenance downtime costs were $30 million lower in the second quarter reflecting planned downtime at our Prattville and Pineville mills versus downtime at three mills in the first quarter. Manufacturing costs were favorable due to excellent mill operations and reduced energy consumption. Input costs were higher for energy, starch and purchased fiber, partially offset by lower delivered wood costs. Distribution costs were favorable reflecting better freight optimization. Earnings were negatively impacted by $14 million of costs associated with maintenance and the conversion of the paper machine at the Pensacola mill to lightweight linerboard production. Containerboard mills took 29,000 tons of downtime in the second quarter, none of which was due to lack of orders, compared with 95,000 tons of downtime in the first quarter of which 16,000 tons were due to lack of orders.

Compared with the second quarter of 2006, sales volumes in the second quarter of 2007 were higher due to increased production resulting primarily from less maintenance downtime. Average sales price realizations were significantly higher reflecting price increases implemented in the second half of 2006. Margins were also improved due to stronger export markets. Manufacturing costs were lower reflecting strong mill operating performance. In addition, maintenance downtime expenses were $7 million lower in the current quarter. Costs were higher for natural gas, oil, wood and purchased fiber. Costs associated with maintenance and conversion costs at the Pensacola mill had a $15 million negative impact.

U.S. Converting sales volumes in the second quarter of 2007 were higher than in the first quarter of 2007 due to improved demand for boxes. Average box prices were about flat compared with the first quarter. Manufacturing costs were slightly favorable. Raw material costs were lower primarily due to decreased costs for wax, partially offset by higher costs for adhesives. Higher prices for sales of waste fiber had a positive impact on earnings. Compared with the second quarter of 2006, sales volumes in the current quarter were lower due to slightly softer box demand. The positive impact of improved manufacturing costs was largely offset by higher distribution costs. Input costs were unfavorable due to increased adhesives, wax, and utilities costs, but were more than offset by the income from higher prices for sales of waste fiber.

Looking ahead to the third quarter, earnings for North American Industrial Packaging are expected to improve. Sales volumes should continue to improve with continued strong box demand. An additional $40 per ton containerboard price increase has been announced that should begin to take effect during the quarter. Maintenance downtime expenses are expected to be $11 million lower with downtime scheduled for the third quarter only at the Prattville mill. The unfavorable impact of costs associated with the conversion of the Pensacola mill will continue to be felt in the third quarter. Distribution costs are expected to be higher reflecting increases in rail rates. Raw material costs should moderate, principally for wood, although recycled fiber costs are expected to increase.

European Industrial Packaging net sales were $270 million for the second quarter of 2007 compared with $265 million for the first quarter of 2007 and $255 million for the second quarter of 2006. Operating earnings were $28 million in the second quarter of 2007 compared with $20 million in the first quarter of 2007 and $16 million in the second quarter of 2006. The 2006 results include contributions from the box plants in the United Kingdom and Ireland which were sold at the end of 2006.

Sales volumes in the second quarter of 2007 were slightly lower than in the first quarter due to adverse weather-related impacts on fruit and vegetable shipments in France and Spain. Sales margins increased over the first quarter due to stronger container pricing in France, Spain and Italy. Conversion costs were unfavorable although energy costs were lower. Second quarter earnings also benefited from a $6 million insurance recovery from a fire at a plant in Turkey.

Compared to the second quarter of 2006, sales volumes in the 2007 second quarter were down slightly as strong growth in industrial markets in Italy was offset by the weak fruit and vegetable box volumes in France and Spain. Sales margins were higher in the current year due to the realization of box price increases. Conversion costs were essentially flat.

Entering the third quarter, earnings are expected to seasonally decline. Sales volumes should be lower, although the French fruit and vegetable box business should strengthen. Sales margins are expected to be lower as box price increases lag behind linerboard cost increases, although price increases should offset this effect by the end of the quarter. Conversion costs should remain about flat.

Asian Industrial Packaging net sales were $70 million in the second quarter of 2007 compared with $45 million in the first quarter of 2007 and $45 million in the second quarter of 2006. Operating earnings were $2 million in the second quarter of 2007 compared with $1 million in the first quarter of 2007 and a loss of $2 million in the second quarter of 2006.

Consumer Packaging

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$790	$750	$1,540	$630	$615	$1,245
Operating Profit	48	61	109	36	47	83

Consumer Packaging net sales for the second quarter of 2007 were 5% higher than in the first quarter of 2007 and 25% higher than in the second quarter of 2006. Operating profits in the second quarter of 2007 were 21% lower than in the first quarter of 2007 but 33% higher than in the second quarter of 2006.

North American Consumer Packaging net sales were $640 million in the second quarter of 2007 compared with $605 million in the first quarter of 2007 and $580 million in the second quarter of 2006. Operating earnings were $37 million in the second quarter of 2007 compared with $42 million in the first quarter of 2007 and $27 million in the second quarter of 2006.

Coated Paperboard sales volumes improved in the second quarter of 2007 compared with the first quarter of 2007 reflecting seasonal demand increases for plate and cup stock. Average sales prices improved with the realization of previously announced price increases for cup stock and folding carton board. Maintenance downtime costs were $13 million higher in the second quarter reflecting planned maintenance at the Texarkana and Augusta mills. Manufacturing operating costs were favorable due to improved operations at the Riegelwood and Texarkana mills. Input cost increases for fuel oil, polyethylene, starch and caustic soda more than offset the benefits of lower wood costs. Compared with the second quarter of 2006, sales volumes were up slightly despite softer folding carton board demand. Average sales prices were significantly higher due to the realization of sales price increases implemented during the latter part of 2006 as well as increases announced in the first quarter of 2007. Maintenance downtime expenses were essentially flat. Manufacturing operations were favorable reflecting improved performance at the Texarkana and Riegelwood mills. Freight costs increased due to higher rail rates, and input costs were higher due to increases in costs for energy, starch and wood.

Shorewood sales volumes in the second quarter of 2007 increased from the first quarter due to higher demand in the consumer products and tobacco segments despite continued weakness in the home entertainment segment. Margins were slightly higher in the tobacco and display segments. Raw material costs were flat, while freight costs were higher reflecting increased shipping volumes. Second quarter results also included $3 million of costs related to the announced closure of the Edison, N.J. plant by year end. Compared with the second quarter of 2006, sales volumes in the second quarter of 2007 were lower as softer demand for home entertainment, display and tobacco products was only partially offset by stronger demand for consumer products. Average sales price realizations were slightly higher, but these benefits were offset by a decline in sales margins reflecting a less profitable mix and a lower average margin for consumer products. Raw material costs were slightly higher due to cost increases for bleached board.

Foodservice sales volumes in the second quarter of 2007 were seasonally higher than in the first quarter reflecting additional sales to new and existing customers. Average price realizations increased, but margins declined as a result of a seasonal shift to lower margin cold cup products. Converting operating costs were favorable reflecting a favorable production mix and reduced waste. Higher raw material costs reflected increases in polyethylene and polystyrene costs and the impact of an increase in coated board costs. Compared with the second quarter of 2006, sales volumes in the 2007 second quarter were slightly higher. Average sales prices were also higher, and converting operation costs improved due to increased efficiencies and higher production volumes. Raw material costs were unfavorable due to higher board and polystyrene costs.

Looking ahead to the third quarter, coated paperboard earnings are expected to improve. Sales volumes should increase as demand for folding carton board improves. Average sales price realizations should also improve as recently announced price increases for folding carton board and bristols are implemented. Maintenance downtime costs are expected to be lower than in the second quarter, while manufacturing operating costs should continue to improve. Distribution costs will be higher due to rail rate increases, and raw material costs are expected to be higher due to increases for energy and wood. Shorewood earnings are expected to be better than in the second quarter. Sales volumes for the home entertainment and display segments will be seasonally stronger, but volumes in the tobacco segment are expected to soften. However, costs associated with the planned year-end closures of two plants will have a negative impact on earnings. Foodservice earnings are expected to decline slightly. Sales volumes should be seasonally higher, while sales price realizations should increase due to the impact of July 1 contract negotiations. However, these favorable impacts are expected to be offset by higher input costs for coated and uncoated board as well as polyethylene and polystyrene.

European Consumer Packaging net sales were $65 million in the second quarter of 2007 compared with $70 million in the first quarter of 2007 and $50 million in the second quarter of 2006. Operating earnings were $7 million in the second quarter of 2007 compared with $16 million in the first quarter of 2007 and $9 million in the second quarter of 2006. Sales volumes in the second quarter of 2007 were down from the first quarter of 2007 due to a seasonal decline in demand and a reduction in export sales. Average sales price realizations improved in the second quarter due to a better geographic mix of sales. Manufacturing costs were unfavorable as a result of expenses associated with an annual maintenance outage at the Svetogorsk mill. Compared with the second quarter of 2006, sales volumes in the second quarter 2007 improved significantly reflecting the increased market share achieved following the capacity expansion of the Kwidzyn board machine. Average price realizations were lower due to increased sales in lower margin export markets. In the third quarter, earnings are expected to improve reflecting a seasonal increase in demand and improved production at the Svetogorsk mill, which should more than offset the impact of a planned maintenance outage at the Kwidzyn mill.

Asian Consumer Packaging net sales were $85 million in the second quarter of 2007 compared with $75 million in the first quarter of 2007. International Paper acquired a 50% ownership interest in Shandong International Paper & Sun Cartonboard Ltd. during the fourth quarter of 2006. Operating earnings in the second quarter of 2007 were $4 million compared with $3 million in the first quarter of 2007.

Distribution

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,720	$1,675	$3,395	$1,690	$1,650	$3,340
Operating Profit	38	29	67	36	27	63

Distribution’s 2007 second quarter sales were 3% above the first quarter of 2007 while operating profits increased 31%. Compared to the 2006 second quarter, sales rose 2% while operating profits increased 6% to record second quarter levels.

Sales of printing papers and graphic arts supplies and equipment totaled $1.1 billion in the second quarter of 2007, essentially the same as in both the first quarter of 2007 and the second quarter of 2006. Revenues for mill direct sales were up 3% while sales from stock were even with the first quarter of 2007 and the second quarter of 2006. Trade margins for the second quarter of 2007 were about unchanged compared to both the first quarter of 2007 and the second quarter of 2006 as higher costs were recovered through improved price realizations.

Revenue from packaging products was $380 million in the second quarter of 2007 compared with $360 million in both the first quarter of 2007 and the second quarter of 2006. Compared to the first quarter of 2007, revenues were higher reflecting better business conditions. Increased prices and volumes contributed equally to the revenue increase from the second quarter of 2006. Trade margins for packaging products decreased in the second quarter of 2007 compared with the first quarter of 2007 reflecting changes in product and service mix.

Facility supplies revenues totaled $260 million in the second quarter of 2007 compared to $245 million in both the first quarter of 2007 and the second quarter of 2006, reflecting higher sales volumes. Trade margins in the second quarter of 2007 were essentially unchanged from second-quarter 2006 levels.

Operating profits were $38 million in the second quarter of 2007 compared with $29 million in the first quarter of 2007 and $36 million in the second quarter of 2006. Compared with the first quarter of 2007, operating profits for the second quarter of 2007 reflect higher revenues, somewhat offset by higher freight. Higher revenues were the primary cause for the higher operating profit versus the 2006 second quarter. Operating profits for the second quarter of 2007 also included a $2 million gain on the sale of real estate that was largely offset by increased spending on business process redesign.

Looking ahead to the 2007 third quarter, better retail and print demand should result in improved sales activity.

Forest Products

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$90	$85	$175	$205	$235	$440

Operating Profit:
Forest Resources-
Sales of Forestlands	$91	$91	$182	$101	$103	$204
Harvest & Recreational
Income	5	11	16	61	72	133
Forestland Expenses	(4)	(4)	(8)	(31)	(30)	(61)
Real Estate Operations	6	2	8	29	45	74

Operating Profit	$98	$100	$198	$160	$190	$350

Forest Products net sales in the second quarter of 2007 were 6% higher than in the first quarter of 2007, but 56% lower than in the second quarter of 2006. Operating earnings in the second quarter of 2007 were 2% and 39% lower than in the first quarter of 2007 and the second quarter of 2006, respectively. These reductions reflect the impact of the 5.6 million acres of forestland sold in 2006 as part of the Company’s Transformation Plan, primarily in the fourth quarter, that significantly reduced the Company’s forestland acreage.

Forest Products earnings from forestland sales in the second quarter of 2007 were even with the first quarter of 2007. Harvest and recreational income declined $6 million versus the first quarter. Profits from sales of real estate properties increased by $4 million. Forestland operating expenses were unchanged quarter over quarter. Compared with the 2006 second quarter, earnings from forestland sales declined $10 million. Harvest and recreational income decreased $56 million reflecting the impact of the 2006 Transformation Plan forestland sales. Forestland operating expenses were $27 million lower than in the second quarter of 2006 due to the reduced level of business operations. In the 2007 third quarter, earnings are expected to improve with an increase in planned forestland sales. However, the timing and amount of these sales can change due to various factors.

Specialty Businesses and Other

	2007			2006
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$—	$135	$135	$235	$225	$460
Operating Profit	—	6	6	17	13	30

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; thus, operating results in 2007 reflect only two months of activity.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $688 million for the first six months of 2007, down from $761 million for the comparable 2006 six-month period, reflecting an increase in cash used for working capital items. An increase in non-U.S. and export sales, which have longer average payment terms, led to an increase in accounts receivable, while inventories also increased reflecting additional intercompany shipments of product to the Company’s European and U.S. operations that are awaiting sale to outside customers. Earnings adjusted for non-cash charges of about $1.3 billion was $44 million higher than in the 2006 period. However, cash used for working capital components totaled $577 million for the first six months of 2007, up from $460 million for the comparable 2006 six-month period.

Cash proceeds from divestitures totaled approximately $1.7 billion for the first six months of 2007, relating to the sales of the Kraft Papers, Beverage Packaging, Wood Products, and Arizona Chemical businesses. Investments in capital projects totaled $477 million in the first six months of 2007, slightly above $470 million in the first six months of 2006. Full-year 2007 capital spending is currently expected to be approximately $1.2 billion, or about equal to estimated depreciation and amortization expense. While capital spending on higher return projects in Brazil, Europe and Asia will likely exceed depreciation and amortization expense, U.S. capital spending is expected to be less than depreciation and amortization.

Financing activities for the first six months of 2007 included a $465 million net reduction in debt versus a $1.5 billion decrease during the comparable 2006 six-month period. Activity for the second quarter of 2007 included the repurchase of $35 million of 5.85% notes with an original maturity in October 2012, and net reductions of approximately $61 million by wholly-owned non-U.S. subsidiaries of International Paper. First quarter 2007 activity included the repayment by International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, of $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter included the repayment of $198 million of 7.625% notes that matured within the quarter.

In June 2006, International Paper had paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third party commercial paper issued under the Company’s receivables securitization program. At December 31, 2006, International Paper had repaid all of the commercial paper borrowed under this program. First quarter 2006 activity had included the repurchase of $195 million 6.4% debentures with an original maturity date of February 2026, and early payment of approximately $495 million of notes with coupon rates ranging from 4% to 8.875% and original maturities from 2007 to 2029.

At June 30, 2007 and December 31, 2006, International Paper classified $130 million and $100 million, respectively, of Notes payable and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

Also during the first six months of 2007, the Company purchased 29 million shares of its common stock through open market purchases for approximately $1.1 billion, and issued approximately 3.8 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $71 million of cash and restricted stock that did not generate cash. During the first six months of 2006, approximately 2.6 million shares of common stock had been issued for various incentive plans, including stock option exercises that generated $21 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $223 million and $247 million for the first six months of 2007 and 2006, respectively. Quarterly dividends were $.25 per share in both years.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2007 through current cash balances plus cash from operations and divestiture proceeds, supplemented as required by its existing credit facilities.

At June 30, 2007, International Paper has approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. There were no outstanding borrowings under the fully committed bank credit agreement or the receivables securitization program at June 30, 2007.

Additionally, International Paper Investments (Luxembourg) S.ar.l and International Paper (Europe) S.A., both wholly-owned subsidiaries of International Paper, jointly have a $100 million bank credit agreement maturing in December 2007, with no borrowings outstanding as of June 30, 2007.

The Company will continue to rely upon debt and capital markets for the majority of any necessary funding not provided by existing cash balances, operating cash flow or divestiture proceeds. Funding decisions will be guided by our capital structure planning and liability management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

TRANSFORMATION PLAN

During the first quarter of 2007, the Company completed the sales of its North American Beverage Packaging operations, its Kraft Papers business, its Arizona Chemical business, and most of its Wood Products business. This substantially completed divestitures under the Company’s Transformation Plan. As reported in the first quarter, these proceeds have been used to: (1) reduce long-term debt and fund a voluntary contribution to the Company’s U.S. qualified pension plan, (2) return value to shareholders through the purchase of its common stock, and (3) for identified selective reinvestments. During the 2007 second quarter, the Company purchased an additional 17.9 million shares of its common stock for approximately $675 million, and additional share repurchases may be made in the 2007 third quarter. Additionally, the Company is continuing to make progress on its non-price improvement program to enhance business profitability.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. Other than the adoption of FIN 48, the Company has not made any changes in any of these critical accounting policies during the first six months of 2007.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $105 million for International Paper’s U.S. plans for the six months ended June 30, 2007, or about $84 million less than the pension expense recorded for the first six months of 2006. Net pension expense for non-U.S. plans was about $2 million and $8 million for the first six months of 2007 and 2006, respectively. The decrease in U.S. plan pension expense was principally due to earnings on a $1 billion contribution made to the plan in the fourth quarter of 2006, lower amortization of unrecognized actuarial losses, an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006, and a decrease in active plan participants due to divestitures. The decrease in non-U.S. expense is related to the sales of Arizona Chemical and Beverage Packaging.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2007, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.5 billion, consisting of approximately 61% equity securities, 30% fixed income securities, and 9% real estate and other assets.

For its U.S. qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in 2006 and does not expect to make any contributions in 2007. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $37 million in 2007.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International

Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Item 1A. Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (as updated by subsequent Quarterly Reports on Form 10-Q) contains a specific list of risks and uncertainties that you should carefully read and consider. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company does have ongoing initiatives to standardize and upgrade certain of its financial, operating and supply chain systems. The system upgrades will be implemented in stages, by business, over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 9 to the Financial Statements in this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Annual Report) contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Since the Company has substantially completed the divestitures under its Transformation Plan, the Company no longer faces the risks described in the Annual Report under the heading “The Ability to Successfully Execute Sales Transactions Currently Under Contract.” There are no other significant changes to the risk factors described in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the second quarter of 2007, the Company issued (i) 13,077 shares of restricted stock and (ii) 32,389 restricted stock units to members of the Company’s board of directors under the International Paper Company Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (the “Director Plan”) as compensation for their services on our board of directors. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The restricted stock units are paid out in cash upon retirement, disability or death of the director, as more fully described in the Director Plan.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	8,624,581	$36.87	—	—
May 1, 2007 - May 31, 2007	7,198,033	$38.52	—	—
June 1, 2007 - June 30, 2007	2,042,466	$39.21	—	—

Total	17,865,080	—	—	—

(a)	Principally open-market repurchases, including 17,863,713 shares purchased as part of the Company’s Transformation Plan, and 1,367 shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.
(b)	Excludes costs to acquire the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 7, 2007.

(b)	Four Class I directors were elected: David J. Bronczek, Martha F. Brooks, Lynn Laverty Elsenhans and John L. Townsend, III. Directors whose terms of office continued after the annual meeting are Samir G. Gibara, John F. Turner, Alberto Weisser, John V. Faraci, Donald F. McHenry and William G. Walter.

(c)	(i) The votes for or withheld for each nominee were:

	For	Withheld
David J. Bronczek	396,016,385	7,230,660
Martha F. Brooks	296,428,596	106,818,449
Lynn Laverty Elsenhans	396,150,223	7,096,822
John L. Townsend, III	246,229,472	157,017,573

(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
397,177,839	1,622,174	4,447,030	0

(iii)	Shareholders voted to approve the shareholder proposal relating to Majority Voting for Directors. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
340,828,798	57,653,110	4,765,134	0

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Management Incentive Plan (2007)

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: August 8, 2007	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief Financial Officer

Date: August 8, 2007	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller