Form 10-Q
period 2007-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2007-11-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2007 was 428,137,645.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$5,541	$5,429	$16,049	$16,671

Costs and Expenses
Cost of products sold	4,086	3,906	11,818	12,345
Selling and administrative expenses	455	465	1,331	1,394
Depreciation, amortization and cost of timber harvested	277	287	808	883
Distribution expenses	255	267	765	828
Taxes other than payroll and income taxes	42	52	131	160
Restructuring and other charges	42	92	86	189
Insurance recoveries	—	—	—	(19)
Forestland sales	(9)	(304)	(9)	(366)
Net losses (gains) on sales and impairments of businesses	1	(74)	(314)	1,346
Interest expense, net	77	144	218	441

Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest	315	594	1,215	(530)
Income tax provision	89	204	321	221
Minority interest expense, net of taxes	6	5	17	14

Earnings (Loss) From Continuing Operations	220	385	877	(765)
Discontinued operations, net of taxes and minority interest	(3)	(161)	(36)	(164)

Net Earnings (Loss)	$217	$224	$841	$(929)

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.52	$0.81	$2.03	$(1.57)
Discontinued operations	(0.01)	(0.34)	(0.08)	(0.34)

Net earnings (loss)	$0.51	$0.47	$1.95	$(1.91)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.52	$0.80	$2.01	$(1.57)
Discontinued operations	(0.01)	(0.34)	(0.08)	(0.34)

Net earnings (loss)	$0.51	$0.46	$1.93	$(1.91)

Average Shares of Common Stock Outstanding - assuming dilution	425.6	484.9	435.7	485.2

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and temporary investments	$1,702	$1,624
Accounts and notes receivable, net	3,080	2,704
Inventories	2,030	1,909
Assets of businesses held for sale	21	1,778
Deferred income tax assets	516	490
Other current assets	156	132

Total Current Assets	7,505	8,637

Plants, Properties and Equipment, net	9,842	8,993
Forestlands	735	259
Investments	608	641
Goodwill	3,652	2,929
Assets Held for Exchange	—	1,324
Deferred Charges and Other Assets	1,373	1,251

Total Assets	$23,715	$24,034

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$586	$692
Accounts payable	2,070	1,907
Accrued payroll and benefits	347	466
Liabilities of businesses held for sale	5	333
Other accrued liabilities	1,021	1,243

Total Current Liabilities	4,029	4,641

Long-Term Debt	6,191	6,531
Deferred Income Taxes	2,751	2,233
Other Liabilities	2,567	2,453
Minority Interest	221	213
Common Shareholders’ Equity
Common stock, $1 par value, 493.6 shares in 2007 and 493.3 shares in 2006	494	493
Paid-in capital	6,718	6,735
Retained earnings	4,154	3,737
Accumulated other comprehensive loss	(1,030)	(1,564)

	10,336	9,401
Less: Common stock held in treasury, at cost, 65.4 shares in 2007 and 39.8 shares in 2006	2,380	1,438

Total Common Shareholders’ Equity	7,956	7,963

Total Liabilities and Common Shareholders’ Equity	$23,715	$24,034

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net earnings (loss)	$841	$(929)
Discontinued operations, net of taxes and minority interest	36	164

Earnings (loss) from continuing operations	877	(765)
Depreciation, amortization and cost of timber harvested	808	883
Deferred income tax expense, net	125	133
Restructuring and other charges	86	189
Payments related to restructuring and legal reserves	(60)	(65)
Insurance recoveries	—	(19)
Net (gains) losses on sales and impairments of businesses	(314)	1,346
Gain on sales of forestlands	(9)	(366)
Periodic pension expense, net	158	283
Other, net	145	184
Changes in current assets and liabilities
Accounts and notes receivable	(6)	(249)
Inventories	(91)	(32)
Accounts payable and accrued liabilities	(313)	152
Other	1	(182)

Cash provided by operations - continuing operations	1,407	1,492
Cash (used for) provided by operations - discontinued operations	(56)	146

Cash Provided by Operations	1,351	1,638

Investment Activities
Invested in capital projects	(804)	(764)
Acquisitions, net of cash acquired	(227)	—
Proceeds from divestititures	1,675	2,163
Other	(135)	(241)

Cash provided by investment activities - continuing operations	509	1,158
Cash used for investment activities - discontinued operations	(12)	(57)

Cash Provided by Investment Activities	497	1,101

Financing Activities
Repurchases of common stock	(1,124)	(1,385)
Issuance of common stock	122	26
Issuance of debt	15	1,258
Reduction of debt	(528)	(3,156)
Change in book overdrafts	(3)	(50)
Dividends paid	(330)	(372)
Other	—	(2)

Cash used for financing activities - continuing operations	(1,848)	(3,681)
Cash provided by financing activities - discontinued operations	—	22

Cash Used for Financing Activities	(1,848)	(3,659)

Effect of Exchange Rate Changes on Cash - Continuing operations	78	14
Effect of Exchange Rate Changes on Cash - Discontinued operations	—	1

Change in Cash and Temporary Investments	78	(905)
Cash and Temporary Investments
Beginning of the period	1,624	1,641

End of the period	$1,702	$736

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Nine Months Ended September 30, 2007

	Common Stock Issued		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Common Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	216	1	(17)	—	—	(5,031)	(182)	166
Repurchase of stock	—	—	—	—	—	30,577	1,124	(1,124)
Cash dividends - Common stock ($0.75 per share)	—	—	—	(330)	—	—	—	(330)
Comprehensive income (loss):
Net earnings	—	—	—	841	—	—	—	841
Pension and post retirement divestitures, amortization of prior service costs and net loss	—	—	—	—	78	—	—	78
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	451	—	—	451
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $0)	—	—	—	—	17	—	—	17
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(12)	—	—	(12)

Total comprehensive income								1,375
Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, September 30, 2007	493,556	$494	$6,718	$4,154	$(1,030)	65,390	$2,380	$7,956

Nine Months Ended September 30, 2006

	Common Stock Issued		Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Common Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2005	490,501	$491	$6,627	$3,172	$(1,935)	112	$4	$8,351
Issuance of stock for various plans, net	2,802	3	83	—	—	(115)	(4)	90
Repurchase of stock	—	—	—	—	—	38,465	1,392	(1,392)
Cash dividends - Common stock ($0.75 per share)	—	—	—	(372)	—	—	—	(372)
Comprehensive income (loss):
Net loss	—	—	—	(929)	—	—	—	(929)
Change in cumulative foreign currency translation adjustment (less tax of $8)	—	—	—	—	135	—	—	135
Net gains (losses) on cash flow hedging derivatives:
Net loss arising during the period (less tax of $6)	—	—	—	—	(9)	—	—	(9)
Less: Reclassification adjustment for gains included in net income (less tax of $0)	—	—	—	—	(8)	—	—	(8)

Total comprehensive loss								(811)

Balance, September 30, 2006	493,303	$494	$6,710	$1,871	$(1,817)	38,462	$1,392	$5,866

The accompanying notes are an intergral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2006, and in International Paper’s Current Report on Form 8-K filed on August 14, 2007 to update the historical financial statements included in the Company’s Form 10-K for the year ended December 31, 2006, both of which have previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 24. In connection with sales of businesses under the Transformation Plan and the resulting changes in the Company’s business portfolio, a review of the Company’s operating business segments was conducted during the first quarter of 2007 under the provisions of Statement of Financial Accounting Standards No. 131. While this review resulted in no changes in the Company’s reportable segments, a decision was made to include the Company’s European coated paperboard operations, previously reported in the Printing Papers segment, with other similar operations in the Consumer Packaging segment. Accordingly, prior period industry segment information has been revised to reflect this presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Earnings (loss) from continuing operations	$220	$385	$877	$(765)
Effect of dilutive securities	—	—	—	—

Earnings (loss) from continuing operations - assuming dilution	$220	$385	$877	$(765)

Average common shares outstanding	422.3	482.5	431.8	485.2
Effect of dilutive securities
Restricted stock performance share plan	2.9	2.1	3.4	—
Stock options (a)	0.4	0.3	0.5	—

Average common shares outstanding - assuming dilution	425.6	484.9	435.7	485.2

Earnings (loss) per common share from continuing operations	$0.52	$0.81	$2.03	$(1.57)

Diluted earnings (loss) per common share from continuing operations	$0.52	$0.80	$2.01	$(1.57)

(a)	Options to purchase 19.2 million shares and 32.2 million shares for the three months ended September 30, 2007 and 2006, respectively, and options to purchase 18.0 million shares for the nine months ended September 30, 2007, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company's common stock for each respective reporting date.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2007:

During the third quarter of 2007, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded. These charges consisted of a pre-tax charge of $27 million ($17 million after taxes) of accelerated depreciation charges for the Terre Haute mill, a pre-tax charge of $10 million ($6 million after taxes) for closure reserves associated with the Terre Haute mill, a pre-tax charge of $3 million ($2 million after taxes) related to the restructuring of the Company’s Brazil operations, and a pre-tax charge of $2 million ($1 million after taxes) for organizational restructuring programs associated with the Company’s Transformation Plan. Additionally, a $3 million increase to the income tax provision was recorded related to the settlement of a prior year tax audit.

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

2006:

During the third quarter of 2006, restructuring and other charges totaling $92 million before taxes ($56 million after taxes) were recorded. These charges consisted of a pre-tax charge of $57 million ($35 million after taxes), including severance and other termination benefit costs of approximately $15 million, $25 million of lease termination costs and $17 million of other charges associated with the Company’s Transformation Plan, and a $35 million pre-tax charge ($21 million after taxes) for adjustments to legal reserves (see Note 9).

During the second quarter of 2006, restructuring and other charges totaling $53 million before taxes ($32 million after taxes) were recorded. Included in these charges were a pre-tax charge of $49 million ($29 million after taxes) for organizational restructuring programs, including severance and other termination benefits costs of approximately $31 million ($19 million after taxes) and other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for legal settlements.

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

NOTE 4 - ACQUISITIONS

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, one of the largest privately held paper and packaging distributors in the United States, for $189 million. International Paper’s distribution business, xpedx, will operate Central Lewmar as a business unit within its multiple brand strategy.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities acquired. The final allocation is expected to be completed by March 31, 2008:

In millions
Accounts receivable	$114
Inventory	31
Other current assets	7
Plants, properties and equipment, net	3
Goodwill	96
Other intangible assets	15
Other long-term assets	3

Total assets acquired	269

Other current liabilities	79
Other liabilities	1

Total liabilities assumed	80

Net assets acquired	$189

Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition on August 24, 2007.

In October 2005, International Paper acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco. On July 31, 2007, the Company completed the purchase of the remaining shares of CMCP for approximately $40 million. The Moroccan packaging company is now wholly owned by International Paper and fully managed as part of the Company’s European Container business.

Total identifiable intangible assets acquired in connection with both of the CMCP acquisitions included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Trademarks and trade names	$2	3 years
Customer portfolio	22	23 years

Total	$24

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

The following table summarizes the preliminary allocation of the fair value of the assets exchanged to the assets and liabilities acquired. The final allocation is expected to be completed by December 31, 2007:

In millions
Accounts receivable	$55
Inventory	24
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	414
Goodwill	546
Other intangible assets	154
Other long-term assets	7

Total assets acquired	1,822

Other current liabilities	20
Deferred income taxes	256
Other liabilities	26

Total liabilities assumed	302

Net assets acquired	$1,520

Identifiable intangible assets included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Non-competition agreement	$10	2 years
Customer relationships	144	10-20 years

Total	$154

The following unaudited pro forma information for the three and nine months ended September 30, 2007 and 2006 presents the results of operations of International Paper as if these acquisitions had occurred on January 1, 2006. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2006, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Net sales	$5,669	$5,775	$16,627	$17,613
Earnings (loss) from continuing operations	225	414	886	(707)
Net earnings (loss)	222	253	851	(871)
Earnings (loss) from continuing operations per common share	0.53	0.85	2.03	(1.46)
Net earnings (loss) per common share	0.52	0.52	1.95	(1.80)

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

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2007:

During the third quarter of 2007, the Company completed the sale of the remainder of its non-U.S. Beverage Packaging business.

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

2006:

During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments (see Note 9). The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, and the sale of the remaining non-U.S. operations closed in the third quarter of 2007.

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

Revenues, earnings(loss) and earnings(loss) per share related to the Beverage Packaging business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Revenues	$1	$201	$91	$612

Earnings from discontinued operation
Earnings from operation	$—	$21	$15	$38
Income tax expense	—	(7)	(5)	(12)

Earnings from operation, net of taxes	—	14	10	26

Loss on sales and impairments	(2)	(103)	(21)	(103)
Income tax benefit (expense)	1	24	(22)	24

Loss on sales and impairments, net of taxes	(1)	(79)	(43)	(79)

Loss from discontinued operation, net of taxes	$(1)	$(65)	$(33)	$(53)

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$—	$0.03	$0.02	$0.05
Loss on sales and impairments	—	(0.16)	(0.09)	(0.16)

Loss per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$—	$(0.13)	$(0.07)	$(0.11)

Revenues, earnings(loss) and earnings(loss) per share related to the Wood Products business were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Revenues	$34	$240	$275	$825

(Loss) earnings from discontinued operation
(Loss) earnings from operation	$(6)	$(36)	$(32)	$24
Income tax benefit (expense)	3	14	13	(9)

(Loss) earnings from operation, net of taxes	(3)	(22)	(19)	15

Gain (loss) on sales and impairments	2	(165)	16	(165)
Income tax expense	(1)	—	(10)	—

Gain (loss) on sales and impairments, net of taxes	1	(165)	6	(165)

Loss from discontinued operation, net of taxes	$(2)	$(187)	$(13)	$(150)

(Loss) earnings per common share from discontinued operation - assuming dilution
(Loss) earnings from operation	$(0.01)	$(0.05)	$(0.04)	$0.03
(Loss) gain on sales and impairments	—	(0.34)	0.01	(0.34)

Loss per common share from discontinued operation, net of taxes - assuming dilution	$(0.01)	$(0.39)	$(0.03)	$(0.31)

During the 2006 third quarter, International Paper completed the sale of its Brazilian Coated Papers business. The operating results of this business are included in Discontinued operations for all applicable periods presented.

Revenues, earnings and earnings per share related to the Brazilian Coated Papers business were as follows:

In millions, except per share amounts	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$33	$127

Earnings from discontinued operation
Earnings from operation	$2	$20
Income tax expense	—	(9)

Earnings from operation, net of taxes	2	11

Gain on sale	101	101
Income tax expense	(21)	(21)

Gain on sale, net of taxes	80	80

Earnings from discontinued operation, net of taxes	$82	$91

Earnings per common share from discontinued operation - assuming dilution
Earnings from operation	$—	$0.02
Gain on sale	0.16	0.16

Earnings per common share from discontinued operation, net of taxes - assuming dilution	$0.16	$0.18

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

Revenues, earnings(loss) and earnings(loss) per share related to the Kraft Papers business were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions, except per share amounts	2006	2007	2006
Revenues	$62	$—	$174

Earnings from discontinued operation
Earnings from operation	$15	$—	$32
Income tax expense	(6)	—	(12)

Earnings from operation, net of taxes	9	—	20

Gain (loss) on sales and impairments	—	6	(116)
Income tax (expense) benefit	—	(2)	44

Gain (loss) on sales and impairments, net of taxes	—	4	(72)

Earnings (loss) from discontinued operation, net of taxes	$9	$4	$(52)

Earnings (loss) per common share from discontinued operation - assuming dilution
Earnings from operation	$0.02	$—	$0.04
Gain (loss) on sales and impairments	—	0.01	(0.15)

Earnings (loss) per common share from discontinued operation, net of taxes - assuming dilution	$0.02	$0.01	$(0.11)

Transformation Plan Forestland Sales:

During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

During the third quarter of 2006, the Company completed the sales of approximately 476,000 acres of forestlands for approximately $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million ($185 million after taxes).

During the second quarter of 2006, the Company completed the sales of approximately 76,000 acres of forestlands for approximately $97 million, resulting in a pre-tax gain of approximately $62 million ($39 million after taxes).

Other Divestitures and Impairments:

2007:

During the second quarter of 2007, a $1 million net pre-tax credit (a $7 million charge after taxes, including a $5 million tax charge in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under U.S. Generally Accepted Accounting Principles, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

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

2006:

During the third quarter of 2006, a net pre-tax gain of $74 million ($44 million after taxes) was recorded for losses (gains) on sales and impairments of businesses. This net gain included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax gain of $2 million (a $1 million loss after taxes) related to other smaller sales.

During the 2006 second quarter, the Company recorded a pre-tax charge of $85 million ($53 million after taxes) to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value. This charge, together with a pre-tax charge of $52 million ($37 million after taxes) recorded to write down the carrying value of certain assets in Brazil to their estimated fair value, is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $961 million and $1.4 billion at September 30, 2007 and December 31, 2006, respectively.

Inventories by major category were:

In millions	September 30, 2007	December 31, 2006
Raw materials	$315	$265
Finished pulp, paper and packaging products	1,372	1,341
Operating supplies	304	271
Other	39	32

Total	$2,030	$1,909

Interest payments made during the nine-month periods ended September 30, 2007 and 2006 were $344 million and $507 million, respectively. Capitalized interest costs were $25 million and $13 million for the nine months ended September 30, 2007 and 2006, respectively. Total interest expense was $360 million for the first nine months of 2007 and $498 million for the first nine months of 2006. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $10 million during the first nine months of both 2007 and 2006. The expense related to these preferred securities was included in minority interest expense in the consolidated statement of operations. Income tax payments of $243 million and $109 million were made during the first nine months of 2007 and 2006, respectively.

Accumulated depreciation was $14.7 billion at September 30, 2007 and $14.0 billion at December 31, 2006. The allowance for doubtful accounts was $101 million at September 30, 2007 and $85 million at December 31, 2006.

The following tables present changes in the goodwill balances as allocated to each business segment for the nine-month periods ended September 30, 2007 and 2006:

In millions	Balance December 31, 2006	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2007
Printing Papers	$1,441	$81	$531	(b)	$2,053
Industrial Packaging	670	3	(6	)(c)	667
Consumer Packaging	510	4	14	(d)	528
Distribution	308	—	96	(e)	404

Total	$2,929	$88	$635		$3,652

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)	Includes the acquisition of the Luiz Antonio mill in February 2007.
(c)	Reflects a $3 million decrease from the final purchase adjustments related to the Box USA acquisition, and a $3 million decrease from adjustments upon the purchase of the remaining 33.5% interest in Compagnie Marocaine des Cartons et des Papiers (CMCP) in August 2007.
(d)	Reflects additional goodwill related to certain joint ventures in China.
(e)	Reflects the acquisition of Central Lewmar in August 2007.

In millions	Balance December 31, 2005 (a)	Reclassifications and Other (b)	Additions/ (Reductions)		Balance September 30, 2006
Printing Papers	$1,616	$—	$—		$1,616
Industrial Packaging	676	3	11	(c)	690
Consumer Packaging	1,019	1	(1	)(d)	1,019
Distribution	299	—	—		299
Corporate	11	—	—		11

Total	$3,621	$4	$10		$3,635

(a)	Restated to show Beverage Packaging and Wood Products as businesses held for sale, and to include the Company’s European coated paper operations in Consumer Packaging.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects a $4 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, a $16 million increase from the purchase of the remaining 25% interest in IPPM on May 1, 2006, a $4 million decrease representing the completion of the purchase accounting for a 66.5% interest acquired in Compagnie Marocaine des Cartons et des Papiers in October 2005 and a $5 million decrease related to the Box USA acquisition.
(d)	Reflects the settlement of a contingent purchase price adjustment from the purchase of the minority interest in Shorewood EPC Europe Limited.

The following table presents an analysis of activity related to the Company’s asset retirement obligations:

	Nine Months Ended Septemebr 30,
In millions	2007	2006
Asset retirement obligation, January 1	$29	$33
New liabilities	—	1
Liabilities settled	(3)	(3)
Net adjustments to existing liabilities	1	1
Accretion expense	1	1

Asset retirement obligation, September 30	$28	$33

This obligation is included in Other liabilities in the accompanying consolidated balance sheet.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Service cost	$—	$1	$1	$2
Interest cost	9	8	26	24
Actuarial loss	6	6	17	17
Amortization of prior service cost	(11)	(13)	(33)	(37)

Net postretirement benefit cost (a)	$4	$2	$11	$6

(a)	Excludes credits of $1 million and $11 million for the three-month and nine-month periods ended September 30, 2007, respectively, for curtailments and termination benefits related to Wood Products, Arizona Chemical, Beverage Packaging and the Transformation initiative recorded in Restructuring and other charges and Discontinued operations. Also excludes a credit of $2 million and net charges of $17 million for the three-month and nine-month periods ended September 30, 2006, respectively, for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation initiative recorded in Discontinued operations, Net losses (gains) on sales and impairments of businesses and Restructuring and other charges.

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

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2001 through 2006 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and in other countries. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service to conclude the examination of tax years 2001 – 2003. As a result of these discussions, other pending audit settlements and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $500 million during the next twelve months, with no significant impact on earnings or cash tax payments.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. As of the date of adoption of this standard, the Company had approximately $88 million of such accrued interest and penalties included in Other accrued liabilities associated with unrecognized tax benefits.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Under the terms of the sale agreement for the Beverage Packaging business, the purchase price of approximately $500 million received by the Company is subject to a post-closing adjustment based on adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 and other factors. In September 2007, the purchaser of the business proposed a reduction in the purchase price of $59 million for this adjustment. While it is possible that such an adjustment could be required when this matter is finalized, the Company believes, based on a preliminary review of the purchaser’s proposal, that no such adjustment is required under the sale agreement.

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

Claims Data and Reserve Analysis

Throughout 2006 and the first nine months of 2007, Omniwood and Woodruf claims activity has been in line with projections. However, activity for Hardboard claims in the first three quarters of 2006 was in excess of projected amounts. Accordingly, additional pre-tax charges totaling $50 million were recorded in the first three quarters of 2006 to reflect this higher claims activity pending completion of an updated projection by the Company’s third-party consultant. In the fourth quarter of 2006, this updated projection was completed, resulting in an additional pre-tax charge of $40 million to increase the reserve to management’s best estimate of future projected payments for claims and expenses that have been filed by the end of the claims period. Claims activity for Hardboard claims for the first three quarters of 2007 has been generally in line with these updated projections.

The following table presents the claims activity of the Hardboard Claims for the nine-month period ended September 30, 2007:

In thousands	Single Family	Multi- Family	Total
December 31, 2006	21.8	2.1	23.9
No. of Claims Filed	18.9	1.0	19.9
No. of Claims Paid	(12.8)	(0.8)	(13.6)
No. of Claims Dismissed	(3.9)	(0.2)	(4.1)

September 30, 2007	24.0	2.1	26.1

The average settlement cost per claim for the nine-month period ended September 30, 2007 for the Hardboard settlement was $2,233.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the nine-month period ended September 30, 2007:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2006	2.7	0.6	0.8	0.3	3.5	0.9	4.4
No. of Claims Filed	4.5	0.2	0.3	—	4.8	0.2	5.0
No. of Claims Paid	(3.6)	(0.1)	(0.3)	—	(3.9)	(0.1)	(4.0)
No. of Claims Dismissed	(0.7)	—	(0.1)	—	(0.8)	—	(0.8)

September 30, 2007	2.9	0.7	0.7	0.3	3.6	1.0	4.6

The average settlement costs per claim for the nine-month period ended September 30, 2007 for the Omniwood and Woodruf settlements were $4,121 and $3,783, respectively.

The following table presents an analysis of the net reserve activity for the nine-month period ended September 30, 2007:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2006	$72	$49	$3	$124
Additional Provisions	—	—	—	—
Payments	(41)	(18)	(1)	(60)

Balance, September 30, 2007	$31	$31	$2	$64

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental permits, taxes, personal injury, labor and employment and other matters. While any administrative proceeding, litigation or claim has the element of uncertainty, International Paper believes that the outcome of any of these matters that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 10 - DEBT

Long-term debt plus Notes payable and current maturities of long-term debt totaled approximately $6.8 billion at September 30, 2007, down from approximately $7.2 billion at December 31, 2006.

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

At September 30, 2007 and December 31, 2006, International Paper classified $112 million and $100 million, respectively, of Notes payable and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or refinance these obligations as evidenced by its contractually committed $1.5 billion bank credit agreement.

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

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Service cost	$28	$35	$85	$106
Interest cost	130	127	390	380
Expected return on plan assets	(158)	(135)	(475)	(405)
Actuarial loss	48	60	143	182
Amortization of prior service cost	5	7	15	20

Net periodic pension expense (a)	$53	$94	$158	$283

(a)	Excludes a one-time charge of $4 million for the nine-month period ended September 30, 2007 for curtailments and termination benefits related to the Transformation Plan recorded in Restructuring and other charges. Also excludes net charges of $3 million and $47 million for the three-month and nine-month periods ended September 30, 2006, respectively, for curtailments and termination benefits related to Kraft Papers, Coated Papers and the Transformation plan recorded in Discontinued operations, Net losses (gains) on sales and impairments of businesses and Restructuring and other charges.

For its qualified plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified plan in December 2006, but does not expect to make any contributions in 2007. The nonqualified defined benefit plans are funded to the extent of benefit payments, which equaled $25 million through September 30, 2007.

NOTE 12 - STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Non-employee directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, 26.4 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2007 and 2006 was $94 million and $99 million, respectively. The actual tax benefit realized for stock-based compensation costs was $15 million and $3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. At September 30, 2007, $103 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of one year.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Expected volatility	21.20 - 21.37%	20.02 - 21.37%
Risk-free interest rate	4.318 - 4.425%	4.318 - 4.84%

The following summarizes the activity for PSP for the nine months ended September 30, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	5,504,458	$38.61
Granted	2,492,194	33.75
Shares Issued (a)	(1,502,910)	36.22
Forfeited	(147,726)	39.41

Outstanding at September 30, 2007	6,346,016	$37.25

(a)	Includes 138,543 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Stock-based compensation expense totaling $5,300 related to a stock option reload was recorded for the nine months ended September 30, 2007. The expense was calculated under the Black-Scholes option pricing model using 20.46% expected volatility, an interest rate of 4.92%, a 2.74% expected dividend yield and a term of two years.

A summary of option activity under the plan as of September 30, 2007 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	35,982,698	$39.52
Granted	1,120	36.54
Exercised	(3,513,671)	34.41
Forfeited	(410,128)	47.51
Expired	(3,126,869)	41.61

Outstanding at September 30, 2007	28,933,150	$39.80	4.57	$1,152

All options were fully vested and exercisable as of September 30, 2007.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2007:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	177,250	$37.21
Granted	3,000	33.70
Shares Issued	(61,625)	36.26
Forfeited	—	—

Outstanding at September 30, 2007	118,625	$37.61

NOTE 13 - ACCOUNTING CHANGE

Effective January 1, 2007, International Paper adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Prior to January 1, 2007, International Paper accounted for the cost of planned major maintenance by expensing the costs ratably throughout the year. Effective January 1, 2007, International Paper adopted the direct expense method of accounting whereby all costs for repair and maintenance activities are expensed in the month that the related activity is performed. International Paper retrospectively applied the effects of the adoption of this FSP, resulting in an increase in net earnings of $22 million, or $0.04 per share and a reduction of $8 million, or $0.01 per share for the three and nine-month periods ended September 30, 2006, respectively. However, this accounting change had no effect on previously reported full-year operating results or on the December 31, 2006 balance sheet.

NOTE 14 - SUBSEQUENT EVENT

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture that will operate in Russia as Ilim Group (Ilim). To form the joint venture, International Paper purchased 50% of Ilim Holding, S.A., for approximately $620 million. A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s four mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Printing Papers (2)	$1,660	$1,610	(3)	$4,810	$5,225	(3)
Industrial Packaging	1,305	1,250		3,855	3,665
Consumer Packaging (2)	775	705		2,315	1,950
Distribution	1,880	1,730		5,275	5,070
Forest Products	120	135		295	575
Other Businesses (6)	—	245		135	705
Corporate and Inter-segment Sales	(199)	(246)		(636)	(519)

Net Sales	$5,541	$5,429		$16,049	$16,671

Operating Profit by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (1)	2007	2006 (1)
Printing Papers (2)	$307	$251	$787	$573 (5)
Industrial Packaging	115	152 (4)	357	267 (4)
Consumer Packaging (2)	49	62	158	145 (5)
Distribution	40	34	107	97
Forest Products	99	166	297	516
Other Businesses (6)	—	21	6	51

Operating Profit	610	686	1,712	1,649
Interest expense, net	(77)	(144)	(218)	(441)
Minority interest (7)	4	—	15	5
Corporate items, net	(188)	(221)	(531)	(580)
Restructuring and other charges	(42)	(92)	(86)	(189)
Insurance recoveries	—	—	—	19
Gains on forestland sales	9	304	9	366
Net (losses) gains on sales and impairments of businesses	(1)	61	314	(1,359)

Earnings (loss) from continuing operations before income taxes and minority interest	$315	$594	$1,215	$(530)

(1)	Prior-year information has been revised to reflect the retrospective application of a change in accounting for planned major maintenance activities (see Note 13).
(2)	Reflects the reclassification of the European coated paperboard business from Printing Papers to Consumer Packaging.
(3)	Includes $140 million and $920 million for the three months and nine months ended September 30, 2006, respectively, from the coated and supercalendered paper business sold in 2006.
(4)	Includes a 2006 third-quarter gain of $13 million before taxes related to a sale of property in Spain.
(5)	Includes a 2006 second-quarter special charge of $8 million before taxes in the Consumer Packaging segment for asset write-offs, and a credit of $8 million before taxes in the Printing Papers segment for a tax settlement in Brazil.
(6)	Includes Arizona Chemical, European Distribution and certain smaller businesses.
(7)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings before income taxes and minority interest.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Printing Papers (In thousands of short tons)
U.S. Uncoated Papers	940		1,002	2,871		3,019
European & Russian Uncoated Papers	351		353	1,081		1,072
Brazilian Uncoated Papers	225	(4)	121	567	(4)	353
Asian Uncoated Papers	6		4	18		12

Uncoated Papers	1,522		1,480	4,537		4,456
Coated Papers	—		175	—		1,168
Market Pulp (3)	348		282	1,020		856
Packaging (In thousands of short tons)
Container of the Americas	896		902	2,683		2,733
European Container (Boxes)	274		293	879		939
Other Industrial and Consumer Packaging	158		124	454		401

Industrial and Consumer Packaging	1,328		1,319	4,016		4,073
Containerboard	466		451	1,315		1,385
Bleached Packaging Board	514	(5)	369	1,501	(5)	1,065
Coated Bristols	105		101	308		311
Saturated and Bleached Kraft Papers	61		62	177		196

(1)	Sales volumes include third party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes internal sales to mills.
(4)	Includes sales for the Luiz Antonio mill acquired in February 2007.
(5)	Includes sales for International Paper and Sun Cartonboard Co., Ltd. (in which International Paper acquired a 50% interest in the fourth quarter of 2006).

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper reported solid operating results for the 2007 third quarter, reflecting the best quarterly earnings since 2000. Compared with the 2007 second quarter, product pricing for uncoated paper, pulp and packaging grades improved during the quarter. Mill operations continued to be strong, and we began the production of lightweight linerboard at our Pensacola, Florida mill in September. Raw material costs were somewhat higher driven by increases for wood and chemicals, partially offset by favorable energy costs. Sales volumes and earnings from land sales were about flat.

Our North American Printing Papers business posted its best quarterly earnings since 1995, benefiting from higher average prices and reduced planned maintenance outage costs. Brazilian Printing Papers earnings improved significantly driven by higher average prices and improved sales volumes and product mix. Our xpedx distribution business also reported solid quarterly earnings, benefiting from increased sales volumes and the addition of one month’s earnings from the newly acquired Central Lewmar LLC.

Looking ahead to the fourth quarter, we expect slightly higher earnings from continuing operations and before special items than in the 2007 third quarter, including higher earnings from land sales. Average price realizations should improve moderately as we continue to implement announced North American price increases in paper, pulp, containerboard and corrugated boxes. Sales volumes for containerboard in North America are expected to benefit from the additional capacity at our Pensacola mill, and European paper and packaging volumes should increase from a seasonally weak third quarter. However, sales volumes in other business segments are expected to slow seasonally toward year end. Forest Products earnings are expected to increase due to the timing of land sale transactions. Costs for wood, energy and transportation are expected to continue to rise, and we expect that interest expense and income taxes will both be higher. Corporate expenses are expected to reflect increased LIFO inventory and incentive compensation costs, although these charges are dependent upon factors that cannot be accurately determined until year end.

RESULTS OF OPERATIONS

For the third quarter of 2007, International Paper reported net sales of $5.5 billion, compared with $5.4 billion in the third quarter of 2006 and $5.3 billion in the second quarter of 2007.

Net earnings totaled $217 million, or $0.51 per share, in the 2007 third quarter. This compared with earnings of $224 million, or $0.46 per share, in the third quarter of 2006 and earnings of $190 million, or $0.44 per share, in the second quarter of 2007.

Earnings From Continuing Operations

(after tax, in millions)

Earnings from continuing operations were $220 million in the third quarter of 2007 compared with earnings of $385 million in the third quarter of 2006 and earnings of $200 million in the 2007 second quarter. Compared with the third quarter of 2006, earnings in the 2007 third quarter benefited from higher average price realizations ($47 million), lower operating costs and a more favorable mix of products sold ($32 million), and lower freight costs ($3 million). These benefits were offset by the net effect of slightly lower sales volumes and decreased market-related downtime ($4 million), higher raw material costs ($43 million), lower gains from land sales ($20 million), and higher costs for planned mill production outages ($21 million). Costs associated with the shutdown of the paper machine at the Pensacola mill for conversion to the production of linerboard also reduced earnings ($18 million). Corporate items and other costs decreased ($30 million), principally due to lower pension costs. Net interest expense also decreased ($49 million) reflecting lower average debt balances and interest rates due to debt refinancings and repayments. The net impact of acquisitions and divestitures resulted in lower earnings ($27 million). Income taxes were $1 million higher in the 2007 third quarter. Special items, net of taxes, resulted in a loss of $23 million in the 2007 third quarter versus a gain of $169 million in the 2006 third quarter.

Compared with the second quarter of 2007, earnings from continuing operations benefited from higher average price realizations ($17 million), lower mill outage costs ($24 million), and higher gains from land sales ($2 million). These benefits were offset by higher raw material and freight costs ($12 million), lower sales volumes and increased market-related downtime ($1 million), higher manufacturing costs ($10 million), and costs associated with the conversion of the paper machine at the Pensacola mill ($7 million). Corporate items and other costs decreased ($5 million). Net interest expense decreased ($2 million). Special items, net of taxes, resulted in a loss of $23 million in the both the 2007 second quarter and the 2007 third quarter.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, legal reserves, insurance recoveries, (losses) gains on sales and impairments of businesses, and the reversal of reserves no longer required. Prior-period information has been revised to reflect the retrospective application of a change in accounting for planned major maintenance activities.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	September 30,		June 30, 2007
In millions	2007	2006
Net Earnings	$217	$224	$190
Deduct - Discontinued operations:
Losses (earnings) from operations	3	(4)	3
Loss on sales or impairments	—	165	7

Earnings From Continuing Operations	220	385	200
Add back:
Income tax provision	89	204	89
Minority interest expense, net of taxes	6	5	5

Earnings From Continuing Operations
Before Income Taxes and Minority Interest	315	594	294
Interest expense, net	77	144	80
Minority interest included in operations	(4)	—	(6)
Corporate items	188	221	179
Special items:
Restructuring and other charges	42	92	26
Gains on forestland sales	(9)	(304)	—
Net losses (gains) on sales and impairments of businesses	1	(61)	(1)

	$610	$686	$572

Industry Segment Operating Profit
Printing Papers	$307	$251	$249
Industrial Packaging	115	152	139
Consumer Packaging	49	62	48
Distribution	40	34	38
Forest Products	99	166	98
Specialty Businesses and Other	—	21	—

Total Industry Segment Operating Profit	$610	$686	$572

Industry Segment Operating Profit

Segment Operating Profit

(in millions)

Industry segment operating profits were $610 million in the 2007 third quarter compared with $686 million in the 2006 third quarter and $572 million in the 2007 second quarter. Compared with the third quarter of 2006, earnings in the current quarter benefited from higher average prices ($65 million), lower manufacturing operating costs and a more profitable mix of products sold ($44 million), lower freight costs ($4 million), and other items ($10 million). These benefits were more than offset by higher raw material costs ($60 million), the net impact of lower sales volumes and decreased market-related downtime ($6 million), higher costs due to mill outages ($30 million), lower gains from land sales ($28 million), and costs associated with the conversion of the paper machine at the Pensacola mill ($25 million). The net impact of acquisitions and divestitures resulted in lower earnings ($37 million). Net special items consisted of a gain of $13 million in the 2006 third quarter.

Compared with the 2007 second quarter, operating profits benefited from higher average prices ($24 million), lower costs due to mill outages ($34 million), higher gains from land sales ($3 million), and other items ($12 million). These benefits were partially offset by higher raw material costs ($8 million), higher freight costs ($2 million), the impact of lower sales volumes and increased market-related downtime ($1 million), higher manufacturing operating costs and a less profitable mix of products sold ($14 million), and costs associated with the conversion of the paper machine at the Pensacola mill ($10 million).

During the 2007 third quarter, International Paper took approximately 105,000 tons of downtime, including 7,000 tons for market-related downtime, compared with approximately 110,000 tons of downtime in the third quarter of 2006, which included 28,000 tons of market-related downtime. During the 2007 second quarter, International Paper had taken approximately 145,000 tons of downtime, including 4,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Discontinued Operations

2007:

During the second quarter of 2007, the Company recorded pre-tax charges of $7 million ($4 million after taxes) and $4 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Wood Products and Beverage Packaging businesses, respectively.

2006:

During the third quarter of 2006, the Company recorded a pre-tax credit of $101 million ($80 million after taxes) for the gain on the sale of the Brazilian coated papers business, pre-tax losses of $115 million and $165 million ($82 million and $165 million after taxes) to adjust the carrying values of the Beverage Packaging and Wood Products businesses, respectively, to estimated fair values, and a net $11 million pre-tax gain ($2 million after taxes) related to other smaller items.

Income Taxes

The income tax provision was $89 million for the 2007 third quarter. Excluding an $11 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 29% for the quarter.

In the 2007 second quarter the income tax provision was also $89 million. Excluding a $2 million benefit relating to the tax effects of special items, the effective tax rate for continuing operations was 29% for the quarter.

The income tax provision totaled $204 million in the 2006 third quarter. Excluding a $117 million expense related to the tax effects of special items, the effective income tax rate for continuing operations before special items for the 2006 third quarter was 28%.

Interest Expense and Corporate Items

Net interest expense for the 2007 third quarter was $77 million compared with $80 million for the 2007 second quarter and $144 million for the 2006 third quarter. The lower expense compared with the prior year reflects lower average debt balances and interest rates due to debt repayments and refinancings.

Corporate items, net, of $188 million in the 2007 third quarter were higher than the 2007 second-quarter net expenses of $179 million, but were lower than the net expenses of $221 million in the third quarter of 2006. The $9 million increase in the 2007 third quarter compared with the second quarter reflects small increases in various expense categories. Compared with the third quarter of 2006, the benefits from lower pension expenses and benefit-related costs were partially offset by higher supply chain project costs.

Special Items

Restructuring and Other Charges

2007:

During the third quarter of 2007, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded. These charges consisted of a pre-tax charge of $2 million before taxes ($1 million after taxes) for organizational restructuring programs associated with the Company’s Transformation Plan, a pre-tax charge of $27 million ($17 million after taxes) of accelerated depreciation charges for the

Terre Haute mill, a pre-tax charge of $10 million ($6 million after taxes) for estimated environmental closure costs associated with the Terre Haute mill, and a pre-tax charge of $3 million ($2 million after taxes) related to the restructuring of the Company’s Brazil operations.

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

Gains on Forestland Sales

During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the Transformation Plan forestland sales in 2006.

During the third quarter of 2006, the Company completed the sales of approximately 476,000 acres of forestlands for approximately $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million ($185 million after taxes).

Net Losses (Gains) on Sales and Impairments of Businesses

2007:

During the second quarter of 2007, a $1 million pre-tax credit (a $7 million charge after taxes, including a $5 million tax adjustment in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

2006:

During the third quarter of 2006, a net pre-tax gain of $74 million ($44 million after taxes) was recorded for losses (gains) on sales and impairments of businesses, including a $13 million pre-tax gain on a sale of property in Spain recorded in the Industrial Packaging business. This net gain also included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax gain of $2 million (a $1 million loss after taxes) related to other smaller sales.

BUSINESS SEGMENT OPERATING RESULTS

The following presents segment discussions for the third quarter of 2007.

Printing Papers

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,660	$1,610	$4,810	$1,610	$1,810	$5,225
Operating Profit	307	249	787	251	217	573

Printing Papers net sales for the third quarter of 2007 were 3% higher than both the second quarter of 2007 and the third quarter of 2006. Operating profits in the third quarter of 2007 were 23% higher than the second quarter of 2007 and 22% higher than the third quarter of 2006.

North American Printing Papers net sales were $870 million in the third quarter of 2007 compared with $875 million in the second quarter of 2007 and $910 million in the third quarter of 2006 (excluding $140 million from the Coated and Supercalendered Papers business sold in 2006). Operating earnings of $165 million were up compared with $114 million in the second quarter of 2007, and slightly higher than $152 million (excluding $17 million from the Coated and Supercalendered Papers business) in the third quarter of 2006.

Sales volumes in the third quarter of 2007 were lower than in the second quarter of 2007 reflecting seasonally lower demand for cut-size paper, partially offset by stronger sales to the commercial printing market and higher export sales. Average sales price realizations for cut-size paper increased during the quarter reflecting the full realization of a $60/ton price increase announced in the second quarter. Planned maintenance downtime costs were about $35 million lower in the third quarter reflecting downtime at one mill in the third quarter versus maintenance outages at five mills in the second quarter. Other manufacturing costs were favorable largely due to lower energy consumption. Input costs were slightly unfavorable due to higher costs for starch and caustic soda, partially offset by lower costs for wood and energy.

In the third quarter of 2006, net sales and earnings included one month of the Coated and Supercalendered Papers business which was sold in the third quarter. Excluding the impact of this business, earnings in 2007 improved year over year. Sales volumes were lower in the third quarter of 2007 compared with the third quarter of 2006 due to reduced production capacity resulting from the conversion of the paper machine at the Pensacola mill to the production of lightweight linerboard for our Industrial Packaging segment. Sales volumes were also affected by softer market demand for uncoated freesheet paper. Average sales price realizations were up significantly in the third quarter of 2007 reflecting the realization of price increases implemented in late 2006 and in 2007. Manufacturing costs were favorable reflecting improved operating performance and lower maintenance spending. Raw material costs were higher for energy, caustic soda, starch and wood. Freight costs were lower as the result of the implementation of various supply chain initiatives.

Looking ahead to the 2007 fourth quarter, earnings are expected to decline slightly from third-quarter levels. Sales volumes are typically seasonally lower. Average sales price realizations are expected to improve with the realization of the announced roll price increase for commercial printing and converting markets. Planned maintenance expenses will be higher reflecting planned downtime at our Franklin mill in October. Manufacturing operating costs are expected to increase due to seasonally higher energy consumption. Wood costs are also expected to be higher reflecting the impact of wet weather conditions in certain areas of the United States.

European Printing Papers net sales were $370 million in both the third and second quarters of 2007 compared with $310 million in the third quarter of 2006. Operating earnings in the third quarter of 2007 were $45 million compared with $55 million in the second quarter of 2007 and $28 million in the third quarter of 2006.

Sales volumes in the third quarter of 2007 for uncoated freesheet paper were essentially flat with the second quarter of 2007. Average sales price realizations improved in the third quarter, principally due to a September price increase in Russia. Manufacturing costs were higher reflecting expenses associated with annual outages at the Kwidzyn and Saillat mills. Raw material costs for wood moderated slightly during the third quarter, but energy and chemical costs increased.

Compared with the third quarter of 2006, sales volumes in the third quarter of 2007 were slightly lower, although uncoated freesheet volumes were in line with the 2006 third quarter. Average sales price realizations were significantly higher due to the realization of price increases implemented in the latter part of 2006 and throughout 2007. Manufacturing costs were unfavorable largely due to the timing of the annual Saillat mill outage compared to 2006. Input costs were also unfavorable due to higher wood and chemical costs, partially offset by lower energy prices in Western Europe.

In the 2007 fourth quarter, earnings are expected to be significantly higher than in the third quarter reflecting no scheduled planned maintenance outages during the quarter and seasonally higher sales volumes. Average sales price realizations are likely to improve with a full-quarter benefit of previously announced price increases in Russia and Western Europe. Higher wood costs and seasonally higher energy prices and consumption are expected.

Brazilian Printing Papers net sales were $250 million in the third quarter of 2007 compared with $205 million in the second quarter of 2007 and $120 million in the third quarter of 2006. Operating earnings in the third quarter of 2007 were $72 million compared with $57 million in the second quarter of 2007 and $33 million in the third quarter of 2006. Results in 2007 benefited from the acquisition of the Luiz Antonio mill completed in February 2007.

Sales volumes in the third quarter of 2007 increased compared with the second quarter primarily for uncoated freesheet paper. Average sales price realizations were higher due to the full-quarter impact of a second-quarter price increase for domestic uncoated freesheet paper, as well as improved export pricing. Earnings in the third quarter also benefited from a $7 million gain on a bulk timber sale.

Compared with the third quarter of 2006, excluding the impact of the Luiz Antonio acquisition, sales volumes were slightly higher. Average sales price realizations improved reflecting price increases for uncoated freesheet paper realized during the second half of 2006 and the first half of 2007. Both manufacturing costs and input costs were unfavorable. Earnings contributions from the Luiz Antonio mill added $35 million to 2007 third-quarter earnings.

Looking ahead to the fourth quarter, earnings are expected to decrease slightly from third-quarter levels reflecting the absence of the earnings from the third-quarter timber sale. Sales volumes are expected to benefit from increased domestic cut-size paper demand. An increase in higher margin domestic sales should have some positive impact on earnings. Operating costs are expected to be slightly higher as costs will be impacted by increased labor costs.

Asian Printing Papers net sales were approximately $5 million for all periods presented. Operating earnings increased slightly in the 2007 third quarter, but were close to breakeven for all periods presented.

U.S. Market Pulp net sales were $165 million in the third quarter of 2007 compared with $155 million in the second quarter of 2007 and $130 million in the third quarter of 2006. Operating earnings were $25 million in the third quarter of 2007 compared with $24 million in the second quarter of 2007 and $21 million in the third quarter of 2006.

Sales volumes in the third quarter of 2007 were up slightly compared with the second quarter of 2007 as demand for market and fluff pulp remained strong. Average sales price realizations improved during the quarter as price increases for paper and tissue pulp and fluff pulp announced in June were realized. Planned maintenance downtime costs were about $5 million higher in the third quarter than in the second quarter reflecting planned downtime at our Riegelwood mill.

Compared with the third quarter of 2006, sales volumes increased, principally due to the continuing strength in demand, particularly from Asia. Average sales price realizations were significantly higher reflecting price increases for fluff pulp and softwood pulp in both Europe and North America. Planned maintenance downtime costs were $6 million higher due to the third-quarter annual maintenance shutdown at the Riegelwood mill which occurred in the fourth quarter in 2006. Manufacturing operating costs were higher in the current quarter reflecting effects associated with the Riegelwood mill shutdown. Input costs increased for energy and chemicals as well as for freight.

Entering the 2007 fourth quarter, earnings are expected to improve. Sales volumes are expected to increase slightly as demand for pulp remains strong. Average price realizations should be comparable with the third quarter. There are no shutdowns planned for the fourth quarter. Wood costs are expected to be seasonally higher.

Industrial Packaging

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,305	$1,315	$3,855	$1,250	$1,240	$3,665
Operating Profit	115	139	357	152	86	267

Industrial Packaging net sales for the third quarter of 2007 were essentially even with the second quarter of 2007 and 4% higher than the third quarter of 2006. Operating profits in the third quarter of 2007 were 17% lower than in the second quarter of 2007 and 24% lower than the third quarter of 2006.

North American Industrial Packaging net sales were $975 million in both the third and second quarters of 2007 and $955 million in the third quarter of 2006. Operating earnings were $99 million in the third quarter of 2007 compared with $109 million in the second quarter of 2007 and $128 million in the third quarter of 2006.

Containerboard shipments in the 2007 third quarter were essentially flat compared with the second quarter of 2007. Average sales price realizations were slightly higher with the partial realization of a $40/ton price increase implemented during the quarter. Planned maintenance costs were about $10 million lower than in the second quarter reflecting fewer planned mill outages. Manufacturing performance was unfavorable compared with a very strong second quarter. Input costs were higher for wood, chemicals and recycled fiber. Expenses related to the conversion and start-up of the Pensacola mill linerboard machine were $10 million higher than in the second quarter. Linerboard production at the mill began late in the third quarter.

Compared with the third quarter of 2006, domestic containerboard shipments were essentially the same, while export shipments were higher offsetting weaker shipments of boxes. Manufacturing performance improved with stronger operations, although planned maintenance downtime was about $5 million higher due to the timing of mill outages. Input costs continued to be significantly higher than in the third quarter of 2006, principally for wood and recycled fiber. Costs associated with the conversion and start-up of the Pensacola mill of $25 million also affected 2007 third-quarter profits.

U.S. Converting shipments in the third quarter of 2007 were slightly lower than in the second quarter. Average box price realizations were about the same as in the second quarter although margins declined slightly due to reduced customer demand for higher margin products. Manufacturing costs were slightly unfavorable, and raw material and freight costs increased slightly. Compared with the third quarter of 2006, shipments were slightly lower reflecting softer customer demand for boxes. Margins benefited from improved waste performance and mix improvement initiatives. Input cost increases were offset by improved waste fiber pricing.

Looking ahead to the fourth quarter, earnings for North American Industrial Packaging are expected to improve. Sales volumes for containerboard should increase, although box volumes should be seasonally lower. Average sales price realizations should be significantly higher with continued realization of the previously announced containerboard price increase. Planned maintenance downtime expenses are expected to be higher. Distribution costs are also expected to be higher, while recycled fiber costs are expected to remain high. Linerboard production at the Pensacola mill will contribute to operating results for the entire quarter.

European Industrial Packaging net sales were $265 million for the third quarter of 2007 compared with $270 million for the second quarter of 2007 and $250 million for the third quarter of 2006. Operating earnings were $15 million in the third quarter of 2007 compared with $28 million in the second quarter of 2007 and $23 million in the third quarter of 2006. The Company completed the purchase of the minority shares of its operations in Morocco during the 2007 third quarter. The 2006 results include contributions from the box plants in the United Kingdom and Ireland which were sold at the end of 2006.

Sales volumes in the third quarter of 2007 were lower than in the second quarter reflecting a poor fruit and vegetable season in France and Spain, although Italy benefited from a strong agricultural season and growth in industrial markets. Sales margins increased slightly over the second quarter reflecting higher container prices in France, Spain and Italy. Conversion costs were slightly unfavorable. Raw material costs were higher reflecting increased energy costs. Second quarter earnings had benefited from a $6 million insurance recovery from a fire at a plant in Turkey.

Compared to the third quarter of 2006, sales volumes in the 2007 third quarter were up slightly reflecting strong growth in industrial markets in Italy, partially offset by weaker fruit and vegetable box volumes in France and Spain. Sales margins were higher due to the realization of price increases implemented earlier in the current year. Earnings in the 2006 third quarter had included a $13 million pre-tax gain on a sale of property in Spain.

Entering the fourth quarter, earnings are expected improve. Sales volumes should be higher as the citrus season begins in Spain and Morocco. Operating results will also benefit from a full-quarter’s 100% ownership of the Morocco operations. Margins are expected to decline slightly due to a change in the geographic mix of sales. Costs for energy are expected to be seasonally higher.

Asian Industrial Packaging net sales were $65 million in the third quarter of 2007 compared with $70 million in the second quarter of 2007 and $45 million in the third quarter of 2006. Operating earnings were $1 million in the third quarter of 2007 compared with $2 million in the second quarter of 2007 and $1 million in the third quarter of 2006.

Consumer Packaging

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$775	$790	$2,315	$705	$630	$1,950
Operating Profit	49	48	158	62	36	145

Consumer Packaging net sales for the third quarter of 2007 were 2% lower than in the second quarter of 2007, but 10% higher than in the third quarter of 2006. Operating profits in the third quarter of 2007 were 2% higher than in the second quarter of 2007, but 21% lower than in the third quarter of 2006.

North American Consumer Packaging net sales were $620 million in the third quarter of 2007 compared with $640 million in the second quarter of 2007 and $645 million in the third quarter of 2006. Operating earnings were $39 million in the third quarter of 2007 compared with $37 million in the second quarter of 2007 and $52 million in the third quarter of 2006.

Coated paperboard sales volumes were slightly higher in the third quarter of 2007 compared with the second quarter of 2007 reflecting increases in folding carton board and tobacco board shipments, partially offset by decreases in cupstock shipments. Average sales prices improved with the realization of price increases for cup stock, folding carton board and bristols. Planned maintenance downtime costs were about $5 million lower than in the second quarter. Manufacturing operating costs were favorable reflecting improved mill operations, particularly at the Augusta mill. Input costs were higher, particularly for wood. Compared with the third quarter of 2006, sales volumes were up slightly. Average sales prices were significantly higher with the realization of sales price increases implemented during the latter part of 2006 as well as increases announced in the first half of 2007. Planned maintenance downtime expenses were higher. Freight costs were favorable, but input costs were higher, particularly for wood.

Shorewood sales volumes in the third quarter of 2007 increased from the second quarter due to higher demand in the home entertainment segment, partially offset by reduced demand in the tobacco and consumer products segments. Raw material costs were up slightly due to bleached board cost increases, and freight costs were higher reflecting increased shipping volumes. Third quarter results included $4 million of additional costs related to the closures of the Edison, N.J. and the Waterbury, CT plants. Sales volumes in the third quarter of 2007 were lower than in the third quarter of 2006 due to softer demand in the tobacco and home entertainment segments. Average sales price realizations were slightly higher, but these benefits were offset by a decline in sales margins reflecting a less profitable mix. Raw material costs were slightly higher due to cost increases for bleached board.

Foodservice sales volumes in the third quarter of 2007 were seasonally slightly lower than in the 2007 second quarter. Average price realizations were about flat. Converting operating costs were unfavorable reflecting lower production levels. Raw material costs were higher due to increases in coated board and resin costs. Compared with the third quarter of 2006, sales volumes in the 2007 third quarter increased slightly. Higher average sales prices and a more favorable mix of higher margin hot cups and food containers resulted in improved margins. Raw material costs were unfavorable due to higher board and polystyrene costs.

Looking ahead to the fourth quarter, coated paperboard earnings are expected to decline, due principally to significantly higher planned maintenance expenses and moderately higher input costs. Sales volumes should reflect seasonal declines, although average sales price realizations should continue to improve with further realization of price increases announced in the third quarter. Shorewood’s operating results should improve slightly in the fourth quarter. Foodservice earnings are expected to continue strong, but showing a slight seasonal decline.

European Consumer Packaging net sales were $70 million in the third quarter of 2007 compared with $65 million in the second quarter of 2007 and $60 million in the third quarter of 2006. Operating earnings were $5 million in the third quarter of 2007 compared with $7 million in the second quarter of 2007 and $10 million in the third quarter of 2006.

Sales volumes in the third quarter of 2007 were higher than the second quarter of 2007 reflecting higher sales from the Svetogorsk mill following a maintenance outage in the second quarter. Sales volumes from the Kwidzyn mill were not impacted by an annual outage in the third quarter due to available inventory, but a seasonal improvement in domestic demand was balanced by a reduction in export sales. Average sales price realizations improved in the third quarter due to a better geographic mix of sales. Manufacturing costs were higher as annual maintenance costs for the third quarter outage at the Kwidzyn mill were higher than for the Svetogorsk mill outage in the 2007 second quarter. Compared with the third quarter of 2006, sales volumes in the 2007 third quarter improved due to increased market share following the capacity expansion at the Kwidzyn mill. Average price realizations were higher. In the fourth quarter, earnings are expected to improve reflecting a seasonal increase in demand and no scheduled annual maintenance outages.

Asian Consumer Packaging net sales were $85 million in both the third quarter of 2007 and the second quarter of 2007. International Paper acquired a 50% ownership interest in International Paper & Sun Cartonboard Ltd. during the fourth quarter of 2006. Operating earnings in the third quarter of 2007 were $5 million compared with $4 million in the second quarter of 2007.

Distribution

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,880	$1,720	$5,275	$1,730	$1,690	$5,070
Operating Profit	40	38	107	34	36	97

Distribution’s 2007 third quarter sales were 9% higher than in the second quarter of 2007, while operating profits increased 5%. Compared to the 2006 third quarter, sales rose 9% while operating profits increased 18%.

Sales of printing papers and graphic arts supplies and equipment totaled $1.2 billion in the third quarter of 2007, including $100 million from Central Lewmar acquired on August 24, 2007, compared with $1.1 billion in both the 2007 second quarter and the 2006 third quarter. Trade margins for printing products decreased in the third quarter of 2007 compared with the second quarter of 2007 reflecting changes in sales mix, and were substantially unchanged from the third quarter of 2006.

Revenues from packaging products totaled $390 million in the third quarter of 2007 compared with $380 million in the second quarter of 2007 and $382 million in the third quarter of 2006, principally due to increased unit volumes. Trade margins for packaging products decreased in the third quarter of 2007 compared with the second quarter of 2007 and the third quarter of 2006, reflecting changes in product mix.

Facility supplies revenues totaled $269 million in the third quarter of 2007 compared with $258 million in the second quarter of 2007 and $248 million in the third quarter of 2006 reflecting increased sales volumes. Trade margins in the third quarter of 2007 were substantially unchanged from the second quarter of 2007, and decreased from the third quarter of 2006 as a result of changes in sales mix.

Operating profits were $40 million in the third quarter of 2007 compared with $38 million in the second quarter of 2007 and $34 million in the third quarter of 2006. The increase in operating profits in the third quarter of 2007 was principally due to the revenue increases. Second quarter 2007 operating results also included a $2 million gain related to a sale of real estate. Higher revenues were the primary cause for the higher operating profit versus the 2006 third quarter.

Looking ahead, operating results in the 2007 fourth quarter are expected to be strong, comparable to third-quarter levels.

Forest Products

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$120	$90	$295	$135	$205	$575

Operating Profit:
Forest Resources-
Sales of Forestlands	$99	$91	$281	$125	$101	$329
Harvest & Recreational
Income	3	5	19	63	61	196
Forestland Expenses	(6)	(4)	(14)	(27)	(31)	(88)
Real Estate Operations	3	6	11	5	29	79

Operating Profit	$99	$98	$297	$166	$160	$516

Forest Products net sales in the third quarter of 2007 were 33% higher than in the second quarter of 2007, but 11% lower than in the third quarter of 2006. Operating earnings in the third quarter of 2007 were 1% higher than in the second quarter of 2007, but 40% lower than in the third quarter of 2006. This reduction reflects the impact of the 5.6 million acres of forestland sold in 2006 as part of the Company’s Transformation Plan, primarily in the fourth quarter, that significantly reduced the Company’s forestland acreage.

Forest Products earnings from forestland sales in the third quarter of 2007 were $8 million higher than in the second quarter of 2007. Harvest and recreational income declined $2 million versus the second quarter. Profits from sales of real estate properties decreased by $3 million. Forestland operating expenses were $2 million higher in the current quarter. Compared with the 2006 third quarter, earnings from forestland sales declined $26 million. Harvest and recreational income decreased $60 million reflecting the impact of the 2006 Transformation Plan forestland sales. Forestland operating expenses were $21 million lower than in the third quarter of 2006 due to the reduced level of business operations. In the 2007 fourth quarter, earnings are expected to improve with a planned increase in forestland sales. However, the timing and amount of these sales can change due to various factors, with a corresponding impact on actual operating profits.

Specialty Businesses and Other

	2007			2006
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$—	$—	$135	$245	$235	$705
Operating Profit	—	—	6	21	17	51

The Specialty Businesses and Other segment principally includes the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; and thus operating results in 2007 reflect only two months of activity.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $1.4 billion for the first nine months of 2007, down from $1.5 billion for the comparable 2006 nine-month period, reflecting an increase in cash used for working capital items. Earnings adjusted for non-cash charges were $1.8 billion for both the 2007 and 2006 nine-month periods. Cash used for working capital components totaled $409 million for the first nine months of 2007, up from $311 million for the comparable 2006 nine-month period. However, in the 2007 third quarter, cash used for working capital components decreased by $168 million compared with the six months ended June 30, 2007.

Cash proceeds from divestitures totaled approximately $1.7 billion for the first nine months of 2007, relating to the sales of the Kraft Papers, Beverage Packaging, Wood Products, and Arizona Chemical businesses. Approximately $2.2 billion of cash had been generated from divestitures in the first nine months of 2006. The Company used $227 million of cash in the first nine months of 2007 for the acquisition of Central Lewmar LLC and the purchase of the remaining interests in Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco. Investments in capital projects totaled $804 million in the first nine months of

2007, slightly above $764 million in the first nine months of 2006. Full-year 2007 capital spending is currently expected to be approximately $1.3 billion, or about $200 million above estimated depreciation and amortization expense.

Financing activities for the first nine months of 2007 included a $513 million net reduction in debt versus a $1.9 billion decrease during the comparable 2006 nine-month period. Activity for the second quarter of 2007 included the repurchase of $35 million of 5.85% notes with an original maturity in October 2012. First quarter 2007 activity included the repayment by International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, of $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter included the repayment of $198 million of 7.625% notes that matured within the quarter.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the 2006 third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

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

At September 30, 2007 and December 31, 2006, International Paper classified $112 million and $100 million, respectively, of Notes payable and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

Also during the first nine months of 2007, the Company purchased 30.6 million shares of its common stock through open market purchases for approximately $1.1 billion, and issued approximately 5.0 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $122 million of cash and restricted stock that did not generate cash. During the first nine months of 2006, approximately 2.8 million shares of common stock had been issued for various incentive plans, including stock option exercises that generated $26 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $330 million and $372 million for the first nine months of 2007 and 2006, respectively. Quarterly dividends were $.25 per share in both years.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2008 using existing cash balances plus cash from operations, supplemented as required by its existing credit facilities.

At September 30, 2007, International Paper has approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. There were no outstanding borrowings under the fully committed bank credit agreement or the receivables securitization program at September 30, 2007.

Additionally, International Paper Investments (Luxembourg) S.ar.l and International Paper (Europe) S.A., both wholly-owned subsidiaries of International Paper, jointly have a $100 million bank credit agreement maturing in December 2007, with no borrowings outstanding as of September 30, 2007.

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

TRANSFORMATION PLAN

During the first quarter of 2007, the Company completed the sales of its North American Beverage Packaging operations, its Kraft Papers business, its Arizona Chemical business, and most of its Wood Products business. This substantially completed divestitures under the Company’s Transformation Plan. As reported in the first quarter, these proceeds have been used to: (1) reduce long-term debt and fund a voluntary contribution to the Company’s U.S. qualified pension plan, (2) return value to shareholders through the purchase of its common stock, and (3) for identified selective reinvestments. During the 2007 second quarter, the Company purchased an additional 17.9 million shares of its common stock for approximately $675 million. During the 2007 third quarter, the Company purchased an additional 1.5 million shares of its common stock for approximately $50 million, and additional share repurchases may be made in the 2007 fourth quarter. Additionally, the Company is continuing to make progress on improving its key platform businesses. For the first nine months of 2007, excluding Forest Products, operating profits as a percent of sales improved by 190 basis points. Given declining demand for paper and packaging in North America during 2007, we managed our capacity to meet our customers’ demand, and achieved improved profit margins through higher prices and non-price improvements. Going forward, the Company intends to continue to focus on all factors affecting margin expansion, including price.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. Other than the adoption of FIN 48, the Company has not made any changes in any of these critical accounting policies during the first nine months of 2007.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $158 million for International Paper’s U.S. plans for the nine months ended September 30, 2007, or about $125 million less than the pension expense recorded for the first nine months of 2006. Net pension expense for non-U.S. plans was about $3 million and $13 million for the first nine months of 2007 and 2006, respectively. The decrease in U.S. plan pension expense was principally due to earnings on a $1 billion contribution made to the plan in the fourth quarter of 2006, lower amortization of unrecognized actuarial losses, an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006, and a decrease in active plan participants due to divestitures. The decrease in non-U.S. expense is related to the sales of Arizona Chemical and Beverage Packaging.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2007, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.6 billion, consisting of approximately 60% equity securities, 31% fixed income securities, and 9% real estate and other assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 42 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference. There have not been any material changes in the Company’s exposure to market risk since December 31, 2006.

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

During the 2007 first quarter, the Company completed the non-cash exchange of assets for the Luiz Antonio mill in Brazil. Integration activities, including an assessment of internal controls over financial reporting, are currently in process and are expected to be completed in early 2008.

During the 2007 third quarter, the Company completed the acquisition of Central Lewmar LLC. Integration activities, including an assessment of internal controls over financial reporting, are currently in process and are expected to be completed in early 2008.

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

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Annual Report) contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Since the Company has substantially completed the divestitures under its Transformation Plan, the Company no longer faces the risks described in the Annual Report under the heading “The Ability to Successfully Execute Sales Transactions Currently Under Contract.” Second, the risk factor “Risks Relating to Industry Conditions – Demand for our Products” has been amended and restated in its entirety as follows:

Demand For Our Products. Demand for our products is affected by general economic conditions globally. Changes in industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, interest rates, the availability of credit (particularly as it may affect our land sales) and currency exchange rates may adversely affect our businesses and our financial results.

There are no other significant changes to the risk factors described in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	15,384	$38.72	—	—
August 1, 2007 - August 31, 2007	1,476,200	$33.98	—	—
September 1, 2007 - September 30, 2007	6,000	$33.96	—	—

Total	1,497,584	—	—	—

(a)	Principally open-market repurchases, including 1,482,200 shares purchased as part of the Company's Transformation Plan, and 15,384 shares acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Share Purchase Agreement, dated August 16, 2007, in respect of Ilim Holdings S.A. by and among International Paper Investments (Luxembourg) S.ar.l., Pulp Holding Luxembourg S.ar.l., Ilim Holding Luxembourg S.ar.l., Ilim Holding S.A., International Paper Company, Mr. Zakhar Smushkin, Mr. Mikhail Zingarevich, Mr. Leonid Eruhimovich and Mr. Boris Zingarevich

10.2	First Amendment Deed to Share Purchase Agreement, dated October 4, 2007, in respect of Ilim Holdings S.A. by and among International Paper Investments (Luxembourg) S.ar.l., Pulp Holding Luxembourg S.ar.l., Ilim Holding Luxembourg S.ar.l., Ilim Holding S.A., International Paper Company, Mr. Zakhar Smushkin, Mr. Mikhail Zingarevich, Mr. Leonid Eruhimovich and Mr. Boris Zingarevich

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: November 7, 2007	By	/s/ MARIANNE M. PARRS
Marianne M. Parrs
Executive Vice President and Chief Financial Officer

Date: November 7, 2007	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller