Form 10-K
period 2007-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2008-02-29
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue

Memphis, Tennessee

(Address of principal executive offices)

38197

(Zip Code)

Registrant’s telephone number, including area code: (901) 419-7000

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $16,605,617,548.

The number of shares outstanding of the Company’s common stock, as of February 26, 2008 was 427,760,669.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2008 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2007

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	42

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
	Financial Information by Industry Segment and Geographic Area	43
	Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	45
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	47
	Consolidated Statement of Operations	49
	Consolidated Balance Sheet	50
	Consolidated Statement of Cash Flows	51
	Consolidated Statement of Changes in Common Shareholders’ Equity	52
	Notes to Consolidated Financial Statements	53
	Interim Financial Results (Unaudited)	89

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	92

ITEM 9A.	CONTROLS AND PROCEDURES.	92

ITEM 9B.	OTHER INFORMATION.	93

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	94

ITEM 11.	EXECUTIVE COMPENSATION.	94

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	94

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	94

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	94

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
	Additional Financial Data	95
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	100
	Schedule II - Valuation and Qualifying Accounts	101

	SIGNATURES	102

APPENDIX I	2007 LISTING OF FACILITIES	A-1

APPENDIX II	2007 CAPACITY INFORMATION	A-3

ii

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”), is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia and North Africa. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2007, the Company operated 16 pulp, paper and packaging mills, 85 converting and packaging plants and 4 wood products facilities. Production facilities at December 31, 2007 in Europe, Asia, Latin America and South America included 7 pulp, paper and packaging mills and 46 converting and packaging plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 273 distribution branches located primarily in the United States. At December 31, 2007, we owned or managed approximately 300,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial Packaging; Consumer Packaging; Distribution; Forest Products; and Specialty Businesses and Other. A description of these business segments can be found on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. A discussion of the Company’s Transformation Plan (the Transformation Plan) to concentrate on two key global platform businesses, Uncoated Papers (including Distribution) and Packaging, can be found on page 34 of Item 7.

From 2003 through 2007, International Paper’s capital expenditures approximated $5.5 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2007 was approximately $1.3 billion and is expected to be approximately $1.1 billion in 2008. You can find more information about capital expenditures on pages 29 and 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions, exchanges and joint ventures can be found on pages 30 and 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 19 through 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS

The financial information concerning international and U.S. operations and export sales is set forth on page 44 of Item 8. Financial Statements and Supplementary Data.

COMPETITION AND COSTS

Despite the size of the Company’s manufacturing capacity for paper, packaging and pulp products, the markets in all of the cited product lines are large and fragmented. The major markets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. Our products are in competition with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood and wood-fiber products.

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 14 through 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities in Appendix II on page A-3.

MARKETING AND DISTRIBUTION

The Company sells paper, packaging products and other products directly to end users and converters, as well as through agents, resellers and paper distributors. We own a large merchant distribution business that sells products made both by International Paper and by other companies making paper, paperboard, packaging and graphic arts supplies. Sales offices are located throughout the United States as well as internationally.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2007, 2006 and 2005 were as follows:

Sales Volumes by Product (1) (2)

(Unaudited)

	2007	2006		2005
Printing Papers (In thousands of tons)
U.S. Uncoated Papers and Bristols	3,788	3,973		3,837
Europe & Russia Uncoated Papers and Bristols	1,448	1,455		1,419
Brazil Uncoated Papers	794	477		447
Asia Uncoated Papers	24	18		13
Uncoated Papers and Bristols	6,054	5,923		5,716
Coated Papers (3)	–	1,168		1,996
Market Pulp (4)	1,402	1,124		1,291

Packaging (In thousands of tons)
Container of the Americas	3,578	3,628		3,578
European Container (Boxes)	1,173	1,267		1,073
Other Industrial and Consumer Packaging	641	525		421
Industrial and Consumer Packaging	5,392	5,420		5,072
Containerboard	1,776	1,816		1,937
Bleached Packaging Board	2,010	1,503	(5)	1,264
Coated Bristols	408	410		411

Saturated and Bleached Kraft Papers	240	232		242

(1)	Includes third-party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Sold in the third quarter of 2006. International Paper has a 10% continuing interest in the owning entity.
(4)	Includes internal sales to mills.
(5)	Includes two months of sales for International Paper & Sun Cartonboard Co., Ltd. in which International Paper acquired a 50% interest in the fourth quarter of 2006.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center at Loveland, Ohio, with smaller facilities in Savannah, Georgia, and several product laboratories. Additionally, the Company has a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $24 million in 2007, $45 million in 2006, and $63 million in 2005.

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

ENVIRONMENTAL PROTECTION

Information concerning the effects of the Company’s compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 39 and 40 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

As of December 31, 2007, we had approximately 51,500 employees, 33,100 of whom were located in the United States. Of the U.S. employees, approximately 20,600 are hourly, with unions representing approximately 12,800 employees. Approximately 10,500 of the union employees are represented by the United Steel Workers under individual location contracts.

During 2007, the Company reached a four-year agreement (the USW Agreement) with the United Steelworkers of America that lays a new framework for bargaining future local labor contracts at 14 of our U.S. pulp, paper and packaging mills. The USW Agreement provides for the renewal of labor agreements at pulp, paper and packaging mill locations throughout the four-year period. Pursuant to the USW Agreement, labor agreements at the Georgetown, South Carolina; Vicksburg, Mississippi; and Riverdale, Alabama paper mills were renewed in 2007. During 2008, labor agreements are scheduled to expire and renew, under the terms of the USW Agreement, at the Texarkana, Texas; Courtland, Alabama; Pineville, Louisiana; and Prattville, Alabama mill locations.

During 2007, 17 labor agreements were settled in non-paper mill operations. Settlements included paper converting, distribution, consumer packaging and wood products operations. During 2008, 18 non-mill labor agreements are scheduled to be negotiated in 18 non-paper mill operations, plus eight non-mill contracts are carrying over from 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 58, chairman and chief executive officer since 2003. Mr. Faraci previously served as president during 2003, and executive vice president and chief financial officer from 2000 to 2003. Mr. Faraci joined International Paper in 1974.

Newland A. Lesko, 62, executive vice president-manufacturing and technology since 2003. Mr. Lesko previously served as senior vice president-industrial packaging from 1998 to 2003. Mr. Lesko joined International Paper in 1967.

John N. Balboni, 59, senior vice president and chief information officer since 2005. Mr. Balboni previously served as vice president and chief information officer from 2003 to 2005, and vice president-ebusiness from 2000 to 2003. Mr. Balboni joined International Paper in 1978.

Michael J. Balduino, 57, senior vice president since 2000, responsible for consumer products converting businesses and president-Shorewood Packaging

Corp. since 2004. Mr. Balduino previously served as the Company’s senior vice president-sales and marketing from 2000 to 2003. Mr. Balduino joined International Paper in 1992.

H. Wayne Brafford, 56, senior vice president-printing and communications papers since 2005. Mr. Brafford previously served as senior vice president-industrial packaging from 2003, and as vice president and general manager-converting, specialty and pulp from 1999 to 2003. Mr. Brafford joined International Paper in 1975.

Jerome N. Carter, 59, senior vice president-human resources since 1999. Since 2005, Mr. Carter is also responsible for overseeing the communications function of the Company. Mr. Carter joined International Paper in 1980.

C. Cato Ealy, 51, senior vice president-corporate development since 2003. Mr. Ealy previously served as vice president-corporate development from 1996 to 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Thomas E. Gestrich, 61, senior vice president and president-IP Asia since 2005. Mr. Gestrich previously served as senior vice president-consumer packaging from 2001 to 2005. Mr. Gestrich joined International Paper in 1990.

Thomas G. Kadien, 51, senior vice president and president-xpedx since 2005. Mr. Kadien previously served as senior vice president-Europe from 2003 to 2005, and as vice president-commercial printing and imaging papers from 2001 to 2003. Mr. Kadien joined International Paper in 1978.

Mary A. Laschinger, 47, senior vice president since 2007 and president-IP Europe, Middle East, Africa and Russia since 2005. Ms. Laschinger previously served as vice president-wood products from 2004 to 2005, and as vice president-pulp from 2001 to 2004. Ms. Laschinger is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Ms. Laschinger joined International Paper in 1992.

Tim S. Nicholls, 46, senior vice president and chief financial officer since December 2007. Mr. Nicholls previously served as vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer-IP

Europe from 2005 to 2007, and as president of the Company’s former Canadian pulp and wood products business from 2002 to 2005. Mr. Nicholls joined International Paper in 1991.

Maximo Pacheco, 55, senior vice president since 2005 and president-IP do Brasil since 2004. Previously, Mr. Pacheco served as senior vice president-IP do Brasil from 2003 to 2004 and as president-IP Latin America from 2000 to 2003. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 48, senior vice president-IP packaging solutions since 2005. She previously served as vice president-container of the Americas from 2000 to 2005. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 52, senior vice president, general counsel, corporate secretary and global government relations. From 1998 to 2003, she served as senior vice president, general counsel and corporate secretary of Owens Corning and in addition, from 2000 to 2003, as chief restructuring officer and a member of its board of directors. Ms. Smith joined International Paper in 2003.

Robert J. Grillet, 52, vice president-finance and controller since 2003. Mr. Grillet previously served as group senior vice president-xpedx from 2000 to 2003. Mr. Grillet joined International Paper in 1976.

Terri L. Herrington, 52, vice president-internal audit since November 2007. Ms. Herrington previously served as director of audit for finance and financial control for BP p.l.c. from 2003 to 2007, and as group development leader in internal audit for BP p.l.c. from 2000 to 2003. Ms. Herrington joined International Paper in 2007.

Mark S. Sutton, 46, vice president-supply chain since June 2007. Mr. Sutton previously served as vice president-strategic planning from 2005 to 2007, and as vice president and general manager-European Corrugated Packaging Operations from 2002 to 2005. Mr. Sutton joined International Paper in 1984.

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

CHANGES IN TRANSPORTATION AVAILABILITY OR COSTS. Our business depends on the transportation of a large number of products, both in the United States and internationally. In the United States, an increase in transportation rates or fuel surcharges could negatively impact our financial results, and/or a reduction in transport availability in truck and rail could negatively impact our ability to provide products to our customers in a timely manner. While we have benefited from supply chain initiatives that reduce usage and improve transportation availability, there is no assurance that such availability can continue to be effectively managed in the future.

COMPETITION. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Because our outlook depends on a forecast of our share of industry sales, an unexpected reduction in that share due to pricing or product strategies pursued by competitors could negatively impact our financial results.

PRODUCT MIX. Our results may be affected by a change in the Company’s sales mix. Our outlook assumes a certain volume mix of sales as well as a product mix of sales. If actual results vary from this projected volume and product mix of sales, our financial results could be negatively impacted.

PRICING. Our outlook assumes that we will be successful in implementing previously announced price increases as well as other price increases that we may in the future deem necessary and/or appropriate. Delays in the realization of these price increases would negatively impact our financial results. Moreover, price discounting, if required to maintain our competitive position and our share of industry sales, could result in lower than anticipated price realizations.

DEMAND FOR OUR PRODUCTS. Demand for our products is affected by general economic conditions in North America, Europe, Russia, Latin America, Asia and North Africa. Changes in industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, interest rates and currency exchange rates may adversely affect our businesses and our financial results.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing the company on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing and have an adverse effect on the market price of our securities.

AVAILABILITY OF CREDIT. The recent turmoil in the credit markets and the limited availability of credit may have a negative financial impact on some of our customers and potential buyers of our remaining forestlands. This may affect the timing and amount of sales of our products and the timing of sales of our remaining forestlands.

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

CHANGES IN INTERNATIONAL CONDITIONS. Our financial results could be substantially affected by foreign market risks in the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland and China, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse foreign tax consequences or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

CHANGES IN CURRENCY EXCHANGE RATES. We are impacted by the movement of various currencies relative to the U.S. dollar. From time to time, we may hedge a portion of the risk from our transactions and commitments denominated in non-U.S. dollar currencies when we deem it appropriate to do so. There can be no assurance, however, that we will be able to fully protect ourselves against substantial foreign currency fluctuations.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

UNANTICIPATED EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS. Our operations are subject to U.S. and international laws and regulations relating to the environment, health and safety. There can be no assurance that the costs of compliance with existing and new regulations, including costs associated with global climate change regulation, will not require significant capital expenditures, or that existing reserves for specific matters will, if regulations change, be adequate to cover future unanticipated costs.

RESULTS OF LEGAL PROCEEDINGS. The costs and other effects of pending litigation against the Company cannot be determined with certainty. Although the disclosure in Item 3. Legal Proceedings contains management’s current view that the outcome of any pending or threatened lawsuits or claims, or all of them combined, will not have a material adverse effect on our consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

RISKS RELATING TO THE COMPANY’S OPERATIONS

MATERIAL DISRUPTIONS OF MANUFACTURING. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages

•	prolonged power failures

•	an equipment failure

•	a chemical spill or release

•	explosion of a boiler

•	the effect of a drought or reduced rainfall on its water supply

•	labor difficulties

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels

•	fires, floods, earthquakes, hurricanes or other catastrophes

•	terrorism or threats of terrorism

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world

•	other operational problems

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and have a negative effect on our financial results.

ABILITY TO REALIZE NON-PRICE PROFIT IMPROVEMENT. The Company has made a commitment to deliver on profit improvement initiatives, including ongoing manufacturing, supply chain and overhead cost reduction initiatives, as well as volume/mix improvements. There can be no assurance that any or all of these profit improvements will be achieved.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2007, the Company owned or managed approximately 300,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands are independently third-party certified for sustainable forestry (under operating standards of the Sustainable Forestry Initiative (SFI™) in the United States and ISO 14001 and CERFLOR in Brazil). During 2006, in conjunction with the Company’s Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements, principally in October and November, for proceeds totaling approximately $6.6 billion of cash and notes. A further discussion of these sales transactions can be found on pages 20 and 21 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and on page 65 of Item 8. Financial Statements and Supplementary Data. Our remaining forestlands are being marketed to optimize the economic value to our shareholders. Most of these forestlands consist of properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2008 on page 30, and dispositions and restructuring activities as of December 31, 2007, on pages 17 through 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 60 through 67 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 39 through 41 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock, and the high and low sales prices for the Company’s common stock, for each of the four quarters in 2007 and 2006 are set forth on page 89 of Item 8. Financial Statements and Supplementary

Data. At December 31, 2007, the Company’s common shares are traded on the following exchanges: New York, Swiss and Amsterdam. International Paper options are traded on the Chicago Board of Options Exchange. As of February 26, 2008, there were approximately 22,350 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	1,597,549	$33.55
February 1, 2007 - February 28, 2007	2,639,944	36.20
March 1, 2007 - March 31, 2007	7,614,929	35.63
April 1, 2007 - April 30, 2007	8,624,581	36.87
May 1, 2007 - May 31, 2007	7,198,033	38.52
June 1, 2007 - June 30, 2007	2,042,466	39.21
July 1, 2007 - July 31, 2007	15,384	38.72
August 1, 2007 - August 31, 2007	1,476,200	33.98
September 1, 2007 - September 30, 2007	6,000	33.96
November 1, 2007 - November 30, 2007	3,008,933	33.27
Total	34,224,019

(a)

Principally open-market repurchases, including 33,582,751 shares purchased as part of the Company’s Transformation Plan, 641,098 shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs, and a stock swap for 170 shares.

No activity occurred in months not presented above.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2002 with a $100 investment in each of our Industry Peer Group and the S&P 500 also made on December 31, 2002. The graph portrays total return, 2002–2007, assuming reinvestment of dividends.

(1)

The companies included in the Industry Peer Group are Bowater Inc., Domtar Inc., MeadWestvaco Corp., M-Real Corp., Packaging Corporation of America, Sappi Limited, Smurfit-Stone Container Corp., Stora Enso Group, UPM Corporation and Weyerhaeuser Co.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2007		2006		2005		2004		2003
RESULTS OF OPERATIONS
Net sales	$21,890		$21,995		$21,700		$20,721		$19,883
Costs and expenses, excluding interest	19,939		18,286		20,819		19,633		19,075
Earnings from continuing operations before income taxes and minority interest	1,654	(b)	3,188	(e)	286	(g)	376	(j)	89	(m)
Minority interest expense, net of taxes	24		17		9		24		79
Discontinued operations	(47	)(c)	(232	)(f)	416	(h)	(273	)(k)	186
Cumulative effect of accounting changes	–		–		–		–		(13	)(n)
Net earnings (loss)	1,168	(b-d)	1,050	(e-f)	1,100	(g-i)	(35	)(j-l)	302	(m-o)
Earnings (loss) applicable to common shares	1,168	(b-d)	1,050	(e-f)	1,100	(g-i)	(35	)(j-l)	302	(m-o)
FINANCIAL POSITION
Working capital	$2,893		$3,996		$6,804		$9,506		$9,143
Plants, properties and equipment, net	10,141		8,993		9,073		9,402		9,348
Forestlands	770		259		2,127		2,099		2,279
Total assets	24,159		24,034		28,771		34,217		35,525
Notes payable and current maturities of long-term debt	267		692		1,178		209		1,770
Long-term debt	6,353		6,531		11,019		13,626		13,127
Common shareholders’ equity	8,672		7,963		8,351		8,254		8,237
BASIC PER SHARE OF COMMON STOCK
Earnings from continuing operations	$2.83		$2.69		$1.41		$0.49		$0.27
Discontinued operations (c)	(0.11)		(0.48)		0.85		(0.56)		0.39
Cumulative effect of accounting changes	–		–		–		–		(0.03)
Net earnings (loss)	2.72		2.21		2.26		(0.07)		0.63
DILUTED PER SHARE OF COMMON STOCK
Earnings from continuing operations	$2.81		$2.65		$1.40		$0.49		$0.27
Discontinued operations (c)	(0.11)		(0.47)		0.81		(0.56)		0.39
Cumulative effect of accounting changes	–		–		–		–		(0.03)
Net earnings (loss)	2.70		2.18		2.21		(0.07)		0.63
Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	20.40		17.56		17.03		16.93		16.97
COMMON STOCK PRICES
High	$41.57		$37.98		$42.59		$45.01		$43.32
Low	31.05		30.69		26.97		37.12		33.09
Year-end	32.38		34.10		33.61		42.00		43.11
FINANCIAL RATIOS
Current ratio	1.7		1.9		2.4		2.3		2.0
Total debt to capital ratio	0.43		0.47		0.59		0.62		0.63
Return on equity	14.8	(b-d)	14.6	(e-f)	13.2	(g-i)	(0.4	)(j-l)	3.9	(m-o)
Return on investment from continuing operations	7.2	(b-d)	8.1	(e-f)	5.2	(g-i)	3.1	(j-l)	2.5	(m-o)
CAPITAL EXPENDITURES	$1,292		$1,073		$1,095		$1,119		$935
NUMBER OF EMPLOYEES	51,500		60,600		68,700		79,400		82,800

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

2007:

(b)

Includes restructuring and other charges of $95 million before taxes ($59 million after taxes), including a $30 million charge before taxes ($19 million after taxes) for organizational restructuring and other charges principally associated with the Company’s Transformation Plan, a charge of $60 million before taxes ($38 million after taxes) of accelerated depreciation charges, a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with a mill closure, and a pre-tax gain of $5 million ($4 million after taxes) for other items. Also included are a $9 million pre-tax gain ($5 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 sale of U.S. forestlands included in the Company’s Transformation Plan; and a $327 million gain before taxes ($267 million after taxes) for net gains on sales and impairments of businesses including a pre-tax gain of $113 million ($102 million after taxes) on the sale of the Arizona Chemical business, a gain of $205 million before taxes ($159 million after taxes) related to the asset exchange for the Luiz Antonio mill in Brazil, and a pre-tax gain of $9 million ($6 million after taxes) for other items.

(c)

Includes a pre-tax gain of $20 million ($8 million after taxes) relating to the sale of the Wood Products business, a pre-tax loss of $30 million ($48 million after taxes) for adjustments to the loss on the sale of the Beverage Packaging business, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to the loss on the sale of the Kraft Papers business, and a net $6 million pre-tax credit ($4 million after taxes) for payments received relating to the Company’s Weldwood of Canada Limited business, and the year-to-date operating results of the Beverage Packaging and Wood Products businesses.

(d)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

2006:

(e)

Includes restructuring and other charges of $300 million before taxes ($184 million after taxes), including a $157 million charge before taxes ($95 million after taxes) for organizational restructuring and other charges principally associated with the Company’s Transformation Plan, a charge of $165 million before taxes ($102 million after taxes) for losses on early debt extinguishment, a $97 million charge before taxes ($60 million after taxes) for legal reserves, a $115 million gain before taxes ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and a credit of $4 million before taxes ($3 million after taxes) for other items. Also included are a $4.8 billion gain before taxes ($2.9 billion after taxes) from sales of U.S. forestlands included in the Company’s Transformation Plan; a charge of $759 million before and after taxes for the impairment of goodwill in the Coated Paperboard and Shorewood businesses; a $1.5 billion pre-tax charge ($1.4 billion after taxes) for net losses on sales and impairments of businesses including $1.4 billion before taxes ($1.3 billion after taxes) for the U.S. Coated and Supercalendered Papers business, $52 million before taxes ($37 million after taxes) for certain assets in Brazil, and $128 million before taxes ($84 million after taxes) for the Company’s Saillat mill in France to reduce the carrying value of net assets to their estimated fair value; the recognition of a previously deferred $110 million gain before taxes ($68 million after taxes) related to a 2004 sale of forestlands in Maine; and a pre-tax charge of $21 million (zero after taxes) for other smaller items.

(f)

Includes a gain of $100 million before taxes ($79 million after taxes) from the sale of the Brazilian Coated Papers business, and pre-tax charges of $116 million ($72 million after taxes) for the Kraft Papers business, $269 million ($234 million after taxes) for the Wood Products business and $121 million ($90 million after taxes) for the Beverage Packaging business to reduce the carrying value of these businesses to their estimated fair value, and the 2006 operating results of the Kraft Paper, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

2005:

(g)

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

(h)

Includes a gain of $29 million before taxes ($361 million after taxes and minority interest) from the 2005 sale of Carter Holt Harvey Limited, as well as, the 2005 operating results of the Carter Holt Harvey Limited, Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

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

(j)

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

(k)

Includes a gain of $268 million before taxes and minority interest ($90 million after taxes and minority interest) from the 2004 sale of the Carter Holt Harvey Tissue business, and a pre-tax charge of $323 million ($711 million after taxes) from the 2004 sale of Weldwood of Canada Limited, and the 2004 operating results of the Carter Holt Harvey Limited, Weldwood of Canada Limited, Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(l)	Includes a $32 million net increase in the income tax provision reflecting an adjustment of deferred tax balances.

2003:

(m)

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

(n)

Includes a charge of $10 million after taxes for the cumulative effect of an accounting change for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and a charge of $3 million after taxes for the cumulative effect of an accounting change related to the adoption of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

(o)	Includes a $110 million reduction of the income tax provision recorded for significant tax events occurring in 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper’s operating results in 2007 benefited from significantly higher paper and packaging price realizations. Sales volumes were slightly higher, with growth in overseas markets partially offset by lower volumes in North America as we continued to balance our production with our customers’ demand. Operationally, our pulp and paper and containerboard mills ran very well in 2007. However, input costs for wood, energy and transportation costs were all well above 2006 levels. In our Forest Products business, earnings decreased 31% reflecting a sharp decline in harvest income and a smaller drop in forestland and real estate sales, both reflecting our forestland divestitures in 2006. Interest expense decreased over 40%, principally due to lower debt balances and interest rates from debt repayments and refinancings.

Looking forward to the first quarter of 2008, we expect demand for North American printing papers and packaging to remain steady. However, if the economic downturn in 2008 is greater than expected, this could have a negative impact on sales volumes and earnings. Some slight increases in paper and packaging price realizations are expected as we implement our announced price increases. However, first quarter earnings will reflect increased planned maintenance expenses and continued escalation of wood, energy and transportation costs. As a result, excluding the impact of projected reduced earnings from land sales and the addition of equity earnings contributions from our recent investment in Ilim Holding S.A. in Russia, we expect 2008 first-quarter earnings to be lower than in the 2007 fourth quarter.

Results of Operations

Industry segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Industry segment operating profits are defined as earnings before taxes and minority interest, interest expense, corporate items and corporate special items. Industry segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net earnings or any other operating measure prescribed by accounting principles generally accepted in the United States.

International Paper operates in six segments: Printing Papers, Industrial Packaging, Consumer Packaging, Distribution, Forest Products, and Specialty Businesses and Other.

The following table shows the components of net earnings for each of the last three years:

In millions	2007	2006	2005
Industry segment operating profits	$2,423	$2,074	$1,622
Corporate items, net	(732)	(746)	(607)
Corporate special items*	241	2,373	(134)
Interest expense, net	(297)	(521)	(595)
Minority interest	(5)	(9)	(9)
Income tax benefit (provision)	(415)	(1,889)	407
Discontinued operations	(47)	(232)	416
Net earnings	$1,168	$1,050	$1,100
*

Corporate special items include restructuring and other charges, net (gains) losses on sales and impairments of businesses, gains on Transformation Plan forestland sales, goodwill impairment charges, insurance recoveries and reversals of reserves no longer required.

Industry segment operating profits of $2.4 billion were $349 million higher in 2007 than in 2006 due principally to the benefits from higher average price realizations ($461 million), the net impact of cost reduction initiatives, improved operating performance and a more favorable mix of products sold ($304 million), higher sales volumes ($17 million), lower special item costs ($115 million) and other items ($4 million). These benefits more than offset the impacts of higher energy, raw material and freight costs ($205 million), higher costs for planned mill maintenance outages ($48 million), lower earnings from land sales ($101 million), costs at the Pensacola mill associated with the conversion of a machine to the production of linerboard ($52 million) and reduced earnings due to net acquisitions and divestitures ($146 million).

The principal changes in 2007 operating profit by segment were as follows:

•

Printing Papers’ profits of $1.1 billion were $465 million higher as the benefits of higher average sales price realizations and improved manufacturing operating costs more than offset the impacts of higher raw material and energy costs, higher freight costs, and slightly lower sales volumes. Additionally, 2006 results included a $128 million charge to write down the assets of the Saillat, France mill to their estimated fair value.

•

Industrial Packaging’s profits of $501 million were up $102 million as the impacts of higher sales price realizations, increased sales volumes, a more favorable mix of products sold, and strong mill and converting production performance were only partially offset by higher raw material and freight costs and costs associated with the conversion of the paper machine at the Pensacola mill to lightweight linerboard production.

•

Consumer Packaging’s profits of $198 million were $26 million higher reflecting improved average sales price realizations, slightly higher sales volumes, favorable mill operations, and the full-year earnings impact of International Paper & Sun Cartonboard Co., Ltd. which was acquired in the fourth quarter of 2006. These benefits were partially offset by higher raw material and freight costs and an unfavorable mix of products sold.

•	Distribution’s profits of $146 million were $18 million higher in 2007 due to the impact of record sales volumes and slightly better average sales margins.

•

Forest Products’ profits of $471 million were down $207 million. This reflects lower forestland and real estate sales and harvest and recreational income due to the 5.6 million acres of forestland sold in 2006 as part of the Company’s Transformation Plan that significantly reduced the Company’s forestland acreage.

•	Specialty Businesses and Other’s profits of $6 million were $55 million lower reflecting the divestiture of the Arizona Chemical business in the first quarter of 2007.

Corporate items, net, of $732 million of expense in 2007 were lower than the $746 million of expense in

2006 as lower pension expenses more than offset higher medical, supply chain initiative and LIFO inventory costs. The increase in 2006 versus $607 million of expense in 2005 reflects higher pension, benefit-related and supply chain initiative costs, partially offset by lower LIFO inventory costs.

Corporate special items, including restructuring and other charges and net (gains) losses on sales and impairments of businesses, were a gain of $241 million in 2007 compared with a gain of $2.4 billion in 2006 and an expense of $134 million in 2005. The large gain in 2006 includes $4.8 billion from the sales of forestlands included in our Transformation Plan, partially offset by $1.4 billion of net charges related to the divestiture of certain operations and $759 million of goodwill impairment charges.

Interest expense, net, of $297 million in 2007 decreased from $521 million in 2006 and $595 million in 2005 reflecting lower average debt balances and lower interest rates from debt refinancings and repayments made under the Company’s Transformation Plan.

The 2007 income tax provision of $415 million includes a $41 million benefit related to 2007 special tax adjustment items. The 2006 income tax provision of $1.9 billion consists of $1.6 billion of deferred taxes (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $0.3 billion current tax provision, and includes an $11 million charge related to 2006 special tax adjustment items. The $407 million benefit in 2005 includes a $454 million tax benefit related to 2005 special tax adjustment items. Excluding special items, taxes as a percent of pre-tax earnings increased to 30% in 2007 and 29% in 2006 from 20% in 2005 reflecting a higher proportion of earnings in higher tax rate jurisdictions.

Discontinued Operations

During 2007, the Company completed the sale of its Wood Products, Beverage Packaging and Kraft Papers operations.

In the third quarter of 2006, International Paper completed the sale of its Brazilian Coated Papers business.

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

Liquidity and Capital Resources

For the year ended December 31, 2007, International Paper generated $1.9 billion of cash flow from continuing operations, compared with $1.0 billion in 2006. The 2006 amount is net of a $1.0 billion voluntary pension plan cash contribution. Capital spending from continuing operations for 2007 totaled $1.3 billion, or 119% of depreciation and amortization expense. Cash proceeds from divestitures totaled $1.7 billion, with $300 million used for acquisitions and $600 million invested in a 50% equity interest in Ilim Holding S.A. in Russia. We repaid approximately $900 million of debt during the year. Our liquidity position remains strong, supported by approximately $2.5 billion of unused, committed credit facilities that we believe are adequate to meet future short-term liquidity requirements. Maintaining an investment grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2008 will be to continue to maximize our financial flexibility to facilitate access to capital markets on favorable terms.

Capital spending for 2008 is targeted at $1.1 billion, or about equal to depreciation and amortization.

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

Pension expenses for our U.S. plans decreased to $210 million in 2007 from $377 million in 2006 reflecting a full year of earnings on a $1.0 billion contribution made to the plan during the fourth quarter of 2006, lower amortization of unrecognized actuarial losses, and an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006. An additional decrease to approximately $114 million is expected in 2008, reflecting an increase in the assumed discount rate to 6.20% and a further reduction of amortization of unrecognized actuarial losses. Our pension funding policy continues to be, at a minimum, to fully fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). Unless changes are made to our funding policy, it is unlikely that any contributions to our U.S. qualified plan will be required in 2008.

Legal

An analysis of significant litigation activity is included in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

CORPORATE OVERVIEW

While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in the United States, Europe, South America and Asia. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, and movements in currency exchange rates.

Product prices tend to follow general economic trends, and are also affected by inventory levels, currency movements and changes in worldwide operating rates. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood fiber and chemical costs; energy costs; freight costs; salary and benefits costs, including pensions; and manufacturing conversion costs.

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2007, and the major factors affecting these results compared to 2006 and 2005.

RESULTS OF OPERATIONS

For the year ended December 31, 2007, International Paper reported net sales of $21.9 billion, compared with $22.0 billion in 2006 and $21.7 billion in 2005. International net sales (including U.S. exports) totaled $6.3 billion or 29% of total sales in 2007. This compares to international net sales of $5.6 billion in 2006 and $5.3 billion in 2005.

Full year 2007 net earnings totaled $1.2 billion ($2.70 per share), compared with net earnings of $1.1 billion ($2.18 per share) in 2006 and $1.1 billion ($2.21 per share) in 2005. Amounts include the results of discontinued operations.

Earnings from continuing operations after taxes in 2007 were $1.2 billion, compared with $1.3 billion in 2006 and $684 million in 2005. Compared with 2006, the benefits of higher average sales price realizations, improved sales volumes, favorable operating performance, cost reduction initiatives, an improved mix of products sold, lower corporate expenses (including pensions) and lower net interest expense were offset by the impacts of higher costs for planned mill maintenance outages, higher average raw material and freight costs, lower earnings from land sales, costs associated with the conversion of a machine to the production of linerboard at Pensacola, reduced earnings due to net acquisitions and divestitures, higher tax expense, and reduced gains from special items.

See Industry Segment Results on pages 24 through 29 for a discussion of the impact of these factors by segment.

The following table presents a reconciliation of International Paper’s net earnings to its total industry segment operating profit:

In millions	2007	2006	2005
Net Earnings	$1,168	$1,050	$1,100
Deduct - Discontinued operations:
Loss (earnings) from operations	11	(85)	(55)
Loss (gain) on sales or impairment	36	317	(361)
Earnings From Continuing Operations	1,215	1,282	684
Add back (deduct):
Income tax provision (benefit)	415	1,889	(407)
Minority interest expense, net of taxes	24	17	9
Earnings From Continuing Operations Before Income Taxes and Minority Interest	1,654	3,188	286
Interest expense, net	297	521	595
Minority interest included in operations	(19)	(8)	–
Corporate items	732	746	607
Special items:
Restructuring and other charges	95	300	285
Insurance recoveries	–	(19)	(258)
Gain on sale of forestlands	(9)	(4,788)	–
Impairments of goodwill	–	759	–
Net (gains) losses on sales and impairments of businesses	(327)	1,381	111
Reserve adjustments	–	(6)	(4)
	$2,423	$2,074	$1,622
Industry Segment Operating Profit
Printing Papers	$1,101	$636	$434
Industrial Packaging	501	399	219
Consumer Packaging	198	172	160
Distribution	146	128	84
Forest Products	471	678	721
Specialty Businesses and Other	6	61	4
Total Industry Segment Operating Profit	$2,423	$2,074	$1,622

Discontinued Operations

2007: In 2007, after tax charges totaling $36 million were recorded for adjustments of net (gains) losses on sales and impairments of businesses reported as Discontinued operations.

During the fourth quarter of 2007, the Company recorded a pre-tax charge of $9 million ($6 million after taxes) and a pre-tax credit of $4 million ($3 million after taxes) for adjustments to estimated losses on the sales of its Beverage Packaging and Wood Products businesses, respectively.

During the third quarter of 2007, the Company completed the sale of the remainder of its non-U.S. Beverage Packaging business.

During the second quarter of 2007, the Company recorded pre-tax charges of $6 million ($4 million after taxes) and $5 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Wood Products and Beverage Packaging businesses, respectively.

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

Additionally, a $4 million pre-tax charge ($3 million after taxes) was recorded for additional taxes associated with the Company’s former Weldwood of Canada Limited business.

2006: In 2006, after-tax charges totaling $317 million were recorded for net losses on sales or impairments of businesses reported as Discontinued operations.

During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments. The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, with the sale of the remaining non-U.S. operations closing later in 2007. Also during the fourth quarter, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, expected to close in the first quarter of 2007, and five wood products plants for approximately $237 million, expected to close in the first half of 2007, both subject to various adjustments at closing. Based on the commitments to sell these businesses, management determined that the accounting requirements for treatment as discontinued operations were met. As a result, net pre-tax charges of $18 million ($11 million after taxes) for the Beverage Packaging business and $104 million ($69 million after taxes) for the Wood Products business (including $58 million for pension and postretirement benefit termination benefits) were recorded in the fourth quarter as discontinued operations charges to adjust the carrying value of these businesses to their estimated fair values less costs to sell.

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

Additionally during the fourth quarter, a $38 million pre-tax credit ($22 million after taxes) was included in earnings from discontinued operations for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business.

2005: During the 2005 third quarter, the sale of the Company’s majority share of Carter Holt Harvey Limited (CHH) was completed resulting in a $361 million after-tax gain. This amount is included in gain on sale from discontinued operations.

Discontinued operations also includes the operating results for these businesses for all periods presented.

Income Taxes

In 2007, a net income tax provision of $415 million was recorded, including a $41 million tax benefit relating to the effective settlement of certain income tax audit issues and other special tax adjustment items. Excluding the impact of special items, the tax provision was $424 million, or 30% of pre-tax earnings before minority interest.

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

An income tax benefit of $407 million was recorded in 2005 including a $454 million benefit related to special tax adjustment items consisting of a tax benefit of $627 million resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a $142 million charge for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004 and $31 million of other tax charges. Excluding the impact of special items, the tax benefit was $83 million, or 20% of pre-tax earnings before minority interest.

The higher income tax rates in 2007 and 2006 reflect a higher proportion of earnings in higher tax rate jurisdictions.

Corporate Items and Interest Expense

Minority interest expense, net of taxes, was $24 million in 2007 compared with $17 million in 2006 and $9 million in 2005. The increases in 2007 and 2006 reflect the formation of the International Paper & Sun Cartonboard Co., Ltd. joint ventures in the fourth quarter of 2006, and the Company’s acquisition of the Moroccan box plants in the fourth quarter of 2005.

Net interest expense totaled $297 million in 2007, including a pre-tax credit of $2 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Interest expense, net, for 2006 of $521 million includes a pre-tax credit of $6 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Interest expense, net, for 2005 of $595 million includes a pre-tax credit of $43 million for interest related to the agreement reached with the U.S. Internal Revenue Service concerning the Company’s 1997 through 2000 U.S. federal income tax audits, and a pre-tax credit of $11 million related to the collection of a note receivable from the 2001 sale of the Flexible Packaging business. Excluding these special items, interest expense, net, of $299 million in 2007 decreased from $527 million in 2006 and $649 million in 2005 reflecting lower average debt balances and lower interest rates from debt refinancings and repayments.

For the 12 months ended December 31, 2007, corporate items totaled $732 million of expense compared with $746 million in 2006 and $607 million in 2005. The decrease in 2007 principally reflects the benefit of lower pension expenses, largely offset by higher medical, supply chain initiative, and LIFO inventory costs. The increase in 2006 compared with 2005 was due to higher pension, benefit-related, and supply chain initiative costs, partially offset by lower LIFO inventory costs.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses to demonstrate that they can achieve a return at least equal to their cost of capital over an economic cycle. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred under SFAS No. 144. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

2007: During 2007, total restructuring and other charges of $95 million before taxes ($59 million after taxes) were recorded. These charges included:

•	a $30 million charge before taxes ($19 million after taxes) for organizational restructuring programs, principally associated with the Company’s Transformation Plan,

•	a $27 million pre-tax charge ($17 million after taxes) for the accelerated depreciation of long-lived assets being removed from service,

•	a $33 million charge before taxes ($21 million after taxes) for accelerated depreciation charges for the Terre Haute mill that was shut down as part of the Transformation Plan,

•	a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with the Terre Haute mill,

•	a $4 million charge before taxes ($2 million after taxes) related to the restructuring of the Company’s Brazilian operations, and

•	a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity tax adjustment.

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

2005: During 2005, corporate restructuring and other charges before taxes of $285 million ($175 million after taxes) were recorded. Included in this charge were:

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

Gain on Sale of Forestlands

2007: During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

2006: During 2006, in connection with the previously announced Transformation Plan, the Company completed sales totaling approximately 5.6 million acres of forestlands for proceeds of approximately $6.6 billion, including $1.8 billion in cash and $4.8 billion of installment notes supported by irrevocable letters of credit. The first of these transactions in the second quarter included approximately 76,000 acres sold for cash proceeds of $97 million, resulting in a pre-tax gain of $62 million. During the third quarter, 476,000 acres of forestlands were sold for $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million. Finally, in the fourth quarter, the Company completed sales of 5.1 million acres of forestlands for $6.1 billion, including $1.4 billion in cash and $4.7 billion in installment notes, resulting in pre-tax gains totaling $4.4 billion. These transactions represent a permanent reduction in the Company’s forestland asset base and are not a part of the normal, ongoing operations of the Forest Resources business. Thus, the net gains resulting from these sales totaling approximately $4.8 billion are separately presented in the accompanying consolidated statement of operations under the caption Gain on sale of forestlands.

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

Net (Gains) Losses on Sales and Impairments of Businesses

Net (gains) losses on sales and impairments of businesses held for sale included in Corporate special items totaled a pre-tax gain of $327 million ($267 million after taxes) in 2007 and pre-tax losses of $1.5 billion ($1.4 billion after taxes) and $111 million ($73 million after taxes) in 2006 and 2005, respectively. The principal components of these gains/losses were:

2007: During the fourth quarter of 2007, a $13 million net pre-tax credit ($9 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold, including a $7 million pre-tax credit ($5 million after taxes) to adjust the estimated loss on the sale of box plants in the United Kingdom and Ireland, and a $5 million pre-tax credit ($3 million after taxes) to adjust the estimated loss on the sale of the Maresquel mill in France.

During the third quarter of 2007, a pre-tax charge of $1 million ($1 million credit after taxes) was recorded to adjust previously estimated losses on businesses previously sold.

During the second quarter of 2007, a $1 million net pre-tax credit (a $7 million charge after taxes, including a $5 million tax charge in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under accounting principles generally accepted in the United States, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

In addition, during the first quarter of 2007, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with the $205 million pre-tax gain ($164 million after taxes) on the exchange for the Luiz Antonio mill in Brazil (see Note 5), in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2006: During the fourth quarter of 2006, a net charge of $21 million before and after taxes was recorded for losses on sales and impairments of businesses. This charge included a pre-tax loss of $18 million ($6 million after taxes) relating to the sale of certain box plants in the United Kingdom and Ireland, and $3 million of pre-tax charges (a $6 million credit after taxes) for other small asset sales.

During the third quarter of 2006, a net pre-tax gain of $61 million ($38 million after taxes) was recorded for gains on sales and impairments of businesses. This net gain included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax loss of $11 million ($7 million after taxes) related to other smaller sales.

During the second quarter of 2006, a net pre-tax charge of $138 million ($90 million after taxes) was recorded, including a pre-tax charge of $85 million

($52 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of a definitive sales agreement signed in the second quarter, a pre-tax charge of $52 million ($37 million after taxes) recorded to reduce the carrying value of the assets of the Company’s Amapa wood products operations in Brazil to their estimated fair value based on estimated sales proceeds since a sale of these assets was considered more likely than not at June 30, 2006 which was completed in the third quarter, and a net charge of $1 million before and after taxes related to other smaller items.

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

Additionally, during the fourth quarter a $128 million pre-tax impairment charge ($84 million after taxes) was recorded to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France (included in the Printing Papers segment) to their estimated fair value, and in the third quarter, a pre-tax gain of $13 million ($6 million after taxes) was recorded related to a sale of property in Spain (included in the Industrial Packaging segment).

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

Industry Segment Operating Profits

Industry segment operating profits of $2.4 billion in 2007 improved from both $2.1 billion in 2006 and $1.6 billion in 2005. The benefits of significantly higher average price realizations ($461 million), cost reduction initiatives, improved operating performance and a more favorable mix of products sold ($304 million), and slightly higher sales volumes ($17 million) were partially offset by higher energy, wood, other raw material and freight costs ($205 million), higher costs for planned maintenance outages ($48 million), lower earnings from land sales ($101 million), costs at the Pensacola mill associated with the conversion of a machine to the production of linerboard ($52 million), reduced earnings due to net acquisitions and divestitures ($146 million), and other items ($9 million). In addition, 2006 includes a $128 million charge to write down the assets of the Saillat, France mill to their estimated fair value.

Lack-of-order downtime in 2007 decreased significantly to approximately 50,000 tons, compared with 155,000 tons in 2006 and 830,000 tons in 2005, as the Company adjusted production in line with customer demand. The 2005 total included approximately 290,000 tons related to uncoated paper machines at our mills in Pensacola, Florida; Jay, Maine; and Bastrop, Louisiana; that were permanently closed in the fourth quarter of 2005.

Looking forward to the first quarter of 2008, excluding the impact of reduced land sales, industry segment operating profits for the first quarter of 2008 are expected to be lower than fourth-quarter 2007 earnings. Sales volumes are expected to be stable for our paper and packaging businesses. Average sales price realizations for U.S. uncoated paper should improve as a roll-stock price increase announced in the first quarter of 2008 is implemented. Containerboard and box average sales price realizations should also improve slightly with a full-quarter benefit from previously announced price increases. However, earnings are expected to be negatively impacted by significantly higher raw material costs for wood and energy, and higher costs for planned mill maintenance outages, compared with the fourth quarter of 2007, particularly in North American Industrial Packaging.

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

UNCOATED PAPERS: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Ballet, Rey and Chamex. The mills producing uncoated papers are located in the United States, Scotland, France, Poland, Brazil and Russia. These mills have uncoated paper production capacity of approximately 5.7 million tons annually.

COATED PAPERS: This business that produces coated one sided products that are used in bag, label, packaging and other specialty applications was sold in the third quarter of 2006.

MARKET PULP: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, southern softwood pulp, as well as southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.2 million tons.

BRAZILIAN PAPER: Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 250,000 acres of forestlands in Brazil. Our annual production capacity in Brazil is approximately 882,000 tons of uncoated papers.

Industrial Packaging

INDUSTRIAL PACKAGING: With production capacity of about 4.8 million tons annually, International Paper is the third largest manufacturer of containerboard in the United States. Our products include linerboard, medium, whitetop and saturating kraft. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 65 U.S. container plants. In Europe, our operations include two recycled containerboard mills in France and Morocco and 22 container plants in France, Italy, Spain, Turkey and Morocco. In Asia, our operations include nine container plants in China and one container plant in Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

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

Shorewood Packaging Corporation utilizes emerging technologies in its 17 facilities in the United States, Canada and Asia to produce world-class packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals.

Our Foodservice business offers cups, lids, food containers and plates through three domestic plants and five international facilities.

Distribution

Through xpedx, our North American merchant distribution business, we provide distribution services and products to a number of customer markets including the commercial printer with printing papers and graphic art supplies; the building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 125 warehouse locations and 148 retail stores in the U.S., Mexico and Canada.

Forest Products

FOREST RESOURCES: International Paper owns or manages approximately 300,000 acres of forestlands in the United States, mostly in the South. All lands are independently third-party certified under the operating standards of the Sustainable Forestry Initiative (SFITM ). As part of the Company’s Trans-

formation Plan, approximately 5.6 million acres of forestlands were sold in 2006. Our remaining forestlands are managed as a portfolio to optimize the economic value to our shareholders. Most of our portfolio represents properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

Specialty Businesses and Other

CHEMICALS: This business was sold in the first quarter of 2007.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

INDUSTRY SEGMENT RESULTS

Printing Papers

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated cut-size products, with changes in white-collar employment levels that affect the usage of copy and laser printer paper. Market pulp is further affected by changes in currency rates that can enhance or disadvantage producers in different geographic regions. Principal cost drivers include manufacturing efficiency, raw material and energy costs, and freight costs.

PRINTING PAPERS net sales for 2007 decreased 3% from 2006 and 6% from 2005 due principally to the sale of the U.S. coated papers business in the third quarter of 2006. However, operating profits in 2007 were 73% higher than in 2006 and more than double profits in 2005. Compared with 2006, earnings improved for all businesses in the segment. Benefits from higher average sales price realizations in the United States, Europe and Brazil ($353 million), improved manufacturing operations ($92 million), higher sales volumes in Brazil, Europe and U.S. market pulp ($30 million) and the net impact of divestitures and acquisitions ($19 million), were partially offset by higher raw material and energy costs ($95 million), higher freight costs ($10 million), lower sales volumes in U.S. uncoated papers ($40 million) and other items ($12 million). Additionally, 2006 results included an impairment charge to reduce the carrying value of the fixed assets at the Saillat, France mill ($128 million). Compared with 2005, earnings in 2007 were also higher in all businesses. The printing papers segment took 325,000 tons of downtime in 2007 including 30,000 tons of lack-of-order downtime to align production with customer demand. This compared with 555,000 tons of total downtime in 2006 of which 150,000 tons related to lack-of-orders.

Printing Papers
In millions	2007	2006	2005
Sales	$6,530	$6,700	$6,980
Operating Profit	$1,101	$636	$434

NORTH AMERICAN PRINTING PAPERS net sales in 2007 were $3.5 billion compared with $4.4 billion in 2006 ($3.5 billion excluding the Coated and Supercalendered Papers business) and $4.8 billion in 2005 ($3.2 billion excluding the Coated and Supercalendered Papers business). Sales volumes decreased in 2007 versus 2006 partially due to reduced production capacity resulting from the conversion of the paper machine at the Pensacola mill to the production of lightweight linerboard for our Industrial Packaging segment. Average sales price realizations increased significantly, reflecting benefits from price increases announced throughout 2007. Lack-of-order downtime declined to 27,000 tons in 2007 from 40,000 tons in 2006. Operating earnings of $537 million in 2007 increased from $482 million in 2006 ($407 million excluding the Coated and Supercalendered Papers business) and $175 million in 2005 ($74 million excluding the Coated and Supercalendered Papers business). The benefits from improved average sales price realizations more than offset the effects of higher input costs for wood, energy, and freight. Mill operations were favorable compared with the prior year due to current-year improvements in machine performance and energy conservation efforts.

Sales volumes for the first quarter of 2008 are expected to increase slightly, and the mix of products sold to improve. Demand for printing papers in North America was steady as the quarter began. Price increases for cut-size paper and roll stock have been announced that are expected to be effective principally late in the first quarter. Planned mill maintenance outage costs should be about the same as in the fourth quarter; however, raw material costs are expected to continue to increase, primarily for wood and energy.

BRAZILIAN PAPERS net sales for 2007 of $850 million were higher than the $495 million in 2006 and the $465 million in 2005. Compared with 2006, average sales price realizations improved reflecting price increases for uncoated freesheet paper realized during the second half of 2006 and the first half of 2007. Excluding the impact of the Luiz Antonio acquisition, sales volumes increased primarily for cut size and offset paper. Operating profits for 2007 of $246 million were up from $122 million in 2006 and $134 million in 2005 as the benefits from higher sales prices and favorable manufacturing costs were only partially offset by higher input costs. Contributions from the Luiz Antonio acquisition increased net sales by approximately $350 million and earnings by approximately $80 million in 2007.

Entering 2008, sales volumes for uncoated freesheet paper and pulp should be seasonally lower. Average price realizations should be essentially flat, but margins are expected to reflect a less favorable product mix. Energy costs, primarily for hydroelectric power, are expected to increase significantly reflecting a lack of rainfall in Brazil in the latter part of 2007.

EUROPEAN PAPERS net sales in 2007 were $1.5 billion compared with $1.3 billion in 2006 and $1.2 billion in 2005. Sales volumes in 2007 were higher than in 2006 at our Eastern European mills reflecting stronger market demand and improved efficiencies, but lower in Western Europe reflecting the closure of the Marasquel mill in 2006. Average sales price realizations increased significantly in 2007 in both Eastern and Western European markets. Operating profits of $214 million in 2007 increased from a loss of $16 million in 2006 and earnings of $88 million in 2005. The loss in 2006 reflects the impact of a $128 million impairment charge to reduce the carrying value of the fixed assets at the Saillat, France mill. Excluding this charge, the improvement in 2007 compared with 2006 reflects the contribution from higher net sales, partially offset by higher input costs for wood, energy and freight.

Looking ahead to the first quarter of 2008, sales volumes are expected to be stable in Western Europe, but seasonally weaker in Eastern Europe and Russia. Average price realizations are expected to remain about flat. Wood costs are expected to increase, especially in Russia due to strong demand ahead of tariff increases, and energy costs are anticipated to be seasonally higher.

ASIAN PRINTING PAPERS net sales were approximately $20 million in 2007, compared with $15 million in 2006 and $10 million in 2005. Operating earnings increased slightly in 2007, but were close to breakeven in all periods.

U.S. MARKET PULP sales in 2007 totaled $655 million compared with $510 million and $525 million in 2006 and 2005, respectively. Sales volumes in 2007 were up from 2006 levels, primarily for paper and tissue pulp due to strong market demand, particularly from Asia. Average sales price realizations improved significantly in 2007, principally reflecting higher average prices for softwood, hardwood and fluff pulp. Operating earnings in 2007 were $104 million compared with $48 million in 2006 and $37 million in 2005. The benefits from higher sales price realizations were partially offset by increased input costs for energy, chemicals and freight.

Entering the first quarter of 2008, demand for market pulp remains strong, and average sales price realizations should increase slightly. However, input costs for energy, chemicals and freight are expected to be higher, and increased spending is anticipated for planned mill maintenance outages.

Industrial Packaging

Demand for Industrial Packaging products is closely correlated with non-durable industrial goods production, as well as with demand for processed foods, poultry, meat and agricultural products. In addition to prices and volumes, major factors affecting the profitability of Industrial Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

INDUSTRIAL PACKAGING net sales for 2007 increased 6% to $5.2 billion compared with $4.9 billion in 2006, and 13% compared with $4.6 billion in 2005. Operating profits in 2007 were 26% higher than in 2006 and more than double 2005 earnings. Benefits from improved price realizations ($147 million), sales volume increases net of increased lack of order downtime ($3 million), a more favorable mix ($31 million), strong mill and converting operations ($33 million) and other costs ($47 million) were partially offset by the effects of higher raw material costs ($76 million) and higher freight costs ($18 million). In addition, a gain of $13 million was recognized in 2006 related to a sale of property in Spain and costs of $52 million were incurred in 2007 related to the conversion of the paper machine at Pensacola to production of lightweight linerboard. The segment took 165,000 tons of downtime in 2007 which included 16,000 tons of market-related downtime compared with 135,000 tons of downtime in 2006 of which none was market-related.

Industrial Packaging
In millions	2007	2006	2005
Sales	$5,245	$4,925	$4,625
Operating Profit	$501	$399	$219

NORTH AMERICAN INDUSTRIAL PACKAGING net sales for 2007 were $3.9 billion, compared with $3.7 billion in 2006 and $3.6 billion in 2005. Operating profits in 2007 were $407 million, up from $327 million in 2006 and $170 million in 2005.

Containerboard shipments were higher in 2007 compared with 2006, including production from the paper machine at Pensacola that was converted to lightweight linerboard during 2007. Average sales price realizations were significantly higher than in 2006 reflecting price increases announced early in 2006 and in the third quarter of 2007. Margins improved reflecting stronger export demand. Manufacturing performance was strong, although costs associated with planned mill maintenance outages were higher due to timing of outages. Raw material costs for wood, energy, chemicals and recycled fiber increased significantly. Operating results for 2007 were also unfavorably impacted by $52 million of costs associated with the conversion and startup of the Pensacola paper machine.

U.S. Converting sales volumes were slightly lower in 2007 compared with 2006 reflecting softer customer box demand. Earnings improvement in 2007 benefited from the realization of box price increases announced in early 2006 and late 2007. Favorable manufacturing operations and higher sales prices for waste fiber more than offset significantly higher raw material and freight costs.

Looking ahead to the first quarter of 2008, sales volumes are expected to increase slightly, and results should benefit from a full-quarter impact of the price increases announced in the third quarter of 2007. However, additional mill maintenance outages are planned for the first quarter, and freight and input costs are expected to rise, particularly for wood and energy. Manufacturing operations should be favorable compared with the fourth quarter.

EUROPEAN INDUSTRIAL PACKAGING net sales for 2007 were $1.1 billion, up from $1.0 billion in 2006 and $880 million in 2005. Sales volumes were about flat as early stronger demand in the industrial segment weakened in the second half of the year. Operating profits in 2007 were $88 million compared with $69 million in 2006 and $53 million in 2005. Sales margins improved reflecting increased sales prices for boxes. Conversion costs were favorable as the result of manufacturing improvement programs.

Entering the first quarter of 2008, sales volumes should be strong seasonally across all regions as the winter fruit and vegetable season continues. Profit margins, however, are expected to be somewhat lower.

ASIAN INDUSTRIAL PACKAGING net sales for 2007 were $265 million compared with $180 million in 2006. In 2005, net sales were $105 million subsequent to International Paper’s acquisition of a majority interest in this business in August 2005. Operating profits totaled $6 million in 2007 and $3 million in 2006, compared with a loss of $4 million in 2005.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

CONSUMER PACKAGING net sales increased 12% compared with 2006 and 24% compared with 2005. Operating profits rose 15% from 2006 and 24% from 2005 levels. Benefits from improved average sales price realizations ($52 million), higher sales volumes for U.S. and European coated paperboard ($9 million), favorable mill operations ($14 million) and contributions from International Paper & Sun Cartonboard Co., Ltd. acquired in 2006 ($16 million), were partially offset by higher raw material and energy costs ($53 million), an unfavorable mix of products sold ($4 million), increased freight costs ($5 million) and other costs ($3 million).

Consumer Packaging
In millions	2007	2006	2005
Sales	$3,015	$2,685	$2,435
Operating Profit	$198	$172	$160

NORTH AMERICAN CONSUMER PACKAGING net sales were $2.4 billion in both 2007 and 2006 compared with $2.2 billion in 2005. Operating earnings of $143 million in 2007 improved from $129 million in 2006 and $121 million in 2005.

Coated paperboard sales volumes increased in 2007 compared with 2006, particularly for folding carton board, reflecting improved demand. Average sales price realizations substantially improved in 2007 for both folding carton board and cup stock. The impact of the higher sales prices combined with improved manufacturing performance at our mills more than offset the negative effects of higher wood and energy costs.

Foodservice sales volumes were slightly higher in 2007 than in 2006. Average sales prices were also higher reflecting the realization of price increases implemented to recover raw material cost increases. In addition, a more favorable mix of hot cups and food containers led to higher average margins. Raw material costs for bleached board and polystyrene were higher than in 2006, but these increases were partially offset by improved manufacturing costs reflecting increased productivity and reduced waste.

Shorewood sales volumes in 2007 declined from 2006 levels due to weak demand in the home entertainment, tobacco and display markets, although demand was stronger in the consumer products segment. Sales margins declined from 2006 reflecting a less favorable mix of products sold. Raw material costs were higher for bleached board, but this impact was more than offset by improved manufacturing operations and lower operating costs. Charges to restructure operations also impacted 2007 results.

Entering 2008, coated paperboard sales volumes are expected to be about even with the fourth quarter of 2007, while average sales price realizations are expected to slightly improve. Earnings should benefit from fewer planned mill maintenance outages compared with the 2007 fourth quarter. However, costs for wood, polyethylene and energy are expected to be higher. Foodservice results are expected to benefit from increased sales volumes and higher sales price realizations. Shorewood sales volumes for the first quarter 2008 are expected to seasonally decline, but this negative impact should be partially offset by benefits from cost improvements associated with prior-year restructuring actions.

EUROPEAN CONSUMER PACKAGING net sales in 2007 were $280 million compared with $230 million in 2006 and $190 million in 2005. Sales volumes in 2007 were higher than in 2006 reflecting stronger market demand and improved productivity at our Kwidzyn mill. Average sales price realizations also improved in 2007. Operating earnings in 2007 of $37 million declined from $41 million in 2006 and $39 million in 2005. The additional contribution from higher net sales was more than offset by higher input costs for wood, energy and freight.

Entering 2008, sales volumes and prices are expected to be comparable to the fourth quarter. Machine performance and sales mix are expected to improve; however, wood costs are expected to be higher, especially in Russia due to strong demand ahead of tariff increases, and energy costs are anticipated to be seasonally higher.

ASIAN CONSUMER PACKAGING net sales were $330 million in 2007 compared with $50 million in 2006, which reflects the acquisition of a 50% ownership interest in International Paper & Sun Cartonboard Co., Ltd. during the fourth quarter of 2006. Operating earnings in 2007 were $18 million and $2 million in 2006.

Distribution

Our Distribution business, represented by our xpedx business, markets a diverse array of products and supply chain services to customers in many business segments. Customer demand is generally sensitive to changes in general economic conditions, although the commercial printing segment is also dependent on corporate advertising and promotional spending. Distribution earnings and cash flows are typically stable. Providing customers with the best choice and value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics, and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2007	2006	2005
Sales	$7,320	$6,785	$6,380
Operating Profit	$146	$128	$84

DISTRIBUTION’S 2007 annual sales (including acquisitions) increased 8% from 2006 and 15% from 2005 while operating profits in 2007 increased 14% and 74% compared with 2006 and 2005, respectively.

Annual sales of printing papers and graphic arts supplies and equipment totaled $4.7 billion in 2007 compared with $4.3 billion in 2006 and $4.1 billion in 2005 reflecting an increased focus on the publication and catalogue markets. Revenues for mill direct sales were up 19% from 2006 and 25% from 2005. Stock sales were up 3% from 2006 and 10% from 2005. Trade margins for printing papers decreased from 2006 and 2005 reflecting an increase in lower margin direct sales. The sales increases also reflect contributions from the August 2007 Central Lewmar acquisition. Revenue from packaging products was $1.5 billion for 2007, substantially unchanged from 2006 revenues and up from $1.4 billion in 2005. Trade margins for packaging products increased in 2007 compared with 2006 and 2005, reflecting a more favorable product mix. Facility supplies annual revenue was $1.1 billion in 2007 compared to $1.0 billion in 2006 and $941 million in 2005 principally reflecting increased sales volume. Trade margins for 2007 decreased compared with 2006 and 2005 as a result of a less favorable mix of products sold. Operating profit was $146 million in 2007 compared to $128 million in 2006 and $84 million in 2005. Higher revenues were the primary factor in the operating profit improvement.

Looking ahead to the first quarter 2008, sales volumes are expected to be seasonally lower. However, reductions in operating expenses should partially offset the effect of this decline on operating profits.

Forest Products

Forest Products currently manages approximately 300,000 acres of forestlands in the United States. Forest Resources operating results have historically been largely driven by demand and pricing for softwood sawtimber, and to a lesser extent for softwood pulpwood, by the volume of merchantable timber harvested from Company forestlands, and by demand and pricing for specific forestland tracts offered for sale. However, with the significant decline in forestland acreage due to sales of forestlands under the Company’s Transformation Plan in 2006, future operations will be largely driven by pricing and demand for real estate and forestland sales.

Forest Products
In millions	2007	2006	2005
Sales	$485	$765	$995
Operating Profit:
Forest Resources -
Sales of Forestlands	$437	$447	$400
Harvest & Recreational Income	25	222	269
Forestland Expenses	(23)	(115)	(146)
Real Estate Operations	32	124	198
Operating Profit	$471	$678	$721

Sales in 2007 decreased 37% from 2006 and 51% from 2005. Operating profits were down 31% from 2006 and 35% from 2005. As part of the Company’s announced Transformation Plan, 5.6 million acres of forestland were sold in 2006, primarily in the fourth quarter, resulting in a significant decline in forestland acreage. The Company intends to focus future operations on maximizing the value from the sale of its remaining forestland and real estate properties.

Operating profits from stumpage sales and recreational income were $25 million in 2007, compared with $222 million in 2006 and $269 million in 2005, reflecting the significant reduction in forestland acreage. Operating profits from forestland sales were $437 million in 2007 compared with $447 million in 2006 and $400 million in 2005. Operating expenses decreased to $23 million from $115 million in 2006 and $146 million in 2005, reflecting the reduced level of operations. Operating profits for the Real Estate division, which principally sells higher-and-better-use properties, were $32 million, $124 million and $198 million in 2007, 2006 and 2005, respectively.

Looking forward to 2008, operating profits are expected to decline significantly, reflecting the reduced level of forestland holdings. Operating earnings will primarily reflect the periodic sales of remaining acreage, and can be expected to vary from quarter to quarter depending on the timing of sale transactions.

Specialty Businesses and Other

The Specialty Businesses and Other segment principally includes the operating results of the Arizona Chemical business as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007. Thus, operating results in 2007 reflect only two months of activity.

Specialty Businesses and Other
In millions	2007	2006	2005
Sales	$135	$935	$915
Operating Profit	$6	$61	$4

LIQUIDITY AND CAPITAL RESOURCES

Overview

A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy, raw material and transportation costs, do have an effect on operating cash generation, we believe that our strong focus on cost controls has improved our cash flow generation over an operating cycle.

As part of our continuing focus on improving our return on investment, we have focused our capital spending on improving our key paper and packaging businesses both globally and in North America.

Financing activities in 2007 continued the focus on the Transformation Plan objectives of returning value to shareholders through additional repurchases of common stock and strengthening the balance sheet through further reductions of debt.

Management believes it is important for International Paper to maintain an investment-grade credit rating to facilitate access to capital markets on favorable terms. At December 31, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively.

Cash Provided by Operations

Cash provided by continuing operations totaled $1.9 billion, compared with $1.0 billion for 2006 and $1.2 billion for 2005. The 2006 amount is net of a $1.0 billion voluntary cash pension plan contribution made in the fourth quarter of 2006. The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash items and excluding the pension contribution in 2006, increased by $123 million in 2007 versus 2006. This compared with an increase of $584 million for 2006 over 2005.

International Paper’s investments in accounts receivable and inventory less accounts payable and accrued liabilities, totaled $1.7 billion at December 31, 2007. Cash used for these working capital components increased by $539 million in 2007, compared with a $354 million increase in 2006 and a $558 million increase in 2005.

Investment Activities

Investment activities in 2007 included the receipt of $1.7 billion of additional cash proceeds from divestitures, and the use of $239 million for acquisitions and $578 million for an investment in a 50% equity interest in Ilim Holding S.A. in Russia.

Capital spending from continuing operations was $1.3 billion in 2007, or 119% of depreciation and amortization, comparable to $1.0 billion, or 87% of depreciation and amortization in 2006, and $992 million, or 78% of depreciation and amortization in 2005. The increase in 2007 reflects spending for the conversion of the Pensacola paper machine to the production of linerboard, a fluff pulp project at our Riegelwood mill, and a specialty pulp production project at our Svetogorsk mill in Russia, all of which were part of the Company’s Transformation Plan.

The following table presents capital spending from continuing operations by each of our business segments for the years ended December 31, 2007, 2006 and 2005.

In millions	2007	2006	2005
Printing Papers	$556	$523	$536
Industrial Packaging	405	257	180
Consumer Packaging	276	130	182
Distribution	6	6	9
Forest Products	22	72	66
Subtotal	1,265	988	973
Corporate and other	23	21	19
Total from continuing operations	$1,288	$1,009	$992

We expect capital expenditures in 2008 to be about $1.1 billion, or about equal to depreciation and amortization. We will continue to focus our future capital spending on improving our key platform businesses in North America and on investments in geographic areas with strong growth opportunities.

Acquisitions

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a large privately held paper and packaging distributor in the United States, for $189 million. International Paper’s distribution business, xpedx, now operates Central Lewmar as a business unit within its multiple brand strategy. Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition on August 24, 2007.

In October 2005, International Paper had acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco for approximately $80 million in cash plus assumed debt of approximately $40 million. On July 31, 2007, the Company purchased the remaining shares of CMCP for approximately $40 million. The Moroccan packaging company is now wholly owned by International Paper and fully managed as part of the Company’s European Container business.

In May 2006, the Company purchased the remaining 25% third-party interest in International Paper Distribution Limited for $21 million. The financial position and results of operations of this acquisition have been included in International Paper’s consolidated financial statements from the date of acquisition in 2005.

Exchanges

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in the 2007 first quarter of a pre-tax gain of $205 million ($159 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The net assets exchanged were included as Assets held for exchange in the accompanying consolidated balance sheet at December 31, 2006.

Joint Ventures

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable (see Note 12). A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s four mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development.

International Paper is accounting for its investment in Ilim using the equity method of accounting. Due to the complex organization structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated financial statements do not include any operating results for Ilim for any period presented, while the consolidated balance sheet as of December 31, 2007 includes this $620 million investment in Ilim in the caption Investments.

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, the Shandong International Paper & Sun Coated Paperboard Co., Ltd, for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine, expected to be completed in the first quarter of 2009. The operating results of these ventures did not have a material effect on the Company’s consolidated results of operations in either 2007 or 2006.

With the exception of Ilim, the above acquisitions, exchanges and joint ventures were accounted for using the purchase method with their operating results included in the consolidated statement of operations from the dates of acquisition.

Financing Activities

2007: Financing activities during 2007 included debt issuances of $78 million and retirements of $875 million, for a net reduction of $797 million.

In December 2007, International Paper repurchased $96 million of 6.65% notes with an original maturity date of December 2037. Other reductions in the fourth quarter of 2007 included the repayment of $147 million of 6.5% debentures that matured and the payment of $42 million for various environmental and industrial development bonds with coupon rates ranging from 4.25% to 5.75% that also matured within the quarter.

In October 2007, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, issued $75 million of long-term notes with an initial interest rate of LIBOR plus 100 basis points and a maturity date in April 2009, in connection with its investment in the Ilim Holding S.A. joint venture.

In the second quarter of 2007, International Paper repurchased $35 million of 5.85% notes with an original maturity in October 2012.

In March 2007, Luxembourg repaid $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter included the repayment of $198 million of 7.625% notes that matured within the quarter.

International Paper utilizes interest rate swaps to change the mix between fixed and variable rate debt and manage interest expense. At December 31, 2007, International Paper had interest rate swaps with a total notional amount of $1.7 billion with maturities ranging from one to nine years. During 2007, existing swaps increased the weighted average cost of debt from 6.51% to an effective rate of 6.62%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 4.36%.

Other financing activity in 2007 included the repurchase of 33.6 million shares of International Paper common stock for approximately $1.2 billion, and the issuance of 5.2 million shares under various incentive plans, including stock option exercises that generated $128 million of cash.

2006: Financing activities during 2006 included debt issuances of $223 million and retirements of $5.4 billion, for a net debt reduction of $5.2 billion.

In December 2006, International Paper used proceeds of $2.2 billion to retire notes with interest rates ranging from 3.8% to 10.0% and original maturities from 2008 to 2029. Also in the fourth quarter of 2006, Luxembourg repaid $343 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third-party commercial paper issued under the Company’s receivables securitization program. At December 31, 2006, International Paper had repaid all of its commercial paper borrowed under its receivable securitization program.

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

In November and December 2005, Luxembourg issued $700 million of long-term debt with an initial interest rate of LIBOR plus 40 basis points that can vary depending upon the credit rating of the Company, and a maturity date in November 2010. Additionally, the subsidiary borrowed $70 million under a bank credit agreement with an initial interest rate of LIBOR plus 40 basis points that can vary depending upon the credit rating of the Company, and a maturity date in November 2006.

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

Dividend payments totaled $436 million in 2007, $485 million in 2006 and $490 million in 2005. The International Paper common stock dividend remained at $1.00 per share during the three-year period.

Common shareholders’ equity increased by approximately $700 million during 2007, principally reflecting net earnings for the year ($1.2 billion), changes in cumulative foreign currency translation adjustment ($591 million), and changes in minimum pension liabilities ($491 million), partially offset by repurchases of common stock ($1.2 billion) and payments of dividends ($436 million).

Cash and temporary investments totaled $905 million and $1.6 billion at December 31, 2007 and 2006, respectively.

Off-Balance Sheet Variable Interest Entities

During 2006 in connection with the sale of approximately 5.6 million acres of forestlands under the Company’s Transformation Plan, the Company exchanged installment notes totaling approximately $4.8 billion and approximately $400 million of International Paper promissory notes for interests in entities formed to monetize the notes. International Paper determined that it was not the primary beneficiary of these entities, and therefore should not consolidate its investments in these entities. During 2006, these entities acquired an additional $4.8 billion of International Paper debt securities for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by these entities at December 31, 2006. Since International Paper has, and intends to affect, a legal right to offset its obligations under these debt instruments with its investments in the entities, International Paper has offset $5.0 billion of interest in the entities against $5.0 billion of International Paper debt obligations held by the entities as of December 31, 2007.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from sales of forestlands in 2002 and 2001.

See Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of these transactions.

Capital Resources Outlook for 2008

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2008 through current cash balances and cash from operations, supplemented as required by its various existing credit facilities. International Paper has approximately $2.5 billion of committed bank credit agreements, which management believes is adequate to cover expected operating cash flow variability during our industry’s economic cycles. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The agreements include a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. These agreements also include up to $1.0 billion of available commercial paper-based financings under a receivables securitization program that expires in October 2009 with a facility fee of 0.10%. At December 31, 2007, there were no borrowings under either the bank credit agreements or receivables securitization program.

The Company will continue to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

The Company was in compliance with all its debt covenants at December 31, 2007. Principal financial covenants include maintenance of a minimum net worth, defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock, plus any goodwill impairment charges, of $9 billion; and a maximum total debt to capital ratio, defined as total debt divided by total debt plus net worth, of 60%.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2007, were as follows:

In millions	2008	2009	2010	2011	2012	Thereafter
Maturities of long-term debt (a)	$267	$1,300	$1,069	$396	$532	$3,056
Debt obligations with right of offset (b)	–	–	–	–	–	5,000
Lease obligations	136	116	101	84	67	92
Purchase obligations (c)	1,953	294	261	235	212	1,480
Total (d)	$2,356	$1,710	$1,431	$715	$811	$9,628

(a)	Total debt includes scheduled principal payments only.
(b)

Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to affect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2007, International Paper has offset approximately $5.0 billion of interests in the entities against this $5.0 billion of debt obligations held by the entities (see Note 8 in the accompanying consolidated financial statements).

(c)	Includes $2.1 billion relating to fiber supply agreements entered into at the time of the Transformation Plan forestland sales.
(d)	Not included in the above table are unrecognized tax benefits of approximately $280 million.

TRANSFORMATION PLAN

In July 2005, the Company had announced a plan to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The Plan’s other elements include exploring strategic options for other businesses, including possible sale or spin-off, returning value to shareholders, strengthening the balance sheet, selective reinvestment to strengthen the paper and packaging businesses both globally and in North America, and on improving existing business.

During 2007, the Company completed the sales of its Beverage Packaging operations, its Kraft Papers business, its Arizona Chemical business, and most of its Wood Products business. This substantially completed divestitures under the Company’s Transformation Plan. Since the announcement of the plan, divestiture proceeds have been used: (1) to reduce long-term debt and fund a voluntary contribution to the Company’s U.S. qualified pension plan, (2) to return value to shareholders through the purchase of its common stock, and (3) for identified selective reinvestments. Also in 2007, the Company purchased an additional 33.6 million shares of its common stock for approximately $1.2 billion. Additionally, the Company is continuing to make progress on improving its key businesses. Excluding Forest Products and divested businesses, operating profits as a percent of sales has improved by 470 basis points since 2005. Going forward, the Company intends to continue to focus on all factors affecting margin expansion, including price.

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

CONTINGENT LIABILITIES. Accruals for contingent liabilities, including legal and environmental matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reserves for projected future claims settlements relating to exterior siding and roofing products previously manufactured by the Company’s former Masonite business require judgments regarding projections of future claims rates and amounts. International Paper utilizes a third party consultant to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

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

PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS. The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with Interna-

tional Paper’s consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.

INCOME TAXES. International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.

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

Benefit obligations and fair values of plan assets as of December 31, 2007, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,476	$8,540
U.S. nonqualified pension	307	–
U.S. postretirement	632	–
Non-U.S. pension	180	162
Non-U.S. postretirement	28	–

The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2008	2007	2006	2005
Discount rate	6.20%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.25%	3.25%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2008	2007	2006
Health care cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2018	2017	2011

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

The expected long-term rate of return on plan assets reflects projected returns for an investment mix determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives. Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2008 pension expense by approximately $20 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $29 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $2 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2007	9.6%	2002	(6.7)%
2006	14.9%	2001	(2.4)%
2005	11.7%	2000	(1.4)%
2004	14.1%	1999	21.4%
2003	26.0%	1998	10.0%

SFAS No. 87, “Employers’ Accounting for Pensions,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost for the U.S. pension plans over the next fiscal year are $119 million and $28 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans were as follows:

In millions	2007	2006	2005	2004	2003
Pension expense
U.S. plans (non-cash)	$210	$377	$243	$111	$60
Non-U.S. plans	5	17	15	15	12
Postretirement expense
U.S. plans	15	7	20	53	55
Non-U.S. plans	8	3	3	2	2
Net expense	$238	$404	$281	$181	$129

The decrease in 2007 U.S. pension expense principally reflects lower amortization of unrecognized actuarial losses, an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006, the earnings on the $1.0 billion contribution made to the plan during the fourth quarter of 2006, and a decrease in active participants due to divestitures. The increase in 2006 U.S. pension expense was principally due to a change in the mortality assumption to use the Retirement Protection Act 2000 Tables and the use of a lower assumed discount rate.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2007, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2009 (a)	2008 (a)
Pension expense
U.S. plans (non-cash)	$63	$114
Non-U.S. plans	3	3
Postretirement expense
U.S. plans	31	28
Non-U.S. plans	3	4
Net expense	$100	$149

(a) Based on 12/31/07 assumptions.

The Company estimates that it will record net pension expense of approximately $114 million for its U.S. defined benefit plans in 2008, with the decrease from expense of $210 million in 2007 principally reflecting an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial losses. Net postretirement benefit costs in 2008 will increase primarily as a result of increased amortization due to 2007 sales and divestiture activity which accelerated recognition of amortization credits, demographic assumption changes which reflected the results of an experience study including the use of earlier assumed retirement ages, and a change to a higher medical trend assumption.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2007 totaled approximately $8.5 billion, consisting of approximately 59% equity securities, 31% debt securities, and 10% real estate and other assets. Plan assets did not include International Paper common stock.

International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made voluntary contributions of $1.0 billion to the qualified defined benefit plan in the fourth quarter of 2006. No contributions were made in 2007, nor are any contributions anticipated in 2008. The nonqualified plan is only funded to the extent of benefits paid, which are expected to be $27 million in 2008.

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

At December 31, 2007, 28 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share. At December 31, 2006, 36 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share.

INCOME TAXES

Before minority interest and discontinued operations, the Company’s effective income tax rates were 25%, 59% and (142%) for 2007, 2006 and 2005, respectively. These effective tax rates include the tax effects of certain special and unusual items that can affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2007 was 30% of pre-tax earnings compared with 29% in 2006 and 20% in 2005. The increase in the rate in 2007 reflects a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2008 effective income tax rate will be 32-33% based on expected earnings and business conditions, which are subject to change.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods.

BUSINESS COMBINATIONS. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” Statement 141(R) establishes principles and requirements for how an acquiring entity in a business combina-

tion recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.

This statement will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar year 2009).

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company is currently evaluating the provisions of this statement.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008), and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. It also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date beginning with fiscal years ending after December 15, 2008. The Company adopted the provisions of this standard as of December 31, 2006, recording an additional liability of $492 million and an after-tax charge to Accumulated other comprehensive income of $350 million in 2006 for its defined benefit and postretirement benefit plans.

FAIR VALUE MEASUREMENTS. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. This statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar year 2008), and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. For all nonrecurring fair value measurements of nonfinancial assets and liabilities, the statement is effective for fiscal years beginning after November 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this statement.

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns. Specifically, the financial statement effects of a tax position may be recognized only when it is determined that it is “more likely than not” that, based on its technical merits, the tax position will be sustained upon examination by the relevant tax authority. The amount recognized shall be measured as the largest amount of tax benefits that exceed a 50% probability of being recognized. This interpretation also expands income tax disclosure requirements. International Paper applied the provisions of this interpretation beginning in the first quarter of 2007. The adoption of this interpretation resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement was effective for International Paper for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Company’s consolidated financial statements.

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

IMPLICIT VARIABLE INTERESTS. In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper adopted the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material effect on its consolidated financial statements.

LEGAL PROCEEDINGS

Environmental Matters

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations in all other jurisdictions in which we operate. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $59 million was spent in 2007 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste including the costs to comply with the Environmental Protection Agency’s (EPA) Cluster Rule and Industrial Boiler MACT regulations. We expect to spend approximately $27 million in 2008 for similar capital projects. Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental appropriations during the year 2009 is approximately $26 million, and during the year 2010 is approximately $31 million. This reduced capital forecast for 2008, 2009 and 2010 reflects the reduction in Cluster Rule spending and completion of significant international environmental improvement projects, which accounted for $15 million of the 2007 spending.

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

Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to cleanup of hazardous substances and on presently available information, International Paper believes that its liability is not likely to be significant at 45 such sites and that its liability at 47 sites is likely to be significant, but not material to International Paper’s consolidated financial statements. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these 92 matters is approximately $38 million.

In addition to the above proceedings, other remediation costs, typically associated with the cleanup of hazardous substances at International Paper current or former facilities, are recorded as liabilities in the balance sheet, totaled approximately $46 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements.

As of January 31, 2008, there were no other pending judicial proceedings brought by government authorities against International Paper for alleged violations of applicable environmental laws or regulations.

International Paper is involved in other contractual disputes, administrative and legal proceedings and investigations of various types.

Climate Change Regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations, there have been a range of national, sub-national and international regulations proposed or implemented focusing on greenhouse gas reduction. These actual or proposed regulations do or will apply in countries where we currently have interests, or may in the future have, manufacturing facilities or investments.

In the United States, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA , that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs or other potential regulations. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S., or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the United States. We expect that we will not be disproportionately affected by these measures as compared to typical owners of comparable properties in the United States.

The European Union, under the Kyoto Protocol, has committed to greenhouse gas reductions. We believe that these measures will not have a material effect on our European operations in 2008, although they may have a material effect in the future. We expect that we will not be disproportionately affected by these measures as compared to typical owners of comparable properties in the European Union.

The framework of the Kyoto Protocol does not apply to “underdeveloped nations.” Brazil and China, two countries where we have operations, are considered underdeveloped nations by the Kyoto Protocol. Although not subject to the Kyoto Protocol, Brazil and China may adopt greenhouse gas regulation in the future that may have a material effect on our operations in these countries.

Regulation of greenhouse gases continues to evolve in all countries in which we do business. While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to estimate either a timetable for implementation of any new regulations or our costs of compliance.

Other Legal Matters

The Company is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental permits, taxes, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on its consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2007 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was immaterial.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2007 and 2006, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $3.4 billion and $3.8 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $150 million and $133 million at December 31, 2007 and 2006, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2007 and 2006 was approximately a $5 million and a $12 million liability, respectively. At December 31, 2005, the net fair value of such outstanding energy hedge contracts was immaterial. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $19 million and $10 million at December 31, 2007 and 2006, respectively.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis through financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2007 and 2006, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $111 million asset and a $95 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $91 million and $43 million at December 31, 2007 and 2006, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 41 and 42, and under Item 8. Financial Statements and Supplementary Data in Note 13 of the Notes to Consolidated Financial Statements on pages 77 through 79.

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

For management purposes, International Paper reports the operating performance of each business based on earnings before interest and income taxes (EBIT) excluding special and extraordinary items, gains or losses on sales of businesses and cumulative effects of accounting changes. Intersegment sales and transfers are recorded at current market prices.

External sales by major product are determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined by the management approach and include intersegment sales.

Prior-year industry segment information has been restated to reflect the reclassification of the European coated paperboard business from Printing Papers to Consumer Packaging.

INFORMATION BY INDUSTRY SEGMENT

NET SALES

In millions	2007	2006	2005
Printing Papers	$6,530	$6,700	$6,980
Industrial Packaging	5,245	4,925	4,625
Consumer Packaging	3,015	2,685	2,435
Distribution	7,320	6,785	6,380
Forest Products	485	765	995
Specialty Businesses and Other (a)	135	935	915
Corporate and Intersegment Sales	(840)	(800)	(630)
Net Sales	$21,890	$21,995	$21,700

OPERATING PROFIT

In millions	2007	2006	2005
Printing Papers	$1,101	$636	$434
Industrial Packaging	501	399	219
Consumer Packaging	198	172	160
Distribution	146	128	84
Forest Products	471	678	721
Specialty Businesses and Other (a)	6	61	4
Operating Profit	2,423	2,074	1,622
Interest expense, net	(297)	(521)	(595)
Minority interest (b)	19	8	–
Corporate items, net	(732)	(746)	(607)
Restructuring and other charges	(95)	(300)	(285)
Insurance recoveries	–	19	258
Gain on sale of forestlands	9	4,788	–
Impairments of goodwill	–	(759)	–
Net gains (losses) on sales and impairments of businesses	327	(1,381)	(111)
Reversals of reserves no longer required	–	6	4
Earnings From Continuing Operations Before Income Taxes and Minority Interest	$1,654	$3,188	$286

RESTRUCTURING AND OTHER CHARGES

In millions	2007	2006	2005
Printing Papers	$41	$54	$184
Industrial Packaging	56	7	14
Consumer Packaging	–	9	2
Distribution	–	10	4
Forest Products	1	15	12
Specialty Businesses and Other (a)	–	–	13
Corporate	(3)	205	111
Restructuring and Other Charges	$95	$300	$340

ASSETS

In millions	2007	2006	2005
Printing Papers	$8,650	$7,699	$7,893
Industrial Packaging	4,486	4,244	4,042
Consumer Packaging	3,285	2,840	2,673
Distribution	1,875	1,596	1,624
Forest Products	984	274	2,234
Specialty Businesses and Other (a)	12	498	652
Corporate and other (c)	4,867	6,883	9,653
Assets	$24,159	$24,034	$28,771

CAPITAL SPENDING

In millions	2007	2006	2005
Printing Papers	$556	$523	$536
Industrial Packaging	405	257	180
Consumer Packaging	276	130	182
Distribution	6	6	9
Forest Products	22	72	66
Subtotal	1,265	988	973
Corporate and other	23	21	19
Total from Continuing Operations	$1,288	$1,009	$992

DEPRECIATION AND AMORTIZATION (d)

In millions	2007	2006	2005
Printing Papers	$470	$484	$664
Industrial Packaging	240	233	218
Consumer Packaging	211	228	165
Distribution	18	18	19
Forest Products	10	45	51
Specialty Businesses and Other (a)	–	24	31
Corporate	137	126	126
Depreciation and Amortization	$1,086	$1,158	$1,274

EXTERNAL SALES BY MAJOR PRODUCT

In millions	2007	2006	2005
Printing Papers	$6,216	$6,060	$6,435
Industrial Packaging	5,240	5,111	4,591
Consumer Packaging	2,659	2,638	2,379
Distribution	7,286	6,743	6,389
Forest Products	354	676	1,205
Other (e)	135	767	701
Net Sales	$21,890	$21,995	$21,700

INFORMATION BY GEOGRAPHIC AREA

NET SALES (f)

In millions	2007	2006	2005
United States (g)	$17,096	$17,811	$17,934
Europe	2,986	3,030	2,809
Pacific Rim	678	308	169
Americas, other than U.S.	1,130	846	788
Net Sales	$21,890	$21,995	$21,700

EUROPEAN SALES BY INDUSTRY SEGMENT

In millions	2007	2006	2005
Printing Papers	$1,500	$1,212	$1,175
Industrial Packaging	1,078	1,001	851
Consumer Packaging	297	246	210
Distribution	12	1	1
Specialty Businesses and Other (a)	99	570	572
European Sales	$2,986	$3,030	$2,809

LONG-LIVED ASSETS (h)

In millions	2007	2006	2005
United States	$6,905	$6,837	$8,776
Europe	1,540	1,481	1,408
Pacific Rim	244	214	90
Americas, other than U.S.	1,981	574	644
Corporate	241	146	282
Long-Lived Assets	$10,911	$9,252	$11,200

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
(b)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and minority interest.

(c)	Includes corporate assets and assets of businesses held for sale.
(d)	Includes cost of timber harvested.
(e)	Includes sales of products not included in our major product lines.
(f)	Net sales are attributed to countries based on location of seller.
(g)	Export sales to unaffiliated customers were $1.5 billion in 2007, $1.4 billion in 2006 and $1.5 billion in 2005.
(h)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

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

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP. During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

The management of International Paper Company is also responsible for establishing and maintaining adequate internal controls over financial reporting including the safeguarding of assets against unauthorized acquisition, use or disposition. These controls are designed to provide reasonable assurance to management and the board of directors regarding preparation of reliable published financial statements and such asset safeguarding. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance as to such financial statement preparation and asset safeguarding. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

International Paper completed the non-cash exchange of assets for the Luiz Antonio mill in Brazil on February 1, 2007. In addition, the Company completed the acquisition of Central Lewmar LLC on August 24, 2007. Due to the timing of these transactions, we have excluded Luiz Antonio and Central Lewmar from our evaluation of the effectiveness of internal controls over financial reporting. For the period ended December 31, 2007, sales and assets of Luiz Antonio and Central Lewmar represented 3% of total revenues and 4% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal controls over financial reporting. The report appears on page 48.

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2007, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIM S. NICHOLLS

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 4 and 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Notes 4, 15 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R), effective December 31, 2006. As discussed in Notes 1 and 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Memphis, Tennessee

February 28, 2008

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the Central Lewmar and the Luiz Antonio businesses, which were acquired on August 24, 2007 and February 1, 2007, respectively, and whose financial statements constitute 8% and 4% of net and total assets, respectively, 3% of revenues, and 4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting for the Central Lewmar and Luiz Antonio businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

Memphis, Tennessee

February 28, 2008

International Paper

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2007	2006	2005
NET SALES	$21,890	$21,995	$21,700
COSTS AND EXPENSES
Cost of products sold	16,060	16,248	16,334
Selling and administrative expenses	1,831	1,848	1,784
Depreciation, amortization and cost of timber harvested	1,086	1,158	1,274
Distribution expenses	1,034	1,075	1,025
Taxes other than payroll and income taxes	169	215	213
Restructuring and other charges	95	300	340
Insurance recoveries	–	(19)	(258)
Gain on sale of forestlands (Note 7)	(9)	(4,788)	–
Impairments of goodwill (Note 11)	–	759	–
Net (gains) losses on sales and impairments of businesses	(327)	1,496	111
Reversals of reserves no longer required, net	–	(6)	(4)
Interest expense, net	297	521	595
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,654	3,188	286
Income tax provision (benefit)	415	1,889	(407)
Minority interest expense, net of taxes	24	17	9
EARNINGS FROM CONTINUING OPERATIONS	1,215	1,282	684
Discontinued operations, net of taxes and minority interest	(47)	(232)	416
NET EARNINGS	$1,168	$1,050	$1,100
BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$2.83	$2.69	$1.41
Discontinued operations, net of taxes and minority interest	(0.11)	(0.48)	0.85
Net earnings	$2.72	$2.21	$2.26
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings from continuing operations	$2.81	$2.65	$1.40
Discontinued operations, net of taxes and minority interest	(0.11)	(0.47)	0.81
Net earnings	$2.70	$2.18	$2.21

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts at December 31	2007	2006
ASSETS
Current Assets
Cash and temporary investments	$905	$1,624
Accounts and notes receivable, less allowances of $95 in 2007 and $85 in 2006	3,152	2,704
Inventories	2,071	1,909
Assets of businesses held for sale	24	1,778
Deferred income tax assets	213	490
Other current assets	370	132
Total Current Assets	6,735	8,637
Plants, Properties and Equipment, net	10,141	8,993
Forestlands	770	259
Investments	1,276	641
Goodwill	3,650	2,929
Assets Held for Exchange (Note 5)	–	1,324
Deferred Charges and Other Assets	1,587	1,251
Total Assets	$24,159	$24,034
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$267	$692
Accounts payable	2,145	1,907
Accrued payroll and benefits	400	466
Liabilities of businesses held for sale	4	333
Other accrued liabilities	1,026	1,243
Total Current Liabilities	3,842	4,641
Long-Term Debt	6,353	6,531
Deferred Income Taxes	2,919	2,233
Other Liabilities	2,145	2,453
Minority Interest	228	213
Commitments and Contingent Liabilities (Note 10)
Common Shareholders’ Equity
Common stock, $1 par value, 2007-493.6 shares and 2006-493.3 shares	494	493
Paid-in capital	6,755	6,735
Retained earnings	4,375	3,737
Accumulated other comprehensive loss	(471)	(1,564)
	11,153	9,401
Less: Common stock held in treasury, at cost, 2007-68.4 shares and 2006-39.8 shares	2,481	1,438
Total Common Shareholders’ Equity	8,672	7,963
Total Liabilities and Common Shareholders’ Equity	$24,159	$24,034

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2007	2006	2005
OPERATING ACTIVITIES
Net earnings	$1,168	$1,050	$1,100
Discontinued operations, net of taxes and minority interest	47	232	(416)
Earnings from continuing operations	1,215	1,282	684
Depreciation, amortization and cost of timber harvested	1,086	1,158	1,274
Tax benefit – non-cash settlement of tax audits	–	–	(627)
Deferred income tax provision (benefit), net	232	1,619	(29)
Restructuring and other charges	95	300	340
Insurance recoveries	–	(19)	(258)
Payments related to restructuring and legal reserves	(78)	(79)	(184)
Reversals of reserves no longer required, net	–	(6)	(4)
Periodic pension expense, net	210	377	243
Net (gains) losses on sales and impairments of businesses	(327)	1,496	111
Gain on sale of forestlands (Note 7)	(9)	(4,788)	–
Impairment of goodwill	–	759	–
Other, net	63	265	230
Voluntary pension plan contribution	–	(1,000)	–
Changes in current assets and liabilities
Accounts and notes receivable	(141)	(39)	59
Inventories	(82)	(43)	8
Accounts payable and accrued liabilities	(90)	(202)	(634)
Other	(226)	(70)	9
Cash provided by operations – continuing operations	1,948	1,010	1,222
Cash (used for) provided by operations – discontinued operations	(61)	213	288
Cash Provided by Operations	1,887	1,223	1,510
INVESTMENT ACTIVITIES
Invested in capital projects
Continuing operations	(1,288)	(1,009)	(992)
Businesses sold and held for sale	(4)	(64)	(103)
Acquisitions, net of cash acquired	(239)	(103)	(116)
Proceeds from divestitures	1,675	1,833	1,440
Equity investment in Ilim	(578)	–	–
Proceeds from sale of forestlands	–	1,635	–
Cash deposit for asset exchange	–	(1,137)	–
Other	–	(48)	99
Cash (used for) provided by investment activities – continuing operations	(434)	1,107	328
Cash used for investment activities – discontinued operations	(12)	(73)	(321)
Cash (Used for) Provided by Investment Activities	(446)	1,034	7
FINANCING ACTIVITIES
Issuance of common stock	128	32	23
Repurchase of common stock	(1,224)	(1,433)	–
Issuance of debt	78	223	968
Reduction of debt	(875)	(5,391)	(2,669)
Issuance of debt in connection with Timber Note Monetization (Note 8)	–	4,850	–
Change in book overdrafts	77	10	4
Dividends paid	(436)	(485)	(490)
Other	–	(131)	(39)
Cash used for financing activities – continuing operations	(2,252)	(2,325)	(2,203)
Cash provided by (used for) financing activities – discontinued operations	–	21	(174)
Cash Used for Financing Activities	(2,252)	(2,304)	(2,377)
Effect of Exchange Rate Changes on Cash – Continuing Operations	92	29	(90)
Effect of Exchange Rate Changes on Cash – Discontinued Operations	–	1	(5)
Change in Cash and Temporary Investments	(719)	(17)	(955)
Cash and Temporary Investments
Beginning of the period	1,624	1,641	2,596
End of the period	$905	$1,624	$1,641

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

In millions, except shares in thousands and per share amounts	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (1)	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, JANUARY 1, 2005	487,495	$487	$6,562	$2,562	$(1,357)	16	$–	$8,254
Issuance of stock for various plans, net	3,006	4	65	–	–	96	4	65
Cash dividends – Common stock ($1.00 per share)	–	–	–	(490)	–	–	–	(490)
Comprehensive income (loss):
Net earnings	–	–	–	1,100	–	–	–	1,100
Minimum pension liability adjustment:
U.S. plans (less tax of $189)	–	–	–	–	(304)	–	–	(304)
Non-U.S. plans (less tax of $5)	–	–	–	–	(1)	–	–	(1)
Change in cumulative foreign currency translation adjustment (less tax of $22)	–	–	–	–	(251)	–	–	(251)
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $14)	–	–	–	–	46	–	–	46
Less: Reclassification adjustment for gains included in net income (less tax of $30)	–	–	–	–	(68)	–	–	(68)

Total comprehensive income								522
BALANCE, DECEMBER 31, 2005	490,501	491	6,627	3,172	(1,935)	112	4	8,351
Issuance of stock for various plans, net	2,839	2	108	–	–	46	1	109
Repurchase of stock	–	–	–	–	–	39,686	1,433	(1,433)
Cash dividends – Common stock ($1.00 per share)	–	–	–	(485)	–	–	–	(485)
Comprehensive income (loss):
Net earnings	–	–	–	1,050	–	–	–	1,050
Minimum pension liability adjustment:
U.S. plans (less tax of $75)	–	–	–	–	496	–	–	496
Non-U.S. plans (less tax of $6)	–	–	–	–	15	–	–	15
Change in cumulative foreign currency translation adjustment (less tax of $11)	–	–	–	–	220	–	–	220
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $0)	–	–	–	–	2	–	–	2
Less: Reclassification adjustment for gains included in net income (less tax of $0)	–	–	–	–	(12)	–	–	(12)

Total comprehensive income								1,771
Adoption of SFAS No. 158 (less tax of $252) (Note 4)	–	–	–	–	(350)	–	–	(350)
BALANCE, DECEMBER 31, 2006	493,340	493	6,735	3,737	(1,564)	39,844	1,438	7,963
Issuance of stock for various plans, net	216	1	20	–	–	(4,991)	(181)	202
Repurchase of stock	–	–	–	–	–	33,583	1,224	(1,224)
Cash dividends – Common stock ($1.00 per share)	–	–	–	(436)	–	–	–	(436)
Comprehensive income (loss):
Net earnings	–	–	–	1,168	–	–	–	1,168
Pension and postretirement divestitures, amortization of prior service costs and net loss:
U.S. plans (less tax of $300)	–	–	–	–	465	–	–	465
Non-U.S. plans (less tax of $7)	–	–	–	–	26	–	–	26
Change in cumulative foreign currency translation adjustment (less tax of $0)	–	–	–	–	591	–	–	591
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $5)	–	–	–	–	33	–	–	33
Less: Reclassification adjustment for gains included in net income (less tax of $3)	–	–	–	–	(22)	–	–	(22)

Total comprehensive income								2,261
Adoption of FIN 48 (Note 4)	–	–	–	(94)	–	–	–	(94)
BALANCE, DECEMBER 31, 2007	493,556	$494	$6,755	$4,375	$(471)	68,436	$2,481	$8,672

(1) The cumulative foreign currency translation adjustment (in millions) was $531, $(60) and $(280) at December 31, 2007, 2006 and 2005, respectively, and is included as a component of accumulated other comprehensive income (loss).

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

International Paper (the Company) is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia and North Africa. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ earnings (losses) totaled $1 million, $12 million and $(1) million in 2007, 2006 and 2005, respectively.

TRANSFORMATION PLAN

In July 2005, International Paper announced a plan (the Transformation Plan) to focus its business portfolio on two key global platform businesses: Uncoated Papers (including Distribution) and Packaging. The Transformation Plan’s other elements included exploration of strategic options for other businesses, returning value to shareholders, strengthening the balance sheet, selective reinvestment to strengthen the paper and packaging businesses both globally and in North America, and on improving profitability by targeting non-price improvements over a three-year period. Actions taken in 2007, 2006 and 2005 to implement the Transformation Plan are discussed in these Notes to Consolidated Financial Statements.

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

ANNUAL MAINTENANCE COSTS

Effective January 1, 2007, International Paper adopted FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Prior to January 1, 2007, International Paper accounted for the cost of planned major maintenance by expensing the costs ratably throughout the year. Effective January 1, 2007, International Paper adopted the direct expense method of accounting whereby all costs for repair and maintenance activities are expensed in the month that the related activity is performed. See Note 4 for details related to the adoption of this FSP.

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

FORESTLANDS

At December 31, 2007, International Paper and its subsidiaries owned or managed about 300,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

As discussed in Note 7, during 2006 in conjunction with the Company’s Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements for proceeds totaling approximately $6.6 billion of cash and notes.

GOODWILL

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment, while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to reporting units. Annual testing for possible goodwill impairment is performed during the fourth quarter as of the end of the third quarter of each year. In the fourth quarter of 2006 in conjunction with annual goodwill impairments testing, the Company recorded charges of $630 million and $129 million related to its Coated Paperboard business and Shorewood business, respectively. No goodwill impairment charges were recorded in 2007 or 2005 (see Note 11).

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circum-

stances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the projected undiscounted future cash flows generated by their use. Impaired assets are recorded at their estimated fair value (see Note 7). Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or estimated fair value less costs to sell.

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

International Paper records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering the technical merits of the position based on specific tax regulations and the facts of each matter. Changes to recorded liabilities are made only when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, a change in tax laws, or a recent court case that addresses the matter.

While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, assisted as necessary by consultation with outside consultants, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements.

See Note 4 for a discussion of the adoption of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” in 2007.

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

Prior to January 1, 2006, stock options and other stock-based compensation awards were accounted for using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Had compensation cost in 2005 for International Paper’s stock-based compensation programs been determined consistent with the provisions of SFAS No. 123(R), net earnings, basic earnings per common share and diluted earnings per common share would have been reduced to the pro forma amounts shown below:

In millions, except per share amounts	2005
Net Earnings
As reported	$1,100
Pro forma	1,043
Basic Earnings Per Common Share
As reported	$2.26
Pro forma	2.15
Diluted Earnings Per Common Share
As reported	$2.21
Pro forma	2.10

The effect on 2005 pro forma net earnings, basic earnings per common share and diluted earnings per common share of expensing the estimated fair market value of stock options is not representative of the effect on reported earnings for future years due to decreases in the number of options outstanding due to the elimination of the Company’s stock option program for all U.S. employees in 2005.

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

ASSET RETIREMENT OBLIGATIONS

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper's asset retirement obligations under this standard principally relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures (see Note 11).

TRANSLATION OF FINANCIAL STATEMENTS

Balance sheets of international operations are translated into U.S. dollars at year-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive income.

NOTE 2 EARNINGS PER COMMON SHARE

Basic earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each year. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive.

A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions, except per share amounts	2007	2006	2005
Earnings from continuing operations	$1,215	$1,282	$684
Effect of dilutive securities	–	13	27
Earnings from continuing operations - assuming dilution	$1,215	$1,295	$711
Average common shares outstanding	428.9	476.1	486.0
Effect of dilutive securities
Restricted performance share plan	3.7	3.0	0.8
Stock options (a)	0.4	0.2	2.9
Contingently convertible debt	–	9.4	20.0
Average common shares outstanding - assuming dilution	433.0	488.7	509.7
Earnings per common share from continuing operations	$2.83	$2.69	$1.41
Diluted earnings per common share from continuing operations	$2.81	$2.65	$1.40

(a)

Options to purchase 17.5 million, 30.1 million and 30.5 million shares for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2007, 2006 and 2005 is presented on pages 43 and 44.

NOTE 4 RECENT ACCOUNTING DEVELOPMENTS

BUSINESS COMBINATIONS:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” Statement 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.

This statement will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar year 2009).

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS:

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company is currently evaluating the provisions of this statement.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008), and is to be applied prospectively as of the beginning of the year in which it is initially applied. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. It also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date beginning with fiscal years ending after December 15, 2008. The Company adopted the provisions of this standard as of December 31, 2006, recording an additional liability of $492 million and an after-tax charge to Accumulated other comprehensive income of $350 million for its defined benefit and postretirement benefit plans.

FAIR VALUE MEASUREMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. This statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007 (calendar year 2008), and interim periods within those fiscal years, and is to be applied prospectively as of the beginning of the year in which it is initially applied. For all nonrecurring fair value measurements of nonfinancial assets and liabilities, the statement is effective for fiscal years beginning after November 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this statement.

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES:

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns. Specifically, the financial statement effects of a tax position may be recognized only when it is determined that it is “more likely than not” that, based on its technical merits, the tax position will be sustained upon examination by the relevant tax authority. The amount recognized shall be measured as the largest amount of tax benefits that exceed a 50% probability of being recognized. This interpretation also expands income tax disclosure requirements. International Paper applied the provisions of this interpretation beginning in the first quarter of 2007. The adoption of this interpretation resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement was effective for International Paper for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Company’s consolidated financial statements.

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

IMPLICIT VARIABLE INTERESTS:

In March 2005, the FASB issued FSP FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” This FSP states that implicit variable interests are implied financial interests in an entity that change with changes in the fair value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. International Paper adopted the provisions of FSP FIN 46(R)-5 in the second quarter of 2005, with no material effect on its consolidated financial statements.

NOTE 5 ACQUISITIONS, EXCHANGES AND JOINT VENTURES

ACQUISITIONS:

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a privately held paper and packaging distributor in the United States, for $189 million. International Paper’s distribution business, xpedx, now operates Central Lewmar as a business within its multiple brand strategy.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities acquired. The final allocation is expected to be completed by March 31, 2008.

In millions
Accounts receivable, net	$116
Inventory	31
Other current assets	7
Plants, properties and equipment, net	3
Goodwill	81
Deferred tax asset	5
Other intangible assets	29
Total assets acquired	272
Other current liabilities	83
Total liabilities assumed	83
Net assets acquired	$189

The identifiable intangible assets acquired in connection with the Central Lewmar acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Customer lists	$18	13 years
Non-compete covenants	6	5 years
Trade names	5	15 years
Total	$29

Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition on August 24, 2007.

In October 2005, International Paper had acquired approximately 65% of Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco for approximately $80 million in cash plus assumed debt of approximately $40 million. On July 31, 2007, the Company purchased the remaining shares of CMCP for approximately $40 million. The Moroccan packaging company is now wholly owned by International Paper and managed as part of the Company’s European Container business.

The identifiable intangible assets acquired in connection with both of the CMCP acquisitions included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Trademarks and trade names	$2	3 years
Customer lists	22	23 years
Total	$24

OTHER ACQUISITIONS:

In 2001, International Paper and Carter Holt Harvey Limited (CHH) each acquired a 25% interest in International Paper Pacific Millennium Limited (IPPM). IPPM is a Hong Kong-based distribution and packaging company with operations in China and other Asian countries. On August 1, 2005, pursuant to an existing agreement, International Paper purchased a 50% third-party interest in IPPM (now renamed International Paper Distribution Limited) for $46 million to facilitate possible further growth in Asia. Finally, in May 2006, the Company purchased the remaining 25% interest for $21 million. The financial position and results of operations of this acquisition have been included in International Paper’s consolidated financial statements from the date of acquisition in 2005.

EXCHANGES:

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in 2007 of a pre-tax gain of $205 million ($159 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The net assets exchanged were included as Assets held for exchange in the accompanying consolidated balance sheet at December 31, 2006.

The following table summarizes the allocation of the fair value of the assets exchanged to the assets and liabilities acquired.

In millions
Accounts receivable, net	$55
Inventory	19
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	434
Goodwill	521
Other intangible assets	154
Other long-term assets	9
Total assets acquired	1,814
Other current liabilities	18
Deferred income taxes	270
Other liabilities	6
Total liabilities assumed	294
Net assets acquired	$1,520

Identifiable intangible assets included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Non-competition agreement	$10	2 years
Customer lists	144	10 - 20 years
Total	$154

The following unaudited pro forma information for the years ended December 31, 2007, 2006 and 2005 presents the results of operations of International Paper as if the Central Lewmar acquisition and Luiz Antonio asset exchange had occurred on January 1, 2005. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2005, nor is it necessarily indicative of future results.

In millions, except per share amounts	2007	2006	2005
Net sales	$22,479	$23,289	$22,855
Earnings from continuing operations	1,237	1,390	739
Net earnings	1,190	1,158	1,155
Earnings from continuing operations per common share	2.86	2.84	1.45
Net earnings per common share	2.75	2.37	2.27

JOINT VENTURES:

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable (see Note 12). A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s four mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development.

International Paper is accounting for its investment in Ilim using the equity method of accounting. Due to the complex organization structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the

United States, the Company is reporting its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated financial statements do not include any operating results for Ilim for any period presented, while the consolidated balance sheet as of December 31, 2007 includes the Company’s $620 million investment in Ilim, plus $33 million of acquisition costs, in the caption Investments.

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, the Shandong International Paper & Sun Coated Paperboard Co., Ltd, for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine, expected to be completed in the first quarter of 2009. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of acquisition in 2006.

The operating results of these ventures did not have a material effect on the Company’s consolidated results of operations in either 2007 or 2006.

NOTE 6 RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

This footnote discusses restructuring, business improvement and other charges recorded for each of the three years included in the period ended December 31, 2007. It includes a summary of activity for each year, a roll forward associated with severance and other cash costs arising in each year, and tables presenting details of the 2007, 2006 and 2005 organizational restructuring programs.

2007: During 2007, total restructuring and other charges of $95 million before taxes ($59 million after taxes) were recorded. These charges included:

•	a $30 million charge before taxes ($19 million after taxes) for organizational restructuring programs, principally associated with the Company’s Transformation Plan,

•	a $27 million charge before taxes ($17 million after taxes) for the accelerated depreciation of long-lived assets being removed from service,

•	a $33 million charge before taxes ($21 million after taxes) for accelerated depreciation charges for the Terre Haute mill that was shut down as part of the Transformation Plan,

•	a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with the Terre Haute mill,

•	a $4 million charge before taxes ($2 million after taxes) related to the restructuring of the Company’s Brazil operations, and

•	a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity tax adjustment.

The following table presents a detail of the $95 million corporate-wide restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$14	(a)	$12	(a)	$4		$11	(a)	$41
Industrial Packaging	–		12	(b)	37	(b)	7		56
Consumer Packaging	–		–		–		–		–
Forest Products	–		–		1		1		2
Distribution	–		–		–		–		–
Corporate	4		2		–		(10)		(4)
	$18		$26		$42		$9		$95

(a)	Includes $12 million, $11 million and $4 million in the 2007 first, second and fourth quarters, respectively, of accelerated depreciation charges related to equipment being removed from service.
(b)

Includes $6 million in the 2007 second quarter and $27 million in the 2007 third quarter of accelerated depreciation charges related to the closure of the Terre Haute, Indiana mill, and $10 million in the third quarter for Terre Haute environmental expenses.

Included in the $30 million of organizational restructuring and other charges is $18 million of severance charges for 449 employees related to the Company’s Transformation Plan. As of December 31, 2007, 332 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2007 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2007)	$6
Additions (second quarter 2007)	9
Additions (third quarter 2007)	4
Additions (fourth quarter 2007)	11
2007 Activity
Cash charges	(23)
Balance, December 31, 2007	$7

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

(c)	Includes $29 million of lease termination and relocation costs relating to the relocation of the Company’s corporate headquarters from Stamford, Connecticut to Memphis, Tennessee.

The following table presents the components of the organizational restructuring charge discussed above:

In millions	Asset Write-downs	Severance and Other	Total
Printing Papers	$27	$27	$54
Industrial Packaging	–	7	7
Consumer Packaging	–	9	9
Forest Products	–	15	15
Distribution	–	10	10
Corporate	5	57	62
	$32	$125	$157

The following table presents a roll forward of the severance and other costs included in the 2006 restructuring plans:

In millions	Severance and Other
Opening Balance (first quarter 2006)	$18
Additions (second quarter 2006)	37
Additions (third quarter 2006)	47
Additions (fourth quarter 2006)	23
2006 Activity
Cash charges	(50)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(19)
2007 Activity
Cash charges	(56)
Balance, December 31, 2007	$–

The severance charges recorded in 2006 related to 1,669 employees. As of December 31, 2007, all 1,669 employees had been terminated.

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

NOTE 7 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS:

2007: During the fourth quarter of 2007, the Company recorded a pre-tax charge of $9 million ($6 million after taxes) and a pre-tax credit of $4 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Beverage Packaging and Wood Products businesses, respectively. Additionally during the fourth quarter, a $4 million pre-tax charge ($3 million after taxes) was recorded for additional taxes associated with the sale of the Company’s former Weldwood of Canada Limited business.

During the third quarter of 2007, the Company completed the sale of the remainder of its non-U.S. Beverage Packaging business.

During the second quarter of 2007, the Company recorded pre-tax charges of $6 million ($4 million after taxes) and $5 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Wood Products and Beverage Packaging businesses, respectively.

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

2006: During the fourth quarter of 2006, the Company entered into an agreement to sell its Beverage Packaging business to Carter Holt Harvey Limited for approximately $500 million, subject to certain adjustments (see Note 10). The sale of the North American Beverage Packaging operations subsequently closed on January 31, 2007, and the sale of the remaining non-U.S. operations closed in the third quarter of 2007.

Also during the fourth quarter, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, and five wood products plants for approximately $237 million, both subject to various adjustments at closing. Both sales were completed in March 2007.

Based on the fourth-quarter commitments to sell the Beverage Packaging and Wood Products businesses, the Company determined that the accounting requirements under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) as discontinued operations were met. Accordingly, net pre-tax charges of $18 million ($11 million after taxes) for the Beverage Packaging business and $104 million ($69 million after taxes) for the Wood Products business (including $58 million for pension and postretirement benefit termination benefits) were recorded in the fourth quarter as discontinued operations charges to adjust the carrying value of these businesses to their estimated fair value less costs to sell.

Additionally during the fourth quarter, a $37 million pre-tax credit ($22 million after taxes) was recorded for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business and for other smaller items.

During the third quarter of 2006, management had determined there was a current expectation that, more likely than not, the Beverage Packaging and Wood Products businesses would be sold. Based on the resulting impairment testing, pre-tax impairment charges of $115 million ($82 million after taxes) and $165 million ($165 million after taxes) were recorded to reduce the carrying values of the net assets of the Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values.

Also during the 2006 third quarter, International Paper completed the sale of its interests in a Beverage Packaging operation in Japan for a pre-tax gain of $12 million ($3 million after taxes), and the sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million. This business included a coated paper mill and lumber mill in Aropoti, Parana State, Brazil, as well as 50,000 hectares (approximately 124,000 acres) of forestlands in Parana. As the Company determined that the accounting requirements under SFAS No. 144 for reporting this business as a discontinued operation were met, the resulting $100 million pre-tax gain ($79 million after taxes) was recorded as a gain on sale of a discontinued operation.

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

Revenues, earnings (loss) and earnings (loss) per share related to the Beverage Packaging, Wood Products, Brazilian Coated Papers, Kraft Papers and Weldwood of Canada Limited businesses for 2007, 2006 and 2005 were as follows:

In millions, except per share amounts	2007	2006	2005
Revenues	$394	$2,191	$2,397
Earnings from discontinued operations
Earnings (loss) from operations	$(19)	$136	$297
Income tax benefit (expense)	8	(51)	(122)
Earnings (loss) from operations, net of taxes	(11)	85	175
Loss on sales and impairments	(4)	(406)	–
Income tax (expense) benefit	(32)	89	–
Loss on sales and impairments, net of taxes	(36)	(317)	–
Earnings (loss) from discontinued operations, net of taxes	$(47)	$(232)	$175
Earnings (loss) per common share from discontinued operations - assuming dilution
Earnings (loss) from operations	$(0.03)	$0.19	$0.34
Loss on sales and impairments	(0.08)	(0.66)	–
Earnings (loss) per common share from discontinued operations, net of taxes and minority interest - assuming dilution	$(0.11)	$(0.47)	$0.34

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

Revenues, earnings and earnings per share for 2005 related to CHH were as follows:

In millions, except per share amounts
Revenues	$1,700
Loss from discontinued operation
Loss from operation	$(32)
Income tax expense	(96)
Minority interest benefit, net of taxes and minority interest	8
Loss from discontinued operation, net of taxes and minority interest	(120)
Gain on sale of CHH	29
Income tax benefit	332
Gain on sale, net of taxes and minority interest	361
Earnings from discontinued operation, net of taxes and minority interest	$241
Earnings (loss) per common share from discontinued operation - assuming dilution
Loss from operation, net of taxes and minority interest	$(0.24)
Gain on sale, net of taxes and minority interest	0.71
Earnings per common share from discontinued operation, net of taxes and minority interest - assuming dilution	$0.47

FORESTLANDS:

2007: During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

2006: During 2006, in connection with the previously announced Transformation Plan, the Company completed sales totaling approximately 5.6 million acres of forestlands for proceeds of approximately $6.6 billion, including $1.8 billion in cash and $4.8 billion of installment notes supported by irrevocable letters of credit (see Note 8). Additionally, the Company entered into fiber supply agreements with certain purchasers of these forestlands providing for the future delivery of pulpwood to specified Company facilities at market prices at time of delivery (see Note 10). The first of these transactions completed in the second quarter included approximately 76,000 acres sold for cash proceeds of $97 million, resulting in a pre-tax gain of $62 million. During the third quarter, 476,000 acres of forestlands were sold for $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million. Finally, in the fourth quarter, the Company completed sales of 5.1 million acres of forestlands for $6.1 billion, including $1.4 billion in cash and $4.7 billion in installment notes, resulting in pre-tax gains totaling $4.4 billion. These transactions represent a permanent reduction in the Company’s forestland asset base and are not a part of the normal, ongoing operations of the Forest Resources business. Thus, the net gains resulting from these sales are separately presented in the accompanying consolidated statement of operations under the caption Gain on sale of forestlands.

OTHER DIVESTITURES AND IMPAIRMENTS:

2007: During the fourth quarter of 2007, a $13 million net pre-tax credit ($9 million after taxes) was recorded to adjust estimated gains/losses of businesses previously sold, including a $7 million pre-tax credit ($5 million after taxes) to adjust the estimated loss on the sale of box plants in the United Kingdom and Ireland, and a $5 million pre-tax credit ($3 million after taxes) to adjust the estimated loss on the sale of the Maresquel mill in France.

During the third quarter of 2007, a pre-tax charge of $1 million ($1 million credit after taxes) was recorded to adjust previously estimated losses on businesses previously sold.

During the second quarter of 2007, a $1 million net pre-tax credit (a $7 million charge after taxes, including a $5 million tax charge in Brazil) was recorded to adjust previously estimated gains/losses of businesses previously sold.

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under accounting principles generally accepted in the United States, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

In addition, during the first quarter of 2007, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

The net 2007 pre-tax gains totaling $122 million discussed above are included, along with the $205 million gain on the exchange for the Luiz Antonio mill in Brazil (see Note 5), in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2006: During the fourth quarter of 2006, a net charge of $21 million before and after taxes was recorded for losses on sales and impairments of businesses. These charges included a pre-tax loss of $18 million ($6 million after taxes) relating to the sale of certain box plants in the United Kingdom and Ireland, and $3 million of pre-tax charges (a $6 million credit after taxes) for other small asset sales.

During the third quarter of 2006, a net pre-tax gain of $61 million ($37 million after taxes) was recorded for gains on sales and impairments of businesses. This net gain included the recognition of a previously deferred $110 million pre-tax gain ($68 million after taxes) related to a 2004 sale of forestlands in Maine, a pre-tax charge of $38 million ($23 million after taxes) to reflect the completion of the sale of the Company’s Coated and Supercalendered Papers business in the 2006 third quarter, and a net pre-tax loss of $11 million ($7 million after taxes) related to other smaller sales.

During the second quarter of 2006, a net pre-tax charge of $138 million ($90 million after taxes) was recorded, including a pre-tax charge of $85 million ($52 million after taxes) recorded to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value based on the terms of a definitive sales agreement signed in the second quarter, a pre-tax charge of $52 million ($37 million after taxes) recorded to reduce the carrying value of the assets of the Company’s Amapa wood products operations in Brazil to their estimated fair value based on estimated sales proceeds since a sale of these assets was considered more likely than not at June 30, 2006, which was completed in the third quarter, and a net charge of $1 million before and after taxes related to other smaller items.

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

At the end of the 2006 first quarter, the Company reported its Coated and Supercalendered Papers business as a discontinued operation based on a plan to sell the business. In the second quarter of 2006, the Company signed a definitive agreement to sell this business for approximately $1.4 billion, subject to certain post-closing adjustments, and agreed to acquire a 10 percent limited partnership interest in CMP Investments L.P., the company that owns this business. Since this limited partnership interest represents significant continuing involvement in the operations of this business under accounting principles generally accepted in the U.S., the operating results for Coated and Supercalendered Papers were required to be included in continuing operations in the accompanying consolidated statement of operations. Accordingly, the operating results for this business, including the charge in the first quarter of $1.3 billion before and after taxes to write down the assets of the business to their estimated fair value, are now included in continuing operations for all periods presented.

Additionally, during the fourth quarter a $128 million pre-tax impairment charge ($84 million after taxes) was recorded to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France (included in the Printing Papers segment) to their estimated fair value, and in the third quarter, a pre-tax gain of $13 million ($6 million after taxes) was recorded related to a sale of property in Spain (included in the Industrial Packaging segment).

The net 2006 pre-tax losses totaling approximately $1.5 billion ($1.4 billion after taxes) discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

The net 2005 pre-tax losses totaling $111 million discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

At December 31, 2006, assets of businesses held for sale totaling approximately $1.8 billion and liabilities of businesses held for sale totaling approximately $333 million, included the Kraft Papers business, the Beverage Packaging business, the Wood Products business and the Arizona Chemical business, and consisted of:

In millions
Accounts receivable, net	$298
Inventories	401
Plants, properties and equipment, net	995
Goodwill	10
Other assets	74
Assets of businesses held for sale	$1,778
Accounts payable	$184
Accrued payroll and benefits	50
Other accrued liabilities	32
Other liabilities	67
Liabilities of businesses held for sale	$333

Assets and liabilities of businesses held for sale by business were:

In millions	Assets	Liabilities
Kraft Papers	$148	$16
Beverage Packaging	572	107
Wood Products	562	51
Arizona Chemical	496	159
Totals	$1,778	$333

NOTE 8 VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

VARIABLE INTEREST ENTITIES:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion (a noncash adjustment to net earnings included in operating activities in the consolidated statement of cash flows under the caption Gain on sale of forestlands). The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the 2006 fourth quarter, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities (a $4.8 billion noncash investing activity). Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor (a $600 million noncash investing activity, and a $200 million cash financing activity included in the consolidated statement of cash flows in the caption Issuance of debt). As a result, at December 31, 2006, International Paper holds Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these entities. Based on an analysis of these entities under the provisions of FIN 46(R), International Paper determined that it is not the primary beneficiary of these newly formed Entities, and therefore, should not consolidate its investments in these entities.

Also during 2006, the Borrower Entities acquired approximately $4.8 billion of International Paper debt obligations for cash (a cash financing activity included in the consolidated statement of cash flows), resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Borrower and Investor Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the entities. Accordingly, for financial reporting purposes, as allowed under the provisions of FASB Interpretation No. 39, International Paper has offset approximately $5.0 billion of Class B interests in the entities against $5.0 billion of International Paper debt obligations held by these entities at December 31, 2007 and 2006. The remaining $200 million of debt obligations is included in floating rate notes due 2009 – 2016 in the summary of long-term debt in Note 12.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has not consolidated the entities because it is not the primary beneficiary of the entities. At December 31, 2007 and 2006, International Paper’s $550 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. Of the remaining $477 million of debt obligations, $461 million is included in floating rate notes due 2009 – 2016 and $16 million in commercial paper and bank notes in the summary of long-term debt in Note 12.

PREFERRED SECURITIES OF SUBSIDIARIES:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2007, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $13 million, $13 million and $10 million in 2007, 2006 and 2005, respectively. The expense related to these preferred securities is shown in Minority interest expense in the accompanying consolidated statement of operations.

NOTE 9 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and minority interest by taxing jurisdiction were:

In millions	2007	2006	2005
Earnings
U.S.	$801	$3,166	$53
Non-U.S.	853	22	233
Earnings from continuing operations before income taxes and minority interest	$1,654	$3,188	$286

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2007	2006	2005
Current tax provision (benefit)
U.S. federal	$67	$125	$(391)
U.S. state and local	20	38	(52)
Non-U.S.	96	107	65
	$183	$270	$(378)
Deferred tax provision (benefit)
U.S. federal	$163	$1,583	$(5)
U.S. state and local	(17)	172	(10)
Non-U.S.	86	(136)	(14)
	$232	$1,619	$(29)
Income tax provision (benefit)	$415	$1,889	$(407)

The Company’s deferred income tax provision (benefit) includes a $2 million provision, a $1 million provision and a $3 million benefit for 2007, 2006 and 2005, respectively, for the effect of changes in non-U.S. and state tax rates.

International Paper made income tax payments, net of refunds, of $328 million, $249 million and $440 million in 2007, 2006 and 2005, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax provision (benefit) follows:

In millions	2007	2006	2005
Earnings from continuing operations before income taxes and minority interest	$1,654	$3,188	$286
Statutory U.S. income tax rate	35%	35%	35%
Tax expense using statutory U.S. income tax rate	579	1,116	100
State and local income taxes	2	136	(41)
Tax rate and permanent differences on non-U.S. earnings	(124)	(19)	(30)
Net U.S. tax on non-U.S. dividends	13	33	169
Tax benefit on export sales	–	(6)	(9)
Non-deductible business expenses	5	15	13
Sales and impairments of non-strategic assets	9	646	(8)
Retirement plan dividends	(6)	(7)	(6)
Tax credits	(10)	(14)	(19)
Tax audit settlements	(36)	–	(560)
Other, net	(17)	(11)	(16)
Income tax provision (benefit)	$415	$1,889	$(407)
Effective income tax rate	25%	59%	-142%

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

In millions	2007	2006
Deferred tax assets:
Postretirement benefit accruals	$410	$381
Prepaid pension costs	79	258
Alternative minimum and other tax credits	398	400
Net operating loss carryforwards	406	1,156
Compensation reserves	256	285
Legal reserves	21	59
Other	273	446
Gross deferred tax assets	1,843	2,985
Less: valuation allowance	(86)	(111)
Net deferred tax assets	$1,757	$2,874
Deferred tax liabilities:
Plants, properties, and equipment	$(2,078)	$(1,965)
Forestlands and related installment sales	(1,870)	(2,095)
Other	(130)	(192)
Gross deferred tax liabilities	$(4,078)	$(4,252)
Net deferred tax liability	$(2,321)	$(1,378)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The increase in 2007 in net deferred tax liabilities principally relates to the Company’s use of net operating loss carryforwards.

The valuation allowance for deferred tax assets as of January 1, 2007, was $111 million. The net change in the total valuation allowance for the year ended December 31, 2007, was a decrease of $25 million.

International Paper adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a charge to the beginning balance of retained earnings of $94 million. Including this cumulative effect amount, total unrecognized tax benefits at the date of adoption were $919 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at adoption, January 1, 2007	$(919)
Additions based on tax positions related to the current year	(17)
Additions for tax positions of prior years	(49)
Reductions for tax positions of prior years	74
Settlements	112
Expiration of statutes of limitation	5
Balance at December 31, 2007	$(794)

Included in the balance at December 31, 2007 is $340 million for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had approximately $88 million and $91 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at January 1, 2007 and December 31, 2007, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2001 through 2006 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service to conclude the examination of tax years 2001 through 2003. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $365 million during the next twelve months, with no significant impact on earnings or cash tax payments. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

The Company recorded an income tax provision for 2007 of $415 million, including a $41 million benefit related to the effective settlement of tax audits, and $8 million of other tax benefits. Excluding the impact of special items, the tax provision was $423 million, or 30% of pre-tax earnings before minority interest.

The Company recorded an income tax provision for 2006 of $1.9 billion, consisting of a $1.6 billion deferred tax provision (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $300 million current tax provision. The provision also includes an $11 million provision related to a special tax adjustment. Excluding the impact of special items, the tax provision was $272 million, or 29% of pre-tax earnings before minority interest.

The Company recorded an income tax benefit for 2005 of $407 million, including a $454 million net tax benefit related to a special tax adjustment, consisting of a tax benefit of $627 million resulting from an agreement reached with the U.S. Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, a $142 million charge for deferred taxes related to earnings repatriations under the American Jobs Creation Act of 2004, and $31 million of other tax charges. Excluding the impact of special items, the tax provision was $83 million, or 20% of pre-tax earnings before minority interest.

International Paper has non-U.S. net operating loss carryforwards of approximately $352 million that expire as follows: 2008 through 2017 — $14 million and indefinite carryforwards of $338 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $258 million that expire as follows: 2008 through 2017—$83 million and 2018 through 2027—$175 million. International Paper also has federal, non-U.S. and state tax credit carryforwards that expire as follows: 2008 through 2017 — $67 million, 2018 through 2027 — $92 million, and indefinite carryforwards — $316 million. Further, International Paper has state capital loss carryforwards that expire as follows: 2008 through 2017 — $9 million.

Deferred income taxes are not provided for temporary differences of approximately $3.7 billion, $2.7 billion and $2.4 billion as of December 31, 2007, 2006 and 2005, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements.

Unconditional purchase obligations have been entered into in the ordinary course of business, principally for capital projects and the purchase of certain pulpwood, wood chips, raw materials, energy and services, including fiber supply agreements to purchase pulpwood that were entered into concurrently with the 2006 Transformation Plan forestland sales (see Note 7).

At December 31, 2007, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2008	2009	2010	2011	2012	Thereafter
Lease obligations	$136	$116	$101	$84	$67	$92
Purchase obligations (a)	1,953	294	261	235	212	1,480
Total	$2,089	$410	$362	$319	$279	$1,572

(a)	Includes $2.1 billion relating to fiber supply agreements entered into at the time of the Transformation Plan forestland sales.

Rent expense was $168 million, $217 million and $216 million for 2007, 2006 and 2005, respectively.

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

In connection with sales of businesses, property, equipment, forestlands and other assets, International Paper commonly makes representations and warranties relating to such businesses or assets, and may agree to indemnify buyers with respect to tax and environmental liabilities, breaches of representations and warranties, and other matters. Where liabilities for such matters are determined to be probable and subject to reasonable estimation, accrued liabilities are recorded at the time of sale as a cost of the transaction.

Under the terms of the sale agreement for the Beverage Packaging business, the purchase price of $500 million received by the Company is subject to a post-closing adjustment based on adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 and other factors. As of December 31, 2007, the purchaser of the business has proposed a reduction in the purchase price totaling $48 million for this adjustment. While it is possible that such an adjustment could be required when this matter is finalized, the Company believes, based on its review of the purchaser’s proposals to date that no such adjustment is required under the sale agreement.

International Paper does not currently believe that it is reasonably possible that future unrecorded liabilities for this and other such matters, if any, would have a material adverse effect on its consolidated financial statements.

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

CLAIMS PAYMENT DATA

Through December 31, 2007, net settlement payments totaled approximately $1.2 billion ($935 million for the Hardboard Settlement, $177 million for the Omniwood Settlement and $56 million for the Woodruf Settlement), including $136 million of non-refundable attorneys’ fees.

The average settlement cost per claim for the years ended December 31, 2007, 2006 and 2005 for the Hardboard, Omniwood and Woodruf Settlements are set forth in the table below:

AVERAGE SETTLEMENT COST PER CLAIM

	Hardboard		Omniwood		Woodruf
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2007	$2.2	$2.6	$4.2	$1.6	$3.9	$2.1
December 31, 2006	2.2	3.4	4.6	3.0	4.4	3.7
December 31, 2005	2.5	2.2	4.6	6.1	4.3	0.5

The above information is calculated by dividing the aggregate amount of claims paid during the specified period by the number of claims paid during such period.

The following table shows an analysis of claims activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2007, 2006 and 2005:

CLAIMS ACTIVITY

	Hardboard		Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2004	38.9	5.0	2.4	0.4	0.9	0.3	42.2	5.7	47.9
No. of Claims Filed	27.3	5.6	4.6	0.4	0.6	–	32.5	6.0	38.5
No. of Claims Paid	(30.7)	(5.3)	(4.1)	(0.3)	(0.5)	–	(35.3)	(5.6)	(40.9)
No. of Claims Dismissed	(15.3)	(2.1)	(0.5)	–	(0.2)	–	(16.0)	(2.1)	(18.1)
December 31, 2005	20.2	3.2	2.4	0.5	0.8	0.3	23.4	4.0	27.4
No. of Claims Filed	18.3	0.6	5.4	0.3	0.6	–	24.3	0.9	25.2
No. of Claims Paid	(12.7)	(1.6)	(4.3)	(0.2)	(0.4)	–	(17.4)	(1.8)	(19.2)
No. of Claims Dismissed	(4.0)	(0.1)	(0.8)	–	(0.2)	–	(5.0)	(0.1)	(5.1)
December 31, 2006	21.8	2.1	2.7	0.6	0.8	0.3	25.3	3.0	28.3
No. of Claims Filed	28.5	1.3	6.1	0.2	0.4	–	35.0	1.5	36.5
No. of Claims Paid	(16.0)	(1.0)	(4.7)	(0.2)	(0.4)	–	(21.1)	(1.2)	(22.3)
No. of Claims Dismissed	(4.5)	(0.2)	(1.0)	–	0.2	–	(5.3)	(0.2)	(5.5)
December 31, 2007	29.8	2.2	3.1	0.6	1.0	0.3	33.9	3.1	37.0

At December 31, 2007, there were $19 million of payments due for claims that have been determined to be valid ($14 million for Hardboard and $5 million for Omniwood) and an estimated $13 million of payments associated with claims currently under evaluation ($10 million for claims related to the Hardboard Settlement and $3 million for claims related to the Omniwood Settlement). In addition, there was approximately $5 million of costs associated with administrative and legal fees incurred but not paid prior to year-end.

RESERVE FOR SIDING AND ROOFING SETTLEMENTS

At December 31, 2007, net reserves for the settlements discussed above totaled $46 million, of which $20 million is attributable to the Hardboard Settlement, $25 million to the Omniwood Settlement and $1 million to the Woodruf Settlement.

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2007, 2006 and 2005:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2004	$158	$97	$4	$259
Payments	(119)	(23)	(4)	(146)
Insurance collections	(5)	–	5	–
Balance, December 31, 2005	34	74	5	113
Additional provision	90	–	–	90
Payments	(52)	(25)	(2)	(79)
Balance, December 31, 2006	72	49	3	124
Payments	(52)	(24)	(2)	(78)
Balance, December 31, 2007	$20	$25	$1	$46

While, for tracking purposes, the Company maintains three reserve accounts for each of the Hardboard, Omniwood and Woodruf Settlements, we evaluate the adequacy of the aggregate reserve due to their similar and related nature. In making a determination as to adequacy of the aggregate reserve, we employ a third-party consultant to conduct statistical studies of future costs utilizing claims experience data. These projections are updated quarterly using recent claims activity and other factors typically considered in projecting future claims and costs.

Throughout 2006, Omniwood and Woodruf claims activity were in line with projections. However, during the first three quarters of 2006, claims activity for Hardboard claims was in excess of projected amounts as both the number and average cost per claim exceeded projections. In the first quarter, the Company was advised by its third-party consultant that most of the 1980’s Hardboard claims had been processed and a reasonable estimate could be made of the amount necessary to settle the remaining claims. Accordingly, a charge of $15 million was recorded in the first quarter to increase the reserve to management’s best estimate of the amount required for future payments. At the end of the third quarter, the Company determined that, pending completion of an updated projection by the third-party consultant, an additional $35 million charge was required to increase the reserve balance to reflect the higher claims activity for the 1990’s Hardboard claims. This updated projection was completed in the fourth quarter taking into account claims data through December 31, 2006. As a result, an additional pre-tax charge of $40 million was recorded in the fourth quarter to increase the reserve to management’s best estimate of projected future claims and expense payments through the end of the claims period (January 15, 2008). During 2007, claims activity was substantially consistent with this updated projection, although in connection with the January 15, 2008 filing deadline for Hardboard siding claims, the Company had received a large number of unverified claims that will be evaluated during 2008.

A number of factors could cause actual results to vary from our projections, including a higher than projected cost per claim (due to higher construction, wood, energy and replacement costs, all of which affect the inflation factor for the Mean’s Price Data discussed above).

The Company believes that, as of the end of 2007, the aggregate reserve balance for Hardboard, Omniwood and Woodruf Settlements is adequate. However, the Company will continue to evaluate the relevant data for claims received through the end of the claims period in order to determine if any further adjustments to its aggregate reserve will be warranted.

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

In millions	2007	2006	2005
Insurance settlements	$–	$22	$334
Income recognized	–	19	258
Cash settlements received, net	64	80	114

Including collections received prior to 2005, cumulative net cash settlements received totaled $448 million through December 31, 2007. Approximately $46 million of additional cash will be collected in 2008 under current settlement agreements.

In 2004, the Company settled a dispute with a third party relating to an alternative risk-transfer agreement. Under that agreement, the Company received $100 million for certain costs relating to the Hardboard Settlement and other hardboard siding cases. As part of the settlement, the Company agreed to pay the third party a portion of certain insurance recoveries received by the Company after January 1, 2004, up to a maximum of $95 million. As of December 31, 2007, approximately $79 million had been paid to the third party under this settlement.

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

NOTE 11 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions at December 31	2007	2006
Raw materials	$320	$265
Finished pulp, paper and packaging products	1,413	1,341
Operating supplies	308	271
Other	30	32
Inventories	$2,071	$1,909

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 68% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $213 million and $252 million at December 31, 2007 and 2006, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2007	2006
Pulp, paper and packaging facilities
Mills	$18,579	$16,665
Packaging plants	5,205	5,093
Other plants, properties and equipment	1,262	1,285
Gross cost	25,046	23,043
Less: Accumulated depreciation	14,905	14,050
Plants, properties and equipment, net	$10,141	$8,993

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $30 million in 2007, $21 million in 2006 and $14 million in 2005. Interest payments made during 2007, 2006 and 2005 were $452 million, $734 million and $819 million, respectively. The 2005 interest payments include a $52 million payment to the U.S. Internal Revenue Service related to the settlement of the 1997 – 2000 U.S. federal income tax audits. Total interest expense was $451 million in 2007, $651 million in 2006 and $681 million in 2005, net of a $46 million credit related to the settlement of the tax audits discussed above. Interest income was $154 million, $130 million and $86 million in 2007, 2006 and 2005, respectively. Interest expense and interest income in 2007 both exclude approximately $340 million related to variable interest entities for which the Company has a legal right of offset (see Note 8).

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2007 and 2006:

In millions	Balance January 1, 2007	Reclassifi- cations and Other (a)		Additions/ Reductions		Balance December 31, 2007
Printing Papers	$1,441	$104	(c)	$498	(b)	$2,043
Industrial Packaging	670	5		8	(d)	683
Consumer Packaging	510	6		14	(e)	530
Distribution	308	–		86	(f)	394
Total	$2,929	$115		$606		$3,650

(a)	Represents the effects of foreign currency translations and reclassifications.
(b)

Includes $521 million from the acquisition of the Luiz Antonio mill in February 2007, less a $23 million reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(c)	Includes $102 million of foreign currency translation effects related to goodwill recorded in the Luiz Antonio acquisition.
(d)

Reflects a $3 million decrease from the final purchase adjustments related to the Box USA acquisition, offset by a $2 million increase from adjustments upon the purchase of the remaining 33.5% interest in Compagnie Marocaine des Cartons et des Papiers (CMCP) in August 2007, an $8 million increase from the acquisition of the Juarez and Chihuahua container plants in November 2007 and a $1 million increase from the completion of the purchase accounting for the IPPM acquisition.

(e)	Reflects additional goodwill related to certain joint ventures in China.
(f)	Reflects $81 million from the acquisition of Central Lewmar in August 2007 and $5 million from a small acquisition in November 2007.

In millions	Balance January 1, 2006 (a)	Reclassifi- cations and Other (b)	Additions/ Reductions		Balance December 31, 2006
Printing Papers	$1,615	$(174)	$–		$1,441
Industrial Packaging	677	4	(11	)(c)	670
Consumer Packaging	1,019	179	(688	)(d)	510
Distribution	299	9	–		308
Corporate	11	(11)	–		–
Total	$3,621	$7	$(699)		$2,929
(a)	Restated to show the Beverage Packaging and Wood Products businesses as held for sale, and to include the Company’s European Coated Paperboard operations in the Consumer Packaging segment.
(b)

Represents the effects of foreign currency translations and reclassifications, principally $179 million relating to the movement of the Coated Bristols business from Printing Papers to Consumer Packaging.

(c)

Reflects a $3 million decrease from the sale of International Paper Containers (UK) Limited and International Paper Ireland, a $1 million increase from the completion of the accounting for the 50% interest in IPPM acquired August 1, 2005, a $5 million increase from the purchase of an additional 25% interest in IPPM on May 1, 2006, a $9 million decrease representing the completion of the purchase accounting for a 66.5% interest acquired in CMCP in October 2005, and a $5 million decrease from the purchase accounting for the Box USA acquisition.

(d)

Represents charges of $630 million and $129 million related to the annual impairment testing of the Coated Paperboard business and Shorewood packaging business, respectively, and a $71 million increase related to the accounting for certain joint ventures in China.

Excluded from the above tables is goodwill totaling approximately $1.2 billion at January 1, 2006 relating to the Company’s Coated and Supercalendered Papers business included in Assets of businesses held for sale that was written off in connection with the 2006 first-quarter $1.3 billion pre-tax charge to reduce the net assets of that business to estimated fair value. In addition, in the fourth quarter of 2006, in conjunction with annual testing for possible goodwill impairments, the Company recorded charges of $630 million and $129 million related to its Coated Paperboard business and Shorewood business, respectively, based on the estimated fair values of these businesses determined using projected future operating cash flows.

The following table presents an analysis of activity related to asset retirement obligations since January 1, 2006:

In millions	2007	2006
Asset retirement obligation at January 1	$29	$33
New liabilities	–	1
Liabilities settled	(4)	(5)
Net adjustments to existing liabilities	–	(1)
Accretion expense	2	1
Asset retirement obligation at December 31	$27	$29

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

The following table presents changes in minority interest balances for the years ended December 31, 2007 and 2006:

In millions	2007	2006
Balance, beginning of year	$213	$185
Repurchases of minority interests	(28)	(15)
Minority interest of acquired entities	25 (a)	33
Dividends paid	(10)	(12)
Minority interest expense	24	17
Other, net	4	5
Balance, end of year	$228	$213

(a)	Reflects the minority interest portion of an additional capital contribution in 2007 related to the Shandong International Paper & Sun Coated Paperboard Co., Ltd. joint venture.

NOTE 12 DEBT AND LINES OF CREDIT

In December 2007, International Paper repurchased $96 million of 6.65% notes with an original maturity date of December 2037. Other reductions in the fourth quarter included the repayment of $147 million of 6.5% debentures that matured in November 2007 and the payment of $42 million for various environmental and industrial development bonds with coupon rates ranging from 4.25% to 5.75% that also matured within the quarter.

In October 2007, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, issued $75 million of long-term notes with an initial interest rate of LIBOR plus 100 basis points and a maturity date in April 2009, in connection with its investment in Ilim (a noncash financing activity).

In the second quarter of 2007, International Paper repurchased $35 million of 5.85% notes with an original maturity in October 2012.

In March 2007, Luxembourg repaid $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter included the repayment of $198 million of 7.625% notes that matured in the quarter.

During 2006, International Paper used proceeds from divestitures and cash from operations to retire approximately $5.2 billion of long-term debt.

In December 2006, International Paper retired approximately $2.2 billion of notes with interest rates ranging from 3.8% to 10.0% and original maturities from 2008 to 2029. Also in the fourth quarter of 2006, Luxembourg repaid $343 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third-party commercial paper issued under the Company’s receivables securitization program. As of December 31, 2006, International Paper had repaid all of the commercial paper borrowed under its receivable securitization program.

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

A summary of long-term debt follows:

In millions at December 31	2007	2006
8 7/8% to 10% notes - due 2011 - 2012	$19	$19
9.25% debentures - due 2011	44	44
7 7/8% notes - due 2007	–	198
6 7/8% notes - due 2023 - 2029	130	130
6.75% notes - due 2011	195	195
6.65% notes - due 2037	4	99
6.5% notes - due 2007	–	147
6.4% to 7.75% debentures - due 2025 - 2027	256	254
5.85% notes - due 2012	251	284
5.25% to 5.5% notes - due 2014 - 2016	841	839
5 1/8% debentures - due 2012	115	110
3.8% to 4.25% notes - due 2008 - 2010	913	913
Zero-coupon convertible debentures - due 2021	2	2
Medium-term notes - due 2009 (a)	30	30
Floating rate notes - due 2009 - 2016 (b)	1,663	1,690
Environmental and industrial development bonds - due 2008 - 2033 (c)	1,889	1,934
Commercial paper and bank notes (d)	149	246
Other (e)	119	89
Total (f)	6,620	7,223
Less: Current maturities	267	692
Long-term debt	$6,353	$6,531

(a)	The weighted average interest rate on these notes was 8.1% in 2007 and 2006.
(b)	The weighted average interest rate on these notes was 5.7% in 2007 and 5.0% in 2006.
(c)	The weighted average interest rate on these bonds was 5.4% in 2007 and 2006.
(d)

The weighted average interest rate was 6.1% in 2007 and 5.4% in 2006. Includes $118 million and $150 million of non-U.S. denominated borrowings with a weighted average interest rate of 6.2% and 5.1% in 2007 and 2006, respectively.

(e)	Includes $38 million at December 31, 2007, and $3 million at December 31, 2006, related to interest rate swaps treated as fair value hedges (see Note 13).
(f)	The fair market value was approximately $6.6 billion at December 31, 2007 and $7.3 billion at December 31, 2006.

In addition to the long-term debt obligations shown above, International Paper has $5.0 billion of debt obligations payable to non-consolidated variable interest entities that are due in 2016 for which International Paper has, and intends to affect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, as allowed under the provisions of FASB Interpretation No. 39, International Paper has offset the $5.0 billion of debt obligations with $5.0 billion of Class B interests in these entities as of December 31, 2007 (see Note 8).

Total maturities of long-term debt over the next five years are 2008 - $267 million; 2009 - $1.3 billion; 2010 - $1.1 billion; 2011 - $396 million; and 2012 - $532 million.

At December 31, 2007 and 2006, International Paper classified $112 million and $100 million, respectively, of tenderable bonds and commercial paper and bank notes as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2007, International Paper’s unused contractually committed bank credit agreements totaled $2.5 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The agreements include a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. These agreements also include up to $1.0 billion of available commercial paper-based financings under a receivables securitization program that expires in October 2009 with a facility fee of 0.10%. At December 31, 2007, there were no borrowings under either the bank credit agreements or receivables securitization program.

At December 31, 2007, outstanding debt included approximately $149 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2007, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently holds short-term credit ratings by S&P and Moody’s of A-2 and P-3, respectively.

NOTE 13 DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. For hedges that meet the criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” International Paper, at inception, formally designates and documents the instrument as a hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Other assets, Other accrued liabilities and Other liabilities. The earnings impact resulting from the change in fair value of the derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument’s change in fair value, if any, is recognized currently in earnings together with the changes in fair value of any derivatives not designated as hedges.

INTEREST RATE RISK

Interest rate swaps may be used to manage interest rate risks associated with International Paper’s debt. These instruments are evaluated at inception to determine if they qualify for hedge accounting, in accordance with SFAS No. 133. Interest rate swap agreements with a total notional amount at December 31, 2007, of approximately $297 million and maturities within four years do not qualify as hedges under SFAS No. 133. For the years ended December 31, 2007, 2006 and 2005, the change in fair value of these swaps was immaterial. The fair value of the swap contracts as of December 31, 2007, is a $1 million liability.

The remainder of International Paper’s interest rate swap agreements qualify as fully effective fair value hedges under SFAS No. 133. At December 31, 2007 and 2006, outstanding notional amounts for interest rate swap fair value hedges amounted to approximately $1.4 billion and $1.9 billion, respectively. The fair values of these swaps were net assets of approximately $38 million and $2 million at December 31, 2007 and 2006, respectively.

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

COMMODITY RISK

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper may use swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges are accounted for by deferring the after-tax quarterly change in fair value of the outstanding contracts in Other Comprehensive Income (OCI). On the date a contract matures, the gain or loss is reclassified into Cost of products sold concurrent with the recognition of the commodity purchased. For the years ended December 31, 2007 and 2006, the reclassifications to earnings were after-tax losses of $8 million and $7 million, respectively, representing the after-tax cash settlements on maturing energy hedge contracts. In 2005, there was no reclassification from OCI to earnings related to commodity hedging. In 2007, the unrealized after-tax loss recorded to OCI was immaterial. Unrealized after-tax losses of $13 million for 2006 and $2 million for 2005 were recorded to OCI. After-tax losses of approximately $4 million as of December 31, 2007, are expected to be reclassified to earnings in 2008. The net fair value of these energy hedge contracts were net liabilities of approximately $5 million and $12 million at December 31, 2007 and 2006, respectively.

FOREIGN CURRENCY RISK

International Paper’s policy has been to hedge certain investments in non-U.S. operations through borrowings denominated in the same currency as the operation’s functional currency, or by entering into currency swaps or forward exchange contracts. These financial instruments are effective as hedges against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the non-U.S. operation’s net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. International Paper did not have hedges of this type in 2007. For the years ended December 31, 2006 and 2005, net gains and losses included in the cumulative translation adjustment relating to derivative and debt instruments hedging foreign net investments amounted to an $11 million loss and a $19 million gain after taxes and minority interest, respectively.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of two years or less as of December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, net unrealized gains after taxes totaling $33 million, $18 million and $48 million, respectively, were recorded to OCI. Net after-tax gains of $30 million, $20 million and $14 million were reclassified to earnings. As of December 31, 2007, gains of $42 million after taxes are expected to be reclassified to earnings in 2008. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with, and the credit quality of, these financial institutions and does not expect nonperformance by the counterparties.

NOTE 14 CAPITAL STOCK

The authorized capital stock at both December 31, 2007 and 2006, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value

(stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

In July 2006, in connection with the planned use of projected proceeds from the Company’s Transformation Plan, International Paper’s Board of Directors authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock. In a modified “Dutch Auction” tender offer completed in September 2006, International Paper purchased 38.5 million shares of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. In addition, in December 2006, the Company purchased an additional 1.2 million shares of its common stock in the open market at an average price of $33.84 per share, plus costs to acquire the shares, for a total cost of approximately $41 million. During 2007, the Company purchased an additional 33.6 million shares of its common stock on the open market for an average price of $36.43 per share, plus costs to acquire the shares for a total cost of $1.2 billion. Following the completion of these share repurchases, International Paper had 425.1 million shares of common stock issued and outstanding at December 31, 2007.

NOTE 15 RETIREMENT PLANS

U.S. DEFINED BENEFIT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004, and substantially all hourly and union employees regardless of hire date. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, are not eligible for these pension plans but receive an additional company contribution to their savings plan (see “Other Plans” on page 84).

The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

For its qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). In addition, International Paper made volun-

tary contributions of $1.0 billion to the qualified defined benefit plan in 2006. No contributions were made in 2007, and none are expected to be required in 2008.

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which are expected to be $27 million in 2008.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2007	2006	2005
Service cost	$113	$141	$129
Interest cost	520	506	474
Expected return on plan assets	(633)	(540)	(556)
Actuarial loss	190	243	167
Amortization of prior service cost	20	27	29
Net periodic pension expense (a)	$210	$377	$243

(a)

Excludes $1.9 million, $9.1 million and $6.5 million in 2007, 2006 and 2005, respectively, in curtailment losses, and $1.9 million, $8.7 million and $3.6 million in 2007, 2006 and 2005, respectively, of termination benefits, in connection with cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $77.2 million and $14.3 million in 2006 and 2005, respectively, in curtailment losses, and $18.6 million and $7.6 million of termination benefits in 2006 and 2005, respectively, related to certain divestitures recorded in Net (gains) losses on sales and impairments of businesses in the consolidated statement of operations.

The decrease in 2007 pension expense reflects the earnings on the $1 billion contribution made to the plan during the fourth quarter of 2006, lower amortization of unrecognized actuarial losses, an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006, and a decrease in active participants due to divestitures. The increase in 2006 pension expense was principally due to a change in the mortality assumption to use the RP 2000 Table and the use of a lower assumed discount rate.

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

Weighted average assumptions used to determine net pension expense for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.25%	3.25%

Weighted average assumptions used to determine benefit obligations as of December 31, 2007 and 2006, were as follows:

	2007	2006
Discount rate	6.20%	5.75%
Rate of compensation increase	3.75%	3.75%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2008, the Company will use an expected long-term rate of return on plan assets of 8.5%, a discount rate of 6.2% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $114 million for its U.S. defined benefit plans in 2008, with the decrease from expense of $210 million in 2007 principally reflecting lower amortization of actuarial losses and an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007.

The following illustrates the effect on pension expense for 2008 of a 25 basis point decrease in the above assumptions:

In millions	2008
Expense/(Income):
Discount rate	$29
Expected long-term return on plan assets	20
Rate of compensation increase	(6)

Investment Policy / Strategy

Plan assets are invested to maximize returns within prudent levels of risk. The target allocations by asset class are summarized in the following table. Investments are diversified across classes and within each class to minimize risk. In 2006, International Paper modified its investment policy to use interest rate swap agreements to extend the duration of the Plan’s bond portfolio to better match the duration of the pension obligation, thus helping to stabilize the ratio of assets to liabilities when interest rates change. Thus, when interest rates fall, the value of the swap agreements increases directionally with increases in the pension obligation. The current portfolio is hedged at approximately 40% of the plan’s projected benefit obligation, with plans to increase this ratio to 50% by no later than the end of 2008. This new strategy is not expected to alter the long-term rate of return on plan assets. Periodic reviews are made of investment policy objectives and investment manager performance.

International Paper’s pension plan asset allocations by type of fund at December 31, 2007 and 2006, and target allocations by asset category are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocations	2007	2006
Equity securities	52% - 63%	59%	57%
Debt securities	26% - 34%	31%	34%
Real estate	5% - 10%	7%	7%
Other	2% - 8%	3%	2%
Total		100%	100%

There were no International Paper shares included in plan assets for 2007 and 2006.

At December 31, 2007, projected future pension benefit payments are as follows:

In millions
2008	$570
2009	563
2010	565
2011	570
2012	579
2013 - 2017	3,041

Pension Plan Asset / Liability

Prior to 2005, the market value of plan assets for the Company’s qualified defined benefit plan was less than the plan benefit obligation, resulting in the recording of a minimum pension liability and a charge to OCI. At December 31, 2007, the fair value of plan assets exceeded the projected benefit obligation (PBO), resulting in an after-tax credit to OCI of $361 million. For the year ended December 31, 2006, an after-tax credit to OCI of $484 million had been recorded. During 2005, an after-tax charge of $290 million had been recorded. The accompanying consolidated balance sheet at December 31, 2007 includes a prepaid pension asset of $64 million for the excess of the market value of pension plan assets over the PBO for this plan. For the unfunded nonqualified plan, the accompanying consolidated balance sheet at December 31, 2007 includes liabilities totaling $307 million. Changes in these liabilities resulted in after-tax credits to OCI of $10 million and $12 million in 2007 and 2006, respectively, and an after-tax charge of $14 million in 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires that the funded status of benefit plans be recorded on the consolidated balance sheet. International Paper adopted SFAS No. 158 as of December 31, 2006. The effect of the adoption of this Statement on the Company’s consolidated balance sheet for the U.S. defined benefit plans is shown below:

In millions	Before Adoption	Adjustments	After Adoption
Intangible asset	$176	$(176)	$–
Liability	(435)	(436)	(871)
Deferred tax	749	235	984
Accumulated OCI	1,204	377	1,581

The accumulated benefit obligation for all defined benefit plans was $8.5 billion and $8.8 billion at December 31, 2007 and 2006, respectively. The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 (the nonqualified plan) and 2006 (the qualified and nonqualified plans).

In millions	2007	2006
Projected benefit obligation	$307	$9,237
Accumulated benefit obligation	261	8,801
Fair value of plan assets	–	8,366

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 11 years as of December 31, 2007) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost during the next fiscal year are $119 million and $28 million, respectively.

The following table shows the changes in the benefit obligation and plan assets for 2007 and 2006, and the plans’ funded status. The benefit obligation as of December 31, 2007 decreased by $454 million, principally as a result of an increase in the discount rate assumption used in computing the estimated benefit obligation. Plan assets increased by $174 million, reflecting favorable investment results. The fair value of plan assets is determined using quoted closing market prices for publicly traded securities, where available. Investments without readily determinable market prices are valued at their estimated fair values.

In millions	2007	2006
Change in projected benefit obligation:
Benefit obligation, January 1	$9,237	$9,278
Service cost	113	141
Interest cost	520	506
Actuarial gain	(599)	(118)
Benefits paid	(575)	(540)
Divestitures	–	(31)
Restructuring	1	2
Special termination benefits	2	27
Plan amendments	84	(28)
Benefit obligation, December 31	$8,783	$9,237
Change in plan assets:
Fair value of plan assets, January 1	$8,366	$6,944
Actual return on plan assets	720	935
Company contributions	29	1,027
Benefits paid	(575)	(540)
Fair value of plan assets, December 31	$8,540	$8,366
Funded status, December 31	$(243)	$(871)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$64	$–
Current liability	(27)	(41)
Non-current liability	(280)	(830)
	$(243)	$(871)
Amounts recognized in accumulated other comprehensive income under SFAS 158 (pre-tax):
Net actuarial loss	$1,513	$2,389
Prior service cost	239	175
	$1,752	$2,564

The components of the $812 million decrease in the amounts recognized in Accumulated OCI during 2007 consisted of:

In millions
Current year actuarial gain	$(686)
Amortization of actuarial loss	(190)
Current year prior service cost	84
Amortization of prior service cost	(20)
$(812)

The total amounts recognized in net periodic benefit costs and OCI were $603 million, $377 million and $243 million for 2007, 2006 and 2005, respectively.

NON-U.S. DEFINED BENEFIT PLANS

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2007	2006	2005
Service cost	$8	$13	$11
Interest cost	11	15	12
Expected return on plan assets	(13)	(13)	(10)
Actuarial (gain) loss	(1)	2	2
Net periodic pension expense (a)	$5	$17	$15

(a)

Excludes $3.4 million in curtailment gains in 2007, primarily related to the sale of Beverage Packaging and Arizona Chemical. Also excludes $10 million of curtailment losses in 2006 related to multiple divestitures to include the sale of Beverage Packaging, Coated Papers, Polyrey and U.K. Container recorded in Net (gains) losses on sales and impairments of businesses in the consolidated statement of operations.

Weighted average assumptions used to determine net pension expense for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount rate	5.66%	4.86%	5.11%
Expected long-term return on plan assets	8.37%	6.80%	6.68%
Rate of compensation increase	3.52%	3.39%	3.32%

The increase in the weighted average expected long-term return on plan assets in 2007 reflects an increase in expected returns in Brazil, consistent with higher actual investment returns in Brazil in recent years.

Weighted average assumptions used to determine benefit obligations as of December 31, 2007 and 2006, were as follows:

	2007	2006
Discount rate	5.77%	5.21%
Rate of compensation increase	3.45%	3.35%

The following table shows the changes in the benefit obligation and plan assets for 2007 and 2006 and the plans’ funded status as of December 31, 2007 and 2006.

In millions	2007	2006
Change in projected benefit obligation:
Benefit obligation, January 1	$248	$276
Obligations for additional plans	–	5
Service cost	8	13
Interest cost	11	14
Participants’ contributions	2	3
Divestitures	(68)	(61)
Actuarial gain	(25)	(23)
Benefits paid	(10)	(9)
Effect of foreign currency exchange rate movements	14	30
Benefit obligation, December 31	$180	$248
Change in plan assets:
Fair value of plan assets, January 1	$179	$173
Actual return on plan assets	16	18
Company contributions	12	36
Benefits paid	(10)	(9)
Participants’ contributions	2	3
Divestitures	(48)	(62)
Effect of foreign currency exchange rate movements	11	20
Fair value of plan assets, December 31	$162	$179
Funded status, December 31	$(18)	$(69)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$21	$10
Current liability	(2)	(3)
Non-current liability	(37)	(76)
	$(18)	$(69)
Amounts recognized in accumulated other comprehensive income (pre-tax):
Prior service cost	$1	$1
Net actuarial (gain)/loss	(24)	22
	$(23)	$23

The components of the $46 million decrease in the amounts recognized in Accumulated OCI during 2007 consisted of:

In millions
Current year actuarial gain	$(27)
Amortization of actuarial loss	(16)
Effect of foreign currency exchange rate movements	(3)
$(46)

The total amounts recognized in net periodic benefit cost and OCI were $(41) million, $17 million and $15 million for 2007, 2006 and 2005, respectively.

For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $40 million, $32 million and zero, respectively, at December 31, 2007. Plan assets consist principally of common stock and fixed income securities.

The effect of the adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for the non-U.S. defined benefit plans is shown below.

In millions	Before Adoption	Adjustments	After Adoption
Prepaid asset	$2	$8	$10
Liability	(70)	(9)	(79)
Deferred tax	7	–	7
Accumulated OCI	22	1	23

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

As determined by the provisions of each plan, International Paper matches the employees’ basic voluntary contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Such contributions to the plans totaled approximately $91 million, $96 million and $88 million for the plan years ending in 2007, 2006 and 2005, respectively.

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

The components of postretirement benefit expense in 2007, 2006 and 2005, were as follows:

In millions	2007	2006	2005
Service cost	$1	$2	$2
Interest cost	34	33	38
Actuarial loss	23	22	20
Amortization of prior service cost	(43)	(50)	(40)
Net postretirement benefit expense (a)	$15	$7	$20

(a)

Excludes $0.7 million, $1.3 million and $1.8 million of curtailment gains in 2007, 2006 and 2005, respectively, and $2.6 million in 2005 of termination benefits, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $13.2 million, $0.2 million and $4.1 million in curtailment gains in 2007, 2006 and 2005 respectively, and $13.7 million and $1 million of termination benefits in 2006 and 2005, respectively, related to certain divestitures recorded in Net (gains) losses on sales and impairments of businesses in the consolidated financial statements.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The discount rates used to determine net cost for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.50%

The weighted average assumptions used to determine the benefit obligation at December 31, 2007 and 2006, were as follows:

	2007	2006
Discount rate	5.90%	5.75%
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2011

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31,

2007, by approximately $34 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2007, by approximately $30 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $2 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2007 and 2006:

In millions	2007	2006
Change in benefit obligation:
Benefit obligation, January 1	$624	$703
Service cost	1	2
Interest cost	34	33
Participants’ contributions	48	46
Actuarial loss	40	12
Benefits paid	(134)	(133)
Less Federal subsidy	11	11
Plan amendments	–	(88)
Divestitures	5	16
Restructuring	–	6
Special termination benefits	3	16
Benefit obligation, December 31	$632	$624
Change in plan assets:
Fair value of plan assets, January 1	$–	$–
Company contributions	86	87
Participants’ contributions	48	46
Benefits paid	(134)	(133)
Fair value of plan assets, December 31	$–	$–
Funded status, December 31	$(632)	$(624)
Amount recognized in the consolidated balance sheet under SFAS 158:
Current liability	$(67)	$(59)
Non-current liability	(565)	(565)
	$(632)	$(624)
Amount recognized in accumulated other comprehensive income under SFAS 158 (pre-tax):
Net actuarial loss	$243	$227
Prior service credit	(119)	(182)
	$124	$45

The components of the $79 million increase in the amounts recognized in Accumulated OCI during 2007 consisted of:

In millions
Curtailment effects	$20
Current year actuarial loss	39
Amortization of actuarial loss	(23)
Amortization of prior service credit	43
$79

The total of amounts recognized in net periodic benefit cost and OCI were $94 million, $7 million and $20 million for 2007, 2006 and 2005, respectively.

The estimated amount of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost over the next fiscal year are $28 million and $38 million, respectively.

The effect of the adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for U.S. postretirement benefit plans is shown below:

In millions	Before Adoption	Adjustments	After Adoption
Current liability	$(59)	$–	$(59)
Noncurrent liability	(520)	(45)	(565)
Deferred tax	–	17	17
Accumulated OCI	–	28	28

At December 31, 2007, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts are as follows:

In millions	Benefit Payments	Subsidy Receipts
2008	$82	$16
2009	82	17
2010	82	19
2011	82	20
2012	81	22
2013 - 2017	378	123

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian, Brazilian and Moroccan employees are eligible for retiree health care and life insurance. Net postretirement benefit cost for our non-U.S. plans was $8 million for 2007, $3 million for 2006 and $3 million for 2005. The benefit obligation for these plans was $28 million in 2007, $17 million in 2006 and $21 million in 2005. The adoption of the provisions of SFAS No. 158 on the balance sheet at December 31, 2006 for the Company’s non-U.S. postretirement benefit plans was an increase in the non-current benefit liability of $2 million and a charge to OCI of approximately $1 million. Other changes in benefit obligations recognized in OCI for the year included $1 million in net losses and $1 million in amortized prior service cost.

NOTE 17 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a stock option program, a performance share program, a service-based restricted stock award program, and an executive continuity award program that provides for tandem grants of restricted stock and stock options. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (Committee) whose members are not eligible for awards. Also, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 3,310 and 4,225 rights outstanding at December 31, 2007 and 2006, respectively. Additionally, restricted stock, which may be deferred into restricted stock units (RSUs), may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

Effective January 1, 2006, International Paper adopted the provisions of SFAS No. 123(R), "Share-Based Payment” using the modified prospective method. As no unvested stock options were outstanding at this date, the adoption did not have a material impact on the consolidated financial statements.

STOCK OPTION PROGRAM

International Paper accounts for stock options under SFAS No. 123(R). Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants were expensed in 2007 and 2006.

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

For pro forma disclosure purposes (see Note 1), the fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007, 2006 and 2005, respectively:

	2007	2006	2005
Initial options (a)
Risk-free interest rate	N/A	N/A	3.82%
Price volatility	N/A	N/A	22.65%
Dividend yield	N/A	N/A	2.53%
Expected term in years	N/A	N/A	3.50
Replacement options (b)
Risk-free interest rate	4.92%	4.97%	2.99%
Price volatility	20.46%	19.70%	21.78%
Dividend yield	2.74%	2.70%	2.42%
Expected term in years	2.00	2.00	0.32

(a)	The average fair market value of initial option grants during 2005 was $6.78.
(b)	The average fair market values of replacement option grants during 2007, 2006 and 2005 were $4.68, $4.63 and $2.05, respectively.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2007:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2004	45,434,907	$39.70	6.80	$1,804
Granted	861,827	39.64
Exercised	(602,746)	33.74
Forfeited	(1,607,979)	41.44
Expired	(2,504,411)	43.52
Outstanding at December 31, 2005	41,581,598	39.49	6.00	1,642
Granted	997	37.06
Exercised	(964,744)	32.67
Forfeited	(850,949)	44.21
Expired	(3,784,204)	39.90
Outstanding at December 31, 2006	35,982,698	39.52	5.08	1,422
Granted	1,120	36.54
Exercised	(3,538,171)	34.40
Forfeited	(457,200)	46.97
Expired	(3,974,712)	41.18
Outstanding at December 31, 2007	28,013,735	$39.81	4.40	$1,115

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No. 123(R). The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE-BASED RESTRICTED SHARES

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. Under the PSP approved during 2001 and amended in 2004, awards vesting over a three-year period were granted in 2004. In 2005, the PSP was revised to provide for segmentation in which one-fourth of the award vested during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for certain members of senior management for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

PSP awards issued to the senior management group are liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2007
Expected volatility	20.02% - 23.98%
Risk-free interest rate	3.34% - 4.84%

The following summarizes PSP activity for the three years ending December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	2,245,249	$40.90
Granted	2,831,566	41.56
Shares issued	(519,533)	40.68
Forfeited	(361,965)	41.81
Outstanding at December 31, 2005	4,195,317	41.29
Granted	2,320,858	33.58
Shares issued	(638,541)	37.78
Forfeited	(373,176)	38.97
Outstanding at December 31, 2006	5,504,458	38.61
Granted	2,494,055	33.76
Shares issued (a)	(1,562,174)	42.55
Forfeited	(219,327)	38.74
Outstanding at December 31, 2007	6,217,012	$35.67

(a)	Includes 199,098 shares held for payout at the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	286,499	$38.75
Granted	8,000	43.10
Shares issued	(13,000)	43.05
Forfeited	(31,124)	40.19
Outstanding at December 31, 2005	250,375	38.49
Granted	78,000	34.43
Shares issued	(89,458)	38.80
Forfeited	(61,667)	36.59
Outstanding at December 31, 2006	177,250	37.21
Granted	14,000	33.85
Shares issued	(68,625)	36.57
Forfeited	–	–
Outstanding at December 31, 2007	122,625	$37.18

At December 31, 2007, 2006 and 2005 a total of 27.4 million, 24.5 million and 21.1 million shares, respectively, were available for grant under the LTICP. A total of 9.4 million shares, 11.0 million shares and 12.5 million shares were available for the granting of restricted stock as of December 31, 2007, 2006 and 2005, respectively.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005 was $124 million, $106 million and $53 million, respectively. The actual tax benefit realized for stock-based compensation costs was $15 million for 2007 and $3 million for both of the years ended December 31, 2006 and 2005. At December 31, 2007, $73 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares and continuity awards attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

INTERNATIONAL PAPER

INTERIM FINANCIAL RESULTS (UNAUDITED) (a)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2007
Net sales	$5,217		$5,291		$5,541		$5,841		$21,890
Gross margin (b)	1,366		1,410		1,455		1,599		5,830
Earnings from continuing operations before income taxes and minority interest	606	(c)	294	(e)	315	(g)	439	(h)	1,654	(c,e,g,h)
Loss from discontinued operations	(23	)(d)	(10	)(f)	(3)		(11	)(i)	(47	)(d,f,i)
Net earnings	434	(c,d)	190	(e,f)	217	(g)	327	(h,i,j)	1,168	(c-j)
Basic earnings per share of common stock
Earnings from continuing operations	$1.03	(c)	$0.46	(e)	$0.52	(g)	$0.80	(h)	$2.83	(c,e,g,h)
Loss from discontinued operations	(0.05	)(d)	(0.02	)(f)	(0.01)		(0.02	)(i)	(0.11	)(d,f,i)
Net earnings	0.98	(c,d)	0.44	(e,f)	0.51	(g)	0.78	(h,i,j)	2.72	(c-j)
Diluted earnings per share of common stock
Earnings from continuing operations	$1.02	(c)	$0.46	(e)	$0.52	(g)	$0.80	(h)	$2.81	(c,e,g,h)
Loss from discontinued operations	(0.05	)(d)	(0.02	)(f)	(0.01)		(0.02	)(i)	(0.11	)(d,f,i)
Net earnings	0.97	(c,d)	0.44	(e,f)	0.51	(g)	0.78	(h,i,j)	2.70	(c-j)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$38.00		$39.94		$41.57		$37.33		$41.57
Low	32.75		36.06		31.05		31.43		31.05

2006
Net sales	$5,526		$5,716		$5,429		$5,324		$21,995
Gross margin (b)	1,358		1,445		1,523		1,421		5,747
Earnings (loss) from continuing operations before income taxes and minority interest	(1,223	)(k)	99	(m)	594	(o)	3,718	(q)	3,188	(k,m,o,q)
Earnings (loss) from discontinued operations	(24	)(l)	21	(n)	(161	)(p)	(68	)(r)	(232	)(l,n,p,r)
Net earnings (loss)	(1,236	)(k,l)	83	(m,n)	224	(o,p)	1,979	(q,r)	1,050	(k-r)
Basic earnings per share of common stock
Earnings (loss) from continuing operations	$(2.49	)(k)	$0.13	(m)	$0.81	(o)	$4.56	(q)	$2.69	(k,m,o,q)
Earnings (loss) from discontinued operations	(0.05	)(l)	0.04	(n)	(0.34	)(p)	(0.15	)(r)	(0.48	)(l,n,p,r)
Net earnings (loss)	(2.54	)(k,l)	0.17	(m,n)	0.47	(o,p)	4.41	(q,r)	2.21	(k-r)
Diluted earnings per share of common stock
Earnings (loss) from continuing operations	$(2.49	)(k)	$0.13	(m)	$0.80	(o)	$4.53	(q)	$2.65	(k,m,o,q)
Earnings (loss) from discontinued operations	(0.05	)(l)	0.04	(n)	(0.34	)(p)	(0.15	)(r)	(0.47	)(l,n,p,r)
Net earnings (loss)	(2.54	)(k,l)	0.17	(m,n)	0.46	(o,p)	4.38	(q,r)	2.18	(k-r)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$36.39		$37.98		$36.05		$35.63		$37.98
Low	32.10		30.69		31.52		31.85		30.69

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)

All periods presented have been restated to reflect the Kraft Papers business, the Brazilian Coated Papers business, the Beverage Packaging business and the Wood Products business as Discontinued operations.

(b)	Gross margin represents net sales less cost of products sold.

(c)

Includes an $18 million charge before taxes ($11 million after taxes) for organizational restructuring charges associated with the Company’s previously announced Transformation Plan, a pre-tax gain of $103 million ($96 million after taxes) on the sale of the Arizona Chemical business, a pre-tax gain of $205 million ($164 million after taxes) related to the asset exchange for the Luiz Antonio mill in Brazil, and a $6 million pre-tax credit ($4 million after taxes) for adjustments to the loss on the sale of the Coated and Supercalendered Papers business.

(d)

Includes a pre-tax gain of $21 million ($9 million after taxes) relating to the sale of the Wood Products business, a pre-tax loss of $15 million ($39 million after taxes) for adjustments to the loss on the sale of the Beverage Packaging business, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to the loss on the sale of the Kraft Papers business, a $10 million pre-tax credit ($6 million after taxes) for additional refunds received from the Canadian government of duties paid by the Company’s Weldwood of Canada Limited business, and the operating results of the Beverage Packaging and Wood Products businesses.

(e)

Includes $17 million before taxes ($11 million after taxes) of accelerated depreciation charges for long-lived assets being removed from service and $9 million before taxes ($5 million after taxes) of other charges associated with the Company’s Transformation Plan, a pre-tax gain of $10 million ($5 million after taxes) to adjust the gain on the sale of the Arizona Chemical business, a pre-tax loss of $6 million ($4 million after taxes) to adjust the loss on the sale of box plants in the United Kingdom and Ireland, a $5 million after-tax adjustment related to the asset exchange for the Luiz Antonio mill in Brazil, and a net $3 million pre-tax charge ($3 million after taxes) related to other smaller items.

(f)	Includes a pre-tax charge of $6 million ($4 million after taxes) for adjustments relating to the sale of the Wood Products business, a pre-tax charge of $5 million ($3 million after taxes) for adjustments relating to the sale of the Beverage Packaging business, and the operating results of these businesses.

(g)

Includes a pre-tax charge of $27 million ($17 million after taxes) of accelerated depreciation charges for the Terre Haute, Indiana mill which was closed as part of the Company’s Transformation Plan, a pre-tax charge of $10 million ($6 million after taxes) for environmental costs associated with this closure, a pre-tax charge of $3 million ($2 million after taxes) for Brazilian restructuring charges, a pre-tax charge of $2 million ($1 million after taxes) for severance and other charges associated with the Company’s Transformation Plan, and a pre-tax gain of $9 million ($5 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 sale of U.S. Forestlands included in the Company’s Transformation Plan.

(h)

Includes a pre-tax charge of $4 million ($3 million after taxes) for asset write-offs at the Pensacola mill, a pre-tax charge of $14 million ($9 million after taxes) for severance and other charges associated with the Company’s Transformation Plan, a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity Tax adjustment, a pre-tax gain of $7 million ($5 million after taxes) for an adjustment to the loss on the sale of box plants in the United Kingdom and Ireland, a pre-tax gain of $5 million ($3 million after taxes) for an adjustment to the loss on the sale of the Marasquel mill, and a pre-tax gain of $1 million ($1 million after taxes) for other items.

(i)

Includes a pre-tax charge of $9 million ($5 million after taxes) for the Beverage Packaging business and a pre-tax gain of $4 million ($3 million after taxes) for the Wood Products business for adjustments related to the sales of those businesses, a pre-tax charge of $4 million ($3 million after taxes) for additional taxes associated with the sale of Weldwood of Canada Limited, and the quarterly operating results of the Wood Products business.

(j)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

(k)	Includes a charge of $1.3 billion before taxes ($1.2 billion after taxes) to reduce the carrying value of the net assets of the Coated and Supercalendered Papers business to their estimated fair value, an $18 million charge before taxes ($11 million after taxes) for organizational restructuring charges associated with the Company’s previously announced Transformation Plan, an $8 million charge before taxes ($5 million after taxes) for losses on early debt extinguishment, and an $18 million charge before taxes ($11 million after taxes) for legal reserves.

(l)

Includes a charge of $100 million before taxes ($61 million after taxes) to reduce the carrying value of the net assets of the Kraft Papers business to their estimated fair value, and the operating results of the Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(m)

Includes a pre-tax credit of $62 million ($39 million after taxes) for gains on sales of U.S. forestlands included in the Transformation Plan, a pre-tax charge of $85 million ($53 million after taxes) to adjust the carrying value of the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, a pre-tax charge of $52 million ($37 million after taxes) to write down the carrying value of certain assets in Brazil to their estimated fair value, a pre-tax charge of $48 million ($29 million after taxes) for severance and other charges associated with the Company’s Transformation Plan, and a $4 million pre-tax charge ($3 million after taxes) for a legal settlement.

(n)

Includes a pre-tax charge of $16 million ($11 million after taxes) to reduce the carrying value of the net assets of the Kraft Papers business to their estimated fair value, and the operating results of the Kraft Papers, Wood Products, Beverage Packaging, and Brazilian Coated Papers businesses.

(o)

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

(p)

Includes a pre-tax credit of $101 million ($80 million after taxes) for the gain on the sale of the Company’s Brazilian Coated Papers business, pre-tax losses of $115 million and $165 million ($82 million and $165 million after taxes) to adjust the carrying values of the Company’s Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values, a net pre-tax gain of $12 million ($3 million after taxes) related to smaller items, and the operating results of the Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(q)

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

(r)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES:

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by the management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

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

All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance as to such financial statement preparation and asset safeguarding. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

As of December 31, 2007, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on page 45, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2007.

In making this assessment, we used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, has audited the consolidated financial statements prepared by us. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on our internal controls over financial reporting.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These two operations contributed approximately 3% of net sales for the year ended December 31, 2007, and approximately 4% of total assets as of December 31, 2007.

ITEM 9B. OTHER INFORMATION

As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2007, Mr. Paul Herbert, former senior vice president, International Paper Company, resigned his position with the Company to become chief executive officer of OJSC Ilim Group (Ilim Group). Ilim Group is a 50:50 joint venture between the Company and Ilim Holding S.A.

Under the post-employment agreement between the Company and Mr. Herbert, effective October 4, 2007 (the Agreement), attached as Exhibit 10.31, Mr. Herbert continues to participate in Company-provided health and welfare benefits during his service to Ilim Group. In addition, in 2009 and 2010, the Company will pay Mr. Herbert a lump sum amount equal to the value of restricted stock that he would have been eligible to receive under the Company’s Performance Share Plan had he remained employed during 2008 and 2009, respectively. For subsequent years, Mr. Herbert’s long-term incentive compensation will be earned under, and paid by, Ilim Group’s incentive compensation plans.

Mr. Herbert’s Company retirement benefits became vested under our SERP, and, if his employment is terminated under the following scenarios he will receive the equivalent of an unreduced retirement benefit: (1) his employment terminates after he has completed two years of service to Ilim Group, (2) he is terminated at any time without Cause (as defined in the Agreement) or he voluntarily leaves for Good Reason (as defined in the Agreement), (3) he becomes disabled, or (4) there is a change in control of Ilim Group resulting in his termination of employment where he does not return to a Comparable Position (as defined by the Agreement) with the Company.

Mr. Herbert is not eligible to receive severance under the Company’s Salaried Severance Plan unless his employment with Ilim Group is terminated and there is no Comparable Position with the Company for him to return to, or if he receives severance from Ilim Group. Mr. Herbert remains covered by the Company’s Tier I change in control agreement (previously filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 17, 2005).

In the event Mr. Herbert’s employment is terminated with Ilim Group within two years of a change in control of Ilim Group, then Mr. Herbert is not eligible for benefits under the Company’s change in control agreement, but instead may return to a Comparable Position with the Company (or receive severance, if no Comparable Position is available). If the Company offers Mr. Herbert a Comparable Position, and he chooses to not accept such offer of employment, then Mr. Herbert may retire, and will not be eligible for severance.

The Company has agreed that Mr. Herbert will receive comparable tax equalization benefits provided to expatriates under our Global Mobility Policy. The Company also agreed to reimburse legal expenses incurred in connection with negotiating the Agreement, and tax reimbursement on that amount.

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

The Company’s Code of Business Ethics (Code) is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. We disclose any amendments to our Code and any waivers from a provision of our code granted to our directors, chief executive officer and senior financial offi-

cers on our Internet Web site within four business days following such amendment or waiver. To date, no waivers of the code have been granted.

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

Information with respect to compliance with Section 16(a) of the Securities and Exchange Act and our corporate governance is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Additional Financial Data

2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2007, 2006 and 2005	100
Consolidated Schedule: II-Valuation and Qualifying Accounts	101

(3)	Exhibits:

(3.1)

Composite copy of Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(3.2)

By-laws of International Paper Company, as amended through October 10, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 16, 2006, File No. 1-3157).

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

(10.1)

Amended and Restated Purchase Agreement dated as of May 26, 2006 Among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company, and the other selling parties listed on Schedule A (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-3157).

(10.2)

Amendment, dated November 3, 2006, to Amended and Restated Purchase Agreement, dated as of May 26, 2006, among Red Mountain Timberlands LLC, Forest Investment Associates L.P., Red Mountain Investments LLC, FIA Investments LLC, RMS Timberlands LLC, RMS Texas Timberlands I LP, Red Mountain Operations LLC, International Paper Company and the other selling parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.3)

Purchase Agreement dated as of April 4, 2006 among TimberStar Southwest Parent LLC, TimberStar Southwest LLC, International Paper Company and other selling parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157).

(10.4)

First Amendment, dated October 30, 2006, to Purchase Agreement, dated as of April 4, 2006, among TimberStar Southwest Parent LLC, TimberStar Southwest LLC, International Paper Company and the other selling parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.5)

Agreement of Purchase and Sale by and between International Paper Company, CMP Investments LP and CMP Holdings LLC, dated as of June 4, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2006, File No. 1-3157).

(10.6)

Amendment No. 1 to Agreement of Purchase and Sale by and among International Paper Company, CMP Investments L.P. and CMP Holdings LLC, dated and effective as of August 1, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-3157).

(10.7)

Exchange Agreement dated September 19, 2006, by and between Votorantim Celulose E Papel S.A. and International Paper Investments (Holland) B.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 25, 2006, File No. 1-3157).

(10.8)

Closing Memorandum, dated February 1, 2007, entered into between International Paper Investments (Holland) B.V. and Votorantim Celulose E Papel S.A. (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.9)

Purchase Agreement, dated December 7, 2006, by and between Sustainable Forests L.L.C. and RBIP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.10)

IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.11)

IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(10.12)

Share Purchase Agreement, dated August 16, 2007, in respect of Ilim Holdings S.A. by and among International Paper Investments (Luxembourg) S.ar.l., Pulp Holding Luxembourg S.ar.l., Ilim Holding Luxembourg S.ar.l., Ilim Holding S.A., International Paper Company, Mr. Zakhar Smushkin, Mr. Mikhail Zingarevich, Mr. Leonid Eruhimovich and Mr. Boris Zingarevich (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-3157).

(10.13)

First Amendment Deed to Share Purchase Agreement, dated October 4, 2007, in respect of Ilim Holdings S.A. by and among International Paper Investments (Luxembourg) S.ar.l., Pulp Holding Luxembourg S.ar.l., Ilim Holding Luxembourg S.ar.l., Ilim Holding S.A., International Paper Company, Mr. Zakhar Smushkin, Mr. Mikhail Zingarevich, Mr. Leonid Eruhimovich and Mr. Boris Zingarevich (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-3157).

(10.14)

2007 Management Incentive Plan, amended and restated as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-3157). +

(10.15)

Long-Term Incentive Compensation Plan, amended and restated as of February 7, 2005 (the “LTICP”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 11, 2005, File No. 1-3157). +

(10.16)	Form of individual non-qualified stock option agreement under the LTICP (incorporated by reference to

Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157). +

(10.17)

Form of individual executive continuity award under the LTICP (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157). +

(10.18)	Form of Restricted Stock Award under the LTICP (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157). +

(10.19)	Deferred Compensation Savings Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3157). +

(10.20)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3157). +

(10.21)	Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008. + *

(10.22)	Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2008. + *

(10.23)

Form of Non-Competition Agreement entered into by certain Company employees (including named executive officers) who have received restricted stock under the LTICP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157). +

(10.24)

Form of Non-Solicitation Agreement entered into by certain Company employees (including named executive officers) who have received restricted stock under the LTICP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157). +

(10.25)	Form of Change of Control Agreement—Tier I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157). +

(10.26)	Form of Change of Control Agreement—Tier II (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 17, 2005, File No. 1-3157). +

(10.27)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157). +

(10.28)

Retirement Agreement dated March 21, 2006, between Robert M. Amen and International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 1-3157). +

(10.29)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 1-3157). +

(10.30)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 1-3157). +

(10.31)	Executive Employment Agreement between the Company and Paul Herbert, effective October 5, 2007. + *

(10.32)

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

(10.33)

Consent dated as of December 7, 2006 to the 5-year Credit Agreement, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.34)

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

(10.35)

First Amendment, dated as of December 30, 2005, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, acting through its New York Branch, as a Co-Agent, Starbird Funding Corporation, Citicorp North America, Inc., as a Co-Agent, and Wachovia Bank, National Association as Co-Agent and as Administrative Agent (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.36)

Second Amendment, dated as of October 25, 2006, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch (formerly known as The Bank of Tokyo-Mitsubishi Ltd., New York Branch), as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, New York Branch, as a Co-Agent, Starbird Funding Corporation, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-3157).

(10.37)

Third Amendment, dated as of December 15, 2006, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, Inc., as Borrower, International Paper Financial Services, Inc., as Servicer, International Paper Company, as Performance Guarantor, The Bank of Tokyo-Mitsubishi UFJ Ltd., New York Branch (formerly known as The Bank of Tokyo-Mitsubishi Ltd., New York Branch), as a Co-Agent, JP Morgan Chase Bank, N.A., as a Co-Agent, BNP Paribas, New York Branch, as a Co-Agent, Starbird Funding Corporation, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.38)	Receivables Sale Agreement dated as of December 26, 2001, between International Paper Company, as originator, and International Paper Financial Services, Inc., as buyer

(incorporated by reference to Exhibit (b)(2) to the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(10.39)

First Amendment to Receivables Sale Agreement dated November 19, 2003, (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.40)

Second Amendment to Receivables Sale Agreement dated November 17, 2004 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.41)

Receivables Sale and Contribution Agreement dated as of December 26, 2001, between International Paper Financial Services, Inc., and Red Bird Receivables, Inc., as Buyer (incorporated by reference to Exhibit (b)(3) to the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(10.42)

First Amendment to Receivables Sale and Contribution Agreement dated February 28, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.43)

Second Amendment to Receivables Sale and Contribution Agreement dated December 23, 2002 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.44)

Third Amendment to Receivables Sale and Contribution Agreement dated December 3, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.45)

Fourth Amendment to Receivables Sale and Contribution Agreement dated November 17, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.46)

Omnibus Amendment [Amendment No. 3 to Receivables Sale Agreement, Amendment No. 5 to Receivables Sale and Contribution Agreement Amendment No. 2 to Amended and Restated Credit and Security Agreement] dated August 7, 2006 (incorporated by reference to Exhibit (b)(4) to the Company’s Schedule TO filed with the Securities and Exchange Commission on August 16, 2006).

(10.47)

Omnibus Amendment [Amendment No. 3 to Receivables Sale Agreement and Amendment No. 5 to Receivables Sale and Contribution Agreement] entered into as of February 28, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-3157).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3157).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

+ Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper Company:

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Memphis, Tennessee

February 28, 2008

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2007
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$85	$14	$–	$(4	)(a)	$95
Restructuring reserves	56	30	–	(79	)(b)	7

	For the Year Ended December 31, 2006
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$94	$19	$–	$(28	)(a)	$85
Restructuring reserves	33	125	–	(102	)(b)	56

	For the Year Ended December 31, 2005
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets
Shown on Balance Sheet:
Doubtful accounts – current	$108	$17	$–	$(31	)(a)	$94
Restructuring reserves	–	90	–	(57	)(b)	33

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

February 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 29, 2008

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 29, 2008

/S/ MARTHA FINN BROOKS Martha Finn Brooks	Director	February 29, 2008

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	February 29, 2008

/S/ LYNN LAVERTY ELSENHANS Lynn Laverty Elsenhans	Director	February 29, 2008

/S/ DONALD F. MCHENRY Donald F. McHenry	Director	February 29, 2008

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 29, 2008

/S/ JOHN F. TURNER John F. Turner	Director	February 29, 2008

/S/ WILLIAM G. WALTER William G. Walter	Director	February 29, 2008

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 29, 2008

/S/ J. STEVEN WHISLER J. Steven Whisler	Director	February 29, 2008

/S/ TIM S. NICHOLLS Tim S. Nicholls	Senior Vice President and Chief Financial Officer	February 29, 2008

/S/ ROBERT J. GRILLET Robert J. Grillet	Vice President – Finance and Controller	February 29, 2008

Appendix I

2007 LISTING OF FACILITIES

(all facilities are owned except noted otherwise)

PRINTING PAPERS	Decatur, Alabama	Lavergne, Tennessee leased
	Dothan, Alabama leased	Morristown, Tennessee
Uncoated Papers and Pulp	Conway, Arkansas	Murfreesboro, Tennessee
U.S.:	Jonesboro, Arkansas	Dallas, Texas
Courtland, Alabama	Russellville, Arkansas	Edinburg, Texas (2 locations)
Selma, Alabama	Carson, California	El Paso, Texas
(Riverdale Mill)	Hanford, California	Ft. Worth, Texas
Ontario, California leased	Modesto, California	Hidalgo, Texas leased
(C & D Center)	San Leandro, California leased	San Antonio, Texas
Cantonment, Florida	Stockton, California	Chesapeake, Virginia
(Pensacola Mill)	Vernon, California	Richmond, Virginia
Bastrop, Louisiana	Putnam, Connecticut	Cedarburg, Wisconsin
(Louisiana Mill)	Auburndale, Florida	Fond du Lac, Wisconsin
Springhill, Louisiana	Jacksonville, Florida leased	International:
(C & D Center)	Lake Wales, Florida	Tillsonburg, Ontario, Canada leased
Sturgis, Michigan	Forest Park, Georgia	Las Palmas, Canary Islands
(C & D Center)	Savannah, Georgia	Tenerife, Canary Islands
Ticonderoga, New York	Stockbridge, Georgia leased	Rancagua, Chile
Riegelwood, North Carolina	Bedford Park, Illinois leased	Beijing, China
Hazleton, Pennsylvania	Chicago, Illinois	Chengdu, China
(C & D Center)	Des Plaines, Illinois	Dalian, China
Eastover, South Carolina	Northlake, Illinois	Dongguan, China
Georgetown, South Carolina	Fort Wayne, Indiana	Guangzhou, China
Sumter, South Carolina	Hartford City, Indiana	Shanghai, China
Franklin, Virginia	Portland, Indiana leased	Shenyang, China
International:	Lexington, Kentucky	Tianjin, China
Luiz Antônio, São Paulo, Brazil	Lafayette, Louisiana	Wuxi, China
Mogi Guacu, São Paulo, Brazil	Shreveport, Louisiana	Arles, France
Saillat, France	Springhill, Louisiana	Chalon-sur-Saone, France
Kwidzyn, Poland	Auburn, Maine	Creil, France
Svetogorsk, Russia	Brownstown, Michigan	LePuy, France
Inverurie, Scotland	Howell, Michigan	Mortagne, France
	Kalamazoo, Michigan	Guadeloupe, French West Indies
INDUSTRIAL PACKAGING	Monroe, Michigan leased	Bellusco, Italy
	Arden Hills, Minnesota	Catania, Italy
Containerboard	Minneapolis, Minnesota	Pomezia, Italy
U.S.:	Houston, Mississippi leased	San Felice, Italy
Prattville, Alabama	Kansas City, Missouri	Jaurez, Mexico leased
Pensacola, Florida	North Kansas City, Missouri leased	Puebla, Mexico leased
Savannah, Georgia	Statesville, North Carolina	Agadir, Morocco
Mansfield, Louisiana	Byesville, Ohio	(2 locations)
Pineville, Louisiana	Cincinnati, Ohio	1 leased
Vicksburg, Mississippi	Newark, Ohio	Casablanca, Morocco
International:	Solon, Ohio	Kenitra, Morocco
Yanzhou City, China	Wooster, Ohio	Alcala, Spain leased
Arles, France	Eighty-four, Pennsylvania	Almeria, Spain
(Etienne Mill)	Lancaster, Pennsylvania	Barcelona, Spain
Kenitra, Morocco	Mount Carmel, Pennsylvania	Bilbao, Spain
Corrugated Container	Georgetown, South Carolina	Gandia, Spain
U.S.:	Laurens, South Carolina	Valladolid, Spain
Bay Minette, Alabama	Spartanburg, South Carolina	Bangkok, Thailand

A-1

Appendix I

INDUSTRIAL PACKAGING

Coated Paperboard

Ontario, California leased

(C & D Center)

Augusta, Georgia

Springhill, Louisiana

(C & D Center)

Sturgis, Michigan

(C & D Center)

Greensboro, North Carolina

Riegelwood, North Carolina

Hazleton, Pennsylvania

(C & D Center)

Prosperity, South Carolina

Texarkana, Texas

Franklin, Virginia

Foodservice

U.S.:

Visalia, California

Shelbyville, Illinois

Kenton, Ohio

International:

Shanghai, China

Bogota, Columbia

Cheshire, England leased

D.N. Ashrat, Israel

Mexico City, Mexico leased

Shorewood Packaging

U.S.:

Indianapolis, Indiana

Louisville, Kentucky

Harrison, New Jersey leased

West Deptford, New Jersey

Hendersonville, North Carolina

Weaverville, North Carolina

Springfield, Oregon

Danville, Virginia

Newport News, Virginia

Roanoke, Virginia

International:

Brockville, Ontario, Canada

Smith Falls, Ontario, Canada

Toronto, Ontario, Canada

Guangzhou, China

Kunshan, China

Sacheon, South Korea

Ebbw Vale, Wales, United Kingdom

DISTRIBUTION

xpedx

U.S.:

Stores Group

Chicago, Illinois

140 locations nationwide

133 leased

South Central Region

Greensboro, North Carolina

39 branches in the Southeast and Mid-west States

28 leased

West Region

Denver, Colorado

32 branches in the Rocky Mountain, Northwest, and Pacific States

19 leased

North Central Region

Hartford, Connecticut

32 branches in New England, Upper Mid-west and Middle Atlantic States

25 leased

National Group

Loveland, Ohio

7 locations in Georgia, Kansas, Ohio, New York, Illinois, and Missouri

all leased

International:

Canada (3 locations)

all leased

Mexico (20 locations)

all leased

FOREST PRODUCTS

Forest Resources

U.S.:

Approximately 300,000 acres
in the South and North

International:

Approximately 250,000 acres
in Brazil

Wood Products

Meldrim, Georgia

Johnston, South Carolina

Sampit, South Carolina

Franklin, Virginia

SPECIALTY BUSINESSES AND OTHER IP Mineral Resources Houston, Texas leased

A-2

Appendix II

2007 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Printing Papers
Uncoated Freesheet	3,400	1,381	882	–	5,663
Bristols	340	–	–	–	340
Uncoated Papers and Bristols	3,740	1,381	882	–	6,003
Dried Pulp	1,040	134	–	–	1,174
Newsprint	–	127	–	–	127
Total Printing Papers	4,780	1,642	882	–	7,304
Industrial Packaging
Containerboard	4,798	270	–	–	5,068

Consumer Packaging
Coated Paperboard	1,879	340	–	495	2,714
Total Packaging	6,677	610	–	495	7,782

Forest Resources We own, manage or have an interest in more than 1.0 million acres of forestlands worldwide. These forest lands and associated acres are located in the following regions:	(M Acres	)
South	303
North	6
Total U.S.	309
Brazil	260
Total	569
We have harvesting rights in:
Russia	516
Total	1,085

A-3