Form 10-Q
period 2008-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2008-05-09
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 7, 2008 was

427,625,220.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net Sales	$5,668	$5,217

Costs and Expenses
Cost of products sold	4,261	3,851
Selling and administrative expenses	472	435
Depreciation, amortization and cost of timber harvested	286	262
Distribution expenses	285	256
Taxes other than payroll and income taxes	44	42
Restructuring and other charges	42	18
Net gains on sales and impairments of businesses	(1)	(314)
Interest expense, net	81	61

Earnings From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	198	606
Income tax provision	59	143
Equity earnings, net of taxes	16	—
Minority interest expense, net of taxes	5	6

Earnings From Continuing Operations	150	457
Discontinued operations, net of taxes and minority interest	(17)	(23)

Net Earnings	$133	$434

Basic Earnings Per Common Share
Earnings from continuing operations	$0.36	$1.03
Discontinued operations	(0.04)	(0.05)

Net earnings	$0.32	$0.98

Diluted Earnings Per Common Share
Earnings from continuing operations	$0.35	$1.02
Discontinued operations	(0.04)	(0.05)

Net earnings	$0.31	$0.97

Average Shares of Common Stock Outstanding - assuming dilution	423.3	448.4

Cash Dividends Per Common Share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and temporary investments	$880	$905
Accounts and notes receivable, net	3,206	3,152
Inventories	2,147	2,071
Assets of businesses held for sale	—	24
Deferred income tax assets	206	213
Other current assets	273	370

Total Current Assets	6,712	6,735

Plants, Properties and Equipment, net	10,290	10,141
Forestlands	778	770
Investments	1,317	1,276
Goodwill	3,658	3,650
Deferred Charges and Other Assets	1,600	1,587

Total Assets	$24,355	$24,159

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$727	$267
Accounts payable	2,184	2,145
Accrued payroll and benefits	279	400
Liabilities of businesses held for sale	—	4
Other accrued liabilities	955	1,026

Total Current Liabilities	4,145	3,842

Long-Term Debt	6,037	6,353
Deferred Income Taxes	3,117	2,919
Other Liabilities	1,823	2,145
Minority Interest	234	228
Common Shareholders’ Equity
Common stock, $1 par value, 493.6 shares in 2008 and 2007	494	494
Paid-in capital	6,671	6,755
Retained earnings	4,396	4,375
Accumulated other comprehensive loss	(179)	(471)

	11,382	11,153
Less: Common stock held in treasury, at cost, 65.9 shares in 2008 and 68.4 shares in 2007	2,383	2,481

Total Common Shareholders’ Equity	8,999	8,672

Total Liabilities and Common Shareholders’ Equity	$24,355	$24,159

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net earnings	$133	$434
Discontinued operations, net of taxes and minority interest	17	23

Earnings from continuing operations	150	457
Depreciation, amortization and cost of timber harvested	286	262
Deferred income tax (benefit) expense, net	(130)	74
Restructuring and other charges	42	18
Payments related to restructuring and legal reserves	(22)	(22)
Net gains on sales and impairments of businesses	(1)	(314)
Equity earnings, net	(16)	—
Periodic pension expense, net	28	52
Other, net	81	51
Changes in current assets and liabilities
Accounts and notes receivable	5	(81)
Inventories	(32)	(129)
Accounts payable and accrued liabilities	(75)	(61)
Other	118	(11)

Cash provided by operations - continuing operations	434	296
Cash used for operations - discontinued operations	—	(44)

Cash Provided by Operations	434	252

Investment Activities
Invested in capital projects	(215)	(178)
Proceeds from divestititures	14	1,633
Other	(140)	(118)

Cash (used for) provided by investment activities - continuing operations	(341)	1,337
Cash used for investment activities - discontinued operations	—	(11)

Cash (Used for) Provided by Investment Activities	(341)	1,326

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(47)	(398)
Issuance of common stock	1	30
Issuance of debt	83	—
Reduction of debt	(26)	(362)
Change in book overdrafts	(39)	20
Dividends paid	(112)	(114)
Other	—	(3)

Cash Used for Financing Activities	(140)	(827)

Effect of Exchange Rate Changes on Cash	22	15

Change in Cash and Temporary Investments	(25)	766
Cash and Temporary Investments
Beginning of the period	905	1,624

End of the period	$880	$2,390

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Three Months Ended March 31, 2008

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2007	493,556	$494	$6,755	$4,375	$(471)	68,436	$2,481	$8,672
Issuance of stock for various plans, net	—	—	(84)	—	—	(2,501)	(98)	14
Cash dividends - Common stock ($0.25 per share)	—	—	—	(112)	—	—	—	(112)
Comprehensive income (loss):
Net earnings	—	—	—	133	—	—	—	133
Amortization of pension and post retirement prior service costs and net loss:
U.S. plans (less tax of $15)	—	—	—	—	20	—	—	20
Non-U.S. plans (less tax of $0)	—	—	—	—	3	—	—	3
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	246	—	—	246
Net gains on cash flow hedging derivatives:
Net gain arising during the period
(less tax of $17)	—	—	—	—	36	—	—	36
Less: Reclassification adjustment for gains included in net income (less tax of $4)	—	—	—	—	(13)	—	—	(13)

Total comprehensive income								425

Balance, March 31, 2008	493,556	$494	$6,671	$4,396	$(179)	65,935	$2,383	$8,999

Three Months Ended March 31, 2007

	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	2	—	(75)	—	—	(2,681)	(97)	22
Repurchase of stock	—	—	—	—	—	11,231	398	(398)
Cash dividends - Common stock ($0.25 per share)	—	—	—	(114)	—	—	—	(114)
Comprehensive income (loss):
Net earnings	—	—	—	434	—	—	—	434
Amortization of pension and post-retirement prior service costs and net loss (less tax of $10)	—	—	—	—	18	—	—	18
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	88	—	—	88
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $1)	—	—	—	—	10	—	—	10
Less: Reclassification adjustment for gains included in net income (less tax of $0)	—	—	—	—	(4)	—	—	(4)
Total comprehensive income								546

Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, March 31, 2007	493,342	$493	$6,660	$3,963	$(1,452)	48,394	$1,739	$7,925

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2007 which has previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 19. Effective January 1, 2008, the Company changed its method of allocating corporate overhead to increase the expense amounts allocated to its business segments in reports reviewed by its chief executive officer to facilitate performance comparisons with other companies. Accordingly, the Company has revised its presentation of industry segment operating profit to reflect this change in allocation method, and has restated all comparative prior period information on this basis, reducing reported industry segment operating profits by $127 million and $145 million for the three months ended March 31, 2007 and December 31, 2007, respectively, with no effect on reported net income.

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

		Three Months Ended March 31,
In millions, except per share amounts		2008	2007
Earnings from continuing operations		$150	$457
Effect of dilutive securities		—	—

Earnings from continuing operations - assuming dilution		$150	$457

Average common shares outstanding		420.6	445.3
Effect of dilutive securities
Restricted stock performance share plan		2.6	2.7
Stock options	(a)	0.1	0.4

Average common shares outstanding - assuming dilution		423.3	448.4

Earnings per common share from continuing operations		$0.36	$1.03

Diluted earnings per common share from continuing operations		$0.35	$1.02

(a)	Options to purchase 25.4 million shares and 21.1 million shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company's common stock for each respective reporting date.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2008:

During the first quarter of 2008, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded, including a $40 million charge before taxes ($25 million after taxes) for adjustments of legal reserves (see Note 9), a $5 million charge before taxes ($3 million after taxes) related to the reorganization of the Company’s Shorewood operations in Canada and a $3 million credit before taxes ($2 million after taxes) for adjustments to previously recorded reserves associated with the Company’s organizational restructuring programs.

2007:

During the first quarter of 2007, restructuring and other charges totaling $18 million before taxes ($11 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $12 million before taxes ($7 million after taxes) of accelerated depreciation charges for long-lived assets being removed from service. Additionally, a $2 million pre-tax credit ($1 million after taxes) was recorded in Interest expense, net, for interest received from the Canadian government on refunds of prior-year softwood lumber duties.

NOTE 4 - ACQUISITIONS, EXCHANGES AND JOINT VENTURES

Acquisitions:

2008:

On March 17, 2008, International Paper announced that it had signed an agreement with Weyerhaeuser Company to purchase its Containerboard, Packaging and Recycling (CBPR) business for $6 billion in cash, subject to post-closing adjustments. International Paper expects to finance the purchase with debt financing. The business will become part of International Paper’s North American Packaging business. The transaction has been approved by United States regulators but additional pre-merger approvals are required in other jurisdictions. The acquisition is expected to close in the third quarter of 2008, subject to customary closing conditions. The agreement provides that a termination fee of $100 million could become payable to Weyerhaeuser Company if International Paper were unable to obtain sufficient financing for the acquisition and certain other conditions were met.

2007:

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a privately held paper and packaging distributor in the United States, for $189 million. During the first quarter of 2008, the Company finalized the allocation of the purchase price to the fair value of the assets and liabilities acquired as follows:

In millions
Accounts receivable	$116
Inventory	31
Other current assets	7
Plants, properties and equipment, net	2
Goodwill	78
Deferred tax asset	5
Other intangible assets	33

Total assets acquired	272

Other current liabilities	79
Other liabilities	4

Total liabilities assumed	83

Net assets acquired	$189

The identifiable intangible assets acquired in connection with the Central Lewmar acquisition included the following:

In millions	Estimated Fair Value	Average Useful Life
Asset Class:
Customer lists	$18	13 years
Non-compete covenants	7	5 years
Trade names	8	15 years

Total	$33

Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition on August 24, 2007.

Exchanges:

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in the 2007 first quarter of a pre-tax gain of $205 million ($164 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net gains on sales and impairments of businesses in the accompanying consolidated statement of operations.

The following table summarizes the final allocation of the fair value of the assets exchanged to the assets and liabilities acquired.

In millions
Accounts receivable	$55
Inventory	19
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	434
Goodwill	521
Other intangible assets	154
Other long-term assets	9

Total assets acquired	1,814

Other current liabilities	18
Deferred income taxes	270
Other liabilities	6

Total liabilities assumed	294

Net assets acquired	$1,520

Identifiable intangible assets included the following:

In millions	Estimated Fair Value	Average Useful Life
Asset Class:
Non-competition agreement	$10	2 years
Customer lists	144	10 - 20 years

Total	$154

The following unaudited pro forma information for the three months ended March 31, 2007 presents the results of operations of International Paper as if the Central Lewmar acquisition and the Luiz Antonio asset exchange had occurred on January 1, 2007. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2007, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended March 31, 2007
Net sales	$5,539
Earnings from continuing operations	483
Net earnings	460
Earnings from continuing operations per common share	1.08
Net earnings per common share	1.03

Joint Ventures:

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable. The Company’s investment in Ilim totaled $697 million at March 31, 2008, which is approximately $350 million higher than the Company’s share of the underlying net assets of Ilim. Based on initial estimates, approximately $150 million of this basis difference, principally related to the estimated fair value write-up of Ilim plant, property and equipment, is being amortized as a reduction of reported net income over the estimated remaining useful lives of the related assets. An estimated $200 million of the difference represents estimated goodwill.

International Paper is accounting for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting. Due to the complex organization structure of Ilim’s operations, and the extended time required for Ilim to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2008 includes the Company’s share of Ilim’s operating results for the three-month period ended December 31, 2007 under the caption Equity earnings, net of taxes.

NOTE 5 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2008:

During the first quarter of 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment to the purchase price received by the Company for the sale of its Beverage Packaging business (see Note 9), and a $2 million charge before taxes ($1 million after taxes) for operating losses related to certain wood products facilities.

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

Other Divestitures and Impairments:

2008:

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

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

These gains are included, along with the gain on the exchange for the Luiz Antonio mill in Brazil (see Note 4), in Net gains on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $598 million and $578 million at March 31, 2008 and December 31, 2007, respectively.

Inventories by major category were:

In millions	March 31, 2008	December 31, 2007
Raw materials	$409	$320
Finished pulp, paper and packaging products	1,380	1,413
Operating supplies	314	308
Other	44	30

Total	$2,147	$2,071

Accumulated depreciation was $15.3 billion at March 31, 2008 and $14.9 billion at December 31, 2007. The allowance for doubtful accounts was $102 million at March 31, 2008 and $95 million at December 31, 2007.

The following tables present changes in goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2008 and 2007:

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2008
Printing Papers	$2,043	$11	$(7	)(b)	$2,047
Industrial Packaging	683	3	—		686
Consumer Packaging	530	4	—		534
Distribution	394	—	(3	)(c)	391

Total	$3,650	$18	$(10)		$3,658

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a decrease related to the reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(c)	Reflects a decrease from the final purchase adjustments related to the Central Lewmar acquisition in August 2007.

In millions	Balance December 31, 2006	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2007
Printing Papers	$1,441	$12	$304	(b)	$1,757
Industrial Packaging	670	—	(3	)(c)	667
Consumer Packaging	510	1	8	(d)	519
Distribution	308	—	—		308

Total	$2,929	$13	$309		$3,251

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects initial goodwill estimate from the Luiz Antonio mill transaction in February 2007.

(c)	Reflects a decrease from final purchase adjustments related to the Box USA acquisition.

(d)	Reflects additional goodwill related to joint ventures in China.

There was no material activity related to asset retirement obligations during either the first quarter of 2008 or 2007.

Interest payments made during the three-month periods ended March 31, 2008 and 2007 were $86 million and $96 million, respectively. Capitalized interest costs were $4 million and $11 million for the three months ended March 31, 2008 and 2007, respectively. Total interest expense was $99 million for the first three months of 2008 and $112 million for the first three months of 2007. Interest income was $18 million and $51 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense and interest income in 2008 and 2007 exclude approximately $74 million and $83 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $3 million during the first three months of both 2008 and 2007. The expense related to these preferred securities was included in Minority interest expense in the consolidated statement of operations. Income tax payments of $19 million and $33 million were made during the first three months of 2008 and 2007, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. ($17 million) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended March 31,
In millions	2008	2007
Service cost	$—	$—
Interest cost	9	9
Actuarial loss	7	5
Amortization of prior service cost	(9)	(11)

Net postretirement benefit cost (a)	$7	$3

(a)	Excludes a $10 million credit for the three-month period ended March 31, 2007 for curtailments and special termination benefits recorded in Discontinued operations.

Fair Value Measurements

In accordance with the provisions of FASB Staff Position FAS 157-2 (see Note 7), the Company has partially applied the provisions of SFAS No. 157 only to its financial assets and liabilities recorded at fair value, which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. For these financial instruments, fair value is determined at each balance sheet date using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

	Fair Value Measurements at March 31, 2008 Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps (a)	$69	$—	$69	$—
Commodity forward contracts (b)	32	—	32	—
Foreign currency forward contracts (c)	126	—	126	—

Total	$227	$—	$227	$—

Liabilities:
Foreign currency forward contracts (d)	$6	$—	$6	$—

Total	$6	$—	$6	$—

(a)	Includes $8 million recorded in Other current assets and $61 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $22 million recorded in Other current assets and $10 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $88 million recorded in Other current assets and $38 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $5 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Intangible Assets:

In April 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this FSP.

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this statement.

Business Combinations:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” Statement No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this statement.

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

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 6). The Company is currently evaluating the effects of the remaining provisions of SFAS No. 157.

NOTE 8 – INCOME TAXES

International Paper adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The adoption of this standard resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption. Total unrecognized tax benefits at the date of adoption including this cumulative effect charge were $919 million. At December 31, 2007, unrecognized tax benefits totaled $794 million.

During the first quarter of 2008, the Company settled certain issues relating to the U.S. Internal Revenue Service examination of tax years 2001 through 2003. As a result of these settlements and other current period transactions, unrecognized tax benefits were reduced by $282 million to $512 million and accrued estimated interest and tax penalties were reduced by $19 million to $72 million at March 31, 2008 with no effect on net earnings. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by up to $75 million during the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As previously disclosed, under the terms of the sale agreement for the Beverage Packaging business, the initial purchase price of $500 million received by the Company was subject to a possible post-closing adjustment based on adjusted annualized earnings of the Beverage Packaging business for the first six months of 2007 and other factors. As of December 31, 2007, the purchaser of the business had proposed a reduction in the purchase price totaling $48 million for this adjustment and the Company believed that no such adjustment was required under the sale agreement.

During the first quarter of 2008, representatives of the Company met with representatives of the purchaser of the business in an effort to resolve this matter. After considering many factors, including the prospect of protracted litigation, the complexity of this matter and other commercial relationships between the parties, the matter was settled for $25 million, and this amount was accrued on the balance sheet as of March 31, 2008. In April, a net payment of approximately $20 million was paid to the purchaser of the business for this adjustment, net of a separate post-closing adjustment amount owed by the purchaser to the Company.

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the 1980’s Hardboard Claims) and during the 1990’s (the 1990’s Hardboard Claims, and together with the 1980’s Hardboard Claims, the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 10, Commitments and Contingent Liabilities, to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2007. All Hardboard Claims were required to be made by January 15, 2008, while all Omniwood and Woodruf Claims must be made by January 6, 2009.

Claims Data and Reserve Analysis

Claims activity for the Hardboard, Omniwood and Woodruf claims during 2007 was generally in line with updated projections made in the fourth quarter of 2006, although in connection with the January 15, 2008 filing deadline for Hardboard siding claims, the Company received a large number of claims at the end of 2007 and the beginning of 2008. During the first quarter of 2008, based on a current estimate of payments to be made for all claims received to date and projected future claim filings, an additional charge of $40 million was recorded to increase the reserve to management’s best estimate of the amount required for future payments.

The following table presents the claims activity of the Hardboard Claims for the three-month period ended March 31, 2008:

In thousands	Single Family	Multi- Family	Total
December 31, 2007	29.8	2.2	32.0
No. of Claims Filed	8.7	1.5	10.2
No. of Claims Paid	(4.6)	(0.2)	(4.8)
No. of Claims Dismissed	(2.0)	(0.4)	(2.4)

March 31, 2008	31.9	3.1	35.0

The average settlement cost per claim for the three-month period ended March 31, 2008 for the Hardboard settlement was $2,164.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the three-month period ended March 31, 2008:

	Omniwood		Woodruf		Total		Total
	Single	Multi-	Single	Multi-	Single	Multi-
In thousands	Family	Family	Family	Family	Family	Family
December 31, 2007	3.1	0.6	1.0	0.3	4.1	0.9	5.0
No. of Claims Filed	1.9	—	0.1	—	2.0	—	2.0
No. of Claims Paid	(0.9)	(0.1)	(0.1)	—	(1.0)	(0.1)	(1.1)
No. of Claims Dismissed	(0.3)	—	(0.3)	—	(0.6)	—	(0.6)

March 31, 2008	3.8	0.5	0.7	0.3	4.5	0.8	5.3

The average settlement costs per claim for the three-month period ended March 31, 2008 for the Omniwood and Woodruf settlements were $3,925 and $2,829, respectively.

The following table presents an analysis of the net reserve activity for the three-month period ended March 31, 2008:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2007	$20	$25	$1	$46
Additional Provisions	34	4	2	40
Payments	(16)	(5)	(1)	(22)

Balance, March 31, 2008	$38	$24	$2	$64

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental matters, taxes, personal injury, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

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

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2007.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended March 31,
In millions	2008	2007
Service cost	$25	$27
Interest cost	133	131
Expected return on plan assets	(167)	(159)
Actuarial loss	30	48
Amortization of prior service cost	7	5

Net periodic pension expense	$28	$52

For its qualified plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made no contributions to the qualified plan in 2007, and none are expected to be required in 2008. The nonqualified defined benefit plans are funded to the extent of benefit payments, which equaled $5 million through March 31, 2008.

NOTE 11 – STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Non-employee directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, 26.5 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2008 and 2007 was $29 million and $26 million, respectively. The actual tax benefit realized for stock-based compensation costs was $19,000 and $3 million for the three-month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, $139 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of two years.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 900 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

PSP awards issued to certain members of senior management are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended March 31,
	2008	2007
Expected volatility	19.57% - 25.46%	20.33% - 20.46%
Risk-free interest rate	1.199% - 3.497%	4.64% - 4.75%

The following summarizes the activity for PSP for the three months ended March 31, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	6,217,012	$35.67
Granted	3,983,300	36.25
Shares Issued (a)	(3,553,038)	41.72
Forfeited	(177,350)	34.90

Outstanding at March 31, 2008	6,469,924	$32.73

(a)	Includes 139,913 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of March 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	28,013,735	$39.81
Granted	—	—
Exercised	(14,800)	31.55
Forfeited	(38,768)	43.60
Expired	(1,455,974)	40.58

Outstanding at March 31, 2008	26,504,193	$39.77	4.3316	$1,054

All options were fully vested and exercisable as of March 31, 2008.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	122,625	$37.18
Granted	1,500	31.70
Shares Issued	(28,000)	38.73
Forfeited	—	—

Outstanding at March 31, 2008	96,125	$36.64

NOTE 12 – SUBSEQUENT EVENT

On Saturday May 3, 2008, a recovery boiler at International Paper Company’s Vicksburg, Mississippi containerboard mill exploded, resulting in one fatality and injuries to 17 others who were employees of contractors working on the site. The mill had been undergoing its annual maintenance outage and was in the process of starting back up when the incident occurred. The situation is now contained and an investigation of the incident is underway.

The mill is currently not operating. While it is still too early to predict an estimated start-up date, the loss of productive capacity will tighten the Company’s supply/demand balance. However, all efforts will be made to meet customer needs on a case-by-case basis. The Company has both business interruption insurance and property damage insurance that are subject to deductibles and retention amounts up to $20 million. However, it is still too early in the investigation to determine the amount of any loss potentially not covered by insurance.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended March 31,
	2008	2007
Printing Papers	$1,715	$1,540
Industrial Packaging	1,445	1,235
Consumer Packaging	770	715
Distribution	1,985	1,675
Forest Products	25	85
Other Businesses (4)	—	135
Corporate and Inter-segment Sales	(272)	(168)

Net Sales	$5,668	$5,217

Operating Profit by Industry Segment

	Three Months Ended March 31,
	2008	2007 (2)
Printing Papers	$185	$167
Industrial Packaging	97	73
Consumer Packaging	9 (3)	40
Distribution	16	20
Forest Products	25	97
Other Businesses (4)	—	6

Operating Profit (1)	332	403
Interest expense, net	(81)	(61)
Minority interest/equity earnings adjustment (5)	4	5
Corporate items, net	(21)	(37)
Restructuring and other charges	(37)	(18)
Net gains on sales and impairments of businesses	1	314

Earnings from continuing operations before income taxes, equity earnings and minority interest	$198	$606

Equity earnings, net of taxes - Ilim Holding S.A. (1)	$17	$—

(1)	In addition to the operating profits shown above, International Paper recorded $17 million of equity earnings, net of taxes, for the three months ended March 31, 2008, related to its 50% equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Prior-year information has been revised to reflect a change in the allocation of corporate overhead to the Company’s industry segments (see Note 1 to the consolidated financial statements).

(3)	Includes $5 million of charges before taxes relating to the reorganization of the Company’s Shorewood operation in Canada.

(4)	Includes Arizona Chemical, European Distribution and certain smaller businesses.

(5)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest / equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes, minority interest and equity earnings.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Printing Papers (In thousands of short tons)
U.S. Uncoated Papers	910	982
European & Russian Uncoated Papers	373	376
Brazilian Uncoated Papers	210	144
Asian Uncoated Papers	8	5

Uncoated Papers	1,501	1,507
Market Pulp (3)	354	335
Packaging (In thousands of short tons)
Container of the Americas	882	882
European Container (Boxes)	295	307
Other Industrial and Consumer Packaging	179	131

Industrial and Consumer Packaging	1,356	1,320
Containerboard	506	392
Coated Paperboard	606	591
Saturated and Bleached Kraft Papers	65	53

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper reported solid operating results for the 2008 first quarter, excluding land sales, despite a significant increase in raw material, energy and freight input costs during the quarter. Compared with the first quarter of 2007, operating results reflect improved average price realizations and margins and lower operating costs, but these improvements were largely offset by the rapid rise in input costs. Operating profits for the quarter also reflect an expected decline in earnings from Forest Products land sales.

Compared with the 2007 first quarter, higher operating profits for our North American Printing Papers business in the 2008 first quarter reflected higher average sales price realizations, largely offset by lower U.S. Market Pulp profits. Profits for the quarter increased in Brazil, reflecting improved price realizations and contributions from the Luiz Antonio mill acquired in February 2007. Industrial Packaging operating profits increased in both North America and Europe, as improvements in price realizations, sales volumes and operating costs offset higher wood, energy and chemical costs. Consumer Packaging profits declined versus the 2007 first quarter as higher input costs and unfavorable manufacturing operations offset the benefits of higher average price realizations. Shorewood’s earnings also declined. Operating results also reflected an expected decline in Forest Products earnings for the quarter.

Looking ahead to the second quarter of 2008, we expect average paper price realizations to improve as announced increases are realized, while containerboard prices should be similar to first-quarter levels. Demand for printing papers is expected to decline slightly in North America, with some improvement in Europe and Brazil, while market pulp sales volumes should increase. Containerboard sales volumes should decline slightly due to increased planned maintenance outage production limitations in the second quarter. Maintenance costs should be about $60 million higher reflecting these outages, although improvements in operations should largely offset this increase. Raw material, energy, chemical and freight input costs are expected to remain high. Overall, despite an expected weak U.S. economy, if input costs remain similar to the high first-quarter levels, operating profits in the second quarter are expected to be higher than first-quarter totals.

RESULTS OF OPERATIONS

For the first quarter of 2008, International Paper reported net sales of $5.7 billion, compared with $5.2 billion in the first quarter of 2007 and $5.8 billion in the fourth quarter of 2007.

Net earnings totaled $133 million, or $0.31 per share, in the 2008 first quarter. This compared with earnings of $434 million, or $0.97 per share, in the first quarter of 2007 and earnings of $327 million, or $0.78 per share, in the fourth quarter of 2007.

Earnings from continuing operations were $150 million in the first quarter of 2008 compared with $457 million in the first quarter of 2007 and $338 million in the 2007 fourth quarter. Compared with the first quarter of 2007, earnings in the 2008 first quarter benefited from higher average price realizations ($89 million), slightly higher sales volumes ($3 million), lower operating costs and a more favorable mix of products sold ($15 million), lower mill production outages costs ($17 million), and a lower income tax provision ($2 million) reflecting a slightly lower estimated effective tax rate in 2008. These benefits were offset by significantly higher raw material and freight costs ($107 million), lower gains from land sales ($49 million), and higher net interest expense ($12 million). Costs associated with the ramp-up of the paper machine at the Pensacola mill converted to the production of containerboard also reduced earnings ($3 million). The 2008 first quarter benefited from equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. ($17 million). Additionally, net special items were a loss of $25 million in the 2008 first quarter versus a gain of $254 million in the first quarter of 2007.

Compared with the fourth quarter of 2007, earnings from continuing operations benefited from higher average price realizations ($19 million) and lower costs associated with the ramp-up of the converted paper machine at the Pensacola mill ($6 million). These benefits were offset by higher raw material and freight costs ($64 million), lower sales volumes and increased market-related downtime ($12 million), higher manufacturing costs ($9 million), higher mill outage costs ($5 million), lower gains from land sales ($102 million), and a slightly higher income tax provision ($1 million). Corporate items and other costs decreased ($33 million), while net interest expense increased slightly ($1 million). Equity earnings, net of taxes, for Ilim Holding, S.A. increased earnings $17 million. Net special items were a loss of $25 million in the 2008 first quarter versus a gain of $44 million in the fourth quarter of 2007.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, equity earnings and minority interest, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2008	2007	2007
Net Earnings	$133	$434	$327
Deduct - Discontinued operations:
Losses (earnings) from operations	1	(3)	8
Loss on sales or impairments	16	26	3

Earnings From Continuing Operations	150	457	338
Add back:
Income tax provision	59	143	94
Equity earnings, net of taxes	(16)	—	—
Minority interest expense, net of taxes	5	6	7

Earnings From Continuing Operations
Before Income Taxes, Equity Earnings and Minority Interest	198	606	439
Interest expense, net	81	61	79
Minority interest/equity earnings included in operations	(4)	(5)	(4)
Corporate items	21	37	56
Special items:
Restructuring and other charges	37	18	9
Net gains on sales and impairments of businesses	(1)	(314)	(13)

	$332	$403	$566

Industry Segment Operating Profit (1)
Printing Papers	$185	$167	$243
Industrial Packaging	97	73	109
Consumer Packaging	9	40	15
Distribution	16	20	28
Forest Products	25	97	171
Other Businesses	—	6	—

Total Industry Segment Operating Profit (2)	$332	$403	$566

(1)	Amounts for 2007 have been restated to reflect a change in the method of allocating corporate overhead expense to business segments (see Note 1).
(2)	In addition to operating profit shown above, International Paper recorded $17 million of equity earnings, net of taxes, for the three months ended March 31, 2008, related to its investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $332 million in the 2008 first quarter were lower than both $403 million in the 2007 first quarter and $566 million in the 2007 fourth quarter. Compared with the first quarter of 2007, earnings in the current quarter benefited from significantly higher average price realizations ($132 million), higher sales volumes ($4 million), lower operating costs and a more favorable mix of products sold ($22 million), and lower costs due to mill production outages ($25 million). These benefits were offset by significantly higher raw material and freight costs ($157 million), lower gains from land sales ($72 million), and higher corporate items and other costs ($16 million). Costs associated with the ramp-up of the paper machine at the Pensacola mill converted to the production of containerboard also reduced earnings ($4 million). Special items consisted of a loss of $5 million in the 2008 first quarter.

Compared with the 2007 fourth quarter, operating profits benefited from higher average price realizations ($28 million) and lower costs associated with the conversion of the paper machine at the Pensacola mill ($8 million). These benefits were offset by higher raw material and freight costs ($92 million), lower sales volumes ($18 million), higher manufacturing costs ($13 million), higher mill outage costs ($7 million), and significantly lower gains from land sales ($147 million). Other costs decreased ($12 million). Special items consisted of a loss of $5 million in the 2008 first quarter.

During the 2008 first quarter, International Paper took approximately 120,000 tons of downtime, none of which was market-related, compared with approximately 180,000 tons of downtime in the first quarter of 2007, which included 35,000 tons of market-related downtime. During the 2007 fourth quarter, International Paper took approximately 110,000 tons of downtime, including 7,000 tons for market-related downtime. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Discontinued Operations

2008:

During the first quarter of 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment of the purchase price received by the Company for the sale of its Beverage Packaging business.

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

Income Taxes

The income tax provision was $59 million for the 2008 first quarter. Excluding a $16 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 31.5% for the quarter.

In the 2007 fourth quarter the income tax provision was $94 million. Excluding a $40 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 31% for the quarter.

The income tax provision totaled $143 million in the 2007 first quarter. Excluding a $44 million expense related to the tax effects of special items, the effective income tax rate for continuing operations before special items was 32%.

Interest Expense and Corporate Items

Net interest expense for the 2008 first quarter was $81 million compared with $79 million for the 2007 fourth quarter and $61 million for the 2007 first quarter. The higher net expense compared with the prior year reflects lower interest income from investment of available cash balances.

Corporate items, net, of $21 million in the 2008 first quarter were lower than both the 2007 fourth-quarter and 2007 first-quarter net expenses of $56 million and $37 million, respectively, due to lower pension expenses.

Special Items

Restructuring and Other Charges

2008:

During the first quarter of 2008, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded, including a $40 million charge before taxes ($25 million after taxes) for legal reserves, a $5 million charge before taxes ($3 million after taxes) related to the reorganization of the Company’s Shorewood operations in Canada and a $3 million credit before taxes ($2 million after taxes) for adjustments to reserves associated with the Company’s organizational restructuring programs.

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

Net Gains on Sales and Impairments of Businesses

2008:

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

2007:

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity.

In addition, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with the $205 million pre-tax gain ($164 million after taxes) on the exchange for the Luiz Antonio mill in Brazil (see Note 4), in Net gains on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first quarter of 2008.

Printing Papers

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,715	$1,540	$1,720
Operating Profit	185	167	243

Printing Papers net sales for the first quarter of 2008 were about even with the fourth quarter of 2007 and 11% higher than the first quarter of 2007. Operating profits in the first quarter of 2008 were 24% lower than the fourth quarter of 2007, but 11% higher than the first quarter of 2007.

North American Printing Papers net sales were $885 million in the first quarter of 2008 compared with $865 million in the fourth quarter of 2007 and $885 million in the first quarter of 2007. Operating earnings of $106 million were up slightly compared with $101 million in the fourth quarter of 2007 and $94 million in the first quarter of 2007.

Sales volumes in the first quarter of 2008 were about even with the fourth quarter of 2007. Average sales price realizations were higher reflecting benefits from announced first-quarter price increases for uncoated freesheet paper. Additionally, sales margins improved due to a smaller proportion of lower-margin export sales. Planned maintenance downtime costs in the first quarter were about even with the fourth quarter. However, input costs for wood, energy and chemicals were higher, and manufacturing operations reflected unfavorable operating disruptions at two of our mills.

Compared with the first quarter of 2007, sales volumes were lower in the first quarter of 2008, primarily due to a reduction of uncoated freesheet paper capacity resulting from the conversion of one of the machines at the Pensacola mill to the production of lightweight linerboard for our Industrial Packaging segment in the third quarter of 2007. Average sales price realizations were up significantly in the first quarter of 2008 reflecting the realization of price increases implemented during 2007 and announced price increases for cut-size paper and rolls in the first quarter of 2008. Sales margins were positively impacted by a decrease in lower-margin export sales. Manufacturing costs improved with the conversion of the higher cost Pensacola machine and the beginning of the conversion of the Louisiana mill to pulp production. These benefits were partially offset by significantly higher costs for energy, caustic soda, wood and chemicals, and the current quarter unfavorable manufacturing operating issues. Freight costs were also unfavorable.

Looking ahead to the 2008 second quarter, sales volumes are expected to decline slightly as a result of the capacity impact of the spring maintenance outages. Average sales price realizations are expected to improve with the full realization of price increases announced in the first quarter. Higher planned maintenance expenses will be incurred during the period with four mills taking downtime during the quarter, which should be largely offset by improved manufacturing operating costs. Input costs for energy and chemicals are expected to continue to increase, but wood costs should decrease slightly.

European Printing Papers net sales were $435 million in the first quarter of 2008 compared with $415 million in the fourth quarter of 2007 and $355 million in the first quarter of 2007. Operating earnings in the first quarter of 2008 were $42 million compared with $53 million in the fourth quarter of 2007 and $40 million in the first quarter of 2007.

Sales volumes in the first quarter of 2008 were higher than the fourth quarter of 2007 reflecting increased sales from the new bleached chemical thermal mechanical pulp (BCTMP) production facility at Svetogorsk, Russia. Sales volumes of uncoated freesheet paper were seasonally affected by the Russian new year holiday period, but this was more than offset by higher sales in western European markets. Average sales price realizations in eastern Europe improved due to the implementation of a price increase in Russia in February, but remained relatively flat in western Europe. Manufacturing costs were favorable, reflecting improved operating performance. Raw material costs for wood were higher in Russia due to abnormally high demand in anticipation of an export tariff increase, and a seasonal increase in inventories to avoid potential supply disruptions due to weather. Energy costs were also significantly higher than in the fourth quarter of 2007 across all regions.

Compared with the first quarter of 2007, sales volumes in the first quarter of 2008 improved largely due to the higher BCTMP sales. Uncoated freesheet paper volumes were also higher. Average sales price realizations were significantly higher due to the realization of price increases implemented throughout 2007 across all regions, and in February 2008 in Russia. Manufacturing costs were unfavorable as operating performance in the first two months of the year was below the excellent performance in the first quarter of 2007. Input costs were significantly unfavorable reflecting higher wood, chemical and energy costs.

In the 2008 second quarter, sales volumes should be higher than in the first quarter due to the higher BCTMP sales, and average sales price realizations should also improve as price increases in western Europe are realized. Planned maintenance downtime expenses are expected to be higher, but raw material costs should decline due to lower wood costs in Russia as demand returns to more normal levels.

Brazilian Printing Papers net sales were $225 million in the first quarter of 2008 compared with $255 million in the fourth quarter of 2007 and $140 million in the first quarter of 2007. Operating earnings in the first quarter of 2008 were $33 million compared with $61 million in the fourth quarter of 2007 and $18 million in the first quarter of 2007. Operating results reflect the acquisition of the Luiz Antonio mill in February 2007.

Sales volumes in the first quarter of 2008 were lower than the fourth quarter of 2007 due to seasonal decreases in paper demand and the impact of planned maintenance outages on pulp production capacity and shipments. Average sales price realizations were lower reflecting competitive pressure in Brazil for domestic cut-size paper and offset paper, but were higher for export shipments. Margins were negatively affected by an increased proportion of lower-margin export sales. Input costs were significantly higher, primarily for electricity where hydroelectric power costs peaked during the quarter due to a lack of rainfall in late 2007.

Compared with the first quarter of 2007, sales volumes were higher for both domestic cut-size paper and offset paper, including a full quarter contribution from sales for the Luiz Antonio mill acquired in February 2007. Average sales price realizations improved, reflecting price increases realized during 2007. Input costs, however, were negatively impacted by the increased cost of electricity.

Looking ahead to the second quarter, sales volumes and margins should benefit from seasonally higher domestic cut-size paper demand. Average sales price realizations should increase reflecting an announced price increase for domestic cut-size paper. Input costs should be slightly lower as the cost of electricity declines from first-quarter peak levels.

Asian Printing Papers net sales were approximately $5 million for all periods presented. Operating earnings were close to breakeven for all periods presented.

U.S. Market Pulp net sales were $165 million in the first quarter of 2008 compared with $180 million in the fourth quarter of 2007 and $155 million in the first quarter of 2007. Operating earnings were $4 million in the first quarter of 2008 compared with $27 million in the fourth quarter of 2007 and $15 million in the first quarter of 2007.

Sales volumes in the first quarter of 2008 were lower than in the fourth quarter of 2007, despite continued strong market demand, due to lower production resulting from planned maintenance outages, operational disruptions and export constraints caused by tight availability of shipping containers and vessels. Average sales price realizations improved with the full-quarter benefit from sales price increases implemented in the fourth quarter of 2007, and the partial realization of a hardwood pulp price increase announced in the 2008 first quarter. Manufacturing costs were higher due to unfavorable operating performance at several mills. Planned maintenance downtime costs were about $5 million higher in the first quarter than in the fourth quarter reflecting a maintenance outage at our Georgetown mill.

Compared with the first quarter of 2007, sales volumes were slightly lower. Average sales price realizations were significantly higher reflecting sales price increases implemented during 2007. While planned maintenance downtime costs were about flat, manufacturing operating costs were unfavorable in the current quarter due to the production issues at several mills. Input costs increased for wood, energy and chemicals, while freight costs also increased.

Entering the 2008 second quarter, sales volumes should be higher as demand for pulp remains strong, and with the shift in production from paper to pulp at the Louisiana mill. Average sales price realizations should improve with the full-quarter realization of price increases implemented in the first quarter and the realization of price increases announced for the second quarter for both softwood and hardwood pulp in Europe. Planned mill maintenance downtime costs should be comparable to the first quarter. Manufacturing operations are also expected to improve.

Industrial Packaging

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,445	$1,235	$1,390
Operating Profit	97	73	109

Industrial Packaging net sales for the first quarter of 2008 were 4% higher than in the fourth quarter of 2007 and 17% higher than in the first quarter of 2007. Operating profits in the first quarter of 2008 were 11% lower than in the fourth quarter of 2007, but 33% higher than the first quarter of 2007.

North American Industrial Packaging net sales were $1.05 billion in the first quarter of 2008 compared with $1.0 billion in the fourth quarter of 2007 and $925 million in the first quarter of 2007. Operating earnings were $79 million in the first quarter of 2008 compared with $90 million in the fourth quarter of 2007 and $57 million in the first quarter of 2007.

Containerboard shipments in the 2008 first quarter were ahead of the fourth quarter of 2007 as demand remained strong. Average sales price realizations were higher due to a full-quarter benefit from sales price increases implemented in the 2007 fourth quarter and a price increase for saturated kraft board implemented in the 2008 first quarter. Planned maintenance downtime costs were about $16 million higher than in the fourth quarter reflecting outages at the Mansfield, Savannah and Vicksburg mills. Input costs continued to move higher, primarily for energy and chemicals.

Compared with the first quarter of 2007, containerboard markets were stronger. Sales volumes were higher, partially due to the increased capacity resulting from the conversion of the Pensacola mill to the production of lightweight linerboard in the third quarter of 2007. Average sales price realizations were significantly higher with the realization of price increases implemented during 2007. However, input costs were significantly higher for wood, energy, chemicals, and recycled fiber, while freight costs also increased reflecting higher fuel costs. Costs associated with planned maintenance downtime were $24 million lower than in the first quarter of 2007 reflecting planned outages at fewer mills.

U.S. Converting shipments in the first quarter of 2008 were seasonally lower than in the fourth quarter of 2007. Efforts to recover previous containerboard cost increases through higher container prices resulted in higher average sales price realizations and improved margins. Manufacturing costs were slightly favorable, but raw material and freight costs were significantly higher. Compared with the first quarter of 2007, shipments were essentially flat as box demand remained steady. Margins benefited from higher average sales price realizations. Raw material and freight costs, however, were significantly higher.

Looking ahead to the 2008 second quarter, North American Industrial Packaging operating results will include higher costs for significant planned maintenance work scheduled for the second quarter. Containerboard shipments are expected to be lower reflecting decreased production associated with the maintenance downtime, but box sales volumes should increase with seasonally higher shipments, particularly in the agricultural segment. Price increases for both containerboard and boxes have been announced, while raw material costs are expected to continue to be high.

European Industrial Packaging net sales were $315 million for the first quarter of 2008 compared with $300 million for the fourth quarter of 2007 and $265 million for the first quarter of 2007. Operating earnings were $18 million in the first quarter of 2008 compared with $19 million in the fourth quarter of 2007 and $15 million in the first quarter of 2007. The Company completed the purchase of the minority shares of its operations in Morocco during the 2007 third quarter.

Sales volumes in the first quarter of 2008 were higher than in the 2007 fourth quarter, benefiting from container sales for the tomato and citrus fruit seasons in Morocco. Sales margins were essentially flat with the fourth quarter. Raw material costs were higher due to increased energy costs, while operating costs were slightly unfavorable.

Compared to the first quarter of 2007, sales volumes in the 2008 first quarter were down slightly reflecting a weaker market for industrial products throughout Europe as well as weaker agricultural seasons in Spain and Italy. Sales margins were higher due to the realization of price increases and declining costs for kraft and recycled containerboard. These benefits were partially offset by higher energy and operating costs.

Entering the second quarter, sales volumes should be higher with the onset of the summer fruit and vegetable seasons in France and Spain. However, margins are expected to decline slightly due to some pressure on box prices following a decline in recycled paper prices. Energy costs are expected to seasonally improve.

Asian Industrial Packaging net sales were $80 million in the first quarter of 2008 compared with $85 million in the fourth quarter of 2007 and $45 million in the first quarter of 2007. Operating earnings were close to breakeven in all periods presented.

Consumer Packaging

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$770	$715	$780
Operating Profit	9	40	15

Consumer Packaging net sales for the first quarter of 2008 were 1% lower than in the fourth quarter of 2007, but 8% higher than in the first quarter of 2007. Operating profits in the first quarter of 2008 were 40% lower than in the fourth quarter of 2007 and 78% lower than in the first quarter of 2007.

North American Consumer Packaging net sales were $600 million in the first quarter of 2008 compared with $620 million in the fourth quarter of 2007 and $570 million in the first quarter of 2007. Operating earnings were a loss of $3 million in the first quarter of 2008 compared with gains of $4 million in the fourth quarter of 2007 and $25 million in the first quarter of 2007.

Coated paperboard sales volumes in the first quarter of 2008 were up slightly compared with the fourth quarter of 2007 as demand remained solid. Average sales prices improved with the realization of increases for cup stock, folding carton board and coated bristols. Planned maintenance downtime costs were $14 million lower than in the fourth quarter. Manufacturing operating costs were unfavorable reflecting operational issues at the Augusta and Riegelwood mills. Input costs were higher, particularly for energy.

Compared with the first quarter of 2007, sales volumes were higher, primarily due to strong demand for cup stock and bristols. Average sales prices were significantly higher with the realization of increases implemented during 2007. However, input costs were also significantly higher, particularly for energy and polyethylene, while planned maintenance downtime expenses were slightly higher.

Shorewood sales volumes in the first quarter of 2008 decreased from the fourth quarter of 2007 reflecting a seasonal decline in the home entertainment segment and slightly softer demand in the tobacco and consumer products segments. Overall, raw material costs were about flat despite an increase in bleached board costs during the quarter. First quarter results also included $5 million of expenses related to the reorganization of Shorewood’s Canadian operations. Compared with the first quarter of 2007, sales volumes in the first quarter of 2008 were lower due to softer demand in the tobacco, consumer products and display segments, partially offset by improvement in the home entertainment segment. Sales margins were lower reflecting declines in both the home entertainment and consumer products segments, partially offset by an increase in the display segment.

Foodservice sales volumes in the first quarter of 2008 were up slightly from the fourth quarter of 2007. Average sales price realizations improved reflecting price increases in January 2008. Converting operating costs were favorable with improved efficiencies from higher production levels. Raw material costs were higher due to increases in coated board and resin costs. Compared with the first quarter of 2007, sales volumes in the 2008 first quarter increased slightly. Sales margins improved with the benefits of higher average sales prices partially offset by a less favorable mix of products sold. Results also benefited from higher production levels and improved operational efficiencies. Raw material costs were unfavorable due to higher board and resin costs.

Looking ahead to the second quarter, coated paperboard sales volumes are expected to remain at about first-quarter levels as markets remain solid. Average sales price realizations should continue to improve with further realization of a folding carton board price increase implemented in the first quarter and the announced second-quarter price increases for cup stock and coated bristols. Manufacturing operations are expected to improve, although planned maintenance costs will be higher with major outages at the Texarkana and Augusta mills. Despite some expected improvements in sales volumes and costs, Shorewood’s operating results are expected to be slightly lower in the second quarter due to additional expenses related to the reorganization of the Canadian operations. Foodservice operating results should benefit from seasonally higher sales volumes and operating efficiency cost improvements.

European Consumer Packaging net sales were $75 million in the first quarter of 2008 compared with $75 million in the fourth quarter of 2007 and $70 million in the first quarter of 2007. Operating earnings were $9 million in the first quarter of 2008 compared with $7 million in the fourth quarter of 2007 and $14 million in the first quarter of 2007.

Sales volumes in the first quarter of 2008 were about even with the fourth quarter of 2007, while average sales price realizations improved. Manufacturing costs were favorable, reflecting strong operating performance. Compared with the first quarter of 2007, sales volumes in the first quarter of 2008 were lower with a decline in export market sales versus 2007. Average sales price realizations improved, due in part to the decline in sales to the lower-margin export market, but also due to higher prices realized in European domestic markets. Operating results in the 2008 second quarter will reflect costs associated with the annual planned maintenance shutdown of the Svetogorsk mill.

Asian Consumer Packaging net sales were $95 million in the first quarter of 2008 compared with $85 million in the fourth quarter of 2007 and $75 million in the first quarter of 2007. Operating earnings in the first quarter of 2008 were $3 million compared with $4 million in the fourth quarter of 2007 and $1 million in the first quarter of 2007.

Distribution

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,985	$1,675	$2,045
Operating Profit	16	20	28

Distribution’s 2008 first quarter sales were 3% lower than in the fourth quarter of 2007, while operating profits decreased 43%. Compared to the 2007 first quarter, sales rose 19%, while operating profits decreased 20%.

First quarter 2008 sales of printing papers and graphic arts supplies and equipment totaled $1.3 billion compared with $1.3 billion in the fourth quarter of 2007 and $1.1 billion in the 2007 first quarter. Sales to the publishing market in the first quarter were about the same as in the fourth quarter of 2007. However, compared with the first quarter of 2007, increased sales to the book publishing and catalog markets resulted in a significant increase in mill direct sales. Stock sales were about even with 2007 fourth quarter levels, and were up from the first quarter of 2007 due to price and volume gains and acquisition of Central Lewmar in the third quarter of 2007. Compared to the fourth quarter of 2007, trade margins for printing papers were unchanged, but they decreased from the first quarter of 2007 due to an increase in lower-margin mill direct sales.

Packaging sales were $400 million in the first quarter of 2008, about the same as the fourth and first quarters of 2007. Trade margins for packaging products were lower than the fourth quarter of 2007, reflecting a change in product and service mix, but were about even with the first quarter of 2007.

Sales of facility supply products were $300 million in the first quarter of 2008 compared with $300 million and $200 million in the fourth and first quarters of 2007, respectively. Trade margins for facility supplies increased in the first quarter of 2008 compared to both the fourth quarter and first quarter of 2007 due to a more favorable product mix.

Operating profits totaled $16 million in the first quarter of 2008 compared with $28 million in the fourth quarter of 2007 and $20 million in the first quarter of 2007. Compared with the fourth quarter of 2007, operating profits declined due to lower sales volumes and higher bad debt expenses, partially offset by lower operating costs. Profits declined slightly compared with the 2007 first quarter reflecting slightly higher allocated corporate overhead costs, higher bad debt expenses and start-up expenses for operations in Canada. Looking ahead to the 2008 second quarter, operating results are expected to benefit from improved sales volumes and higher margins.

Forest Products

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$25	$85	$190
Operating Profit	25	97	171

Forest Products net sales in the first quarter of 2008 were 87% lower than in the fourth quarter of 2007 and 71% lower than in the first quarter of 2007. Operating earnings in the first quarter of 2008 were 85% lower than in the fourth quarter of 2007, and 74% lower than in the first quarter of 2007.

Forest Products earnings from forestland sales in the first quarter of 2008 were $135 million lower than in the fourth quarter of 2007 due to the timing of the completion of forestland sale transactions. Harvest, recreational and minerals income increased $5 million versus the fourth quarter. Profits from sales of real estate properties decreased by $21 million. Forestland operating expenses were $5 million lower in the current quarter. Compared with the 2007 first quarter, earnings from forestland sales declined $69 million. Harvest, recreational and minerals income decreased $1 million. Forestland operating expenses were even with the first quarter of 2007, while profits from sales of real estate properties decreased $2 million. Operating results in the 2008 second quarter are expected to benefit from a projected increase in forestland sales. However, the timing and mix of forestland sales can change due to various factors.

Other Businesses

	2008	2007
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$—	$135	$—
Operating Profit	—	6	—

This segment includes the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; and thus operating results in 2007 reflect only two months of activity.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required for Ilim to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2008 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended December 31, 2007 under the caption “Equity earnings, net of taxes.” Ilim will be reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $17 million in the first quarter of 2008. These results reflected strong market demand and strong pricing for both pulp and containerboard export shipments. Average sales price realizations for Russian domestic pulp, containerboard and wall paper all increased during the fourth quarter of 2007. Manufacturing operations were near capacity, with some impacts from a wood supply shortage in November at the Kotlas mill.

International Paper’s share of after-tax equity earnings also reflected a $4 million foreign exchange gain on the remeasurement of U.S. dollar-denominated debt into Russian rubles and a one-time $6 million charge reflecting the write-up of finished goods and work-in-process inventory to fair value as of the acquisition date.

In the second quarter of 2008, market conditions are expected to continue to be strong, allowing operations to run at full production capacity. Sales prices to export markets should continue to be strong; however, input costs, including wood, are also expected to remain high.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $434 million for the first three months of 2008, up from $296 million for the comparable 2007 three-month period, reflecting improved working capital management. Earnings adjusted for non-cash charges were $418 million for the first three months of 2008 compared to $578 million for the first three months of 2007. Cash provided by working capital components totaled $16 million for the first three months of 2008, up from a use of $282 million for the comparable 2007 three-month period.

Cash proceeds from divestitures totaled approximately $14 million for the first three months of 2008, relating to the sales of certain remaining Wood Products facilities during the first quarter. Investments in capital projects totaled $215 million in the 2008 first quarter compared with $178 million in the 2007 first quarter. The increase in the 2008 first quarter reflects spending for a new uncoated paperboard machine at our joint venture in China and spending associated with the new uncoated paper machine in Brazil. Full-year 2008 capital spending is currently expected to be approximately $1.1 billion, or about equal to depreciation and amortization expense.

Financing activities for the first three months of 2008 included a $57 million net increase in debt versus a $362 million decrease during the comparable 2007 three-month period.

At March 31, 2008 and December 31, 2007, International Paper classified $108 million and $112 million, respectively, of commercial paper and bank notes as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first three months of 2008, International Paper issued approximately 2.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock tax withholding totaled $47 million. During the first three months of 2007, the Company purchased 11.2 million shares of its common stock through open market purchases for approximately $398 million, and issued approximately 2.7 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $30 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $112 million and $114 million for the first three months of 2008 and 2007, respectively. Quarterly dividends were $.25 per share in both years.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2008, the Company held long-term credit ratings of BBB and Baa3 by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. In the first quarter of 2008, in conjunction with the announcement of International Paper’s intent to purchase Weyerhaeuser Company’s packaging business for $6 billion, S&P revised the outlook on the Company’s long-term credit rating from stable to credit watch with negative implications and Moody’s revised the outlook from stable to negative. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively. During the first quarter of 2008, S&P downgraded the Company’s short-term credit rating from A-2 to A-3 while the Company’s short-term ratings by Moody’s were affirmed.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2008 using existing cash balances plus cash from operations, supplemented as required by its existing credit facilities.

At March 31, 2008, International Paper has approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. There were no outstanding borrowings under the fully committed bank credit agreement or the receivables securitization program at March 31, 2008.

The Company will continue to rely upon debt and capital markets for the majority of any necessary funding not provided by existing cash balances, operating cash flow or divestiture proceeds. The Company expects to finance the $6 billion purchase price for Weyerhaeuser Company’s containerboard, packaging and recycling business (expected to close in the third quarter of 2008) with debt financing. Funding decisions will be guided by our capital structure planning and debt management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

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

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2007, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in any of these critical accounting policies during the first three months of 2008.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $28 million for International Paper’s U.S. plans for the three months ended March 31, 2008, or about $24 million less than the pension expense for the first three months of 2007. Net pension expense for non-U.S. plans was about $2 million and $1 million for the first three months of 2008 and 2007, respectively. The decrease in U.S. plan pension expense was principally due to an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2008, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.0 billion, consisting of approximately 55% equity securities, 34% fixed income securities, and 11% real estate and other assets.

For its U.S. qualified defined benefit pension plan, International Paper makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). International Paper made no contributions to the qualified defined benefit plan in 2007 and does not expect to make any contributions in 2008. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $27 million in 2008.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, the following: changes in the cost or availability of raw materials and energy; changes in transportation availability or costs; the effects of competition from foreign and domestic producers; changes in our product mix; delays in implementing previously announced price increases; the strength of demand for our product and changes in overall demand; changes in credit ratings issued by nationally recognized statistical rating organizations; the availability of credit; pension and health care costs; changes related to international economic conditions; changes in currency exchange rates, particularly the relative value of the U.S. dollar to the euro; unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations; results of legal proceedings; whether we experience a material disruption at one of our manufacturing facilities; whether expected non-price improvements can be realized; increases in interest rates; our substantial indebtedness and our ability to meet our debt service obligations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 42 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2007, which information is incorporated herein by reference. There have not been any material changes in the Company’s exposure to market risk since December 31, 2007.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 2007 first quarter, the Company completed the non-cash exchange of assets for the Luiz Antonio mill in Brazil. The integration of financial business systems is continuing. We are in the process of conducting our annual assessment of internal controls over financial reporting over the course of our normal 2008 assessment cycle. During the 2007 third quarter, the Company completed the acquisition of Central Lewmar LLC. The integration of financial processes and business systems is continuing. We are in the process of conducting our annual assessment of internal controls over financial reporting over the course of our normal 2008 assessment cycle. These two operations contributed approximately 3% of net sales for the year ended December 31, 2007, and approximately 4% of total assets as of December 31, 2007.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	838	$31.02	—	—
February 1, 2008 - February 29, 2008	1,458,246	31.85	—	—
Total	1,459,084	—	—	—

(a)	All shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

ITEM 5.	OTHER INFORMATION

On March 13, 2008, the Company entered into a series of agreements to make immaterial modifications to its securitization facility, including removing International Paper Financial Services, Inc. from the structure. The changes were reflected in the following agreements:

•

Fourth Amendment to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, LLC (formerly known as Red Bird Receivables, Inc.), as Borrower, International Paper Financial Services, Inc., as withdrawing Servicer, and the Company, as successor Servicer, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q

•	Second Amended and Restated Credit and Security Agreement by and among Red Bird Receivables, LLC, as Borrower and the Company, as Servicer, filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q

•	Receivables Sale and Contribution Agreement between the Company and Red Bird Receivables, LLC, filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q

•	Two termination agreements to terminate the Receivables Sale Agreement dated as of December 26, 2001 and the Receivables Sale and Contribution Agreement dated as of December 31, 2001.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Purchase Agreement between International Paper Company and Weyerhaeuser Company dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2008).

10.2	Debt Commitment Letter by and among International Paper Company and JPMorgan Chase Bank, N.A., Bank of America, N.A., UBS Loan Finance LLC, Deutsche Bank AG New York Branch, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC, Deutsche Bank AG Cayman Islands Branch and RBS Securities Corporation d/b/a RBS Greenwich Capital dated March 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 20, 2008).

10.3	Fourth Amendment, dated as of March 13, 2008, to the Amended and Restated Credit and Security Agreement, by and among Red Bird Receivables, LLC (formerly known as Red Bird Receivables, Inc.), as Borrower, International Paper Financial Services, Inc., as withdrawing Servicer, International Paper Company, as successor Servicer, Variable Funding Capital Company, Gotham Funding Corporation, Park Avenue Receivables Company, LLC, Starbird Funding Corporation, CAFCO, LLC, each as Conduits, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ Ltd., individually and as Co-Agent, JP Morgan Chase Bank, N.A., individually and as Co-Agent, BNP Paribas, New York Branch, individually and as a Co-Agent, Citicorp North America, Inc., as a Co-Agent and Wachovia Bank, National Association, as a Co-Agent and as Administrative Agent.

10.4	Second Amended and Restated Credit and Security Agreement, dated as of March 13, 2008, among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time a party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JPMorgan Chase Bank, N.A., as PARCO Agent, BNP Paribas, acting through its New York Branch, as Starbird Agent, Citicorp North America, Inc., as CAFCO Agent and as Administrative Agent. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.5	Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC.

10.6	2008 Management Incentive Plan, amended and restated as of January 1, 2008.

10.7	Amendment, effective April 1, 2008, to the International Paper Company Long-Term Incentive Compensation plan, as amended and restated February 7, 2005.

11	Statement of Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: May 9, 2008	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: May 9, 2008	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller