Form 10-Q
period 2008-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2008-08-08
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2008 was

427,553,778.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales	$5,807	$5,291	$11,475	$10,508

Costs and Expenses
Cost of products sold	4,305	3,881	8,566	7,732
Selling and administrative expenses	459	441	931	876
Depreciation, amortization and cost of timber harvested	305	269	591	531
Distribution expenses	301	254	586	510
Taxes other than payroll and income taxes	44	47	88	89
Restructuring and other charges	13	26	55	44
Forestland sales	(3)	—	(3)	—
Net gains on sales and impairments of businesses	—	(1)	(1)	(315)
Interest expense, net	81	80	162	141

Earnings From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	302	294	500	900
Income tax provision	97	89	156	232
Equity earnings, net of taxes	30	—	46	—
Minority interest expense, net of taxes	7	5	12	11

Earnings From Continuing Operations	228	200	378	657
Discontinued operations, net of taxes and minority interest	(1)	(10)	(18)	(33)

Net Earnings	$227	$190	$360	$624

Basic Earnings Per Common Share
Earnings from continuing operations	$0.54	$0.46	$0.90	$1.50
Discontinued operations	—	(0.02)	(0.04)	(0.07)

Net earnings	$0.54	$0.44	$0.86	$1.43

Diluted Earnings Per Common Share
Earnings from continuing operations	$0.54	$0.46	$0.89	$1.49
Discontinued operations	—	(0.02)	(0.04)	(0.07)

Net earnings	$0.54	$0.44	$0.85	$1.42

Average Shares of Common Stock Outstanding – assuming dilution	422.6	431.2	423.9	440.4

Cash Dividends Per Common Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and temporary investments	$3,979	$905
Accounts and notes receivable, net	3,284	3,152
Inventories	2,219	2,071
Assets of businesses held for sale	—	24
Deferred income tax assets	184	213
Other current assets	353	370

Total Current Assets	10,019	6,735

Plants, Properties and Equipment, net	10,442	10,141
Forestlands	824	770
Investments	1,357	1,276
Goodwill	3,722	3,650
Deferred Charges and Other Assets	1,609	1,587

Total Assets	$27,973	$24,159

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$757	$267
Accounts payable	2,261	2,145
Accrued payroll and benefits	322	400
Liabilities of businesses held for sale	—	4
Other accrued liabilities	998	1,026

Total Current Liabilities	4,338	3,842

Long-Term Debt	8,915	6,353
Deferred Income Taxes	3,166	2,919
Other Liabilities	1,806	2,145
Minority Interest	245	228
Common Shareholders’ Equity
Common stock, $1 par value, 493.6 shares in 2008 and 2007	494	494
Paid-in capital	6,691	6,755
Retained earnings	4,517	4,375
Accumulated other comprehensive income (loss)	185	(471)

	11,887	11,153
Less: Common stock held in treasury, at cost, 66.0 shares in 2008 and 68.4 shares in 2007	2,384	2,481

Total Common Shareholders’ Equity	9,503	8,672

Total Liabilities and Common Shareholders’ Equity	$27,973	$24,159

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net earnings	$360	$624
Discontinued operations, net of taxes and minority interest	18	33

Earnings from continuing operations	378	657
Depreciation, amortization and cost of timber harvested	591	531
Deferred income tax (benefit) expense, net	(113)	95
Restructuring and other charges	55	44
Payments related to restructuring and legal reserves	(42)	(38)
Net gains on sales and impairments of businesses	(1)	(315)
Equity earnings, net	(46)	—
Periodic pension expense, net	57	105
Other, net	45	186
Changes in current assets and liabilities
Accounts and notes receivable	(27)	(156)
Inventories	(90)	(118)
Accounts payable and accrued liabilities	110	(233)
Other	93	(70)

Cash provided by operations – continuing operations	1,010	688
Cash used for operations – discontinued operations	—	(53)

Cash Provided by Operations	1,010	635

Investment Activities
Invested in capital projects	(482)	(477)
Proceeds from divestitures	14	1,670
Equity investment in Ilim	(21)	—
Other	(159)	(103)

Cash (used for) provided by investment activities – continuing operations	(648)	1,090
Cash used for investment activities – discontinued operations	—	(12)

Cash (Used for) Provided by Investment Activities	(648)	1,078

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(47)	(1,073)
Issuance of common stock	1	71
Issuance of debt	3,135	2
Reduction of debt	(125)	(467)
Change in book overdrafts	(53)	1
Dividends paid	(218)	(223)
Other	(20)	—

Cash Provided by (Used for) Financing Activities	2,673	(1,689)

Effect of Exchange Rate Changes on Cash	39	33
Change in Cash and Temporary Investments	3,074	57
Cash and Temporary Investments
Beginning of period	905	1,624

End of period	$3,979	$1,681

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Six Months Ended June 30, 2008

					Accumulated Other Comprehensive			Total Common Shareholders’
	Common Stock Issued		Paid-in	Retained		Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2007	493,556	$494	$6,755	$4,375	$(471)	68,436	$2,481	$8,672
Issuance of stock for various plans, net	—	—	(64)	—	—	(3,928)	(144)	80
Repurchase of stock	—	—	—	—	—	1,472	47	(47)
Cash dividends – Common stock ($0.50 per share)	—	—	—	(218)	—	—	—	(218)
Comprehensive income (loss):
Net earnings	—	—	—	360	—	—	—	360
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans (less tax of $29)	—	—	—	—	41	—	—	41
Non-U.S. plans (less tax of $0)	—	—	—	—	3	—	—	3
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	548	—	—	548
Net gains on cash flow hedging derivatives:
Net gains arising during the period (less tax of $52)	—	—	—	—	101	—	—	101
Less: Reclassification adjustment for gains included in net income (less tax of $13)	—	—	—	—	(37)	—	—	(37)

Total comprehensive income								1,016

Balance, June 30, 2008	493,556	$494	$6,691	$4,517	$185	65,980	$2,384	$9,503

Six Months Ended June 30, 2007

					Accumulated Other Comprehensive			Total Common Shareholders’
	Common Stock Issued		Paid-in	Retained		Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	89	—	(53)	—	—	(3,808)	(137)	84
Repurchase of stock	—	—	—	—	—	29,095	1,073	(1,073)
Cash dividends – Common stock ($0.50 per share)	—	—	—	(223)	—	—	—	(223)
Comprehensive income (loss):
Net earnings	—	—	—	624	—	—	—	624
Pension and post-retirement divestitures, amortization of prior service costs and net loss:
U.S. plans (less tax of $32)	—	—	—	—	44	—	—	44
Non-U.S. plans (less tax of $4)	—	—	—	—	8	—	—	8
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	268	—	—	268
Net gains on cash flow hedging derivatives:
Net gains arising during the period (less tax of $3)	—	—	—	—	12	—	—	12
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(9)	—	—	(9)

Total comprehensive income								947
Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, June 30, 2007	493,429	$493	$6,682	$4,044	$(1,241)	65,131	$2,374	$7,604

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2007, and International Paper’s Current Report on Form 8-K filed on May 9, 2008 to update the historical financial statements included in the Company’s Form 10-K for the year ended December 31, 2007 to reflect changes to the Company’s allocation of corporate overhead expenses as described below (collectively the “2007 10-K”), both of which have previously been filed with the Securities and Exchange Commission.

Financial information by industry segment is presented on page 20. Effective January 1, 2008, the Company changed its method of allocating corporate overhead expenses to its business segments to increase the expense amounts allocated to these businesses in reports reviewed by its chief executive officer to facilitate performance comparisons with other companies. Accordingly, the Company has revised its presentation of industry segment operating profit to reflect this change in allocation method, and has restated all comparative prior period information on this basis, reducing reported industry segment operating profits for the three months and six months ended June 30, 2007 by $122 million and $249 million, respectively, with no effect on reported net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2008	2007	2008	2007
Earnings from continuing operations	$228	$200	$378	$657
Effect of dilutive securities	—	—	—	—

Earnings from continuing operations – assuming dilution	$228	$200	$378	$657

Average common shares outstanding	421.1	428.0	420.9	436.6
Effect of dilutive securities:
Restricted stock performance share plan	1.5	2.4	3.0	3.2
Stock options (a)	—	0.8	—	0.6

Average common shares outstanding – assuming dilution	422.6	431.2	423.9	440.4

Earnings per common share from continuing operations	$0.54	$0.46	$0.90	$1.50

Diluted earnings per common share from continuing operations	$0.54	$0.46	$0.89	$1.49

(a)	Options to purchase 25.9 million shares and 19.3 million shares for the three months ended June 30, 2008 and 2007, respectively, and options to purchase 25.9 million shares and 19.0 million shares for the six months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2008:

During the second quarter of 2008, restructuring and other charges totaling $13 million before taxes ($9 million after taxes) were recorded related to the reorganization of the Company’s Shorewood operations in Canada, including $10 million before taxes ($7 million after taxes) of severance charges and $3 million before taxes ($2 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

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

2007:

During the second quarter of 2007, restructuring and other charges totaling $26 million before taxes ($16 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $17 million before taxes ($11 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

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

NOTE 4 - ACQUISITIONS, EXCHANGES AND JOINT VENTURES

Acquisitions:

2008:

On March 17, 2008, International Paper announced that it had signed an agreement with Weyerhaeuser Company to purchase its Containerboard, Packaging and Recycling (CBPR) business assets for $6 billion in cash, subject to post-closing adjustments. International Paper completed the acquisition on August 4, 2008. In June 2008, the Company had issued $3 billion of unsecured senior notes in anticipation of the acquisition. The remainder of the purchase price was financed through borrowings under a $2.5 billion bank term loan, borrowings under a receivables securitization program and existing cash balances. The operations will become part of International Paper’s North American Industrial Packaging business. The initial allocation of the purchase price to the assets acquired will be made in the 2008 third quarter.

2007:

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a privately held paper and packaging distributor in the United States, for $189 million. During the first quarter of 2008, the Company finalized the allocation of the purchase price to the fair value of the assets and liabilities acquired as follows:

In millions
Accounts receivable	$116
Inventory	31
Other current assets	7
Plants, properties and equipment, net	2
Goodwill	81
Deferred tax asset	2
Other intangible asset	33

Total assets acquired	272

Other current liabilities	79
Other liabilities	4

Total liabilities assumed	83

Net assets acquired	$189

The identifiable intangible assets acquired in connection with the Central Lewmar acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer lists	$18	13 years
Non-compete covenants	7	5 years
Trade names	8	15 years

Total	$33

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

The following table summarizes the final allocation of the fair value of the assets exchanged to the assets and liabilities acquired.

In millions
Accounts receivable	$55
Inventory	19
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	434
Goodwill	521
Other intangible assets	154
Other long-term assets	9

Total assets acquired	1,814

Other current liabilities	18
Deferred income taxes	270
Other liabilities	6

Total liabilities assumed	294

Net assets acquired	$1,520

Identifiable intangible assets included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Non-competition agreement	$10	2 years
Customer lists	144	10 – 20 years

Total	$154

The following unaudited pro forma information for the three months and six months ended June 30, 2007 presents the results of operations of International Paper as if the Central Lewmar acquisition and the Luiz Antonio asset exchange had occurred on January 1, 2007. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2007, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$5,495	$10,964
Earnings from continuing operations	201	671
Net earnings	191	638
Earnings from continuing operations per common share	0.47	1.52
Net earnings per common share	0.44	1.45

Joint Ventures:

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable. The Company’s investment in Ilim totaled $742 million at June 30, 2008, which is approximately $350 million higher than the Company’s share of the underlying net assets of Ilim. Based on initial estimates, approximately $150 million of this basis difference, principally related to the estimated fair value write-up of Ilim plant, property and equipment, is being amortized as a reduction of reported net income over the estimated remaining useful lives of the related assets. Approximately $200 million of the difference represents estimated goodwill.

International Paper is accounting for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting. Due to the complex organization structure of Ilim’s operations, and the extended time required for Ilim to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months and six months ended June 30, 2008 includes the Company’s share of Ilim’s operating results for the three-month and six-month periods ended March 31, 2008 under the caption Equity earnings, net of taxes.

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

Forestlands:

During the second quarter of 2008, the Company recorded a $3 million gain before taxes ($2 million after taxes) to adjust the gain previously recognized on the 2006 Transformation Plan sale of forestlands.

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

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired a minority interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under Generally Accepted Accounting Principles in the United States, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $3.7 billion and $578 million at June 30, 2008 and December 31, 2007, respectively. The balance in Temporary investments at June 30, 2008 included $3 billion in borrowings secured in the second quarter of 2008 in anticipation of the acquisition of Weyerhaeuser’s CBPR business.

Inventories by major category were:

In millions	June 30, 2008	December 31, 2007
Raw materials	$397	$320
Finished pulp, paper and packaging	1,452	1,413
Operating supplies	329	308
Other	41	30

Total	$2,219	$2,071

Accumulated depreciation was $15.5 billion at June 30, 2008 and $14.9 billion at December 31, 2007. The allowance for doubtful accounts was $111 million at June 30, 2008 and $95 million at December 31, 2007.

The following tables present changes in goodwill balances as allocated to each business segment for the six-month periods ended June 30, 2008 and 2007:

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2008
Printing Papers	$2,043	$69	$(14	)(b)	$2,098
Industrial Packaging	683	3	2	(c)	688
Consumer Packaging	530	6	5	(d)	541
Distribution	394	—	1	(e)	395

Total	$3,650	$78	$(6)		$3,722

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(c)	Reflects a purchase accounting adjustment related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) exchange.

(d)	Reflects additional goodwill related to joint ventures in China.

(e)	Reflects an increase from the final purchase adjustments related to the Central Lewmar acquisition in August 2007.

In millions	Balance December 31, 2006	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2007
Printing Papers	$1,441	$31	$558	(b)	$2,030
Industrial Packaging	670	1	(3	)(c)	668
Consumer Packaging	510	3	7	(d)	520
Distribution	308	—	—		308

Total	$2,929	$35	$562		$3,526

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a $568 million increase from the Luiz Antonio mill transaction in February 2007, and a $10 million reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(c)	Reflects a decrease from final purchase adjustments related to the Box USA acquisition.

(d)	Reflects additional goodwill related to joint ventures in China.

There was no material activity related to asset retirement obligations during either the first six months of 2008 or 2007.

Interest payments made during the six-month periods ended June 30, 2008 and 2007 were $186 million and $228 million, respectively. Capitalized interest costs were $10 million and $18 million for the six months ended June 30, 2008 and 2007, respectively. Total interest expense was $207 million for the first six months of 2008 and $230 million for the first six months of 2007. Interest income was $45 million and $89 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense and interest income in 2008 and 2007 exclude approximately $127 million and $167 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $5 million and $7 million during the first six months of 2008 and 2007, respectively. The expense related to these preferred securities was included in Minority interest expense in the consolidated statement of operations. Income tax payments of $81 million and $193 million were made during the first six months of 2008 and 2007, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. ($32 million and $49 million for the three and six months ended June 30, 2008, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Service cost	$1	$1	$1	$1
Interest cost	8	8	17	17
Actuarial loss	7	6	14	11
Amortization of prior service cost	(9)	(11)	(18)	(22)

Net postretirement benefit cost (a)	$7	$4	$14	$7

(a)	Excludes a $10 million credit for the six-month period ended June 30, 2007 for curtailments and termination benefits related to Wood Products, Arizona Chemical and Beverage Packaging recorded in Discontinued operations.

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

	Fair Value Measurements at June 30, 2008 Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps (a)	$41	$—	$41	$—
Commodity forward contracts (b)	91	—	91	—
Foreign currency forward contracts (c)	141	—	141	—

Total	$273	$—	$273	$—

Liabilities:
Interest rate swaps (d)	$7	$—	$7	$—
Foreign currency forward contracts (e)	3	—	3	—
Embedded derivatives (f)	6	—	6	—

Total	$16	$—	$16	$—

(a)	Includes $4 million recorded in Other current assets and $37 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $55 million recorded in Other current assets and $36 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $110 million recorded in Other current assets and $31 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $7 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Includes $3 million recorded in Other accrued liabilities in the accompanying consolidated balance sheet.

(f)	Includes $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

Accounting for Convertible Debt Securities:

In May 2008, the Financial Accounting Standards Board (FASB) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP’s effective date. The Company is currently evaluating the provisions of this FSP.

Intangible Assets:

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this FSP.

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company is currently evaluating the provisions of this statement.

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

Noncontrolling Interests in Consolidated Financial Statements:

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company is currently evaluating the provisions of this statement.

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

NOTE 8 - INCOME TAXES

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

During the second quarter of 2008, due to current period transactions, unrecognized tax benefits were increased by $1 million to $513 million and accrued estimated interest and tax penalties increased by $2 million to $74 million. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by up to $75 million during the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has been served with several lawsuits and is on notice of additional claims, and currently believes that it has adequate insurance to cover these lawsuits and other claims. Additionally, the Company also has property damage and business interruption insurance policies that are expected to be adequate to cover any significant losses resulting from this event. Accordingly, the Company believes that neither the settlement of these lawsuits nor the resolution of the property damage and business interruption costs will have a material adverse effect on its consolidated financial statements.

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

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the 1980’s Hardboard Claims) and during the 1990’s (the 1990’s Hardboard Claims, and together with the 1980’s Hardboard Claims, the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 10, Commitments and Contingent Liabilities, to the Financial Statements included in International Paper’s 2007 10-K. All Hardboard Claims were required to be made by January 15, 2008, while all Omniwood and Woodruf Claims must be made by January 6, 2009.

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

The following table presents the claims activity of the Hardboard Claims for the six-month period ended June 30, 2008:

In thousands	Single Family	Multi- Family	Total
December 31, 2007	29.8	2.2	32.0
No. of Claims Filed	8.7	1.5	10.2
No. of Claims Paid	(9.7)	(0.5)	(10.2)
No. of Claims Dismissed	(14.4)	(0.3)	(14.7)

June 30, 2008	14.4	2.9	17.3

The average settlement cost per claim for the six-month period ended June 30, 2008 for the Hardboard settlement was $2,272.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the six-month period ended June 30, 2008:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2007	3.1	0.6	1.0	0.3	4.1	0.9	5.0
No. of Claims Filed	3.2	0.1	0.3	—	3.5	0.1	3.6
No. of Claims Paid	(2.6)	(0.1)	(0.2)	—	(2.8)	(0.1)	(2.9)
No. of Claims Dismissed	(0.6)	(0.1)	(0.3)	—	(0.9)	(0.1)	(1.0)

June 30, 2008	3.1	0.5	0.8	0.3	3.9	0.8	4.7

The average settlement costs per claim for the six-month period ended June 30, 2008 for the Omniwood and Woodruf settlements were $4,340 and $4,458, respectively.

The following table presents an analysis of the net reserve activity for the six-month period ended June 30, 2008:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2007	$20	$25	$1	$46
Additional Provisions	34	4	2	40
Payments	(30)	(10)	(1)	(41)

Balance, June 30, 2008	$24	$19	$2	$45

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, environmental permits, taxes, personal injury, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 10 - DEBT

In June 2008, in anticipation of the Weyerhaeuser CBPR business acquisition, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018 and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $1 billion and maturities ranging from 2014 to 2018 to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps qualify for fair value hedge accounting in accordance with SFAS No. 133. The fair value of these interest rate swaps as of June 30, 2008 is included in the Fair Value Measurement section of Note 6.

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

At June 30, 2008 and December 31, 2007, International Paper classified $108 million and $112 million, respectively, of tenderable bonds and commercial paper and bank notes as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by its contractually committed $1.5 billion bank credit agreement.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2008, the Company held long-term credit ratings of BBB and Baa3 by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. In the first quarter of 2008, in conjunction with the announcement of International Paper’s intent to purchase Weyerhaeuser Company’s CBPR business for $6 billion, S&P revised the outlook on the Company’s long-term credit rating from stable to credit watch with negative implications, and Moody’s revised their outlook from stable to negative. On August 4th, S&P removed the credit watch with negative implications and placed the Company’s long-term corporate credit rating on negative outlook. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively. As previously announced in the 2008 first quarter, S&P downgraded the Company’s short-term credit rating from A-2 to A-3 following the completion of the Weyerhaeuser transaction. The Company’s P-3 short-term rating by Moody’s was affirmed.

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

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the Financial Statements included in International Paper’s 2007 10-K.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Service cost	$23	$30	$48	$57
Interest cost	136	129	269	260
Expected return on plan assets	(168)	(158)	(335)	(317)
Actuarial loss	30	47	60	95
Amortization of prior service cost	8	5	15	10

Net periodic pension expense (a)	$29	$53	$57	$105

(a)	Excludes a one-time charge of $4 million for the three-month and six-month periods ended June 30, 2007 for curtailments and special termination benefits related to the Transformation Plan recorded in Restructuring and other charges.

The Company’s funding policy for its qualified pension plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plan in 2008. The Company continually reassesses the amount and timing of any discretionary contributions. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $8 million through June 30, 2008.

NOTE 12 - STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Non-employee directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s 2007 10-K. As of June 30, 2008, 27.2 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2008 and 2007 was $51 million and $58 million, respectively. The actual tax deduction realized for stock-based compensation costs was $19,000 and $9 million for the six-month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, $116 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of one year.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 900 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Expected volatility	20.61% - 27.11%	19.57% - 27.11%
Risk-free interest rate	1.867% - 3.497%	1.199% - 3.497%

The following summarizes the activity for PSP for the six months ended June 30, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	6,217,012	$35.67
Granted	3,984,146	36.26
Shares Issued (a)	(3,570,125)	41.68
Forfeited	(228,209)	34.75

Outstanding at June 30, 2008	6,402,824	$32.71

(a)	Includes 156,154 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of June 30, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	28,013,735	$39.81
Granted	—	—
Exercised	(14,800)	31.55
Forfeited	(59,778)	46.41
Expired	(2,075,945)	42.08

Outstanding at June 30, 2008	25,863,212	$39.62	4.15	$1,025

All options were fully vested and exercisable as of June 30, 2008.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	122,625	$37.18
Granted	18,000	28.34
Shares Issued	(28,625)	38.80
Forfeited	(3,000)	33.70

Outstanding at June 30, 2008	109,000	$35.39

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Printing Papers	$1,790	$1,610	$3,505	$3,150
Industrial Packaging	1,470	1,315	2,915	2,550
Consumer Packaging	795	745	1,565	1,460
Distribution	1,970	1,720	3,955	3,395
Forest Products	55	90	80	175
Other Businesses (4)	—	—	—	135
Corporate and Inter-segment Sales	(273)	(189)	(545)	(357)

Net Sales	$5,807	$5,291	$11,475	$10,508

Operating Profit by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (2)	2008	2007 (2)
Printing Papers	$226	$188	$411	$355
Industrial Packaging	87	108	184	181
Consumer Packaging	13 (3)	30	22 (3)	70
Distribution	26	30	42	50
Forest Products	41	94	66	191
Other Businesses (4)	—	—	—	6

Operating Profit (1)	393	450	725	853
Interest expense, net	(81)	(80)	(162)	(141)
Minority interest/equity earnings adjustment (5)	8	6	12	11
Corporate items, net	(21)	(57)	(42)	(94)
Restructuring and other charges	—	(26)	(37)	(44)
Sale of forestlands	3	—	3	—
Net gains on sales and impairments of businesses	—	1	1	315

Earnings from continuing operations before income taxes, equity earnings and minority interest	$302	$294	$500	$900

Equity earnings, net of taxes – Ilim Holding S.A. (1)	$32	$—	$49	$—

(1)	In addition to the operating profits shown above, International Paper recorded $32 million and $49 million of equity earnings, net of taxes, for the three months and six months ended June 30, 2008, respectively, related to its 50% equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Prior-year information has been revised to reflect a change in the allocation of corporate overhead to the Company’s industry segments (see Note 1 to the consolidated financial statements).

(3)	Includes charges of $5 million and $13 million before taxes, for the first and second quarters of 2008, respectively, relating to the reorganization of the Company’s Shorewood operation in Canada.

(4)	Includes Arizona Chemical and certain smaller businesses.

(5)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest / equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes, minority interest and equity earnings.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2008	2007	2008	2007
Printing Papers
U.S. Uncoated Papers	868	949	1,778	1,931
European and Russian Uncoated Papers	373	354	746	730
Brazilian Uncoated Papers	211	198	421	342
Asian Uncoated Papers	7	7	15	12

Uncoated Papers	1,459	1,508	2,960	3,015
Market Pulp (3)	416	337	770	672
Packaging
Container of the Americas	896	905	1,778	1,787
European Container	288	298	583	605
Other Industrial and Consumer Packaging	198	165	377	296

Industrial and Consumer Packaging	1,382	1,368	2,738	2,688
Containerboard	493	457	999	849
Coated Paperboard	595	599	1,201	1,190
Saturated and Bleached Kraft Papers	61	63	126	116

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

For the 2008 second quarter, International Paper delivered solid operating results despite very tough market conditions. Although faced with unprecedented input cost increases and a weakening U.S. economy, we reported the highest second-quarter earnings from continuing operations since 2000. Despite $211 million of higher energy, chemical, wood and freight costs, higher average price realizations, an improved product mix and reduced mill operating costs contributed to an increase in earnings from continuing operations compared with the 2007 second quarter.

Looking ahead to the 2008 third quarter, we anticipate that we will continue to face a challenging environment. Costs for wood, chemicals and freight are expected to continue to escalate, and energy costs should remain high. We expect our average prices will increase as we begin to realize benefits from announced price increases for uncoated freesheet paper, coated paperboard, containerboard and corrugated boxes. Sales volumes are expected to be mixed. Printing papers and containerboard volumes are expected to be about flat, while volumes should increase for market pulp. Earnings will benefit from a significant decrease in North American planned maintenance expenses and better operations, but lower equity earnings are expected from our investment in Ilim Holding S.A. due principally to planned maintenance outages and a foreign exchange remeasurement loss. Forestland sales should be similar to 2008 second-quarter levels, but the planned completion of a large sale of Forest Products mineral rights is expected to add approximately $260 million to third-quarter earnings. Overall, excluding Forest Products earnings and the operating results of the recently acquired Weyerhaeuser packaging business assets, we expect 2008 third-quarter earnings will be less than second-quarter earnings as input cost increases are likely to outpace the benefits of price increases.

RESULTS OF OPERATIONS

For the second quarter of 2008, International Paper reported net sales of $5.8 billion, compared with $5.3 billion in the second quarter of 2007 and $5.7 billion in the first quarter of 2008.

Net earnings totaled $227 million, or $0.54 per share, in the 2008 second quarter. This compared with earnings of $190 million, or $0.44 per share, in the second quarter of 2007 and earnings of $133 million, or $0.31 per share, in the first quarter of 2008.

Earnings from continuing operations were $228 million in the second quarter of 2008 compared with $200 million in the second quarter of 2007 and $150 million in the 2008 first quarter. Compared with the second quarter of 2007, earnings in the 2008 second quarter benefited from higher average price realizations ($104 million), lower operating costs and a more favorable mix of products sold ($61 million), and lower corporate items and other costs ($33 million). These benefits were offset by lower sales volumes ($7 million), higher mill outage costs ($9 million), significantly higher raw material and freight costs ($151 million), lower earnings from land sales ($38 million), and a higher income tax provision ($12 million) reflecting a slightly higher estimated effective tax rate in 2008. Costs associated with the extended shutdown of the Vicksburg mill caused by a recovery boiler explosion during the quarter also reduced earnings ($10 million); however, this was largely offset by lower expenses related to the conversion of the Pensacola mill to the production of lightweight linerboard ($9 million). The 2008 second quarter results included equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. ($32 million). Additionally, net special items were a loss of $7 million in the 2008 second quarter versus a loss of $23 million in the second quarter of 2007.

Compared with the first quarter of 2008, earnings from continuing operations benefited from higher average price realizations ($25 million), higher sales volumes ($13 million), improved manufacturing operations ($67 million), higher gains from land sales ($10 million), and decreased corporate items and other costs ($16 million). These benefits were partially offset by higher raw material and freight costs ($42 million), higher mill outage costs ($32 million), and a higher income tax provision ($3 million). Net interest expense decreased slightly ($1 million). Costs associated with the extended shutdown of the Vicksburg mill reduced earnings ($10 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $15 million versus the first quarter. Net special items were a loss of $7 million in the 2008 second quarter versus a loss of $25 million in the first quarter of 2008.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes and equity earnings and minority interest net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2008	2007	2008
Net Earnings	$227	$190	$133
Deduct – Discontinued operations:
Losses from operations	—	3	1
Loss on sales or impairments	1	7	16

Earnings From Continuing Operations	228	200	150
Add back:
Income tax provision	97	89	59
Equity earnings, net of taxes	(30)	—	(16)
Minority interest expense, net of taxes	7	5	5

Earnings From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	302	294	198
Interest expense, net	81	80	81
Minority interest / equity earnings included in operations	(8)	(6)	(4)
Corporate items	21	57	21
Special items:
Restructuring and other charges	—	26	37
Sale of forestlands	(3)	—	—
Net gains on sales and impairments of businesses	—	(1)	(1)

	$393	$450	$332

Industry Segment Operating Profit
Printing Papers	$226	$188	$185
Industrial Packaging	87	108	97
Consumer Packaging	13	30	9
Distribution	26	30	16
Forest Products	41	94	25

Total Industry Segment Operating Profit (1)	$393	$450	$332

(1)	In addition to operating profit shown above, International Paper recorded $32 million and $17 million of equity earnings, net of taxes, for the three months ended June 30, 2008 and March 31, 2008, respectively, related to its investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $393 million in the 2008 second quarter were lower than the $450 million in the 2007 second quarter, but higher than the $332 million in the 2008 first quarter. Compared with the second quarter of 2007, earnings in the current quarter benefited from significantly higher average price realizations ($145 million), lower operating costs and a more favorable mix of products sold ($86 million), and lower corporate items and other costs ($13 million). These benefits were offset by lower sales volumes ($10 million), higher mill outage costs ($12 million), significantly higher raw material and freight costs ($211 million), and lower gains from land sales ($53 million). Costs associated with the extended shutdown of the Vicksburg mill caused by a recovery boiler explosion during the quarter reduced profit ($15 million); however, this was largely offset by lower expenses related to the conversion of the Pensacola mill to the production of lightweight linerboard ($13 million). Special items consisted of a loss of $13 million in the 2008 second quarter.

Compared with the 2008 first quarter, operating profits benefited from higher average price realizations ($37 million), higher sales volumes ($19 million), lower manufacturing costs ($98 million), and higher gains from land sales ($15 million). These benefits were offset by higher raw material and freight costs ($62 million) and significantly higher mill outage costs ($47 million). Corporate items and other costs decreased ($24 million). Vicksburg costs reduced profit ($15 million). Special items consisted of a loss of $13 million in the 2008 second quarter versus a loss of $5 million in the first quarter of 2008.

During the 2008 second quarter, International Paper took approximately 270,000 tons of downtime, including 2,000 tons that were market-related, compared with approximately 145,000 tons of downtime in the second quarter of 2007, which included 4,000 tons of market-related downtime. During the 2008 first quarter, International Paper took approximately 120,000 tons of downtime, none of which was market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

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

Income Taxes

The income tax provision was $97 million for the 2008 second quarter. Excluding a $3 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 32.5% for the quarter.

In the 2008 first quarter the income tax provision was $59 million. Excluding a $16 million benefit relating to the tax effects of special items, the effective tax rate for continuing operations was 31.5% for the quarter.

The income tax provision totaled $89 million in the 2007 second quarter. Excluding a $2 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items was 29%.

Interest Expense and Corporate Items

Net interest expense for both the second and first quarters of 2008 was $81 million compared with $80 million for the 2007 second quarter.

Corporate items, net, were $21 million in both the second and first quarters of 2008 and were $57 in the second quarter of 2007. Compared with the prior quarter, higher supply chain costs were offset by an $11 million gain resulting from the sale of the site of the former Natchez, MS mill. The decrease compared with the prior year reflects lower pension costs and the gain on the sale of the Natchez property.

Overhead charges allocated to industry segments in the second quarter of 2008 were $50 million lower than in the first quarter of 2008 reflecting lower incentive compensation and inventory-related costs. Overhead charges allocated to industry segments in the second quarter of 2008 were $15 million lower than in the 2007 second quarter, primarily due to lower medical and incentive compensation costs.

Special Items

Restructuring and Other Charges

2008:

During the second quarter of 2008, restructuring and other charges totaling $13 million before taxes ($9 million after taxes) were recorded related to the reorganization of the Company’s Shorewood operations in Canada, including $10 million before taxes ($7 million after taxes) of severance charges and $3 million before taxes ($2 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

During the first quarter of 2008, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded, including a $40 million charge before taxes ($25 million after taxes) for adjustments of legal reserves, a $5 million charge before taxes ($3 million after taxes) related to the reorganization of the Company’s Shorewood operations in Canada and a $3 million credit before taxes ($2 million after taxes) for adjustments to previously recorded reserves associated with the Company’s organizational restructuring programs.

2007:

During the second quarter of 2007, restructuring and other charges totaling $26 million before taxes ($16 million after taxes) were recorded for organizational restructuring programs associated with the Company’s Transformation Plan, including $17 million before taxes ($11 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

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

Forestlands

During the second quarter of 2008, the Company recorded a $3 million gain before taxes ($2 million after taxes) to adjust the gain previously recognized on the 2006 Transformation Plan sale of forestlands.

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first six months of 2008.

Printing Papers

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,790	$1,715	$3,505	$1,610	$1,540	$3,150
Operating Profit	226	185	411	188	167	355

Printing Papers net sales for the second quarter of 2008 were 4% higher than the first quarter of 2008 and 11% higher than the second quarter of 2007. Operating profits in the second quarter of 2008 were 22% higher than the first quarter of 2008, and 20% higher than the second quarter of 2007.

North American Printing Papers net sales were $880 million in the second quarter of 2008 compared with $885 million in the first quarter of 2008 and $875 million in the second quarter of 2007. Operating earnings of $125 million were up compared with $106 million in the first quarter of 2008 and $85 million in the second quarter of 2007.

Average sales price realizations in the second quarter of 2008 were significantly higher than in the first quarter of 2008 reflecting a full-quarter benefit from first-quarter price increases for uncoated freesheet paper. Sales volumes were lower in the second quarter of 2008 reflecting the 2007 third quarter conversion of one machine at the Pensacola mill from the production of uncoated freesheet to lightweight linerboard for our Industrial Packaging segment, and the June 2008 conversion at the Bastrop, Louisiana mill to pulp production. Planned maintenance downtime costs were about $13 million higher than in the first quarter with second-quarter outages at the Eastover, Courtland, Louisiana and Ticonderoga mills. Manufacturing operations were favorable in the second quarter principally reflecting improvements at two of our mills that experienced operating disruptions in the first quarter. Input costs for energy, chemicals and wood increased significantly, and freight costs were also higher reflecting increasing fuel costs.

Compared with the second quarter of 2007, average sales price realizations were up significantly in the second quarter of 2008 reflecting the realization of price increases implemented during 2007 and in the first quarter of 2008. Sales volumes were lower in the second quarter of 2008 primarily due to a reduction of uncoated freesheet paper capacity resulting from the conversion of one of the machines at the Pensacola mill to the production of lightweight linerboard for our Industrial Packaging segment in the third quarter of 2007 and the conversion of the Louisiana mill to 100% pulp production. Manufacturing costs improved principally due to the conversions of these higher cost mills. Planned maintenance downtime costs were $14 million lower in the 2008 second quarter reflecting outages at four mills compared with five mills in the 2007 second quarter. These benefits were offset by significantly higher costs for energy, caustic soda, wood and chemicals. Additionally, freight costs were also unfavorable.

Looking ahead to the third quarter of 2008, average sales price realizations are expected to continue to increase reflecting previously announced sales price increases for uncoated freesheet paper, forms and envelope papers. Sales volumes are expected to improve modestly depending on economic growth. Planned maintenance expenses will be lower during the period with only the Riverdale and Courtland mills scheduled to take downtime during the quarter. However, input costs for energy, caustic soda and starch are expected to be significantly higher, and freight costs should continue to increase.

European Printing Papers net sales were $445 million in the second quarter of 2008 compared with $435 million in the first quarter of 2008 and $370 million in the second quarter of 2007. Operating earnings in the second quarter of 2008 were $39 million compared with $42 million in the first quarter of 2008 and $44 million in the second quarter of 2007.

Average sales price realizations in the second quarter of 2008 improved for uncoated freesheet paper and pulp compared with the first quarter of 2008. Sales volumes were lower with decreased sales of uncoated freesheet paper in Western Europe. However, the earnings impact of this decline was offset by improved sales volume in Russia at higher margins. Manufacturing costs were higher during the quarter due to the annual maintenance outage at our Svetogorsk mill in Russia. Raw material costs were slightly higher as lower wood costs largely offset higher energy and chemical costs.

Compared with the second quarter of 2007, average sales price realizations were significantly higher with the realizations of price increases implemented throughout 2007 across all regions and in the 2008 first quarter in Russia. Sales volumes in the second quarter of 2008 improved largely due to higher sales from the new BCTMP pulp facility in Svetogorsk. Uncoated freesheet paper volumes were also higher. Manufacturing costs were favorable as operating performance improved. Input costs, however, were significantly higher for wood, chemicals and energy.

Entering the 2008 third quarter, sales volumes are expected to increase due to higher BCTMP sales, while average sales price realizations should also improve with the full-quarter impact of pulp price increases implemented during the second quarter. Planned maintenance downtime expenses are expected to be higher, and raw material costs should also increase due to higher energy costs.

Brazilian Printing Papers net sales were $255 million in the second quarter of 2008 compared with $225 million in the first quarter of 2008 and $205 million in the second quarter of 2007. Operating earnings in the second quarter of 2008 were $51 million compared with $33 million in the first quarter of 2008 and $41 million in the second quarter of 2007, and included a $6 million gain on a sale of certain legal claim rights in Brazil.

Average sales price realizations in the second quarter of 2008 were higher than in the first quarter of 2008 reflecting higher export prices, partially offset by lower average domestic prices. Margins were positively affected by an increased proportion of higher-margin domestic sales. Sales volumes were slightly higher due to stronger domestic cut-size paper sales and increased pulp shipments. Input costs were lower as a decrease in electricity costs more than offset a 38% increase in natural gas rates.

Compared with the second quarter of 2007, average sales price realizations increased reflecting higher prices in export markets. Margins were positively impacted by an increased proportion of higher-margin domestic sales. Sales volumes were up from last year for both pulp and paper. Input costs were significantly higher, primarily for electricity and natural gas.

Looking ahead to the third quarter, average sales price realizations are expected to improve in both domestic and export markets. Sales volumes should benefit from a solid domestic market for uncoated freesheet paper and increased pulp sales. Input costs for natural gas and chemicals will continue to increase.

Asian Printing Papers net sales were approximately $5 million for all periods presented. Operating earnings were close to breakeven for all periods presented.

U.S. Market Pulp net sales were $205 million in the second quarter of 2008 compared with $165 million in the first quarter of 2008 and $155 million in the second quarter of 2007. Operating earnings were $11 million in the second quarter of 2008 compared with $4 million in the first quarter of 2008 and $18 million in the second quarter of 2007.

Sales volumes in the second quarter of 2008 were higher than in the first quarter of 2008 due to continued strong market demand and the additional pulp production at the Louisiana mill, which shifted to 100% pulp production during the quarter. Average sales price realizations were slightly above first quarter levels. Manufacturing costs were lower due to improved operating performance at several mills, while planned maintenance downtime costs were about even with the first quarter. Input costs for energy and chemicals increased, and freight costs were also higher.

Compared with the second quarter of 2007, sales volumes were higher due to the increased pulp production at the Louisiana mill and the ramp-up of fluff pulp production at the Riegelwood mill. Average sales price realizations were significantly higher reflecting sales price increases implemented during 2007 and the first half of 2008. Planned maintenance downtime costs were $5 million higher, and manufacturing operating costs increased due to increased pulp production at the Louisiana mill. Input costs increased for wood, energy and chemicals, and freight costs were also higher.

Entering the 2008 third quarter, sales volumes are expected to be higher due to continued strong demand for pulp and the increased production capacity resulting from the shift in production from paper to pulp at the Louisiana mill. Average sales prices should improve reflecting the realization of an announced price increase for fluff pulp. Planned mill maintenance downtime costs should be slightly favorable, while manufacturing operations are expected to be similar to the second quarter.

Industrial Packaging

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,470	$1,445	$2,915	$1,315	$1,235	$2,550
Operating Profit	87	97	184	108	73	181

Industrial Packaging net sales for the second quarter of 2008 were 2% higher than in the first quarter of 2008 and 12% higher than in the second quarter of 2007. Operating profits in the second quarter of 2008 were 10% lower than in the first quarter of 2008, and 19% lower than the second quarter of 2007.

North American Industrial Packaging net sales were $1.06 billion in the second quarter of 2008 compared with $1.05 billion in the first quarter of 2008 and $975 million in the second quarter of 2007. Operating earnings were $65 million in the second quarter of 2008 compared with $79 million in the first quarter of 2008 and $84 million in the second quarter of 2007.

Operating results for the 2008 second quarter were impacted by a recovery boiler explosion at the Vicksburg, MS, mill in May which resulted in an extended shutdown of the mill. This shutdown had a $15 million negative effect on second quarter earnings. Sales volumes compared with the first quarter of 2008 were slightly higher reflecting seasonally stronger box sales. Average sales price realizations were slightly ahead of first-quarter levels. Planned maintenance downtime costs were about $16 million higher than in the first quarter reflecting outages at the Mansfield, Prattville, Pineville, Savannah and Vicksburg mills in the second quarter. Input costs continued to move substantially higher, primarily for energy and chemicals.

Compared with the second quarter of 2007, containerboard markets were stronger and sales volumes improved. The increased production resulting from the lightweight linerboard machine in Pensacola was also a factor in the sales volume increase. Average sales price realizations were significantly higher due to price increases implemented during 2007. However, costs were significantly higher for wood, energy, chemicals, and recycled fiber. Freight costs also increased significantly reflecting higher fuel costs. Costs associated with planned maintenance downtime were $21 million higher than in the second quarter of 2007 reflecting planned outages at five mills in the current quarter versus two mills in the prior year. Additionally, results in the second quarter of 2007 included $13 million of expenses related to the conversion of the Pensacola mill to linerboard production.

Looking ahead to the 2008 third quarter, containerboard shipments are expected to increase reflecting higher production resulting from less planned maintenance downtime. Box sales volumes should increase with seasonally higher customer demand. Average sales price realizations should also improve, benefiting from a $55/ton containerboard price increase and a corresponding box price increase effective in July. Costs associated with planned maintenance outages should be about $35 million lower in the third quarter with more than 80% of the 2008 planned maintenance work now completed. Input costs are expected to continue to increase in the third quarter. Results will continue to be impacted by the Vicksburg shutdown, mitigated somewhat as insurance proceeds are received.

European Industrial Packaging net sales were $315 million for both the second and first quarters of 2008 and $270 million for the second quarter of 2007. Operating earnings were $20 million in the second quarter of 2008 compared with $18 million in the first quarter of 2008 and $23 million in the second quarter of 2007. The Company completed the purchase of the minority shares of its operations in Morocco during the 2007 third quarter.

Sales volumes in the second quarter of 2008 were lower than in the 2008 first quarter due to a softer industrial market, seasonally slower fruit and vegetable volumes in Southern Europe, and adverse weather-related impacts on the summer fruit season in France. Sales margins improved as box prices remained strong while costs for kraft and recycled containerboard continued to decline. Energy costs were higher, and operating costs were unfavorable.

Compared to the second quarter of 2007, sales volumes in the 2008 second quarter were lower reflecting a weak market for industrial products throughout Europe. Sales margins were higher due to strong pricing and declining costs for kraft and recycled containerboard. These benefits were partially offset by higher energy and operating costs. Earnings in the second quarter of 2007 had benefited from a $6 million insurance recovery from a fire at a plant in Turkey.

Entering the third quarter, sales volumes are expected to be lower reflecting seasonally slower agricultural markets and continuing weak industrial markets throughout Europe. Sales margins may decline due to pressure on box prices as the market responds to the lower input costs for board.

Asian Industrial Packaging net sales were $95 million in the second quarter of 2008 compared with $80 million in the first quarter of 2008 and $70 million in the second quarter of 2007. Operating earnings grew to $2 million in the 2008 second quarter, up from about breakeven in the 2008 first quarter and 2007 second quarter.

Consumer Packaging

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$795	$770	$1,565	$745	$715	$1,460
Operating Profit	13	9	22	30	40	70

Consumer Packaging net sales for the second quarter of 2008 were 3% higher than in the first quarter of 2007, but 7% higher than in the second quarter of 2007. Operating profits in the second quarter of 2008 were 44% higher than in the first quarter of 2008 and 57% lower than in the second quarter of 2007.

North American Consumer Packaging net sales were $625 million in the second quarter of 2008 compared with $600 million in the first quarter of 2008 and $595 million in the second quarter of 2007. Operating earnings were about breakeven in the second quarter of 2008 compared with a loss of $3 million in the first quarter of 2008 and a gain of $21 million in the second quarter of 2007.

Coated paperboard average sales prices improved in the second quarter of 2008 compared with the first quarter of 2008 with the realization of price increases for cup stock, folding carton board and coated bristols. Sales volumes were about flat as demand remained solid. Planned maintenance downtime costs were $11 million higher than in the first quarter. Manufacturing operating costs were favorable reflecting improved operations at the Augusta and Riegelwood mills. Input costs continued to rise, particularly for energy and chemicals. Compared with the second quarter of 2007, average sales prices were significantly higher with the realization of price increases implemented during 2007 and the first half of 2008. Sales volumes were up slightly. However, input costs were significantly higher, particularly for energy and polyethylene, while planned maintenance downtime expenses were about flat.

Shorewood sales volumes in the second quarter of 2008 increased from the first quarter of 2008 reflecting a seasonal increase in the home entertainment segment, partially offset by lower shipments in the tobacco segment. Margins benefited from a higher proportion of sales in the home entertainment market. Raw material costs were up due to increased coated paperboard costs during the quarter. Second quarter results included $13 million of expenses related to the reorganization of Shorewood’s Canadian operations versus $5 million in the first quarter. Compared with the second quarter of 2007, sales volumes in the second quarter of 2008 were lower reflecting softer demand in the tobacco, consumer products and display segments, partially offset by improvement in the home entertainment segment. Sales margins improved, primarily in the home entertainment segment.

Foodservice sales volumes in the second quarter of 2008 were somewhat seasonally higher than in the first quarter of 2008. Average sales price realizations improved as the result of a full-quarter benefit from first-quarter price increases, but margins declined due to a higher proportion of lower-margin cold cup shipments. Converting operating costs were favorable with improved efficiencies from higher production levels at the Shelbyville plant. Raw material costs were higher reflecting continued increases in uncoated board and resin costs. Compared with the second quarter of 2007, sales volumes in the 2008 second quarter increased, while average sales prices were also higher. Raw material costs increased for board and resins, and freight costs also increased.

Looking ahead to the third quarter, coated paperboard sales volumes are expected to increase slightly. Average sales price realizations should continue to improve with a full-quarter impact of price increases announced in the second quarter and the partial realization of announced third-quarter price increases for folding carton board, cup stock and coated bristols. Manufacturing operations are expected to improve, and planned maintenance costs will be lower. Shorewood’s operating results are also expected to improve in the third quarter with seasonally stronger sales volumes in the home entertainment and consumer products segments and lower expenses related to the reorganization of the Canadian operations. Foodservice operating results should benefit from the realization of sales price increases and a more favorable product mix, although input costs for coated board, polystyrene and polyethylene are expected to continue to increase.

European Consumer Packaging net sales were $75 million in both the second and first quarters of 2008 compared with $65 million in the second quarter of 2007. Operating earnings were $8 million in the second quarter of 2008 compared with $9 million in the first quarter of 2008 and $6 million in the second quarter of 2007.

Sales volumes in the second quarter of 2008 were lower than in the first quarter of 2008, while average sales price realizations improved. Manufacturing costs were higher during the quarter due to the annual maintenance outage at the Svetogorsk mill in Russia. Compared with the second quarter of 2007, sales volumes in the second quarter of 2008 were slightly lower with growth in domestic markets offset by a decline in export market sales. Average sales price realizations improved, due in part to the decline in sales to the lower-margin export market, but also reflecting higher average prices in European domestic markets. Operating results for the 2008 third quarter will reflect higher costs associated with the annual planned maintenance shutdown of the Kwidzyn mill.

Asian Consumer Packaging net sales were $95 million in both the second and first quarters of 2008 and $85 million in the second quarter of 2007. Operating earnings in the second quarter of 2008 were $5 million compared with $3 million in both the first quarter of 2008 and the second quarter of 2007.

Distribution

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,970	$1,985	$3,955	$1,720	$1,675	$3,395
Operating Profit	26	16	42	30	20	50

Distribution’s 2008 second quarter sales were 1% lower than in the first quarter of 2008, while operating profits increased 63%. Compared to the 2007 second quarter, sales rose 15% while operating profits decreased 13%.

Despite softening demand, second-quarter 2008 sales of printing papers, graphic arts supplies and equipment of $1.3 billion remained at about the same level as the first quarter of 2008 and increased from $1.1 billion in the 2007 second quarter. Sales were higher than in the second quarter of 2007 due to both price increases and volume gains, and included contributions from the 2007 third quarter acquisition of Central Lewmar. Strong mill direct sales to the book publishing and catalog markets continued throughout the second quarter of 2008. Compared to both the first quarter of 2008 and second quarter of 2007, reduced average margins for printing papers reflected the increase in mix of lower-margin mill direct sales.

Packaging sales were $0.4 billion in the second quarter of 2008, about the same as the first quarter of 2008 and second quarter of 2007. Trade margins for packaging products increased in the second quarter of 2008 compared with both the first quarter of 2008 and second quarter of 2007 due to a more favorable product and service mix.

Sales of facility supply products were $0.3 billion in the second quarter of 2008, the first quarter of 2008 and the first quarter of 2007. Trade margins for facility supplies were slightly lower than the first quarter of 2007 reflecting a less favorable product mix.

Operating profits totaled $26 million in the second quarter of 2008 compared with $16 million in the first quarter of 2008 and $30 million in the second quarter of 2007. Compared with the first quarter of 2008, operating profits increased reflecting lower corporate overhead allocations, less bad debt expense and lower operating costs. Profits declined compared with the 2007 second quarter due to lower volume, higher fuel costs and an increase in the allocation of corporate expenses. Looking ahead to the 2008 third quarter, revenue is expected to continue to reflect slower general economic activity but earnings should improve, including benefits from cost reduction efforts.

Forest Products

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$55	$25	$80	$90	$85	$175
Operating Profit	41	25	66	94	97	191

Forest Products net sales in the second quarter of 2008 were more than double than in the first quarter of 2008, but 39% lower than in the second quarter of 2007. Operating earnings in the second quarter of 2008 were 64% higher than in the first quarter of 2008, but 56% lower than in the second quarter of 2007.

Forest Products earnings from forestland sales in the second quarter of 2008 were $25 million higher than in the first quarter of 2008 due to the timing of the completion of forestland sale transactions. Harvest, recreational and minerals income decreased $7 million versus the first quarter, while forestland operating expenses were $2 million higher. Compared with the 2007 second quarter, earnings from forestland sales declined $45 million and harvest, recreational and minerals income decreased $1 million. Forestland operating expenses were $1 million higher than in the second quarter of 2007, while profits from sales of real estate properties decreased $6 million. Operating results in the 2008 third quarter are expected to reflect a significant increase due to a projected $263 million sale of mineral rights in August.

Other Businesses

	2008			2007
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$—	$—	$—	$—	$135	$135
Operating Profit	—	—	—	—	6	6

The Other Businesses segment principally included the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; and thus operating results in 2007 reflect only two months of activity.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended June 30, 2008 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended March 31, 2008 under the caption “Equity earnings, net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings for Ilim, net of taxes, of $32 million in the second quarter of 2008 compared with $17 million in the first quarter of 2008. Earnings reported for the second quarter included a $14 million after-tax foreign exchange gain on the remeasurement of U.S. dollar denominated debt, and a $3 million after-tax charge to write off a share repurchase option. Excluding these items, earnings increased $4 million, or 24%, compared with the prior quarter.

Sales volumes increased for paper and there were higher containerboard export sales volumes to China and Europe. Pulp sales volumes were about flat. Average sales price realizations improved for all product lines reflecting higher prices in both domestic and export markets. Input costs increased for wood, chemicals and energy while higher distribution costs reflected both rate increases and higher volumes. Manufacturing operations were favorable despite an extended recovery boiler outage at the Kotlas mill and mill digester limitations at Ust-Ilimsk.

For the 2008 second quarter to be reported in the Company’s third quarter, strong market conditions are expected to continue although earnings will be negatively affected by reduced production volume and by costs related to annual planned maintenance outages at the Ust-Ilimsk, Bratsk and Kotlas mills. Average sales price realizations should remain solid, and input costs for wood, chemicals and energy are expected to remain high. A foreign exchange remeasurement loss is expected during the quarter due to the strengthening of the U.S. dollar versus the Swiss Franc.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $1.0 billion for the first six months of 2008, up from $688 million for the comparable 2007 six-month period, reflecting improved working capital management. Earnings adjusted for non-cash charges were $924 million for the first six months of 2008 compared to $1.3 billion for the first six months of 2007. Cash provided by working capital components totaled $86 million for the first six months of 2008, up from a use of $577 million for the comparable 2007 six-month period.

Cash proceeds from divestitures totaled approximately $14 million for the first six months of 2008, relating to the sales of certain remaining Wood Products facilities during the first quarter. Investments in capital projects totaled $482 million in the first six months of 2008 compared to $477 million in the first six months of 2007. Full-year 2008 capital spending is currently expected to be approximately $1.1 billion, or about equal to depreciation and amortization expense for our current businesses.

Financing activities for the first six months of 2008 included a $3 billion net increase in debt versus a $465 million net decrease during the comparable 2007 six-month period. Activity for the second quarter of 2008 included the issuance of $3 billion of unsecured senior notes in anticipation of the planned acquisition of the Weyerhaeuser CBPR business. These notes consisted of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018, and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the terms of the respective notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements, with a notional amount of $1 billion and maturities ranging from 2014 to 2018, to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133 (see Fair Value Measurements in Note 6).

In the second quarter of 2007, International Paper repurchased $35 million of 5.85% notes with an original maturity in October 2012.

In March 2007, International Paper Investments (Luxembourg) S.ar.l., a wholly-owned subsidiary of International Paper, repaid $143 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010. Other debt activity in the first quarter of 2007 included the repayment of $198 million of 7.625% notes that matured within the quarter.

At June 30, 2008 and December 31, 2007, International Paper classified $108 million and $112 million, respectively, of tenderable bonds and commercial paper and bank notes as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed $1.5 billion bank credit agreement, to renew or convert these obligations.

During the first six months of 2008, International Paper issued approximately 2.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million. During the first six months of 2007, the Company purchased 29.1 million shares of its common stock through open market purchases for approximately $1.1 billion, and issued approximately 3.8 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $71 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $218 million and $223 million for the first six months of 2008 and 2007, respectively. Dividends were $.50 per share for the first six months in both years.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2008, the Company held long-term credit ratings of BBB and Baa3 by Standard & Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. In the first quarter of 2008, in conjunction with the announcement of International Paper’s intent to purchase Weyerhaeuser Company’s CBPR business for $6 billion, S&P revised the outlook on the Company’s long-term credit rating from stable to credit watch with negative implications, and Moody’s revised their outlook from stable to negative. On August 4th, S&P removed the credit watch with negative implications and placed the Company’s long-term corporate credit rating on negative outlook. The Company currently has short-term credit ratings by S&P and Moody’s of A-3 and P-3, respectively.

As previously announced in the 2008 first quarter, S&P downgraded the Company’s short-term credit rating from A-2 to A-3 following the completion of the Weyerhaeuser transaction. The Company’s P-3 short-term rating by Moody’s was affirmed.

At June 30, 2008, International Paper had approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. There were no outstanding borrowings under the fully committed bank credit agreement or the receivables securitization program at June 30, 2008.

Also in June 2008, International Paper entered into a $3 billion committed bank credit agreement in anticipation of the Weyerhaeuser CBPR business acquisition. Under the terms of the credit agreement, the Company could borrow at closing up to $2.5 billion to be repaid quarterly over a period of five years from the date of the borrowing, and up to $500 million under a line of credit to be repaid over twelve months with an option for a 6 month extension. These loans will have an interest rate of LIBOR plus a margin based on the credit rating of the Company, and will incur underwriting fees due on the closing date of $37 million on the $2.5 billion loan and $13 million on the $500 million line of credit.

In anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the Weyerhaeuser CBPR business, International Paper entered into a series of forward starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion and a maturity date in September 2010. These forward starting interest rate swaps are being accounted for as cash flow hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate of future interest payments related to any borrowing under the bank credit agreement (see Fair Value Measurements in Note 6).

Other than as described above relating to the proposed Weyerhaeuser CBPR business acquisition, International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2008 using existing cash balances plus cash from operations, supplemented as required by its existing credit facilities. Funding decisions will be guided by our capital structure planning and debt management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

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

The Company has included in its 2007 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. While the Company has not made any changes in these critical accounting policies during the first six months of 2008, the discussion of accounting for possible impairments of long-lived assets and goodwill, as shown below, has been modified to emphasize certain key judgments and estimates required by management.

Impairment of Long-Lived Assets and Goodwill. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of recorded goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating and economic factors. As these key factors change in future periods, the Company will update its impairment analyses to reflect its latest estimates and projections.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $57 million for International Paper’s U.S. plans for the six months ended June 30, 2008, or about $48 million less than the pension expense for the first six months of 2007. Net pension expense for non-U.S. plans was about $2 million for the first six months of both 2008 and 2007. The decrease in U.S. plan pension expense was principally due to an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2008, the market value of plan assets for International Paper’s U.S. plans totaled approximately $7.7 billion, consisting of approximately 45% equity securities, 36% fixed income securities, and 19% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plans in 2008. The Company continually reassesses the amount and timing on any discretionary contributions. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $26 million in 2008.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, the following: our ability to realize the expected benefits of our acquisition of the containerboard, packaging and recycling business of Weyerhaeuser Company in light of integration difficulties and other challenges; changes in the cost or availability of raw materials and energy; changes in transportation availability or costs; the effects of competition from foreign and domestic producers; changes in our product mix; delays in implementing previously announced price increases; the strength of demand for our product and changes in overall demand; changes in credit ratings issued by nationally recognized statistical rating organizations; the availability of credit; pension and health care costs; changes related to international economic conditions; changes in currency exchange rates; unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations; results of legal proceedings; whether we experience a material disruption at one of our manufacturing facilities; whether expected non-price improvements can be realized; increases in interest rates; our substantial indebtedness and our ability to meet our debt service obligations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 42 of International Paper’s 2007 10-K, which information is incorporated herein by reference. In June 2008, in anticipation of the Weyerhaeuser packaging business acquisition, International Paper issued $3 billion of unsecured senior notes and entered into $1 billion of fixed-to-floating interest rate swaps to hedge the new debt. As a result, the potential loss resulting from an increase in the fair value of debt resulting from a 10% adverse shift in quoted interest rates would be approximately $125 million higher than at December 31, 2007. There have been no other material changes in the Company’s exposure to market risk since December 31, 2007.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s 2007 10-K contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Forward-looking statements are statements that are not historical in nature and are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature.

The Company has identified the following additional risk factors to supplement those set forth in the 2007 10-K:

RISKS RELATING TO THE ACQUISITION (THE “ACQUISITION”) OF THE CONTAINERBOARD, PACKAGING AND RECYCLING BUSINESS (THE “CBPR BUSINESS”) OF WEYERHAEUSER COMPANY

WE MAY NOT REALIZE THE EXPECTED BENEFITS OF THE ACQUISITION BECAUSE OF INTEGRATION DIFFICULTIES AND OTHER CHALLENGES. The success of the Acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the CBPR Business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of the CBPR Business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems; and

•	retaining key employees.

We may not accomplish the integration of the CBPR Business smoothly, successfully or within the anticipated costs or timeframe. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business.

OUR SUBSTANTIAL DEBT OBLIGATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our substantial debt obligations could have important consequences to our business, for example:

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts, mergers and acquisitions and capital expenditures;

•	if we cannot service our indebtedness, we may have to take actions such as selling assets, or seeking additional equity or debt; and

•	we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest.

RISKS RELATING TO INDUSTRY CONDITIONS

THE INDUSTRIES IN WHICH WE OPERATE ARE HIGHLY CYCLICAL. FLUCTUATIONS IN THE PRICES OF AND THE DEMAND FOR OUR PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. As many of our products are widely available from other producers, competition is based primarily on price, which is affected by many factors outside of our control, including the production capacity and utilization rates of our competitors.

DEMAND FOR OUR PRODUCTS MAY DECLINE DUE TO COMPETING TECHNOLOGIES OR MATERIALS. Our products may compete with nonfiber-based alternatives or with alternative products in certain market segments. Changes in prices for oil, chemicals and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. If use of these alternatives grows, demand for our products may decline.

These risk factors do not represent a comprehensive list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set forth in the 2007 10-K and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	237	$27.20	—	—
Total	237	—	—	—

(a)	All shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 12, 2008.

(b)	Three Class II directors were elected: Samir G. Gibara, John F. Turner and Alberto Weisser. One Class III director, J. Steven Whisler, was elected. Directors whose terms of office continued after the annual meeting are David J. Bronczek, Martha F. Brooks, Lynn Laverty Elsenhans, John V. Faraci, Donald F. McHenry, John L. Townsend III and William G. Walter.

(c)(i)	The votes for or withheld with respect to each nominee were:

	For	Withheld
Samir G. Gibara	261,189,160	117,086,616
John F. Turner	261,206,688	117,069,088
Alberto Weisser	261,015,272	117,260,504
J. Steven Whisler	284,452,894	93,822,882

(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
374,528,259	871,588	2,875,927	0

(iii)	Shareholders voted to approve the company proposal concerning majority voting in non-contested director elections. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
352,905,312	22,004,776	3,365,685	0

(iv)	Shareholders voted to approve the company proposal concerning annual election of directors. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
373,209,824	1,803,862	3,262,085	0

(v)	Shareholders voted to approve the company proposal to remove supermajority voting provisions (Article VII). The votes were as follows:

For	Against	Abstain	Broker Non-Vote
371,570,670	3,224,245	3,480,860	0

(vi)	Shareholders voted to approve the company proposal to remove supermajority voting provisions (Article VIII). The votes were as follows:

For	Against	Abstain	Broker Non-Vote
372,416,235	2,357,279	3,502,260	0

(vii)	Shareholders voted not to approve the shareholder proposal concerning majority voting. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
47,555,246	293,272,704	3,462,524	33,985,302

(viii)	Shareholders voted not to approve the shareholder proposal concerning sustainable forestry. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
18,395,306	285,822,872	40,072,296	33,985,302

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

3.2	By-laws of International Paper Company, as amended through May 12, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 16, 2008).

4.1	Supplemental Indenture (including the form of Notes), dated as of June 4, 2008, between International Paper Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2008).

10.1	Credit Agreement, dated as of June 16, 2008, by and among the Company, the Lenders a party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008).

10.2	Amendment No. 1, dated May 27, 2008, to Debt Commitment Letter dated March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2008).

10.3	Waiver, dated April 14, 2008, to the Debt Commitment Letter dated March 15, 2008.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: August 8, 2008	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls Senior Vice President and Chief Financial Officer

Date: August 8, 2008	By	/s/ ROBERT J. GRILLET
Robert J. Grillet Vice President – Finance and Controller