Form 10-Q
period 2008-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2008-11-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 5, 2008 was

427,530,031.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$6,808	$5,541	$18,283	$16,049

Costs and Expenses
Cost of products sold	5,154	4,086	13,720	11,818
Selling and administrative expenses	507	455	1,438	1,331
Depreciation, amortization and cost of timber harvested	374	277	965	808
Distribution expenses	376	255	962	765
Taxes other than payroll and income taxes	48	42	136	131
Gain on sale of mineral rights	(261)	—	(261)	—
Restructuring and other charges	97	42	152	86
Forestland sales	(3)	(9)	(6)	(9)
Net losses (gains) on sales and impairments of businesses	107	1	106	(314)
Interest expense, net	144	77	306	218

Earnings From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	265	315	765	1,215
Income tax provision	118	89	274	321
Equity earnings, net of taxes	5	—	51	—
Minority interest expense, net of taxes	3	6	15	17

Earnings From Continuing Operations	149	220	527	877
Discontinued operations, net of taxes and minority interest	—	(3)	(18)	(36)

Net Earnings	$149	$217	$509	$841

Basic Earnings Per Common Share
Earnings from continuing operations	$0.35	$0.52	$1.25	$2.03
Discontinued operations	—	(0.01)	(0.04)	(0.08)

Net earnings	$0.35	$0.51	$1.21	$1.95

Diluted Earnings Per Common Share
Earnings from continuing operations	$0.35	$0.52	$1.24	$2.01
Discontinued operations	—	(0.01)	(0.04)	(0.08)

Net earnings	$0.35	$0.51	$1.20	$1.93

Average Shares of Common Stock Outstanding – assuming dilution	423.4	425.6	424.2	435.7

Cash Dividends Per Common Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and temporary investments	$771	$905
Accounts and notes receivable, net	3,864	3,152
Inventories	2,766	2,071
Assets of businesses held for sale	—	24
Deferred income tax assets	217	213
Other current assets	272	370

Total Current Assets	7,890	6,735

Plants, Properties and Equipment, net	14,755	10,141
Forestlands	712	770
Investments	1,377	1,276
Goodwill	3,877	3,650
Deferred Charges and Other Assets	1,558	1,587

Total Assets	$30,169	$24,159

Liabilities and Common Shareholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$800	$267
Accounts payable	2,532	2,145
Accrued payroll and benefits	404	400
Liabilities of businesses held for sale	—	4
Other accrued liabilities	1,219	1,026

Total Current Liabilities	4,955	3,842

Long-Term Debt	11,232	6,353
Deferred Income Taxes	3,124	2,919
Other Liabilities	1,854	2,145
Minority Interest	239	228
Common Shareholders’ Equity
Common stock, $1 par value, 493.6 shares in 2008 and 2007	494	494
Paid-in capital	6,710	6,755
Retained earnings	4,559	4,375
Accumulated other comprehensive loss	(614)	(471)

	11,149	11,153
Less: Common stock held in treasury, at cost, 66.0 shares in 2008 and 68.4 shares in 2007	2,384	2,481

Total Common Shareholders’ Equity	8,765	8,672

Total Liabilities and Common Shareholders’ Equity	$30,169	$24,159

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net earnings	$509	$841
Discontinued operations, net of taxes and minority interest	18	36

Earnings from continuing operations	527	877
Depreciation, amortization and cost of timber harvested	965	808
Deferred income tax (benefit) expense, net	(51)	125
Restructuring and other charges	152	86
Payments related to restructuring and legal reserves	(71)	(60)
Net losses (gains) on sales and impairments of businesses	106	(314)
Equity earnings, net	(51)	—
Gains on sales of forestlands	(3)	(9)
Periodic pension expense, net	89	158
Other, net	80	145
Changes in current assets and liabilities
Accounts and notes receivable	(12)	(6)
Inventories	(104)	(91)
Accounts payable and accrued liabilities	243	(313)
Other	86	1

Cash provided by operations – continuing operations	1,956	1,407
Cash used for operations – discontinued operations	—	(56)

Cash Provided by Operations	1,956	1,351

Investment Activities
Invested in capital projects	(732)	(804)
Acquisitions, net of cash acquired	(6,086)	(227)
Proceeds from divestitures	14	1,675
Equity investment in Ilim	(21)	—
Other	(147)	(135)

Cash (used for) provided by investment activities – continuing operations	(6,972)	509
Cash used for investment activities – discontinued operations	—	(12)

Cash (Used for) Provided by Investment Activities	(6,972)	497

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(47)	(1,124)
Issuance of common stock	1	122
Issuance of debt	6,011	15
Reduction of debt	(627)	(528)
Change in book overdrafts	(45)	(3)
Dividends paid	(321)	(330)
Other	(69)	—

Cash Provided by (Used for) Financing Activities	4,903	(1,848)

Effect of Exchange Rate Changes on Cash	(21)	78

Change in Cash and Temporary Investments	(134)	78
Cash and Temporary Investments
Beginning of period	905	1,624

End of period	$771	$1,702

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Changes in Common Shareholders’ Equity

(Unaudited)

(In millions, except share amounts in thousands)

Nine Months Ended September 30, 2008

					Accumulated Other Comprehensive Income (Loss)			Total Common Shareholders’ Equity
	Common Stock Issued		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance, December 31, 2007	493,556	$494	$6,755	$4,375	$(471)	68,436	$2,481	$8,672
Issuance of stock for various plans, net	—	—	(45)	—	—	(3,899)	(144)	99
Repurchase of stock	—	—	—	—	—	1,472	47	(47)
Common stock dividends	—	—	—	(325)	—	—	—	(325)
Comprehensive income (loss):
Net earnings	—	—	—	509	—	—	—	509
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans (less tax of $43)	—	—	—	—	62	—	—	62
Non-U.S. plans (less tax of $0)	—	—	—	—	3	—	—	3
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	(163)	—	—	(163)
Net gains on cash flow hedging derivatives:
Net gains arising during the period (less tax of $3)	—	—	—	—	16	—	—	16
Less: Reclassification adjustment for gains included in net income (less tax of $22)	—	—	—	—	(61)	—	—	(61)

Total comprehensive income								366

Balance, September 30, 2008	493,556	$494	$6,710	$4,559	$(614)	66,009	$2,384	$8,765

Nine Months Ended September 30, 2007

					Accumulated Other Comprehensive Income (Loss)			Total Common Shareholders’ Equity
	Common Stock Issued		Paid-in Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance, December 31, 2006	493,340	$493	$6,735	$3,737	$(1,564)	39,844	$1,438	$7,963
Issuance of stock for various plans, net	216	1	(17)	—	—	(5,031)	(182)	166
Repurchase of stock	—	—	—	—	—	30,577	1,124	(1,124)
Common stock dividends	—	—	—	(330)	—	—	—	(330)
Comprehensive income (loss):
Net earnings	—	—	—	841	—	—	—	841
Pension and post-retirement divestitures, amortization of prior service costs and net loss:
U.S. plans (less tax of $52)	—	—	—	—	70	—	—	70
Non-U.S. plans (less tax of $4)	—	—	—	—	8	—	—	8
Change in cumulative foreign currency translation adjustment (less tax of $0)	—	—	—	—	451	—	—	451
Net gains on cash flow hedging derivatives:
Net gains arising during the period (less tax of $0)	—	—	—	—	17	—	—	17
Less: Reclassification adjustment for gains included in net income (less tax of $1)	—	—	—	—	(12)	—	—	(12)

Total comprehensive income								1,375
Adoption of FIN 48 (Note 8)	—	—	—	(94)	—	—	—	(94)

Balance, September 30, 2007	493,556	$494	$6,718	$4,154	$(1,030)	65,390	$2,380	$7,956

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

Financial information by industry segment is presented on page 22. Effective January 1, 2008, the Company changed its method of allocating corporate overhead expenses to its business segments to increase the expense amounts allocated to these businesses in reports reviewed by its chief executive officer to facilitate performance comparisons with other companies. Accordingly, the Company has revised its presentation of industry segment operating profit to reflect this change in allocation method, and has adjusted all comparative prior period information on this basis, reducing reported industry segment operating profits for the three months and nine months ended September 30, 2007 by $132 million and $381 million, respectively, with no effect on reported net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2008	2007	2008	2007
Earnings from continuing operations	$149	$220	$527	$877
Effect of dilutive securities	—	—	—	—

Earnings from continuing operations – assuming dilution	$149	$220	$527	$877

Average common shares outstanding	421.2	422.3	421.0	431.8
Effect of dilutive securities
Restricted stock performance share plan	2.2	2.9	3.2	3.4
Stock options (a)	—	0.4	—	0.5

Average common shares outstanding – assuming dilution	423.4	425.6	424.2	435.7

Earnings per common share from continuing operations	$0.35	$0.52	$1.25	$2.03

Diluted earnings per common share from continuing operations	$0.35	$0.52	$1.24	$2.01

(a)	Options to purchase 25.7 million shares and 19.2 million shares for the three months ended September 30, 2008 and 2007, respectively, and options to purchase 25.7 million shares and 18.0 million shares for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

2008:

During the third quarter of 2008, restructuring and other charges totaling $97 million before taxes ($60 million after taxes) were recorded, including $35 million before taxes ($22 million after taxes) for adjustments to legal reserves (see Note 9), $53 million before taxes ($33 million after taxes) to write-off supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition (see Note 4), $8 million before taxes ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and $1 million before taxes ($0 million after taxes) for severance costs associated with the Company’s Transformation Plan.

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

NOTE 4 – ACQUISITIONS, EXCHANGES AND JOINT VENTURES

Acquisitions:

2008:

On August 4, 2008, International Paper completed the acquisition of the assets of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business (CBPR) for $6 billion in cash, subject to post-closing adjustments. In June 2008, the Company had issued $3 billion of unsecured senior notes in anticipation of the CBPR business acquisition. The remainder of the purchase price was financed through borrowings under a $2.5 billion bank term loan, $0.4 billion of borrowings under a receivables securitization program and existing cash balances. The CBPR operating results are included in International Paper’s North American Industrial Packaging business from the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price, plus direct acquisition costs, to the fair value of assets and liabilities acquired. The final allocation is expected to be completed in the first half of 2009.

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	662
Inventory	611
Other current assets	15
Plants, properties and equipment, net	4,920
Goodwill	279
Other intangible assets	48
Deferred charges and other assets	61

Total assets acquired	6,598

Accounts payable and accrued liabilities	471
Deferred income taxes	8
Other liabilities	50

Total liabilities assumed	529

Net assets acquired	$6,069

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life (at acquisition date)
Asset Class:
Trade names	$5	4 - 12 years
Patented technology	9	4 - 12 years
Proprietary software	16	4 - 5 years
Power agreements	16	1 - 7 years
Water rights	2	Indefinite

Total	$48

In connection with the preliminary purchase price allocation, inventories were written up by approximately $39 million before taxes ($24 million after taxes) to their estimated fair value. As the related inventories were sold during the 2008 third quarter, this amount was included in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the 2008 third quarter included a $19 million charge before taxes ($12 million after taxes) for integration costs associated with the acquisition.

The following unaudited pro forma information for the three months and nine months ended September 30, 2008 and 2007 presents the results of operations of International Paper as if the CBPR acquisition, and the 2007 acquisition and exchange discussed below, had occurred on January 1, 2007. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2007, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2008	2007	2008	2007
Net sales	$7,298	$6,937	$21,405	$20,385
Earnings from continuing operations	138	189	411	752
Net earnings	138	186	393	716
Earnings from continuing operations per common share	0.33	0.44	0.97	1.73
Net earnings per common share	0.33	0.44	0.93	1.64

The CBPR financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition date on August 4, 2008.

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

The following unaudited pro forma information for the three months and nine months ended September 30, 2007 presents the results of operations of International Paper as if the Central Lewmar acquisition and the Luiz Antonio asset exchange had occurred on January 1, 2007. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2007, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net sales	$5,669	$16,627
Earnings from continuing operations	225	886
Net earnings	222	851
Earnings from continuing operations per common share	0.53	2.03
Net earnings per common share	0.52	1.95

Joint Ventures:

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable, and contributed an additional $21 million in 2008. The Company’s investment in Ilim totaled $765 million at September 30, 2008, which is approximately $350 million higher than the Company’s share of the underlying net assets of Ilim. Based on current estimates, approximately $250 million of this basis difference, principally related to the estimated fair value write-up of Ilim plant, property and equipment, is being amortized as a reduction of reported net income over the estimated remaining useful lives of the related assets. Approximately $100 million of the difference represents estimated goodwill.

International Paper is accounting for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting. Due to the complex organizational structure of Ilim’s operations, and the extended time required for Ilim to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months and nine months ended September 30, 2008 includes the Company’s share of Ilim’s operating results for the three-month and nine-month periods ended June 30, 2008 under the caption Equity earnings, net of taxes.

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

Forestlands:

2008:

During both the second and third quarters of 2008, the Company recorded a $3 million gain before taxes ($2 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan sale of forestlands.

2007:

During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestlands sales.

Other Divestitures and Impairments:

2008:

During the third quarter of 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Papers industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

NOTE 6 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $522 million and $578 million at September 30, 2008 and December 31, 2007, respectively.

Inventories by major category were:

In millions	September 30, 2008	December 31, 2007
Raw materials	$447	$320
Finished pulp, paper and packaging	1,831	1,413
Operating supplies	438	308
Other	50	30

Total	$2,766	$2,071

Accumulated depreciation was $15.5 billion at September 30, 2008 and $14.9 billion at December 31, 2007. The allowance for doubtful accounts was $122 million at September 30, 2008 and $95 million at December 31, 2007.

The following tables present changes in goodwill balances as allocated to each business segment for the nine-month periods ended September 30, 2008 and 2007:

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2008
Printing Papers	$2,043	$(43)	$(21	) (b)	$1,979
Industrial Packaging	683	(2)	281	(c)	962
Consumer Packaging	530	6	5	(d)	541
Distribution	394	—	1	(e)	395

Total	$3,650	$(39)	$266		$3,877

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(c)	Reflects $279 million related to the CBPR acquisition and $2 million in purchase accounting adjustments related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) purchase.

(d)	Reflects additional goodwill related to joint ventures in China.

(e)	Reflects an increase from the final purchase adjustments related to the Central Lewmar acquisition in August 2007.

In millions	Balance December 31, 2006	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2007
Printing Papers	$1,441	$81	$531	(b)	$2,053
Industrial Packaging	670	3	(6	) (c)	667
Consumer Packaging	510	4	14	(d)	528
Distribution	308	—	96	(e)	404

Total	$2,929	$88	$635		$3,652

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Includes the acquisition of the Luiz Antonio mill in February 2007.

(c)	Reflects a $3 million decrease from final purchase adjustments related to the Box USA acquisition, and a $3 million decrease from the adjustments upon the purchase of the remaining 33.5% interest in Compagnie Marocaine des Cartons et des Papiers (CMCP) in August 2007.

(d)	Reflects additional goodwill related to joint ventures in China.

(e)	Reflects the acquisition of Central Lewmar in August 2007.

There was no material activity related to asset retirement obligations during either the first nine months of 2008 or 2007.

Interest payments made during the nine-month periods ended September 30, 2008 and 2007 were $321 million and $353 million, respectively. Capitalized interest costs were $19 million and $25 million for the nine months ended September 30, 2008 and 2007, respectively. Total interest expense was $374 million for the first nine months of 2008 and $342 million for the first nine months of 2007. Interest income was $68 million and $124 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense and interest income in 2008 and 2007 exclude approximately $179 million and $256 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $8 million and $10 million during the first nine months of 2008 and 2007, respectively. The expense related to these preferred securities was included in Minority interest expense in the consolidated statement of operations. Income tax payments of $104 million and $243 million were made during the first nine months of 2008 and 2007, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. ($5 million and $54 million for the three and nine months ended September 30, 2008, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Service cost	$1	$—	$2	$1
Interest cost	8	9	25	26
Actuarial loss	7	6	21	17
Amortization of prior service cost	(9)	(11)	(27)	(33)

Net postretirement benefit cost (a)	$7	$4	$21	$11

(a)	Excludes credits of $1 million and $11 million for the three-month and nine-month periods ended September 30, 2007, respectively, for curtailments and termination benefits related to Wood Products, Arizona Chemical, Beverage Packaging and the Transformation Plan initiative recorded in Restructuring and other charges and Discontinued operations.

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

	Fair Value Measurements at September 30, 2008 Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps (a)	$60	$—	$60	$—
Commodity forward contracts (b)	4	—	4	—
Foreign currency forward contracts (c)	85	—	85	—

Total	$149	$—	$149	$—

Liabilities:
Interest rate swaps (d)	$8	$—	$8	$—
Commodity forward contracts (e)	19		19
Foreign currency forward contracts (f)	43	—	43	—
Embedded derivatives (g)	4	—	4	—

Total	$74	$—	$74	$—

(a)	Includes $3 million recorded in Other current assets and $57 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $1 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $72 million recorded in Other current assets and $13 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $8 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Includes $11 million recorded in Other accrued liabilities and $8 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Includes $33 million recorded in Other accrued liabilities and $10 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Includes $4 million recorded in Other liabilities in the accompanying consolidated balance sheet.

NOTE 7 – RECENT ACCOUNTING DEVELOPMENTS

Accounting for Convertible Debt Securities:

In May 2008, the Financial Accounting Standards Board (FASB) issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP’s effective date. The Company currently has no convertible debt instruments that may be settled in cash upon conversion.

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

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 6). In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 is effective upon issuance. The Company considered the guidance provided by this FSP in the preparation of the accompanying financial statements. The Company is currently evaluating the effects of the remaining provisions of SFAS No. 157.

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

During the third quarter of 2008, due to current period transactions, unrecognized tax benefits increased by $2 million to $515 million and accrued estimated interest and tax penalties increased by $3 million to $77 million. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $240 million during the next 12 months.

Also in the 2008 third quarter, a $29 million charge was recorded for estimated U.S. income taxes on a gain recorded by the Company’s Ilim Holding S.A. joint venture relating to the sale of a Russian subsidiary.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has been served with several lawsuits and is on notice of additional claims, and currently believes that it has adequate insurance to cover these lawsuits and other claims. Additionally, the Company also has property damage and business interruption insurance policies that are expected to be adequate to cover any significant losses resulting from this event. Accordingly, the Company believes that neither the settlement of these lawsuits nor the resolution of the property damage and business interruption claims will have a material adverse effect on its consolidated financial statements.

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

Claims Data and Reserve Analysis

Claims activity for the Hardboard, Omniwood and Woodruf claims during 2007 was generally in line with updated projections made in the fourth quarter of 2006, although in connection with the January 15, 2008 filing deadline for Hardboard siding claims, the Company received a large number of claims at the end of 2007 and the beginning of 2008. During the first quarter of 2008, based on a current estimate of payments to be made for all claims received to date and projected future claim filings, an additional charge of $40 million was recorded to increase the reserve to management’s best estimate of the amount required for future payments. During the third quarter of 2008, the Company completed a revised claims projection taking into account current actual claim settlement costs, recent claim filing activity, and updated projections of claims activity through the end of the settlement period. Based on these projections, the Company recorded a $42 million increase in the reserve balance in the 2008 third quarter to increase the reserve to management’s best estimate of the amount required for future payments. This increase, together with a $7 million reduction of a related liability, is included in Restructuring and other charges in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008.

The following table presents the claims activity of the Hardboard Claims for the nine-month period ended September 30, 2008:

In thousands	Single Family	Multi- Family	Total
December 31, 2007	29.8	2.2	32.0
No. of Claims Filed	8.7	1.5	10.2
No. of Claims Paid	(14.1)	(1.0)	(15.1)
No. of Claims Dismissed	(17.9)	(0.3)	(18.2)

September 30, 2008	6.5	2.4	8.9

The average settlement cost per claim for the nine-month period ended September 30, 2008, for the Hardboard settlement was $2,261.

The following table presents the claims activity of the Omniwood Claims and the Woodruf Claims for the nine-month period ended September 30, 2008:

	Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2007	3.1	0.6	1.0	0.3	4.1	0.9	5.0
No. of Claims Filed	4.6	0.1	0.9	—	5.5	0.1	5.6
No. of Claims Paid	(3.4)	(0.1)	(0.3)	—	(3.7)	(0.1)	(3.8)
No. of Claims Dismissed	(0.8)	(0.1)	(0.4)	—	(1.2)	(0.1)	(1.3)

September 30, 2008	3.5	0.5	1.2	0.3	4.7	0.8	5.5

The average settlement costs per claim for the nine-month period ended September 30, 2008, for the Omniwood and Woodruf settlements were $5,294 and $4,138, respectively.

The following table presents an analysis of the net reserve activity for the nine-month period ended September 30, 2008:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2007	$20	$25	$1	$46
Additional Provisions	45	29	8	82
Payments	(49)	(20)	(3)	(72)

Balance, September 30, 2008	$16	$34	$6	$56

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, intellectual property, environmental permits, taxes, personal injury, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 10 - DEBT

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments starting in the fourth quarter of 2008 and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the loan. Also in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from the unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August. A $500 million bridge loan that was available to fund the acquisition was not used by the Company and was cancelled upon the closing of the acquisition.

Also in the third quarter of 2008, International Paper repaid approximately $355 million it had borrowed under its receivables securitization program. The Company also repaid $125 million of the $2.5 billion long-term debt, and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

The Company also entered into a series of forward floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward interest rate swaps are being accounted for as cash flow hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate of future interest payments related to any borrowing under the bank credit agreement.

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018 and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $1 billion and maturities ranging from 2014 to 2018 to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133.

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

At September 30, 2008 and December 31, 2007, International Paper classified $806 million and $112 million, respectively, of tenderable bonds, commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by its contractually committed $1.5 billion bank credit agreement.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2008, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

NOTE 11 - RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all salaried U.S. employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Employees hired after June 30, 2004, who are not eligible for these pension plans, receive an additional company contribution to their individual savings plans.

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the financial statements included in International Paper’s 2007 10-K.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Service cost	$28	$28	$76	$85
Interest cost	135	130	404	390
Expected return on plan assets	(168)	(158)	(503)	(475)
Actuarial loss	30	48	90	143
Amortization of prior service cost	7	5	22	15

Net periodic pension expense (a)	$32	$53	$89	$158

(a)	Excludes a one-time charge of $4 million for the nine-month period ended September 30, 2007 for curtailments and special termination benefits related to the Transformation Plan recorded in Restructuring and other charges.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plan in 2008. The Company continually reassesses the amount and timing of any discretionary contributions. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $21 million through September 30, 2008.

NOTE 12 - STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Non-employee directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 17 to the Financial Statements included in International Paper’s 2007 10-K. As of September 30, 2008, 27.4 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2008 and 2007 was $83 million and $94 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $19,000 and $15 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $130 million and $60 million for the nine-month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, $97 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of one year.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Expected volatility	22.083% - 40.389%	19.567% - 40.389%
Risk-free interest rate	1.759% - 3.497%	1.199% - 3.497%

The following summarizes the activity for PSP for the nine months ended September 30, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	6,217,012	$35.67
Granted	3,984,146	36.26
Shares Issued (a)	(3,585,430)	41.65
Forfeited	(262,354)	34.64

Outstanding at September 30, 2008	6,353,374	$32.71

(a)	Includes 171,458 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of September 30, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	28,013,735	$39.81
Granted	—	—
Exercised	(14,800)	31.55
Forfeited	(92,648)	44.40
Expired	(2,217,875)	41.92

Outstanding at September 30, 2008	25,688,412	$39.62	3.90	$—

All options were fully vested and exercisable as of September 30, 2008.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2008:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	122,625	$37.18
Granted	18,000	28.34
Shares Issued	(28,625)	38.80
Forfeited	(3,000)	33.70

Outstanding at September 30, 2008	109,000	$35.39

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Printing Papers	$1,800	$1,660	$5,305	$4,810
Industrial Packaging	2,320	1,305	5,235	3,855
Consumer Packaging	830	775	2,395	2,235
Distribution	2,075	1,880	6,030	5,275
Forest Products	55	120	135	295
Other Businesses (6)	—	—	—	135
Corporate and Inter-segment Sales	(272)	(199)	(817)	(556)

Net Sales	$6,808	$5,541	$18,283	$16,049

Operating Profit by Industry Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007 (2)	2008		2007 (2)
Printing Papers	$103	(3)	$241	$514	(3)	$596
Industrial Packaging	95	(4)	84	279	(4)	265
Consumer Packaging	(2	)(5)	27	20	(5)	97
Distribution	35		30	77		80
Forest Products	305		96	371		287
Other Businesses (6)	—		—	—		6

Operating Profit (1)	536		478	1,261		1,331
Interest expense, net	(144)		(77)	(306)		(218)
Minority interest/equity earnings adjustment (7)	(1)		4	11		15
Corporate items, net	(40)		(56)	(82)		(150)
Restructuring and other charges	(89)		(42)	(126)		(86)
Sale of forestlands	3		9	6		9
Net (gains) losses on sales and impairments of businesses	—		(1)	1		314

Earnings from continuing operations before income taxes, equity earnings and minority interest	$265		$315	$765		$1,215

Equity earnings, net of taxes – Ilim Holding S.A. (1)	$5		$—	$54		$—

(1)	In addition to the operating profits shown above, International Paper recorded $5 million and $54 million of equity earnings, net of taxes, for the three months and nine months ended September 30, 2008, respectively, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Prior-year information has been revised to reflect a change in the allocation of corporate overhead to the Company’s industry segments (see Note 1 to the consolidated financial statements).

(3)	Includes a charge of $107 million to write down the assets of the Inverurie, Scotland mill to estimated fair value.

(4)	Includes a charge of $39 million relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a charge of $19 million for CBPR integration costs.

(5)	Includes charges of $8 million and $26 million before taxes, for the three months and nine months ended September 30, 2008, respectively, related to the reorganization of the Company’s Shorewood operation in Canada.

(6)	Includes Arizona Chemical and certain smaller businesses.

(7)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax minority interest / equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes, minority interest and equity earnings.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2008	2007	2008	2007
Printing Papers
U.S. Uncoated Papers	875	940	2,653	2,871
European and Russian Uncoated Papers	355	351	1,101	1,081
Brazilian Uncoated Papers	217	225	638	567
Asian Uncoated Papers	6	6	21	18

Uncoated Papers	1,453	1,522	4,413	4,537

Market Pulp (3)	448	348	1,218	1,020

Industrial Packaging
Corrugated Packaging (4)	1,641	896	3,419	2,683
Containerboard (4)	686	466	1,686	1,315
Recycling (4)	397	—	397	—
Saturated Kraft	45	42	130	124
Bleached Kraft	24	19	65	53
European Industrial Packaging	261	274	844	879
Asia Industrial Packaging	154	116	443	329

Industrial Packaging	3,208	1,813	6,984	5,383

Consumer Packaging
U.S. Coated Paperboard	403	413	1,202	1,200
European Coated Paperboard	81	79	235	238
Asia Coated Paperboard	138	127	386	371
Other Consumer Packaging	48	42	136	125

Consumer Packaging	670	661	1,959	1,934

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes internal sales to mills.

(4)	Includes CBPR volumes from date of acquisition.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Despite difficult market conditions, International Paper delivered solid operating results in the 2008 third quarter. The Company achieved improvements in average price realizations for most major products; however this favorable effect was offset by higher input costs for wood, energy and chemicals and higher freight costs. Results also benefited from reduced operating costs, contributions from our global operations and the addition of the containerboard, packaging and recycling business acquired on August 4, 2008 from Weyerhaeuser Company. Finally, cash provided by operations increased significantly to nearly $950 million, well above the $250 million used for capital expenditures during the quarter.

Looking ahead to the 2008 fourth quarter, the recent decline in economic conditions, weakness in global financial markets, and global currency fluctuations have created difficult fourth-quarter market conditions. Average price realizations should improve for uncoated freesheet, containerboard, corrugated boxes and coated paperboard products in North America as we continue to realize announced price increases. Price realizations in Brazil for uncoated freesheet should also move higher, but prices in Europe are expected to be about flat. Global market prices for pulp, however, are expected to continue to decline. Demand for paper and packaging products in North America, and for market pulp globally, weakened sharply toward the end of the third quarter, and are expected to remain weak during the fourth quarter. Printing papers demand is expected to remain stable in Brazil. While prices for natural gas, electricity and fuel oil have declined, prices for other input costs are expected to remain high or to increase, with no significant decrease in total input costs expected in the fourth quarter.

In summary, we expect that operating profits for the fourth quarter will be less than third-quarter earnings, with the amount of the decline dependent upon global economic activity and its impact on demand for our major products as we continue to manage our production to meet our customers’ needs and to maximize cash flow.

RESULTS OF OPERATIONS

For the third quarter of 2008, International Paper reported net sales of $6.8 billion, compared with $5.5 billion in the third quarter of 2007 and $5.8 billion in the second quarter of 2008.

Net earnings totaled $149 million, or $0.35 per share, in the 2008 third quarter. This compared with earnings of $217 million, or $0.51 per share, in the third quarter of 2007 and earnings of $227 million, or $0.54 per share, in the second quarter of 2008.

Earnings from continuing operations were $149 million in the third quarter of 2008 compared with $220 million in the third quarter of 2007 and $228 million in the 2008 second quarter. Compared with the third quarter of 2007, earnings in the 2008 third quarter benefited from higher average price realizations ($118 million), higher sales volumes ($52 million), including sales from the former Weyerhaeuser Company CBPR business acquired in the 2008 third quarter, lower operating costs and a more favorable mix of products sold ($72 million), higher earnings from land and mineral rights sales ($149 million), and slightly lower corporate items and other costs ($3 million). These benefits were offset by higher mill outage costs ($8 million), significantly higher raw material and freight costs ($204 million), a higher income tax provision ($20 million) reflecting a higher estimated effective tax rate in 2008, and higher net interest expense ($48 million). Costs associated with the extended shutdown of the Vicksburg mill caused by a recovery boiler explosion during the second quarter also reduced earnings ($6 million). The 2008 third-quarter results included equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. ($5 million). Additionally, net special items were a loss of $207 million in the 2008 third quarter versus a loss of $23 million in the third quarter of 2007.

Compared with the second quarter of 2008, earnings from continuing operations benefited from higher average price realizations ($41 million), higher sales volumes ($45 million), including sales from the CBPR business acquired in the 2008 third quarter, higher earnings from land and mineral sales ($176 million), and lower mill outage costs ($16 million). These benefits were partially offset by higher manufacturing costs ($7 million), higher raw material and freight costs ($67 million), and increased corporate items and other costs ($14 million). Net interest expense increased ($44 million). Earnings were positively impacted by lower costs associated with the extended shutdown of the Vicksburg mill ($2 million). Equity earnings, net of taxes for Ilim Holding, S.A. decreased by $27 million versus the second quarter. Net special items were a loss of $207 million in the 2008 third quarter versus a loss of $7 million in the second quarter of 2008.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, and equity earnings and minority interest net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges, early debt extinguishment costs, legal reserves, insurance recoveries, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of International Paper’s net earnings to its operating profit:

	Three Months Ended
	September 30,		June 30, 2008
In millions	2008	2007
Net Earnings	$149	$217	$227
Deduct – Discontinued operations:
Losses from operations	—	3	—
Loss on sales or impairments	—	—	1

Earnings From Continuing Operations	149	220	228
Add back (deduct):
Income tax provision	118	89	97
Equity earnings, net of taxes	(5)	—	(30)
Minority interest expense, net of taxes	3	6	7

Earnings From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	265	315	302
Interest expense, net	144	77	81
Minority interest / equity earnings included in operations	1	(4)	(8)
Corporate items	40	56	21
Special items:
Restructuring and other charges	89	42	—
Sale of forestlands	(3)	(9)	(3)
Net losses on sales and impairments of businesses	—	1	—

	$536	$478	$393

Industry Segment Operating Profit
Printing Papers	$103	$241	$226
Industrial Packaging	95	84	87
Consumer Packaging	(2)	27	13
Distribution	35	30	26
Forest Products	305	96	41

Total Industry Segment Operating Profit (1)	$536	$478	$393

(1)	In addition to operating profit shown above, International Paper recorded $5 million and $32 million of equity earnings, net of taxes, for the three months ended September 30, 2008 and June 30, 2008, respectively, related to its investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $536 million in the third quarter were higher than both the $478 million in the 2007 third quarter and the $393 million in the 2008 second quarter. Compared with the third quarter of 2007, earnings in the current quarter benefited from significantly higher average price realizations ($166 million), higher sales volumes ($73 million), including sales from the CBPR business acquired in the 2008 third quarter, lower operating costs and a more favorable mix of products sold ($101 million), and higher gains from land and mineral sales ($209 million). These benefits were partially offset by higher mill outage costs ($11 million), significantly higher raw material and freight costs ($286 million), and higher corporate items and other costs ($12 million). Costs associated with the extended shutdown of the Vicksburg mill caused by a recovery boiler explosion during the second quarter also reduced earnings ($9 million). Special items consisted of a loss of $173 million in the 2008 third quarter.

Compared with the 2008 second quarter, operating profits benefited from higher average price realizations ($60 million), higher sales volumes ($67 million), including sales from the CBPR business acquired in the 2008 third quarter, significantly lower mill outage costs ($23 million), and higher gains from land and mineral sales ($261 million). These benefits were offset by higher manufacturing costs ($11 million) and higher raw material and freight costs ($99 million). Corporate items and other costs increased ($1 million). Profits were also positively impacted by lower costs associated with the extended shutdown of the Vicksburg mill ($3 million). Special items consisted of a loss of $173 million in the 2008 third quarter versus a loss of $13 million in the second quarter of 2008.

During the 2008 third quarter, International Paper took approximately 315,000 tons of downtime, including 35,000 tons that were market-related, compared with approximately 105,000 tons of downtime in the third quarter of 2007, which included 7,000 tons of market-related downtime. During the 2008 second quarter, International Paper took approximately 270,000 tons of downtime, including 2,000 tons that were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

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

Income Taxes

The income tax provision was $118 million for the 2008 third quarter. Excluding a $52 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 32.5% for the quarter.

In the 2008 second quarter the income tax provision was $97 million. Excluding a $3 million benefit relating to the tax effects of special items, the effective tax rate for continuing operations was 32.5% for the quarter.

The income tax provision totaled $89 million in the 2007 third quarter. Excluding an $11 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items was 29%.

Interest Expense and Corporate Items

Net interest expense for the third quarter of 2008 was $144 million compared with $81 million for the second quarter of 2008 and $77 million for the 2007 third quarter, reflecting the issuance of $6 billion of debt, mainly in connection with the acquisition of the CBPR business.

Corporate items, net, were $40 million in the third quarter of 2008 compared with $21 million in the second quarter of 2008 and $56 million in the third quarter of 2007. Compared with the prior quarter, the higher costs reflect a $10 million settlement of a multi-employer pension fund liability and an $11 million gain in the second quarter resulting from the sale of the former Natchez, MS mill site. The decrease compared with the comparable prior-year quarter primarily reflects lower pension costs.

Overhead charges allocated to industry segments in the third quarter of 2008 were $28 million higher than in the second quarter of 2008 reflecting higher incentive compensation and inventory-related costs. Overhead charges allocated to industry segments in the third quarter of 2008 were $28 million lower than in the 2007 third quarter, primarily due to lower benefits-related costs and gains on natural gas hedges.

Special Items

Restructuring and Other Charges

2008:

During the third quarter of 2008, restructuring and other charges totaling $97 million before taxes ($60 million after taxes) were recorded, including $35 million before taxes ($22 million after taxes) for adjustments to legal reserves, $53 million before taxes ($33 million after taxes) to write-off supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, $8 million before taxes ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and $1 million ($0 million after taxes) for severance costs associated with the Company’s Transformation Plan.

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

Forestlands

2008:

During both the second and third quarters of 2008, the Company recorded a $3 million gain before taxes ($2 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan sale of forestlands.

2007:

During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestlands sales.

Net Losses (Gains) on Sales and Impairments of Businesses

2008:

During the third quarter of 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Papers industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first nine months of 2008.

Printing Papers

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,800	$1,790	$5,305	$1,660	$1,610	$4,810
Operating Profit	103	226	514	241	188	596

Printing Papers net sales for the third quarter of 2008 were 1% higher than the second quarter of 2008 and 8% higher than the third quarter of 2007. Operating profits in the third quarter of 2008 were 54% lower than the second quarter of 2008, and 57% lower than the third quarter of 2007. Operating profits for the third quarter of 2008 included a $107 million impairment charge to write down the assets of a mill in Europe to estimated fair value.

North American Printing Papers net sales were $905 million in the third quarter of 2008 compared with $880 million in the second quarter of 2008 and $870 million in the third quarter of 2007. Operating earnings were $131 million in the third quarter of 2008 compared with $125 million in the second quarter of 2008 and $135 million in the third quarter of 2007.

Average sales prices for uncoated freesheet were significantly higher than the second quarter, due to price increases during the period. However, this favorable pricing impact was largely offset by higher input costs for wood, energy and chemicals and higher freight costs. Sales volumes were slightly higher than in the second quarter. Mill operations improved further from a strong second quarter, resulting in favorable operating costs. In addition, planned maintenance downtime costs were about $9 million lower than in the second quarter reflecting third-quarter outages at only three mills compared with four in the prior quarter.

Compared with the third quarter of 2007, average sales price realizations were up significantly in the third quarter of 2008 reflecting the realization of price increases implemented in the second half of 2007 and in the first three quarters of 2008. However, these improvements were largely offset by significantly higher input costs for wood, energy and chemicals and increased transportation expenses. Sales volumes were lower in the third quarter of 2008 as production was kept in balance with customer demand, including the conversions of the uncoated freesheet machine at the Pensacola, Florida mill to linerboard production in the summer of 2007 and the Bastrop, Louisiana mill to 100% pulp production in June 2008. Manufacturing costs improved reflecting these conversions. Planned maintenance downtime costs were $13 million higher in the current quarter, with outages at three mills versus one in the 2007 third quarter.

Looking ahead to the fourth quarter of 2008, average sales price realizations are expected to improve slightly, reflecting the full realization of third-quarter sales price increases. Sales volumes are expected to decline as we continue to balance production with our customers’ demand, reflecting overall slowdown in the economy. Although energy costs should be lower, costs for wood and chemicals are expected to continue to rise. Planned maintenance expenses will be lower in the fourth quarter as the majority of the 2008 planned outages have been completed.

European Printing Papers net sales were $425 million in the third quarter of 2008 compared with $445 million in the second quarter of 2008 and $370 million in the third quarter of 2007. Operating earnings in the third quarter of 2008 were a loss of $78 million (including an impairment charge of $107 million to write down the assets of the Inverurie, Scotland mill to estimated fair value) compared with earnings of $39 million in the second quarter of 2008 and $34 million in the third quarter of 2007.

Average sales price realizations in the third quarter of 2008 improved for uncoated freesheet paper in Russia and the UK, but declined for pulp compared with the second quarter of 2008. Sales volumes were lower due to decreased sales of uncoated freesheet paper in Western Europe. However, the earnings impact of this decline was partially offset by improved sales volumes in Russia at higher average margins. Manufacturing costs were higher during the quarter due to the annual maintenance outage at our Kwidzyn mill in Poland. Raw material costs were higher as lower wood costs in Russia only partially offset the effect of higher energy costs in the UK. Operating earnings were also lower due to unfavorable foreign exchange effects, particularly the impact caused by the strengthening of the Polish Zloty.

Compared with the third quarter of 2007, average sales price realizations were significantly higher. Sales volumes in the third quarter of 2008 declined slightly despite higher sales of uncoated freesheet in Russia and Central Europe and higher pulp sales from the new BCTMP facility in Svetogorsk. Manufacturing costs were favorable reflecting the timing of the annual maintenance outage at the Saillat mill in France. Input costs, however, were significantly higher for energy, wood and chemicals. Operating earnings were also lower due to unfavorable foreign exchange effects.

Entering the 2008 fourth quarter, sales volumes of uncoated freesheet paper are expected to increase seasonally, but sales of BCTMP will be lower reflecting weaker pulp demand. Average sales price realizations for uncoated freesheet papers should improve slightly due to the full implementation of the UK and Russian price increases, but pulp prices are expected to be significantly lower. Manufacturing costs will be favorable as there are no annual maintenance outages scheduled for the fourth quarter, but raw material costs are expected to continue to increase due to higher energy costs.

Brazilian Printing Papers net sales were $255 million in both the third and second quarters of 2008 compared with $250 million in the third quarter of 2007. Operating earnings in the third quarter of 2008 were $58 million compared with $51 million in the second quarter of 2008 and $54 million in the third quarter of 2007.

Average sales price realizations in the third quarter of 2008 were higher than in the second quarter of 2008 reflecting higher prices in both domestic and export markets. Sales volumes increased slightly due to stronger domestic cut-size paper sales and increased pulp shipments. Margins were positively affected by an increased proportion of higher-margin domestic sales. Input costs were higher reflecting a full-quarter impact of a 38% increase in natural gas prices at the end of the second quarter and increases in pulp and chemicals costs in the third quarter. Manufacturing costs were higher due to the planned pulp mill outage at the Luiz Antonio mill. Third-quarter results benefited from the 20% devaluation of the Brazilian Real toward the end of the quarter.

Compared with the third quarter of 2007, average sales price realizations increased reflecting higher prices in both domestic and export markets. Sales volumes were down slightly from last year for both pulp and paper reflecting reduced demand in export markets. Margins were positively impacted by an increased proportion of higher-margin domestic sales. Input costs were significantly higher, primarily for electricity, natural gas and chemicals. Manufacturing operating costs were higher as a result of the planned pulp mill outage at the Luiz Antonio mill.

Looking ahead to the fourth quarter, average sales price realizations are expected to continue to improve in both domestic and export markets with the full-quarter impact of third quarter price increases and the partial realization of an announced price increase on domestic cut-size and offset paper effective in November. Sales volumes should be seasonally higher for cut-size paper and pulp. Input costs are expected to be slightly higher reflecting the full-quarter impact of chemical cost increases.

Asian Printing Papers net sales were approximately $5 million for all periods presented. Operating earnings in the third quarter of 2008 were $1 million compared with breakeven for the second quarter of 2008 and the third quarter of 2007.

U.S. Market Pulp net sales were $210 million in the third quarter of 2008 compared with $205 million in the second quarter of 2008 and $165 million in the third quarter of 2007. Operating earnings were a loss of $9 million in the third quarter of 2008 compared with earnings of $11 million in the second quarter of 2008 and $18 million in the third quarter of 2007.

Sales volumes in the third quarter of 2008 were higher than in the second quarter of 2008 reflecting additional pulp production at the Louisiana mill which shifted to 100% pulp production in June 2008. However as demand weakened during the quarter, 17,000 tons of lack-of-order downtime was taken to balance inventory levels. Average sales price realizations for market pulp declined during the quarter, while fluff pulp prices were generally stable. Manufacturing costs were slightly higher, reflecting costs associated with the conversion of the Louisiana mill. Input costs for wood, energy and chemicals increased, and freight costs were also higher.

Compared with the third quarter of 2007, sales volumes were higher reflecting the increased pulp production at the Louisiana mill and the ramp-up of fluff pulp production at the Riegelwood mill. However, the lack-of-order downtime taken in the quarter partially offset these volume increases. Average sales price realizations were significantly higher reflecting sales price increases implemented during 2007 and in the first three quarters of 2008. Manufacturing operating costs increased reflecting the increased pulp production at the Louisiana mill. Wood, energy, chemicals and freight costs were also higher.

Entering the 2008 fourth quarter, weakening market demand for pulp is expected to result in further lack-of-order downtime to balance production with customer demand. Average sales prices for market pulp are expected to soften as slowing demand puts pressure on sales prices. Fluff pulp shipments are expected to decline, but average sales prices should remain at third-quarter levels. Planned mill maintenance downtime costs will be lower; however, input costs are expected to be higher than the third quarter, with the benefits of lower domestic energy prices being offset by higher wood and export freight costs.

Industrial Packaging

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,320	$1,470	$5,235	$1,305	$1,315	$3,855
Operating Profit	95	87	279	84	108	265

Industrial Packaging net sales for the third quarter of 2008 were 58% higher than in the second quarter of 2008 and 78% higher than in the third quarter of 2007. Operating profits in the third quarter of 2008 were 9% higher than in the second quarter of 2008, and 13% higher than the third quarter of 2007. Results for the 2008 third quarter include the CBPR business acquired on August 4, 2008.

North American Industrial Packaging net sales were $1.9 billion in the third quarter of 2008 compared with $1.1 billion in the second quarter of 2008 and $975 million in the third quarter of 2007. Operating earnings were $82 million in the third quarter of 2008 compared with $65 million in the second quarter of 2008 and $74 million in the third quarter of 2007. Sales and profits for the third quarter of 2008 include the operating results of the CBPR acquisition from the August 4 acquisition date. Operating profits also included a charge of $39 million related to the write-up of CBPR inventory to fair value and a charge of $19 million for CBPR integration costs, and $9 million of costs, net of insurance recoveries, related to the second-quarter Vicksburg recovery boiler explosion.

Excluding the effect of the CBPR acquisition, sales volumes in the third quarter of 2008 compared with the second quarter of 2008 were slightly lower as customer demand began to weaken late in the quarter. Average sales price realizations improved versus second-quarter levels reflecting the partial realization of a $55 per ton containerboard price increase effective during the quarter. Planned maintenance downtime costs were lower than in the second quarter when significant maintenance projects were completed. Input costs for wood, energy, wax and chemicals continued to move substantially higher.

Compared with the third quarter of 2007, excluding the effects of the CBPR acquisition, sales volumes for containerboard were about flat while box volumes declined. Average sales price realizations were significantly higher due to price increases implemented in late 2007 and in the 2008 third quarter. However, the benefits of these price increases were more than offset by higher costs for wood, energy, and chemicals. Freight costs also increased significantly reflecting higher fuel costs. Costs associated with planned maintenance downtime were $5 million lower than in the third quarter of 2007. Results in the third quarter of 2007 had also included $23 million of expenses related to the conversion of the Pensacola mill to linerboard production.

Looking ahead to the 2008 fourth quarter, sales volumes are expected to decline as weakening economic conditions cause customer box demand to soften, and containerboard production is balanced with customer orders. Average sales price realizations should improve for containerboard and boxes with the full-quarter impact of price increases implemented in the third quarter. Costs associated with planned maintenance outages should be somewhat higher in the fourth quarter with outages planned for the Pensacola and Prattville mills. Input costs are expected to remain high in the fourth quarter as wood costs increase while recycled fiber costs moderate. Fourth-quarter results should benefit from the additional insurance recoveries related to the Vicksburg recovery boiler explosion and the start-up of the mill .

European Industrial Packaging net sales were $285 million in the third quarter of 2008 compared with $315 million in the second quarter of 2008 and $265 million for the third quarter of 2007. Operating earnings were $11 million in the third quarter of 2008 compared with $20 million in the second quarter of 2008 and $10 million in the third quarter of 2007. The Company completed the purchase of the minority shares of its operations in Morocco during the 2007 third quarter.

Sales volumes in the third quarter of 2008 were lower than in the second quarter of 2008 principally reflecting a seasonal decline in demand for boxes in the fruit and vegetable markets and weaker industrial markets throughout Europe. Sales margins improved reflecting a larger proportion of higher-margin sales in France. Box prices held generally steady during the quarter. Unfavorable operating expenses reflected the planned annual maintenance outage at the Etienne mill. Energy costs were higher quarter over quarter.

Compared with the third quarter of 2007, sales volumes in the 2008 third quarter were lower reflecting a weaker market for industrial products throughout Europe, particularly in Spain and Italy, and lower sales of banana boxes in Morocco. Sales margins were higher reflecting stronger pricing and declining costs for kraft and recycled containerboard. These benefits were partially offset by higher energy and operating costs.

Entering the fourth quarter, sales volumes are expected to be higher reflecting seasonally stronger agricultural markets for citrus fruits in Spain and Morocco and apples and kiwi fruit in Italy, although industrial markets throughout Europe are expected to continue to remain weak. Sales margins are expected to reflect pressure on box prices.

Asian Industrial Packaging net sales were $100 million in the third quarter of 2008 compared with $95 million in the second quarter of 2008 and $65 million in the third quarter of 2007. Operating earnings were $2 million in both the third and second quarters of 2008, up from about breakeven in the third quarter of 2007.

Consumer Packaging

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$830	$795	$2,395	$775	$745	$2,235
Operating Profit	(2)	13	20	27	30	97

Consumer Packaging net sales for the third quarter of 2008 were 4% higher than in the second quarter of 2008, and 7% higher than in the third quarter of 2007. Operating profits in the third quarter of 2008 resulted in a small loss compared with earnings in the second quarter of 2008 and the third quarter of 2007.

North American Consumer Packaging net sales were $645 million in the third quarter of 2008 compared with $625 million in the second quarter of 2008 and $620 million in the third quarter of 2007. Operating earnings in the third quarter of 2008 were a loss of $1 million compared with about breakeven in the second quarter of 2008 and a gain of $20 million in the third quarter of 2007.

Coated paperboard average sales prices improved in the third quarter of 2008 compared with the second quarter of 2008 with the realization of price increases for cup stock, folding carton board and coated bristols. Sales volumes were up slightly as demand remained steady. Planned maintenance downtime costs were $2 million lower than in the second quarter. Costs for wood, energy and chemicals were significantly higher than in the second quarter. Manufacturing operating costs were also unfavorable. Compared with the third quarter of 2007, average sales prices were significantly higher with the realization of price increases implemented in late 2007 and in the first three quarters of 2008. Sales volumes were up slightly. However, input costs were significantly higher, particularly for energy and chemicals, while planned maintenance downtime expenses were about $3 million higher.

Shorewood sales volumes in the third quarter of 2008 increased from the second quarter of 2008 reflecting a seasonal increase in demand in the home entertainment segment and slightly higher shipments in the tobacco segment. Average margins benefited from a higher proportion of sales in the home entertainment market. Raw material costs were higher reflecting continuing cost increases for coated paperboard. Third quarter results included $8 million of expenses related to the reorganization of Shorewood’s Canadian operations versus $13 million in the second quarter. Compared with the third quarter of 2007, sales volumes in the third quarter of 2008 were lower reflecting softer demand in the tobacco and display segments, partially offset by improvement in the home entertainment segment. Average sales margins improved primarily due to an increase in higher-margin products within the home entertainment segment. Results for the 2008 third quarter included the $8 million charge related to the reorganization of the Canadian operations, while the third quarter of 2007 included $4 million of costs related to the closures of the Edison, NJ and the Waterbury, CT plants.

Foodservice sales volumes in the third quarter of 2008 were seasonally slightly lower than in the second quarter of 2008. Average sales price realizations improved with the full-quarter realization of a second quarter price increase and contract price increases during the quarter. Converting operating costs were unfavorable due to increased waste and operating costs. Raw material costs were higher reflecting continued increases in board and resin costs. Compared with the third quarter of 2007, sales volumes in the 2008 third quarter increased, while average sales prices were also higher. However, raw material costs increased for board and resins, and freight costs were also higher.

Looking ahead to the fourth quarter, coated paperboard sales volumes are expected to seasonally decrease. Average sales price realizations should continue to improve with a full-quarter impact of price increases announced in the third quarter for folding carton board, cup stock and coated bristols. Input costs are expected to rise slightly as energy costs and chemical costs should moderate while wood costs continue to increase. Manufacturing costs are expected to reflect improved operations, but planned maintenance costs will be higher with outages planned at three mills compared with one mill in the third quarter. Shorewood’s sales volumes are expected to be ahead of third quarter, but slightly behind prior year, due to softer tobacco segment demand, particularly in Asia. Operating results should also improve in the fourth quarter with seasonally stronger sales volumes in the home entertainment segment and significantly lower expenses related to the reorganization of the Canadian operations. Foodservice operating results should benefit from the realization of sales price increases and a more favorable product mix, although input costs for coated board and resin are expected to continue to increase.

European Consumer Packaging net sales were $80 million in the third quarter of 2008 compared with $75 million in the second quarter of 2008 and $70 million in the third quarter of 2007. Operating earnings were about breakeven in the third quarter of 2008 compared with $8 million in the second quarter of 2008 and $3 million in the third quarter of 2007.

Sales volumes in the third quarter of 2008 were higher than in the second quarter of 2008, and average sales price realizations improved. Manufacturing costs were significantly higher during the quarter due to expenses related to the annual maintenance outage at the Kwidzyn mill in Poland. Operating earnings were also lower due to unfavorable foreign exchange effects, particularly the impact caused by the strengthening of the Polish Zloty. Compared with the third quarter of 2007, sales volumes and average sales price realizations were higher, but this benefit was more than offset by higher annual maintenance and raw material costs. Operating results for the 2008 fourth quarter should improve as there are no annual maintenance outages scheduled.

Asian Consumer Packaging net sales were $105 million in the third quarter of 2008 compared with $95 million in the second quarter of 2008 and $85 million in the third quarter of 2007. Operating earnings in the third quarter of 2008 were a loss of $1 million compared with gains of $5 million in the second quarter of 2008 and $4 million in the third quarter of 2007. Costs related to the start-up of the Shandong International Paper and Sun Coated Paperboard Co., Ltd. joint venture’s new folding box board paper machine, and weaker demand in China, led to the earnings decrease.

Distribution

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,075	$1,970	$6,030	$1,880	$1,720	$5,275
Operating Profit	35	26	77	30	30	80

Distribution’s 2008 second quarter sales were 5% higher than in the second quarter of 2008, while operating profits increased 35%. Compared to the 2007 third quarter, sales rose 10% while operating profits increased 17%.

While unit demand remained weak, third-quarter 2008 revenues of printing papers, graphic arts supplies and equipment totaled $1.4 billion, an increase from $1.3 billion in the second quarter of 2008 and $1.2 billion in the 2007 third quarter due to price increases and contributions from Central Lewmar sales in 2008. Print volumes improved over the second quarter. Publication printing activity (magazines, catalogs and books) continued to outpace commercial printing. Trade margins decreased as a result of changes in product mix in the third quarter 2008, but otherwise held firm as supplier cost increases were passed through to the marketplace.

Packaging sales were $0.4 billion in the third quarter of 2008, up 6% versus the second quarter of 2008 and up 3% versus the third quarter of 2007. Trade margins for packaging products decreased compared with both the second quarter of 2008 and third quarter of 2007 reflecting a change in product and service mix.

Sales of facility supply products were $0.3 billion in the second quarter of 2008, up 9% versus the second quarter of 2008 and 7% versus the third quarter of 2007. Strong re-distribution sales growth and national accounts activity led the improvement in this segment. However, trade margins for facility supplies were lower than the second quarter of 2008 and third quarter 2007 reflecting a less favorable product mix.

Operating profits totaled $35 million in the third quarter of 2008 compared with $26 million in the second quarter of 2008 and $30 million in the third quarter of 2007. Increased sales and lower operating costs were the major factors in the improvement over prior periods.

Looking ahead to the 2008 fourth quarter, revenue and earnings growth are expected to slow reflecting declining economic activity and seasonal patterns.

Forest Products

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$55	$55	$135	$120	$90	$295
Operating Profit	305	41	371	96	94	287

Forest Products net sales in the third quarter of 2008 were even with the second quarter of 2008, but 54% lower than in the third quarter of 2007. Operating earnings in the second quarter of 2008 were significantly higher than in both the second quarter of 2008 and the third quarter of 2007.

Forest Products earnings from harvest and recreational income and the sales of mineral rights increased $266 million versus the second quarter, including $261 million from the sale of 13,000 net acres of subsurface mineral rights in Louisiana. Earnings from forestland sales in the third quarter of 2008 were $7 million lower than in the second quarter of 2008 due to the timing of the completion of sale transactions. Forestland operating expenses were $2 million lower, while profits from the sales of real estate properties increased $3 million. Compared with the 2007 third quarter, earnings from harvest and recreational income and sales of mineral rights increased $267 million, while earnings from forestland sales declined $60 million. Forestland operating expenses were $2 million lower than in the third quarter of 2007, while profits from sales of real estate properties were unchanged. Operating results in the 2008 fourth quarter are expected be significantly below third-quarter levels, reflecting lower earnings from forestland and mineral rights sales.

Other Businesses

	2008			2007
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$—	$—	$—	$—	$—	$135
Operating Profit	—	—	—	—	—	6

The Other Businesses segment principally included the operating results of Arizona Chemical, as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007; and thus operating results in 2007 reflect only two months of activity.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended September 30, 2008 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended June 30, 2008 under the caption “Equity earnings, net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings for Ilim, net of taxes, of $5 million in the third quarter of 2008 compared with $32 million in the second quarter of 2008. Earnings for the second quarter had included a $14 million after-tax foreign exchange gain on the remeasurement of U.S. dollar denominated debt, and a $3 million after-tax charge to write off a share repurchase option.

Compared with the second quarter, sales volumes for paper were about flat, but were lower for pulp primarily due to the reduced production volumes resulting from annual maintenance outages at the Bratsk and Ust-Ilimsk mills. Average sales price realizations improved for both domestic and export sales, but pulp prices declined late in the quarter. Input costs increased for wood, chemicals and energy. Distribution costs decreased slightly reflecting lower volumes, a more favorable geographical mix and the effect of supply chain initiatives. A small exchange loss and higher income tax expense also contributed to the earnings decrease.

For the 2008 third quarter to be reported in the Company’s fourth quarter, strong domestic market conditions are expected to continue, but demand in China will be reduced due to impacts from the Olympics. Production volume will be affected by a partial maintenance shutdown at the Kotlas mill. Average sales price realizations should remain solid, except for some expected price erosion for exported hardwood and softwood pulp. Input costs for wood, chemicals and energy are expected to remain high. A large unfavorable foreign exchange loss on remeasurement of U.S. dollar debt will also lead to lower overall results.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $2.0 billion for the first nine months of 2008, up from $1.4 billion for the comparable 2007 nine-month period. Earnings from continuing operations adjusted for non-cash charges were $1.7 billion for the first nine months of 2008 compared to $1.8 billion for the first nine months of 2007. Cash provided by working capital components totaled $213 million for the first nine months of 2008, up from a use of $409 million for the comparable 2007 nine-month period.

Cash used for acquisitions for the first nine months of 2008 totaled $6.1 billion, including the acquisition of the assets of the CBPR business from Weyerhaeuser Company in the third quarter. Cash proceeds from divestitures totaled approximately $14 million for the first nine months of 2008, relating to the sales of certain remaining Wood Products facilities during the first quarter. Investments in capital projects totaled $732 million in the first nine months of 2008 compared to $804 million in the first nine months of 2007. Full-year 2008 capital spending is currently expected to be approximately $1.1 billion, or about 80% of depreciation and amortization expense for our current businesses.

Financing activities for the first nine months of 2008 included a $5.4 billion net increase in debt versus a $513 million net decrease during the comparable 2007 nine-month period.

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments starting in the fourth quarter of 2008 and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the loan. Also in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August. A $500 million bridge loan that was available to fund the acquisition was not used by the Company and was cancelled upon the closing of the acquisition.

Also in the third quarter of 2008, International Paper repaid approximately $355 million it had borrowed under its receivables securitization program. The Company also repaid $125 million of the $2.5 billion long-term debt and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

The Company also entered into a series of forward starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward starting interest rate swaps are being accounted for as cash flow hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate of future interest payments related to any borrowing under the bank credit.

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018, and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the terms of the respective notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements, with a notional amount of $1 billion and maturities in 2014 and 2018, to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133.

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

At September 30, 2008 and December 31, 2007, International Paper classified $806 million and $112 million, respectively, of tenderable bonds, commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed $1.5 billion bank credit agreement, to renew or convert these obligations.

During the first nine months of 2008, International Paper issued approximately 2.4 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million. During the first nine months of 2007, the Company purchased 30.6 million shares of its common stock through open market purchases for approximately $1.1 billion, and issued approximately 5.0 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $122 million of cash and restricted stock that did not generate cash. Common stock dividend payments totaled $321 million and $330 million for the first nine months of 2008 and 2007, respectively. Dividends were $.75 per share for the first nine months in both years.

Contractual obligations for payments of future debt maturities by calendar year at September 30, 2008 were as follows (in millions): $10 in 2008; $853 in 2009; $1,339 in 2010; $1,403 in 2011; $967 in 2012; $1,503 in 2013; and $5,959 thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2008, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

At September 30, 2008, International Paper had approximately $2.5 billion of committed liquidity, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and a receivables securitization program that expires in October 2009. There were approximately $40 million of outstanding borrowings under the receivables securitization program and no outstanding borrowings under the fully committed bank credit agreement at September 30, 2008.

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

While the recent disruption in the credit market and increased risk associated with financial institutions has increased market volatility and the cost of credit, the Company does not believe that these conditions currently have had a significant impact on its liquidity. The Company believes it can borrow as needed on its committed credit and receivables securitization facilities.

At September 30, 2008, International Paper had a $47 million investment in a money market fund that is currently being liquidated. As a result of the liquidation process, the timing of redemptions from the fund is uncertain, but the Company does not expect the liquidation to have a material impact on its financial condition or results of operations. The Company has classified $24 million of its investment in this fund as Other current assets in the accompanying consolidated balance sheet since the timing of receipt of these funds is uncertain.

A further discussion of potential future effects of any ongoing disruption of capital and credit markets is included in Item 1A Risk Factors.

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

The Company has included in its 2007 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. While the Company has not made any changes in these critical accounting policies during the first nine months of 2008, the discussion of accounting for possible impairments of long-lived assets and goodwill, as shown below, has been modified to emphasize certain key judgments and estimates required by management.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting. Net pension expense totaled approximately $89 million for International Paper’s U.S. plans for the nine months ended September 30, 2008, or about $69 million less than the pension expense for the first nine months of 2007. Net pension expense for non-U.S. plans was about $2 million and $3 million for the first nine months of 2008 and 2007, respectively. The decrease in U.S. plan pension expense was principally due to an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500-550 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2008, the market value of plan assets for International Paper’s U.S. plans totaled approximately $7.1 billion, consisting of approximately 44% equity securities, 36% fixed income securities, and 20% real estate and other assets.

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

Accounting for Share-Based Compensation Plans. The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program to more closely tie long-term compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR). As part of this shift in focus away from stock options to performance-base restricted stock, the Company accelerated the vesting of all 14 million unvested stock options to July 12, 2005.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, the following: our ability to realize the expected benefits of our acquisition of the containerboard, packaging and recycling business of Weyerhaeuser Company in light of integration difficulties and other challenges; changes in the cost or availability of raw materials and energy; changes in transportation availability or costs; the effects of competition from foreign and domestic producers; changes in our product mix; delays in implementing previously announced price increases; the strength of demand for our product and changes in overall demand; changes in credit ratings issued by nationally recognized statistical rating organizations; the availability of credit; pension and health care costs; changes related to international economic conditions; changes in currency exchange rates; unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations; results of legal proceedings; whether we experience a material disruption at one of our manufacturing facilities; whether expected non-price improvements can be realized; increases in interest rates; our substantial indebtedness; our ability to meet our debt service obligations and the bankruptcy or event of default by one of our counterparties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 42 of International Paper’s 2007 10-K, which information is incorporated herein by reference. In June 2008, in anticipation of the CBPR business acquisition, International Paper issued $3 billion of unsecured senior notes and entered into $1 billion of fixed-to-floating interest rate swaps to hedge the new debt. At September 30, 2008, the fair value of the new unsecured bonds still exposed to interest rate risk was approximately $1.8 billion. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $114 million at September 30, 2008. There have been no other material changes in the Company’s exposure to market risk since December 31, 2007.

International Paper evaluates credit risk by monitoring its exposure with each counterparty and ensuring that exposure stays within the Company’s policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. In addition, our derivative contracts provide for netting across all derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 2008 third quarter, the Company completed the acquisition of Weyerhaeuser Company’s CBPR business. Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for the CBPR business will be conducted over the course of our 2009 assessment cycle.

During the 2007 first quarter, the Company completed the non-cash exchange of assets for the Luiz Antonio mill in Brazil. During the 2007 third quarter, the Company completed the acquisition of Central Lewmar LLC. The integration of financial processes and business systems is continuing for these two operations. We are in the process of conducting our annual assessment of internal controls over financial reporting over the course of our 2008 assessment cycle. These two operations contributed approximately 3% of net sales for the year ended December 31, 2007, and approximately 4% of total assets as of December 31, 2007.

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

The Company has identified the following additional risk factor to supplement those set forth in the 2007 10-K:

The Impairment of Financial Institutions Could Adversely Affect Us

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In the past several months, volatility and disruptions have increased and recently reached unprecedented levels. We have exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While we have not realized any significant losses to date, a bankruptcy or illiquidity event by one of our significant counterparties may materially and adversely affect our access to capital, future business and results of operations.

These risk factors do not represent a comprehensive list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set forth in the 2007 10-K and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Amendment No. 1 dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008.

10.2	Amendment No. 1, dated July 31, 2008, to the Credit Agreement dated as of June 16, 2008.

10.3	International Paper Company Industrial Packaging Group Special Incentive Plan.

10.4a	Form of Restricted Stock Unit award (cash settled) under the Long Term Incentive Compensation Plan.

10.4b	Form of Restricted Stock Unit award (stock settled) under the Long Term Incentive Compensation Plan.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: November 7, 2008	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls Senior Vice President and Chief Financial Officer

Date: November 7, 2008	By	/s/ ROBERT J. GRILLET
Robert J. Grillet Vice President – Finance and Controller