Form 10-K
period 2008-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2009-02-26
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $9,887,280,215.

The number of shares outstanding of the Company’s common stock, as of February 20, 2009 was 427,766,394.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2009 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2008

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
	Financial Information by Industry Segment and Geographic Area	47
	Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	49
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	51
	Consolidated Statement of Operations	53
	Consolidated Balance Sheet	54
	Consolidated Statement of Cash Flows	55
	Consolidated Statement of Changes in Common Shareholders’ Equity	56
	Notes to Consolidated Financial Statements	57
	Interim Financial Results (Unaudited)	94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	96

ITEM 9A.	CONTROLS AND PROCEDURES.	96

ITEM 9B.	OTHER INFORMATION.	98

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	98

ITEM 11.	EXECUTIVE COMPENSATION.	98

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	98

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	98

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	99

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
	Additional Financial Data	99
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	104
	Schedule II – Valuation and Qualifying Accounts	105

	SIGNATURES	106

APPENDIX I	2008 LISTING OF FACILITIES	A-1

APPENDIX II	2008 CAPACITY INFORMATION	A-4

ii

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”) is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia and North Africa. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.

In the United States at December 31, 2008, including the Containerboard, Packaging and Recycling business (CBPR) acquired in August 2008 from Weyerhaeuser Company, the Company operated 23 pulp, paper and packaging mills, 157 converting and packaging plants, 19 recycling plants and three bag facilities. Production facilities at December 31, 2008 in Europe, Asia, Latin America and South America included eight pulp, paper and packaging mills, 53 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 237 distribution branches in the United States and 35 distribution branches located in Canada, Mexico and Asia. At December 31, 2008, we owned or managed approximately 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into six segments: Printing Papers; Industrial Packaging; Consumer Packaging; Distribution; Forest Products; and Specialty Businesses and Other. A description of these business segments can be found on pages 25 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.

From 2004 through 2008, International Paper’s capital expenditures approximated $5.6 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2008 was approximately $1.0 billion and is expected to be approximately $700 million in 2009. You can find more information about capital expenditures on page 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on pages 33 and 34 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 22 through 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth on pages 47 and 48 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS

The financial information concerning international and U.S. operations and export sales is set forth on page 48 of Item 8. Financial Statements and Supplementary Data.

COMPETITION AND COSTS

Despite the size of the Company’s manufacturing capacity for paper, packaging and pulp products, the markets in all of the cited product lines are large and fragmented. The major markets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood and wood-fiber products.

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 16 through 32 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2008, 2007 and 2006 were as follows:

Sales Volumes by Product (1) (2)

(Unaudited)

In thousands of short tons	2008	2007	2006
Printing Papers
U.S. Uncoated Papers	3,397	3,788	3,973
European and Russian Uncoated Papers	1,461	1,448	1,455
Brazilian Uncoated Papers	853	794	477
Asian Uncoated Papers	27	24	18
Uncoated Papers	5,738	6,054	5,923
Coated Papers (3)	–	–	1,168
Market Pulp (4)	1,604	1,402	1,124

Industrial Packaging
Corrugated Packaging (5)	5,298	3,578	3,628
Containerboard (5)	2,305	1,776	1,816
Recycling (5)	966	–	–
Saturated Kraft	170	167	150
Bleached Kraft	82	73	82
European Industrial Packaging	1,123	1,173	1,267
Asian Industrial Packaging	568	477	363
Industrial Packaging	10,512	7,244	7,306

Consumer Packaging
U.S. Coated Paperboard	1,591	1,602	1,538
European Coated Paperboard	311	320	298
Asian Coated Paperboard	550	496	77	(6)
Other Consumer Packaging	178	164	162
Consumer Packaging	2,630	2,582	2,075

(1)	Includes third-party and inter-segment sales.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Sold in the third quarter of 2006, International Paper has a 10% continuing interest in the owning entity.
(4)	Includes internal sales to mills.
(5)	Includes CBPR volumes from date of acquisition in August 2008.
(6)	Includes two months of sales for International Paper & Sun Cartonboard Co., Ltd. in which International Paper acquired a 50% interest in the fourth quarter of 2006.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $22 million in 2008, $24 million in 2007 and $45 million in 2006.

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

ENVIRONMENTAL PROTECTION

Information concerning the effects of the Company’s compliance with federal, state and local provisions enacted or adopted relating to environmental protection matters is set forth on pages 44 and 45 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

As of December 31, 2008, we had approximately 61,700 employees, 42,700 of whom were located in the United States. Of the U.S. employees, approximately 27,900 are hourly, with unions representing approximately 16,900 employees. Approximately 12,600 of the union employees are represented by the United Steel Workers (USW) under individual location contracts.

During 2008, pursuant to the 2008 Agreement with the USW that establishes a new framework for bargaining future local labor contracts at 14 of our U.S. pulp, paper and packaging mills, labor agreements at the Texarkana, Texas, Courtland, Alabama, Prattville, Alabama and Pineville, Louisiana paper mills were renewed. Additionally, the Company announced the shutdown and bargained the effects of the closing of the Bastrop, Louisiana mill. During 2009, labor agreements are scheduled to expire and renew under the terms of the USW Agreement, at the Savannah, Georgia, Ticonderoga, New York, Pensacola, Florida and Augusta, Georgia mill locations. In addition, the labor agreement for one Weyerhaeuser mill location, Pine Hill, Alabama, is scheduled to be negotiated in 2009. It is not covered by the agreement with the 14 mills described above.

The Company also reached an agreement with the USW for 32 International Paper converting facilities in 2008. Similar to the 2007 USW Agreement for the mill locations, it establishes the framework for bargaining future local agreements for those facilities for a four-year period.

Labor agreements were renewed in 2008 at 13 converting, distribution and consumer packaging operations, and our one remaining wood products location. In addition, labor agreements were extended at seven converting locations formerly owned by Weyerhaeuser; they are not covered by the converting agreement described above.

During 2009, 26 labor agreements are scheduled to be negotiated in 23 converting, distribution and consumer packaging operations. Thirteen of these agreements are not covered by the converting agreement reached with the USW described above. The other 13 that are part of the USW agreement will renew automatically if new agreements are not reached.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 59, chairman and chief executive officer since 2003. Mr. Faraci previously served as president during 2003, and executive vice president and chief financial officer from 2000 to 2003. Mr. Faraci joined International Paper in 1974.

John N. Balboni, 60, senior vice president and chief information officer since 2005. Mr. Balboni previously served as vice president and chief information officer from 2003 to 2005, and vice president-ebusiness from 2000 to 2003. Mr. Balboni joined International Paper in 1978.

Michael J. Balduino, 58, senior vice president-consumer packaging since 2008. Mr. Balduino previously served as senior vice president responsible for consumer products converting business and president-Shorewood Packaging Corp. from 2004 to 2008. Mr. Balduino served as senior vice president-sales and marketing from 2000 to 2003. Mr. Balduino joined International Paper in 1992.

H. Wayne Brafford, 57, senior vice president-printing and communications papers since 2005. Mr. Brafford previously served as senior vice president-industrial packaging from 2003 to 2005, and as vice president and general manager-converting, specialty and pulp from 1999 to 2003. Mr. Brafford joined International Paper in 1975.

Jerome N. Carter, 60, senior vice president-human resources since 1999. Since 2005, Mr. Carter is also responsible for overseeing the communications function of the Company. Mr. Carter joined International Paper in 1980. In February 2009, Mr. Carter announced that he will retire from the Company effective May 1, 2009.

C. Cato Ealy, 52, senior vice president-corporate development since 2003. Mr. Ealy previously served as vice president-corporate development from 1996 to 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Tommy S. Joseph, 48, senior vice president-manufacturing and technology since February 2009. Mr. Joseph previously served as vice president-technology from 2005 to February 2009. He served as vice president-specialty papers business from 2003 to 2005. Mr. Joseph joined International Paper in 1983.

Thomas E. Gestrich, 62, senior vice president and president-IP Asia since 2005. Mr. Gestrich previously served as senior vice president-consumer packaging from 2001 to 2005. Mr. Gestrich joined International Paper in 1990.

Thomas G. Kadien, 52, senior vice president and president-xpedx since 2005. Mr. Kadien previously served as senior vice president-Europe from 2003 to

2005, and as vice president-commercial printing and imaging papers from 2001 to 2003. Mr. Kadien joined International Paper in 1978.

Mary A. Laschinger, 48, senior vice president since 2007 and president-IP Europe, Middle East, Africa and Russia since 2005. Ms. Laschinger previously served as vice president-wood products from 2004 to 2005, and as vice president-pulp from 2001 to 2004. Ms. Laschinger is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Ms. Laschinger joined International Paper in 1992.

Tim S. Nicholls, 47, senior vice president and chief financial officer since December 2007. Mr. Nicholls previously served as vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer-IP Europe from 2005 to 2007, and as president of the Company’s former Canadian pulp and wood products business from 2002 to 2005. Mr. Nicholls joined International Paper in 1991.

Maximo Pacheco, 56, senior vice president since 2005 and president-IP do Brasil since 2004. Previously, Mr. Pacheco served as senior vice president-IP do Brasil from 2003 to 2004 and as president-IP Latin America from 2000 to 2003. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 49, senior vice president – industrial packaging since 2008. Ms. Roberts previously served as senior vice president – IP packaging solutions from 2005 to 2008. Ms. Roberts served as vice president-container of the Americas from 2000 to 2005. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 53, senior vice president, general counsel, corporate secretary and global government relations. From 1998 to 2003, she served as senior vice president, general counsel and corporate secretary of Owens Corning and in addition, from 2000 to 2003, as chief restructuring officer and a member of its board of directors. Ms. Smith joined International Paper in 2003.

Mark S. Sutton, 47, senior vice president-supply chain since 2008. Mr. Sutton previously served as vice president-supply chain from 2007 until 2008. Mr. Sutton served as vice president-strategic planning from 2005 to 2007, and as vice president and general manager-European Corrugated Packaging Operations from 2002 to 2005. Mr. Sutton joined International Paper in 1984.

Robert J. Grillet, 53, vice president-finance and controller since 2003. Mr. Grillet previously served as senior vice president-xpedx from 2000 to 2003. Mr. Grillet joined International Paper in 1976.

Terri L. Herrington, 53, vice president-internal audit since November 2007. Ms. Herrington previously served as director of audit for finance and financial control for BP p.l.c. from 2003 to 2007, and as group development leader in internal audit for BP p.l.c. from 2000 to 2003. Ms. Herrington joined International Paper in 2007.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda, starch, and polyethylene. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan is presented in Note 11 Commitments and Contingent Liabilities on page 76 of Item 8. Financial Statements and Supplementary Data.

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

RISKS RELATING TO INDUSTRY CONDITIONS

CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION COULD AFFECT OUR PROFITABILITY. We rely heavily on certain raw materials (principally wood fiber, caustic soda and polyethylene), energy sources (principally natural gas, coal and fuel oil) and third party companies that transport our goods. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.

THE INDUSTRIES IN WHICH WE OPERATE EXPERIENCE BOTH ECONOMIC CYCLICALITY AND CHANGES IN CONSUMER PREFERENCES. FLUCTUATIONS IN THE PRICES OF AND THE DEMAND FOR OUR PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Consequently, our operating cash flow is sensitive to changes in the pricing and demand for our products.

COMPETITION IN THE UNITED STATES AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Pricing or product strategies pursued by competitors could negatively impact our financial results.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

CONTINUED ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATION. General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which impact demand for our products. In addition, continued volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit could have a material adverse effect on our business, financial condition and our results of operations.

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Maintaining an investment-grade credit rating is an important element of our financial strategy and a downgrade of our Company’s ratings below investment grade may limit our access to the capital markets, have an adverse effect on the market price of our securities and increase our cost of borrowing. In light of current economic conditions, the Company’s desire to maintain its investment grade rating may cause the Company to take certain actions designed to improve its cash flow, including sale of assets, reduction or suspension of the dividend and further reductions in capital expenditures and working capital. Similarly, we are subject to the risk that one of the banks that has issued irrevocable letters of credit supporting the installment notes issued in connection with sales of our forestlands is downgraded below a required rating. If this were to happen, it may increase the cost to the Company of securing a replacement letter-of-credit bank or could result in an acceleration of deferred taxes if a replacement bank cannot be obtained.

THE IMPAIRMENT OF FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT US. We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to ratings downgrade, bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. A ratings downgrade, bankruptcy, receivership, default or similar event involving a counterparty may adversely affect our access to capital, liquidity position, future business and results of operations.

OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all salaried U.S. employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension and health care costs. Significant changes in any of these factors may adversely impact our cash flows, financial conditions and results of operations.

OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE WILL BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” at December 31, 2008 was $3.2 billion. Although we expect to have no obligation to fund our plans in 2009, over the next several years we may make contributions to the plans that could be material. The amount of such contributions will be dependent upon a number of factors, principally the actual earnings and changes in values of plan assets, changes in interest rates and the impact of possible funding relief legislation currently under consideration in the U.S. Congress.

CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland and China, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results.

THE AMOUNT OF OUR DEBT OBLIGATIONS COULD ADVERSELY AFFECT OUR BUSINESS. OUR ABILITY TO REFINANCE OR REPAY OUR DEBT IS DEPENDENT UPON OUR ABILITY TO GENERATE CASH FROM OPERATIONS AND CONDITIONS IN THE CREDIT MARKETS AND THE AVAILABILITY OF CREDIT GENERALLY. As of December 31, 2008, we had $1.6 billion of debt that had to be repaid or refinanced before

December 31, 2009, including $362 million of notes that matured in January 2009 and were repaid with cash on hand, and a €500 million (approximately $696 million) term loan due August 31, 2009 that we are currently negotiating to refinance. We have approximately $1.3 billion and $600 million in debt that matures in 2010 and 2011, respectively. We may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. If we use a substantial portion of our cash flow to repay indebtedness, our flexibility in planning for and reacting to changes in our business and the industries in which we operate may be limited. This may place us at a competitive disadvantage compared to our competitors with less debt. Similarly, if we are unable to generate sufficient cash from operations to repay our debt, or are unable to refinance our debt because credit market conditions remain volatile, this may have an adverse impact on our cost of borrowing, liquidity, financial condition and results of operations.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

UNANTICIPATED EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to U.S. and non-U.S. laws and regulations relating to the environment, health and safety. There can be no assurance that compliance with existing and new laws and requirements, including with global climate change laws and regulations, will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future unanticipated costs.

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS. The costs and other effects of pending litigation against us cannot be determined with certainty. Although we believe that the outcome of any pending or threatened lawsuits or claims, or all of them combined, will not have a material adverse effect on our consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

RISKS RELATING TO OUR OPERATIONS

MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world; and

•	other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and having a negative effect on our financial results.

SEVERAL OF OUR OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several of our operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim Group in Russia. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2008, the Company owned or managed approximately 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands are independently third-party certified for sustainable forestry (under operating standards of the Sustainable Forestry Initiative (SFI™) in the United States and ISO 14001 and CERFLOR in Brazil). During 2006, in conjunction with the Company’s 2006 Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements, principally in October and November, for proceeds totaling approximately $6.6 billion of cash and notes. A further discussion of these sales transactions can be found on page 23 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data. Our remaining forestlands are being marketed to optimize the economic value to our shareholders. Most of these forestlands consist of properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2009 on page 33, and dispositions and restructuring activities as of December 31, 2008, on pages 22 through 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 65 through 71 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 44 and 45 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 76 through 79 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2008 and 2007 are set forth on page 94 of Item 8. Financial Statements and Supplementary

Data. As of the filing of this Annual Report on 10-K, the Company’s common shares are traded on the New York stock exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 20, 2009, there were approximately 21,535 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	838	$31.02	N/A
February 1, 2008 - February 29, 2008	1,458,246	31.85	N/A
April 1, 2008 - April 30, 2008	237	27.20	N/A
November 1, 2008 - November 30, 2008	3,000	17.26	N/A
Total	1,462,321

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2003 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made on December 31, 2003. The graph portrays total return, 2003–2008, assuming reinvestment of dividends.

(1)

The companies included in the ROI Peer Group are Bowater Inc., Domtar Inc., MeadWestvaco Corp., M-Real Corp., Packaging Corporation of America, Sappi Limited, Smurfit-Stone Container Corp., Stora Enso Group, UPM Corporation and Weyerhaeuser Co.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2008		2007		2006		2005		2004
RESULTS OF OPERATIONS
Net sales	$24,829		$21,890		$21,995		$21,700		$20,721
Costs and expenses, excluding interest	25,490		19,939		18,286		20,819		19,633
Earnings (loss) from continuing operations before income taxes, equity earnings and minority interest	(1,153	)(b)	1,654	(e)	3,188	(h)	286	(j)	376	(m)
Equity earnings, net of taxes	49		–		–		–		–
Minority interest expense, net of taxes	3		24		17		9		24
Discontinued operations	(13	)(c)	(47	)(f)	(232	)(i)	416	(k)	(273	)(n)
Net earnings (loss)	(1,282	)(b-d)	1,168	(e-g)	1,050	(h-i)	1,100	(j-l)	(35	)(m-o)
Earnings (loss) applicable to common shares	(1,282	)(b-d)	1,168	(e-g)	1,050	(h-i)	1,100	(j-l)	(35	)(m-o)
FINANCIAL POSITION
Working capital	$2,605		$2,893		$3,996		$6,804		$9,506
Plants, properties and equipment, net	14,202		10,141		8,993		9,073		9,402
Forestlands	594		770		259		2,127		2,099
Total assets	26,913		24,159		24,034		28,771		34,217
Notes payable and current maturities of long-term debt	828		267		692		1,178		209
Long-term debt	11,246		6,353		6,531		11,019		13,626
Common shareholders’ equity	4,169		8,672		7,963		8,351		8,254
BASIC PER SHARE OF COMMON STOCK
Earnings (loss) from continuing operations	$(3.02)		$2.83		$2.69		$1.41		$0.49
Discontinued operations	(0.03)		(0.11)		(0.48)		0.85		(0.56)
Net earnings (loss)	(3.05)		2.72		2.21		2.26		(0.07)
DILUTED PER SHARE OF COMMON STOCK
Earnings (loss) from continuing operations	$(3.02)		$2.81		$2.65		$1.40		$0.49
Discontinued operations	(0.03)		(0.11)		(0.47)		0.81		(0.56)
Net earnings (loss)	(3.05)		2.70		2.18		2.21		(0.07)
Cash dividends	1.00		1.00		1.00		1.00		1.00
Common shareholders’ equity	9.75		20.40		17.56		17.03		16.93
COMMON STOCK PRICES
High	$33.77		$41.57		$37.98		$42.59		$45.01
Low	10.20		31.05		30.69		26.97		37.12
Year-end	11.80		32.38		34.10		33.61		42.00
FINANCIAL RATIOS
Current ratio	1.5		1.7		1.9		2.4		2.3
Total debt to capital ratio	0.73		0.43		0.47		0.59		0.62
Return on equity	(14.9	)(b-d)	14.8	(e-g)	14.6	(h-i)	13.2	(j-l)	(0.4	)(m-o)
Return on investment from continuing operations	(4.0	)(b-d)	7.2	(e-g)	8.1	(h-i)	5.2	(j-l)	3.1	(m-o)
CAPITAL EXPENDITURES	$1,002		$1,292		$1,073		$1,095		$1,119
NUMBER OF EMPLOYEES	61,700		51,500		60,600		68,700		79,400

ITEM 6.	SELECTED FINANCIAL DATA

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

2008:

(b)

Includes restructuring and other charges of $370 million before taxes ($227 million after taxes), including a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin mill, a charge of $53 million before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative, a charge of $75 million before taxes ($47 million after taxes) for adjustments to legal reserves, a pre-tax charge of $30 million ($19 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, a charge of $8 million before taxes ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a pre-tax gain of $2 million ($2 million after taxes) for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan. Also included are a charge of $1.8 billion (before and after taxes) for the impairment of goodwill in the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $107 million ($84 million after taxes) to write down the assets of the Inverurie, Scotland mill to estimated fair value, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales, a $39 million charge before taxes ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition and a $45 million charge before taxes ($28 million after taxes) for integration costs associated with the CBPR acquisition.

(c)

Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the beverage packaging business, pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses, and the operating results of certain wood products facilities.

(d)	Includes a $40 million tax benefit related to the restructuring of the Company’s international operations.

2007:

(e)

Includes restructuring and other charges of $95 million before taxes ($59 million after taxes), including a $30 million charge before taxes ($19 million after taxes) for organizational restructuring and other charges principally associated with the Company’s 2006 Transformation Plan, a charge of $60 million before taxes ($38 million after taxes) of accelerated depreciation charges, a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with a mill closure, and a pre-tax gain of $5 million ($4 million after taxes) for other items. Also included are a $9 million pre-tax gain ($5 million after taxes) to reduce estimated trans-

action costs accrued in connection with the 2006 sale of U.S. forestlands included in the Company’s 2006 Transformation Plan; and a $327 million gain before taxes ($267 million after taxes) for net gains on sales and impairments of businesses including a pre-tax gain of $113 million ($102 million after taxes) on the sale of the Arizona Chemical business, a gain of $205 million before taxes ($159 million after taxes) related to the asset exchange for the Luiz Antonio mill in Brazil, and a pre-tax gain of $9 million ($6 million after taxes) for other items.

(f)

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

(g)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

2006:

(h)

Includes restructuring and other charges of $300 million before taxes ($184 million after taxes), including a $157 million charge before taxes ($95 million after taxes) for organizational restructuring and other charges principally associated with the Company’s 2006 Transformation Plan, a charge of $165 million before taxes ($102 million after taxes) for losses on early debt extinguishment, a $97 million charge before taxes ($60 million after taxes) for legal reserves, a $115 million gain before taxes ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and a credit of $4 million before taxes ($3 million after taxes) for other items. Also included are a $4.8 billion gain before taxes ($2.9 billion after taxes) from sales of U.S. forestlands included in the Company’s 2006 Transformation Plan; a charge of $759 million before and after taxes for the impairment of goodwill in the Coated Paperboard and

Shorewood businesses; a $1.5 billion pre-tax charge ($1.4 billion after taxes) for net losses on sales and impairments of businesses including $1.4 billion before taxes ($1.3 billion after taxes) for the U.S. Coated and Supercalendered Papers business, $52 million before taxes ($37 million after taxes) for certain assets in Brazil, and $128 million before taxes ($84 million after taxes) for the Company’s Saillat mill in France to reduce the carrying value of net assets to their estimated fair value; the recognition of a previously deferred $110 million gain before taxes ($68 million after taxes) related to a 2004 sale of forestlands in Maine; and a pre-tax charge of $21 million (zero after taxes) for other smaller items.

(i)

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

2005:

(j)

Includes restructuring and other charges of $340 million before taxes ($213 million after taxes), including a $256 million charge before taxes ($162 million after taxes) for organizational restructuring and other charges principally associated with the Company’s 2006 Transformation Plan, a $57 million charge before taxes ($35 million after taxes) for early extinguishment of debt, and a $27 million charge before taxes ($16 million after taxes) for legal reserves. Also included are a $258 million pre-tax credit ($151 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $4 million credit before taxes ($3 million after taxes) for the net reversal of restructuring reserves no longer required, a pre-tax charge of $111 million ($73 million after taxes) for net losses on sales and impairments of businesses sold or held for sale, and interest income of $54 million before taxes ($33 million after taxes), including $43 million before taxes ($26 million after taxes) related to a settlement with the U.S.

Internal Revenue Service concerning the 1997 through 2000 U.S. federal income tax audit, and $11 million before taxes ($7 million after taxes) related to the collection of a note receivable from the 2001 sale of a business.

(k)

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

2004:

(m)	Includes restructuring and other charges of $164 million before taxes ($102 million after taxes), including a $62 million charge before taxes ($39 million after taxes) for organiza-

tional restructuring programs, a $92 million charge before taxes ($57 million after taxes) for early debt extinguishment costs, and a $10 million charge before taxes ($6 million after taxes) for legal settlements. Also included are pre-tax credits of $123 million ($76 million after taxes) for net insurance recoveries related to the hardboard siding and roofing litigation, a $35 million credit before taxes ($21 million after taxes) for the net reversal of restructuring reserves no longer required, and a pre-tax charge of $139 million ($125 million after taxes) for net losses on sales and impairments of businesses sold or held for sale.

(n)

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

(o)	Includes a $32 million net increase in the income tax provision reflecting an adjustment of deferred tax balances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper’s operating results in 2008 reflected two distinct economic periods. During the first three quarters, business conditions were soft but steady. Sales volumes for containerboard and boxes were solid, and paper and market pulp volumes, while below prior-year levels, were steady. Average price realizations increased for key products, and market downtime was minimal. While key input costs for raw materials and energy and freight costs increased significantly over the nine-month period, we were able to offset these effects with selling price increases, solid manufacturing operations and continued cost reduction efforts.

Beginning with the end of the third quarter, U.S. economic activity contracted significantly resulting in dramatic declines in demand for uncoated freesheet products, corrugated boxes and market pulp. Global pulp prices began declining significantly, and paper and containerboard pricing leveled out as they reached a 2008 peak. With the significant drop in demand, and International Paper’s commitment to balance production with customer needs, we took about one million tons of lack-of-order downtime during the fourth quarter. Fortunately, input costs also peaked and began to decline.

Despite these severe, unfavorable fourth-quarter business conditions, the Company posted a 13% increase in net sales in 2008 to $24.8 billion, and generated a record $2.7 billion of cash from continuing operations.

As we begin 2009, we expect that operating profits for the first quarter will be less than in the fourth quarter of 2008, with the size of the decline dependent upon the amount of downtime taken to match production with customer demand, and upon changes in pricing and input costs. Sales volumes for our paper and packaging businesses are expected to be similar to fourth-quarter levels. We expect average sales price realizations for uncoated paper and containerboard to be under some pressure, while U.S. coated paperboard prices are expected to increase. Input costs for wood and energy, and transportation costs, should continue to decline, although energy costs in Europe and Brazil are expected to increase. Planned mill maintenance outages will be higher in the United States, but should remain about flat in Europe and Brazil. Earn-

ings from our Ilim joint venture are expected to be below fourth-quarter totals.

Results of Operations

Industry segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Industry segment operating profits are defined as earnings before taxes, equity earnings and minority interest, interest expense, corporate items and corporate special items. Industry segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.

International Paper operates in six segments: Printing Papers, Industrial Packaging, Consumer Packaging, Distribution, Forest Products, and Specialty Businesses and Other.

The following table shows the components of net earnings (loss) for each of the last three years:

In millions	2008	2007	2006
Industry segment operating profits	$1,393	$1,897	$1,604
Corporate items, net	(103)	(206)	(276)
Corporate special items*	(1,949)	241	2,373
Interest expense, net	(492)	(297)	(521)
Minority interest	(5)	(5)	(9)
Income tax provision	(162)	(415)	(1,889)
Equity earnings	49	–	–
Discontinued operations	(13)	(47)	(232)
Net earnings (loss)	$(1,282)	$1,168	$1,050
*

Corporate special items include gains on 2006 Transformation Plan forestland sales, restructuring and other charges, net losses (gains) on sales and impairments of businesses, goodwill impairment charges, insurance recoveries and reversals of reserves no longer required.

Industry segment operating profits of $1.4 billion were $504 million lower in 2008 than in 2007 as the impacts of higher energy and raw material costs ($721 million), higher distribution costs ($135 million), lower sales volumes ($85 million), lower earnings from land and mineral rights sales ($59 million), and other items ($57 million) offset benefits from higher average prices ($570 million), and the net impact of cost reduction initiatives, improved operating performance and a more favorable product mix ($365 million). Additionally, charges totaling

$382 million were recorded in 2008 industry segment operating profits for facility closures, impairments and reorganization costs, and charges related to the integration of the Weyerhaeuser Containerboard, Packaging and Recycling (CBPR) business acquired in the 2008 third quarter.

The principal changes in 2008 operating profit by segment were as follows:

•

Printing Papers’ profits of $474 million were $365 million lower as the benefits of higher average sales price realizations, a more favorable mix of products sold and improved manufacturing operating costs were more than offset by higher raw material and energy costs, higher freight costs, lower sales volumes and increased lack-of-order downtime. Additionally, 2008 results included a $123 million charge for costs associated with the permanent shutdown of the Louisiana mill, a $107 million charge to reduce the carrying value of the assets of the Inverurie, Scotland mill to their estimated fair value, and a charge of $30 million for costs associated with the shutdown of a paper machine at the Franklin mill.

•

Industrial Packaging’s profits of $390 million were up $16 million as the impacts of higher average sales price realizations, increased sales volumes (including sales from the CBPR acquisition) net of increased lack-of-order downtime, a more favorable mix of products sold, favorable operating costs, and lower costs associated with the conversion of the paper machine at the Pensacola mill to lightweight linerboard production were offset by higher raw material and freight costs, costs associated with the integration of the CBPR business, and a charge related to the write-up of the inventory of CBPR to fair value.

•

Consumer Packaging’s profits of $17 million were $95 million lower reflecting higher raw material, energy and freight costs, unfavorable mill operating costs, and higher charges associated with the reorganization of the Shorewood business, partially offset by improved average sales price realizations, higher sales volumes, and a more favorable mix of products sold.

•

Distribution’s profits of $103 million were $5 million lower in 2008 due to the offsetting impacts of lower sales volumes and improved average sales margins and the full-year contributions from the August 2007 Central Lewmar acquisition.

•	Forest Products’ profits of $409 million were down $49 million as lower forestland and real estate sales more than offset $261 million of profits on mineral rights sales.

•	Specialty Businesses and Other’s profits were $6 million lower reflecting the divestiture of the Arizona Chemical business in the first quarter of 2007.

Corporate items, net, of $103 million of expense in 2008 were lower than the $206 million of expense in 2007 due to lower pension expenses. The decrease in 2007 versus $276 million of expense in 2006 reflects lower pension expenses partially offset by higher supply chain initiative costs.

Corporate special items, including impairments of goodwill, restructuring and other charges and net losses (gains) on sales and impairments of businesses, were a loss of $1.9 billion in 2008 compared with a gain of $241 million in 2007 and a gain of $2.4 billion in 2006. The loss in 2008 includes $1.8 billion of goodwill impairment charges and $179 million of restructuring and other charges. The large gain in 2006 includes $4.8 billion from the sales of forestlands included in the 2006 Transformation Plan, partially offset by $1.4 billion of net charges related to the divestiture of certain operations and $759 million of goodwill impairment charges.

Interest expense, net, was $492 million in 2008 compared with $297 million in 2007 and $521 million in 2006. The increase in 2008 reflects the issuance of approximately $6 billion of debt in connection with the acquisition of the CBPR business, while the decrease in 2007 reflects lower average debt balances and lower interest rates from debt refinancings and repayments.

The 2008 income tax provision of $162 million includes a net $11 million benefit related to 2008 special tax adjustment items. The 2007 income tax provision of $415 million includes a $41 million benefit related to 2007 special tax adjustment items. The 2006 income tax provision of $1.9 billion consists of $1.6 billion of deferred taxes (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $300 million current tax provision, and includes an $11 million charge related to 2006 special tax adjustment items. Excluding special items, taxes as a percent of pre-tax earnings increased to 31.5% in 2008 from 30% in 2007 and 29% in 2006, reflecting a higher proportion of earnings in higher tax rate jurisdictions.

Discontinued Operations

In 2008, $13 million of net adjustments were recorded relating to post-closing adjustments and estimates associated with prior sales of discontinued businesses.

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

Liquidity and Capital Resources

For the year ended December 31, 2008, International Paper generated $2.7 billion of cash flow from continuing operations, compared with $1.9 billion in 2007. Capital spending from continuing operations for 2008 totaled $1.0 billion, or 74% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $6.1 billion, principally for the acquisition of the CBPR business, while issuances of debt totaled $6.0 billion, principally for the CBPR acquisition. Our liquidity position remains strong, supported by approximately $2.5 billion of unused, committed credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2009 will be to continue to maximize our financial flexibility to facilitate access to capital markets on favorable terms.

Capital spending for 2009 is targeted at $700 million, or about 43% of depreciation and amortization.

Critical Accounting Policies and Significant Accounting Estimates

Accounting policies that may have a significant effect on our reported results of operations and financial position, and that can require judgments by management in their application, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pension and postretirement benefit obligations and income taxes.

Legal

An analysis of significant litigation activity is included in Note 11 of the Notes to Consolidated Financial Statements in Item  8. Financial Statements and Supplementary Data.

CORPORATE OVERVIEW

While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Russia, Latin America, Asia and North Africa. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, and movements in currency exchange rates.

Product prices are affected by general economic trends, inventory levels, currency movements and worldwide capacity utilization. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood fiber and chemical costs; energy costs; freight costs; salary and benefits costs, including pensions; and manufacturing conversion costs.

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2008, and the major factors affecting these results compared to 2007 and 2006.

RESULTS OF OPERATIONS

For the year ended December 31, 2008, International Paper reported net sales of $24.8 billion, compared with $21.9 billion in 2007 and $22.0 billion in 2006. International net sales (including U.S. exports) totaled $6.9 billion or 28% of total sales in 2008. This compares to international net sales of $6.3 billion in 2007 and $5.6 billion in 2006.

Full year 2008 net income was a loss of $1.3 billion ($3.05 per share), compared with net income of $1.2 billion ($2.70 per share) in 2007 and $1.1 billion ($2.18 per share) in 2006. Amounts include the results of discontinued operations.

Earnings (loss) from continuing operations after taxes in 2008 were a loss of $1.3 billion, including $2.1 billion of special item charges, compared with income of $1.2 billion in 2007 and income of $1.3 billion in 2006. Compared with 2007, higher average sales price realizations, favorable operating performance, and lower corporate expenses (primarily pensions) were offset by the impact of higher average raw material costs, lower sales volumes, lower earnings from land sales, higher distribution costs, higher tax expense, higher net interest expense and the incremental loss from special items. Results for 2008 also included equity earnings, net of taxes, relating to the Company’s investment in Ilim Holding S.A.

See Industry Segment Results on pages 27 through 32 for a discussion of the impact of these factors by segment.

The following table presents a reconciliation of International Paper’s net earnings to its total industry segment operating profit:

In millions	2008	2007	2006
Net Earnings (Loss)	$(1,282)	$1,168	$1,050
Deduct – Discontinued operations:
Loss (earnings) from operations	1	11	(85)
Loss on sales or impairment	12	36	317
Earnings (Loss) From Continuing Operations	(1,269)	1,215	1,282
Add back (deduct):
Income tax provision	162	415	1,889
Equity earnings, net of taxes	(49)	–	–
Minority interest expense, net of taxes	3	24	17
Earnings (Loss) From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	(1,153)	1,654	3,188
Interest expense, net	492	297	521
Minority interest included in operations	2	(19)	(8)
Corporate items	103	206	276
Special items:
Restructuring and other charges	179	95	300
Insurance recoveries	–	–	(19)
Gain on sale of forestlands	(6)	(9)	(4,788)
Impairments of goodwill	1,777	–	759
Net losses (gains) on sales and impairments of businesses	(1)	(327)	1,381
Reserve adjustments	–	–	(6)
	$1,393	$1,897	$1,604
Industry Segment Operating Profit
Printing Papers	$474	$839	$453
Industrial Packaging	390	374	277
Consumer Packaging	17	112	93
Distribution	103	108	97
Forest Products	409	458	631
Specialty Businesses and Other	–	6	53
Total Industry Segment Operating Profit	$1,393	$1,897	$1,604

Discontinued Operations

2008: In 2008, net after-tax charges totaling $12 million were recorded for adjustments of net losses (gains) on sales and impairments of businesses reported as discontinued operations, including a pre-tax charge of $25 million ($16 million after taxes) in the first quarter for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business, and pre-tax gains of $9 million ($5 million after taxes) in the fourth quarter for adjustments to reserves associated with the sale of discontinued businesses.

2007: In 2007, after tax charges totaling $36 million were recorded for adjustments of net losses (gains) on sales and impairments of businesses reported as discontinued operations.

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

2006: In 2006, after-tax charges totaling $317 million were recorded for net losses (gains) on sales or impairments of businesses reported as discontinued operations.

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

During the third quarter of 2006, management had determined that there was a current expectation that, more likely than not, the Beverage Packaging and Wood Products businesses would be sold. Based on the resulting impairment testing, pre-tax impairment charges of $115 million ($82 million after taxes) and $165 million (before and after taxes) were recorded to reduce the carrying values of the net assets of the Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values. Also during the 2006 third quarter, International Paper completed the sale of its interests in a beverage packaging operation in Japan for a pre-tax gain of $12 million ($3 million after taxes), and the sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million, subject to certain post-closing adjustments. As the Company had determined that the accounting requirements for reporting the Brazilian Coated Papers business as a discontinued operation were met, the resulting $100 million pre-tax gain ($79 million after taxes) was recorded as a gain on sale of a discontinued operation.

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

Additionally during the fourth quarter, a $37 million pre-tax credit ($22 million after taxes) was included in earnings from discontinued operations for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business.

Discontinued operations also includes the operating results for these businesses for all periods presented.

Income Taxes

A net income tax provision of $162 million was recorded for 2008, including a $40 million tax benefit related to the restructuring of the Company’s international operations and a $29 million charge for estimated U.S. income taxes on a gain recorded by the Company’s Ilim Holding S.A. joint venture related to the sale of a Russian subsidiary. Excluding the impact of special items, the tax provision was $369 million or 31.5% of pre-tax earnings before equity earnings and minority interest.

In 2007, a net income tax provision of $415 million was recorded, including a $41 million tax benefit relating to the effective settlement of certain income tax audit issues and other special tax adjustment items. Excluding the impact of special items, the tax provision was $423 million, or 30% of pre-tax earnings before minority interest.

The Company recorded an income tax provision for 2006 of $1.9 billion, consisting of a $1.6 billion deferred tax provision (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $0.3 billion current tax provision. The tax provision also included an $11 million provision for special item tax adjustments. Excluding the impact of special items, the tax provision was $272 million, or 29% of pre-tax earnings before equity earnings and minority interest.

The higher income tax rates in 2008 and 2007 reflect a higher proportion of earnings in higher tax rate jurisdictions.

Equity Earnings, Net of Taxes

Equity earnings, net of taxes, in 2008 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 32).

Corporate Items and Interest Expense

Minority interest expense, net of taxes, was $3 million in 2008 compared with $24 million in 2007 and $17 million in 2006. The decrease in 2008 reflects lower earnings for the International Paper & Sun Cartonboard Co., Ltd. joint ventures in 2008 and the Company’s acquisition of the remaining shares of a Moroccan box plant joint venture in the third quarter of 2007. The increase in 2007 compared with 2006 reflected the formation of the International Paper & Sun Cartonboard Co., Ltd. joint ventures in the fourth quarter of 2006.

In 2008, net interest expense totaled $492 million. Net interest expense totaled $297 million in 2007, including a pre-tax credit of $2 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Interest expense, net, for 2006 of $521 million includes a pre-tax credit of $6 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties. Excluding special items, interest expense, net, of $492 million in 2008 increased from $299 million in 2007, reflecting the issuance of approximately $6 billion of debt in connection with the acquisition of the CBPR business. The decrease from $527 million in 2006 to $299 million in 2007 reflects lower average debt balances and lower interest rates from debt refinancings and repayments.

For the 12 months ended December 31, 2008, corporate items totaled $103 million of expense compared with $206 million in 2007 and $276 million in 2006. The decrease in 2008 principally reflects lower pension expenses. The decrease in 2007 compared with 2006 principally reflects the benefit of lower pension expenses partially offset by higher supply chain initiative costs.

Overhead charges allocated to industry segments decreased $140 million in 2008 versus 2007 due to lower benefit-related and corporate staff overhead costs, partially offset by higher LIFO inventory costs. Allocated overhead in 2007 was $56 million higher than in 2006 due to higher medical and LIFO inventory costs.

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

2008: During 2008, restructuring and other charges totaling $179 million before taxes ($110 million after taxes) were recorded. These charges included:

•	a $53 million charge before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative,

•	a $75 million charge before taxes ($47 million after taxes) for adjustments to legal reserves,

•

a $53 million pre-tax charge ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, and

•	a $2 million gain (before and after taxes) for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan.

In addition, restructuring and other charges totaling $191 million ($117 million after taxes) were recorded in the Printing Papers, Industrial Packaging and Consumer Packaging industry segments including:

•	a $123 million charge ($75 million after taxes) for costs associated with the shutdown of the Bastrop, Louisiana mill,

•	a $30 million charge ($18 million after taxes) for costs associated with the shutdown of a paper machine at the Franklin, Virginia mill,

•	a $30 million charge ($19 million after taxes) related to the reorganization of the Company’s Shorewood operations, and

•	an $8 million charge ($5 million after taxes) for closure costs associated with the Ace Packaging business.

2007: During 2007, total restructuring and other charges of $95 million before taxes ($59 million after taxes) were recorded. These charges included:

•	a $30 million charge before taxes ($19 million after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan,

•	a $27 million pre-tax charge ($17 million after taxes) for the accelerated depreciation of long-lived assets being removed from service,

•	a $33 million charge before taxes ($21 million after taxes) for accelerated depreciation charges for the Terre Haute mill that was shut down as part of the 2006 Transformation Plan,

•	a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with the Terre Haute mill,

•	a $4 million charge before taxes ($2 million after taxes) related to the restructuring of the Company’s Brazilian operations, and

•	a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity tax adjustment.

2006: During 2006, total restructuring and other charges of $300 million before taxes ($184 million after taxes) were recorded. These charges included:

•	a $157 million charge before taxes ($95 million after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan,

•	a $165 million charge before taxes ($102 million after taxes) for early debt extinguishment costs,

•	a $97 million charge before taxes ($60 million after taxes) for litigation settlements and adjustments to legal reserves,

•	a pre-tax credit of $115 million ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and

•	a $4 million credit before taxes ($3 million after taxes) for other items.

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

Gain on Sale of Forestlands

2008: During the second and third quarters of 2008, a pre-tax gain totaling $6 million ($4 million after taxes) was recorded to adjust reserves related to the 2006 Transformation Plan forestland sales.

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

Impairments of Goodwill

In the fourth quarter of 2008, in conjunction with annual testing of its reporting units for possible goodwill impairments as of the beginning of the fourth quarter, the Company recorded a $59 million charge to write off all recorded goodwill of its European Coated Paperboard business. Subsequent to this testing date, the Company performed an interim test as of December 31, 2008 and recalculated the estimated fair value of its reporting units as of that date using higher cost-of-capital discount rate assumptions and updated future cash flow projections, which resulted in the goodwill for two additional business units, the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business, being potentially impaired. Based on management’s preliminary estimates, an additional goodwill impairment charge of $379 million was recorded, representing all of the goodwill for the U.S. Coated Paperboard business, as this was management’s best estimate of the minimum impairment charge that would be required upon the completion of a detailed allocation of the business unit fair values to the individual assets and liabilities of each of the respective reporting units. In February 2009, based on additional work performed to date, management determined that it was probable that all of the $1.3 billion of recorded goodwill for the U.S.

Printing Papers business would be impaired when testing is completed. Accordingly, an additional goodwill impairment charge of $1.3 billion was recorded as a charge to operating results for the year ended December 31, 2008. Due to the complexity of the businesses involved, it is expected that testing will be finalized for these businesses by the end of the first quarter of 2009.

In the fourth quarter of 2006, the Company had recorded goodwill impairment charges of $630 million and $129 million related to its U.S. Coated Paperboard business and Shorewood business, respectively. No goodwill impairment charges were recorded in 2007.

Net Losses (Gains) on Sales and Impairments of Businesses

Net losses (gains) on sales and impairments of businesses included in Corporate special items totaled a gain of $1 million (before and after taxes) in 2008, a pre-tax gain of $327 million ($267 million after taxes) in 2007, and a pre-tax loss of $1.4 billion ($1.3 billion after taxes) in 2006. The principal components of these gains/losses were:

2008: During the first quarter of 2008, a $1 million credit (before and after taxes) was recorded to adjust the estimated loss for a business previously sold.

In addition, a $107 million loss ($84 million after taxes) for the impairment of the Inverurie, Scotland mill was recorded in the Printing Papers industry segment.

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

These gains are included, along with a $205 million pre-tax gain ($164 million after taxes) on the exchange for the Luiz Antonio mill in Brazil (see Note 5), in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

In addition in 2006, industry segment operating profits included a $128 million pre-tax impairment charge ($84 million after taxes) to reduce the carrying value of the fixed assets of the Company’s Saillat mill in France to their estimated fair value (in the Printing Papers segment), and in the third quarter, a pre-tax gain of $13 million ($6 million after taxes) related to a sale of property in Spain (in the Industrial Packaging segment).

Industry Segment Operating Profits

Industry segment operating profits of $1.4 billion in 2008 declined from both $1.9 billion in 2007 and $1.6 billion in 2006. The benefits of significantly higher average price realizations ($570 million) and lower operating costs, lower mill outage costs and a more favorable mix of products sold ($365 million) were more than offset by higher energy and raw material costs ($721 million), higher freight costs ($135 million), lower sales volumes ($85 million), lower earnings from land and mineral sales ($59 million), higher costs related to special items ($382 million), and other items ($57 million).

Lack-of-order downtime in 2008 increased significantly to approximately one million tons, principally in the 2008 fourth quarter, compared with 50,000 tons in 2007 and 155,000 tons in 2006, as the Company adjusted production in line with its customer demand. The 2008 total included approximately 105,000 tons related to an uncoated paper machine at our Franklin mill and pulp production at our Louisiana mill prior to their permanent shutdown in the fourth quarter of 2008.

Looking forward to the first quarter of 2009, industry segment operating profits are expected to be lower than fourth-quarter 2008 earnings, with the amount of the decline dependent upon the amount of downtime taken to match production with customer demand, and upon changes in pricing and input costs. Sales volumes for our paper and packaging businesses are expected to be similar to 2008 fourth-quarter levels as demand for industrial and consumer packaging is expected to remain essentially the same. We expect average sales price realizations for uncoated paper and containerboard to be under some pressure, while U.S. coated paperboard price realizations are expected to increase, reflecting the renegotiation of a number of large customer contracts in the third and fourth quarters of 2008. Input costs for wood and energy, and transportation should continue to decline, although energy prices in Europe and Brazil are expected to increase. Planned mill maintenance outages will be higher in the U.S., but will remain about flat in Europe and Brazil. Earnings from our Ilim joint venture are expected to be lower than earnings reported in the fourth quarter reflecting weaker demand, reduced selling prices and an unfavorable foreign exchange impact.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Printing Papers

International Paper is the world’s leading producer of uncoated printing and writing papers. Products in this segment include uncoated papers, market pulp and uncoated bristols.

UNCOATED PAPERS: This business produces papers for use by commercial printers in copiers, desktop and laser printers and digital imaging. End-use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Ballet, Chamex and Rey. The mills producing uncoated papers are located in the United States, Brazil, France, Poland and Russia. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 250,000 acres of forestlands in Brazil. The mills have uncoated paper production capacity of approximately 5.5 million tons annually.

MARKET PULP: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff and southern softwood pulp, as well as southern and birch hardwood pulps. These products are produced in the United States, France, Poland and Russia, and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.4 million tons.

Industrial Packaging

International Paper has become the largest manufacturer of containerboard in the United States with the integration of Weyerhaeuser Company’s packaging business. Production capacity is now about 11.0 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturated kraft. About 80% of production is converted domestically into corrugated boxes and other packaging by 137 U.S. container plants. Additionally, International Paper recycles approximately 1.1 million tons of OCC and mixed and white paper through our 21 recycling plants in the U.S. and Mexico. In Europe, operations include recycled containerboard mills in France and Morocco and 22 container plants in France, Italy, Spain, Turkey and Morocco. In Asia, operations include 10 container plants in China and one container plant in Thailand. The Company’s container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Consumer Packaging

The coated paperboard business produces high quality coated paperboard (SBS) for a variety of packaging and commercial printing end uses. Everest®, Fortress® and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets and direct mail and point-of-purchase advertising. International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.9 million tons. Mills producing coated board in Poland, Russia and China complement the Company’s U.S. capacity, uniquely positioning us to provide value-added, innovative products for global customers.

Shorewood Packaging Corporation utilizes emerging technologies in its 18 facilities worldwide to produce world-class packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals.

The Foodservice business offers cups, lids, food containers and plates through three domestic plants and four international facilities.

Distribution

Through xpedx, the Company’s North American merchant distribution business, the Company provides distribution services and products to a number of customer markets, supplying commercial printers with printing papers and graphic pre-press, printing presses and post-press equipment; the building services and away-from-home markets with facility supplies; and manufacturers with packaging supplies and equipment. For a growing number of customers, the Company exclusively provides distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 129 warehouse locations and 131 retail stores in the U.S., Mexico and Canada.

Forest Products

International Paper owns or manages approximately 200,000 acres of forestlands in the United States, mostly in the South. All lands are independently third-party certified under the operating standards of the Sustainable Forestry Initiative (SFITM). The Company’s remaining forestlands are managed as a portfolio to optimize the economic value to shareholders. Most of its portfolio represents properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

Specialty Businesses and Other

CHEMICALS: This business was sold in the first quarter of 2007.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s largest facilities include three paper mills located in Bratsk, Ust-Ilimsk and Koryazhma, Russia, with combined total pulp and paper capacity of over 2.5 million tons. Ilim controls timberland and forest areas exceeding 11.6 million acres (4.7 million hectares).

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

INDUSTRY SEGMENT RESULTS

Printing Papers

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated cut-size products, with changes in white-collar employment levels that affect the usage of copy and laser printer paper. Market pulp is further affected by changes in currency rates that can enhance or disadvantage producers in different geographic regions. Principal cost drivers include manufacturing efficiency, raw material and energy costs and freight costs.

PRINTING PAPERS net sales for 2008 increased 4% from 2007 and 2% from 2006. However, operating profits in 2008 were 44% lower than in 2007 and 5% higher than in 2006. Benefits from higher average sales price realizations ($344 million), a favorable mix of products sold ($54 million), improved manufacturing operations ($39 million) and other items ($11 million) were more than offset by higher raw material and energy costs ($374 million), higher freight costs ($76 million), and lower sales volumes and increased lack-of-order downtime ($103 million). Additionally, 2008 results included a charge for costs associated with the permanent shutdown of the Louisiana mill ($123 million), an impairment charge to reduce the carrying value of the fixed assets at the Inverurie, Scotland mill ($107 million) and a charge for costs associated with the shutdown of a paper machine at the Franklin mill ($30 million). The printing papers segment took 635,000 tons of downtime in 2008, largely in the fourth quarter, including 305,000 tons of lack-of-order downtime to align production with customer demand. This compared with 325,000 tons of total downtime in 2007 of which 30,000 tons related to lack-of-orders.

Printing Papers
In millions	2008	2007	2006
Sales	$6,810	$6,530	$6,700
Operating Profit	474	839	453

NORTH AMERICAN PRINTING PAPERS net sales in 2008 were $3.4 billion compared with $3.5 billion in 2007 and $4.4 billion in 2006 ($3.5 billion excluding the Coated and Supercalendered Papers business which was sold in the third quarter of 2006). Sales volumes decreased in 2008 versus 2007, partially due to reduced production capacity resulting from the conversion of the Louisiana mill to 100% pulp production in June 2008 and the conversion of the uncoated freesheet machine at the Pensacola mill to linerboard production in the summer of 2007. Average sales price realizations increased significantly, reflecting benefits from price increases announced throughout 2008. Operating earnings of $405 million in 2008 decreased from $415 million in 2007, but were higher than the $367 million earned in 2006 ($312 million excluding the Coated and Supercalendered Papers business). Benefits from improved average sales price realizations were offset by the effects of higher input costs for wood, energy and chemicals and higher freight costs. Mill operating costs were favorable compared with the prior year, due primarily to the conversions of the higher-cost paper machines at the Louisiana and Pensacola mills and lower mill overhead spending and operating improvements. Planned maintenance downtime costs were lower in 2008 than in 2007, but lack-of-order downtime increased to 135,000 tons in 2008 from 25,000 tons in 2007. In addition, 2008 earnings included a $30 million charge for costs associated with the shutdown of a paper machine at the Franklin mill.

Sales volumes for the first quarter of 2009 are expected to decrease slightly from 2008 fourth-quarter levels. Profit margins are expected to begin the quarter slightly above fourth-quarter levels, although margins later in the quarter may be affected by continued weak market demand. Planned maintenance outage costs should be lower, as should raw material costs for wood and energy. Lack-of-order downtime in the first quarter of 2009 is projected to be somewhat above fourth-quarter 2008 levels.

BRAZILIAN PAPERS net sales for 2008 of $950 million were higher than the $850 million in 2007 and the $495 million in 2006. Compared with 2007, average sales price realizations improved significantly in both domestic and export markets. Sales volumes increased for both paper and pulp. Operating profits for 2008 of $186 million were up from $174 million in 2007 and $98 million in 2006. Margins were favorably affected by a favorable mix of higher-margin domestic sales, but this benefit was partially offset by higher costs for planned mill maintenance downtime. Input costs increased significantly, principally for electricity and natural gas. Earnings toward the end of 2008 benefited from favorable foreign exchange factors, reflecting the 20% devaluation of the Brazilian Real in the third quarter.

Entering 2009, sales volumes for uncoated freesheet paper in the first quarter are expected to be seasonally lower. Profit margins are expected to be solid but below fourth-quarter levels reflecting seasonal factors, a less favorable product mix and increased input costs for electricity and chemicals.

EUROPEAN PAPERS net sales in 2008 were $1.7 billion compared with $1.5 billion in 2007 and $1.3 billion in 2006. Sales volumes in 2008 were higher than in 2007 reflecting pulp sales from our new BCTMP facility in Svetogorsk. Average sales price realizations increased significantly in 2008 in both Eastern and Western European markets. Operating profits were $39 million in 2008 compared with $171 million in 2007 and a loss of $45 million in 2006 that included a $128 million charge to reduce the carrying value of the Saillat, France mill. Earnings in 2008 included a $107 million charge to reduce the carrying value of the fixed assets at the Inverurie, Scotland mill to their estimated realizable value. Higher input costs for wood, energy and freight more than offset the benefits from higher net sales, lower planned mill maintenance outage costs and favorable manu-

facturing costs. Earnings in 2008 were also adversely affected by unfavorable foreign exchange movements.

Looking ahead to 2009, first-quarter sales volumes are expected to be stronger in Russia, reflecting increased sales into Western Europe, and seasonally higher in Western Europe. Profit margins are expected to be slightly below 2008 fourth-quarter levels. Input costs are expected to increase, particularly for energy costs in Poland where electricity rates are increasing 33%, and for chemicals. Planned maintenance outage costs will be slightly higher than in the 2008 fourth quarter.

ASIAN PRINTING PAPERS net sales were approximately $20 million in both 2008 and 2007, compared with $15 million in 2006. Operating earnings decreased slightly in 2008 compared with 2007, but were close to breakeven in all periods.

U.S. MARKET PULP sales in 2008 totaled $750 million compared with $655 million in 2007 and $510 million in 2006. Sales volumes in 2008 were up from 2007 levels despite a decline in the fourth quarter, reflecting the conversion of the Bastrop, Louisiana mill to 100% pulp in June and the conversion of the Riegelwood pulp dryer and finishing equipment to manufacture higher margin fluff versus market pulp. Average sales price realizations improved significantly in 2008, principally reflecting higher average prices earlier in the year for softwood, hardwood and fluff pulp. Operating earnings in 2008 were a loss of $156 million, including a charge of $123 million for costs associated with the permanent shutdown of the Louisiana mill, compared with earnings of $78 million in 2007 and $33 million in 2006. The benefits from higher average sales price realizations were more than offset by increased input costs for wood, energy and chemicals and higher freight costs. Mill operating costs were also higher reflecting the increased production at the Louisiana mill. Planned maintenance downtime costs were also higher year-over-year, and weak markets in the last four months of the year resulted in 135,000 tons of additional lack-of-order downtime for 2008 compared with 2007.

In the first quarter of 2009, market demand is expected to remain weak. As a result, prices for both market and fluff pulp may continue to be low. Costs will increase as a result of planned mill maintenance outages, but input costs for wood and energy and for freight should be lower.

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

INDUSTRIAL PACKAGING net sales for 2008 increased 47% to $7.7 billion compared with $5.2 billion in 2007, and 56% compared with $4.9 billion in 2006. Operating profits in 2008 were 4% higher than in 2007 and 41% higher than in 2006. Despite significant market-related downtime, total year-over-year shipments were higher due to the inclusion of the Weyerhaeuser CBPR business acquired in the 2008 third quarter. This net increase ($51 million), improved price realizations ($228 million) and a more favorable mix of products sold ($19 million) were partially offset by the effects of higher raw material and freight costs ($235 million) and higher other costs ($2 million). Additionally, costs related to the conversion of the paper machine at Pensacola to production of lightweight linerboard were lower in 2008 ($39 million). Operating earnings in 2008 also included a $39 million charge related to the write-up of the CBPR inventory to fair value and charges for integration costs associated with the CBPR acquisition ($45 million). The year-over-year impact of the costs associated with the second-quarter 2008 Vicksburg recovery boiler explosion, net of insurance proceeds, was negligible. The segment took 1.1 million tons of downtime in 2008 which included 700,000 tons of market-related downtime compared with 165,000 tons of downtime in 2007 which included 16,000 tons of market-related downtime.

Industrial Packaging
In millions	2008	2007	2006
Sales	$7,690	$5,245	$4,925
Operating Profit	390	374	277

NORTH AMERICAN INDUSTRIAL PACKAGING net sales for 2008 were $6.2 billion, compared with $3.9 billion in 2007 and $3.7 billion in 2006. Operating profits in 2008 were $322 million, up from $305 million in 2007 and $242 million in 2006. Sales and profits for 2008 include the operating results of the Weyerhaeuser CBPR business from the August 4, 2008 acquisition date. Operating profits also reflect charges of $39 million related to the write-up of CBPR inventory to fair value and $45 million of CBPR integration costs.

Excluding the effect of the CBPR acquisition, containerboard and box shipments were lower in 2008 compared with 2007 reflecting the economic downturn in the fourth quarter. Average sales price realizations were significantly higher than in 2007 benefiting from sales price increases implemented in late 2007 and during 2008; however, the benefit of these higher sales prices was more than offset by higher average input costs for wood, energy and chemicals. Freight costs also increased significantly year-over-year. Manufacturing performance was strong, and costs associated with planned mill maintenance outages were lower. Lack-of-order downtime totaled 700,000 tons in 2008 including 355,000 tons at CBPR facilities. Fourth-quarter 2008 results included approximately $33 million of income related to the final insurance settlement for the Vicksburg mill recovery boiler explosion. Operating results for 2007 included $52 million of costs incurred to convert the paper machine at the Pensacola mill to the production of lightweight linerboard, with an additional $13 million recorded in 2008.

Looking ahead to the first quarter of 2009, sales volumes for containerboard and boxes are expected to remain at about fourth-quarter levels, while profit margins should be comparable to fourth-quarter levels. Planned mill maintenance outage costs should be higher in the first quarter of 2009 than in the fourth quarter of 2008. Manufacturing operating costs are expected to be significantly lower, principally for the box plants.

EUROPEAN INDUSTRIAL PACKAGING net sales for 2008 were $1.2 billion, up from $1.1 billion in 2007 and $1.0 billion in 2006. Sales volumes declined primarily due to weaker markets for industrial products throughout Europe. Operating profits in 2008 were $64 million compared with $67 million in 2007 and $37 million in 2006. Earnings for the box business increased from the prior year with significant gains in France, Italy and Spain. Sales margins improved reflecting strong average sales prices for boxes, lower costs for kraft and recycled containerboard and the effects of waste reduction and box redesign initiatives. Conversion costs were unfavorable as inflationary cost increases more than offset the benefits of manufacturing improvement programs. Earnings from our joint venture in Turkey were lower than in 2007 primarily due to weak general economic conditions.

Entering the first quarter of 2009, sales volumes should be seasonally stronger as the winter fruit and vegetable season continues, but industrial markets are expected to remain weak. Profit margins are expected to decline slightly reflecting some pressure on box prices and lower recycled board prices at the Etienne mill.

ASIAN INDUSTRIAL PACKAGING net sales for 2008 were $350 million compared with $265 million in 2007 and $180 million in 2006. Operating profits totaled $4 million in 2008 compared with $2 million in 2007 and a loss of $2 million in 2006.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

CONSUMER PACKAGING net sales increased 6% compared with 2007 and 19% compared with 2006. Operating profits declined 85% from 2007 and 82% from 2006 levels. Benefits from improved average sales price realizations ($93 million), higher sales volumes for U.S., European and Asian coated paperboard ($8 million), and a favorable mix of products sold ($19 million), were more than offset by higher raw material and energy costs ($153 million), increased freight costs ($20 million), unfavorable mill operations ($14 million), lower sales volumes for U.S. converting businesses ($5 million) and other items ($4 million). Additionally, 2008 included $30 million of costs associated with the reorganization of the Shorewood business compared with $11 million of reorganization charges in 2007.

Consumer Packaging
In millions	2008	2007	2006
Sales	$3,195	$3,015	$2,685
Operating Profit	17	112	93

NORTH AMERICAN CONSUMER PACKAGING net sales were $2.5 billion in 2008 compared with $2.4 billion in both 2007 and 2006. Operating earnings of $8 million in 2008 decreased from $70 million in 2007 and $64 million in 2006.

Coated paperboard sales volumes were essentially flat in 2008 compared with 2007. Average sales price realizations improved substantially in 2008; although these benefits were more than offset by higher raw material and freight costs. However, in the third and fourth quarters, a number of large customer contracts were renegotiated to allow more timely future price adjustments to reflect changes in costs. Planned maintenance downtime expenses in 2008 were about flat compared with 2007, while manufacturing operating costs were unfavorable.

Foodservice sales volumes were higher in 2008 than in 2007. Average sales prices were also higher reflecting the realization of price increases implemented to recover raw material cost increases. Raw material costs for bleached board and polystyrene were significantly higher than in 2007. Manufacturing costs improved, reflecting increased productivity and reduced waste.

Shorewood sales volumes in 2008 declined from 2007 levels due to weak demand in tobacco, consumer products and display markets, partially offset by improvements in the home entertainment segment. Sales margins improved from 2007 reflecting a more favorable mix of products sold. Raw material costs were higher in 2008 primarily for bleached board, but operating costs were flat. Charges to restructure operations were $19 million higher in 2008.

Entering 2009, coated paperboard sales volumes in the first quarter are expected to be lower as downtime is taken to match production with customer demand. Average sales price realizations are expected to improve as 2008 pricing actions are realized. Earnings should benefit from fewer planned mill maintenance outages compared with the 2008 fourth quarter. Overall raw material costs for wood, polyethylene and energy are expected to be about flat. Foodservice sales volumes are expected to improve slightly and average sales price realizations should be higher. Raw material costs, particularly for resins, should be significantly lower. Shorewood sales volumes for the first quarter 2009 are expected to seasonally decline, but this negative impact should be partially offset by benefits from cost improvements associated with prior-year restructuring actions.

EUROPEAN CONSUMER PACKAGING net sales in 2008 were $300 million compared with $280 million in 2007 and $230 million in 2006. Sales volumes in 2008 were higher than in 2007 as demand in domestic markets strengthened during the first three quarters of 2008. Average sales price realizations also improved in 2008, primarily due to increased sales prices in European domestic markets. Operating earnings in 2008 of $22 million declined from $30 million in 2007 and $31 million in 2006. The additional contribution from higher net sales was more than offset by higher input costs for wood and energy, higher freight costs and unfavorable changes in foreign exchange rates.

Entering 2009, sales volumes for the first quarter should be comparable to the fourth quarter while average sales price realizations are expected to soften. Input costs are expected to increase, primarily for electricity costs at the Kwidzyn, Poland mill and for chemicals. These factors should be somewhat offset by a favorable currency exchange rate movement in Poland.

ASIAN CONSUMER PACKAGING net sales were $390 million in 2008 compared with $330 million in 2007 and $50 million in 2006, reflecting the acquisition of a 50% ownership interest in International Paper & Sun Cartonboard Co., Ltd. during the fourth quarter of 2006. Operating earnings in 2008 were a loss of $13 million compared with earnings of $12 million in 2007 and a loss of $2 million in 2006. The loss in 2008 was primarily due to a $12 million charge to revalue pulp inventories at our Shandong International Paper and Sun Coated Paperboard Co., Ltd. joint venture and start-up costs associated with the joint venture’s new folding box board paper machine.

Distribution

Our Distribution business, represented by our xpedx business, markets a diverse array of products and supply chain services to customers in many business segments. Customer demand is generally sensitive to changes in general economic conditions, although the commercial printing segment is also dependent on corporate advertising and promotional spending. Distribution’s margins and earnings are relatively stable across an operating cycle. Providing customers with the best choice and value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2008	2007	2006
Sales	$7,970	$7,320	$6,785
Operating Profit	103	108	97

DISTRIBUTION’S 2008 annual sales increased 9% from 2007 and 17% from 2006 while operating profits in 2008 decreased 5% compared with 2007 and increased 6% compared with 2006.

Annual sales of printing papers and graphic arts supplies and equipment totaled $5.2 billion in 2008 compared with $4.7 billion in 2007 and $4.3 billion in 2006, reflecting a full year of contributions from the Central Lewmar business acquired in August 2007 and increased focus on publication and catalog markets. Mill direct sales were up 17% from 2007 and 38% from 2006, while sales from stock were down 4% from 2007 and about unchanged from 2006. Trade margins for printing papers decreased from 2007 and 2006 reflecting an increase in lower-margin direct sales.

Revenue from packaging products was $1.6 billion in 2008 compared with $1.5 billion for both 2007 and 2006. Trade margins for packaging products remained relatively even compared with the past two years. Facility supplies annual revenue was $1.1 billion in both 2008 and 2007 and $1.0 billion in 2006, principally reflecting increased sales volumes.

Total xpedx operating profit was $103 million in 2008 compared with $108 million in 2007 and $97 million in 2006, primarily reflecting lower demand for stock sales.

Looking ahead to the first quarter 2009, sales volumes are expected to be lower reflecting seasonal declines and the weaker current economic conditions. xpedx will continue to focus on efficiency and productivity initiatives to mitigate the effect of the demand decline.

Forest Products

Forest Products currently manages approximately 200,000 acres of forestlands in the United States. Operating results are driven by the timing and pricing of specific forestland tract sales. The decline in sales reflects the significant decline in forestland acreage since 2006. Future operations will continue to be driven by pricing and demand for forestland and real estate sales.

Forest Products
In millions	2008	2007	2006
Sales	$200	$485	$765
Operating Profit	409	458	631

Sales in 2008 decreased 59% from 2007 and 74% from 2006. Operating profits were down 11% from 2007 and 35% from 2006. As part of the Company’s 2006 Transformation Plan, 5.6 million acres of forestland were sold in 2006, primarily in the fourth quarter, resulting in a significant decline in forestland acreage. The Company intends to focus future operations on maximizing the value from the sale of its remaining forestland and real estate properties.

Operating profits in 2008 included $261 million from the sale of 13,000 net acres of subsurface mineral rights in Louisiana. Profits from stumpage sales and recreational income were $31 million in 2008, compared with $25 million in 2007 and $222 million in 2006, reflecting the significant reduction in forestland acreage. Profits from forestland and real estate sales were $144 million in 2008 compared with $469 million in 2007 and $571 million in 2006. Operating expenses decreased to $27 million from $36 million in 2007 and $162 million in 2006, reflecting the reduced level of operations.

Looking forward to 2009, the amount and timing of operating earnings will reflect the periodic sales of remaining acreage and can be expected to vary from quarter to quarter.

Specialty Businesses and Other

The Specialty Businesses and Other segment principally included the operating results of the Arizona Chemical business as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007.

Specialty Businesses and Other
In millions	2008	2007	2006
Sales	$–	$135	$935
Operating Profit	–	6	53

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the twelve months ended December 31, 2008 includes the Company’s 50% share of Ilim’s operating results for the period from acquisition through September 30, 2008, together with the results of other small equity investments, under the caption Equity earnings, net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings for Ilim, net of taxes of $54 million in 2008. Earnings included a $4 million after-tax foreign exchange gain on the remeasurement of U.S. dollar-denominated debt, a $3 million after-tax charge to write off a share repurchase option, and a one-time $6 million after-tax charge reflecting the write-up of finished goods and work-in-process inventory to fair value as of the acquisition date. In August 2008, Ilim sold its 56% investment in the Saint Petersburg Cartonboard and Printing Mill (KPK) for $238 million. No gain or loss was realized by the Company on the sale of KPK because the fair value assigned to that business by the Company at the acquisition date was equal to the sales proceeds.

Sales volumes for the joint venture were strong during the 12-month period, but declined slightly in August and September as demand weakened and the sale of the KPK facility was realized. Export sales to China during the period totaled over 900,000 tons. Pulp and paper prices trended lower in the latter half of the year in both domestic and export sales reflecting weakening general economic conditions. Input costs for wood, chemicals and energy increased gradually throughout the period. Declining volumes and supply chain improvements contributed to lower distribution costs. The Company received a $67 million cash dividend from the joint venture in December 2008.

For Ilim’s 2008 fourth quarter to be reported in the Company’s 2009 first quarter, both sales volumes and sales price realizations are expected to be affected by weak global economic conditions. Production downtime may be taken as a result of weakening demand. In addition, a foreign exchange loss on U.S. dollar-denominated debt is expected due to the strengthening of the U.S. dollar versus the Russian Ruble.

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

Financing activities in 2008 focused on the issuance of debt for the acquisition of the Weyerhaeuser CBPR business and the subsequent repayments beginning in the 2008 fourth quarter. The Company intends to continue to strengthen its balance sheet through further debt repayments during 2009.

Cash Provided by Operations

Cash provided by continuing operations totaled $2.7 billion in 2008 compared with $1.9 billion for 2007 and $1.0 billion for 2006, which was net of a $1.0 billion voluntary cash pension plan contribution made in the fourth quarter of 2006.

The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, decreased by $135 million in 2008 versus 2007. This compares with an increase of $123 million for 2007 over 2006, excluding the pension contribution in 2006. However, changes in working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, contributed $317 million of cash in 2008, compared with a $539 million use of cash in 2007 and a $354 million use in 2006.

Investment Activities

Investment activities in 2008 included expenditures totaling $6.1 billion for acquisitions, primarily the purchase of the CBPR business, and a $21 million increase in the Company’s 50% equity interest in Ilim Holding S.A. in Russia, and the receipt of $14 million of additional cash proceeds from divestitures.

Capital spending for continuing operations was $1.0 billion in 2008, or 74% of depreciation and amortization, compared with $1.3 billion, or 119% of depreciation and amortization in 2007, and $1.0 billion, or 87% of depreciation and amortization in 2006.

The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2008, 2007 and 2006.

In millions	2008	2007	2006
Printing Papers	$383	$556	$523
Industrial Packaging	282	405	257
Consumer Packaging	287	276	130
Distribution	9	6	6
Forest Products	2	22	72
Subtotal	963	1,265	988
Corporate and other	39	23	21
Total from continuing operations	$1,002	$1,288	$1,009

We currently expect capital expenditures in 2009 to be about $700 million, or 43% of depreciation and amortization.

Acquisitions

On August 4, 2008, International Paper completed the acquisition of the assets of Weyerhaeuser Company’s Containerboard, Packaging and Recycling (CBPR) business for approximately $6 billion in cash, subject to post-closing adjustments. In June 2008, the Company had issued $3 billion of unsecured senior notes in anticipation of the acquisition. The remainder of the purchase price was financed through borrowings under a $2.5 billion bank term loan, $0.4 billion of borrowings under a receivables securitization program and existing cash balances. The CBPR operating results are included in International Paper’s North American Industrial Packaging business from the date of acquisition.

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a large privately held paper and packaging distributor in the United States, for $189 million. Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition.

On July 31, 2007, International Paper purchased the remaining shares of Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco for approximately $40 million. In October 2005, the Company had acquired approximately 65% of CMCP for approximately $80 million in cash plus assumed debt of approximately $40 million. The Moroccan packaging company is now wholly owned by International Paper and fully managed as part of the Company’s European Container business.

In May 2006, the Company purchased the remaining 25% third-party interest in International Paper Distribution Limited for $21 million. The financial position and results of operations of this acquisition have been consolidated in International Paper’s financial statements from its date of acquisition in 2005.

Exchanges

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations, including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in the 2007 first quarter of a pre-tax gain of $205 million ($159 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

Joint Ventures

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable, and contributed an additional $21 million in 2008. A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture intends to invest, when market and financing conditions are appropriate, approximately $1.5 billion in Ilim’s three mills over approximately five years, with the funding generated through cash from operations and additional borrowings by the joint venture. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development.

International Paper is accounting for its investment in Ilim using the equity method of accounting. Due to the complex structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s results of operations on a one-quarter lag basis. The Company’s investment in Ilim is included in the caption Investments in the accompanying consolidated balance sheet.

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd.

joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, the Shandong International Paper & Sun Coated Paperboard Co., Ltd, for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine that was completed and began operations in the third quarter of 2008.

Financing Activities

2008: Financing activities during 2008 included debt issuances of $6.0 billion and retirements of $696 million, for a net issuance of $5.3 billion.

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments starting in the fourth quarter of 2008 and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the loan. Also in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. As of December 31, 2008, all of the borrowings under the receivables securitization program were repaid.

The above funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August 2008.

In the third quarter of 2008, International Paper repaid $125 million of the $2.5 billion long-term debt and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

Also in the third quarter, the Company entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing under the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward-starting interest rate swaps are being accounted for as cash flow hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate of future interest payments related to any borrowing under the bank credit agreement. In the fourth quarter of 2008, the Company terminated $550 million of these floating-to-fixed interest rate swap agreements resulting in a loss of approximately $17 million recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheet (see Note 14).

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018, and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and are being amortized over the terms of the respective notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements, with a notional amount of $1 billion and maturities in 2014 and 2018, to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133. In 2008, International Paper terminated $1.8 billion of interest rate swap agreements designated as fair value hedges, including some of the above fixed-to-floating interest rate swaps, resulting in a gain of $127 million. This gain was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet to be amortized over the life of the related debt obligations through June 2018 (see Note 13).

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2008, International Paper had interest rate swaps with a total notional amount of $1.4 billion and maturities ranging from one to eight years. During 2008, existing swaps decreased the weighted average cost of debt from 6.41% to an effective rate of 6.07%. The inclusion of the offsetting interest income from short-term investments further reduced this effective rate to 5.21%.

Other financing activities during 2008 included a net issuance of approximately 2.4 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million.

2007: Financing activities during 2007 included debt issuances of $78 million and retirements of $875 million, for a net reduction of $797 million.

In December 2007, International Paper repurchased $96 million of 6.65% notes with an original maturity date of December 2037. Other reductions in the fourth quarter of 2007 included the repayment of $147 million of maturing 6.5% debentures, and the payment of $42 million for various environmental and industrial development bonds with coupon rates ranging from 4.25% to 5.75% that also matured within the quarter.

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

At December 31, 2007, International Paper had interest rate swaps with a total notional amount of $1.7 billion and maturities ranging from one to nine years. During 2007, existing swaps increased the weighted average cost of debt from 6.51% to an effective rate of 6.62%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 4.36%.

Other financing activity in 2007 included the repurchase of 33.6 million shares of International Paper common stock for approximately $1.2 billion, and a net issuance of 5.2 million shares under various incentive plans, including stock option exercises that generated $128 million of cash.

2006: Financing activities during 2006 included debt issuances of $223 million and retirements of $5.4 billion, for a net debt reduction of $5.2 billion.

In December 2006, International Paper used proceeds of $2.2 billion from its 2006 Transformation Plan forestland sales to retire notes with interest rates ranging from 3.8% to 10.0% and original maturities from 2008 to 2029. Also in the fourth quarter of 2006, Luxembourg repaid $343 million of long-term debt with an interest rate of LIBOR plus 40 basis points and a maturity date in November 2010.

In August 2006, International Paper used approximately $320 million of cash to repay its maturing 5.375% euro-denominated notes that were designated as a hedge of euro functional currency net investments. Other debt activity in the third quarter included the repayment of $143 million of 7.875% notes and $96 million of 7% debentures, all maturing within the quarter.

In June 2006, International Paper paid approximately $1.2 billion to repurchase substantially all of its zero-coupon convertible debentures at a price equal to their accreted principal value plus interest, using proceeds from divestitures and $730 million of third-party commercial paper issued under the Company’s receivables securitization program. At December 31, 2006, International Paper had repaid all of its commercial paper borrowed under its receivables securitization program.

In February 2006, International Paper repurchased $195 million of 6.4% debentures with an original maturity date of February 2026. Other reductions in the first quarter of 2006 included early payment of approximately $495 million of notes with coupon rates ranging from 4.0% to 8.875% and original maturities from 2007 to 2029.

At December 31, 2006, International Paper had interest rate swaps with a total notional amount of $2.2 billion and maturities ranging from one to ten years. In 2006, these swaps increased the weighted average cost of debt from 6.05% to an effective rate of 6.18%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 4.95%.

Other financing activity in 2006 included the repurchase of 39.7 million shares of International Paper common stock for approximately $1.4 billion, and a net issuance of 2.8 million shares under various incentive plans, including stock option exercises that generated $32 million of cash.

Off-Balance Sheet Variable Interest Entities

During 2006 in connection with the sale of approximately 5.6 million acres of forestlands under the Company’s 2006 Transformation Plan, the Company exchanged installment notes totaling approximately

$4.8 billion and approximately $400 million of International Paper promissory notes for interests in entities formed to monetize the notes. International Paper determined that it was not the primary beneficiary of these entities, and therefore should not consolidate these entities. During 2006, these entities acquired an additional $4.8 billion of International Paper debt securities for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by these entities at December 31, 2006. Since International Paper has, and intends to affect, a legal right to offset its obligations under these debt instruments with its investments in the entities, International Paper has offset $5.1 billion of interest in the entities against $5.1 billion of International Paper debt obligations held by the entities as of December 31, 2008.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from sales of forestlands in 2002 and 2001.

See Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of these transactions.

Liquidity and Capital Resources Outlook for 2009

Capital Expenditures and Long-Term Debt

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2009 through current cash balances and cash from operations, supplemented as required by its various existing credit facilities.

At December 31, 2008, International Paper had approximately $1.1 billion in cash and $2.5 billion of committed bank credit agreements, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. These agreements include a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 that has a facility fee of 0.10% payable quarterly, and a receivables securitization program that provides up to $1.0 billion of committed commercial paper-based financings based on eligible receivable balances that expires in October 2009 and has a facility fee of

0.10%. At December 31, 2008, there were no borrowings under either the bank credit agreements or receivables securitization program. On January 23, 2009, the Company amended the receivables securitization program to extend the maturity date from October 2009 to January 2010. The amended agreement has a facility fee of 0.75% payable quarterly. The Company also intends to expand the coverage of its securitization program during 2009 to include some of its receivables in Europe.

International Paper has approximately $1.6 billion of debt and notes payable obligations maturing in 2009. In January 2009, the Company used approximately $362 million of cash to repay its maturing 4.25% notes. Other debt obligations maturing in 2009 include 500 million of euro-denominated debt (equivalent to $696 million at December 31, 2008) that matures in August 2009. International Paper is currently negotiating the refinancing of this euro-denominated debt.

The Company was in compliance with all its debt covenants at December 31, 2008. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total-debt-to-capital ratio of less than 60%. At December 31, 2008, International Paper’s net worth, as defined, was $11.2 billion, and the total-debt-to-capital ratio was 51.9%. Net worth is defined in the covenants as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes other comprehensive income. The total-debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth.

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

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2008, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by S&P and Moody’s, respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2008, were as follows:

In millions	2009	2010	2011	2012	2013	Thereafter
Maturities of long-term debt (a)	$828	$1,344	$1,389	$967	$1,504	$6,042
Debt obligations with right of offset (b)	–	511	42	–	–	5,098
Lease obligations	174	147	124	106	86	139
Purchase obligations (c)	2,570	630	585	575	530	4,030
Total (d)	$3,572	$2,632	$2,140	$1,648	$2,120	$15,309

(a)

Total debt includes scheduled principal payments only. The 2009 debt maturities reflects the reclassification of $796 million of Notes payable and current maturities of long-term debt, including the 500 million of euro-denominated debt, to Long-term debt based on International Paper’s intent and ability to renew or convert these obligations, as evidenced by the Company’s available bank credit agreements.

(b)

Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to affect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2008, International Paper has offset approximately $5.7 billion of interests in the entities against this $5.7 billion of debt obligations held by the entities (see Note 8 in the accompanying consolidated financial statements).

(c)	Includes $2.9 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales.
(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $331 million.

Pension Obligations and Funding

At December 31, 2008, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. Generally Accepted Accounting Principles was approximately $3.2 billion higher than the fair value of plan assets. Approximately $2.9 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. At this time, we do not expect that the finalization of the funded status as of December 31, 2008 will require the Company to make contributions to its plans in 2009. The timing and amount of contributions in 2010 and beyond, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets, changes in interest rates and the possible impact of other funding relief proposals that may be adopted by Congress.

Alternative Fuel Credits

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. During the fourth quarter of 2008, the Company filed to be registered as an alternative fuel mixer, and in January 2009 received notification that the registration was approved. The Company continues to accumulate information to file for refunds for eligible periods, generally subsequent to November 2008.

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

CONTINGENT LIABILITIES Accruals for contingent liabilities, including legal and environmental matters,

are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Additionally, as discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, reserves for projected future claims settlements relating to exterior siding and roofing products previously manufactured by the Company’s former Masonite business require judgments regarding projections of future costs per claim. International Paper utilizes a third party consultant to assist in developing these estimates. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. International Paper determines these estimates after a detailed evaluation of each site.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL An impairment of a long-lived asset exists when the asset group’s carrying amount cannot be recovered through future operations and exceeds its fair value. An impairment charge is then recorded to reduce the carrying amount to fair value. Assessments of possible impairments of long-lived assets are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. A goodwill impairment exists when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Testing for possible impairment of goodwill is required annually, and on an interim basis if an event occurs or circumstances change that, more likely than not, would reduce the fair value of a reporting unit below its carrying amount. The amount and timing of these impairment charges require the estimation of future reporting unit cash flows, cost-of-capital discount rates and the fair market value of the related business unit assets and liabilities.

PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS The charges recorded for pension and other postretirement benefit obligations are determined annually in conjunction with International Paper’s consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.

INCOME TAXES International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, a liability is recorded based upon the expected most likely outcome taking into consideration the technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.

While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

SIGNIFICANT ACCOUNTING ESTIMATES

GOODWILL IMPAIRMENT ANALYSIS Under the provisions of Statement of Financial Accounting Standards No. 142, the testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of the Company’s reporting units is compared with their carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge.

The impairment analysis requires a number of judgments by management. In calculating the estimated fair value of its reporting units in step one, the Company uses the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost-of-capital discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates, and cost and pricing trends for each reporting unit. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s market price per share on the analysis date.

During 2008, as in prior years, the Company performed the required annual goodwill testing for impairment as of the beginning of the fourth quarter, resulting in a $59 million impairment charge to write off all goodwill for the Company’s European Coated Paperboard business. Subsequent to this testing date, the Company performed an interim test as of December 31, 2008 and recalculated the estimated fair value of its reporting units as of that date using updated future cash flow projections and higher cost-of-capital discount rates. Based on this testing, step two testing for possible impairment was required for the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business. Based on management’s preliminary estimates, an additional goodwill impairment charge of $379 million was recorded, representing all of the goodwill for the U.S. Coated Paperboard business, as this was management’s best estimate of the minimum impairment charge that will be required upon the completion of detailed step two analyses. In February 2009, based on additional work performed to date, management determined that it was probable that all of the $1.3 billion of recorded goodwill for the U.S. Printing Papers business would be impaired when testing is completed. Accordingly, an additional goodwill impairment charge of $1.3 billion was recorded as a charge to operating results for the year ended December 31, 2008. Due to the complexity of the businesses involved, it is expected that testing will be finalized for these businesses by the end of the first quarter of 2009.

PENSION AND POSTRETIREMENT BENEFIT ACCOUNTING The calculations of pension and postretirement benefit obligations and expenses require decisions about a number of key assumptions that can significantly affect liability and expense amounts, including the expected long-term rate of return on plan assets, the discount rate used to calculate plan liabilities, the projected rate of future compensation increases and health care cost trend rates.

Benefit obligations and fair values of plan assets as of December 31, 2008, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,960	$6,079
U.S. nonqualified pension	315	–
U.S. postretirement	596	–
Non-U.S. pension	168	115
Non-U.S. postretirement	19	–

The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2008	2007	2006
Discount rate	6.20%	5.75%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.25%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2008	2007
Health care cost trend rate assumed for next year	9.50%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash payments are then matched to this yield curve to develop the discount rate. The expected long-term rate of return on plan assets reflects projected returns for an investment mix determined upon completion of a detailed asset/liability study that meets the plans’ investment objectives.

Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2009 pension expense by approximately $19 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approx-

imately $29 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $2 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2008	(23.6)%	2003	26.0%
2007	9.6%	2002	(6.7)%
2006	14.9%	2001	(2.4)%
2005	11.7%	2000	(1.4)%
2004	14.1%	1999	21.4%

SFAS No. 87, “Employers’ Accounting for Pensions,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost for the U.S. pension plans over the next fiscal year are $176 million and $29 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2008	2007	2006	2005	2004
Pension expense
U.S. plans (non-cash)	$123	$210	$377	$243	$111
Non-U.S. plans	4	5	17	15	15
Postretirement expense
U.S. plans	28	15	7	20	53
Non-U.S. plans	3	8	3	3	2
Net expense	$158	$238	$404	$281	$181

The decrease in 2008 U.S. pension expense principally reflects an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial losses. The decrease in 2007 U.S. pension expense principally reflects lower amortization of unrecognized actuarial losses, an increase in the assumed discount rate to 5.75% in 2007 from 5.50% in 2006, the earnings on the $1.0 billion contribution made to the plan during the fourth quarter of 2006, and a decrease in active participants due to divestitures.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2008, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2010 (a)	2009 (a)
Pension expense
U.S. plans (non-cash)	$317	$245
Non-U.S. plans	9	8
Postretirement expense
U.S. plans	39	39
Non-U.S. plans	3	2
Net expense	$368	$294

(a) Based on 12/31/08 assumptions.

The Company estimates that it will record net pension expense of approximately $245 million for its U.S. defined benefit plans in 2009, with the increase from expense of $123 million in 2008 principally reflecting the additional employees of the CBPR business acquired in 2008, a lower return on asset assumption of 8.25% in 2009 from 8.50% in 2008, higher amortization of actuarial losses and a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008. Net postretirement benefit costs in 2009 will increase primarily as a result of the expiration of prior service cost amortization credits from plan amendments made in prior years.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2008 totaled approximately $6.1 billion, consisting of approximately 39% equity securities, 39% debt securities, and 22% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects to have no obligation to fund its domestic qualified plan in 2009 and made no contributions in 2008. The Company continually reassesses the amount and timing of any discretionary contributions. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $24 million for the year ended December 31, 2008.

ACCOUNTING FOR STOCK OPTIONS. International Paper adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” to account for stock options in the first quarter of 2006 using the modified prospective method. Under this method, expense for stock options is recorded over the related service period based on the grant-date fair market value.

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

At December 31, 2008, 25.1 million options were outstanding with exercise prices ranging from $29.31 to $66.69 per share. At December 31, 2007, 28.0 million options were outstanding with exercise prices ranging from $29.31 to $66.81 per share.

INCOME TAXES

The Company’s effective income tax rates, before minority interest, equity earnings and discontinued operations, were (14)%, 25% and 59% for 2008, 2007 and 2006, respectively. These effective tax rates include the tax effects of certain special and unusual items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special or unusual items may provide a better estimate of the rate that might be expected in future years if no additional special or unusual items were to occur in those years. Excluding these special and unusual items, the effective income tax rate for 2008 was 31.5% of pre-tax earnings compared with 30% in 2007 and 29% in 2006. The increases in the rate in 2008 and 2007 reflect a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2009 effective income tax rate will be approximately 32-33% based on expected earnings and business conditions; however, tax incentives included in the recently enacted American Recovery and Reinvestment Act of 2009 could significantly reduce that tax rate.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods.

ASSET TRANSFERS, VARIABLE INTEREST ENTITIES, AND QUALIFYING SPECIAL PURPOSE ENTITIES: In December 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 140-4 and FIN 46(R)-8, which require public companies to provide additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special purpose entities. The disclosures required by this FSP must be provided in financial statements for the first reporting period ending after December 15, 2008 (calendar year 2008). The Company included the requirements of this FSP in the preparation of the accompanying financial statements.

ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP’s effective date. The Company has no convertible debt instruments that may be settled in cash upon conversion.

INTANGIBLE ASSETS: In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008. The Company is currently evaluating the provisions of this FSP.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB

Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit- risk-related contingent features in derivative agreements. Statement No. 161 is effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company intends to provide these disclosures beginning in the first quarter of 2009.

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

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS: In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective prospectively for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will apply the provisions of this standard in the first quarter of 2009, and does not anticipate this will have a material effect on its consolidated financial statements.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement was effective January 1, 2008. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS: In December 2008, the FASB issued FSP FAS 132(R)-1 which amends Statement No. 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this FSP must be provided in financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company is currently evaluating the provisions of the FSP.

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

FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued SFAS No. 157, “Fair Value

Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 14). In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 is effective upon issuance. The Company considered the guidance provided by this FSP in the preparation of the accompanying financial statements. The Company is currently evaluating the effects of the remaining provisions of SFAS No. 157.

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

LEGAL PROCEEDINGS

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $27 million was spent in 2008 as planned for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $45 million in 2009 for similar capital projects. The capital forecast for 2009 reflects increased spending at recently acquired facilities ($8 million) and completion of significant international environmental improvement projects ($24 million).

Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental expenditures is approximately $36 million for 2010 and approximately $22 million for

2011. The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future requirements to our expenditure forecast.

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances using presently available information, International Paper believes that its liability is not likely to be significant at 50 such sites, and that its liability at 50 other sites is likely to be significant but not material to International Paper’s consolidated financial statements. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these 100 matters is approximately $44 million.

In addition to the above proceedings, other remediation costs, typically associated with the cleanup of hazardous substances at International Paper current or former facilities, and recorded as liabilities in the balance sheet, totaled approximately $49 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements.

As of January 31, 2009, there were no other pending judicial proceedings brought by government authorities against International Paper for alleged violations of applicable environmental laws or regulations.

Climate Change Regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations, there have been a range of international, national and sub-national regulations proposed or implemented focusing on greenhouse gas reduction. These actual or proposed regulations do or will apply in countries where we currently have, or may in the future have, manufacturing facilities or investments.

In the United States, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Also, the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA , that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs or other potential regulations. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the United States. We expect that we will not be disproportionately affected by these measures compared with owners of comparable properties in the United States.

The European Union, under the Kyoto Protocol, has committed to greenhouse gas reductions. We believe that these measures will not have a material effect on our European operations in 2009, although they may have a material effect in the future. We expect that we will not be disproportionately affected by these measures compared with owners of comparable properties in the European Union.

The framework of the Kyoto Protocol does not apply to “underdeveloped nations.” Brazil and China, two countries where we have operations, are considered underdeveloped nations by the Kyoto Protocol. Although not subject to the Kyoto Protocol, Brazil and China may adopt greenhouse gas regulation in the future that may have a material effect on our operations in these countries.

Regulation of greenhouse gases continues to evolve in all countries in which we do business. While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to estimate either a timetable for the implementation of any new regulations or our costs of compliance.

Other Legal Matters

The Company is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property, intellectual property, environmental permits, taxes, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on its consolidated financial statements.

EFFECT OF INFLATION

While inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, have an impact on the Company’s operating results, changes in general inflation have had minimal impact on our operating results in each of the last three years. Sales prices and volumes are more strongly influenced by economic supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

FOREIGN CURRENCY EFFECTS

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Brazilian real, the Polish zloty and the Russian ruble.

MARKET RISK

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and industrial companies and limit exposure to any one issuer. Our investments in marketable securities at December 31, 2008 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2008 and 2007, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $6.4 billion and $3.4 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $366 million and $150 million at December 31, 2008 and 2007, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2008 and 2007 was approximately a $75 million liability and a $5 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $18 million and $19 million at December 31, 2008 and 2007, respectively.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2008 and 2007, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $2 million asset and a $111 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $105 million and $91 million at December 31, 2008 and 2007, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 45 and 46, and under Item 8. Financial Statements and Supplementary Data in Note 14 of the Notes to Consolidated Financial Statements on pages 82 through 85.

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

External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

The Company also has a 50% equity interest in Ilim Holding S.A. in Russia that is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $54 million for Ilim in 2008.

INFORMATION BY INDUSTRY SEGMENT

NET SALES

In millions	2008	2007	2006
Printing Papers	$6,810	$6,530	$6,700
Industrial Packaging	7,690	5,245	4,925
Consumer Packaging	3,195	3,015	2,685
Distribution	7,970	7,320	6,785
Forest Products	200	485	765
Specialty Businesses and Other (a)	–	135	935
Corporate and Intersegment Sales	(1,036)	(840)	(800)
Net sales	$24,829	$21,890	$21,995

OPERATING PROFIT

In millions	2008	2007	2006
Printing Papers	$474	$839	$453
Industrial Packaging	390	374	277
Consumer Packaging	17	112	93
Distribution	103	108	97
Forest Products	409	458	631
Specialty Businesses and Other (a)	–	6	53
Operating Profit	1,393	1,897	1,604
Interest expense, net	(492)	(297)	(521)
Minority interest / equity earnings adjustment (b)	(2)	19	8
Corporate items, net	(103)	(206)	(276)
Restructuring and other charges	(179)	(95)	(300)
Insurance recoveries	–	–	19
Gain on sale of forestlands	6	9	4,788
Impairments of goodwill	(1,777)	–	(759)
Net gains (losses) on sales and impairments of businesses	1	327	(1,381)
Reversals of reserves no longer required	–	–	6
Earnings (Loss) From Continuing Operations Before Income Taxes, Equity Earnings and Minority Interest	$(1,153)	$1,654	$3,188

RESTRUCTURING AND OTHER CHARGES

In millions	2008	2007	2006
Printing Papers	$153	$41	$54
Industrial Packaging	8	56	7
Consumer Packaging	30	–	9
Distribution	–	–	10
Forest Products	–	1	15
Specialty Businesses and Other (a)	–	–	–
Corporate	179	(3)	205
Restructuring and Other Charges	$370	$95	$300

ASSETS

In millions	2008	2007	2006
Printing Papers	$7,396	$8,650	$7,699
Industrial Packaging	10,212	4,486	4,244
Consumer Packaging	3,333	3,285	2,840
Distribution	1,881	1,875	1,596
Forest Products	903	984	274
Specialty Businesses and Other (a)	8	12	498
Corporate and other (c)	3,180	4,867	6,883
Assets	$26,913	$24,159	$24,034

CAPITAL SPENDING

In millions	2008	2007	2006
Printing Papers	$383	$556	$523
Industrial Packaging	282	405	257
Consumer Packaging	287	276	130
Distribution	9	6	6
Forest Products	2	22	72
Subtotal	963	1,265	988
Corporate and other	39	23	21
Total from Continuing Operations	$1,002	$1,288	$1,009

DEPRECIATION AND AMORTIZATION (d)

In millions	2008	2007	2006
Printing Papers	$517	$470	$484
Industrial Packaging	452	240	233
Consumer Packaging	218	211	228
Distribution	17	18	18
Forest Products	7	10	45
Specialty Businesses and Other (a)	–	–	24
Corporate	136	137	126
Depreciation and Amortization	$1,347	$1,086	$1,158

EXTERNAL SALES BY MAJOR PRODUCT

In millions	2008	2007	2006
Printing Papers	$6,407	$6,216	$6,060
Industrial Packaging	7,465	5,240	5,111
Consumer Packaging	2,982	2,659	2,638
Distribution	7,928	7,286	6,743
Forest Products	47	354	676
Other (e)	–	135	767
Net Sales	$24,829	$21,890	$21,995

INFORMATION BY GEOGRAPHIC AREA

NET SALES (f)

In millions	2008	2007	2006
United States (g)	$19,501	$17,096	$17,811
Europe	3,177	2,986	3,030
Pacific Rim	827	678	308
Americas, other than U.S.	1,324	1,130	846
Net Sales	$24,829	$21,890	$21,995

LONG-LIVED ASSETS (h)

In millions	2008	2007	2006
United States	$11,336	$6,905	$6,837
Europe	1,215	1,540	1,481
Pacific Rim	386	244	214
Americas, other than U.S.	1,599	1,981	574
Corporate	260	241	146
Long-Lived Assets	$14,796	$10,911	$9,252

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
(b)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax minority interest for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes, equity earnings and minority interest.

(c)	Includes corporate assets and assets of businesses held for sale.
(d)	Includes cost of timber harvested.
(e)	Includes sales of products not included in our major product lines.
(f)	Net sales are attributed to countries based on location of seller.
(g)	Export sales to unaffiliated customers were $1.6 billion in 2008, $1.5 billion in 2007 and $1.4 billion in 2006.
(h)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

In August 2008, the Company completed the acquisition of the Containerboard, Packaging and Recycling Business (CBPR) from Weyerhaeuser Company. Due to the timing of this acquisition, we have excluded CBPR from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2008, CBPR net sales and assets represented approximately 8% of total net sales and 22% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 52.

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2008, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIM S. NICHOLLS

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 4 and 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Memphis, Tennessee

February 25, 2009

REPORT OF DELOITTE & TOUCHE LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Containerboard, Packaging, and Recycling business which was acquired on August 4, 2008 and whose financial statements constitute approximately 8% of total net sales and 22% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the Containerboard, Packaging, and Recycling business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

Memphis, Tennessee

February 25, 2009

International Paper

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2008	2007	2006
NET SALES	$24,829	$21,890	$21,995
COSTS AND EXPENSES
Cost of products sold	18,742	16,060	16,248
Selling and administrative expenses	1,947	1,831	1,848
Depreciation, amortization and cost of timber harvested	1,347	1,086	1,158
Distribution expenses	1,286	1,034	1,075
Taxes other than payroll and income taxes	182	169	215
Gain on sale of mineral rights	(261)	–	–
Restructuring and other charges	370	95	300
Insurance recoveries	–	–	(19)
Gain on sale of forestlands (Note 7)	(6)	(9)	(4,788)
Impairments of goodwill (Note 9)	1,777	–	759
Net losses (gains) on sales and impairments of businesses	106	(327)	1,496
Reversals of reserves no longer required, net	–	–	(6)
Interest expense, net	492	297	521
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY EARNINGS AND MINORITY INTEREST	(1,153)	1,654	3,188
Income tax provision	162	415	1,889
Equity earnings, net of taxes	49	–	–
Minority interest expense, net of taxes	3	24	17
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(1,269)	1,215	1,282
Discontinued operations, net of taxes and minority interest	(13)	(47)	(232)
NET EARNINGS (LOSS)	$(1,282)	$1,168	$1,050
BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(3.02)	$2.83	$2.69
Discontinued operations, net of taxes and minority interest	(0.03)	(0.11)	(0.48)
Net earnings (loss)	$(3.05)	$2.72	$2.21
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(3.02)	$2.81	$2.65
Discontinued operations, net of taxes and minority interest	(0.03)	(0.11)	(0.47)
Net earnings (loss)	$(3.05)	$2.70	$2.18

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2008	2007
ASSETS
Current Assets
Cash and temporary investments	$1,144	$905
Accounts and notes receivable, less allowances of $121 in 2008 and $95 in 2007	3,288	3,152
Inventories	2,495	2,071
Deferred income tax assets	261	213
Other current assets	172	394
Total Current Assets	7,360	6,735
Plants, Properties and Equipment, net	14,202	10,141
Forestlands	594	770
Investments	1,274	1,276
Goodwill	2,027	3,650
Deferred Charges and Other Assets	1,456	1,587
Total Assets	$26,913	$24,159
LIABILITIES AND COMMON SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$828	$267
Accounts payable	2,119	2,145
Accrued payroll and benefits	445	400
Other accrued liabilities	1,363	1,030
Total Current Liabilities	4,755	3,842
Long-Term Debt	11,246	6,353
Deferred Income Taxes	1,957	2,919
Pension Benefit Obligation	3,260	317
Postretirement and Postemployment Benefit Obligation	663	709
Other Liabilities	631	1,119
Minority Interest	232	228
Commitments and Contingent Liabilities (Note 11)
Common Shareholders’ Equity
Common stock $1 par value, 2008-433.6 shares and 2007-493.6 shares	434	494
Paid-in capital	5,845	6,755
Retained earnings	1,430	4,375
Accumulated other comprehensive loss	(3,322)	(471)
	4,387	11,153
Less: Common stock held in treasury, at cost, 2008-6.1 shares and 2007-68.4 shares	218	2,481
Total Common Shareholders’ Equity	4,169	8,672
Total Liabilities and Common Shareholders’ Equity	$26,913	$24,159

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2008	2007	2006
OPERATING ACTIVITIES
Net earnings (loss)	$(1,282)	$1,168	$1,050
Discontinued operations, net of taxes and minority interest	13	47	232
Earnings (loss) from continuing operations	(1,269)	1,215	1,282
Depreciation, amortization, and cost of timber harvested	1,347	1,086	1,158
Deferred income tax (benefit) provision, net	(81)	232	1,619
Restructuring and other charges	370	95	300
Insurance recoveries	–	–	(19)
Payments related to restructuring and legal reserves	(87)	(78)	(79)
Reversals of reserves no longer required, net	–	–	(6)
Periodic pension expense, net	123	210	377
Net losses (gains) on sales and impairments of businesses	106	(327)	1,496
Equity earnings, net	(49)	–	–
Gain on sale of forestlands	(3)	(9)	(4,788)
Impairments of goodwill	1,777	–	759
Other, net	118	63	265
Voluntary pension plan contribution	–	–	(1,000)
Changes in current assets and liabilities
Accounts and notes receivable	451	(141)	(39)
Inventories	48	(82)	(43)
Accounts payable and accrued liabilities	(317)	(212)	(140)
Interest payable	(31)	122	(62)
Other	166	(226)	(70)
Cash provided by operations – continuing operations	2,669	1,948	1,010
Cash (used for) provided by operations – discontinued operations	–	(61)	213
Cash Provided by Operations	2,669	1,887	1,223
INVESTMENT ACTIVITIES
Invested in capital projects
Continuing operations	(1,002)	(1,288)	(1,009)
Businesses sold or held for sale	–	(4)	(64)
Acquisitions, net of cash acquired	(6,086)	(239)	(103)
Proceeds from divestitures	14	1,675	1,833
Equity investment in Ilim	(21)	(578)	–
Proceeds from sale of forestlands	–	–	1,635
Cash deposit for asset exchange	–	–	(1,137)
Other	(102)	–	(48)
Cash (used for) provided by investment activities – continuing operations	(7,197)	(434)	1,107
Cash used for investment activities – discontinued operations	–	(12)	(73)
Cash (Used for) Provided by Investment Activities	(7,197)	(446)	1,034
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(47)	(1,224)	(1,433)
Issuance of common stock	1	128	32
Issuance of debt	6,024	78	223
Reduction of debt	(696)	(875)	(5,391)
Issuance of debt in connection with Timber Note Monetization (Note 8)	–	–	4,850
Change in book overdrafts	(36)	77	10
Dividends paid	(428)	(436)	(485)
Other	41	–	(131)
Cash provided by (used for) financing activities – continuing operations	4,859	(2,252)	(2,325)
Cash provided by financing activities – discontinued operations	–	–	21
Cash Provided by (Used for) Financing Activities	4,859	(2,252)	(2,304)
Effect of Exchange Rate Changes on Cash – Continuing Operations	(92)	92	29
Effect of Exchange Rate Changes on Cash – Discontinued Operations	–	–	1
Change in Cash and Temporary Investments	239	(719)	(17)
Cash and Temporary Investments
Beginning of the period	905	1,624	1,641
End of the period	$1,144	$905	$1,624

The accompanying notes are an integral part of these financial statements.

International Paper

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS’ EQUITY

In millions, except shares in thousands and per share amounts	Common Stock Issued		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Common Shareholders’ Equity
	Shares	Amount					Shares	Amount
BALANCE, JANUARY 1, 2006	490,501	$491	$6,627	$3,172	$(1,935)		112	$4	$8,351
Issuance of stock for various plans, net	2,839	2	108	–	–		46	1	109
Repurchase of stock	–	–	–	–	–		39,686	1,433	(1,433)
Cash dividends – Common stock ($1.00 per share)	–	–	–	(485)	–		–	–	(485)
Comprehensive income (loss):
Net earnings	–	–	–	1,050	–		–	–	1,050
Minimum pension liability adjustment:
U.S. plans (less tax of $309)	–	–	–	–	496		–	–	496
Non-U.S. plans (less tax of $6)	–	–	–	–	15		–	–	15
Change in cumulative foreign currency translation adjustment (less tax of $11)	–	–	–	–	220		–	–	220
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $0)	–	–	–	–	2		–	–	2
Less: Reclassification adjustment for gains included in net earnings (less tax of $0)	–	–	–	–	(12)		–	–	(12)

Total comprehensive income									1,771
Adoption of SFAS No. 158 (less tax of $309) (Note 4)	–	–	–	–	(350)		–	–	(350)
BALANCE, DECEMBER 31, 2006	493,340	493	6,735	3,737	(1,564)		39,844	1,438	7,963
Issuance of stock for various plans, net	216	1	20	–	–		(4,991)	(181)	202
Repurchase of stock	–	–	–	–	–		33,583	1,224	(1,224)
Cash dividends – Common stock ($1.00 per share)	–	–	–	(436)	–		–	–	(436)
Comprehensive income (loss):
Net earnings	–	–	–	1,168	–		–	–	1,168
Pension and postretirement divestitures, amortization of prior service costs and net loss:
U.S. plans (less tax of $72)	–	–	–	–	98		–	–	98
Pension and postretirement liability adjustments: U.S. plans (less tax of $228) Non-U.S. plans (less tax of $7)	– –	– –	– –	– –	367 26		– –	– –	367 26
Change in cumulative foreign currency translation adjustment (less tax of $0)	–	–	–	–	591		–	–	591
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $5)	–	–	–	–	33		–	–	33
Less: Reclassification adjustment for gains included in net earnings (less tax of $3)	–	–	–	–	(22)		–	–	(22)

Total comprehensive income									2,261
Adoption of FIN 48 (Note 4)	–	–	–	(94)	–		–	–	(94)
BALANCE, DECEMBER 31, 2007	493,556	494	6,755	4,375	(471)		68,436	2,481	8,672
Issuance of stock for various plans, net	–	–	(34)	–	–		(3,840)	(143)	109
Repurchase of stock	–	–	–	–	–		1,462	47	(47)
Retirement of treasury stock	(60,000)	(60)	(876)	(1,231)	–		(60,000)	(2,167)	–
Cash dividends – Common stock ($1.00 per share)	–	–	–	(432)	–		–	–	(432)
Comprehensive income (loss):
Net earnings (loss)	–	–	–	(1,282)	–		–	–	(1,282)
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $58)	–	–	–	–	82		–	–	82
Pension and postretirement liability adjustments: U.S. plans (less tax of $1,128) Non-U.S. plans (less tax of $1)	– –	– –	– –	– –	(1,857 (26	) )	– –	– –	(1,857 (26	) )
Change in cumulative foreign currency translation adjustment (less tax of $0)	–	–	–	–	(889)		–	–	(889)
Net losses on cash flow hedging derivatives:
Net losses arising during the period (less tax of $61)	–	–	–	–	(106)		–	–	(106)
Less: Reclassification adjustment for gains included in net earnings (less tax of $16)	–	–	–	–	(55)		–	–	(55)

Total comprehensive income (loss)									(4,133)
BALANCE, DECEMBER 31, 2008	433,556	$434	$5,845	$1,430	$(3,322)		6,058	$218	$4,169

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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ earnings totaled $49 million, $1 million and $12 million in 2008, 2007 and 2006, respectively.

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

FORESTLANDS

At December 31, 2008, International Paper and its subsidiaries owned or managed about 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

As discussed in Note 7, during 2006 in conjunction with the Company’s 2006 Transformation Plan, approximately 5.6 million acres of forestlands in the United States were sold under various agreements for proceeds totaling approximately $6.6 billion of cash and notes.

GOODWILL

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment, while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to reporting units. Annual testing for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim testing performed when management believes that it is more likely than not, that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost of capital for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required (see Note 9).

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

INCOME TAXES

International Paper uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are remeasured to reflect new tax rates in the periods rate changes are enacted.

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

STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” International Paper records costs resulting from all stock-based compensation transactions in the financial statements. The amount of compensation cost recorded is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. See Note 18 for a further discussion of stock-based compensation plans.

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

In connection with potential future closures or redesigns of certain production facilities, it is possible that the Company may be required to take steps to remove certain materials from these facilities. Applicable regulations and standards provide that the removal of certain materials would only be required if the facility were to be demolished or underwent major renovations. At this time, any such obligations have an indeterminate settlement date, and the Company believes that adequate information does not exist to apply an expected-present-value technique to estimate any such potential obligations. Accordingly, the Company does not record a liability for such remediation until a decision is made that allows reasonable estimation of the timing of such remediation.

TRANSLATION OF FINANCIAL STATEMENTS

Balance sheets of international operations are translated into U.S. dollars at year-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive loss.

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

A reconciliation of the amounts included in the computation of basic earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions except per share amounts	2008	2007	2006
Earnings (loss) from continuing operations	$(1,269)	$1,215	$1,282
Effect of dilutive securities (a)	–	–	13
Earnings (loss) from continuing operations - assuming dilution	$(1,269)	$1,215	$1,295
Average common shares outstanding	421.0	428.9	476.1
Effect of dilutive securities restricted performance share plan (a)	–	3.7	3.0
Stock options (b)	–	0.4	0.2
Contingently convertible debt	–	–	9.4
Average common shares outstanding - assuming dilution	421.0	433.0	488.7
Basic earnings (loss) per common share from continuing operations	$(3.02)	$2.83	$2.69
Diluted earnings (loss) per common share from continuing operations	$(3.02)	$2.81	$2.65

(a)	Securities are not included in the table in periods when antidilutive.
(b)

Options to purchase 25.1 million, 17.5 million and 30.1 million shares for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2008, 2007 and 2006 is presented on pages 47 and 48. Effective January 1, 2008, the Company changed its method of allocating corporate overhead expenses to its business segments to increase the expense amounts allocated to these businesses in reports reviewed by its chief executive officer to facilitate performance comparisons with other companies. Accordingly, the Company has revised its presentation of industry segment operating profit to reflect this change in allocation method, and has adjusted all comparative prior period information on this basis, reducing reported industry segment operating profits for the two years ended December 31, 2007 and 2006, by $526 million and $470 million, respectively, with no effect on reported net income.

NOTE 4 RECENT ACCOUNTING DEVELOPMENTS

ASSET TRANSFERS, VARIABLE INTEREST ENTITIES AND QUALIFYING SPECIAL PURPOSE ENTITIES:

In December 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 140-4 and FIN 46(R)-8, which requires public companies to provide additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special purpose entities. The disclosures required by this FSP must be provided in financial statements for the first reporting period ending after December 15, 2008 (calendar year 2008). The Company included the requirements of this FSP in the preparation of the accompanying financial statements.

ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES:

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP’s effective date. The Company has no convertible debt instruments that may be settled in cash upon conversion.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company intends to provide these disclosures beginning in the first quarter of 2009.

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

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS:

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributed to the parent and to the noncontrolling interest. This statement will be effective pro-

spectively for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company will apply the provisions of this standard in the first quarter of 2009, and does not anticipate this will have a material effect on its consolidated financial statements.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This statement was effective January 1, 2008. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS:

In December 2008, the FASB issued FSP FAS 132(R)-1 which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this FSP must be provided in financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company is currently evaluating the provisions of the FSP.

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

FAIR VALUE MEASUREMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets. In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 14). In October 2008, FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 is effective upon issuance. The Company considered the guidance provided by this FSP in the preparation of the accompanying financial statements. The Company is currently evaluating the effects of the remaining provisions of SFAS No. 157.

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

NOTE 5 ACQUISITIONS, EXCHANGES AND JOINT VENTURES

ACQUISITIONS:

2008: On August 4, 2008, International Paper completed the acquisition of the assets of Weyerhaeuser Company’s Containerboard, Packaging and Recycling (CBPR) business for approximately $6 bil-

lion in cash, subject to post-closing adjustments. In June 2008, the Company had issued $3 billion of unsecured senior notes in anticipation of the acquisition. The remainder of the purchase price was financed though borrowings under a $2.5 billion bank term loan, $0.4 billion of borrowings under a receivables securitization program and existing cash balances. The CBPR operating results are included in International Paper’s North American Industrial Packaging business from the date of acquisition.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities acquired at December 31, 2008. The final allocation is expected to be completed during the first half of 2009.

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	655
Inventory	566
Other current assets	15
Plants, properties and equipment, net	4,947
Goodwill	306
Other intangible assets	65
Deferred charges and other assets	56
Total assets acquired	6,612
Accounts payable and accrued liabilities	450
Deferred income taxes	9
Other liabilities	84
Total liabilities assumed	543
Net assets acquired	$6,069

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:
Tradenames	$8	4 – 12 years
Patented technology	15	4 – 12 years
Proprietary software	16	4 – 5 years
Power agreements	20	1 – 7 years
Water rights	6	Indefinite
Total	$65

In connection with the preliminary purchase price allocation, inventories were written up by approximately $39 million before taxes ($24 million after taxes) to their estimated fair value. As the related inventories were sold during the 2008 third quarter, this amount was included in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the 2008 third and fourth quarters included $45 million in charges before taxes ($28 million after taxes) for integration costs associated with the acquisition.

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

During the first quarter of 2008, the Company finalized the allocation of the purchase price to the fair value of the assets and liabilities acquired as follows:

In millions
Accounts receivable, net	$116
Inventory	31
Other current assets	7
Plants, properties and equipment, net	2
Goodwill	81
Deferred tax asset	2
Other intangible assets	33
Total assets acquired	272
Other current liabilities	79
Other liabilities	4
Total liabilities assumed	83
Net assets acquired	$189

The identifiable intangible assets acquired in connection with the Central Lewmar acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Customer lists	$18	13 years
Non-compete covenants	7	5 years
Tradenames	8	15 years
Total	$33

Central Lewmar’s financial position and results of operations have been included in International Paper’s consolidated financial statements since its acquisition on August 24, 2007.

On July 31, 2007, International Paper purchased the remaining shares of Compagnie Marocaine des Cartons et des Papiers (CMCP) in Morocco for approximately $40 million. In October 2005, the

Company had acquired approximately 65% of CMCP for approximately $80 million in cash plus assumed debt of approximately $40 million. The Moroccan packaging company is now wholly owned by International Paper and managed as part of the Company’s European Container business.

The identifiable intangible assets acquired in connection with both of the CMCP acquisitions included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Trademarks and tradenames	$2	3 years
Customer lists	22	23 years
Total	$24

EXCHANGES:

On February 1, 2007, the Company completed the non-cash exchange of certain pulp and paper assets in Brazil with Votorantim Celulose e Papel S.A. (VCP) that had been announced in the fourth quarter of 2006. The Company exchanged its in-progress pulp mill project and certain forestland operations, including approximately 100,000 hectares of surrounding forestlands in Tres Lagoas, Brazil, for VCP’s Luiz Antonio uncoated paper and pulp mill and approximately 55,000 hectares of forestlands in the state of Sao Paulo, Brazil. The exchange improved the Company’s competitive position by adding a globally cost-competitive paper mill, thereby expanding the Company’s uncoated freesheet capacity in Latin America and providing additional growth opportunities in the region. The exchange was accounted for based on the fair value of assets exchanged, resulting in the recognition in 2007 of a pre-tax gain of $205 million ($159 million after taxes) representing the difference between the fair value and book value of the assets exchanged. This gain is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

The following table summarizes the allocation of the fair value of the assets exchanged to the assets and liabilities acquired.

In millions
Accounts receivable, net	$55
Inventory	19
Other current assets	40
Plants, properties and equipment, net	582
Forestlands	434
Goodwill	521
Other intangible assets	154
Other long-term assets	9
Total assets acquired	1,814
Other current liabilities	18
Deferred income taxes	270
Other liabilities	6
Total liabilities assumed	294
Net assets acquired	$1,520

Identifiable intangible assets included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Non-competition agreement	$10	2 years
Customer lists	144	10 – 20 years
Total	$154

The following unaudited pro forma information for the years ended December 31, 2008, 2007 and 2006 presents the results of operations of International Paper as if the CBPR and Central Lewmar acquisitions, and the Luiz Antonio asset exchange, had occurred on January 1, 2006. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2006, nor is it necessarily indicative of future results.

In millions, except per share amounts	2008	2007	2006
Net sales	$27,920	$27,489	$27,923
Earnings (loss) from continuing operations	(1,348)	1,083	1,218
Net earnings (loss)	(1,361)	1,052	986
Earnings (loss) from continuing operations per common share	(3.20)	2.50	2.49
Net earnings (loss) per common share	(3.23)	2.43	2.02

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

JOINT VENTURES:

On October 5, 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable (see Note 13), and contributed an additional $21 million in 2008. The Company’s investment in Ilim totaled approximately $660 million at December 31, 2008, which is approximately $350 million higher than the Company’s share of the underlying net assets of Ilim. Based on current estimates, approximately $270 million of this basis difference, principally related to the estimated fair value write-up of Ilim plant, property and equipment, is being amortized as a reduction of reported net income over the estimated remaining useful lives of the related assets. Approximately $84 million of the difference represents estimated goodwill.

A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development. Due to the recent economic downturn, this capital expansion strategy will likely be initiated when market conditions improve.

International Paper is accounting for its investment in Ilim using the equity method of accounting. Due to the complex structure of Ilim’s operations, and the extended time required for Ilim to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company is reporting its share of Ilim’s results of operations on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 2008 includes the Company’s share of Ilim’s operating results for the twelve months ended September 30, 2008 under the caption Equity earnings, net of taxes.

In October and November 2006, International Paper paid approximately $82 million for a 50% interest in the International Paper & Sun Cartonboard Co., Ltd. joint venture that currently operates two coated paperboard machines in Yanzhou City, China. In December 2006, a 50% interest was acquired in a second joint venture, the Shandong International Paper & Sun Coated Paperboard Co., Ltd, for approximately $28 million. This joint venture was formed to construct a third coated paperboard machine that was completed and began operations in the third quarter of 2008. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of acquisition in 2006. The operating results of these ventures did not have a material effect on the Company’s consolidated results of operations in 2008, 2007 or 2006.

NOTE 6 RESTRUCTURING, BUSINESS IMPROVEMENT AND OTHER CHARGES

This footnote discusses restructuring, business improvement and other charges recorded for each of the three years included in the period ended December 31, 2008. It includes a summary of activity for each year, a rollforward associated with severance and other cash costs arising in each year, and tables presenting details of the 2008, 2007 and 2006 organizational restructuring programs.

2008: During 2008, total restructuring and other charges of $370 million before taxes ($227 million after taxes) were recorded. These charges included:

•	a $123 million charge before taxes ($75 million after taxes) related to the shutdown of the Company’s Bastrop, Louisiana mill,

•	a $30 million charge before taxes ($18 million after taxes) related to the shutdown of a paper machine at the Company’s Franklin, Virginia mill,

•

a $53 million charge before taxes ($32 million after taxes) related to a 2008 initiative to reduce its overhead cost structure and reduce its global salaried workforce by approximately 1,000 to 1,500 employees by the end of 2009,

•

a $53 million charge before taxes ($33 million after taxes) to write-off all supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition,

•	a $75 million charge before taxes ($47 million after taxes) for adjustments of legal reserves (see Note 11),

•	a $30 million charge before taxes ($19 million after taxes) related to the restructuring of the Company’s Shorewood operations in Canada,

•	a pre-tax charge of $8 million ($5 million after taxes) for closure costs associated with the Ace Packaging business, and

•	a $2 million credit before taxes ($2 million credit after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan.

The following table presents a detail of the $370 million restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$–		$–		$–		$153	(a)	$153
Industrial Packaging	–		–		–		8	(b)	8
Consumer Packaging	5	(c)	13	(c)	8	(c)	4	(c)	30
Corporate	37		–		89		53		179
Total	$42		$13		$97		$218		$370

(a)

Includes $71 million of accelerated depreciation charges, $32 million of severance charges, $11 million of environmental expenses, and $9 million of other charges related to the shutdown of the Bastrop, Louisiana mill, and $23 million of accelerated depreciation charges, $6 million of severance charges, and $1 million of other charges related to the shutdown of a paper machine at the Franklin, Virginia mill.

(b)	Includes $2 million of severance charges, $2 million of accelerated depreciation charges and $4 million of other charges related to the closure of the Ace Packaging business.
(c)	Includes $22 million of severance charges, $7 million of accelerated depreciation charges and $1 million of other charges related to the reorganization of the Company’s Shorewood operations.

Included in the $370 million of organizational restructuring and other charges is $38 million of severance charges and $15 million of related benefits related to the Company’s 2008 overhead cost reduction initiative.

The following table presents a roll forward of the severance and other costs for approximately 1,675 employees included in the 2008 restructuring charges:

In millions	Severance and Other
Opening balance (first quarter 2008)	$7
Additions (second quarter 2008)	11
Additions (third quarter 2008)	5
Additions (fourth quarter 2008)	97
2008 activity
Cash charges	(24)
Balance, December 31, 2008	$96

As of December 31, 2008, 448 employees had left the Company under these programs.

2007: During 2007, total restructuring and other charges of $95 million before taxes ($59 million after taxes) were recorded. These charges included:

•	a $30 million charge before taxes ($19 million after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan,

•	a $27 million charge before taxes ($17 million after taxes) for the accelerated depreciation of long-lived assets being removed from service,

•	a $33 million charge before taxes ($21 million after taxes) for accelerated depreciation charges for the Terre Haute mill which was shut down as part of the 2006 Transformation Plan,

•	a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with the Terre Haute mill,

•	a $4 million charge before taxes ($2 million after taxes) related to the restructuring of the Company’s Brazil operations, and

•	a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity tax adjustment.

The following table presents a detail of the $95 million of restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$14	(a)	$12	(a)	$4		$11	(a)	$41
Industrial Packaging	–		12	(b)	37	(b)	7		56
Consumer Packaging	–		–		–		–		–
Forest Products	–		–		1		1		2
Distribution	–		–		–		–		–
Corporate	4		2		–		(10)		(4)
Total	$18		$26		$42		$9		$95

(a)	Includes $12 million, $11 million and $4 million in the 2007 first, second and fourth quarters, respectively, of accelerated depreciation charges related to equipment being removed from service.
(b)

Includes $6 million in the 2007 second quarter and $27 million in the 2007 third quarter of accelerated depreciation charges related to the closure of the Terre Haute, Indiana mill, and $10 million in the third quarter for Terre Haute environmental expenses.

Included in the $30 million of organizational restructuring and other charges is $18 million of severance charges for 449 employees related to the Company’s 2006 Transformation Plan. As of December 31, 2008, all 449 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2007 restructuring plans:

In millions	Severance and Other
Opening balance (first quarter 2007)	$6
Additions (second quarter 2007)	9
Additions (third quarter 2007)	4
Additions (fourth quarter 2007)	11
2007 activity
Cash charges	(23)
2008 activity
Cash charges	(7)
Balance, December 31, 2008	$–

2006: During 2006, total restructuring and other charges of $300 million before taxes ($184 million after taxes) were recorded. These charges included:

•	a $157 million charge before taxes ($95 million after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan,

•	a $165 million charge before taxes ($102 million after taxes) for early debt extinguishment costs,

•	a $97 million charge before taxes ($60 million after taxes) for litigation settlements and adjustments to legal reserves,

•	a pre-tax credit of $115 million ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and

•	a $4 million credit before taxes ($3 million after taxes) for other items.

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

The following table presents a detail of the $157 million corporate-wide organizational restructuring charge by business:

In millions	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$4	$26	(a,b)	$12	(b)	$12	(b)	$54
Industrial Packaging	1	2		–		4		7
Consumer Packaging	2	3		1		3		9
Forest Products	1	1		9		4		15
Distribution	3	2		1		4		10
Corporate	7	14		34	(c)	7		62
Total	$18	$48		$57		$34		$157

(a)	Includes $15 million of pension and postretirement curtailment charges and termination benefits.
(b)

Includes $7 million, $9 million and $11 million in the 2006 second, third and fourth quarters, respectively, of accelerated depreciation charges related to equipment to be taken out of service as a result of the 2006 Transformation Plan.

(c)	Includes $29 million of lease termination and relocation costs relating to the relocation of the Company’s corporate headquarters from Stamford, Connecticut to Memphis, Tennessee.

The following table presents the components of the organizational restructuring charge discussed above:

In millions	Asset Write-downs	Severance and Other	Total
Printing Papers	$27	$27	$54
Industrial Packaging	–	7	7
Consumer Packaging	–	9	9
Forest Products	–	15	15
Distribution	–	10	10
Corporate	5	57	62
Total	$32	$125	$157

The following table presents a roll forward of the severance and other costs included in the 2006 restructuring plans:

In millions	Severance and Other
Opening balance (first quarter 2006)	$18
Additions (second quarter 2006)	37
Additions (third quarter 2006)	47
Additions (fourth quarter 2006)	23
2006 Activity
Cash charges	(50)
Reclassifications:
Pension and postretirement curtailments and termination benefits	(19)
2007 Activity
Cash charges	(56)
Balance, December 31, 2007	$–

The severance charges recorded in 2006 related to 1,669 employees. As of December 31, 2008, all 1,669 employees had been terminated.

NOTE 7 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS:

2008: During the fourth quarter of 2008, the Company recorded pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued operations.

During the first quarter of 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment to the purchase price received by the Company for the sale of its Beverage Packaging business, and a $3 million charge before taxes ($2 million after taxes) for 2008 operating losses related to certain wood products facilities.

2007: During the fourth quarter of 2007, the Company recorded a pre-tax charge of $9 million ($6 million after taxes) and a pre-tax credit of $4 million ($3 million after taxes) relating to adjustments to estimated losses on the sales of its Beverage Packaging and Wood Products businesses, respectively. Additionally, during the fourth quarter, a $4 million pre-tax charge ($3 million after taxes) was recorded for additional taxes associated with the sale of the Company’s former Weldwood of Canada Limited business.

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

Also during the 2006 fourth quarter, the Company entered into separate agreements for the sale of 13 lumber mills for approximately $325 million, and five wood products plants for approximately $237 million, both subject to various adjustments at closing. Both sales were completed in March 2007.

Based on the fourth-quarter commitments to sell the Beverage Packaging and Wood Products businesses,

the Company determined that the accounting requirements under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as discontinued operations were met. Accordingly, net pre-tax charges of $18 million ($11 million after taxes) for the Beverage Packaging business and $104 million ($69 million after taxes) for the Wood Products business (including $58 million for pension and postretirement termination benefits) were recorded in the fourth quarter as discontinued operations charges to adjust the carrying value of these businesses to their estimated fair value less costs to sell.

Additionally during the fourth quarter, a $37 million pre-tax credit ($22 million after taxes) was recorded for refunds received from the Canadian government of duties paid by the Company’s former Weldwood of Canada Limited business and for other smaller items.

During the third quarter of 2006, management had determined there was a current expectation that, more likely than not, the Beverage Packaging and Wood Products businesses would be sold. Based on the resulting impairment testing, pre-tax impairment charges of $115 million ($82 million after taxes) and $165 million before and after taxes were recorded to reduce the carrying values of the net assets of the Beverage Packaging and Wood Products businesses, respectively, to their estimated fair values.

Also during the 2006 third quarter, International Paper completed the sale of its interests in a Beverage Packaging operation in Japan for a pre-tax gain of $12 million ($3 million after taxes), and the sale of its Brazilian Coated Papers business to Stora Enso Oyj for approximately $420 million. This business included a coated paper mill and lumber mill in Arapoti, Parana State, Brazil, as well as 50,000 hectares (approximately 124,000 acres) of forestlands in Parana. As the Company determined that the accounting requirements under SFAS No. 144 for reporting this business as a discontinued operation were met, the resulting $100 million pre-tax gain ($79 million after taxes) was recorded as a gain on sale of a discontinued operation.

During the first quarter of 2006, the Company determined that the accounting requirements under SFAS No. 144 for reporting the Kraft Papers business as a discontinued operation were met. A $100 million pre-tax charge ($61 million after taxes) was recorded to reduce the carrying value of the net assets of this business to their estimated fair value. During the 2006 second quarter, the Company signed a definitive agreement to sell this business for approx-

imately $155 million in cash, subject to certain closing and post-closing adjustments, and two additional payments totaling up to $60 million payable five years from the date of closing, contingent upon business performance. A $16 million pre-tax charge ($11 million after taxes) was recorded during the second quarter to further reduce the carrying value of the assets of the Kraft Papers business based on the terms of this definitive agreement. The sale of this business was subsequently completed on January 2, 2007.

Revenues, earnings (loss) and earnings (loss) per share related to the Beverage Packaging, Wood Products, Brazilian Coated Papers, Kraft Papers and Weldwood of Canada Limited businesses for 2007 and 2006 were as follows:

In millions, except per share amounts	2007	2006
Revenues	$394	$2,191
Loss from discontinued operations
(Loss) earnings from operations	$(19)	$136
Income tax benefit (expense)	8	(51)
(Loss) earnings from operations, net of taxes	(11)	85
Loss on sales and impairments	(4)	(406)
Income tax (expense) benefit	(32)	89
Loss on sales and impairments, net of taxes	(36)	(317)
Loss from discontinued operations, net of taxes	$(47)	$(232)
(Loss) earnings per common share from discontinued operations - assuming dilution
(Loss) earnings from operations	$(0.03)	$0.19
Loss on sales and impairments	(0.08)	(0.66)
Loss per common share from discontinued operations, net of taxes and minority interest - assuming dilution	$(0.11)	$(0.47)

FORESTLANDS:

2008: During the second and third quarters of 2008, a pre-tax gain totaling $6 million ($4 million after taxes) was recorded to adjust reserves related to the 2006 Transformation Plan forestland sales.

2007: During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

2006: During 2006, in connection with the previously announced Transformation Plan, the Company completed sales totaling approximately 5.6 million acres of forestlands for proceeds of approximately

$6.6 billion, including $1.8 billion in cash and $4.8 billion of installment notes supported by irrevocable letters of credit (see Note 8). Additionally, the Company entered into fiber supply agreements with certain purchasers of these forestlands providing for the future delivery of pulpwood to specified Company facilities at market prices at time of delivery (see Note 11). The first of these transactions completed in the second quarter of 2006 included approximately 76,000 acres sold for cash proceeds of $97 million, resulting in a pre-tax gain of $62 million. During the third quarter, 476,000 acres of forestlands were sold for $401 million, including $265 million in cash and $136 million of installment notes, resulting in a pre-tax gain of $304 million. Finally, in the fourth quarter, the Company completed sales of 5.1 million acres of forestlands for $6.1 billion, including $1.4 billion in cash and $4.7 billion in installment notes, resulting in pre-tax gains totaling $4.4 billion. These transactions represent a permanent reduction in the Company’s forestland asset base and are not a part of the normal, ongoing operations of the Forest Resources business. Thus, the net gains resulting from these sales are separately presented in the accompanying consolidated statement of operations under the caption Gain on sale of forestlands.

OTHER DIVESTITURES AND IMPAIRMENTS:

2008: During the third quarter of 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie, Scotland mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Papers industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations. In February 2009, a decision was made to close the mill by the end of March 2009.

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

The net 2008 pre-tax losses totaling $106 million discussed above are included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

The net 2007 pre-tax gains totaling $122 million discussed above are included, along with the $205 million gain on the exchange for the Luiz Antonio mill in Brazil (see Note 5), in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

During the first quarter of 2006, a pre-tax charge of $1.3 billion was recorded to write down the assets of the Company’s Coated and Supercalendered Papers business to their estimated fair value, as management had committed to a plan to sell this business. In addition, other pre-tax charges totaling $3 million ($2 million after taxes) were recorded to adjust estimated losses of certain smaller operations that were held for sale.

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

The net 2006 pre-tax losses totaling approximately $1.5 billion ($1.4 billion after taxes) discussed above are included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 8 VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

VARIABLE INTEREST ENTITIES:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion (a noncash adjustment to net earnings included in operating activities in the consolidated statement of cash flows under the caption Gains on sale of forestlands). The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the 2006 fourth quarter, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities (a $4.8 billion noncash investing activity). Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor (a $600 million noncash investing activity, and a $200 million cash financing activity included in the consolidated statement of cash flows in the caption Issuance of debt). As a result, at December 31, 2006, Interna-

tional Paper held Class B interests in the Borrower Entities and Class B interests in the Investor entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these entities and did not provide financial or other support during 2008 or 2007 that was not previously contractually required. Based on an analysis of these entities under the provisions of FIN 46(R) that considers the potential magnitude of the variability in the structure and which party bears a majority of the gains or losses, International Paper determined that it is not the primary beneficiary of these entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structure comes from changes in the value of the Timber Notes. The credit quality of the Timber Notes are enhanced by irrevocable letters of credit which are 100% cash collateralized to loss as a result of its involvement with the structure.

Also during 2006, the Borrower entities acquired approximately $4.8 billion of International Paper debt obligations for cash (a cash financing activity included in the consolidated statement of cash flows), resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Borrower and Investor entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the entities. Accordingly, for financial reporting purposes, as allowed under the provisions of FASB Interpretation No. 39, International Paper has offset approximately $5.1 billion of Class B interests in the entities against $5.1 billion of International Paper debt obligations held by these entities at December 31, 2008 and 2007. The remaining $154 million of debt obligations is included in floating rate notes due 2009 – 2016 in the summary of long-term debt in Note 13.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has not consolidated the entities in 2008, 2007 or 2006 because it is not the primary beneficiary of the entities. At December 31,

2008, International Paper’s $553 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. Of the remaining $476 million of debt obligations, $458 million is included in floating rate notes due 2009 – 2016 and $18 million in commercial paper and bank notes in the summary of long-term debt in Note 13.

PREFERRED SECURITIES OF SUBSIDIARIES:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2008, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Minority interest in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $10 million, $13 million and $13 million in 2008, 2007 and 2006, respectively. The expense related to these preferred securities is shown in minority interest expense in the accompanying consolidated statement of operations.

NOTE 9 GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2008 and 2007:

In millions	Balance January 1, 2008	Reclassifi- cations and Other (a)	Additions/ Reductions		Balance December 31, 2008
Printing Papers	$2,043	$(140)	$(1,366	)(b)	$537
Industrial Packaging	683	(2)	308	(c)	989
Consumer Packaging	530	6	(434	)(d)	102
Distribution	394	–	5		399
Total	$3,650	$(136)	$(1,487)		$2,027

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)

Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil and charges of $1.3 billion related to the interim impairment testing of the U.S. Printing Papers business.

(c)

Reflects $306 million in purchase accounting adjustments related to the CBPR acquisition, and a $2 million purchase accounting adjustment related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) exchange.

(d)	Reflects $4 million of additional goodwill related to joint ventures in China, and charges of $438 million related to the impairment testing of the U.S. and European Coated Paperboard businesses.

In millions	Balance January 1, 2007	Reclassifi- cations and Other (a)		Additions/ Reductions		Balance December 31, 2007
Printing Papers	$1,441	$104	(c)	$498	(b)	$2,043
Industrial Packaging	670	5		8	(d)	683
Consumer Packaging	510	6		14	(e)	530
Distribution	308	–		86	(f)	394
Total	$2,929	$115		$606		$3,650

(a)	Represents the effects of foreign currency translations and reclassifications.
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

In the fourth quarter of 2008, in conjunction with annual testing of its reporting units for possible goodwill impairments as of the beginning of the fourth quarter, the Company recorded a $59 million charge to write off all recorded goodwill of its European Coated Paperboard business. Subsequent to this testing date, the Company’s market capitalization declined through December 31, 2008. The

Company determined that this decline, and the deterioration during the fourth quarter in economic conditions, represented indicators that required interim testing at year end for possible additional goodwill impairment. As a result, the Company performed an interim test as of December 31, 2008 and recalculated the estimated fair value of its reporting units as of that date using updated future cash flow projections and higher cost-of-capital discount rate assumptions, which resulted in the goodwill for two additional business units, the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business, being potentially impaired. Based on management’s preliminary estimates, an additional goodwill impairment charge of $379 million was recorded, representing all of the goodwill for the U.S. Coated Paperboard business, as this was management’s best estimate of the minimum impairment charge that would be required upon the completion of a detailed allocation of the business unit fair values to the individual assets and liabilities of each of the respective reporting units. In February 2009, based on additional work performed to date, management determined that it was probable that all of the $1.3 billion of recorded goodwill for the U.S. Printing Papers business would be impaired when testing was completed. Accordingly, an additional goodwill impairment charge of $1.3 billion was recorded as a charge to operating results for the year ended December 31, 2008. Due to the complexity of the businesses involved, it is expected that testing will be finalized for these businesses by the end of the first quarter of 2009.

In the fourth quarter of 2006, the Company had recorded goodwill impairment charges of $630 million and $129 million related to its U.S. Coated Paperboard business and Shorewood business, respectively. No goodwill impairment charges were recorded in 2007.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes, equity earnings and minority interest by taxing jurisdiction were:

In millions	2008	2007	2006
Earnings (loss)
U.S.	$(1,365)	$801	$3,166
Non-U.S.	212	853	22
Earnings (loss) from continuing operations before income taxes, equity earnings and minority interest	$(1,153)	$1,654	$3,188

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2008	2007	2006
Current tax provision (benefit)
U.S. federal	$159	$67	$125
U.S. state and local	(2)	20	38
Non-U.S.	86	96	107
	$243	$183	$270
Deferred tax provision (benefit)
U.S. federal	$(26)	$163	$1,583
U.S. state and local	(16)	(17)	172
Non-U.S.	(39)	86	(136)
	$(81)	$232	$1,619
Income tax provision	$162	$415	$1,889

The Company’s deferred income tax provision (benefit) includes a $14 million provision, a $2 million provision and a $1 million provision for 2008, 2007 and 2006, respectively, for the effect of changes in non-U.S. and state tax rates.

International Paper made income tax payments, net of refunds, of $131 million, $328 million and $249 million in 2008, 2007 and 2006, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax provision follows:

In millions	2008	2007	2006
Earnings (loss) from continuing operations before income taxes, equity earnings and minority interest	$(1,153)	$1,654	$3,188
Statutory U.S. income tax rate	35%	35%	35%
Tax (benefit) expense using statutory U.S. income tax rate	(404)	579	1,116
State and local income taxes	(12)	2	136
Tax rate and permanent differences on non-U.S. earnings	(30)	(124)	(19)
Net U.S. tax on non-U.S. dividends	46	13	33
Tax benefit on export sales and manufacturing activities	(13)	(3)	(6)
Non-deductible business expenses	4	5	15
Sales of non-strategic assets and goodwill impairments	622	9	646
Retirement plan dividends	(3)	(6)	(7)
Tax credits	(22)	(10)	(14)
Medicare subsidy	(8)	(8)	(11)
Tax audit	(4)	(36)	–
Other, net	(14)	(6)	–
Income tax provision	$162	$415	$1,889
Effective income tax rate	(14)%	25%	59%

The tax effects of significant temporary differences, representing deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

In millions	2008	2007
Deferred tax assets:
Postretirement benefit accruals	$376	$410
Pension obligations	1,275	79
Alternative minimum and other tax credits	398	398
Net operating loss carryforwards	604	406
Compensation reserves	176	256
Legal reserves	16	21
Other	286	273
Gross deferred tax assets	3,131	1,843
Less: valuation allowance	(72)	(86)
Net deferred tax assets	$3,059	$1,757
Deferred tax liabilities:
Plants, properties and equipment	$(2,317)	$(2,078)
Forestlands and related installment sales	(1,990)	(1,870)
Other	–	(130)
Gross deferred tax liabilities	$(4,307)	$(4,078)
Net deferred tax liability	$(1,248)	$(2,321)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The increase in 2008 in deferred tax assets principally relates to the tax impact of changes in recorded qualified pension liabilities. The increase in deferred income tax liabilities principally relates to additional depreciation taken on the Company’s assets purchased in 2008.

The valuation allowance for deferred tax assets as of December 31, 2007 was $86 million. The net change in the total valuation allowance for the year ended December 31, 2008, was a decrease of $14 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2008	2007
Balance at January 1	$(794)	$(919)
Additions based on tax positions related to current year	(14)	(12)
Additions for tax positions of prior years	(66)	(30)
Reductions for tax positions of prior years	67	74
Settlements	352	112
Expiration of statutes of limitations	3	5
Currency translation adjustment	17	(24)
Balance at December 31	$(435)	$(794)

Included in the balance at December 31, 2008 and 2007 are $9 million and $340 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $74 million and $91 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2008 and 2007, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2008 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service to conclude the examination of tax years 2004 and 2005. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $206 million during the next twelve months. At December 31, 2007, the Company believed it was reasonably possible that a decrease of up to $365 million in unrecognized tax benefits would occur during the year ended December 31, 2008. During 2008, unrecognized tax benefits actually decreased by $359 million. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

The 2008 income tax provision of $162 million included a $207 million benefit related to special items which included a $175 million tax benefit related to restructuring and other charges, a $23 million tax benefit for the impairment of certain non-U.S. assets, a $29 million tax expense for U.S. taxes on a gain in the Company’s Ilim joint venture, a $40 million tax benefit related to the restructuring of the Company’s international operations, and $2 million of other expense. Excluding the impact of special items, the tax provision was $369 million, or 31.5% of pre-tax earnings before equity earnings and minority interest.

The Company recorded an income tax provision for 2007 of $415 million, including a $41 million benefit related to the effective settlement of tax audits, and $8 million of other tax benefits. Excluding the impact of special items, the tax provision was $423 million, or 30% of pre-tax earnings before equity earnings and minority interest.

The Company recorded an income tax provision for 2006 of $1.9 billion, consisting of a $1.6 billion deferred tax provision (principally reflecting deferred taxes on the 2006 Transformation Plan forestland sales) and a $300 million current tax provision. The provision also includes an $11 million provision related to special tax adjustments. Excluding the impact of special items, the tax provision was $272 million, or 29% of pre-tax earnings before equity earnings and minority interest.

International Paper has U.S. federal and non-U.S. net operating loss carryforwards of approximately $488 million that expire as follows: 2009 through 2018 – $16 million, years 2019 through 2028 – $109 million and indefinite carryforwards of $363 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $274 million that expire as follows: 2009 through 2018 – $108 million and 2019 through 2028 – $166 million. International Paper also has U.S. federal, non-U.S. and state tax credit carryforwards that expire as follows: 2009 through 2018 – $57 million, 2019 through 2028 – $90 million, and indefinite carryforwards – $337 million. Further, International Paper has state capital loss carryforwards that expire as follows: 2009 through 2018 – $7 million.

Deferred income taxes are not provided for temporary differences of approximately $2.6 billion, $3.7 billion and $2.7 billion as of December 31, 2008, 2007 and 2006, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

At December 31, 2008, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2009	2010	2011	2012	2013	Thereafter
Lease obligations	$174	$147	$124	$106	$86	$139
Purchase obligations (a)	2,570	630	585	575	530	4,030
Total	$2,744	$777	$709	$681	$616	$4,169

(a)	Includes $2.9 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales.

Rent expense was $205 million, $168 million and $217 million for 2008, 2007 and 2006, respectively.

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

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has been served with several lawsuits and is on notice of additional claims, and currently believes that it has adequate insurance to cover these lawsuits and other claims. The Company believes that the settlement of these lawsuits will not have a material adverse effect on its consolidated financial statements. Additionally, the Company has received insurance proceeds in 2008 that substantially covered, after deductible and retention amounts of $20 million, the property damage and business interruption losses resulting from this event.

EXTERIOR SIDING AND ROOFING SETTLEMENTS

Three nationwide class action lawsuits against the Company and Masonite Corp., a formerly wholly-owned subsidiary of the Company, relating to exterior siding and roofing products manufactured by Masonite were settled in 1998 and 1999. The period to file claims under each of these settlements (further described below) has now expired.

The first suit, entitled Judy Naef v. Masonite and International Paper, was filed in December 1994 and settled on January 15, 1998 (the Hardboard Settlement). The class consisted of all U.S. property owners having Masonite hardboard siding installed on and incorporated into buildings between January 1, 1980, and January 15, 1998. For siding that was installed between January 1, 1980, and December 31, 1989, the deadline for filing claims expired January 18, 2005, and for siding installed between January 1, 1990, through January 15, 1998, the deadline for filing claims expired January 15, 2008.

The second suit, entitled Cosby, et al. v. Masonite Corporation, et al., was filed in 1997 and settled on January 6, 1999 (the Omniwood Settlement). The class consisted of all U.S. property owners having Omniwood siding installed on and incorporated into buildings from January 1, 1992, to January 6, 1999. The deadline for filing claims expired January 6, 2009.

The third suit, entitled Smith, et al. v. Masonite Corporation, et al., was filed in 1995 and settled on January 6, 1999 (the Woodruf Settlement). The class consisted of all U.S. property owners who had incorporated and installed Woodruf roofing from January 1, 1980, to January 6, 1999. For roofing that was installed between January 1, 1980, and December 31, 1989, the deadline for filing claims expired January 6, 2006, and for roofing installed between January 1, 1990, and January 6, 1999, the deadline for filing claims expired January 6, 2009.

All of the settlements provided for monetary compensation to class members meeting the settlement requirements on a claims-made basis, and also provide for payment of certain attorneys’ fees.

CLAIMS FILING AND EVALUATION

For all of the settlements, once a claim was determined to be valid, the amount of the claim was determined by reference to a negotiated compensation formula based on (1) the average cost per square foot for product replacement, including material and labor as calculated by industry standards, in the area in which the structure is located, adjusted for inflation, or (2) the cost of appropriate refinishing as determined by industry standards in such area. Pursuant to the settlement agreements, these costs are determined by reference to “Means Price Data,” as published by R.S. Means Company, and updated annually for inflation. Persons receiving compensation pursuant to this formula also agreed to release the Company and Masonite from all other property damage claims relating to the product in question.

Persons who were class members under the settlements who did not pursue remedies may have recourse to warranties depending on the type of product and the date of purchase. The warranty period generally extends for 25 years following the purchase of the product in question and, although the warranties vary from product to product, they generally provide for a payment of up to two times the purchase price for defective siding covered under the terms of the applicable warranty.

CLAIMS PAYMENT DATA

Through December 31, 2008, net settlement payments totaled approximately $1.3 billion ($994 million for the Hardboard Settlement, $202 million for the Omniwood Settlement and $59 million for the Woodruf Settlement), including $145 million of non-refundable attorneys’ fees.

The average settlement cost per claim for the years ended December 31, 2008, 2007 and 2006 for the Hardboard, Omniwood and Woodruf Settlements are set forth in the table below:

AVERAGE SETTLEMENT COST PER CLAIM

	Hardboard		Omniwood		Woodruf
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family
December 31, 2008	$2.2	$2.6	$4.3	$6.7	$4.0	$4.7
December 31, 2007	$2.2	$2.6	$4.2	$1.6	$3.9	$2.1
December 31, 2006	$2.2	$3.4	$4.6	$3.0	$4.4	$3.7

The above information is calculated by dividing the aggregate amount of claims paid during the specified period by the number of claims paid during such period.

The following table shows an analysis of claims activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2008, 2007 and 2006:

CLAIMS ACTIVITY

	Hardboard		Omniwood		Woodruf		Total
In thousands	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Single Family	Multi- Family	Total
December 31, 2005	20.2	3.2	2.4	0.5	0.8	0.3	23.4	4.0	27.4
No. of Claims Filed	18.3	0.6	5.4	0.3	0.6	–	24.3	0.9	25.2
No. of Claims Paid	(12.7)	(1.6)	(4.3)	(0.2)	(0.4)	–	(17.4)	(1.8)	(19.2)
No. of Claims Dismissed	(4.0)	(0.1)	(0.8)	–	(0.2)	–	(5.0)	(0.1)	(5.1)
December 31, 2006	21.8	2.1	2.7	0.6	0.8	0.3	25.3	3.0	28.3
No. of Claims Filed	28.5	1.3	6.1	0.2	0.4	–	35.0	1.5	36.5
No. of Claims Paid	(16.0)	(1.0)	(4.7)	(0.2)	(0.4)	–	(21.1)	(1.2)	(22.3)
No. of Claims Dismissed	(4.5)	(0.2)	(1.0)	–	0.2	–	(5.3)	(0.2)	(5.5)
December 31, 2007	29.8	2.2	3.1	0.6	1.0	0.3	33.9	3.1	37.0
No. of Claims Filed	8.7	1.5	6.6	0.2	1.4	–	16.7	1.7	18.4
No. of Claims Paid	(17.2)	(1.2)	(4.4)	(0.2)	(0.5)	–	(22.1)	(1.4)	(23.5)
No. of Claims Dismissed	(18.3)	(0.3)	(1.2)	(0.1)	(0.4)	–	(19.9)	(0.4)	(20.3)
December 31, 2008	3.0	2.2	4.1	0.5	1.5	0.3	8.6	3.0	11.6

At December 31, 2008, there were $17 million of payments due for claims that have been determined to be valid ($4 million for Hardboard, $10 million for Omniwood and $3 million for Woodruf) and an estimated $4 million of payments associated with claims currently under evaluation ($2 million for claims related to the Hardboard Settlement and $2 million for claims related to the Omniwood Settlement). In addition, there was approximately $5 million of costs associated with administrative and legal fees incurred but not paid prior to year-end.

RESERVE FOR SIDING AND ROOFING SETTLEMENTS

At December 31, 2008, net reserves for the settlements discussed above totaled $41 million, of which $6 million is attributable to the Hardboard Settlement, $29 million to the Omniwood Settlement and $6 million to the Woodruf Settlement.

The following table presents an analysis of the net reserve activity related to the Hardboard, Omniwood and Woodruf Settlements for the years ended December 31, 2008, 2007 and 2006:

In millions	Hard- board	Omni- wood	Woodruf	Total
Balance, December 31, 2005	$34	$74	$5	$113
Additional provision	90	–	–	90
Payments	(52)	(25)	(2)	(79)
Balance, December 31, 2006	72	49	3	124
Payments	(52)	(24)	(2)	(78)
Balance, December 31, 2007	20	25	1	46
Additional provision	45	29	8	82
Payments	(59)	(25)	(3)	(87)
Balance, December 31, 2008	$6	$29	$6	$41

While, for tracking purposes, the Company maintains three reserve accounts for each of the Hardboard, Omniwood and Woodruf Settlements, we evaluate the adequacy of the aggregate reserve due to their similar and related nature.

During the first quarter of 2008, based on a current estimate of payments to be made for all claims received to date and projected future claim filings through the expiration of the claims filing periods, an additional charge of $40 million was recorded to increase the reserve to management’s best estimate of the amount required for future payments. During the third quarter of 2008, the Company completed a revised claims projection taking into account current actual claim settlement costs, recent claim filing activity, and updated projections of claims activity through the end of the settlement period. Based on these projections, the Company recorded a $42 million increase in the reserve balance in the 2008 third quarter to increase the reserve to management’s best estimate of the amount required for future payments. This increase, together with a $7 million reduction of a related liability, was recorded in Restructuring and other charges in the accompanying consolidated statement of operations in the third quarter of 2008.

Since the claims filing periods for all of these settlements expired in or prior to January 2009, the Company believes that the aggregate reserve balances at December 31, 2008 are adequate to cover the final settlement of the remaining claims.

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

Cumulative net cash settlements received totaled $495 million through December 31, 2008. Approximately $42 million of additional cash will be collected in 2009 under current settlement agreements.

In 2004, the Company settled a dispute with a third party relating to an alternative risk-transfer agreement. Under that agreement, the Company received $100 million for certain costs relating to the Hardboard Settlement and other hardboard siding cases. As part of the settlement, the Company agreed to pay the third party a portion of certain insurance recoveries received by the Company after January 1, 2004, up to a capped amount. As of December 31, 2008, International Paper had paid approximately $88 million, fulfilling its obligation under this settlement.

SUMMARY

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, intellectual property, environmental protection, tax, antitrust, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 12 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions at December 31	2008	2007
Raw materials	$405	$320
Finished pulp, paper and packaging products	1,658	1,413
Operating supplies	379	308
Other	53	30
Inventories	$2,495	$2,071

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 64% of total raw materials and finished products inventories were valued using this method, including inventories acquired in the CBPR acquisition in August 2008. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $313 million and $213 million at December 31, 2008 and 2007, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2008	2007
Pulp, paper and packaging facilities
Mills	$21,819	$18,579
Packaging plants	6,485	5,205
Other plants, properties and equipment	1,511	1,262
Gross cost	29,815	25,046
Less: Accumulated depreciation	15,613	14,905
Plants, properties and equipment, net	$14,202	$10,141

The gross carrying amount of Intangible Assets, excluding goodwill, was $284 million ($246 million net of accumulated amortization) and $263 million ($241 million net of accumulated amortization) at December 31, 2008 and 2007, respectively. The Company recognized amortization expense of intangible assets of approximately $36 million, $27 million and $15 million in 2008, 2007 and 2006, respectively. Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2009—$35 million, 2010—$27 million, 2011—$24 million, 2012—$21 million, 2013—$16 million , and cumulatively thereafter—$123 million.

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $27 million in 2008, $30 million in 2007 and $21 million in 2006. Interest payments made during 2008, 2007 and 2006 were $597 million, $452 million and $734 million, respectively. Total interest expense was $572 million in 2008, $451 million in 2007 and $651 million in 2006. Interest income was $80 million, $154 million and $130 million in 2008, 2007 and 2006, respectively. Interest expense and interest income in 2008 and 2007 exclude approximately $233 million and $340 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 8).

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. ($54 million for the year ended December 31, 2008) and certain other smaller investments.

The following table presents changes in minority interest balances for the years ended December 31, 2008 and 2007:

In millions	2008	2007
Balance, beginning of year	$228	$213
Repurchases of minority interests	–	(28)
Minority interest of acquired entities	9	25 (a)
Dividends paid	(10)	(10)
Minority interest expense	3	24
Other, net	2	4
Balance, end of year	$232	$228

(a)	Reflects the minority interest portion of an additional capital contribution in 2007 related to the Shandong International Paper & Sun Coated Paperboard Co., Ltd. joint venture.

NOTE 13 DEBT AND LINES OF CREDIT

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments starting in the fourth quarter of 2008 and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and are being amortized over the term of the loan. Also in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. As of December 31, 2008, all of the borrowings under the receivables securitization program were repaid.

The above funds, together with the $3 billion from the unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August 2008. A $500 million bridge loan that was available to fund the acquisition was not used by the Company and was cancelled upon the completion of the acquisition.

Also in the third quarter of 2008, International Paper repaid $125 million of the $2.5 billion long-term debt, and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

The Company also entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward-starting interest rate swaps are being accounted for as cash flow hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate of future interest payments related to borrowings under the bank credit agreement.

In the fourth quarter of 2008, International Paper terminated $550 million of these floating-to-fixed interest rate swaps resulting in a loss of approximately $17 million recorded in Other comprehensive loss in the accompanying consolidated balance sheet (see Note 14).

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018 and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to this debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and will be amortized over the term of the notes.

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

In 2008, International Paper terminated $1.8 billion of interest rate swap agreements designated as fair value hedges, including some of the above fixed-to-floating interest rate swaps, resulting in a gain of $127 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. This gain will be amortized over the life of the related debt through June 2018 (see Note 14).

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

In October 2007, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, issued $75 million of long-term notes with an initial interest rate of LIBOR plus 100 basis points and a maturity date in April 2009, in connection with its investment in Ilim (a noncash financing activity).

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

A summary of long-term debt follows:

In millions at December 31	2008	2007
8 7/8% to 10% notes - due 2011 - 2012	$298	$19
9.25% debentures - due 2011	44	44
7.95% debentures - due 2018	1,700	–
7.4% debentures - due 2014	998	–
6 7/8% notes - due 2023 - 2029	130	130
6.75% notes - due 2011	195	195
6.65% notes - due 2037	4	4
6.4% to 7.75% debentures due 2025 - 2027	258	256
5.85% notes - due 2012	249	251
5.25% to 5.5% notes - due 2014 - 2016	832	841
5 1/8% debentures - due 2012	121	115
3.8% to 4.25% notes - due 2009 - 2010	776	913
Zero-coupon convertible debentures	–	2
Medium-term notes - due 2009 (a)	30	30
Floating rate notes - due 2009 - 2016 (b)	3,897	1,663
Environmental and industrial development bonds - due 2009 - 2033 (c)	1,947	1,889
Commercial paper and bank notes (d)	260	149
Other (e)	335	119
Total (f)	12,074	6,620
Less: current maturities	828	267
Long-term debt	$11,246	$6,353

(a)	The weighted average interest rate on these notes was 8.1% in 2008 and 2007.
(b)	The weighted average interest rate on these notes was 3.9% in 2008 and 5.7% in 2007.
(c)	The weighted average interest rate on these bonds was 5.5% in 2008 and 5.4% in 2007.
(d)

The weighted average interest rate was 5.3% in 2008 and 6.1% in 2007. Includes $165 million and $118 million of non-U.S. denominated borrowings with a weighted average interest rate of 6.2% in 2008 and 2007, respectively.

(e)

Includes $24 million at December 31, 2008 and $38 million at December 31, 2007 related to interest rate swaps treated as fair value hedges and $125 million at December 31, 2008 related to unamortized gains on interest rate swap unwinds (see Note 14).

(f)	The fair market value of long-term debt was approximately $10.4 billion at December 31, 2008 and $6.6 billion at December 31, 2007.

In addition to the long-term debt obligations shown above, International Paper has $5.7 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $511 million due in 2010, $42 million due 2011 and $5.1 billion due in 2016, for which International Paper has, and intends to affect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, as allowed under the provisions of

FASB Interpretation No. 39, International Paper has offset the $5.7 billion of debt obligations with $5.7 billion of Class B interests in these entities as of December 31, 2008 (see Note 8).

Total maturities of long-term debt over the next five years are 2009 - $828 million; 2010 - $1.3 billion; 2011 - $1.4 billion; 2012 - $967 million; and 2013 - $1.5 billion. At December 31, 2008 and 2007, International Paper classified $796 million and $112 million, respectively, of commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2008, International Paper’s unused contractually committed bank credit agreements totaled $2.5 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The agreements include a $1.5 billion fully committed revolving bank credit agreement that expires in March 2011 and has a facility fee of 0.10% payable quarterly. These agreements also include up to $1.0 billion of committed commercial paper-based financings based on eligible receivable balances ($820 million at December 31, 2008) under a receivables securitization program that expire in October 2009 with a facility fee of 0.10%. At December 31, 2008, there were no borrowings under either the bank credit agreements or receivables securitization program.

On January 23, 2009, the Company amended the receivables securitization program to extend the maturity date from October 2009 to January 2010. The amended agreement has a facility fee of 0.75% payable quarterly.

At December 31, 2008, outstanding debt included approximately $260 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2008, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by S&P and Moody’s, respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

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

INTEREST RATE RISK

Interest rate swaps may be used to manage interest rate risks associated with International Paper’s debt. These instruments are evaluated at inception to determine if they qualify for hedge accounting, in accordance with SFAS No. 133. Interest rate swap agreements with a total notional amount at December 31, 2008, of approximately $8 million and maturities within one year do not qualify as hedges under SFAS No. 133. For the years ended December 31, 2008, 2007 and 2006, the change in fair value of these swaps was immaterial. The fair value of the swap contracts as of December 31, 2008, is immaterial.

At December 31, 2008 and 2007, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges under SFAS No. 133 were approximately $484 million and $1.4 billion, respectively. The fair values of these swaps were net assets of approximately $27 million and $38 million at December 31, 2008 and 2007, respectively.

During 2008, interest rate contracts designated as fair value hedges with a notional value of $1.8 billion were terminated, including $41 million that related to early debt retirements, resulting in a $1 million gain that was recorded in earnings. Gains totaling $127 million not related to early debt retirements were recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through June 2018.

At December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as cash flow hedges under SFAS No. 133 were approximately $1 billion. There were no similar cash flow hedges outstanding at December 31, 2007. The fair value of these swaps was a net liability of approximately $38 million at December 31, 2008.

In the second quarter of 2008, the Company entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward-starting interest rate swaps were designated as cash flow hedges of the benchmark interest rate of future interest payments related to any borrowings under the bank credit agreement. In the fourth quarter of 2008, interest rate swap agreements designated as cash flow hedges with a notional value of $550 million were terminated. These terminations were not in connection with early debt retirements. The resulting loss of approximately $17 million was recorded in Other comprehensive loss and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2010.

In 2006, interest rate swap hedges with a notional value of $1.4 billion were terminated, or undesignated as an effective fair value hedge, in connection with various early retirements of debt. The resulting gain of approximately $17 million is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

In connection with International Paper’s debt tender offer during the fourth quarter of 2006, reverse treasury rate locks were used to offset changes in the redemption price of tendered notes due to movements in treasury rates prior to the tender pricing date. These instruments resulted in a loss of approximately $9 million, which is included in Restructuring and other charges in the accompanying consolidated statement of operations (see Note 6).

COMMODITY RISK

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper may use swap and option contracts to manage risks associated with market fluctuations in energy prices. Such cash flow hedges are accounted for by deferring the after-tax quarterly change in the fair value of the outstanding contracts in Other comprehensive income (OCI). On the date a contract matures, the gain or loss is reclassified into Cost of products sold concurrent with the recognition of the commodity purchased. The reclassifications to earnings were an after-tax gain of $4 million for the year ended December 2008 and after-tax losses of $8 million and $7 million for the years ended December 31, 2007 and 2006, respectively, representing the after-tax cash settlements on maturing energy hedge contracts. Unrealized after-tax losses of $38 million and $13 million for 2008 and 2006, respectively, were recorded in OCI. In 2007, the unrealized after-tax loss recorded in OCI was immaterial. After-tax losses of approximately $27 million as of December 31, 2008, are expected to be reclassified to earnings in 2009. The net fair value of these energy hedge contracts were net liabilities of approximately $75 million and $5 million at December 31, 2008 and 2007, respectively.

FOREIGN CURRENCY RISK

International Paper hedges certain investments in non-U.S. operations through borrowings denominated in the same currency as the operation’s functional currency, or by entering into currency swaps or forward exchange contracts. These financial instruments are effective as hedges against fluctuations in currency exchange rates. Gains or losses from changes in the fair value of these instruments, which are offset in whole or in part by translation gains and losses on the non-U.S. operation’s net assets hedged, are recorded as translation adjustments in OCI. Upon liquidation or sale of the foreign investments, the accumulated gains or losses from the revaluation of the hedging instruments, together with the translation gains and losses on the net assets, are included in earnings. International Paper did not have hedges of this type in 2008 or 2007. For the year ended December 31, 2006, the cumulative translation adjustment relating to derivative and debt instruments hedging foreign net investments was an after-tax loss of $11 million.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used to hedge certain transactions, primarily trade receipts and payments denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. These contracts, most of which have been designated as cash flow hedges, had maturities of one year or less as of December 31, 2008. For the year ended December 31, 2008, net unrealized losses after taxes totaling $34 million were recorded in OCI. For the years ended December 31, 2007 and 2006, net unrealized gains after taxes totaling $33 million and $18 million, respectively, were recorded in OCI. Net after-tax gains of $51 million, $30 million and $20 million were reclassified to earnings. As of December 31, 2008, losses of $8 million after taxes are expected to be reclassified to earnings in 2009. Other contracts are used to offset the earnings impact relating to the variability in exchange rates on certain short-term monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

International Paper does not hold or issue financial instruments for trading purposes. The counterparties to swap agreements and foreign exchange contracts consist of a number of major international financial institutions. International Paper continually monitors its positions with, and the credit quality of, these financial institutions and does not expect nonperformance by the counterparties.

FAIR VALUE MEASUREMENTS

In accordance with the provisions of FASB Staff Position FAS 157-2, the Company has partially applied the provisions of SFAS No. 157 only to its financial assets and liabilities recorded at fair value, which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. For these financial instruments, fair value is determined at each balance sheet date using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The following table provides a summary of the inputs used to develop these estimated fair values under the hierarchy defined in SFAS No. 157:

Fair Value Measurements at December 31, 2008 Using
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps (a)	$27	$–	$27	$–
Foreign currency forward contracts (b)	67	–	67	–
Embedded derivatives (c)	8	–	8	–
Total	$102	$–	$102	$–
Liabilities:
Interest rate swaps (d)	$47	$–	$47	$–
Commodity forward contracts (e)	75	–	75	–
Foreign currency forward contracts (f)	66	–	66	–
Total	$188	$–	$188	$–

(a)

Includes $2 million recorded in Other current assets, $3 million recorded in Accounts and notes receivable and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $67 million recorded in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $8 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Includes $47 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(e)	Includes $47 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(f)	Includes $66 million recorded in Other accrued liabilities in the accompanying consolidated balance sheet.

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within the Company’s policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. In addition, the Company’s derivative contracts provide for netting across all derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2008 and 2007, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

In July 2006, in connection with the planned use of projected proceeds from the Company’s 2006 Transformation Plan, International Paper’s Board of Directors authorized a share repurchase program to acquire up to $3.0 billion of the Company’s stock. In a modified “Dutch Auction” tender offer completed in September 2006, International Paper purchased 38.5 million shares of its common stock at a price of $36.00 per share, plus costs to acquire the shares, for a total cost of approximately $1.4 billion. In addition, in December 2006, the Company purchased an additional 1.2 million shares of its common stock in the open market at an average price of $33.84 per share, plus costs to acquire the shares, for a total cost of approximately $41 million.

During 2007, the Company purchased an additional 33.6 million shares of its common stock on the open market for an average price of $36.43 per share, plus costs to acquire the shares for a total cost of $1.2 billion. Following the completion of these share repurchases, International Paper had 425.1 million shares of common stock issued and outstanding at December 31, 2007.

In December 2008, the Company retired 60 million shares of its common stock held in treasury.

NOTE 16 RETIREMENT PLANS

U.S. DEFINED BENEFIT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all domestic employees hired prior to July 1, 2004, and substantially all hourly and union employees regardless of hire date. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Salaried employees hired after June 30, 2004, are not eligible for these pension plans but receive an additional company contribution to their savings plan (see “Other Plans” on page 89). The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

The Company makes required minimum funding contributions to its qualified defined benefit pension plans to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for this plan in 2009, and no contributions were made in 2008 or 2007. International Paper made a voluntary cash contribution of $1.0 billion in 2006. The Company continually reassesses the amount and timing of any discretionary contributions.

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $24 million, $29 million and $27 million in 2008, 2007 and 2006, respectively, and which are expected to be $24 million in 2009.

An additional plan was acquired in 2008 with the acquisition of CBPR. The plan covers hourly workers at the Albany plant and is currently overfunded.

Net Periodic Pension Expense

Service cost is the actuarial present value of benefits attributed by the plans’ benefit formula to services rendered by employees during the year. Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2008	2007	2006
Service cost	$105	$113	$141
Interest cost	540	520	506
Expected return on plan assets	(672)	(633)	(540)
Actuarial loss	121	190	243
Amortization of prior service cost	29	20	27
Net periodic pension expense (a)	$123	$210	$377

(a)

Excludes $1.1 million, $1.9 million and $9.1 million in 2008, 2007 and 2006, respectively, in curtailment losses, and $13.9 million, $1.9 million and $8.7 million in 2008, 2007 and 2006, respectively, of termination benefits, in connection with cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $77.2 million in 2006 in curtailment losses, and $18.6 million of termination benefits in 2006 related to certain divestitures recorded in Net losses (gains) on sales and impairments of businesses in the consolidated statement of operations.

The decrease in 2008 pension expense reflects an increase in the assumed discount rate to 6.20% in 2008 from 5.75% in 2007 and lower amortization of unrecognized actuarial loss.

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

Weighted average assumptions used to determine net pension expense for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Discount rate	6.20%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.25%

Weighted average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 were as follows:

	2008	2007
Discount rate	6.00%	6.20%
Rate of compensation increase	3.75%	3.75%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2009, the Company will use an expected long-term rate of return on plan assets of 8.25%, a discount rate of 6.00% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $245 million for its U.S. defined benefit plans in 2009, with the increase from expense of $123 million in 2008 reflecting the additional employees of the CBPR business acquired in 2008, a lower expected rate of return on plan assets, higher amortization of actuarial losses and a decrease in the assumed discount rate.

The following illustrates the effect on pension expense for 2009 of a 25 basis point decrease in the above assumptions:

In millions	2009
Expense/(Income):
Discount rate	$29
Expected long-term rate of return on plan assets	19
Rate of compensation increase	(4)

Investment Policy / Strategy

Plan assets are invested to maximize returns within prudent levels of risk. The target allocations by asset class are summarized in the following table. Investments are diversified across classes and within each class to minimize risk. In 2006, International Paper modified its investment policy to use interest rate swap agreements to extend the duration of the Plan’s bond portfolio to better match the duration of the pension obligation, thus helping to stabilize the ratio of assets to liabilities when interest rates change. Thus, when interest rates fall, the value of the swap agreements increases with increases in the pension obligation. The use of these swap agree-

ments was discontinued in 2008 due to market conditions. Investment plans for 2009 are still being evaluated. Periodic reviews are made of investment policy objectives and investment manager performance.

International Paper’s pension plan asset allocations by type of fund at December 31, 2008 and 2007, and target allocations by asset category are as follows:

		Percentage of Plan Assets at December 31,
Asset Category	Target Allocations	2008	2007
Equity securities	40% - 51%	39%	59%
Debt securities	30% - 40%	39%	31%
Real estate	7% - 13%	10%	7%
Other	9% - 18%	12%	3%
Total		100%	100%

There were no International Paper shares included in plan assets for 2008 and 2007.

At December 31, 2008, projected future pension benefit payments, excluding any termination benefits, are as follows:

In millions
2009	$579
2010	578
2011	584
2012	593
2013	604
2014 – 2018	3,213

Pension Plan Asset / Liability

As required by SFAS No. 158, the pension plan funded status must be recorded on the consolidated balance sheet. Therefore, pension plan gains or losses and prior service costs not yet recognized in net periodic cost are recognized on a net-of-tax basis in OCI. These amounts will be subject to amortization in the future. At December 31, 2008, the fair value of plan assets for the domestic qualified pension plan was less than the projected benefit obligation (PBO), resulting in an increase in the recorded minimum pension obligation of $2.9 billion and an after-tax charge to OCI of $1.8 billion. An after-tax credit to OCI of $361 million and $484 million had been recorded for 2007 and 2006, respectively. For the unfunded nonqualified plans, changes in the liabilities resulted in an after-tax charge to OCI of $5.3 million in 2008 and after-tax credits to OCI of $10 million and $12 million in 2007 and 2006, respectively. In 2008, in conjunction with the CBPR business acquisition, the Company acquired a small overfunded pension plan. For this plan, the Company recorded an after-tax charge to OCI of $13 million at December 31, 2008.

The accumulated benefit obligation for all defined benefit plans was $9.0 billion and $8.5 billion at December 31, 2008 and 2007, respectively.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 (the qualified and nonqualified plans) and 2007 (the nonqualified plan).

In millions	2008	2007
Projected benefit obligation	$9,225	$307
Accumulated benefit obligation	8,945	261
Fair value of plan assets	6,003	–

In 2007, the qualified plan’s projected benefit obligation, accumulated benefit obligation and fair value of plan assets totaled $8,476 million, $8,237 million and $8,540 million, respectively.

Unrecognized Actuarial Losses

SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years as of December 31, 2008) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from OCI into net periodic pension cost during the next fiscal year are $176 million and $29 million, respectively.

The following table shows the changes in the benefit obligation and plan assets for 2008 and 2007, and the plans’ funded status. The benefit obligation as of December 31, 2008 increased by $492 million, principally as a result of a decrease in the discount rate assumption used in computing the estimated benefit obligation. Plan assets decreased by $2.5 billion, reflecting the economic downturn experienced through the end of 2008. The fair value of plan assets is determined using quoted closing market prices for publicly traded securities, where available. Investments without readily determinable market prices are valued at their estimated fair values.

In millions	2008	2007
Change in projected benefit obligation:
Benefit obligation, January 1	$8,783	$9,237
Service cost	105	113
Interest cost	540	520
Actuarial loss (gain)	327	(599)
Benefits paid	(580)	(575)
Divestitures	71	–
Restructuring	(2)	1
Special termination benefits	14	2
Plan amendments	17	84
Benefit obligation, December 31	$9,275	$8,783
Change in plan assets:
Fair value of plan assets, January 1	$8,540	$8,366
Actual return on plan assets	(2,001)	720
Company contributions	25	29
Benefits paid	(580)	(575)
Acquisitions	95	–
Fair value of plan assets, December 31	$6,079	$8,540
Funded status, December 31	$(3,196)	$(243)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$26	$64
Current liability	(24)	(27)
Non-current liability	(3,198)	(280)
	$(3,196)	$(243)
Amounts recognized in accumulated other comprehensive income under SFAS 158 (pre-tax):
Net actuarial loss	$4,389	$1,513
Prior service cost	226	239
	$4,615	$1,752

The components of the $2.9 billion increase in the amounts recognized in OCI during 2008 consisted of:

In millions
Curtailment effects	$(4)
Current year actuarial loss	2,999
Amortization of actuarial loss	(120)
Current year prior service cost	17
Amortization of prior service cost	(29)
$2,863

The total amounts recognized in net periodic benefit costs and OCI were $3 billion, $(603) million and $(377) million for 2008, 2007 and 2006, respectively.

NON-U.S. DEFINED BENEFIT PLANS

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2008	2007	2006
Service cost	$7	$8	$13
Interest cost	11	11	15
Expected return on plan assets	(13)	(13)	(13)
Actuarial (gain) loss	(1)	(1)	2
Net periodic pension expense (a)	$4	$5	$17

(a)

Excludes $3.4 million in curtailment gains in 2007, primarily related to the sale of Beverage Packaging and Arizona Chemical. Also excludes $10 million of curtailment losses in 2006 related to multiple divestitures including the sale of Beverage Packaging, Coated Papers, Polyrey and U.K. Container recorded in Net losses (gains) on sales and impairments of businesses in the consolidated statement of operations.

Weighted average assumptions used to determine net pension expense for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Discount rate	6.40%	5.66%	4.86%
Expected long-term rate of return on plan assets	8.87%	8.37%	6.80%
Rate of compensation increase	3.55%	3.52%	3.39%

Weighted average assumptions used to determine benefit obligations as of December 31, 2008 and 2007, were as follows:

	2008	2007
Discount rate	6.37%	5.77%
Rate of compensation increase	3.81%	3.45%

The following table shows the changes in the benefit obligation and plan assets for 2008 and 2007, and the plans’ funded status as of December 31, 2008 and 2007.

In millions	2008	2007
Change in projected benefit obligation:
Benefit obligation, January 1	$180	$248
Service cost	7	8
Interest cost	11	11
Participants’ contributions	1	2
Acquisitions	6	–
Divestitures	–	(68)
Actuarial loss (gain)	10	(25)
Benefits paid	(8)	(10)
Plan amendments	(1)	–
Effect of foreign currency exchange rate movements	(38)	14
Benefit obligation, December 31	$168	$180
Change in plan assets:
Fair value of plan assets, January 1	$162	$179
Actual return on plan assets	(13)	16
Company contributions	8	12
Benefits paid	(8)	(10)
Participants’ contributions	1	2
Divestitures	–	(48)
Effect of foreign currency exchange rate movements	(35)	11
Fair value of plan assets, December 31	$115	$162
Funded status, December 31	$(53)	$(18)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$11	$21
Current liability	(2)	(2)
Non-current liability	(62)	(37)
	$(53)	$(18)
Amounts recognized in accumulated other comprehensive income (pre-tax):
Prior service cost	$–	$1
Net actuarial loss (gain)	13	(24)
	$13	$(23)

The components of the $36 million increase in the amounts recognized in OCI during 2008 consisted of:

In millions
Current year actuarial loss	$37
Current year prior service credit	(1)
Amortization of actuarial gain	1
Effect of foreign currency exchange rate movements	(1)
$36

The total amounts recognized in net periodic benefit cost and OCI were $40 million, $(41) million and $17 million for 2008, 2007 and 2006, respectively.

For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $127 million, $111 million and $64 million, respectively, at December 31, 2008. Plan assets consist principally of common stock and fixed income securities.

OTHER PLANS

International Paper sponsors defined contribution plans (primarily 401(k) plans) to provide substantially all U.S. salaried and certain hourly employees of International Paper an opportunity to accumulate personal funds, and to provide additional benefits to employees hired after June 30, 2004 for their retirement. Contributions may be made on a before-tax or after-tax basis to substantially all of these plans.

As determined by the provisions of each plan, International Paper matches the employees’ basic voluntary contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Such contributions to the plans totaled approximately $80 million, $91 million and $96 million for the plan years ending in 2008, 2007 and 2006, respectively.

NOTE 17 POSTRETIREMENT BENEFITS

U.S. POSTRETIREMENT BENEFITS

International Paper provides certain retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees. These employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Excluded from company-provided medical benefits are salaried employees whose age plus years of employment with the Company totaled less than 60 as of January 1, 2004. International Paper does not fund these benefits prior to payment and has the right to modify or terminate certain of these plans in the future.

The components of postretirement benefit expense in 2008, 2007 and 2006, were as follows:

In millions	2008	2007	2006
Service cost	$3	$1	$2
Interest cost	34	34	33
Actuarial loss	29	23	22
Amortization of prior service cost	(38)	(43)	(50)
Net postretirement benefit expense (a)	$28	$15	$7

(a)

Excludes $0.8 million, $0.7 million and $1.3 million of curtailment gains in 2008, 2007 and 2006, respectively, and $0.5 million of termination benefits in 2008, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $13.2 million and $0.2 million in curtailment gains in 2007 and 2006, respectively, and $3.3 million and $13.7 million of termination benefits in 2007 and 2006, respectively, related to certain divestitures recorded in Net losses (gains) on sales and impairments of businesses in the consolidated financial statements.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The discount rates used to determine net cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Discount rate	5.90%	5.75%	5.50%

The weighted average assumptions used to determine the benefit obligation at December 31, 2008 and 2007, were as follows:

	2008	2007
Discount rate	5.90%	5.90%
Health care cost trend rate assumed for next year	9.50%	10.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2008 by approximately $35 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2008 by approximately $30 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $2 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2008 and 2007:

In millions	2008	2007
Change in projected benefit obligation:
Benefit obligation, January 1	$632	$624
Service cost	3	1
Interest cost	34	34
Participants’ contributions	48	48
Actuarial (gain) loss	(28)	40
Benefits paid	(113)	(134)
Less: Federal subsidy	11	11
Acquisitions / divestitures	7	5
Curtailment	1	–
Special termination benefits	1	3
Benefit obligation, December 31	$596	$632
Change in plan assets:
Fair value of plan assets, January 1	$–	$–
Company contributions	65	86
Participants’ contributions	48	48
Benefits paid	(113)	(134)
Fair value of plan assets, December 31	$–	$–
Funded status, December 31	$(596)	$(632)
Amounts recognized in the consolidated balance sheet under SFAS 158:
Current liability	$(57)	$(67)
Non-current liability	(539)	(565)
	$(596)	$(632)
Amounts recognized in accumulated other comprehensive income under SFAS 158 (pre-tax):
Net actuarial loss	$185	$243
Prior service credit	(80)	(119)
	$105	$124

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation. In accordance with SFAS No. 158, an after-tax charge of $16.1 million and an after-tax credit of $4 million were recorded as of December 31, 2008 and 2007, respectively.

The components of the $19 million decrease in the amounts recognized in OCI during 2008 consisted of:

In millions
Curtailment effects	$1
Current year actuarial gain	(29)
Amortization of actuarial loss	(29)
Amortization of prior service credit	38
$(19)

The total of amounts recognized in net periodic benefit cost and OCI were $10 million, $94 million and $7 million in 2008, 2007 and 2006, respectively.

The estimated amount of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost in 2009 are $30 million and $28 million, respectively.

At December 31, 2008, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, are as follows:

In millions	Benefit Payments	Subsidy Receipts
2009	$72	$15
2010	72	16
2011	71	18
2012	70	19
2013	69	21
2014 - 2018	316	82

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian, Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits. Net postretirement benefit cost for our non-U.S. plans was $3 million for 2008, $8 million for 2007 and $3 million for 2006. The benefit obligation for these plans was $19 million in 2008, $28 million in 2007 and $17 million in 2006.

NOTE 18 INCENTIVE PLANS

International Paper currently has a Long-Term Incentive Compensation Plan (LTICP) that includes a stock option program, a performance share program, a service-based restricted stock award program, and an executive continuity award program that provides for tandem grants of restricted stock and stock options. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (Committee) whose members are not eligible for awards. Also, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 3,310 rights outstanding at December 31, 2008 and 2007. Restricted stock units were also awarded to certain non-U.S. employees in 2008 with 59,100 units outstanding at December 31, 2008. Additionally, restricted stock, which may be deferred into restricted stock units (RSU’s), may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

Effective January 1, 2006, International Paper adopted the provisions of SFAS No. 123, “Share-Based Payment” using the modified prospective method. As no unvested stock options were outstanding at this date, the adoption did not have a material impact on the consolidated financial statements.

STOCK OPTION PROGRAM

International Paper accounts for stock options under SFAS No. 123(R). Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants were expensed in 2007 and 2006. No replacement options were granted in 2008.

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

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR).

The fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006, respectively:

	2007	2006
Replacement Options (a)
Risk-free interest rate	4.92%	4.97%
Price Volatility	20.46%	19.70%
Dividend yield	2.74%	2.70%
Expected term in years	2.00	2.00

(a)	The average fair market values of replacement option grants during 2007 and 2006 were $4.68 and $4.63, respectively.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2008:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2005	41,581,598	$39.49	6.00	$1,642
Granted	997	37.06
Exercised	(964,744)	32.67
Forfeited	(850,949)	44.21
Expired	(3,784,204)	39.90
Outstanding at December 31, 2006	35,982,698	39.52	5.08	1,422
Granted	1,120	36.54
Exercised	(3,538,171)	34.40
Forfeited	(457,200)	46.97
Expired	(3,974,712)	41.18
Outstanding at December 31, 2007	28,013,735	39.81	4.40	1,115
Granted	–	–
Exercised	(14,800)	31.55
Forfeited	(189,158)	43.44
Expired	(2,716,655)	40.83
Outstanding at December 31, 2008	25,093,122	$39.68	3.66	$–

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under SFAS No. 123(R). The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE-BASED RESTRICTED SHARES

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards vest over a three-year period. One-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for certain members of senior management for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

PSP awards issued to the senior management group are liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2008
Expected volatility	19.57% - 62.83%
Risk-free interest rate	1.07% - 3.5%

The following summarizes PSP activity for the three years ending December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	4,195,317	$41.29
Granted	2,320,858	33.58
Shares issued	(638,541)	37.78
Forfeited	(373,176)	38.97
Outstanding at December 31, 2006	5,504,458	38.61
Granted	2,494,055	33.76
Shares issued	(1,562,174)	42.55
Forfeited	(219,327)	38.74
Outstanding at December 31, 2007	6,217,012	35.67
Granted	3,984,146	36.26
Shares issued (a)	(3,639,012)	41.54
Forfeited	(307,890)	34.50
Outstanding at December 31, 2008	6,254,256	$32.69

(a)	Includes 225,041 shares related to retirements or terminations that are held for payout until the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	250,375	$38.49
Granted	78,000	34.43
Shares issued	(89,458)	38.80
Forfeited	(61,667)	36.59
Outstanding at December 31, 2006	177,250	37.21
Granted	14,000	33.85
Shares issued	(68,625)	36.57
Forfeited	–	–
Outstanding at December 31, 2007	122,625	37.18
Granted	18,000	28.34
Shares issued	(35,625)	38.91
Forfeited	(3,000)	33.70
Outstanding at December 31, 2008	102,000	$35.11

At December 31, 2008, 2007 and 2006 a total of 28.1 million, 27.4 million and 24.5 million shares, respectively, were available for grant under the LTICP. A total of 7.0 million shares, 9.4 million shares and 11.0 million shares were available for the granting of restricted stock as of December 31, 2008, 2007 and 2006, respectively.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was $66 million, $124 million and $106 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $19,000, $15 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $130 million, $60 million and $15 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, $56.6 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2008
Net sales	$5,668		$5,807		$6,808		$6,546		$24,829
Gross margin (a)	1,407		1,502		1,654		1,524		6,087
Earnings (loss) from continuing operations before income taxes, equity earnings and minority interest	198	(b)	302	(d)	265	(e)	(1,918	)(f)	(1,153	)(b,d,e,f)
Gain (loss) from discontinued operations	(17	)(c)	(1)		–		5	(g)	(13	)(c,g)
Net earnings (loss)	133	(b,c)	227	(d)	149	(e)	(1,791	)(f,g,h)	(1,282	)(b-h)
Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.36	(b)	$0.54	(d)	$0.35	(e)	$(4.26	)(f)	$(3.02	)(b,d,e,f)
Gain (loss) from discontinued operations	(0.04	)(c)	–		–		0.01	(g)	(0.03	)(c,g)
Net earnings (loss)	0.32	(b,c)	0.54	(d)	0.35	(e)	(4.25	)(f,g,h)	(3.05	)(b-h)
Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.35	(b)	$0.54	(d)	$0.35	(e)	$(4.26	)(f)	$(3.02	)(b,d,e,f)
Gain (loss) from discontinued operations	(0.04	)(c)	–		–		0.01	(g)	(0.03	)(c,g)
Net earnings (loss)	0.31	(b,c)	0.54	(d)	0.35	(e)	(4.25	)(f,g,h)	(3.05	)(b-h)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$33.77		$29.37		$31.07		$26.64		$33.77
Low	26.59		23.14		21.66		10.20		10.20

2007
Net sales	$5,217		$5,291		$5,541		$5,841		$21,890
Gross margin (a)	1,366		1,410		1,455		1,599		5,830
Earnings from continuing operations before income taxes, equity earnings and minority interest	606	(i)	294	(k)	315	(m)	439	(n)	1,654	(i,k,m,n)
Loss from discontinued operations	(23	)(j)	(10	)(l)	(3)		(11	)(o)	(47	)(j,l,o)
Net earnings	434	(i,j)	190	(k,l)	217	(m)	327	(n,o,p)	1,168	(i-p)
Basic earnings per share of common stock:
Earnings from continuing operations	$1.03	(i)	$0.46	(k)	$0.52	(m)	$0.80	(n)	$2.83	(i,k,m,n)
Loss from discontinued operations	(0.05	)(j)	(0.02	)(l)	(0.01)		(0.02	)(o)	(0.11	)(j,l,o)
Net earnings	0.98	(i,j)	0.44	(k,l)	0.51	(m)	0.78	(n,o,p)	2.72	(i-p)
Diluted earnings per share of common stock:
Earnings from continuing operations	$1.02	(i)	$0.46	(k)	$0.52	(m)	$0.80	(n)	$2.81	(i,k,m,n)
Loss from discontinued operations	(0.05	)(j)	(0.02	)(l)	(0.01)		(0.02	)(o)	(0.11	)(j,l,o)
Net earnings	0.97	(i,j)	0.44	(k,l)	0.51	(m)	0.78	(n,o,p)	2.70	(i-p)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$38.00		$39.94		$41.57		$37.33		$41.57
Low	32.75		36.06		31.05		31.43		31.05

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)

Includes a $40 million pre-tax charge ($25 million after taxes) for adjustments to legal reserves, a pre-tax charge of $5 million ($3 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and a pre-tax gain of $3 million ($2 million after taxes) for adjustments to previously recorded reserves associated with the Company’s 2006 Transformation Plan.

(c)

Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business and the operating results of certain wood products facilities during the quarter.

(d)

Includes a pre-tax charge of $13 million ($9 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and a pre-tax gain of $3 million ($2 million after taxes) for an adjustment to the gain on the 2006 Transformation Plan forestland sales.

(e)

Includes a pre-tax charge of $107 million ($84 million after taxes) to write down the assets at the Inverurie, Scotland mill to estimated fair value, a pre-tax charge of $39 million ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, a pre-tax charge of $35 million ($22 million after taxes) for an adjustment to legal reserves, a pre-tax charge of $19 million ($12 million after taxes) for integration costs associated with the CBPR business acquisition, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, a charge of $1 million (before and after taxes) for severance costs associated with the Company’s 2006 Transformation Plan and a $3 million pre-tax gain ($2 million after taxes) for adjustments of estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

(f)

Includes charges of $1.3 billion, $379 million and $59 million (before and after taxes) for the impairment of goodwill of the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Bastrop, Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin, Virginia mill, a pre-tax charge of $26 million ($16 million after taxes) for integration costs associated with the acquisition of the CBPR business, a pre-tax charge of $53 million ($32 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $8 million ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a pre-tax charge of $4 million ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations.

(g)	Includes pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses.

(h)	Includes a $40 million tax benefit related to restructuring of the Company’s international operations.

(i)

Includes an $18 million charge before taxes ($11 million after taxes) for organizational restructuring charges associated with the Company’s 2006 Transformation Plan, a pre-tax gain of $103 million ($96 million after taxes) on the sale of the Arizona Chemical business, a pre-tax gain of $205 million ($164 million after taxes) related to the asset exchange for the Luiz Antonio mill in Brazil, and a $6 million pre-tax credit ($4 million after taxes) for adjustments to the loss on the sale of the Coated and Supercalendered Papers business.

(j)

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

(k)

Includes $17 million before taxes ($11 million after taxes) of accelerated depreciation charges for long-lived assets being removed from service and $9 million before taxes ($5 million after taxes) of other charges associated with the Company’s 2006 Transformation Plan, a pre-tax gain of $10 million ($5 million after taxes) to adjust the gain on the sale of the Arizona Chemical business, a pre-tax loss of $6 million ($4 million after taxes) to adjust the loss on the sale of box plants in the United Kingdom and Ireland, a $5 million after-tax adjustment related to the asset exchange for the Luiz Antonio mill in Brazil, and a net $3 million charge (before and after taxes) related to other smaller items.

(l)

Includes a pre-tax charge of $6 million ($4 million after taxes) for adjustments relating to the sale of the Wood Products business, a pre-tax charge of $5 million ($3 million after taxes) for adjustments relating to the sale of the Beverage Packaging business, and the operating results of these businesses.

(m)

Includes a pre-tax charge of $27 million ($17 million after taxes) of accelerated depreciation charges for the Terre Haute, Indiana mill which was closed as part of the Company’s 2006 Transformation Plan, a pre-tax charge of $10 million ($6 million after taxes) for environmental costs associated with this closure, a pre-tax charge of $3 million ($2 million after taxes) for Brazilian restructuring charges, a pre-tax charge of $2 million ($1 million after taxes) for severance and other charges associated with the Company’s 2006 Transformation Plan, and a pre-tax gain of $9 million ($5 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 sale of U.S. Forestlands included in the Company’s 2006 Transformation Plan.

(n)

Includes a pre-tax charge of $4 million ($3 million after taxes) for asset write-offs at the Pensacola mill, a pre-tax charge of $14 million ($9 million after taxes) for severance and other charges associated with the Company’s 2006 Transformation Plan, a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Com-

mercial Activity Tax adjustment, a pre-tax gain of $7 million ($5 million after taxes) for an adjustment to the loss on the sale of box plants in the United Kingdom and Ireland, a pre-tax gain of $5 million ($3 million after taxes) for an adjustment to the loss on the sale of the Marasquel mill, and a gain of $1 million (before and after taxes) for other items.

(o)

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

(p)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES:

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by the management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

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

As of December 31, 2008, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on page 49, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2008.

In making this assessment, we used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit and Finance Committee, has audited the consolidated financial statements prepared by us. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Deloitte & Touche LLP has issued an attestation report on our internal controls over financial reporting.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In August 2008, the Company completed the acquisition of the Containerboard, Packaging and Recycling business from Weyerhaeuser Company (CBPR). Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for the CBPR business will be conducted over the course of our 2009 assessment cycle.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 4 through 6 in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.”

Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and, until the election of successors, subject to removal by the Board.

The Company’s Code of Business Ethics (Code) is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. We disclose any amendments to our Code and any waivers from a provision of our Code granted to our directors, chief executive officer and senior financial officers on our Internet Web site within four business days following such amendment or waiver. To date, no waivers of the Code have been granted.

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

Additional Financial Data

2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2008, 2007 and 2006	104
Consolidated Schedule: II-Valuation and Qualifying Accounts	105

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008, File No. 1-3157).

(3.2)	By-laws of International Paper Company, as amended through May 12, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 16, 2008, File No. 1-3157).

(4.1)	Specimen Common Stock Certificate (incorporated by reference to Exhibit 2-A to the Company’s registration statement on Form S-7, File No. 2-56588, dated June 10, 1976).

(4.2)

Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2000, File No. 1-3157).

(4.3)

Supplemental Indenture (including the form of Notes), dated as of June 4, 2008, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2008, File No. 1-3157).

(4.4)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

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

(10.2)

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

(10.3)

Purchase Agreement between International Paper Company and Weyerhaeuser Company dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2008, File No. 1-3157).

(10.4)

2008 Management Incentive Plan, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-3157). +

(10.5)	Amendment No. 1 to the 2008 Management Incentive Plan, effective December 8, 2008. * +

(10.6)

Long-Term Incentive Compensation Plan, amended and restated as of February 7, 2005 (the “LTICP”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 11, 2005, File No. 1-3157). +

(10.7)

Amendment, effective April 1, 2008, to the International Paper Company Long-Term Incentive Compensation Plan, as amended and restated February 7, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-3157). +

(10.8)

Amendment No. 2, effective October 13, 2008, to the International Paper Company Long-Term Incentive Compensation Plan, as amended and restated February 7, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 17, 2008, File No. 1-3157). +

(10.9)	Amendment No. 3, effective December 8, 2008, to the International Paper Company Long-Term Incentive Compensation Plan, as amended and restated February 7, 2005. * +

(10.10)

Form of individual non-qualified stock option agreement under the LTICP (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-3157). +

(10.11)

Form of individual executive continuity award under the LTICP (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3157). +

(10.12)	Form of Restricted Stock Award under the LTICP (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157). +

(10.13)

Form of Restricted Stock Unit award (cash settled) under the Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4a to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-3157). +

(10.14)

Form of Restricted Stock Unit award (stock settled) under the Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.4b to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-3157). +

(10.15)	Deferred Compensation Savings Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3157). +

(10.16)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-3157). +

(10.17)

Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3157). +

(10.18)

Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008, File No. 1-3157). +

(10.19)

Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008, File No. 1-3157). +

(10.20)	Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008. * +

(10.21)

Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3157). +

(10.22)	Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock under the LTICP, effective January 1, 2009. * +

(10.23)

Form of Non-Solicitation Agreement entered into by certain Company employees (including named executive officers) who have received restricted stock under the LTICP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-3157). +

(10.24)

Form of Change of Control Agreement—Tier I, effective October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 28, 2009, File No. 1-3157). +

(10.25)

Form of Change of Control Agreement—Tier II, effective October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2008, File No. 1-3157). +

(10.26)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 1-3157). +

(10.27)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 1-3157). +

(10.28)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2005, File No. 1-3157). +

(10.29)

Executive Employment Agreement between the Company and Paul Herbert, effective October 1, 2007 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3157). +

(10.30)

International Paper Company Industrial Packaging Group Special Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-3157). +

(10.31)

5-Year Credit Agreement, dated as of March 31, 2006, among the Company, the lenders party thereto, Citibank, N.A., as Syndication Agent, Banc of America Securities LLC, BNP Paribas and Deutsche Bank Securities Inc., as Documentation Agents, J.P. Morgan Securities Inc. and Citibank Global Markets, Inc. as Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 3, 2006, File No. 1-3157).

(10.32)

Consent dated as of December 7, 2006 to the 5-year Credit Agreement, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-3157).

(10.33)

Second Amended and Restated Credit and Security Agreement, dated as of March 13, 2008, among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time a party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JPMorgan Chase Bank, N.A., as PARCO Agent, BNP Paribas, acting through its New York Branch, as Starbird Agent, Citicorp North America, Inc., as CAFCO Agent and as Administrative Agent. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-3157).

(10.34)

Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-3157).

(10.35)

Amendment No. 1 dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-3157).

(10.36)

Debt Commitment Letter by and among International Paper Company and JPMorgan Chase Bank, N.A., Bank of America, N.A., UBS Loan Finance LLC, Deutsche Bank AG New York Branch, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC, Deutsche Bank AG Cayman Islands Branch and RBS Securities Corporation d/b/a RBS Greenwich Capital dated March 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 20, 2008, File No. 1-3157).

(10.37)

Amendment No. 1, dated May 27, 2008, to Debt Commitment Letter dated March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2008, File No. 1-3157).

(10.38)

Waiver, dated April 14, 2008, to the Debt Commitment Letter dated March 15, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-3157).

(10.39)

Credit Agreement, dated as of June 16, 2008, by and among the Company, the Lenders a party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, File No. 1-3157).

(10.40)

Amendment No. 1, dated July 31, 2008, to the Credit Agreement dated as of June 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-3157).

(10.41)

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

10.42

IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

10.43

IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006, File No. 1-3157).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, File No. 1-3157).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper

Company:

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 25, 2009 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 (a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Memphis, Tennessee

February 25, 2009

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2008
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$95	$29	$13(c)	$(16)	(a)	$121
Restructuring reserves	7	120	–	(31)	(b)	96

	For the Year Ended December 31, 2007
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$85	$14	$–	$(4)	(a)	$95
Restructuring reserves	56	30	–	(79)	(b)	7

	For the Year Ended December 31, 2006
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves		Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$94	$19	$–	$(28)	(a)	$85
Restructuring reserves	33	125	–	(102)	(b)	56

(a) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b) Includes payments and deductions for reversals of previously established reserves that were no longer required.

(c) Allowance for doubtful accounts acquired in the Weyerhaeuser Container, Packaging and Recycling acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

February 26, 2009

By:	/S/ MAURA ABELN SMITH
Maura Abeln Smith
Senior Vice President, General Counsel
and Corporate Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maura Abeln Smith and Sharon R. Ryan as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 26, 2009

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 26, 2009

/S/ MARTHA FINN BROOKS Martha Finn Brooks	Director	February 26, 2009

/S/ LYNN LAVERTY ELSENHANS Lynn Laverty Elsenhans	Director	February 26, 2009

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	February 26, 2009

/S/ STACEY J. MOBLEY Stacey J. Mobley	Director	February 26, 2009

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 26, 2009

/S/ JOHN F. TURNER John F. Turner	Director	February 26, 2009

/S/ WILLIAM G. WALTER William G. Walter	Director	February 26, 2009

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 26, 2009

/S/ J. STEVEN WHISLER J. Steven Whisler	Director	February 26, 2009

/S/ TIM S. NICHOLLS Tim S. Nicholls	Senior Vice President and Chief Financial Officer	February 26, 2009

/S/ ROBERT J. GRILLET Robert J. Grillet	Vice President – Finance and Controller	February 26, 2009

Appendix I

2008 LISTING OF FACILITIES

(all facilities are owned except noted otherwise)

PRINTING PAPERS	International:	Montgomery, Illinois
	Tokyo, Japan leased	Northlake, Illinois
Uncoated Papers and Pulp	(Sales Office)	Rockford, Illinois
U.S.:	Yanzhou City, China	Butler, Indiana
Courtland, Alabama	Arles, France	Fort Wayne, Indiana
Selma, Alabama	(Etienne Mill)	Hartford City, Indiana
(Riverdale Mill)	Veracruz, Mexico	Indianapolis, Indiana (2 locations)
Ontario, California leased	Kenitra, Morocco	Portland, Indiana leased
(C&D Center)		Cedar Rapids, Iowa
Cantonment, Florida	Corrugated Container	Waterloo, Iowa
(Pensacola Mill)	U.S.:	Kansas City, Kansas
Springhill, Louisiana	Bay Minette, Alabama	Bowling Green, Kentucky
(C&D Center)	Decatur, Alabama	Lexington, Kentucky
Sturgis, Michigan	Dothan, Alabama leased	Louisville, Kentucky
(C&D Center)	Huntsville, Alabama	Walton, Kentucky
Ticonderoga, New York	Conway, Arkansas	Lafayette, Louisiana
Riegelwood, North Carolina	Fort Smith, Arkansas	Shreveport, Louisiana
Hazleton, Pennsylvania	Jonesboro, Arkansas	Springhill, Louisiana
(C&D Center)	Russellville, Arkansas (2 locations)	Auburn, Maine
Eastover, South Carolina	Tolleson, Arizona	Brownstown, Michigan
Georgetown, South Carolina	Yuma, Arizona	Howell, Michigan
Sumter, South Carolina	Anaheim, California	Kalamazoo, Michigan
Franklin, Virginia	Camarillo, California	Three Rivers, Michigan
International:	Carson, California	Arden Hills, Minnesota
Luiz Antonio, Sao Paulo, Brazil	Compton, California	Austin, Minnesota
Mogi Guacu, Sao Paulo, Brazil	Elk Grove, California	Fridley, Minnesota
Saillat, France	Exeter, California	Minneapolis, Minnesota
Hyderabad, India leased	Los Angeles, California leased	St. Paul, Minnesota
(Sales Office)	Modesto, California (2 locations)	White Bear Lake, Minnesota
Kwidzyn, Poland	Salinas, California	Houston, Mississippi leased
Svetogorsk, Russia	Sanger, California	Jackson, Mississippi
Inverurie, Scotland *	San Leandro, California leased	Magnolia, Mississippi
Singapore (2 locations) leased	Santa Paula, California	Olive Branch, Mississippi
(Sales Offices)	Stockton, California	Kansas City, Missouri
	Vernon, California	Maryland Heights, Missouri
INDUSTRIAL PACKAGING	Golden, Colorado	North Kansas City, Missouri leased
	Putnam, Connecticut	St. Joseph, Missouri
Containerboard	Auburndale, Florida	Omaha, Nebraska
U.S.:	Jacksonville, Florida leased	Bellmawr, New Jersey
Pine Hill, Alabama	Lake Wales, Florida	Barrington, New Jersey
Prattville, Alabama	Plant City, Florida	Rochester, New York
Oxnard, California	Tampa, Florida	Charlotte, North Carolina
Cantonment, Florida	Columbus, Georgia	(2 locations) 1 leased
(Pensacola, Florida)	Forest Park, Georgia	Lumberton, North Carolina
Savannah, Georgia	Griffin, Georgia	Newton, North Carolina
Cedar Rapids, Iowa	Lithonia, Georgia	Statesville, North Carolina
Henderson, Kentucky	Savannah, Georgia	Byesville, Ohio
Campti, Louisiana	Tucker, Georgia	Delaware, Ohio
Mansfield, Louisiana	Aurora, Illinois	Eaton, Ohio
Pineville, Louisiana	Bedford Park, Illinois (2 locations)	Mt. Vernon, Ohio
Vicksburg, Mississippi	1 leased	Newark, Ohio
Valiant, Oklahoma	Belleville, Illinois	Solon, Ohio
Springfield, Oregon	Chicago, Illinois (2 locations)	Wooster, Ohio
Albany, Oregon	Des Plaines, Illinois	Oklahoma City, Oklahoma
	Lincoln, Illinois	Beaverton, Oregon
* On February 17, 2009 the Company announced the closure of this mill.

Appendix I

Hillsboro, Oregon	Jaurez, Mexico leased	Prosperity, South Carolina
Portland, Oregon	Villa Nicolas Romero, Mexico	Texarkana, Texas
Salem, Oregon	Puebla, Mexico leased	Franklin, Virginia
Eighty-four, Pennsylvania	Agadir, Morocco
Lancaster, Pennsylvania	(2 locations) 1 leased	Foodservice
Mount Carmel, Pennsylvania	Casablanca, Morocco	U.S.:
Georgetown, South Carolina	Kenitra, Morocco	Visalia, California
Laurens, South Carolina	Monterrey, Nuevo Leon leased	Shelbyville, Illinois
Spartanburg, South Carolina	Alcala, Spain leased	Kenton, Ohio
Cleveland, South Carolina	Almeria, Spain	International:
Lavergne, Tennessee leased	Barcelona, Spain	Shanghai, China
Morristown, Tennessee	Bilbao, Spain	Bogota, Columbia
Murfreesboro, Tennessee	Gandia, Spain	Cheshire, England leased
Amarillo, Texas	Valladolid, Spain	D.N. Ashrat, Israel
Dallas, Texas	Bangkok, Thailand	Mexico City, Mexico leased
Edinburg, Texas (2 locations)		(Sales Office)
El Paso, Texas	Recycling
Ft. Worth, Texas leased	U.S.:	Shorewood Packaging
Grand Prairie, Texas	Phoenix, Arizona	U.S.:
Hidalgo, Texas	Fremont, California	Indianapolis, Indiana
McAllen, Texas	Norwalk, California	Louisville, Kentucky
San Antonio, Texas	West Sacramento, California	Carlstadt, New Jersey leased
Sealy, Texas	Denver, Colorado	West Deptford, New Jersey
Chesapeake, Virginia	Itasca, Illinois	Hendersonville, North Carolina
Lynchburg, Virginia	Des Moines, Iowa	Weaverville, North Carolina
Richmond, Virginia	Wichita, Kansas	Springfield, Oregon
Bellevue, Washington	Baltimore, Maryland	Danville, Virginia
Moses Lake, Washington	New Brighton, Minnesota	Newport News, Virginia
Olympia, Washington	Omaha, Nebraska	Roanoke, Virginia
Yakima, Washington	Charlotte, North Carolina	International:
Cedarburg, Wisconsin	Beaverton, Oregon	Smith Falls, Ontario, Canada
Fond du Lac, Wisconsin	Eugene, Oregon	Toronto, Ontario, Canada
Manitowoc, Wisconsin	Memphis, Tennessee	Guangzhou, China
International:	Carrollton, Texas	Kunshan, China
Tillsonburg, Ontario, Canada leased	Salt Lake City, Utah	Aguascalientes, Mexico
Las Palmas, Canary Islands	Richmond, Virginia	Torun, Poland
Tenerife, Canary Islands	Kent, Washington	Sacheon, South Korea
Rancagua, Chile	International:	Ebbw Vale, Wales, United Kingdom
Beijing, China	Veracruz, Mexico (2 locations)
Chengdu, China		DISTRIBUTION
Chongqing, China	Bags
Dalian, China	U.S.:	xpedx
Dongguan, China	Buena Park, California	U.S.:
Guangzhou, China	Beaverton, Oregon	Stores Group
Shanghai, China	Grand Prairie, Texas	Chicago, Illinois
Shenyang, China		123 locations nationwide
Tianjin, China	CONSUMER PACKAGING	115 leased
Wuxi, China		South Central Region
Arles, France	Coated Paperboard	Greensboro, North Carolina
Chalon-sur-Saone, France	Ontario, California leased	39 branches in the Southeast and
Creil, France	(C&D Center)	Mid-west States
LePuy, France	Augusta, Georgia	28 leased
Mortagne, France	Springhill, Louisiana	West Region
Guadeloupe, French West Indies	(C&D Center)	Denver, Colorado
Bellusco, Italy	Sturgis, Michigan	32 branches in the Rocky
Catania, Italy	(C&D Center)	Mountain, Northwest and
Pomezia, Italy	Greensboro, North Carolina	Pacific States
San Felice, Italy	Riegelwood, North Carolina	19 leased
Silao, Mexico	Hazleton, Pennsylvania
Ixtaczoquitlan, Mexico	(C&D Center)

Appendix I

North Central Region
Hartford, Connecticut
34 branches in New England,
Upper Mid-west and Middle
Atlantic States
27 leased
National Group
Loveland, Ohio
9 locations in Georgia, Kansas,
Ohio, New York, Illinois and
Missouri all leased
International:
Canada (3 locations) all leased
Mexico (20 locations) all leased

IP Asia
International:
China (8 locations)
Malaysia
Taiwan
Thailand
Vietnam

FOREST PRODUCTS

Forest Resources
U.S.:
Approximately 200,000 acres in
the South and North
International:
Approximately 250,000 acres in
Brazil
Wood Products
U.S.:
Franklin, Virginia

SPECIALTY BUSINESSES AND
OTHER

IP Mineral Resources
Houston, Texas leased
(Sales Office)

Appendix II

2008 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Printing Papers
Uncoated Freesheet	2,950	1,365	882	–	5,197
Bristols	240	–	–	–	240
Uncoated Papers and Bristols	3,190	1,365	882	–	5,437
Dried Pulp	1,055	317	–	–	1,372
Newsprint	–	125	–	–	125
Total Printing Papers	4,245	1,807	882	–	6,934
Industrial Packaging
Containerboard	11,092	270	24	–	11,386
Consumer Packaging
Coated Paperboard	1,902	333	–	915	3,150
Total Packaging	12,994	603	24	915	14,536

Forest Resources We own, manage or have an interest in approximately 1.0 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres	)
South	220
North	6
Total U.S.	226
Brazil	250
Total	476
We have harvesting rights in:
Russia	516
Total	992

A-4