Form 10-Q
period 2009-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2009-05-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2009 was

432,206,914.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net Sales	$5,668	$5,668

Costs and Expenses
Cost of products sold	3,731	4,261
Selling and administrative expenses	500	472
Depreciation, amortization and cost of timber harvested	343	286
Distribution expenses	279	285
Taxes other than payroll and income taxes	50	44
Restructuring and other charges	83	42
Net gains on sales and impairments of businesses	—	(1)
Interest expense, net	164	81

Earnings From Continuing Operations Before Income Taxes and Equity Earnings	518	198
Income tax provision	230	59
Equity earnings, net of taxes	(27)	16

Earnings From Continuing Operations	261	155
Discontinued operations, net of taxes	—	(17)

Net Earnings	261	138
Less: Net earnings attributable to noncontrolling interests	4	5

Net Earnings Attributable to International Paper Company	$257	$133

Basic Earnings Per Share Attributable to International Paper Company Common Shareholders
Earnings from continuing operations	$0.61	$0.36
Discontinued operations, net of taxes	—	(0.04)

Net earnings	$0.61	$0.32

Diluted Earnings Per Share Attributable to International Paper Company Common Shareholders
Earnings from continuing operations	$0.61	$0.35
Discontinued operations, net of taxes	—	(0.04)

Net earnings	$0.61	$0.31

Average Shares of Common Stock Outstanding – assuming dilution	423.1	423.3

Cash Dividends Per Common Share	$0.25	$0.25

Amounts Attributable to International Paper Company Common Shareholders
Earnings from continuing operations	$257	$150
Discontinued operations, net of taxes	—	(17)

Net earnings	$257	$133

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current Assets
Cash and temporary investments	$955	$1,144
Accounts and notes receivable, net	3,455	3,288
Inventories	2,340	2,495
Deferred income tax assets	198	261
Other current assets	189	172

Total Current Assets	7,137	7,360

Plants, Properties and Equipment, net	13,802	14,202
Forestlands	598	594
Investments	1,167	1,274
Goodwill	2,113	2,027
Deferred Charges and Other Assets	1,402	1,456

Total Assets	$26,219	$26,913

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$536	$828
Accounts payable	1,915	2,119
Accrued payroll and benefits	354	445
Other accrued liabilities	1,546	1,363

Total Current Liabilities	4,351	4,755

Long-Term Debt	10,959	11,246
Deferred Income Taxes	1,948	1,957
Pension Benefit Obligation	3,294	3,260
Postretirement and Postemployment Benefit Obligation	657	663
Other Liabilities	634	631
Equity
Common stock, $1 par value, 2009 – 435.1 shares and 2008 – 433.6 shares	435	434
Paid-in capital	5,730	5,845
Retained earnings	1,575	1,430
Accumulated other comprehensive loss	(3,518)	(3,322)

	4,222	4,387
Less: Common stock held in treasury, at cost, 2009-3.3 shares and 2008–6.1 shares	78	218

Total Shareholders’ Equity	4,144	4,169

Noncontrolling interests	232	232

Total Equity	4,376	4,401

Total Liabilities and Equity	$26,219	$26,913

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net earnings attributable to International Paper Company	$257	$133
Noncontrolling interests	4	5
Discontinued operations, net of taxes and noncontrolling interests	—	17

Earnings from continuing operations	261	155
Depreciation, amortization and cost of timber harvested	343	286
Deferred income tax expense (benefit), net	70	(130)
Restructuring and other charges	83	42
Payments related to restructuring and legal reserves	(15)	(22)
Net gains on sales and impairments of businesses	—	(1)
Equity loss (earnings), net	27	(16)
Periodic pension expense, net	61	28
Alternative fuel mixture credits receivable	(395)	—
Other, net	60	76
Changes in current assets and liabilities
Accounts and notes receivable	212	5
Inventories	146	(32)
Accounts payable and accrued liabilities	(53)	12
Interest payable	18	(87)
Other	(24)	118

Cash Provided by Operations	794	434

Investment Activities
Invested in capital projects	(128)	(215)
Acquisitions, net of cash acquired	(8)	—
Proceeds from divestitures	—	14
Other	(57)	(140)

Cash Used for Investment Activities	(193)	(341)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(10)	(47)
Issuance of common stock	—	1
Issuance of debt	486	83
Reduction of debt	(1,036)	(26)
Change in book overdrafts	(80)	(39)
Dividends paid	(108)	(112)
Other	(11)	—

Cash Used for Financing Activities	(759)	(140)

Effect of Exchange Rate Changes on Cash	(31)	22

Change in Cash and Temporary Investments	(189)	(25)
Cash and Temporary Investments
Beginning of period	1,144	905

End of period	$955	$880

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2008 which have previously been filed with the Securities and Exchange Commission.

On October 5, 2007, International Paper and Ilim Holding S.A. formed a 50:50 joint venture to operate in Russia. International Paper is accounting for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Other-Than-Temporary Impairment for Debt Securities:

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-2 and FAS 124-2, which provides a new other-than-temporary impairment model for debt securities. This FSP is effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009. The Company is currently evaluating the provisions of this FSP but does not currently anticipate that it will have a material effect on its consolidated financial statements.

Asset Transfers, Variable Interest Entities and Qualifying Special Purpose Entities:

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which requires public companies to provide additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special purpose entities. The disclosures required by this FSP were to be provided in financial statements for the first reporting period ending after December 15, 2008 (calendar year 2008). The Company included the requirements of this FSP in the preparation of the accompanying financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:

In December 2008, the FASB issued FSP FAS 132(R)-1 which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this FSP must be provided in the financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company is currently evaluating the provisions of this FSP.

Intangible Assets:

In April 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The application of the requirements of this FSP did not have a material effect on the accompanying consolidated financial statements.

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company included the disclosures required by this statement in the accompanying financial statements.

Business Combinations:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement is effective for business combinations in 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, which established a model similar to the one entities used under SFAS
No. 141(R), to account for preacquisition contingencies. This FSP is effective prospectively for business combinations in calendar year 2009.

Noncontrolling Interests in Consolidated Financial Statements:

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated income statement of the amounts attributable to the parent and to the noncontrolling interest. This statement was effective for fiscal years beginning after December 15, 2008 (calendar year 2009), with presentation and disclosure requirements applied retrospectively to comparative financial statements. The Company included the requirements of this statement in the preparation of the accompanying financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this statement with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 13). The Company adopted the remaining provisions of SFAS No. 157 in the preparation of the accompanying financial statements.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 was effective upon issuance. The Company considered the guidance provided by this FSP in the preparation of the accompanying financial statements.

In April 2009, the FASB issued FSP FAS 157-4, in accordance with SFAS No. 157, “Fair Value Measurements,” which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions are not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim reporting periods. The disclosures required by this FSP must be provided in financial statements for the first reporting period ending after June 15, 2009. The Company intends to provide these disclosures beginning in the second quarter of 2009.

NOTE 3 - EQUITY

A summary of the changes in equity for the quarters ended March 31, 2009 and 2008 is provided below:

	Quarter Ended March 31,
	2009			2008
In millions	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 1	$4,169	$232	$4,401	$8,672	$228	$8,900
Issuance of stock for various plans, net	36	—	36	14	—	14
Repurchase of stock	(10)	—	(10)	—	—	—
Common stock dividends ($0.25 per share)	(112)	—	(112)	(112)	—	(112)
Dividends paid to noncontrolling interests by subsidiary	—	(4)	(4)	—	(3)	(3)
Comprehensive income (loss):
Net earnings	257	4	261	133	5	138
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	31	—	31	20	—	20
Non-U.S. plans	7	—	7	3	—	3
Change in cumulative foreign currency translation adjustment	(229)	—	(229)	246	4	250
Net losses/gains on cash flow hedging derivatives:
Net (losses) gains arising during the period	(22)	—	(22)	36	—	36
Less: Reclassification adjustment for losses (gains) included in net income	17	—	17	(13)	—	(13)

Total comprehensive income			65			434

Balance, March 31	$4,144	$232	$4,376	$8,999	$234	$9,233

NOTE 4 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods where dilutive. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2009	2008
Earnings from continuing operations	$257	$150
Effect of dilutive securities (a)	—	—

Earnings from continuing operations – assuming dilution	$257	$150

Average common shares outstanding	423.1	420.6
Effect of dilutive securities
Restricted performance share plan (a)	—	2.6
Stock options (b)	—	0.1

Average common shares outstanding – assuming dilution	423.1	423.3

Basic earnings per common share from continuing operations	$0.61	$0.36

Diluted earnings per common share from continuing operations	$0.61	$0.35

(a)	Securities are not included in the table in periods when antidilutive.

(b)	Options to purchase 23.7 million shares and 25.4 million shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 - RESTRUCTURING CHARGES AND OTHER ITEMS

2009:

Restructuring Charges and Other Charges

During the first quarter of 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded, including a $52 million charge before taxes ($32 million after taxes) for severance and benefits associated with the Company’s 2008 overhead reduction program, a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, a $6 million charge before taxes ($4 million after taxes) for closure costs for the Franklin, Virginia, lumber mill, sheet converting plant and converting innovations center, and a $2 million pre-tax charge ($1 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations. Additionally, a $20 million charge was recorded related to certain tax adjustments (see Note 10).

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the 2009 first quarter, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $516 million that were recorded in Accounts and notes receivable, net, in the accompanying consolidated balance sheet, approximately $145 million of which was received in cash later in the quarter, and accrued approximately $42 million for estimated eligible alternative fuel usage through March 31, 2009 to be included in subsequent filings. Accordingly, the accompanying statement of operations for the three months ended March 31, 2009 includes a credit of approximately $540 million in Cost of products sold ($330 million after taxes), representing eligible alternative fuel mixture credits earned through March 31, 2009, less $18 million of associated expenses.

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

NOTE 6 - ACQUISITIONS, EXCHANGES AND JOINT VENTURES

On August 4, 2008, International Paper completed the acquisition of the assets of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business (CBPR) for $6 billion in cash, subject to post-closing adjustments. In June 2008, the Company had issued $3 billion of unsecured senior notes in anticipation of the CBPR business acquisition. The remainder of the purchase price was financed through borrowings under a $2.5 billion bank term loan, $0.4 billion of borrowings under a receivables securitization program and existing cash balances. CBPR’s financial position and operating results have been included in International Paper’s North American Industrial Packaging business from the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price, plus direct acquisition costs, to the fair value of assets and liabilities acquired through March 31, 2009. The final allocation is expected to be completed by the end of the second quarter of 2009.

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	656
Inventory	565
Other current assets	9
Plants, properties and equipment, net	4,872
Goodwill	398
Other intangible assets	65
Deferred charges and other assets	59

Total assets acquired	6,626

Accounts payable and accrued liabilities	462
Deferred income taxes	6
Other liabilities	81

Total liabilities assumed	549

Net assets acquired	$6,077

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life (at acquisition date)
Asset Class:
Trade names	$8	4 - 12 years
Patented technology	15	4 - 12 years
Proprietary software	16	4 - 5 years
Power agreements	20	1 - 7 years
Water rights	6	Indefinite

Total	$65

Selling and administrative expenses for the 2009 first quarter included a $36 million charge before taxes ($22 million after taxes) for costs related to the CBPR business integration.

The following unaudited pro forma information for the three months ended March 31, 2008, presents the results of operations of International Paper as if the CBPR acquisition had occurred on January 1, 2008. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2008, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended March 31, 2008
Net sales	$6,930
Earnings from continuing operations	125
Net earnings	108
Earnings from continuing operations per common share	0.29
Net earnings per common share	0.25

NOTE 7 - BUSINESSES HELD FOR SALE AND DIVESTITURES

Discontinued Operations:

2008:

During the first quarter of 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment to the purchase price received by the Company for the sale of its Beverage Packaging business, and a $2 million charge before taxes ($1 million after taxes) for operating losses related to certain wood products facilities.

Other Divestitures and Impairments:

2008:

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $763 million and $908 million at March 31, 2009 and December 31, 2008, respectively.

Inventories by major category were:

In millions	March 31, 2009	December 31, 2008
Raw materials	$369	$405
Finished pulp, paper and packaging	1,572	1,658
Operating supplies	371	379
Other	28	53

Total	$2,340	$2,495

Accumulated depreciation was $15.7 billion at March 31, 2009 and $15.6 billion at December 31, 2008. The allowance for doubtful accounts was $120 million at March 31, 2009 and $121 million at December 31, 2008.

The gross carrying amount of Intangible Assets, excluding goodwill, was $278 million ($238 million net of accumulated amortization) and $284 million ($246 million net of accumulated amortization) at March 31, 2009 and December 31, 2008, respectively. The Company recognized amortization expense of intangible assets of approximately $8 million for the first three months of both 2009 and 2008.

There was no material activity related to asset retirement obligations during either the first three months of 2009 or 2008.

Interest payments made during the three-month periods ended March 31, 2009 and 2008 were $89 million and $86 million, respectively. Capitalized interest costs were $3 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. Total interest expense was $173 million for the first three months of 2009 and $99 million for the first three months of 2008. Interest income was $9 million and $18 million for the three months ended March 31, 2009 and 2008, respectively. Both interest expense and interest income in 2009 and 2008 exclude approximately $44 million and $74 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $2 million and $3 million during the first three months of 2009 and 2008, respectively. The expense related to these preferred securities was included as a component of Net earnings attributable to noncontrolling interests. Income tax payments of $1 million and $19 million were made during the first three months of 2009 and 2008, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. (losses of $26 million and earnings of $17 million for the three months ended March 31, 2009 and 2008, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended March 31,
In millions	2009	2008
Service cost	$1	$—
Interest cost	8	9
Actuarial loss	8	7
Amortization of prior service cost	(7)	(9)

Net postretirement benefit cost (a)	$10	$7

(a)	Excludes a $1.5 million charge for the three-month period ended March 31, 2009 for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

NOTE 9 - GOODWILL

The following tables present changes in goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2009 and 2008:

In millions	Balance December 31, 2008	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2009
Industrial Packaging	$989	$(1)	$92	(b)	$1,080
Printing Papers	537	2	(5	) (c)	534
Consumer Packaging	102	—	—		102
Distribution	399	(2)	—		397

Total	$2,027	$(1)	$87		$2,113

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects purchase accounting adjustments related to the CBPR acquisition.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance March 31, 2008
Industrial Packaging	$683	$3	$—		$686
Printing Papers	2,043	11	(7	) (b)	2,047
Consumer Packaging	530	4	—		534
Distribution	394	—	(3)		391

Total	$3,650	$18	$(10)		$3,658

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In the fourth quarter of 2008, the Company performed an interim test for possible goodwill impairment as of December 31, 2008, and recorded preliminary estimated impairment charges of $379 million, representing all of the goodwill for the U.S. Coated Paperboard business, and $1.3 billion, representing all of the goodwill for the U.S. Printing Papers business. During the first quarter of 2009, the Company finalized the testing for these businesses resulting in no changes to the recorded impairment charges.

NOTE 10 - INCOME TAXES

International Paper adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. At December 31, 2008, cumulative unrecognized tax benefits under the provisions of FIN 48 totaled $435 million. During the first quarter of 2009, due to current period transactions, unrecognized tax benefits increased by $9 million to $444 million and accrued estimated interest and tax penalties increased by $4 million to $78 million. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $160 million during the next 12 months.

During the 2009 first quarter, the Company recorded in income tax expense charges totaling $20 million, consisting of a $14 million adjustment of deferred income taxes relating to incentive compensation payments during the quarter and a $6 million charge relating to recent state income tax legislation.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has been served with several lawsuits and is on notice of additional claims, and currently believes that it has adequate insurance to resolve these lawsuits and other claims. The Company believes that the settlement of these lawsuits will not have a material adverse effect on its consolidated financial statements.

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s (the 1980’s Hardboard Claims) and during the 1990’s (the 1990’s Hardboard Claims, and together with the 1980’s Hardboard Claims, the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 11, Commitments and Contingent Liabilities, to the financial statements included in International Paper’s 2008 10-K. All Hardboard Claims were required to be made by January 15, 2008, while all Omniwood and Woodruf Claims were required to be made by January 6, 2009.

The following table presents an analysis of the net reserve activity for these actions for the three-month period ended March 31, 2009:

In millions	Hardboard	Omniwood	Woodruf	Total
Balance, December 31, 2008	$6	$29	$6	$41
Payments	(6)	(8)	(1)	(15)

Balance, March 31, 2009	$—	$21	$5	$26

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

NOTE 12 - DEBT

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points, that can vary depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

Also in the first quarter of 2009, International Paper terminated an interest rate swap with a notional value of $100 million designated as a fair value hedge, resulting in a gain of $11 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. As the swap agreement was terminated early, the resulting gain will be amortized over the life of the related debt through April 2016.

At March 31, 2009 and December 31, 2008, International Paper classified $100 million and $796 million, respectively, of commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidence by its contractually committed credit facility, to renew or convert these obligations.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

NOTE 13 - DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Other assets, Other accrued liabilities and Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Other comprehensive income for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized currently in earnings together with changes in the fair value of any derivatives not designated as hedges.

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were not significant.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed rate debt. At March 31, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges under SFAS No. 133 were approximately $34 million and $484 million, respectively.

In the first quarter of 2009, an interest rate swap agreement designated as a fair value hedge with a notional value of $100 million was terminated. The termination was not in connection with early retirement of debt. The resulting gain of $11 million was deferred and recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2016.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the hedge instruments are reclassified out of OCI to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable.

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At March 31, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as cash flow hedges under SFAS No. 133 were approximately $1 billion. As of March 31, 2009, these contracts had maturities of two years or less. Losses of $15 million after taxes are expected to be reclassified to earnings within the next 12 months.

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of March 31, 2009, the hedged volumes of these energy contracts totaled one million barrels of fuel oil and 23 million MMBTU (Million British Thermal Units) of natural gas. As of December 31, 2008, the hedged volumes totaled one million barrels of fuel oil and 21 million MMBTUs of natural gas. These contracts had maturities of three years or less as of March 31, 2009. Losses of $35 million after taxes are expected to be reclassified to earnings within the next 12 months.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. As of March 31, 2009, these contracts have maturities of one year or less, with expected losses totaling $12 million after taxes to be reclassified to earnings. As of March 31, 2009 and December 31, 2008, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

In millions	March 31 2009	December 31, 2008
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	17	21
US dollar / Brazilian real	127	166
European euro / Polish zloty	73	96

Fair Value Measurements

International Paper applies the provisions of SFAS No. 157 to its financial assets and liabilities that are recorded at fair value, which consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. SFAS No. 157 sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. All of International Paper’s fair value measurements use Level 2 inputs. The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts – fair value	$4	(a)	$27	(b)	$—		$—
Interest rate contracts – cash flow	—		—		35	(c)	39	(c)
Commodity contracts - cash flow	2	(a)	—		87	(d)	75	(e)
Foreign exchange contracts – cash flow	11	(f)	27	(f)	33	(g)	47	(g)

Total derivatives designated as hedging instruments under SFAS 133	$17		$54		$155		$161

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	$—		$—		$8	(c)	$8	(c)
Embedded derivatives	8	(a)	8	(a)	—		—
Foreign exchange contracts	6	(f)	40	(f)	8	(g)	19	(g)

Total derivatives not designated as hedging instruments under SFAS 133	$14		$48		$16		$27

Total derivatives	$31		$102		$171		$188

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets, $3 million recorded in Accounts and notes receivable, net and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other liabilities in the accompanying consolidated balance sheet.

(d)	Includes $58 million recorded in Other accrued liabilities and $29 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Includes $47 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Included in Other current assets in the accompanying consolidated balance sheet.

(g)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

The following table provides the change in Accumulated other comprehensive income, net of tax, related to derivative instruments:

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) or Loss Reclassified from OCI into Income (Effective Portion)
	2009	2008		2009	2008
Interest rate contracts	$(1)	$—	Interest expense, net	$5	$—
Commodity contracts	(15)	22	Cost of products sold	9	—
Foreign exchange contracts	(6)	14	Cost of products sold	3	(13)

Total	$(22)	$36		$17	$(13)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $118 million as of March 31, 2009 and $109 million as of December 31, 2008. In addition, existing derivative contracts provide for netting across all derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 14 - RETIREMENT PLANS

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

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the financial statements included in International Paper’s 2008 10-K.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended March 31,
In millions	2009	2008
Service cost	$31	$25
Interest cost	137	133
Expected return on plan assets	(158)	(167)
Actuarial loss	44	30
Amortization of prior service cost	7	7

Net periodic pension expense (a)	$61	$28

(a)	Excludes a charge of $31 million for the three-month period ended March 31, 2009 for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plan in 2009. The Company continually reassesses the amount and timing of any discretionary contributions. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $7 million through March 31, 2009.

NOTE 15 - STOCK-BASED COMPENSATION

International Paper has a Long-Term Incentive Compensation Plan (LTICP) that includes a performance share program, a service-based restricted stock award program, an executive continuity award program that provides for tandem grants of restricted stock and stock options, and a stock option program that has been discontinued as described below. The LTICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). Non-employee directors are not eligible for awards under the LTICP. A detailed discussion of these plans is presented in Note 18 to the financial statements included in International Paper’s 2008 10-K. As of March 31, 2009, 26.8 million shares were available for grant under the LTICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2009 and 2008 was $17 million and $29 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 and $19,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $28 million and $130 million for the three-month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, $74 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 1,100 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected volatility	33.83% - 89.60%	19.57% -25.46%
Risk-free interest rate	0.540% - 1.274%	1.199% -3.497%

The following summarizes the activity for PSP for the three months ended March 31, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,254,256	$32.69
Granted	4,097,913	19.08
Shares Issued (a)	(3,111,896)	33.67
Forfeited	(170,022)	26.24

Outstanding at March 31, 2009	7,070,251	$24.53

(a)	Includes 121,496 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of March 31, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	25,093,122	$39.68
Granted	—	—
Exercised	—	—
Forfeited	(52,433)	43.34
Expired	(1,363,910)	41.24

Outstanding at March 31, 2009	23,676,779	$39.58	3.5	$—

All options were fully vested and exercisable as of March 31, 2009.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	102,000	$35.11
Granted	5,000	11.80
Shares Issued	—	—
Forfeited	—	—

Outstanding at March 31, 2009	107,000	$34.03

NOTE 16 - SUBSEQUENT EVENT

On May 4, 2009, the Company announced that it had priced $1.0 billion of 9.35% senior unsecured notes due in 2019. The Company intends to use the net proceeds from the sale of the notes primarily to repay and extend the maturities of other long-term debt.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended March 31,
	2009	2008
Industrial Packaging	$2,180	$1,445
Printing Papers	1,325	1,715
Consumer Packaging	715	770
Distribution	1,590	1,985
Forest Products	5	25
Corporate and Inter-segment Sales	(147)	(272)

Net Sales	$5,668	$5,668

Operating Profit by Industry Segment

	Three Months Ended March 31,
	2009		2008
Industrial Packaging	$360	(2,3)	$97
Printing Papers	312	(2,4)	185
Consumer Packaging	112	(2,5)	9 (5)
Distribution	(7)		16
Forest Products	2		25

Operating Profit (1)	779		332
Interest expense, net	(164)		(81)
Noncontrolling interest/equity earnings adjustment (6)	6		4
Corporate items, net	(51)		(21)
Restructuring and other charges	(52)		(37)
Net (gains) losses on sales and impairments of businesses	—		1

Earnings from continuing operations before income taxes and equity earnings	$518		$198

Equity earnings, net of taxes – Ilim Holding S.A. (1)	$(26)		$17

(1)	In addition to the operating profits shown above, International Paper recorded an equity loss, net of taxes, of $26 million for the three months ended March 31, 2009, and equity earnings, net of taxes, of $17 million for the three months ended March 31, 2008 related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Includes first-quarter 2009 gains of $208 million for the Industrial Packaging segment, $240 million for the Printing Papers segment and $92 million for the Consumer Packaging segment relating to alternative fuel mixture credits.

(3)	Includes a charge of $36 million for the three months ended March 31, 2009 for CBPR integration costs.

(4)	Includes charges of $23 million and $6 million for the three months ended March 31, 2009 for the closure of the Inverurie, Scotland, mill and the shutdown of the Franklin, Virginia lumber mill, sheet converting plant and converting innovations center, respectively.

(5)	Includes charges of $2 million and $5 million for the three months ended March 31, 2009 and 2008, respectively, related to the reorganization of the Company’s Shorewood operations.

(6)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes and equity earnings.

INTERANTIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended March 31,
In thousands of short tons	2009	2008
Industrial Packaging
Corrugated Packaging (3)	1,776	882
Containerboard (3)	471	506
Recycling (3)	595	—
Saturated Kraft	21	46
Bleached Kraft	13	19
European Industrial Packaging	270	295
Asia Industrial Packaging	88	138

Industrial Packaging	3,234	1,886

Printing Papers
U.S. Uncoated Papers	693	910
European and Russian Uncoated Papers	370	373
Brazilian Uncoated Papers	180	210
Asian Uncoated Papers	3	8

Uncoated Papers	1,246	1,501

Market Pulp (4)	317	354

Consumer Packaging
U.S. Coated Paperboard	290	400
European Coated Paperboard	87	81
Asia Coated Paperboard	189	125
Other Consumer Packaging	46	41

Consumer Packaging	612	647

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes CBPR volumes from date of acquisition in August 2008.

(4)	Includes internal sales to mills.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Despite difficult economic conditions during the 2009 first quarter, International Paper Company posted solid operating results. Sales volumes declined compared with the 2008 fourth quarter as we continued to match our production to customer orders while controlling our inventory levels. Our manufacturing operations ran very efficiently, and we realized more than $30 million of overhead cost savings. While average price realizations declined modestly, input costs for raw materials and energy and freight costs were also lower. We generated solid operating cash flow, enabling us to reduce debt balances by $550 million during the quarter, and an additional $390 million in April.

Looking ahead to the second quarter, we expect to continue to face a challenging economic environment. Demand for packaging, printing papers and market pulp improved slightly in early April, although it is unclear if this improvement will prove to be sustainable. Costs for fiber, energy, chemicals and freight should continue to decline. Maintenance outage costs will increase significantly in the second quarter reflecting a seasonal increase in planned maintenance activity, although manufacturing operations should remain strong. Equity earnings from our Ilim joint venture in Russia will be below first-quarter levels, principally due to larger unfavorable U.S. dollar debt currency remeasurement charges. Thus, in summary, we expect that operating earnings for the second quarter will be below first-quarter levels.

RESULTS OF OPERATIONS

For the first quarter of 2009, International Paper Company reported net sales of $5.7 billion, compared with $5.7 billion in the first quarter of 2008 and $6.5 billion in the fourth quarter of 2008.

Net earnings attributable to International Paper totaled $257 million, or $0.61 per share, in the 2009 first quarter. This compared with earnings of $133 million, or $0.31 per share, in the first quarter of 2008 and a loss of $1.8 billion, or $4.25 per share, in the fourth quarter of 2008.

Earnings from continuing operations attributable to International Paper Company (excluding noncontrolling interests) were $257 million in the first quarter of 2009 compared with $150 million in the first quarter of 2008 and a loss of $1.8 billion in the 2008 fourth quarter. Compared with the first quarter of 2008, earnings in the 2009 first quarter benefited from higher average price realizations ($37 million), earnings from the CBPR business acquired in the 2008 third quarter ($81 million), and lower operating costs and a more favorable mix of products sold ($131 million). These benefits were offset by lower sales volumes and higher lack-of-order downtime ($219 million), higher mill outage costs ($14 million), higher raw material and freight costs ($19 million), lower earnings from land sales ($16 million), higher net interest expense ($56 million), higher corporate items and other costs ($21 million), and a higher income tax provision ($2 million) reflecting a higher estimated effective tax rate in 2009. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $43 million lower in the 2009 first quarter than in the 2008 first quarter. Net special items were a gain of $223 million in the 2009 first quarter, reflecting a $330 million after-tax gain from alternative fuel mixture credits, versus a loss of $25 million in the first quarter of 2008.

Compared with the fourth quarter of 2008, earnings from continuing operations benefited from lower manufacturing costs ($64 million) and lower raw material and freight costs ($95 million). These benefits were more than offset by lower average price realizations ($18 million), lower sales volumes and higher lack-of-order downtime ($93 million), lower earnings from land sales ($28 million), higher mill outage costs ($15 million), increased corporate items and other costs ($20 million), and a higher income tax provision ($9 million) reflecting a higher estimated effective tax rate in 2009. Net interest expense decreased ($20 million). Fourth-quarter 2008 earnings included income of approximately $26 million after taxes related to the final insurance settlement for the Vicksburg mill recovery boiler explosion. Equity earnings, net of taxes, for Ilim Holding S.A. decreased by $26 million versus the fourth quarter. Net special items were a gain of $223 million in the 2009 first quarter versus a loss of $1.9 billion in the fourth quarter of 2008, which included a $1.8 billion goodwill impairment charge.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, and equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31,		December 31, 2008
In millions	2009	2008
Net Earnings (Loss) Attributable to International Paper Company	$257	$133	$(1,791)
Deduct – Discontinued operations:
Earnings (loss) from operations	—	1	(5)
Loss on sales or impairments	—	16	—

Earnings (Loss) From Continuing Operations Attributable to International Paper Company	257	150	(1,796)
Add back (deduct):
Income tax provision (benefit)	230	59	(112)
Equity earnings, net of taxes	27	(16)	2
Noncontrolling interests, net of taxes	4	5	(12)

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	518	198	(1,918)
Interest expense, net	164	81	186
Noncontrolling interests / equity earnings included in operations	(6)	(4)	13
Corporate items	51	21	21
Special items:
Restructuring and other charges	52	37	53
Impairments of goodwill	—	—	1,777
Net gains on sales and impairments of businesses	—	(1)	—

	$779	$332	$132

Industry Segment Operating Profit
Industrial Packaging	$360	$97	$111
Printing Papers	312	185	(40)
Consumer Packaging	112	9	(3)
Distribution	(7)	16	26
Forest Products	2	25	38

Total Industry Segment Operating Profit (1)	$779	$332	$132

(1)	In addition to operating profit shown above, International Paper recorded an equity loss, net of taxes, of $26 million for the three months ended March 31, 2009, and equity earnings, net of taxes, of $17 million for the three months ended March 31, 2008 and $0 million for the three months ended December 31, 2008, related to its investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $779 million in the 2009 first quarter were higher than both the $332 million in the 2008 first quarter and the $132 million in the 2008 fourth quarter. Compared with the first quarter of 2008, earnings in the current quarter benefited from significantly higher average price realizations ($54 million), earnings from the CBPR business acquired in the 2008 third quarter ($119 million) and lower operating costs and a more favorable mix of products sold ($192 million). These benefits were offset by lower sales volumes and increased lack-of-order downtime ($320 million), higher mill outage costs ($20 million), higher raw material and freight costs ($28 million), lower gains from land sales ($23 million), and higher corporate items and other costs ($5 million). Special items consisted of a gain of $473 million in the 2009 first quarter, including a pre-tax gain of $540 million from alternative fuel mixture credits, compared with a loss of $5 million in the 2008 first quarter.

Compared with the 2008 fourth quarter, operating profits benefited from lower manufacturing costs ($83 million) and lower raw material and freight costs ($124 million). These benefits were offset by lower average price realizations ($24 million), lower sales volumes and increased lack-of-order downtime ($121 million), higher mill outage costs ($20 million), and lower gains from land sales ($36 million). Corporate items and other costs decreased ($9 million). Fourth-quarter 2008 earnings included income of approximately $33 million related to the final insurance settlement for the Vicksburg mill recovery boiler explosion. Special items consisted of a gain of $473 million in the 2009 first quarter versus a loss of $192 million in the fourth quarter of 2008.

During the 2009 first quarter, International Paper took approximately 1,220,000 tons of downtime, including 1,075,000 tons that were market-related, compared with approximately 120,000 tons of downtime in the first quarter of 2008, which included 17,000 tons of market-related downtime. During the 2008 fourth quarter, International Paper took approximately 1,080,000 tons of downtime, including 998,000 tons that were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Discontinued Operations

2008:

During the first quarter of 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment of the purchase price received by the Company for the sale of its Beverage Packaging business, and a $2 million charge before taxes ($1 million after taxes) for operating losses related to certain wood products facilities.

Income Taxes

The income tax provision was $230 million for the 2009 first quarter. Excluding a $14 million expense attributable to an adjustment of deferred income taxes relating to incentive compensation payments, a $6 million expense relating to recent state income tax legislative changes and an expense of $178 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

In the 2008 fourth quarter there was an income tax benefit of $112 million. Excluding a $40 million benefit relating to the restructuring of the Company’s international operations and a benefit of $96 million relating to the tax effects of special items, the effective tax rate for continuing operations was 23% for the quarter.

The income tax provision totaled $59 million in the 2008 first quarter. Excluding a $16 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items was 31.5%.

Interest Expense and Corporate Items

Net interest expense for the 2009 first quarter was $164 million compared with $186 million for the 2008 fourth quarter and $81 million for the 2008 first quarter. The higher net expense compared with the prior year reflects the issuance of $6 billion of debt, mainly in connection with the acquisition of the CBPR business. The decrease compared with the 2008 fourth quarter reflects repayments of debt during the last two quarters.

Corporate items, net, of $51 million in the 2009 first quarter were higher than the $21 million of net expense in both the 2008 fourth quarter and 2008 first quarter due to increased 2009 pension expenses. Overhead charges allocated to industry segments in the first quarter of 2009 were $23 million higher than in the fourth quarter of 2008 reflecting higher benefit-related costs, partially offset by lower inventory-related and workers’ compensation costs. Overhead charges allocated to industry segments in the first quarter of 2009 were $18 million lower than in the first quarter of 2008 due to lower inventory-related costs.

Special Items

Restructuring and Other Charges

2009:

During the first quarter of 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded, including a $52 million charge before taxes ($32 million after taxes) for severance and benefits associated with the Company’s 2008 overhead reduction program, a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, a $6 million charge before taxes ($4 million after taxes) related to the shutdown of certain operations at the Franklin, Virginia mill, and a $2 million charge before taxes ($1 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations. Additionally, a $20 million charge was recorded for certain tax adjustments
(see Note 10).

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first quarter of 2009.

Industrial Packaging

	2009	2008
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$2,180	$1,445	$2,455
Operating Profit	360	97	111

Industrial Packaging net sales for the first quarter of 2009 were 11% lower than in the fourth quarter of 2008 and 51% higher than in the first quarter of 2008. Operating profits in the first quarter of 2009 included a gain of $208 million relating to alternative fuel mixture credits and $36 million for CBPR integration costs, while operating profits in the fourth quarter of 2008 included $34 million of CBPR integration and other closure costs. Excluding these items, operating profits in the first quarter of 2009 were 30% higher than in the fourth quarter of 2008 and 94% higher than in the first quarter of 2008. Sales and profits for the 2009 first quarter and 2008 fourth quarter include the operating results of the CBPR business acquired on August 4, 2008.

North American Industrial Packaging net sales were $1.9 billion in the first quarter of 2009 compared with $2.1 billion in the fourth quarter of 2008 and $1.05 billion in the first quarter of 2008. Operating earnings were $347 million ($175 million excluding alternative fuel mixture credits and the CBPR integration costs) in the first quarter of 2009 compared with $96 million ($130 million excluding CBPR integration and other closure costs) in the fourth quarter of 2008 and $79 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 compared with the fourth quarter of 2008 were lower reflecting weaker customer demand. Average sales price realizations for domestic and export containerboard declined. Average sales price realizations for boxes were higher than in the 2008 fourth quarter although box prices began to decline during the quarter. Planned maintenance downtime costs were $23 million higher in the 2009 first quarter with outages at the Mansfield and Savannah mills. Input costs for wood, recycled fiber, energy, wax and chemicals continued to decline. Freight costs also declined due to better utilization and lower fuel costs. Manufacturing costs were favorable reflecting the realization of CBPR acquisition synergies and cost control initiatives. The business took 730,000 tons of lack-of-order downtime in the first quarter of 2009 compared with 702,000 tons in the fourth quarter of 2008. Fourth-quarter 2008 results also included approximately $33 million of income related to the final insurance settlement for the Vicksburg mill recovery boiler explosion.

Compared with the first quarter of 2008, excluding the added volumes from the CBPR acquisition, sales volumes for both containerboard and boxes were lower due to weaker customer demand. Average sales price realizations were significantly higher reflecting sales price increases during 2008. Manufacturing costs were significantly lower, particularly in the box plants, reflecting the benefits from cost control initiatives. There was no lack-of-order downtime taken in the first quarter of 2008 compared with the 730,000 tons taken in the 2009 first quarter.

Looking ahead to the 2009 second quarter, sales volumes are expected to improve slightly for both containerboard and boxes, and lack-of-order downtime should be lower. Profit margins are expected to reflect continued pressures. Costs associated with planned maintenance outages should be higher in the second quarter with outages planned for five mills. Input costs are expected to continue to decline, principally for energy.

European Industrial Packaging net sales were $240 million in the first quarter of 2009 compared with $255 million in the fourth quarter of 2008 and $315 million in the first quarter of 2008. Operating earnings were $13 million in the first quarter of 2009 compared with $15 million in the fourth quarter of 2008 and $18 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 were lower than in the fourth quarter of 2008 reflecting weaker demand in packaging markets for industrial products throughout Europe. Sales margins improved as reductions in kraft and recycled containerboard costs were greater than the declines in box prices. Operating expenses were favorable reflecting the benefits of cost reduction initiatives, but were partially offset by unfavorable operating costs at the Etienne mill. Input costs decreased slightly due to lower energy costs.

Compared with the 2008 first quarter, sales volumes in the 2009 first quarter were lower, reflecting the weaker market for industrial packaging. Agricultural box sales volumes were seasonally strong. Sales margins were higher as the result of lower costs for kraft and recycled containerboard combined with strong box prices. Input costs were about flat, while operating costs were favorable.

Entering the second quarter, sales volumes are expected to be about flat due to continued weakness in industrial markets and seasonally slower agricultural business in Morocco and Spain, partially offset by additional fruit and vegetable box volume in France. Sales margins are expected to reflect competitive pressure on box prices.

Asian Industrial Packaging net sales were $55 million in the first quarter of 2009 compared with $75 million in the fourth quarter of 2008 and $80 million in the first quarter of 2008. Operating earnings were about breakeven in all periods.

Printing Papers

	2009	2008
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,325	$1,715	$1,505
Operating Profit (Loss)	312	185	(40)

Printing Papers net sales for the first quarter of 2009 were 12% lower than in the fourth quarter of 2008 and 23% lower than in the first quarter of 2008. Operating profits in the first quarter of 2009 included a gain of $240 million relating to alternative fuel mixture credits and $29 million of facility closure costs, while operating profits in the fourth quarter of 2008 included $153 million of shutdown costs for the Louisiana mill and a paper machine at the Franklin mill. Excluding these items, operating profits in the first quarter of 2009 were 11% lower than in the fourth quarter of 2008 and 45% lower than in the first quarter of 2008.

North American Printing Papers net sales were $705 million in the first quarter of 2009 compared with $765 million in the fourth quarter of 2008 and $885 million in the first quarter of 2008. Operating earnings were $276 million ($84 million excluding alternative fuel mixture credits and facility closure costs) in the first quarter of 2009 compared with $43 million ($73 million excluding closure costs) in the fourth quarter of 2008 and $106 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 were lower than in the fourth quarter of 2008 reflecting weaker customer demand. The business took 152,000 tons of lack-of-order downtime in the first quarter compared with 127,000 tons in the fourth quarter. Average sales price realizations for uncoated freesheet paper declined moderately. Input costs for wood, energy and chemicals and freight costs were significantly lower. Planned maintenance downtime costs were about $6 million lower reflecting an outage at the Georgetown mill in the 2009 first quarter compared with three mills in the 2008 fourth quarter. Manufacturing operating costs were favorable due to the impact of cost reduction efforts and excellent machine performance.

Compared with the first quarter of 2008, average sales price realizations were up significantly in the first quarter of 2009, reflecting the realization of price increases implemented during 2008. Sales volumes, however, were significantly lower reflecting weak customer demand, the reduction in capacity resulting from the conversion of the Louisiana mill to pulp production in June 2008, and the shutdown of the Franklin paper machine. Lack-of-order downtime in the current quarter was higher than in the first quarter of 2008 when none was taken. Input costs were higher for wood and chemicals, partially offset by lower energy costs. Freight costs were also lower. Manufacturing costs were favorable reflecting cost reduction efforts, strong operations, and the absence of the higher-cost Louisiana mill. Planned maintenance downtime costs were $9 million lower in the current quarter, with an outage at one mill versus two in the 2008 first quarter.

Looking ahead to the second quarter of 2009, sales volumes are expected to be about flat. Input costs for wood, energy and chemicals are expected to continue to decrease. Planned maintenance expenses will be higher in the second quarter with planned outages at the Courtland, Franklin, Eastover and Riverdale mills.

European Printing Papers net sales were $325 million in the first quarter of 2009 compared with $350 million in the fourth quarter of 2008 and $435 million in the first quarter of 2008. Operating earnings in the first quarter of 2009 were $2 million ($25 million excluding expenses associated with the closure of the Inverurie, Scotland mill at the end of the quarter) compared with earnings of $36 million in the fourth quarter of 2008 and $42 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 were higher than in the fourth quarter of 2008 reflecting increased sales of uncoated freesheet paper, particularly in Russia, following a very weak fourth quarter. Average sales price realizations declined significantly across most of Western Europe but increased in the UK, Poland and Russia. Manufacturing costs were unfavorable, despite improved operating performance, as the Saillat mill in

France commenced an 18 month maintenance outage in late March. Energy costs were also higher, particularly in Poland. Foreign exchange movements during the quarter significantly improved the margins at the Kwidzyn mill in Poland but this was partially offset by higher foreign exchange translation losses on U.S. dollar-denominated loans at the Svetogorsk mill in Russia.

Compared with the 2008 first quarter, sales volumes in the 2009 first quarter were slightly lower due to reduced shipments from the Inverurie, Scotland mill, partially offset by higher uncoated freesheet paper shipments from the Svetogorsk mill in Russia to Western Europe. Average sales price realizations were significantly lower across most of Western Europe but remained higher in the UK, Poland and Russia due to local currency devaluations. The unfavorable impact of the start of the Saillat mill maintenance outage in late March was more than offset by improved operating performance. Input costs were unfavorable as higher energy costs in Poland and Russia and higher chemical costs in Russia more than offset significantly lower wood costs. Foreign exchange movements during the quarter significantly improved the margins at the Kwidzyn mill in Poland, but this was almost entirely offset by translation losses on the U.S. dollar loans at the Svetogorsk mill in Russia.

In the 2009 second quarter, sales volumes are expected to be lower than in the first quarter reflecting the closure of the Inverurie mill in Scotland and lower shipments from the Svetogorsk mill in Russia to Western Europe. Average sales price realizations are expected to continue to be under pressure in Western Europe but should improve in Russia. Planned maintenance downtime expenses are expected to be higher, but energy costs should decline due to seasonally lower tariffs and reduced consumption.

Brazilian Printing Papers net sales were $170 million in the first quarter of 2009 compared with $215 million in the fourth quarter of 2008 and $225 million in the first quarter of 2008. Operating earnings in the first quarter of 2009 were $20 million compared with $44 million in the fourth quarter of 2008 and $33 million in the first quarter of 2008.

Average sales price realizations in the first quarter of 2009 were lower than in the fourth quarter of 2008 as higher prices in the domestic market were more than offset by lower prices in export markets, primarily Europe. Sales volumes decreased reflecting seasonally weaker uncoated freesheet paper demand in both the domestic and export markets. Average margins were negatively affected by an increased proportion of lower-margin export sales. Input costs were slightly favorable due to lower fuel oil and chemical costs. Planned maintenance downtime costs in the first quarter were higher than in the fourth quarter. Manufacturing operating costs were unfavorable reflecting costs associated with the start-up of a new paper machine at Tres Lagoas. Additionally, earnings were impacted by unfavorable foreign exchange effects.

Compared with the first quarter of 2008, sales volumes decreased reflecting weaker customer demand for uncoated freesheet paper. Average sales price realizations were higher in the domestic market, but were lower in export markets. Input costs for wood, energy and chemicals increased. Manufacturing operating costs were also higher due to the start-up of the Tres Lagoas paper machine.

Looking ahead to the second quarter of 2009, sales volumes are expected to improve reflecting seasonally stronger customer demand for uncoated freesheet paper. Profit margins are expected to reflect continued competitive pressure on price realizations, offset by lower input costs for chemicals and energy. Planned maintenance outage expenses should also decline. Earnings are expected to be negatively affected by unfavorable foreign exchange rates.

Asian Printing Papers net sales were minimal in the first quarter of 2009 compared with $5 million in both the fourth and first quarters of 2008. Operating earnings were about breakeven for all periods presented.

U.S. Market Pulp net sales were $125 million in the first quarter of 2009 compared with $170 million in the fourth quarter of 2008 and $165 million in the first quarter of 2007. Operating earnings were $14 million (a loss of $28 million excluding alternative fuel mixture credits) in the first quarter of 2009 compared with a loss of $162 million (a loss of $39 million excluding costs associated with the shutdown of the Louisiana mill) in the fourth quarter of 2008 and earnings of $4 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 were slightly lower than in the fourth quarter of 2008 reflecting weaker customer demand. During the quarter, 48,000 tons of lack-of-order downtime was taken compared with 120,000 tons in the fourth quarter of 2008, which included 71,000 tons at the Louisiana mill that was permanently closed in the fourth quarter. Average sales price realizations declined for both market pulp and fluff pulp, although margins were favorably impacted by a greater proportion of higher-margin fluff pulp sales. Planned maintenance downtime costs were higher in the first quarter of 2009. Manufacturing operations improved significantly reflecting benefits from cost reduction efforts and excellent operating performance. Input costs for wood, energy and chemicals decreased, and freight costs were also lower.

Compared with the first quarter of 2008, sales volumes were lower and lack-of-order downtime was higher due to weaker customer demand. Average sales price realizations were significantly lower as the decline in customer demand caused prices for market pulp and fluff pulp to fall. Manufacturing operating costs decreased and planned maintenance downtime costs were also lower. Higher wood and chemical costs were partially offset by lower energy costs, while freight costs increased slightly.

Entering the 2009 second quarter, sales volumes are expected to remain at about first-quarter levels as the Riegelwood mill continues to ramp up its production of fluff pulp. Costs associated with planned maintenance outages are expected to be less in the second quarter, while operating costs should remain flat. Input costs for wood, energy and chemicals and freight costs should be slightly favorable.

Consumer Packaging

	2009	2008
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$715	$770	$800
Operating Profit (Loss)	112	9	(3)

Consumer Packaging net sales for the first quarter of 2009 were 11% lower than in the fourth quarter of 2008, and 7% lower than in the first quarter of 2008. Operating profits in the first quarter of 2009 included a gain of $92 million relating to alternative fuel mixture credits, and included costs associated with the reorganization of the Shorewood business of $2 million, $4 million and $5 million in the 2009 first quarter, the 2008 fourth quarter and the 2008 first quarter, respectively. Excluding these items, operating profits in the first quarter of 2009 were higher than in both the fourth and first quarters of 2008.

North American Consumer Packaging net sales were $530 million in the first quarter of 2009 compared with $635 million in the fourth quarter of 2008 and $600 million in the first quarter of 2008. Operating earnings in the first quarter of 2009 were $94 million ($4 million excluding the alternative fuel mixture credits and Shorewood reorganization costs) compared with $12 million ($16 million excluding Shorewood reorganization costs) in the fourth quarter of 2008 and a loss of $3 million (a gain of $2 million excluding Shorewood reorganization costs) in the first quarter of 2008.

Coated paperboard average sales price realizations improved in the first quarter of 2009 compared with the fourth quarter of 2008 reflecting price increases for cup stock, folding carton board and coated bristols. Sales volumes, however, decreased for all product lines, and 127,000 tons of lack-of-order downtime was taken to balance supply with customer demand compared with 14,000 tons of lack-of-order downtime in the fourth quarter. Demand softened during the quarter reflecting a decline in consumer spending. Planned maintenance downtime costs were $10 million lower than the previous quarter. Costs for wood, energy, and chemicals were lower than in the fourth quarter, while manufacturing operating costs were about flat.

Compared with the first quarter of 2008, average sales price realizations were significantly higher reflecting the realization of price increases implemented during 2008. However, sales volumes decreased and lack-of-order downtime increased reflecting weaker market conditions. Input costs were comparable to the first quarter of 2008 as higher energy costs were largely offset by lower costs for chemicals. Manufacturing operating costs were favorable while planned maintenance downtime expenses were about $3 million higher.

Shorewood sales volumes in the first quarter of 2009 decreased from the fourth quarter of 2008 reflecting a seasonal decline in demand in the home entertainment segment and weak general economic conditions, partially offset by higher shipments in the tobacco segment. Average margins were lower as a result of lower sales volume in the higher-margin home entertainment segment. Raw material costs in the first quarter of 2009 were about the same as in the fourth quarter of 2008, but the benefits from cost reduction initiatives had a favorable impact on earnings. First-quarter results included $2 million of expenses related to the reorganization of Shorewood’s operations versus $4 million in the fourth quarter. Compared with the 2008 first quarter, sales volumes in the 2009 first quarter decreased slightly, reflecting lower shipments in the home entertainment and tobacco segments. Average sales margins improved reflecting a more favorable mix of products sold. Earnings also improved due to increased efficiencies from the business reorganization actions undertaken in 2008 and 2009.

Foodservice sales volumes in the first quarter of 2009 were slightly lower than in the fourth quarter of 2008 due to normal seasonal factors and the impact of the weak economy. Average margins improved as the result of higher contract price realizations coupled with stable board and lower resin costs. Operating costs were about flat. Compared with the first quarter of 2008, sales volumes in the 2009 first quarter decreased, while average margins increased reflecting improved average sales price realizations and a more favorable mix of products sold. Raw material costs were lower, primarily for resins, but operating costs were higher.

Looking ahead to the 2009 second quarter, coated paperboard sales volumes should increase, although lack-of-order downtime will be taken as needed to balance supply with customer demand. Input costs are expected to decrease. Planned maintenance downtime will be higher in the second quarter with downtime scheduled at three mills. Shorewood’s sales volumes are expected to increase, reflecting higher home entertainment and consumer products shipments. Operating results should also improve with the completion of Shorewood’s business reorganization initiatives. Foodservice operating results should benefit from seasonally higher sales volumes, the full-quarter realization of January sales price increases and a more favorable product mix. Input costs and operating costs are expected to remain about flat.

European Consumer Packaging net sales were $70 million in the first quarter of 2009 compared with $70 million in the fourth quarter of 2008 and $75 million in the first quarter of 2008. Operating earnings were $14 million in the first quarter of 2009 compared with $5 million in the fourth quarter of 2008 and $9 million in the first quarter of 2008.

Sales volumes in the first quarter of 2009 were higher than the fourth quarter of 2008, while average sales price realizations declined. Manufacturing costs were favorable, reflecting strong operating performance and lower lack-of-order downtime. Compared with the first quarter of 2008, sales volumes in the first quarter of 2009 were higher reflecting increased sales to export markets. Average sales price realizations declined, due in part to the increase in lower-margin export sales, but also due to lower sales prices in European domestic markets.

Operating results in the 2009 second quarter will reflect costs associated with the annual planned maintenance shutdown of the Svetogorsk mill.

Asian Consumer Packaging net sales were $115 million in the first quarter of 2009 compared with $95 million in both the fourth and first quarters of 2008. Operating earnings in the first quarter of 2009 were $4 million compared with a loss of $20 million in the fourth quarter of 2008 and a gain of $3 million in the first quarter of 2008. Costs related to the start-up of the Shandong International Paper & Sun Coated Paperboard Co., Ltd. joint venture’s new folding box board paper machine and weaker demand in China led to the loss in the fourth quarter of 2008.

Distribution

	2009	2008
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,590	$1,985	$1,940
Operating Profit (Loss)	(7)	16	26

Distribution’s 2009 first quarter sales were 18% lower than in the fourth quarter of 2008 and 20% lower than the first quarter of 2008. Weak U.S. economic conditions were the major factor in the decline in operating profits.

First-quarter 2009 sales of papers and graphic arts supplies and equipment totaled $1.0 billion compared with $1.2 billion in the fourth quarter of 2008 and $1.3 billion in the 2008 first quarter. First-quarter 2009 revenues reflect a decline in shipments to publishing and commercial printers corresponding to reduced published industry trade activity. Mill direct sales were down more than 20% compared with prior quarters while stock sales were also down significantly. Credit tightness, a reduction in print advertising, and general economic conditions all contributed to the reduction in demand.

Packaging sales were $300 million in the first quarter of 2009 compared with $400 million in both the fourth and first quarters of 2008. Sales of facility supply products totaled $250 million in the first quarter of 2009, compared with $300 million in both the fourth and first quarters of 2008.

Operating results fell to a $7 million loss in the first quarter of 2009 compared with profit of $26 million in the fourth quarter of 2008 and $16 million in the first quarter of 2008. Lower sales volumes were the principal cause of the earnings decline compared to both prior quarters. First-quarter 2009 earnings were also affected by lower prices, margin pressure and higher bad debt levels. Cost reduction efforts initiated in 2008 partially mitigated these unfavorable earnings effects.

Looking ahead to the 2009 second quarter, operating results are expected to benefit from improved sales volumes and continued benefits from cost reduction actions.

Forest Products

	2009	2008
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$5	$25	$65
Operating Profit	2	25	38

Forest Products sales and profits are driven by forestland sales, which can vary from quarter to quarter due to various factors. Net sales in the first quarter of 2009 were 92% lower than in the fourth quarter of 2008 and 80% lower than in the first quarter of 2008. Operating earnings in the first quarter of 2008 were 95% lower than in the fourth quarter of 2008 and 92% lower than in the first quarter of 2008. Second quarter results are currently projected to be similar to the first quarter.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2009 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended December 31, 2008 under the caption Equity earnings, net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded an equity loss, net of taxes, of $26 million in the first quarter of 2009 compared with about breakeven results in the fourth quarter of 2008. Sales volumes in the fourth quarter of 2008 decreased compared with the third quarter of 2008, principally for market pulp, reflecting significantly weaker customer demand, particularly in markets in China. Sales price realizations decreased across all product lines, but most sharply for softwood and hardwood pulp. Input costs increased for wood, chemicals and energy. The business took 106,000 metric tons of lack-of-order downtime during the fourth quarter compared with none in the third quarter. In addition, fourth-quarter results included a $19 million charge to write-off project development expenses and a $5 million provision for the write-down of assets. Additionally, foreign exchange losses on the remeasurement of U.S. dollar-denominated debt were $5 million higher compared with the third quarter of 2008.

In the first quarter of 2008, the Company had recorded equity earnings, net of taxes, of $17 million related to operations in the fourth quarter of 2007. Sales volumes in the 2007 fourth quarter reflected strong customer demand for both pulp and containerboard. Average sales price realizations were also strong for both Russian domestic and export sales. Equity earnings also included a $4 million foreign exchange gain on the remeasurement of U.S. dollar-denominated debt into Russian rubles and a $6 million charge to write-up inventory to its fair value as of the acquisition date.

Looking ahead to the second quarter of 2009, demand in both the domestic and export markets is expected to remain weak, although lack-of-order downtime is expected to moderate slightly. Average sales price realizations are expected to continue to remain weak, especially in the Russian domestic market. The strengthening of the U.S. dollar versus the Russian ruble will result in an additional unfavorable foreign exchange remeasurement impact on earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $794 million for the first three months of 2009, up from $434 million for the comparable 2008 three-month period. Earnings from operations adjusted for non-cash charges were $495 million for the first three months of 2009 compared to $418 million for the first three months of 2008. Cash provided by working capital components totaled $299 million for the first three months of 2009, up from $16 million for the comparable 2008 three-month period.

Investments in capital projects totaled $128 million in the first three months of 2009 compared to $215 million in the first three months of 2008. Full-year 2009 capital spending is currently expected to be approximately $600 million, or about 40% of depreciation and amortization expense for our current businesses.

Financing activities for the first three months of 2009 included a $550 million net reduction in debt versus a $57 million net increase during the comparable 2008 three-month period.

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that can vary depending upon the credit rating of the Company and a maturity date in March 2012. International Paper then used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at the date of payment) with an original maturity date in August 2009. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of maturing notes with interest rates ranging from 4.25% to 5.0%.

Also in the first quarter of 2009, International Paper terminated an interest rate swap with a notional value of $100 million designated as a fair value hedge, resulting in a gain of $11 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. As the swap agreement was terminated early, this gain will be amortized to earnings over the life of the related debt through April 2016.

In April 2009, subsequent to the end of the first quarter, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. The debt has an initial interest rate of LIBOR plus a margin of 162.5 basis points that can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments and has a final maturity in August 2013. Additionally, IP Co Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the investment in Ilim. These notes had an initial interest rate of LIBOR plus 100 basis points and a maturity date in April 2009.

On May 4, 2009, the Company announced that it had priced $1.0 billion of 9.375% senior unsecured notes due in 2019. The Company intends to use the net proceeds from the sale of the notes primarily to repay and extend the maturities of other long-term debt.

At March 31, 2009 and December 31, 2008, International Paper classified $100 million and $796 million, respectively, of commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first three months of 2009, International Paper issued approximately 4.0 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $10 million. During the first three months of 2008, the Company issued approximately 2.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million. Common stock dividend payments totaled $108 million and $112 million for the first three months of 2009 and 2008, respectively. Dividends were $0.25 per share for the first three months in both 2009 and 2008. In March 2009, the Company announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

At March 31, 2009, International Paper had approximately $2.5 billion of committed liquidity facilities, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and $1 billion of commercial paper-based financings based on eligible receivable balances ($870 million at March 31, 2009) under a receivables securitization program. On January 23, 2009, the Company amended the receivables securitization program to extend the maturity date from October 2009 to January 2010. The amended agreement has a facility fee of 0.75% payable quarterly.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2009 using existing cash balances plus cash from operations, supplemented as required by its existing credit facilities. Funding decisions will be guided by our capital structure planning and debt management practices. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

While the recent disruption in the credit market and increased risk associated with financial institutions has increased market volatility and the cost of credit, the Company does not believe that these conditions currently have had a significant impact on its liquidity. The Company believes it can borrow as needed on its committed credit and receivables securitization facilities.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the 2009 first quarter, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $516 million that were recorded in Accounts and notes receivable, net, in the accompanying consolidated balance sheet, approximately $145 million of which was received in cash later in the quarter, and accrued approximately $42 million for estimated eligible alternative fuel usage through March 31, 2009 to be included in subsequent filings. Accordingly, the accompanying statement of operations for the three months ended March 31, 2009 includes a credit of approximately $540 million in Cost of products sold ($330 million after taxes), representing eligible alternative fuel mixture credits earned through March 31, 2009, less $18 million of associated expenses. An additional $403 million was received for these credits after March 31, 2009.

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

The Company has included in its 2008 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2009.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $61 million for International Paper’s U.S. plans for the three months ended March 31, 2009, or about $33 million more than the pension expense for the first three months of 2008. Net pension expense for non-U.S. plans was about $2 million for the first three months of both 2009 and 2008. The increase in U.S. plan pension expense was principally due to a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008, higher amortization of unrecognized actuarial losses and the addition of CBPR employees.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2009, the market value of plan assets for International Paper’s U.S. plans totaled approximately $5.6 billion, consisting of approximately 39% equity securities, 39% fixed income securities, and 22% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plans in 2009, and does not currently expect any required cash contributions until 2011. The Company continually reassesses the amount and timing of any discretionary contributions. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $24 million in 2009.

Accounting for Uncertainty in Income Taxes

The provisions of FIN 48 require management to make judgments regarding the probability that certain income tax positions taken by the Company in filing tax returns in the various jurisdictions in which it operates will be sustained upon examination by the respective tax authorities based on the technical merits of these tax positions, and to make estimates of the amount of tax benefits that will be realized upon the settlement of these positions.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, the following: changes in the cost or availability of raw materials, energy and transportation; economic cyclicality and changes in consumer preferences in the industries in which we operate; changes in the pricing and demand for our products; the effects of competition in the United States and internationally; continued adverse developments in general business and economic conditions; downgrades in credit ratings; the impairment of financial institutions with which we execute transactions; pension and health care costs; pension plan funding obligations that could be material over the next several years; changes in international conditions; the amount of our debt obligations and our ability to refinance or repay our debt; unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations; results of legal proceedings; material disruptions at one of our manufacturing facilities; risks related to operations conducted by joint ventures and changes in tax laws. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 46 of International Paper’s 2008 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2008.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 11 to the Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

The Company’s 2008 10-K contains important risk factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. Forward-looking statements are statements that are not historical in nature and are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature.

The Company has identified the following additional risk factor to supplement those set forth in the 2008 10-K:

Changes in Tax Laws May Have a Material Effect on Our Future Cash Flows and Results of Operations

Our earnings in the first quarter of 2009 included an excise tax credit of $540 million before taxes for alternative fuel mixtures produced for use as a fuel in our business. Cash provided by operations in the first quarter of 2009 included $145 million relating to this credit. The credit is scheduled to expire December 31, 2009. If this excise tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on our future cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	1,283,937	$8.00	—	—

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Pension Restoration Plan for salaried employees.

10.2	Loan Agreement, dated March 12, 2009, by and among International Paper Investments (Luxembourg) S.à r.l., International Paper Company as guarantor, the Lenders party thereto and BNP Paribas as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated March 16, 2009).

10.3	Amendment No.1, dated as of January 23, 2009, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.4	Amendment No. 2, dated January 23, 2009 to the Receivables Sale and Contribution Agreement dated as of March 13, 2008.

10.5	Amendment No. 2, dated February 26, 2009, to the Credit Agreement among International Paper Company and the Lenders parties thereto dated as of June 16, 2008.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: May 7, 2009	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: May 7, 2009	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller