Form 10-Q
period 2009-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2009-08-05
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009 was 432,759,889.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$5,802	$5,807	$11,470	$11,475

Costs and Expenses
Cost of products sold	3,781	4,305	7,512	8,566
Selling and administrative expenses	508	459	1,008	931
Depreciation, amortization and cost of timber harvested	367	305	710	591
Distribution expenses	279	301	558	586
Taxes other than payroll and income taxes	47	44	97	88
Restructuring and other charges	79	13	162	55
Gain on sale of forestlands	—	(3)	—	(3)
Net losses (gains) on sales and impairments of businesses	48	—	48	(1)
Interest expense, net	173	81	337	162

Earnings From Continuing Operations Before Income Taxes and Equity Earnings	520	302	1,038	500
Income tax provision	348	97	578	156
Equity (losses) earnings, net of taxes	(32)	30	(59)	46

Earnings From Continuing Operations	140	235	401	390
Discontinued operations, net of taxes	—	(1)	—	(18)

Net Earnings	140	234	401	372
Less: Net earnings attributable to noncontrolling interests	4	7	8	12

Net Earnings Attributable to International Paper Company	$136	$227	$393	$360

Basic Earnings Per Share Attributable to International Paper Company Shareholders
Earnings from continuing operations	$0.32	$0.54	$0.93	$0.90
Discontinued operations	—	—	—	(0.04)

Net earnings	$0.32	$0.54	$0.93	$0.86

Diluted Earnings Per Share Attributable to International Paper Company Shareholders
Earnings from continuing operations	$0.32	$0.54	$0.93	$0.89
Discontinued operations	—	—	—	(0.04)

Net earnings	$0.32	$0.54	$0.93	$0.85

Average Shares of Common Stock Outstanding – assuming dilution	425.4	422.6	424.2	423.9

Cash Dividends Per Common Share	$0.025	$0.25	$0.275	$0.50

Amounts Attributable to International Paper Company Common Shareholders
Earnings from continuing operations, net of taxes	$136	$228	$393	$378
Discontinued operations, net of taxes	—	(1)	—	(18)

Net earnings	$136	$227	$393	$360

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,654	$1,144
Accounts and notes receivable, net	3,312	3,288
Inventories	2,209	2,495
Deferred income tax assets	166	261
Other current assets	208	172

Total Current Assets	7,549	7,360

Plants, Properties and Equipment, net	13,766	14,202
Forestlands	691	594
Investments	1,068	1,274
Goodwill	2,240	2,027
Deferred Charges and Other Assets	1,326	1,456

Total Assets	$26,640	$26,913

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$386	$828
Accounts payable	1,980	2,119
Accrued payroll and benefits	419	445
Other accrued liabilities	1,165	1,363

Total Current Liabilities	3,950	4,755

Long-Term Debt	10,531	11,246
Deferred Income Taxes	2,351	1,957
Pension Benefit Obligation	3,294	3,260
Postretirement and Postemployment Benefit Obligation	643	663
Other Liabilities	792	631
Equity
Common stock, $1 par value, 2009 – 436.0 shares and 2008 – 433.6 shares	436	434
Paid-in capital	5,764	5,845
Retained earnings	1,701	1,430
Accumulated other comprehensive loss	(2,977)	(3,322)

	4,924	4,387
Less: Common stock held in treasury, at cost, 2009 – 3.5 shares and 2008 – 6.1 shares	81	218

Total Shareholders’ Equity	4,843	4,169

Noncontrolling interests	236	232

Total Equity	5,079	4,401

Total Liabilities and Equity	$26,640	$26,913

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net earnings attributable to International Paper Company	$393	$360
Noncontrolling interests	8	12
Discontinued operations, net of taxes	—	18

Earnings from continuing operations	401	390
Depreciation, amortization and cost of timber harvested	710	591
Deferred income tax expense (benefit), net	539	(113)
Restructuring and other charges	162	55
Payments related to restructuring and legal reserves	(24)	(42)
Net losses (gains) on sales and impairments of businesses	48	(1)
Equity loss (earnings), net	59	(46)
Periodic pension expense, net	107	57
Alternative fuel mixture credits receivable	(189)	—
Other, net	107	33
Changes in current assets and liabilities
Accounts and notes receivable	195	(27)
Inventories	310	(90)
Accounts payable and accrued liabilities	(165)	137
Interest payable	(32)	(27)
Other	(39)	93

Cash Provided by Operations	2,189	1,010

Investment Activities
Invested in capital projects	(259)	(482)
Acquisitions, net of cash acquired	(8)	—
Proceeds from divestitures	—	14
Equity investment in Ilim	—	(21)
Other	(59)	(159)

Cash Used for Investment Activities	(326)	(648)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(10)	(47)
Issuance of common stock	—	1
Issuance of debt	1,476	3,135
Reduction of debt	(2,617)	(125)
Change in book overdrafts	(72)	(53)
Dividends paid	(118)	(218)
Other	(35)	(20)

Cash (Used for) Provided by Financing Activities	(1,376)	2,673

Effect of Exchange Rate Changes on Cash	23	39

Change in Cash and Temporary Investments	510	3,074
Cash and Temporary Investments
Beginning of period	1,144	905

End of period	$1,654	$3,979

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2008, and International Paper’s Current Report on Form 8-K filed on May 13, 2009 to update the historical financial statements included in the Company’s Form 10-K for the year ended December 31, 2008 to reflect the retrospective application of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (collectively the “2008 10-K”), both of which have previously been filed with the Securities and Exchange Commission.

International Paper accounts for its investment in Ilim Holding S.A., a separate reportable industry segment, using the equity method of accounting. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Variable Interest Entities:

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance that applies to variable interest entities under FIN 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This statement is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The Company is currently evaluating the provisions of this statement but does not currently anticipate that it will have a material effect on its consolidated financial statements.

Transfers of Financial Assets:

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140,” which amends the derecognition guidance in SFAS No. 140. This statement eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company is currently evaluating the provisions of this statement but does not currently anticipate that it will have a material effect on its consolidated financial statements.

Subsequent Events:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this statement in the preparation of the accompanying financial statements, and has evaluated subsequent events through August 5, 2009, the date that the accompanying consolidated financial statements were issued.

Other-Than-Temporary Impairment for Debt Securities:

In April 2009, the FASB issued Staff Position (FSP) FAS 115-2 and FAS 124-2, which provides a new other-than-temporary impairment model for debt securities. This FSP was effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009. The application of the requirements of this FSP did not have a material effect on the accompanying consolidated financial statements.

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

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company included the disclosures required by this statement in the accompanying consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements:

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51.” This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributable to the parent and to the noncontrolling interest. The Company has retrospectively applied the provisions of this standard in the preparation of the accompanying consolidated financial statements.

The effects of the retrospective application of this standard were as follows:

•	Noncontrolling interests of $232 million as of December 31, 2008 are included in Total equity in the accompanying consolidated balance sheet.
•

Net earnings attributable to noncontrolling interests of $7 million and $12 million for the three and six months ended June 30, 2008, respectively, are presented separately in the accompanying consolidated statement of operations.

Fair Value Measurements:

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this statement with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 13). The Company included the remaining provisions of SFAS No. 157 in the preparation of the accompanying consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 is effective upon issuance. The Company considered the guidance provided by the FSP in the preparation of the accompanying consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim reporting periods. The disclosures required by this FSP were to be provided in financial statements for the first reporting period ending after June 15, 2009. The Company included the disclosures required by this FSP in the accompanying consolidated financial statements.

NOTE 3 - EQUITY

A summary of the changes in equity for the six month periods ended June 30, 2009 and 2008 is provided below:

	Six Months Ended June 30,
	2009			2008
In millions	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 1	$4,169	$232	$4,401	$8,672	$228	$8,900
Issuance of stock for various plans, net	68	—	68	80	—	80
Repurchase of stock	(10)	—	(10)	(47)	—	(47)
Common stock dividends ($0.275 per share in 2009 and $0.50 per share in 2008)	(122)	—	(122)	(218)	—	(218)
Dividends paid to noncontrolling interests by subsidiary	—	(4)	(4)	—	(5)	(5)
Noncontrolling interests of acquired entities	—	—	—	—	6	6
Comprehensive income:
Net earnings	393	8	401	360	12	372
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	54	—	54	41	—	41
Non-U.S. plans	7	—	7	3	—	3
Change in cumulative foreign currency translation adjustment	246	—	246	548	4	552
Net losses / gains on cash flow hedging derivatives:
Net gains arising during the period	9	—	9	101	—	101
Less: Reclassification adjustment for losses (gains) included in net income	29	—	29	(37)	—	(37)

Total comprehensive income			746			1,032

Balance, June 30	$4,843	$236	$5,079	$9,503	$245	$9,748

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2009	2008	2009	2008
Earnings from continuing operations	$136	$228	$393	$378
Effect of dilutive securities (a)	—	—	—	—

Earnings from continuing operations – assuming dilution	$136	$228	$393	$378

Average common shares outstanding	425.3	421.1	424.2	420.9
Effect of dilutive securities
Restricted stock performance share plan (a)	0.1	1.5	—	3.0
Stock options (b)	—	—	—	—

Average common shares outstanding – assuming dilution	425.4	422.6	424.2	423.9

Earnings per common share from continuing operations	$0.32	$0.54	$0.93	$0.90

Diluted earnings per common share from continuing operations	$0.32	$0.54	$0.93	$0.89

(a)	Securities are not included in the table in periods when antidilutive.

(b)	Options to purchase 23.1 million shares and 25.9 million shares for the three months ended June 30, 2009 and 2008, respectively, and options to purchase 23.1 million shares and 25.9 million shares for the six months ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 - RESTRUCTURING CHARGES AND OTHER ITEMS

2009:

Restructuring and Other Charges

During the second quarter of 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded, including a $34 million charge before taxes ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $25 million charge before taxes ($16 million after taxes) related to early debt extinguishment costs, a $15 million charge, before and after taxes, for severance and other costs related to the Company’s Etienne mill in France, and a $5 million charge before taxes ($3 million after taxes) for other closure costs. Additionally, the second quarter income tax provision included a $156 million charge to establish a valuation allowance for deferred tax assets in France, and a $26 million credit related to the settlement of certain tax issues (see Note 10).

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

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the first six months of

2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.0 billion, including $189 million recorded in Accounts and notes receivable at June 30, 2009 and $833 million that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $482 million and $1.0 billion for the three months and six months ended June 30, 2009, respectively, in Cost of products sold ($294 million and $624 million after taxes), representing eligible alternative fuel mixture credits earned through June 30, 2009.

2008:

During the second quarter of 2008, restructuring and other charges totaling $13 million before taxes ($9 million after taxes) were recorded related to the reorganization of the Company’s Shorewood operations in Canada, including $10 million before taxes ($7 million after taxes) of severance and $3 million before taxes ($2 million after taxes) of accelerated depreciation expense for long-lived assets being removed from service.

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

The following table summarizes the final allocation of the purchase price, plus direct acquisition costs, to the fair value of assets and liabilities acquired.

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	655
Inventory	568
Other current assets	11
Plants, properties and equipment, net	4,816
Goodwill	445
Other intangible assets	65
Deferred charges and other assets	63

Total assets acquired	6,625

Accounts payable and accrued liabilities	463
Other liabilities	85

Total liabilities assumed	548

Net assets acquired	$6,077

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life (at acquisition date)
Asset Class:
Trade names	$8	4 -12 years
Patented technology	15	4 -12 years
Proprietary software	16	4 - 5 years
Power agreements	20	1 - 7 years
Water rights	6	Indefinite

Total	$65

Selling and administrative expenses for the three months and six months ended June 30, 2009 included charges of $18 million before taxes ($11 million after taxes) and $54 million before taxes ($33 million after taxes), respectively, of costs related to the integration of the CBPR business.

The following unaudited pro forma information for the three months and six months ended June 30, 2008, presents the results of operations of International Paper as if the CBPR acquisition had occurred on January 1, 2008. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2008, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net sales	$7,153	$14,083
Earnings from continuing operations	191	315
Net earnings (1)	190	297
Earnings from continuing operations per common share	0.45	0.74
Net earnings per common share (1)	0.45	0.70

(1)	Attributable to International Paper Company common shareholders.

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

Forestlands:

2008:

During the second quarter of 2008, the Company recorded a $3 million gain before taxes ($2 million after taxes) to adjust the gain previously recognized in the 2006 Transformation Plan sale of forestlands.

Other Divestitures and Impairments:

2009:

During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

2008:

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.5 billion and $908 million at June 30, 2009 and December 31, 2008, respectively.

Inventories by major category were:

In millions	June 30, 2009	December 31, 2008
Raw materials	$307	$405
Finished pulp, paper and packaging	1,482	1,658
Operating supplies	356	379
Other	64	53

Total	$2,209	$2,495

Accumulated depreciation was $16.3 billion at June 30, 2009 and $15.6 billion at December 31, 2008. The allowance for doubtful accounts was $139 million at June 30, 2009 and $121 million at December 31, 2008.

The gross carrying amount of Intangible Assets, excluding goodwill, was $297 million ($251 million net of accumulated amortization) and $284 million ($246 million net of accumulated amortization) at June 30, 2009 and December 31, 2008, respectively. The Company recognized amortization expense of intangible assets of approximately $17 million and $16 million for the first six months of 2009 and 2008, respectively.

There was no material activity related to asset retirement obligations during either the first six months of 2009 or 2008.

Interest payments made during the six-month periods ended June 30, 2009 and 2008 were $343 million and $186 million, respectively. Capitalized interest costs were $7 million and $10 million for the six months ended June 30, 2009 and 2008, respectively. Total interest expense was $353 million for the first six months of 2009 and $207 million for the first six months of 2008. Interest income was $16 million and $45 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense and interest income in 2009 and 2008 exclude approximately $72 million and $127 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $4 million and $5 million during the first six months of 2009 and 2008, respectively. The expense related to these preferred securities was included as a component of Net earnings attributable to noncontrolling interests. Income tax payments of $13 million and $81 million were made during the first six months of 2009 and 2008, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. (losses of $56 million and earnings of $49 million for the six months ended June 30, 2009 and 2008, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Service cost	$—	$1	$1	$1
Interest cost	7	8	15	17
Actuarial loss	4	7	12	14
Amortization of prior service cost	(7)	(9)	(14)	(18)

Net postretirement benefit cost (a)	$4	$7	$14	$14

(a)	Excludes charges of $0.4 million and $1.9 million for the three-month and six-month periods ended June 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

NOTE 9 - GOODWILL

The following tables present changes in goodwill balances as allocated to each business segment for the six-month periods ended June 30, 2009 and 2008:

In millions	Balance December 31, 2008	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2009
Industrial Packaging	$989	$—	$140	(b)	$1,129
Printing Papers	537	84	(11	) (c)	610
Consumer Packaging	102	—	—		102
Distribution	399	—	—		399

Total	$2,027	$84	$129		$2,240

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects purchase accounting adjustments related to the CBPR acquisition.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance June 30, 2008
Industrial Packaging	$683	$3	$2	(b)	$688
Printing Papers	2,043	69	(14	) (c)	2,098
Consumer Packaging	530	6	5	(d)	541
Distribution	394	—	1		395

Total	$3,650	$78	$(6)		$3,722

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a purchase accounting adjustment related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) exchange.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reflects additional goodwill related to joint ventures in China.

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

NOTE 10 - INCOME TAXES

At December 31, 2008, cumulative unrecognized tax benefits totaled $435 million. During the first quarter of 2009, due to current period transactions, unrecognized tax benefits increased by $9 million and accrued estimated interest and tax penalties increased by $4 million. In the second quarter of 2009, unrecognized tax benefits decreased by $166 million to $278 million, and accrued interest and tax penalties decreased by $4 million to $74 million, primarily as a result of an agreement reached with the U.S. Internal Revenue Service on the Company’s 2004 and 2005 U.S. federal income tax audits. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $40 million during the next 12 months.

During the 2009 second quarter, in connection with the ongoing evaluation of the Company’s Etienne mill in France, the Company determined that the future realization of previously recorded deferred tax assets in France, including net operating loss carryforwards, no longer met the “more likely than not” standard for asset recognition. Accordingly, a charge of $156 million, before and after taxes, was recorded in the quarter to establish a valuation allowance for 100% of these assets. Additionally during the quarter, as a result of the agreement on the 2004 and 2005 U.S. federal income tax audit and related state income tax effects, a $26 million credit was recorded. These two items are included in the Income tax provision for the three months and six months ended June 30, 2009 in the accompanying consolidated statement of operations.

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

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s and 1990’s (the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 11, Commitments and Contingent Liabilities, to the financial statements included in International Paper’s 2008 10-K. All Hardboard Claims were required to be made by January 15, 2008, while all Omniwood and Woodruf Claims were required to be made by January 6, 2009. Net settlement payments for the six-month period ended June 30, 2009 totaled $24 million. Remaining reserve balances for these settlements totaled $17 million at June 30, 2009.

Other Legal Matters:

International Paper is involved in various other inquiries, administrative proceedings and litigation relating to contracts, real property, intellectual property, environmental, safety, tax, antitrust, personal injury, labor and employment and other matters. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 12 - DEBT

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012 and $268 million of long-term debt issued in the first quarter of 2009 by International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper. Also during the second quarter, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition, and International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2009, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $500 million due in 2014 to manage interest rate exposure. These interest rate swaps qualify for fair value hedge accounting in accordance with SFAS No. 133.

In March 2009, Luxembourg borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points, that can vary depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

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

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $1 billion and maturities ranging from 2014 to 2018 to manage interest rate exposure associated with the $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133.

At June 30, 2009 and December 31, 2008, International Paper classified $450 million and $796 million, respectively, of bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidence by its contractually committed credit facility, to renew or convert these obligations.

At June 30, 2009, International Paper had $10.9 billion of debt with a fair value of approximately $10.3 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

NOTE 13 - DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Deferred charges and other assets, Other accrued liabilities and Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Other comprehensive income for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized currently in earnings together with changes in the fair value of any derivatives not designated as hedges.

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

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed rate debt. At June 30, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges under SFAS No. 133 were approximately $533 million and $484 million, respectively.

In the second quarter of 2009, the Company entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $500 million. The fixed-to-floating rate swaps were effective in June 2009 and mature in June 2014. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133 as hedges of the benchmark interest rate.

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

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At June 30, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as cash flow hedges under SFAS No. 133 were approximately $1 billion. As of June 30, 2009, these contracts had maturities of two years or less. Losses of $17 million after taxes are expected to be reclassified to earnings within the next 12 months.

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of June 30, 2009, the hedged volumes of these energy contracts totaled one million barrels of fuel oil and 24 million MMBTUs (Million British Thermal Units) of natural gas. As of December 31, 2008, the hedged volumes totaled one million barrels of fuel oil and 21 million MMBTUs of natural gas. These contracts had maturities of three years or less as of June 30, 2009. Losses of $24 million after taxes are expected to be reclassified to earnings within the next 12 months.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. As of June 30, 2009, these contracts have maturities of two years or less. Gains of $4 million after taxes are expected to be reclassified to earnings within the next 12 months. As of June 30, 2009 and December 31, 2008, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

In millions	June 30, 2009	December 31, 2008
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	16	21
US dollar / Brazilian real	130	166
British pounds / Brazilian real	8	—
European euro / Polish zloty	96	96

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

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts – fair value	$13	(a)	$27	(b)	$—		$—
Interest rate contracts – cash flow	—		—		32	(c)	39	(c)
Commodity contracts – cash flow	13	(f)	—		62	(d)	75	(e)
Foreign exchange contracts – cash flow	14	(f)	27	(f)	9	(g)	47	(g)

Total derivatives designated as hedging instruments under SFAS 133	$40		$54		$103		$161

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	$—		$—		$5	(c)	$8	(c)
Embedded derivatives	5	(a)	8	(a)	—		—
Foreign exchange contracts	4	(f)	40	(f)	5	(g)	19	(g)

Total derivatives not designated as hedging instruments under SFAS 133	$9		$48		$10		$27

Total derivatives	$49		$102		$113		$188

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets, $3 million recorded in Accounts and notes receivable, net and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other liabilities in the accompanying consolidated balance sheet.

(d)	Includes $47 million recorded in Other accrued liabilities and $15 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Includes $47 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Included in Other current assets in the accompanying consolidated balance sheet.

(g)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

The following table provides the change in Accumulated other comprehensive income, net of tax, related to derivative instruments:

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) or Loss Reclassified from OCI into Income (Effective Portion)
	2009	2008		2009	2008
Interest rate contracts	$(3)	$1	Interest expense, net	$10	$—
Commodity contracts	(3)	63	Cost of products sold	18	(5)
Foreign exchange contracts	15	37	Cost of products sold	1	(32)

Total	$9	$101		$29	$(37)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $74 million as of June 30, 2009 and $109 million as of December 31, 2008. In addition, existing derivative contracts provide for netting across all derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 14 – RETIREMENT PLANS

International Paper maintains pension plans that provide retirement benefits to substantially all salaried U.S. employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Salaried employees hired after June 30, 2004, who are not eligible for these pension plans, receive an additional company contribution to their individual savings plans.

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the financial statements included in International Paper’s 2008 10-K.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Service cost	$29	$23	$60	$48
Interest cost	131	136	268	269
Expected return on plan assets	(158)	(168)	(316)	(335)
Actuarial loss	36	30	80	60
Amortization of prior service cost	8	8	15	15

Net periodic pension expense (a)	$46	$29	$107	$57

(a)	Excludes charges of $17 million and $48 million for the three-month and six-month periods ended June 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The $15 million decrease in pension expense in the 2009 second quarter compared with the 2009 first quarter reflects the finalization of full-year 2009 pension expense based on actual versus estimated year-end census data. Full-year 2009 pension expense for these plans is now expected to total approximately $215 million.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plan in 2009. The Company continually reassesses the amount and timing of any discretionary contributions. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million through June 30, 2009.

NOTE 15 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards in the discretion of the Committee, and cash-based awards. The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). A detailed discussion of the LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the financial statements included in International Paper’s 2008 10-K. As of June 30, 2009, 16.1 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2009 and 2008 was $47 million and $51 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 and $19,000 for the six-month periods ended June 30, 2009 and 2008, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $28 million and $130 million for the six-month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, $82 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP consistent with the requirements of SFAS No. 123(R):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Expected volatility	33.83% - 99.39%	33.83% - 99.39%
Risk-free interest rate	0.3% - 1.274%	0.3% - 1.274%

The following summarizes the activity for PSP for the six months ended June 30, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,254,256	$32.69
Granted	4,100,080	19.09
Shares Issued (a)	(3,233,764)	33.56
Forfeited	(402,203)	23.59

Outstanding at June 30, 2009	6,718,369	$24.51

(a)	Includes 243,364 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of June 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	25,093,122	$39.68
Forfeited	(235,978)	43.84
Expired	(1,714,330)	44.31

Outstanding at June 30, 2009	23,142,814	$39.29	3.3	$—

All options were fully vested and exercisable as of June 30, 2009.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	102,000	$35.11
Granted	5,000	11.80
Shares Issued	(4,000)	28.74
Forfeited	—	—

Outstanding at June 30, 2009	103,000	$34.23

NOTE 16 – SUBSEQUENT EVENTS

In August 2009, the Company announced that it had priced $1.0 billion of 7.50% senior unsecured notes due in 2021, and also announced that it had commenced cash tender offers to repurchase any and all of its outstanding 7.40% notes due 2014, and some or all of its 7.20% notes due 2026 and 5.50% notes due 2014 up to a maximum of $1.0 billion less the principal amount of any repurchases of the 7.40% notes.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Industrial Packaging	$2,270	$1,470	$4,450	$2,915
Printing Papers	1,360	1,790	2,685	3,505
Consumer Packaging	770	795	1,485	1,565
Distribution	1,595	1,970	3,185	3,955
Forest Products	10	55	15	80
Corporate and Inter-segment Sales	(203)	(273)	(350)	(545)

Net Sales	$5,802	$5,807	$11,470	$11,475

Operating Profit by Industry Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Industrial Packaging	$382	(2,3,4)	$87	$742	(2,3,4)	$184
Printing Papers	279	(2,5)	226	591	(2,5)	411
Consumer Packaging	114	(2,6)	13 (6)	226	(2,6)	22 (6)
Distribution	10		26	3		42
Forest Products	3		41	5		66

Operating Profit (1)	788		393	1,567		725
Interest expense, net	(173)		(81)	(337)		(162)
Noncontrolling interests/equity earnings adjustment (7)	8		8	14		12
Corporate items, net	(44)		(21)	(95)		(42)
Restructuring and other charges	(59)		—	(111)		(37)
Sale of forestlands	—		3	—		3
Net gains on sales and impairments of businesses	—		—	—		1

Earnings from continuing operations before income taxes and equity earnings	$520		$302	$1,038		$500

Equity earnings (loss) in Ilim Holding S.A., net of taxes (1)	$(30)		$32	$(56)		$49

(1)	In addition to the operating profits shown above, International Paper recorded equity losses, net of taxes, of $30 million and $56 million for the three months and six months ended June 30, 2009, respectively, and equity earnings, net of taxes of $32 million and $49 million for the three months and six months ended June 30, 2008, respectively, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Includes gains of $208 million and $416 million for the Industrial Packaging segment, $197 million and $437 million for the Printing Papers segment, and $77 million and $169 million for the Consumer Packaging segment for the three months and six months ended June 30, 2009, respectively, relating to alternative fuel mixture credits.

(3)	Includes charges of $48 million to write down the assets at the Etienne mill in France to estimated fair value and $15 million for severance and other costs related to the Etienne mill.

(4)	Includes a charge of $18 million and $54 million for the three months and six months ended June 30, 2009, respectively, for CBPR integration costs.

(5)	Includes charges of $4 million and $10 million for the three months and six months ended June 30, 2009, respectively, for shutdown costs for the Louisiana mill and the Franklin lumber mill, sheet converting plant and converting innovations center, and a charge of $23 million for the six months ended June 30, 2009 for the closure of the Inverurie, Scotland, mill.

(6)	Includes charges of $1 million and $13 million for the three months ended June 30, 2009 and 2008, respectively, and $3 million and $18 million for the six months ended June 30, 2009 and 2008, respectively, related to the reorganization of the Company’s Shorewood operations.

(7)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes and equity earnings.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2009	2008	2009	2008
Industrial Packaging
Corrugated Packaging (4)	1,899	896	3,675	1,778
Containerboard (4)	530	493	1,001	999
Recycling (4)	598	—	1,193	—
Saturated Kraft	29	39	50	85
Bleached Kraft	17	22	30	41
European Industrial Packaging	268	288	538	583
Asia Industrial Packaging	139	152	227	290

Industrial Packaging	3,480	1,890	6,714	3,776

Printing Papers
U.S. Uncoated Papers	702	868	1,395	1,778
European and Russian Uncoated Papers	332	373	702	746
Brazilian Uncoated Papers	234	211	414	421
Asian Uncoated Papers	12	7	15	15

Uncoated Papers	1,280	1,459	2,526	2,960

Market Pulp (3)	375	416	692	770

Consumer Packaging
U.S. Coated Paperboard	318	399	608	799
European Coated Paperboard	92	73	179	154
Asia Coated Paperboard	218	123	407	248
Other Consumer Packaging	42	46	88	87

Consumer Packaging	670	641	1,282	1,288

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes internal sales to mills.

(4)	Includes CBPR volumes from date of acquisition in August 2008.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Despite the continuation of challenging global economic conditions, International Paper Company posted outstanding results for the 2009 second quarter. While earnings remained well below 2008 second-quarter levels, earnings before special items for the quarter improved from the 2009 first quarter. Compared with the prior quarter, benefits from higher sales volumes were about offset by lower average selling prices. However, lower wood, chemical and energy costs, continued strong manufacturing operating performance and solid progress on cost reduction initiatives contributed to the earnings increase. We also generated solid operating cash flow during the quarter, enabling us to reduce debt balances by $600 million during the quarter, with an additional $600 million reduction in July.

Looking ahead to the third quarter, we expect to continue to face challenging economic conditions. However, it appears that demand for our major products has stabilized. Demand for printing papers in North America and global market pulp should be similar to second-quarter levels, with slight increases in uncoated freesheet shipments expected outside the United States. Demand in North America for containerboard and boxes should increase, and containerboard export shipments should be higher. Seasonal decreases are anticipated for European box shipments. Price realizations for uncoated freesheet should remain at or near second-quarter levels, while global pulp prices should continue to increase. North American containerboard prices should remain stable, but box price realizations are expected to decline, reflecting containerboard price decreases published in the second quarter. Planned maintenance expenses should decrease, although input costs for wood, chemicals and energy are expected to increase. We also expect solid improvement in equity earnings from our Ilim joint venture in Russia. Considering these factors, we expect third-quarter earnings should be similar to second-quarter levels.

RESULTS OF OPERATIONS

For the second quarter of 2009, International Paper reported net sales of $5.8 billion, compared with $5.8 billion in the second quarter of 2008 and $5.7 billion in the first quarter of 2009.

Net earnings attributable to International Paper totaled $136 million, or $0.32 per share, in the 2009 second quarter. This compared with net earnings of $227 million, or $0.54 per share, in the second quarter of 2008 and $257 million, or $0.61 per share, in the first quarter of 2009.

Earnings from continuing operations attributable to International Paper (excluding noncontrolling interests) were $136 million in the second quarter of 2009 compared with $228 million in the second quarter of 2008 and $257 million in the 2009 first quarter. Compared with the second quarter of 2008, earnings in the 2009 second quarter benefited from earnings from the CBPR business acquired in the 2008 third quarter ($56 million), lower operating costs and a more favorable mix of products sold ($57 million), lower mill outage costs ($3 million), and lower raw material and freight costs ($87 million). These benefits were offset by lower average price realizations ($22 million), lower sales volumes and higher lack-of-order downtime ($155 million), lower earnings from land and mineral sales ($26 million), higher net interest expense ($61 million), higher corporate items and other costs ($24 million), and a higher income tax provision ($2 million) reflecting a slightly higher estimated effective tax rate in 2009. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $62 million lower in the 2009 second quarter than in the 2008 second quarter. Net special items were a gain of $50 million in the 2009 second quarter, compared with a loss of $7 million in the 2008 second quarter.

Compared with the first quarter of 2009, earnings from continuing operations benefited from higher sales volumes and lower lack-of-order downtime ($84 million), lower manufacturing costs ($31 million), lower raw material and freight costs ($51 million), and slightly higher earnings from land and mineral sales ($1 million). These benefits were offset by lower average price realizations ($80 million) and higher mill outage costs ($26 million). Net interest expense increased ($5 million). Equity earnings, net of taxes for Ilim

Holding, S.A. decreased by $4 million versus the first quarter. Net special items were a gain of $50 million in the 2009 second quarter versus a gain of $223 million in the first quarter of 2009.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, and equity earnings and noncontrolling interest net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of net earnings attributable to International Paper to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2009	2008	2009
Net Earnings Attributable to International Paper Company	$136	$227	$257
Discontinued operations	—	1	—

Earnings From Continuing Operations Attributable to International Paper Company	136	228	257
Add back (deduct):
Income tax provision	348	97	230
Equity losses (earnings), net of taxes	32	(30)	27
Noncontrolling interests, net of taxes	4	7	4

Earnings From Continuing Operations Before Income Taxes and Equity Earnings	520	302	518
Interest expense, net	173	81	164
Noncontrolling interests / equity earnings included in operations	(8)	(8)	(6)
Corporate items	44	21	51
Special items:
Restructuring and other charges	59	—	52
Sale of forestlands	—	(3)	—

	$788	$393	$779

Industry Segment Operating Profit
Industrial Packaging	$382	$87	$360
Printing Papers	279	226	312
Consumer Packaging	114	13	112
Distribution	10	26	(7)
Forest Products	3	41	2

Total Industry Segment Operating Profit (1)	$788	$393	$779

(1)	In addition to the operating profits shown above, International Paper recorded equity losses, net of taxes, of $30 million for the three months ended June 30, 2009, and $26 million for the three months ended March 31, 2009, and equity earnings, net of taxes, of $32 million for the three months ended June 30, 2008 related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $788 million in the 2009 second quarter were higher than both the $393 million in the 2008 second quarter and the $779 million in the 2009 first quarter. Compared with the second quarter of 2008, earnings in the current quarter benefited from earnings from the CBPR business acquired in the 2008 third quarter ($83 million), lower operating costs and a more favorable mix of products sold ($85 million), lower mill outage costs ($4 million), and lower raw material and freight costs ($129 million). These benefits were offset by lower average price realizations ($33 million), lower sales volumes and increased lack-of-order downtime ($230 million), lower gains from land and mineral sales ($39 million), and higher corporate items and other costs ($13 million). Special items consisted of a gain of $396 million in the 2009 second quarter, including a pre-tax gain of $482 million from alternate fuel mixture credits, compared with a loss of $13 million in the 2008 second quarter.

Compared with the 2009 first quarter, operating profits benefited from lower manufacturing costs ($47 million), higher sales volumes and decreased lack-of-order downtime ($126 million), lower raw material and freight costs ($77 million), and slightly higher gains from land and mineral sales ($1 million). These benefits were offset by lower average price realizations ($120 million) and higher mill outage costs ($39 million). Corporate items and other costs increased ($6 million). Special items consisted of gains of $396 million in the 2009 second quarter versus $473 million in the first quarter of 2009.

During the 2009 second quarter, International Paper took approximately 925,000 tons of downtime, including 675,000 tons that were lack-of-order related, compared with approximately 270,000 tons of downtime in the second quarter of 2008, which included essentially no tons of lack-of-order related downtime. During the 2009 first quarter, International Paper took approximately 1,220,000 tons of downtime, including 1,075,000 tons that were lack-of-order related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and lack-of-order related downtime, is taken periodically during the year.

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

Income Taxes

The income tax provision was $348 million for the 2009 second quarter. Excluding a $156 million charge to establish a valuation allowance for deferred tax assets in France, a $26 million benefit relating to the completion of the 2004 and 2005 U.S. federal income tax audit and related state income tax effects, and an expense of $157 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

In the 2009 first quarter, the income tax provision totaled $230 million. Excluding a $14 million expense attributable to an adjustment of deferred income taxes relating to incentive compensation payments, a $6 million expense relating to recent state income tax legislative changes and an expense of $178 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $97 million in the 2008 second quarter. Excluding a $3 million benefit related to the tax effects of special items, the effective income tax rate for continuing operations before special items was 32.5%.

Interest Expense and Corporate Items

Net interest expense for the 2009 second quarter was $173 million compared with $164 million for the 2009 first quarter and $81 million for the 2008 second quarter. The higher net expense versus the prior year reflects the issuance of $6 billion of debt, mainly in connection with the acquisition of the CBPR business. The increase compared with the 2009 first quarter reflects slightly lower interest income.

Corporate items, net, were $44 million of net expense in the second quarter of 2009 compared with $51 million in the first quarter of 2009 and $21 million in the second quarter of 2008. The decline compared with the first-quarter principally reflects the finalization of full-year 2009 pension expense based on actual versus estimated year-end census data. The increase from the 2008 second quarter reflects higher pension expense, lower supply chain initiative costs and the effect of an $11 million gain on the sale of the former Natchez mill site in 2008. Overhead charges allocated to industry segments in the second quarter of 2009 were about even with the first quarter of 2009 as higher benefit-related costs were offset by lower inventory-related costs. Overhead charges allocated to industry segments in the second quarter of 2009 were $34 million higher than in the second quarter of 2008 reflecting higher benefit-related costs and hedging expenses, partially offset by lower inventory-related costs.

Special Items

Restructuring and Other Charges

2009:

During the second quarter of 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded, including a $34 million charge before taxes ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $25 million charge before taxes ($16 million after taxes) related to early debt extinguishment costs, a $15 million charge, before and after taxes, for severance and other costs related to the Company’s Etienne mill in France, and a $5 million charge before taxes ($3 million after taxes) for other closure costs. Additionally, the second quarter income tax provision included a $156 million charge to establish a valuation allowance for deferred tax assets in France, and a $26 million credit related to the settlement of certain tax issues (see Note 10).

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

Net Losses (Gains) on Sales and Impairments of Businesses

2009:

During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

2008:

During the first quarter of 2008, a $1 million pre-tax credit ($1 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the second quarter of 2009.

Industrial Packaging

	2009			2008
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$2,270	$2,180	4,450	$1,470	$1,445	$2,915
Operating Profit	382	360	742	87	97	184

Industrial Packaging net sales for the second quarter of 2009 were 4% higher than in the first quarter of 2009, and 54% higher than in the second quarter of 2008. Operating profits in both the second and first quarters of 2009 included gains of $208 million relating to alternative fuel mixture credits. Operating profits also included $63 million of costs associated with the Etienne mill in France in the 2009 second quarter, and costs of $18 million and $36 million in the 2009 second and first quarters, respectively, for CBPR integration costs. Excluding these items, operating profits in the second quarter of 2009 were 36% higher than in the first quarter of 2009 and significantly higher than the second quarter of 2008. Sales and profits for the 2009 second and first quarters include the operating results of the CBPR business acquired on August 4, 2008.

North American Industrial Packaging net sales were $2.0 billion in the second quarter of 2009 compared with $1.9 billion in the first quarter of 2009 and $1.0 billion in the second quarter of 2008. Operating earnings were $431 million ($241 million excluding alternative fuel mixture credits and CBPR integration costs) in the second quarter of 2009 compared with $347 million ($175 million excluding alternative fuel mixture credits and CBPR integration costs) in the first quarter of 2009 and $65 million in the second quarter of 2008.

Sales volumes increased in the second quarter of 2009 compared with the first quarter of 2009 due to some seasonal improvement in box volumes and higher shipments to export markets. Average price realizations for both containerboard and boxes declined although margins improved with higher acquisition synergies, less downtime and the impact of lower input costs and cost control measures. Planned maintenance downtime costs were about even with the 2009 first quarter. Input costs for wood, recycled fiber, energy, wax and chemicals were lower, and freight costs also decreased reflecting lower fuel costs. Manufacturing costs were favorable reflecting increased efficiencies and benefits from cost control initiatives. In the second quarter of 2009, the business took 580,000 tons of downtime of which 450,000 tons related to lack of orders compared with total downtime in the first quarter of 2009 of 805,000 tons of which 730,000 tons related to lack of orders.

Compared with the second quarter of 2008, sales volumes for both containerboard and boxes were lower (excluding the impact of the CBPR acquisition) reflecting weaker customer demand. Average sales price realizations for containerboard and boxes were lower due to weak economic conditions. Manufacturing costs were significantly lower, particularly in the box plants, reflecting the benefits from cost control initiatives and acquisition synergies. Costs associated with planned mill maintenance downtime were lower in the 2009 second quarter, and input costs, particularly for wood and energy, were also lower. No lack-of-order downtime was taken in the second quarter of 2008.

Looking ahead to the 2009 third quarter, sales volumes are expected to improve for containerboard due to higher export shipments, while box volumes should remain about even with the second quarter. Total mill downtime is expected to be lower with fewer maintenance outages and less lack-of-order downtime. Average price realizations and margins are expected to reflect continued competitive pressures and a less favorable geographic sales mix. Input costs are expected to be higher for recycled fiber and energy, while costs for chemicals should continue to decline.

European Industrial Packaging net sales were $240 million in both the second and first quarters of 2009 compared with $315 million in the second quarter of 2008. Operating earnings were a loss of $49 million (earnings of $14 million excluding costs associated with the Etienne mill in France) in the second quarter of 2009 compared with earnings of $13 million in the first quarter of 2009 and $20 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 were slightly lower than in the first quarter of 2009 reflecting seasonally weaker fruit and vegetable box demand largely offset by a strong start to the summer agricultural season. Demand for boxes for industrial segments remained weak. Sales margins improved as reductions in kraft and recycled containerboard costs continued to exceed the declines in box prices. Operating expenses were unfavorable reflecting higher bad debt charges. Input costs decreased due to lower energy prices and reduced consumption.

Compared with the 2008 second quarter, sales volumes in the 2009 second quarter were lower, reflecting the weak demand for industrial packaging containers. Agricultural box sales volumes were slightly higher. Sales margins were higher as box prices did not decline as much as costs for kraft and recycled containerboard. Input costs were favorable, primarily for energy, while operating costs were about flat.

Entering the third quarter, sales volumes are expected to decline due to seasonally slower agricultural business combined with continued weakness in industrial segments. Sales margins at box plants should continue to be favorable despite some erosion in box prices.

Asian Industrial Packaging net sales were $75 million in the second quarter of 2009 compared with $55 million in the first quarter of 2009 and $95 million in the second quarter of 2008. Operating earnings were about breakeven in both the second and first quarters of 2009, but were $2 million in the second quarter of 2008.

Printing Papers

	2009			2008
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,360	$1,325	$2,685	$1,790	$1,715	$3,505
Operating Profit	279	312	591	226	185	411

Printing Papers net sales for the second quarter of 2009 were 3% higher than in the first quarter of 2009, but were 24% lower than in the second quarter of 2008. Operating profits in the second quarter of 2009 included a $197 million gain relating to alternative fuel mixture credits and $4 million of facility closure costs, while operating profits in the first quarter of 2009 included a gain of $240 million relating to alternative fuel mixture credits and $29 million of facility closure costs. Excluding these items, operating profits in the second quarter of 2009 were 15% lower than in the first quarter of 2009 and 62% lower than in the second quarter of 2008.

North American Printing Papers net sales were $685 million in the second quarter of 2009 compared with $705 million in the first quarter of 2009 and $880 million in the second quarter of 2008. Operating earnings were $205 million ($61 million excluding alternative fuel mixture credits and facility closure costs) in the second quarter of 2009 compared with $276 million ($84 million excluding alternative fuel mixture credits and closure costs) in the first quarter of 2009 and $125 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 were only slightly higher than in the first quarter of 2009 as increased export shipments partially offset lower domestic shipments. Average sales price realizations for uncoated freesheet paper declined slightly in domestic markets, but were significantly lower in export markets. Input costs for wood, energy and chemicals were favorable. Planned maintenance downtime costs were about $21 million higher, reflecting outages at four mills in the second quarter versus one mill in the first quarter. Manufacturing operating costs were favorable reflecting the impact of cost control efforts and excellent machine performance. The business took total downtime of 166,000 tons in the second quarter of which 132,000 tons were lack-of-order downtime compared with total downtime of 161,000 tons, of which 152,000 tons were lack-of-order downtime, in the first quarter.

Compared with the second quarter of 2008, sales volumes were significantly lower reflecting weak customer demand, the reduction in capacity resulting from the conversion of the Louisiana mill to pulp production in June 2008, and the shutdown of a paper machine at the Franklin mill in December 2008. Average sales price realizations for uncoated freesheet paper increased slightly in domestic markets, but were significantly lower in export markets. Lack-of-order downtime in the current quarter was higher than in the second quarter of 2008 when almost none was taken. Input costs were lower with a decrease in energy costs partially offset by higher wood costs. Freight costs were also lower. Manufacturing costs were favorable reflecting cost reduction efforts, strong operations, and the absence of the higher-cost Louisiana mill. Planned maintenance downtime costs were about flat with the 2008 second quarter.

Looking ahead to the third quarter of 2009, sales volumes are expected to be up slightly reflecting a seasonal increase in specialty papers shipments and higher exports. Average sales price realizations should continue to be under pressure, particularly for uncoated freesheet paper in domestic markets. Input costs for wood are expected to be favorable while energy and chemical costs should be about flat. Planned maintenance expenses will be lower in the third quarter when only one outage is scheduled.

European Printing Papers net sales were $315 million in the second quarter of 2009 compared with $325 million in the first quarter of 2009 and $445 million in the second quarter of 2008. Operating earnings in the second quarter of 2009 were $16 million compared with earnings of $2 million ($25 million excluding expenses associated with the closure of the Inverurie, Scotland mill) in the first quarter of 2009 and $39 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 were lower than in the first quarter of 2009 reflecting reduced sales of uncoated freesheet paper following the closure of the Inverurie, Scotland mill. Average sales price realizations declined significantly across most of Western Europe, but increased in the U.K. and Russia. Manufacturing costs were unfavorable and planned maintenance downtime costs were higher with outages at the Saillat mill in France and the Svetogorsk mill in Russia. Energy, wood and chemical costs were lower in all three geographic areas. Foreign exchange movements were favorable during the quarter.

Compared with the 2008 second quarter, sales volumes in the 2009 second quarter declined primarily due to lower uncoated freesheet paper volumes shipped from the Inverurie mill in Scotland. Average sales price realizations were significantly lower across most of Western Europe, but remained higher in Poland and Russia due to local currency devaluations. Manufacturing costs were unfavorable and planned maintenance downtime costs were higher due to the Saillat mill outage. Input costs were favorable as lower wood costs, particularly in Russia, more than offset higher energy costs in Poland. Favorable foreign exchange movements significantly improved the margins at the Kwidzyn mill in Poland.

In the 2009 third quarter, sales volumes are expected to be lower than in the second quarter reflecting a seasonal slowdown in demand and lower shipments from the Svetogorsk mill in Russia to Western Europe. Average sales price realizations may ease slightly during the third quarter, but should be more stable than experienced in the previous two quarters. Planned maintenance downtime expenses are expected to be lower, while input costs should remain about flat.

Brazilian Printing Papers net sales were $215 million in the second quarter of 2009 compared with $170 million in the first quarter of 2009 and $255 million in the second quarter of 2008. Operating earnings in the second quarter of 2009 were $23 million compared with $20 million in the first quarter of 2009 and $51 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 increased compared with the first quarter of 2009, reflecting seasonally higher demand for both uncoated freesheet paper and pulp. Average sales price realizations were slightly lower in the Brazilian domestic market and significantly lower in export markets. Average sales margins were lower reflecting an increased proportion of lower-margin export sales. Input costs were favorable due to lower chemical, energy and purchased pulp costs. Planned maintenance downtime costs in the second quarter were lower than in the first quarter, while manufacturing operating costs were also favorable. Earnings in the 2009 second quarter were adversely impacted by unfavorable foreign exchange effects.

Compared with the second quarter of 2008, sales volumes decreased reflecting weaker demand for uncoated freesheet paper. Overall, average sales price realizations declined as increased prices for Brazilian domestic sales were offset by decreases in prices for exports. Input costs for wood decreased slightly, but were more than offset by higher chemicals costs. Operating costs were about flat with the prior-year quarter.

Looking ahead to the third quarter, sales volumes are expected to significantly improve, reflecting some seasonal improvement in domestic markets for uncoated freesheet paper and pulp and stronger export sales. Profit margins are expected to reflect continued competitive pressure on prices, offset by an improved geographic mix and lower input costs for chemicals. Planned maintenance outage expenses should increase due to a planned outage at the Luis Antonio mill.

Asian Printing Papers net sales were $10 million in the second quarter of 2009 compared with a minimal amount in the first quarter of 2009 and $5 million in the second quarter of 2008. Operating earnings were about breakeven for all periods presented.

U.S. Market Pulp net sales were $135 million in the second quarter of 2009 compared with $125 million in the first quarter of 2009 and $205 million in the second quarter of 2008. Operating earnings were $35 million (a loss of $14 million excluding alternative fuel mixture credits and facility closure costs) in the second quarter of 2009 compared with $14 million (a loss of $28 million excluding alternative fuel mixture credits) in the first quarter of 2009 and $11 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 were slightly higher than in the first quarter of 2009 reflecting soft customer demand. During the second quarter, 10,000 tons of lack-of-order downtime was taken compared with 48,000 tons in the first quarter. Average sales price realizations declined, primarily for fluff pulp. Planned maintenance downtime costs were lower reflecting no planned outages in the second quarter of 2009 compared with an outage at one mill in the first quarter. Manufacturing operations continued to be favorable reflecting benefits from cost reduction efforts and excellent operating performance. Input costs for wood and chemicals decreased, while freight costs were also lower.

Compared with the second quarter of 2008, sales volumes were lower due to weaker customer demand. Average sales price realizations were significantly lower as the decline in demand led to sharp price declines for both market and fluff pulp. Manufacturing operating costs decreased and planned maintenance downtime costs were also lower. Lower energy and chemical costs were partially offset by higher wood costs, while freight costs decreased significantly. In the second quarter of 2009, 10,000 tons of lack-of-order downtime was taken compared with none in the second quarter of 2008.

Entering the 2009 third quarter, sales volumes are expected to be slightly lower than second-quarter levels although the sales mix should include a greater proportion of higher-margin fluff pulp. Average sales price realizations for softwood pulp and hardwood pulp are expected to improve, while fluff pulp prices are expected to remain under pressure. No planned maintenance outages are scheduled for the third quarter. Input costs for energy and chemicals are expected to increase slightly.

Consumer Packaging

	2009			2008
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$770	$715	$1,485	$795	$770	$1,565
Operating Profit	114	112	226	13	9	22

Consumer Packaging net sales for the second quarter of 2009 were 8% higher than in the first quarter of 2009, but 3% lower than in the second quarter of 2008. Operating profits included gains of $77 million and $92 million relating to alternative fuel mixture credits in the second and first quarters of 2009, respectively, and costs associated with the reorganization of the Shorewood business of $1 million, $2 million and $13 million in the 2009 second quarter, the 2009 first quarter and the 2008 second quarter, respectively. Excluding these items, operating profits in the second quarter of 2009 were 73% higher than in the first quarter of 2009 and 46% higher than in the second quarter of 2008.

North American Consumer Packaging net sales were $565 million in the second quarter of 2009 compared with $530 million in the first quarter of 2009 and $625 million in the second quarter of 2008. Operating earnings in the second quarter of 2009 were $93 million ($17 million excluding the alternative fuel mixture credits and Shorewood reorganization costs) compared with $94 million ($4 million excluding the alternative fuel mixture credits and Shorewood reorganization costs) in the first quarter of 2009 and about breakeven ($13 million excluding the Shorewood reorganization costs) in the second quarter of 2008.

Coated paperboard average sales price realizations declined slightly in the second quarter of 2009 compared with the first quarter of 2009 reflecting price decreases for cup stock, folding carton board and coated bristols toward the end of the second quarter. However, sales volumes increased in the second quarter, and total downtime decreased to 110,000 tons, of which 82,000 tons related to lack-of-order downtime, compared with 130,000 tons of downtime in the first quarter of which 127,000 tons related to lack-of-order. Planned maintenance downtime costs were $16 million higher than the previous quarter. Input costs for wood, energy, and chemicals were lower than in the first quarter, and manufacturing operating costs were favorable.

Compared with the second quarter of 2008, average sales price realizations remain significantly higher, reflecting the realization of price increases implemented during 2008. However, sales volumes decreased and lack-of-order downtime increased reflecting weaker market conditions. Input costs for wood, energy and chemicals were significantly lower compared with the second quarter of 2008. Manufacturing operating costs were unfavorable, and planned maintenance downtime expenses were about $7 million higher.

Shorewood sales volumes increased slightly in the second quarter of 2009 from first quarter levels reflecting higher shipments in the consumer products and tobacco segments. Home entertainment sales improved for games packaging, but were lower for DVD and electronics packaging. Average sales margins were higher as a result of a more favorable mix of products sold in the tobacco segment and higher sales in the home entertainment segment. Raw material costs in the second quarter of 2009 were about the same as in the first quarter of 2009, but the benefits from cost reduction initiatives had a favorable impact on earnings. Second quarter results included $1 million of expenses related to the reorganization of Shorewood’s operations versus $2 million in the first quarter. Compared with the 2008 second quarter, sales volumes in the 2009 second quarter were lower, reflecting lower shipments in the home entertainment and tobacco segments. Average sales margins improved slightly. Earnings also improved reflecting benefits from the business reorganization and cost reduction actions undertaken in 2008 and 2009. Operating results in the 2008 second quarter also included $13 million of expenses related to the business reorganization.

Foodservice sales volumes in the second quarter of 2009 were seasonally higher than in the first quarter of 2009. Average margins improved reflecting a more favorable mix of products sold, however, average sales price realizations decreased due to price adjustments associated with lower resin input costs. Operating costs were favorable. Compared with the second quarter of 2008, sales volumes in the 2009 second quarter decreased, while average margins increased, reflecting improved average sales price realizations and a more favorable mix of product sold. Raw material costs were lower, primarily for resins, but operating costs were higher.

Looking ahead to the 2009 third quarter, coated paperboard sales volumes should increase, although average sales price realizations are expected to continue to experience competitive pressures. Input costs should remain about flat in the third quarter while planned maintenance downtime will be lower. Shorewood’s sales volumes are expected to increase, reflecting seasonally higher home entertainment and consumer products shipments. Operating results should also reflect higher average sales margins for sales to the tobacco segment. Foodservice operating results are expected to reflect flat sales volumes and decreased average sales price realizations due to competitive pressures. Input costs for resins are expected to increase, but operating costs should remain flat.

European Consumer Packaging net sales were $80 million in the second quarter of 2009 compared with $70 million in the first quarter of 2009 and $75 million in the second quarter of 2008. Operating earnings were $14 million in both the second and first quarters of 2009 compared with $8 million in the second quarter of 2008.

Sales volumes in the second quarter of 2009 were higher than in the first quarter of 2009. Average sales price realizations declined, but this was more than offset by an improved mix of products sold. Manufacturing costs were unfavorable reflecting the annual maintenance outage at the Svetogorsk mill in Russia. Compared with the second quarter of 2008, sales volumes in the second quarter of 2009 were higher reflecting increased domestic sales as well as improved export sales. Average sales price realizations remained relatively constant. Operating results in the 2009 third quarter are expected to be impacted by lower sales volumes but should reflect an improved mix due to a declining proportion of export shipments. Planned maintenance downtime costs are expected to be about the same as the second quarter with the planned annual maintenance outage at the Kwidzyn mill in the third quarter.

Asian Consumer Packaging net sales were $125 million in the second quarter of 2009 compared with $115 million in the first quarter of 2009 and $95 million in the second quarter of 2008. Operating earnings in the second quarter of 2009 improved to $7 million compared with $4 million in the first quarter of 2009 and $5 million in the second quarter of 2008.

Distribution

	2009			2008
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,595	$1,590	$3,185	$1,970	$1,985	$3,955
Operating Profit	10	(7)	3	26	16	42

Distribution’s 2009 second quarter sales were about even with the first quarter of 2009 while operating profit improved by $17 million. Compared to the second quarter of 2008, sales decreased 19% while operating profit decreased $16 million. Weak U.S. economic conditions were the major factor in the decline in operating profits.

Second-quarter 2009 sales of papers and graphic arts supplies and equipment totaled $1.0 billion compared with $1.0 billion in the first quarter of 2009 and $1.3 billion in the 2008 second quarter. Although units shipped improved from the first quarter, declining prices, particularly for coated paper products, offset the revenue effect of these volume gains. Total printing revenues nearly were even with the first quarter of 2009, but down more than 20% from the 2008 second quarter. A reduction in print advertising and weaker general economic conditions both contributed to the reduction in demand.

Packaging sales were $300 million in the second quarter of 2009 compared with $300 million in the first quarter of 2009 and $400 million in the 2008 second quarter. Sales of facility supply products totaled $300 million in the second quarter of 2009, compared with $250 million in the first quarter of 2009 and $300 million in the second quarter of 2008.

Operating profits were $10 million in the second quarter of 2009 compared with a loss of $7 million in the first quarter of 2009 and profit of $26 million in the second quarter of 2008. Compared with the first quarter of 2009, operating profits increased principally due to lower operating costs, reflecting cost control initiatives implemented in 2008 and 2009, and a reduction in bad debt charges. Lower sales volumes were the principal cause of the earnings decline compared with the 2008 second quarter. Second quarter 2009 earnings were also affected by lower prices and margin pressure, however, benefits from cost reduction efforts partially mitigated these unfavorable earnings effects.

Looking ahead to the 2009 third quarter, operating results are expected to reflect improved seasonal sales volumes and continued benefits from cost reduction actions.

Forest Products

	2009			2008
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$10	$5	$15	$55	$25	$80
Operating Profit	3	2	5	41	25	66

Forest Products sales and profits are driven by forestland sales, which can vary from quarter to quarter due to various factors. Net sales in the second quarter of 2009 were about double net sales in the first quarter of 2009, but 82% lower than in the second quarter of 2008. Operating earnings in the second quarter of 2009 were 50% higher than in the first quarter of 2009, but 93% lower than in the second quarter of 2008. Third quarter results are currently projected to be similar to the second quarter.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended June 30, 2009 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended March 31, 2009 under the caption Equity (losses) earnings, net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded an equity loss, net of taxes, of $30 million in the second quarter of 2009 compared with a loss of $26 million in the first quarter of 2009. Sales volumes for Ilim’s first quarter of 2009 decreased compared with the fourth quarter of 2008 across all product lines reflecting significantly weaker demand, particularly in markets in China. Sales price realizations continued to decrease across all product lines, but pulp and paper prices began to stabilize toward the end of the quarter. Input costs decreased for wood, chemicals and fuel oil and operating costs were also favorable. Lack-of-order downtime was lower in the first quarter compared with the fourth quarter. In addition, first-quarter results included a $2 million provision for the write-down of assets to be permanently shut down while fourth-quarter results included a $19 million charge to write-off project development expenses and a $5 million provision for the write-down of assets. Additionally, foreign exchange losses on the remeasurement of U.S. dollar-denominated debt were $7 million unfavorable compared with the fourth quarter of 2008.

In the second quarter of 2008, the Company had recorded equity earnings, net of taxes, for Ilim totaling $32 million related to operations in the first quarter of 2008. Sales volumes in the 2008 first quarter reflected strong demand for both pulp and containerboard. Average sales price realizations were also strong for both Russian domestic and export sales. Equity earnings also included a $14 million after-tax foreign exchange gain on the remeasurement of U.S. dollar denominated debt, and a $3 million after-tax charge to write off a share repurchase option.

Looking ahead to the third quarter of 2009, demand in both the domestic and export markets is expected to remain stable. Average sales price realizations are expected to continue to remain weak, although softwood pulp export prices should improve, reflecting a price increase announced in April. The strengthening of the Russian ruble versus the U.S. dollar will result in a foreign exchange remeasurement gain for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $2.2 billion for the first six months of 2009, up from $1.0 billion for the comparable 2008 six-month period. Earnings from continuing operations adjusted for non-cash charges were $1.9 billion for the first six months of 2009 compared to $924 million for the first six months of 2008. Cash provided by working capital components totaled $269 million for the first six months of 2009, up from $86 million for the comparable 2008 six-month period. Cash provided by continuing operations for the first six months of 2009 included $833 million received from alternative fuel mixture credits.

Investments in capital projects totaled $259 million in the first six months of 2009 compared to $482 million in the first six months of 2008. Full-year 2009 capital spending is currently expected to be approximately $600 million, or about 40% of depreciation and amortization expense for our current businesses.

Financing activities for the first six months of 2009 included a $1.1 billion net decrease in debt versus a $3 billion net increase during the comparable 2008 six-month period.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012 and $268 million of long-term debt issued in the first quarter of 2009 by International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper. Also during the second quarter, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition, and International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2009, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $500 million due in 2014 to manage interest rate exposure. These interest rate swaps qualify for fair value hedge accounting in accordance with SFAS No. 133.

In March 2009, Luxembourg borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points, that can vary depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

Also in the first quarter of 2009, International Paper terminated an interest rate swap with a notional value of $100 million designated as a fair value hedge, resulting in a gain of $11 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. As the swap agreement was terminated early, the resulting gain will be amortized to earnings over the life of the related debt through April 2016.

Subsequent to the end of the 2009 second quarter, the Company announced that it had priced $1.0 billion of 7.50% senior unsecured notes due in 2021, and also announced that it had commenced cash tender offers to repurchase any and all of its outstanding 7.40% notes due 2014, and some or all of its 7.20% notes due 2026 and 5.50% notes due 2014 up to a maximum of $1.0 billion less the principal amount of any repurchases of the 7.40% notes. Additionally, Luxembourg repaid the remaining $200 million of the $468 million long-term debt issued in the first quarter of 2009, and International Paper repaid $375 million of the $2.5 billion long-term debt issued in connection with the CBPR acquisition.

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

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $1 billion and maturities ranging from 2014 to 2018 to manage interest rate exposure associated with the $3 billion of unsecured senior notes. These interest rate swaps are being accounted for as fair value hedges in accordance with SFAS No. 133.

At June 30, 2009 and December 31, 2008, International Paper classified $450 million and $796 million, respectively, of bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first six months of 2009, International Paper issued approximately 2.5 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $10 million. During the first six months of 2008, the Company issued approximately 2.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million. Common stock dividend payments totaled $118 million and $218 million for the first six months of 2009 and 2008, respectively. Dividends were $0.275 per share and $0.50 per share for the first six months in 2009 and 2008, respectively. In March 2009, the Company had announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter.

At June 30, 2009, contractual obligations for future payments of debt maturities by calendar year were as follows (in millions): $222 in 2009; $417 in 2010; $839 in 2011; $874 in 2012; $1,508 in 2013; $1,337 in 2014; and $5,720 thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

At June 30, 2009, International Paper had approximately $2.5 billion of committed liquidity facilities, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and $1 billion of commercial paper-based financings based on eligible receivable balances ($890 million at June 30, 2009) under a receivables securitization program. On January 23, 2009, the Company amended the receivables securitization program to extend the maturity date from October 2009 to January 2010. The amended agreement has a facility fee of 0.75% payable monthly.

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

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. As is the case with other tax credits, claims are subject to possible future review by the U.S. Internal Revenue Service, who has the authority to propose adjustments to the amounts claimed. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the first six months of 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.0 billion, including $189 million recorded in Accounts and notes receivable at June 30, 2009 and $833 million that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $482 million and $1.0 billion for the three and six months ended June 30, 2009, respectively, in Cost of products sold ($294 million and $624 million after taxes), representing eligible alternative fuel mixture credits earned through June 30, 2009.

Ilim Holding S.A. Shareholders’ Agreement

On October 4, 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions of the shareholders’ agreement. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $350 million to $400 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods.

The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders’ agreement, although they have the right to do so. Additionally, the parties are discussing a possible renegotiation of the terms of the shareholders’ agreement to defer the parties’ options to commence procedures specified under the deadlock provisions of the shareholders’ agreement until a future date beyond the expected completion of a planned capital investment program.

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

The Company has included in its 2008 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2009.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $107 million for International Paper’s U.S. plans for the six months ended June 30, 2009, or about $50 million more than the pension expense for the first six months of 2008. Net pension expense for non-U.S. plans was about $3 million and $2 million for the first six months of 2009 and 2008, respectively. The increase in U.S. plan pension expense was principally due to a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008, higher amortization of unrecognized actuarial losses and the addition of CBPR employees.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2009, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.1 billion, consisting of approximately 45% equity securities, 35% fixed income securities, and 20% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plans in 2009, and does not currently expect any required cash contributions until 2011. The Company continually reassesses the amount and timing of any discretionary contributions. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $40 million in 2009.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has identified the following additional risk factor to supplement those set forth in the 2008 10-K:

Changes in Tax Laws May Have a Material Effect on Our Future Cash Flows and Results of Operations

Our earnings included excise tax credits of $482 million and $1.0 billion before taxes for the three months and six months ended June 30, 2009 for alternative fuel mixtures produced for use as a fuel in our business. Cash provided by operations for the six months ended June 30, 2009 included approximately $833 million relating to this credit. The credit is scheduled to expire December 31, 2009. If this excise tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on our future cash flows and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	1,162	$7.43	—	—

June 1, 2009 – June 30, 2009	2,794	15.13	—	—

Total	3,956

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months during the quarter not presented above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of International Paper was held on May 11, 2009.

(b)	Four directors were elected: John V. Faraci, Stacey J. Mobley, William G. Walter and J. Steven Whisler. Directors whose terms of office continued after the annual meeting are David J. Bronczek, Lynn Laverty Elsenhans, Samir G. Gibara, John L. Townsend III, John F. Turner and Alberto Weisser.

(c)	(i) The votes for or withheld for each nominee were:

	For	Withheld
John V. Faraci	276,096,516	92,822,334
Stacey J. Mobley	357,576,979	11,341,871
William G. Walter	249,464,695	119,454,155
J. Steven Whisler	273,520,955	95,397,895

(ii)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
364,931,520	3,313,857	673,470	0

(iii)	Shareholders voted to approve the Company proposal to amend the Company’s By-Laws regarding special shareowners meetings. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
359,762,434	7,844,885	1,311,528	0

(iv)	Shareholders voted to approve the Company proposal to approve the 2009 Incentive Compensation Plan. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
282,418,391	34,092,963	1,221,433	51,186,062

(v)	Shareholders voted not to approve the shareholder proposal concerning sustainable forestry. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
18,509,828	260,191,818	39,031,141	51,186,062

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	By-Laws, as amended through May 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K dated May 12, 2009).

4.1	Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated May 11, 2009).

10.1	Omnibus Amendment No. 1 dated June 26, 2009 and comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, and Amendment No. 1 to Fee Letters.

10.2	2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated May 12, 2009).

10.3	Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K dated May 12, 2009).

10.4	Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K dated May 12, 2009).

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: August 5, 2009	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: August 5, 2009	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller