Form 10-Q/A
period 2009-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2009-08-10
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2009 is filed solely to provide Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	By-Laws, as amended through May 11, 2009. *

4.1	Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee. *

10.1	Omnibus Amendment No. 1 dated June 26, 2009 and comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, and Amendment No. 1 to Fee Letters. *

10.2	2009 Incentive Compensation Plan. *

10.3	Executive Management Incentive Plan. *

10.4	Restricted Stock and Deferred Compensation Plan for Non-Employee Directors. *

11	Statement of Computation of Per Share Earnings. *

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. **

101.LAB	XBRL Taxonomy Extension Label Linkbase. **

101.PRE	XBRL Extension Presentation Linkbase. **

* – Previously filed.

** – Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: August 10, 2009	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: August 10, 2009	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller