Form 10-Q
period 2009-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2009-11-06
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2009 was 433,094,767.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$5,919	$6,808	$17,389	$18,283

Costs and Expenses
Cost of products sold	3,758	5,154	11,270	13,720
Selling and administrative expenses	527	507	1,535	1,438
Depreciation, amortization and cost of timber harvested	378	374	1,088	965
Distribution expenses	299	376	857	962
Taxes other than payroll and income taxes	48	48	145	136
Restructuring and other charges	151	97	313	152
Gain on sale of mineral rights	—	(261)	—	(261)
Gain on sale of forestlands	—	(3)	—	(6)
Net losses on sales and impairments of businesses	—	107	48	106
Interest expense, net	169	144	506	306

Earnings From Continuing Operations Before Income Taxes and Equity Earnings	589	265	1,627	765
Income tax provision	212	118	790	274
Equity earnings (losses), net of taxes	—	5	(59)	51

Earnings From Continuing Operations	377	152	778	542
Discontinued operations, net of taxes	—	—	—	(18)

Net Earnings	377	152	778	524
Net earnings attributable to noncontrolling interests	6	3	14	15

Net Earnings Attributable to International Paper Company	$371	$149	$764	$509

Basic Earnings Per Share Attributable to International Paper Company Shareholders
Earnings from continuing operations	$0.87	$0.35	$1.80	$1.25
Discontinued operations	—	—	—	(0.04)

Net earnings	$0.87	$0.35	$1.80	$1.21

Diluted Earnings Per Share Attributable to International Paper Company Shareholders
Earnings from continuing operations	$0.87	$0.35	$1.79	$1.24
Discontinued operations	—	—	—	(0.04)

Net earnings	$0.87	$0.35	$1.79	$1.20

Average Shares of Common Stock Outstanding – Assuming Dilution	428.7	423.4	426.6	424.2

Cash Dividends Per Common Share	$0.025	$0.25	$0.300	$0.75

Amounts Attributable to International Paper Company Common Shareholders
Earnings from continuing operations, net of taxes	$371	$149	$764	$527
Discontinued operations, net of taxes	—	—	—	(18)

Net earnings attributable to International Paper Company	$371	$149	$764	$509

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,652	$1,144
Accounts and notes receivable, net	3,080	3,288
Inventories	2,278	2,495
Deferred income tax assets	207	261
Other current assets	300	172

Total Current Assets	7,517	7,360

Plants, Properties and Equipment, net	13,699	14,202
Forestlands	749	594
Investments	1,102	1,274
Goodwill	2,288	2,027
Deferred Charges and Other Assets	1,326	1,456

Total Assets	$26,681	$26,913

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$369	$828
Accounts payable	2,066	2,119
Accrued payroll and benefits	466	445
Other accrued liabilities	1,415	1,363

Total Current Liabilities	4,316	4,755

Long-Term Debt	9,253	11,246
Deferred Income Taxes	2,514	1,957
Pension Benefit Obligation	3,303	3,260
Postretirement and Postemployment Benefit Obligation	632	663
Other Liabilities	779	631
Equity
Common stock, $1 par value, 2009 – 436.6 shares and 2008 – 433.6 shares	437	434
Paid-in capital	5,787	5,845
Retained earnings	2,062	1,430
Accumulated other comprehensive loss	(2,558)	(3,322)

	5,728	4,387
Less: Common stock held in treasury, at cost, 2009 – 3.6 shares and 2008 – 6.1 shares	83	218

Total Shareholders’ Equity	5,645	4,169

Noncontrolling interests	239	232

Total Equity	5,884	4,401

Total Liabilities and Equity	$26,681	$26,913

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net earnings attributable to International Paper Company	$764	$509
Net earnings attributable to noncontrolling interests	14	15
Discontinued operations, net of taxes	—	18

Earnings from continuing operations	778	542
Depreciation, amortization and cost of timber harvested	1,088	965
Deferred income tax expense (benefit), net	585	(51)
Restructuring and other charges	313	152
Payments related to restructuring and legal reserves	(35)	(71)
Net losses on sales and impairments of businesses	48	106
Equity loss (earnings), net	59	(51)
Periodic pension expense, net	160	89
Gain on sale of forestlands	—	(3)
Alternative fuel mixture credits receivable	(251)	—
Other, net	140	65
Changes in current assets and liabilities
Accounts and notes receivable	466	(12)
Inventories	262	(104)
Accounts payable and accrued liabilities	(38)	255
Interest payable	21	(12)
Other	(26)	86

Cash Provided by Operations	3,570	1,956

Investment Activities
Invested in capital projects	(367)	(732)
Acquisitions, net of cash acquired	(17)	(6,086)
Proceeds from divestitures	—	14
Equity investment in Ilim	—	(21)
Other	(59)	(147)

Cash Used for Investment Activities	(443)	(6,972)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(10)	(47)
Issuance of common stock	—	1
Issuance of debt	2,490	6,011
Reduction of debt	(4,911)	(627)
Change in book overdrafts	(5)	(45)
Dividends paid	(129)	(321)
Other	(113)	(69)

Cash (Used for) Provided by Financing Activities	(2,678)	4,903

Effect of Exchange Rate Changes on Cash	59	(21)

Change in Cash and Temporary Investments	508	(134)
Cash and Temporary Investments
Beginning of period	1,144	905

End of period	$1,652	$771

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2008, and International Paper’s Current Report on Form 8-K filed on May 13, 2009 to update the historical financial statements included in the Company’s Form 10-K for the year ended December 31, 2008 to reflect the retrospective application of guidance issued related to noncontrolling interests in consolidated financial statements (collectively the “2008 10-K”), both of which have previously been filed with the Securities and Exchange Commission.

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Revenue Arrangements with Multiple Deliverables:

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13,
“Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification (ASC) 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration of products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

Variable Interest Entities:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidation” (FIN 46(R), “Consolidation of Variable Interest Entities”). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

Transfers of Financial Assets:

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140,” which amends the derecognition guidance in ASC 860, “Transfers and Servicing of Financial Assets” (SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”). This guidance eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

Subsequent Events:

In May 2009, the FASB issued ASC 855, “Subsequent Events” (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying financial statements, and has evaluated subsequent events through November 6, 2009, the date that the accompanying consolidated financial statements were issued.

Other-Than-Temporary Impairment for Debt Securities:

In April 2009, the FASB issued new guidance under ASC 320, “Investments—Debt and Equity Securities,” (FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Investments”) which provides a new other-than-temporary impairment model for debt securities. This guidance was effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:

In December 2008, the FASB issued new guidance under ASC 715, “Defined Benefit Plans—General,” (FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in the financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company is currently evaluating the provisions of this guidance.

Intangible Assets:

In April 2008, the FASB issued new guidance under ASC 350, “Intangibles—Goodwill and Other,” (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”) that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements:

In December 2007, the FASB issued new guidance under ASC 810, “Consolidation,” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51”) that clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. The guidance also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributable to the parent and to the noncontrolling interest. The Company has retrospectively applied the provisions of this guidance in the preparation of the accompanying consolidated financial statements.

The effects of the retrospective application of this guidance were as follows:

•	Noncontrolling interests of $232 million as of December 31, 2008 are included in Total equity in the accompanying consolidated balance sheet.
•

Net earnings attributable to noncontrolling interests of $3 million and $15 million for the three and nine months ended September 30, 2008, respectively, are presented separately in the accompanying consolidated statement of operations.

Fair Value Measurements:

In February 2008, the FASB issued new guidance under ASC 820, “Fair Value Measurements and Disclosures,” (FSP FAS 157-2, “Effective Date of FASB Statement No. 157”) which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this guidance with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 13). The Company included the remaining provisions of this guidance in the preparation of the accompanying consolidated financial statements.

In October 2008, the FASB issued new guidance under ASC 820, (FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”) which clarifies the application of fair value measurement and disclosure in cases where the market for the asset is not active. This guidance was effective upon issuance. The Company considered the guidance in the preparation of the accompanying consolidated financial statements.

In April 2009, the FASB issued additional guidance under ASC 820, (FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825, “Financial Instruments,” (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which expands the fair value disclosures required for all financial instruments within the scope of ASC 825, “Financial Instruments” (SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) to interim reporting periods. The disclosures required by this guidance were to be provided in financial statements for the first reporting period ending after June 15, 2009. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value,” which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. This guidance will be effective for financial statements issued for the first reporting period beginning after August 27, 2009. The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

NOTE 3 - EQUITY

A summary of the changes in equity for the nine month periods ended September 30, 2009 and 2008 is provided below:

	Nine Months Ended September 30,
	2009			2008
In millions	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$4,169	$232	$4,401	$8,672	$228	$8,900
Issuance of stock for various plans, net	91	—	91	99	—	99
Repurchase of stock	(10)	—	(10)	(47)	—	(47)
Common stock dividends ($0.30 per share in 2009 and $0.75 per share in 2008)	(133)	—	(133)	(325)	—	(325)
Dividends paid to noncontrolling interests by subsidiary	—	(6)	(6)	—	(8)	(8)
Noncontrolling interests of acquired entities	—	(1)	(1)	—	—	—
Comprehensive income:
Net earnings	764	14	778	509	15	524
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	82	—	82	62	—	62
Non-U.S. plans	7	—	7	3	—	3
Change in cumulative foreign currency translation adjustment	604	—	604	(163)	4	(159)
Net losses / gains on cash flow hedging derivatives:
Net gains arising during the period	31	—	31	16	—	16
Less: Reclassification adjustment for losses (gains) included in net income	40	—	40	(61)	—	(61)

Total comprehensive income			1,542			385

Balance, September 30	$5,645	$239	$5,884	$8,765	$239	$9,004

NOTE 4 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share from continuing operations are computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods where dilutive. A reconciliation of the amounts included in the computation of earnings per common share from continuing operations and diluted earnings per common share from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2009	2008	2009	2008
Earnings from continuing operations	$371	$149	$764	$527
Effect of dilutive securities (a)	—	—	—	—

Earnings from continuing operations – assuming dilution	$371	$149	$764	$527

Average common shares outstanding	426.1	421.2	424.8	421.0
Effect of dilutive securities
Restricted stock performance share plan (a)	2.6	2.2	1.8	3.2
Stock options (b)	—	—	—	—

Average common shares outstanding – assuming dilution	428.7	423.4	426.6	424.2

Basic earnings per common share from continuing operations	$0.87	$0.35	$1.80	$1.25

Diluted earnings per common share from continuing operations	$0.87	$0.35	$1.79	$1.24

(a)	Securities are not included in the table in periods when antidilutive.

(b)	Options to purchase 22.8 million shares and 25.7 million shares for the three months ended September 30, 2009 and 2008, respectively, and options to purchase 22.8 million shares and 25.7 million shares for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 - RESTRUCTURING CHARGES AND OTHER ITEMS

2009:

Restructuring and Other Charges

During the third quarter of 2009, restructuring and other charges totaling $151 million before taxes ($95 million after taxes) were recorded, including a $102 million charge before taxes ($62 million after taxes) for costs related to the early extinguishment of debt (see Note 12), a $39 million charge before taxes ($24 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $7 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France, and a $3 million charge before taxes ($2 million after taxes) for other closure costs.

During the second quarter of 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded, including a $34 million charge before taxes ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $25 million charge before taxes ($16 million after taxes) related to early debt extinguishment costs, a $15 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France, and a $5 million charge before taxes ($3 million after taxes) for other closure costs. Additionally, the second quarter income tax provision included a $156 million charge to establish a valuation allowance for deferred tax assets in France and a $26 million credit related to the settlement of certain tax issues (see Note 10).

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

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the first nine months of 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.5 billion, including $251 million recorded in Accounts and notes receivable at September 30, 2009 and $1.3 billion that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $525 million and $1.5 billion for the three months and nine months ended September 30, 2009, respectively, in Cost of products sold ($320 million and $944 million after taxes), representing eligible alternative fuel mixture credits earned through September 30, 2009.

2008:

During the third quarter of 2008, restructuring and other charges totaling $97 million before taxes ($60 million after taxes) were recorded, including $35 million before taxes ($22 million after taxes) for adjustments to legal reserves, $53 million before taxes ($33 million after taxes) to write-off supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition (see Note 6), $8 million before taxes ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and $1 million before taxes ($0 million after taxes) for severance costs associated with the Company’s Transformation Plan.

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

During the first quarter of 2008, restructuring and other charges totaling $42 million before taxes ($26 million after taxes) were recorded, including a $40 million charge before taxes ($25 million after taxes) for adjustments to legal reserves, a $5 million charge before taxes ($3 million after taxes) related to the reorganization of the Company’s Shorewood operations in Canada, and a $3 million credit before taxes ($2 million after taxes) for adjustments to previously recorded reserves associated with the Company’s organizational restructuring programs.

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

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	655
Inventories	568
Other current assets	11
Plants, properties and equipment, net	4,816
Goodwill	445
Other intangible assets	65
Deferred charges and other assets	63

Total assets acquired	6,625

Accounts payable and accrued liabilities	463
Other liabilities	85

Total liabilities assumed	548

Net assets acquired	$6,077

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life (at acquisition date)
Asset Class:
Trade names	$8	4 - 12 years
Patented technology	15	4 - 12 years
Proprietary software	16	4 - 5 years
Power agreements	20	1 - 7 years
Water rights	6	Indefinite

Total	$65

Selling and administrative expenses for the three months and nine months ended September 30, 2009 included charges of $18 million before taxes ($11 million after taxes) and $72 million before taxes ($44 million after taxes), respectively, of costs related to the integration of the CBPR business. Additionally, Selling and administrative expenses for the 2008 third quarter included a $19 million charge before taxes ($12 million after taxes) for integration costs associated with this acquisition.

The following unaudited pro forma information for the three months and nine months ended September 30, 2008 presents the results of operations of International Paper as if the CBPR acquisition had occurred on January 1, 2008. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2008, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales	$7,298	$21,405
Earnings from continuing operations (1)	138	411
Net earnings (1)	138	393
Earnings from continuing operations per common share (1)	0.33	0.97
Net earnings per common share (1)	0.33	0.93

(1)	Attributable to International Paper Company common shareholders.

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

Other Divestitures and Impairments:

2009:

During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2008:

During the third quarter of 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Papers industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

During the first quarter of 2008, a $1 million credit, before and after taxes, was recorded to adjust previously estimated gains/losses of businesses previously sold.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.3 billion and $908 million at September 30, 2009 and December 31, 2008, respectively.

Inventories by major category were:

In millions	September 30, 2009	December 31, 2008
Raw materials	$377	$405
Finished pulp, paper and packaging	1,465	1,658
Operating supplies	376	379
Other	60	53

Total	$2,278	$2,495

Accumulated depreciation was $16.8 billion at September 30, 2009 and $15.6 billion at December 31, 2008. The allowance for doubtful accounts was $136 million at September 30, 2009 and $121 million at December 31, 2008.

The gross carrying amount of Intangible Assets, excluding goodwill, was $311 million ($255 million net of accumulated amortization) and $284 million ($246 million net of accumulated amortization) at September 30, 2009 and December 31, 2008, respectively. The Company recognized amortization expense of intangible assets of approximately $25 million and $24 million for the first nine months of 2009 and 2008, respectively.

There was no material activity related to asset retirement obligations during either the first nine months of 2009 or 2008.

Interest payments made during the nine-month periods ended September 30, 2009 and 2008 were $444 million and $321 million, respectively. Capitalized interest costs were $9 million and $19 million for the nine months ended September 30, 2009 and 2008, respectively. Total interest expense was $530 million for the first nine months of 2009 and $374 million for the first nine months of 2008. Interest income was $24 million and $68 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense and interest income in 2009 and 2008 exclude approximately $98 million and $179 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. Distributions under preferred securities paid by Southeast Timber, Inc., a consolidated subsidiary of International Paper, were $5 million and $8 million during the first nine months of 2009 and 2008, respectively. The expense related to these preferred securities was included as a component of Net earnings attributable to noncontrolling interests. Income tax payments of $49 million and $104 million were made during the first nine months of 2009 and 2008, respectively.

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. (a loss of $56 million and earnings of $54 million for the nine months ended September 30, 2009 and 2008, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Service cost	$—	$1	$1	$2
Interest cost	8	8	23	25
Actuarial loss	5	7	17	21
Amortization of prior service cost	(7)	(9)	(21)	(27)

Net postretirement benefit cost (a)	$6	$7	$20	$21

(a)	Excludes charges of $0.4 million and $2.3 million for the three-month and nine-month periods ended September 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

NOTE 9 - GOODWILL

The following tables present changes in goodwill balances as allocated to each business segment for the nine-month periods ended September 30, 2009 and 2008:

In millions	Balance December 31, 2008	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2009
Industrial Packaging	$989	$3	$140	(b)	$1,132
Printing Papers	537	135	(18	) (c)	654
Consumer Packaging	102	—	—		102
Distribution	399	—	1		400

Total	$2,027	$138	$123		$2,288

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects purchase accounting adjustments related to the CBPR acquisition.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Balance December 31, 2007	Reclassifications and Other (a)	Additions/ (Reductions)		Balance September 30, 2008
Industrial Packaging	$683	$(2)	$281	(b)	$962
Printing Papers	2,043	(43)	(21	) (c)	1,979
Consumer Packaging	530	6	5	(d)	541
Distribution	394	—	1		395

Total	$3,650	$(39)	$266		$3,877

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects $279 million related to the CBPR acquisition and $2 million in purchase accounting adjustments related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) exchange.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reflects additional goodwill related to joint ventures in China.

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

NOTE 10 - INCOME TAXES

At December 31, 2008, cumulative unrecognized tax benefits totaled $435 million. During the first two quarters of 2009, unrecognized tax benefits decreased by $157 million, primarily as a result of an agreement reached with the U.S. Internal Revenue Service on the Company’s 2004 and 2005 U.S. federal income tax audits. In the third quarter of 2009, unrecognized tax benefits decreased by $20 million to $258 million, and accrued interest and tax penalties increased by $2 million to $76 million, primarily due to the state tax impact of the settlement of the Company’s 2004 and 2005 U.S. federal tax audits. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $80 million during the next twelve months.

During the 2009 second quarter, in connection with the ongoing evaluation of the Company’s Etienne mill in France, the Company determined that the future realization of previously recorded deferred tax assets in France, including net operating loss carryforwards, no longer met the “more likely than not” standard for asset recognition. Accordingly, a charge of $156 million, before and after taxes, was recorded in the quarter to establish a valuation allowance for 100% of these assets. Additionally during the quarter, as a result of the agreement on the 2004 and 2005 U.S. federal income tax audit and related state income tax effects, a $26 million credit was recorded. These two items are included in the Income tax provision for the nine months ended September 30, 2009 in the accompanying consolidated statement of operations.

During the 2009 first quarter, the Company recorded in income tax expense charges totaling $20 million, consisting of a $14 million adjustment of deferred income taxes relating to incentive compensation payments during the quarter and a $6 million charge relating to recent state income tax legislation.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company resolved four of the eight pending lawsuits and believes that it has adequate insurance to resolve remaining matters. The Company believes that the settlement of these lawsuits will not have a material adverse effect on its consolidated financial statements.

During the 2009 third quarter, in connection with an environmental site remediation action under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), International Paper submitted to the Environmental Protection Agency (EPA) a feasibility study for this site. The EPA has indicated that, during the fourth quarter of 2009, it intends to select a proposed remedial action alternative from those identified in the study and to present this proposal for public comment. Since it is not currently possible to determine the final remedial action that will be required, the Company has accrued, as of September 30, 2009, an estimate of the minimum costs that could be required for this site. When the remediation plan is finalized by the EPA, it is possible that the remediation costs could be significantly higher than amounts currently recorded.

Exterior Siding and Roofing Litigation:

International Paper has established reserves relating to the settlement, during 1998 and 1999, of three nationwide class action lawsuits against the Company and Masonite Corp., a former wholly-owned subsidiary of the Company. Those settlements relate to (1) exterior hardboard siding installed during the 1980’s and 1990’s (the Hardboard Claims); (2) Omniwood siding installed during the 1990’s (the Omniwood Claims); and (3) Woodruf roofing installed during the 1980’s and 1990’s (the Woodruf Claims). Each of these settlements is discussed in detail in Note 11, Commitments and Contingent Liabilities, to the financial statements included in International Paper’s 2008 10-K. All Hardboard Claims were required to be made by January 15, 2008, while all Omniwood and Woodruf Claims were required to be made by January 6, 2009. Net settlement payments for the nine-month period ended September 30, 2009 totaled $35 million. Remaining reserve balances for these settlements totaled $6 million at September 30, 2009.

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

NOTE 12 - DEBT

In August 2009, International Paper issued $1 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026.

During the nine months ended September 30, 2009, International Paper repaid approximately $1.4 billion ($1.1 billion in the third quarter) of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition.

Pre-tax early debt retirement costs of $118 million related to third quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also during the second quarter, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to second quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that can vary depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of the end of the third quarter of 2009, the $468 million loan has been repaid. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments, which started in the fourth quarter of 2008, and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and are being amortized over the term of the loan. Also, in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August. As of December 2008, all of the borrowings under the receivables securitization program were repaid.

Also in the third quarter of 2008, the Company repaid $125 million of the $2.5 billion long-term debt discussed above, and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

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

At September 30, 2009 and December 31, 2008, International Paper classified $450 million and $796 million, respectively, of bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidence by its contractually committed credit facility, to renew or convert these obligations.

At September 30, 2009, the fair value of International Paper’s $9.6 billion of debt was approximately $10 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

NOTE 13 - DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For transactions that meet the hedge accounting criteria, International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Deferred charges and other assets, Other accrued liabilities or Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Other comprehensive income for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized currently in earnings together with changes in the fair value of any derivatives not designated as hedges.

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, totaled losses of approximately $50 million and $27 million for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed rate debt. At September 30, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $112 million and $484 million, respectively.

In the third quarter of 2009, the Company entered into a fixed-to-floating interest rate swap agreement with a notional value of $100 million. The interest rate swap was effective August 2009 and matures April 2015. The interest rate swap is being accounted for as a fair value hedge of the benchmark interest rate.

Also in the third quarter of 2009, in connection with various early debt retirements, interest rate swap hedges with a notional value of $520 million, including $500 million of the swaps issued in the second quarter, were terminated or undesignated as an effective fair value hedge resulting in a gain of approximately $9 million. In addition, a previously deferred gain of $17 million related to earlier swap terminations was recognized in earnings. These gains are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In the first quarter of 2009, an interest rate swap agreement designated as a fair value hedge with a notional value of $100 million was terminated, resulting in a gain of $11 million that was deferred and recorded in Long-term debt. This gain will be amortized as an adjustment of interest expense over the life of the underlying debt through 2016.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. Any previously recognized gains or losses on effective hedges are reclassified out of OCI to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable.

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At September 30, 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges. At December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualified as cash flow hedges were approximately $1 billion.

In the third quarter of 2009, in connection with various early debt retirements, deferred losses of approximately $10 million related to earlier swap terminations were reclassified from Other comprehensive loss and included in Restructuring and other charges in the accompanying consolidated statement of operations.

In September 2009, the Company undesignated $950 million of interest rate swaps that qualified as cash flow hedges and entered into an offsetting $950 million fixed-to-floating interest rate swap with a maturity date in September 2010 to minimize the earnings exposure from the undesignated swaps.

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At September 30, 2009, the hedged volumes of these energy contracts totaled one million barrels of fuel oil and 24 million MMBTUs (Million British Thermal Units) of natural gas. At December 31, 2008, the hedged volumes totaled one million barrels of fuel oil and 21 million MMBTUs of natural gas. These contracts had maturities of three years or less as of September 30, 2009. Deferred losses totaling $17 million after taxes at September 30, 2009 are expected to be recognized through earnings within the next 12 months.

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At September 30, 2009, these contracts have maturities of two years or less. Deferred gains of $17 million after taxes at September 30, 2009 are expected to be recognized through earnings within the next 12 months. As of September 30, 2009 and December 31, 2008, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

In millions	September 30, 2009	December 31, 2008
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	16	21
US dollar / Brazilian real	212	166
British pounds / Brazilian real	8	—
European euro / Polish zloty	133	96

Fair Value Measurements

International Paper’s financial assets and liabilities that are recorded at fair value consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. For these financial instruments, fair value is determined at each balance sheet date using an income approach based on a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The guidance for fair value measurements and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. All of International Paper’s fair value measurements use Level 2 inputs. The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$5	(a)	$27	(b)	$—		$—
Interest rate contracts – cash flow	—		—		—		39	(c)
Commodity contracts – cash flow	12	(d)	—		47	(e)	75	(f)
Foreign exchange contracts – cash flow	32	(g)	27	(h)	2	(i)	47	(i)

Total derivatives designated as hedging instruments	$49		$54		$49		$161

Derivatives not designated as hedging instruments
Interest rate contracts	$—		$—		$36	(j)	$8	(c)
Embedded derivatives	7	(a)	8	(a)	—		—
Foreign exchange contracts	6	(h)	40	(h)	10	(i)	19	(i)

Total derivatives not designated as hedging instruments	$13		$48		$46		$27

Total derivatives	$62		$102		$95		$188

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets, $3 million recorded in Accounts and notes receivable, net and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other liabilities in the accompanying consolidated balance sheet.

(d)	Includes $7 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(e)	Includes $37 million recorded in Other accrued liabilities and $10 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Includes $47 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Includes $28 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(h)	Included in Other current assets in the accompanying consolidated balance sheet.

(i)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(j)	Includes $30 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table shows the change in Accumulated other comprehensive income, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) Loss Reclassified from OCI into Income (Effective Portion)
	2009	2008		2009	2008
Interest rate contracts	$(6)	$(5)	Interest expense, net	$21	$—
Commodity contracts	(2)	2	Cost of products sold	27	(10)
Foreign exchange contracts	39	19	Cost of products sold	(8)	(51)

Total	$31	$16		$40	$(61)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $62 million as of September 30, 2009 and $109 million as of December 31, 2008. In addition, existing derivative contracts provide for netting across all derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Service cost	$30	$28	$90	$76
Interest cost	134	135	402	404
Expected return on plan assets	(159)	(168)	(475)	(503)
Actuarial loss	40	30	120	90
Amortization of prior service cost	8	7	23	22

Net periodic pension expense (a)	$53	$32	$160	$89

(a)	Excludes charges of $15 million and $62 million for the three-month and nine-month periods ended September 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plan in 2009. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in the next twelve months. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $24 million through September 30, 2009.

NOTE 15 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards in the discretion of the Committee, and cash-based awards. The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). A detailed discussion of the LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the financial statements included in International Paper’s 2008 10-K. As of September 30, 2009, 16.6 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2009 and 2008 was $72 million and $83 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 and $19,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $28 million and $130 million for the nine-month periods ended September 30, 2009 and 2008, respectively. At September 30, 2009, $67 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.3 years.

Performance-Based Restricted Share Program:

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 1,100 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends are assumed to be zero for all companies, and the volatility is based on the Company’s historical volatility over the expected term.

PSP awards issued to certain members of senior management are accounted for as liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Expected volatility	33.83% - 71.11%	33.83% - 99.39%
Risk-free interest rate	0.17% - 1.24%	0.17% - 1.27%

The following summarizes the activity for PSP for the nine months ended September 30, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,254,256	$32.69
Granted	4,100,947	19.09
Shares Issued (a)	(3,341,161)	33.44
Forfeited	(522,974)	22.78

Outstanding at September 30, 2009	6,491,068	$24.51

(a)	Includes 350,761 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity for the remaining options under the plan as of September 30, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	25,093,122	$39.68
Forfeited	(355,321)	43.84
Expired	(1,934,680)	43.63

Outstanding at September 30, 2009	22,803,121	$39.28	3.0	$—

All options were fully vested and exercisable as of September 30, 2009.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2009:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	102,000	$35.11
Granted	5,000	11.80
Shares Issued	(4,000)	28.74
Forfeited	—	—

Outstanding at September 30, 2009	103,000	$34.23

NOTE 16 – SUBSEQUENT EVENTS

On October 22, 2009, International Paper announced plans to close its paper mill and associated operations in Franklin, Virginia, and its containerboard mills in Pineville, Louisiana and Albany, Oregon. The Company also announced that it would permanently shut down the previously idled No. 3 machine at its Valliant, Oklahoma containerboard mill. The Valliant mill’s other two machines will continue to operate. These permanent shutdowns will reduce the Company’s North American paper and containerboard capacity by 2.1 million tons. The closures will impact about 1,600 employees.

The Company estimates that these closures will result in noncash asset write-off and accelerated depreciation charges of approximately $1.1 billion and cash severance charges of approximately $60 million to be recorded in the fourth quarter of 2009 and first quarter of 2010, plus additional closure costs to be determined and recorded as the facilities are closed.

INTERNATIONAL PAPER COMPANY

Financial Information by Industry Segment

(Unaudited)

(In millions)

Sales by Industry Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Industrial Packaging	$2,230	$2,320	$6,680	$5,235
Printing Papers	1,470	1,800	4,155	5,305
Consumer Packaging	790	830	2,275	2,395
Distribution	1,665	2,075	4,850	6,030
Forest Products	5	55	20	135
Corporate and Inter-segment Sales	(241)	(272)	(591)	(817)

Net Sales	$5,919	$6,808	$17,389	$18,283

Operating Profit by Industry Segment (1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Industrial Packaging	$410	(2,3,4)	$95	(5)	$1,152	(2,3,4)	$279	(5)
Printing Papers	363	(2,6)	103	(7)	954	(2,6)	514	(7)
Consumer Packaging	144	(2,8)	(2	)(8)	370	(2,8)	20	(8)
Distribution	21		35		24		77
Forest Products	2		305		7		371

Operating Profit	940		536		2,507		1,261
Interest expense, net	(169)		(144)		(506)		(306)
Noncontrolling interests/equity earnings adjustment (9)	5		(1)		19		11
Corporate items, net	(46)		(40)		(141)		(82)
Restructuring and other charges	(141)		(89)		(252)		(126)
Sale of forestlands	—		3		—		6
Net gains on sales and impairments of businesses	—		—		—		1

Earnings from continuing operations before income taxes and equity earnings	$589		$265		$1,627		$765

Equity earnings (loss) in Ilim Holding S.A., net of taxes (1)	$—		$5		$(56)		$54

(1)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $0 million for the three months ended September 30, 2009, equity losses, net of taxes, of $56 million for the nine months ended September 30, 2009, and equity earnings, net of taxes, of $5 million and $54 million for the three months and nine months ended September 30, 2008, respectively, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

(2)	Includes gains of $221 million and $637 million for the Industrial Packaging segment, $226 million and $663 million for the Printing Papers segment, and $78 million and $247 million for the Consumer Packaging segment for the three months and nine months ended September 30, 2009, respectively, relating to alternative fuel mixture credits.

(3)	Includes charges of $18 million and $72 million for the three months and nine months ended September 30, 2009, respectively, for CBPR integration costs.

(4)	Includes charges of $7 million and $22 million for the three months and nine months ended September 30, 2009, respectively, for severance and other costs related to the planned closure of the Etienne mill in France, and a charge of $48 million for the nine months ended September 30, 2009 to write down the assets at the Etienne mill to estimated fair value.

(5)	Includes a charge of $39 million relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a charge of $19 million for CBPR integration costs.

(6)	Includes charges of $1 million and $11 million for the three months and nine months ended September 30, 2009, respectively, for shutdown costs for the Louisiana mill and the Franklin lumber mill, sheet converting plant and converting innovations center, and a charge of $23 million for the nine months ended September 30, 2009 for the closure of the Inverurie, Scotland mill.

(7)	Includes a charge of $107 million to write down the assets of the Inverurie, Scotland mill to estimated fair value.

(8)	Includes charges of $2 million and $8 million for the three months ended September 30, 2009 and 2008, respectively, and $5 million and $26 million for the nine months ended September 30, 2009 and 2008, respectively, related to the reorganization of the Company’s Shorewood operations.

(9)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes and equity earnings.

INTERNATIONAL PAPER COMPANY

Sales Volumes By Product (1) (2)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2009	2008	2009	2008
Industrial Packaging
Corrugated Packaging (4)	1,856	1,641	5,531	3,419
Containerboard (4)	580	686	1,581	1,686
Recycling (4)	566	397	1,759	397
Saturated Kraft	33	45	83	130
Bleached Kraft	22	24	52	65
European Industrial Packaging	252	261	790	844
Asia Industrial Packaging	200	154	427	443

Industrial Packaging	3,509	3,208	10,223	6,984

Printing Papers
U.S. Uncoated Papers	753	875	2,148	2,653
European and Russian Uncoated Papers	304	355	1,006	1,101
Brazilian Uncoated Papers	282	217	696	638
Asian Uncoated Papers	25	6	40	21

Uncoated Papers	1,364	1,453	3,890	4,413

Market Pulp (3)	422	448	1,114	1,218

Consumer Packaging
U.S. Coated Paperboard	324	403	932	1,202
European Coated Paperboard	86	81	265	235
Asia Coated Paperboard	221	138	628	386
Other Consumer Packaging	42	48	130	136

Consumer Packaging	673	670	1,955	1,959

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.

(3)	Includes internal sales to mills.

(4)	Includes CBPR volumes from date of acquisition in August 2008.

Sales Volumes represent supplemental information that is not included in Part I, Item 1. Financial Information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

In the 2009 third quarter, International Paper Company delivered solid operating results despite still-challenging market and economic conditions. While overall demand for the Company’s products was essentially flat compared with second-quarter levels, we began to see signs of improving demand as the third quarter ended. The Company was able to expand margins during the quarter, and generated strong cash flow from operations which was used to reduce long-term debt by $1.3 billion.

Looking ahead to the 2009 fourth quarter, we expect seasonal decreases in demand for paper and packaging products in North America and stable to modestly increasing demand in other global markets. Paper pricing is expected to be stable, while pulp prices should improve and box prices should decline reflecting the impact of already published containerboard price decreases. Planned maintenance outage expenses should increase by about $30 million in North America, but should decline by about $10 million in Europe. Input costs for natural gas should increase in the fourth quarter due to seasonally higher consumption, while other energy costs remain about flat. Wood costs and freight costs are expected to increase, while OCC (old corrugated container) and chemical costs remain about flat. Earnings for our xpedx distribution business should remain stable, and we expect some improvement in equity earnings from our investment in Ilim Holding S.A. Additionally, the Company will record significant asset write-off and severance charges in the fourth quarter related to the recently announced paper and containerboard mill shutdowns. Considering all of these factors, we expect 2009 fourth-quarter earnings will be significantly less than in the third quarter.

RESULTS OF OPERATIONS

For the third quarter of 2009, International Paper reported net sales of $5.9 billion, compared with $6.8 billion in the third quarter of 2008 and $5.8 billion in the second quarter of 2009.

Net earnings attributable to International Paper totaled $371 million, or $0.87 per share, in the 2009 third quarter. This compared with earnings of $149 million, or $0.35 per share, in the third quarter of 2008 and $136 million, or $0.32 per share, in the second quarter of 2009.

Compared with the third quarter of 2008, earnings in the 2009 third quarter benefited from lower operating costs, partially offset by an unfavorable mix of products sold ($64 million), lower mill outage costs ($20 million), lower raw material and freight costs ($196 million), and a lower income tax provision ($6 million). These benefits were offset by lower average price realizations ($132 million), lower sales volumes and higher lack-of-order downtime ($128 million), lower earnings from land and mineral sales ($204 million), higher corporate items and other costs ($2 million), and higher net interest expense ($14 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $5 million lower in the 2009 third quarter than in the 2008 third quarter. Net special items were a gain of $214 million in the 2009 third quarter, compared with a loss of $207 million in the 2008 third quarter.

Compared with the second quarter of 2009, earnings from continuing operations benefited from higher sales volumes and lower lack-of-order downtime ($39 million), lower raw material and freight costs ($11 million), lower mill outage costs ($45 million), decreased corporate items and other costs ($6 million), and a lower income tax provision ($8 million) reflecting a lower estimated effective tax rate in 2009. These benefits were partially offset by lower average price realizations ($53 million), a less favorable mix of products sold, partially offset by lower operating costs ($17 million), and slightly lower earnings from land and mineral sales ($1 million). Net interest expense decreased ($3 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $30 million versus the second quarter. Net special items were a gain of $214 million in the 2009 third quarter versus a gain of $50 million in the second quarter of 2009.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges, gains (losses) on sales and impairments of businesses, and the reversal of reserves no longer required.

The following table presents a reconciliation of net earnings attributable to International Paper to its operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2009	2008	2009
Net Earnings Attributable to International Paper Company	$371	$149	$136
Add back (deduct):
Income tax provision	212	118	348
Equity earnings, net of taxes	—	(5)	32
Noncontrolling interests, net of taxes	6	3	4

Earnings From Continuing Operations Before Income Taxes and Equity Earnings	589	265	520
Interest expense, net	169	144	173
Noncontrolling interests / equity earnings included in operations	(5)	1	(8)
Corporate items	46	40	44
Special items:
Restructuring and other charges	141	89	59
Sale of forestlands	—	(3)	—

	$940	$536	$788

Industry Segment Operating Profit
Industrial Packaging	$410	$95	$382
Printing Papers	363	103	279
Consumer Packaging	144	(2)	114
Distribution	21	35	10
Forest Products	2	305	3

Total Industry Segment Operating Profit (1)	$940	$536	$788

(1)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of about breakeven for the three months ended September 30, 2009, equity earnings, net of taxes, of $5 million for the three months ended September 30, 2008, and an equity loss, net of taxes, of $30 million for the three months ended June 30, 2009 related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $940 million in the 2009 third quarter were higher than both $536 million in the 2008 third quarter and $788 million in the 2009 second quarter. Compared with the third quarter of 2008, earnings in the current quarter benefited from lower operating costs, partially offset by a less favorable mix of products sold ($93 million), lower mill outage costs ($30 million), lower raw material and freight costs ($290 million), and lower corporate items and other costs ($9 million). These benefits were offset by lower average price realizations ($196 million), lower sales volumes and increased lack-of-order downtime ($189 million), and lower gains from land and mineral sales ($303 million). Special items consisted of a gain of $497 million in the 2009 third quarter, including a pre-tax gain of $525 million from alternate fuel mixture credits, compared with a loss of $173 million in the 2008 third quarter.

Compared with the 2009 second quarter, operating profits benefited from higher sales volumes and decreased lack-of-order downtime ($59 million), lower raw material and freight costs ($17 million), lower mill outage costs ($67 million), and lower Corporate items and other costs ($16 million). These benefits were partially offset by lower average price realizations ($79 million), an unfavorable mix of products sold, partially offset by lower operating costs ($28 million), and slightly lower gains from land and mineral sales ($1 million). Special items consisted of gains of $497 million in the 2009 third quarter versus $396 million in the second quarter of 2009.

During the 2009 third quarter, International Paper took approximately 715,000 tons of downtime, including 555,000 tons that were market-related, compared with approximately 360,000 tons of downtime in the third quarter of 2008, including 55,000 tons that were market-related. During the 2009 second quarter, International Paper took approximately 1,025,000 tons of downtime, including 775,000 tons that were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

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

Income Taxes

The income tax provision was $212 million for the 2009 third quarter. Excluding an expense of $142 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 30% for the quarter. The decrease versus the 2009 second quarter rate reflects adjustments of prior-year income tax estimates upon the filing of the Company’s 2008 income tax return.

The income tax provision was $348 million for the 2009 second quarter. Excluding a $156 million charge to establish a valuation allowance for net operating loss carryforwards in France, a $26 million benefit relating to the completion of the Internal Revenue Service examination of the Company’s 2005 and 2004 federal income tax returns, and an expense of $157 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $118 million in the 2008 third quarter. Excluding a $52 million benefit relating to the tax effects of special items, the effective income tax rate for continuing operations was 32.5% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2009 third quarter was $169 million compared with $173 million for the 2009 second quarter and $144 million for the 2008 third quarter. The higher net expense versus the 2008 third quarter reflects the issuance of $6 billion of debt, mainly in connection with the acquisition of the CBPR business.

Corporate items, net, totaled $46 million in the third quarter of 2009 compared with $44 million in the second quarter of 2009 and $40 million in the third quarter of 2008. The slight increase versus the second-quarter was due to slightly higher pension expense, while the increase from the 2008 third quarter reflects higher pension expense, partially offset by lower supply chain initiative costs. Overhead charges allocated to industry segments in the third quarter of 2009 were $24 million lower than in the second quarter of 2009 as lower inventory-related costs were partially offset by higher workers’ compensation costs. Overhead charges allocated to industry segments in the third quarter of 2009 were lower than in the third quarter of 2008 reflecting lower inventory-related costs, partially offset by higher benefit-related costs and hedging expenses.

Special Items

Restructuring and Other Charges

2009:

During the third quarter of 2009, restructuring and other charges totaling $151 million before taxes ($95 million after taxes) were recorded, including a $102 million charge before taxes ($62 million after taxes) for costs related to the early extinguishment of debt (see Note 12), a $39 million charge before taxes ($24 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $7 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France, a $3 million charge before taxes ($2 million after taxes) for other closure costs.

During the second quarter of 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded, including a $34 million charge before taxes ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $25 million charge before taxes ($16 million after taxes) related to early debt extinguishment costs, a $15 million charge, before and after taxes, for severance and other costs related to the closure of the Company’s Etienne mill in France, and a $5 million charge before taxes ($3 million after taxes) for other closure costs. Additionally, the second quarter income tax provision included a $156 million charge to establish a valuation allowance for deferred tax assets in France, and a $26 million credit related to the settlement of certain tax issues (see Note 10).

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

Net Losses on Sales and Impairments of Businesses

2009:

During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2008:

During the third quarter of 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Paper’s industry segment to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

During the first quarter of 2008, a $1 million credit, before and after taxes, was recorded to adjust previously estimated gains/losses of businesses previously sold.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the third quarter of 2009.

Industrial Packaging

	2009			2008
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,230	$2,270	$6,680	$2,320	$1,470	$5,235
Operating Profit	410	382	1,152	95	87	279

Industrial Packaging net sales for the third quarter of 2009 were 2% lower than in the second quarter of 2009, and 4% lower than in the third quarter of 2008. Operating profits in the third and second quarters of 2009 included gains of $221 million and $208 million, respectively, relating to alternative fuel mixture credits. Operating profits also included $7 million and $63 million of costs in the 2009 third and second quarters, respectively, associated with the planned closure of the Etienne mill in France, and costs of $18 million in both the 2009 third and second quarters and $58 million in the 2008 third quarter for CBPR integration costs. Excluding these items, operating profits in the third quarter of 2009 of $214 million were 16% lower than $255 million in the second quarter of 2009 and 40% higher than $153 million in the third quarter of 2008. Sales and profits for all of 2009 and the 2008 third quarter include the operating results of the CBPR business acquired on August 4, 2008.

North American Industrial Packaging net sales were $1.9 billion in the third quarter of 2009 compared with $2.0 billion in the second quarter of 2009 and $1.9 billion in the third quarter of 2008. Operating earnings were $404 million ($201 million excluding alternative fuel mixture credits and CBPR integration costs) in the third quarter of 2009 compared with $431 million ($241 million excluding alternative fuel mixture credits and CBPR integration costs) in the second quarter of 2009 and $82 million ($140 million excluding CBPR integration costs) in the third quarter of 2008.

Sales volumes decreased slightly in the third quarter of 2009 compared with the second quarter of 2009. Containerboard volumes increased due to higher shipments to export markets, but were more than offset by lower box volumes, although box shipments did strengthen toward the end of the quarter. Average sales price realizations for boxes declined in line with previously announced published containerboard price decreases. Margins for boxes decreased due to higher containerboard costs. Planned maintenance downtime costs were significantly lower than in the 2009 second quarter. Input costs for wood, wax and chemicals were lower, but were more than offset by higher recycled fiber costs. Freight costs increased reflecting higher fuel costs. Manufacturing costs were unfavorable compared with the prior quarter as benefits from operating efficiencies and cost control initiatives were more than offset by the effects of a fire at one of our mills. In the third quarter of 2009, the business took about 520,000 tons of downtime, of which 465,000 tons related to lack of orders, compared with total downtime in the second quarter of 2009 of 680,000 tons, of which 550,000 tons related to lack of orders.

Compared with the third quarter of 2008, sales volumes and average sales price realizations were lower for both containerboard and boxes reflecting weaker customer demand and poor economic conditions. Manufacturing costs were significantly lower in both the mills and box plants reflecting benefits from cost control initiatives and acquisition synergies. Costs associated with planned mill maintenance downtime were lower in the 2009 third quarter, and input costs for wood, energy, recycled fiber and chemicals were significantly lower. About 35,000 tons of lack-of-order downtime was taken in the third quarter of 2008.

Looking ahead to the 2009 fourth quarter, sales volumes are expected to decline for containerboard despite higher export shipments, while box volumes should decrease slightly due to fewer fourth-quarter sales days. Average sales price realizations and margins are expected to reflect continued competitive pressures and a less favorable geographic sales mix. Planned maintenance downtime costs will be significantly higher, while input costs are also expected to be unfavorable due to rising energy costs as we enter the winter months.

European Industrial Packaging net sales were $240 million in both the third and second quarters of 2009 compared with $285 million in the third quarter of 2008. Operating earnings were $6 million ($13 million excluding costs associated with the planned closure of the Etienne mill in France) in the third quarter of 2009 compared with a loss of $49 million (a gain of $14 million excluding costs associated with the Etienne mill) in the second quarter of 2009 and a gain of $11 million in the third quarter of 2008.

Sales volumes in the third quarter of 2009 were only slightly lower than in the second quarter of 2009 reflecting the impact of a strong summer agricultural season in France and Italy which largely offset the weak industrial market segments. Sales margins were flat as slight reductions in kraft and recycled containerboard costs early in the quarter offset softer box pricing. Input costs for energy were higher, but freight costs decreased.

Compared with the 2008 third quarter, sales volumes in the 2009 third quarter were slightly higher, reflecting the strong summer agricultural season in France and Italy. Sales margins were also higher as costs for kraft and recycled containerboard declined more than box prices. Input costs were favorable, primarily for energy, while operating costs were about flat.

Entering the fourth quarter, sales volumes are expected to increase due to the winter agricultural season in Morocco and Spain, while industrial market segments should continue to be weak. Sales margins at box plants should be lower as board costs are expected to continue to increase while box prices improve slightly.

Asian Industrial Packaging net sales were $100 million in the third quarter of 2009 compared with $75 million in the second quarter of 2009 and $100 million in the third quarter of 2008. Operating earnings were about breakeven in both the third and second quarters of 2009, but were $2 million in the third quarter of 2008.

Printing Papers

	2009			2008
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,470	$1,360	$4,155	$1,800	$1,790	$5,305
Operating Profit	363	279	954	103	226	514

Printing Papers net sales for the third quarter of 2009 were 8% higher than in the second quarter of 2009, but were 18% lower than in the third quarter of 2008. Operating profits in the third quarter of 2009 included a $226 million gain relating to alternative fuel mixture credits and $1 million of facility closure costs, while operating profits in the second quarter of 2009 included a gain of $197 million relating to alternative fuel mixture credits and $4 million of facility closure costs, and operating profits in the third quarter of 2008 included a $107 million impairment charge to write down the assets of the Inverurie, Scotland mill. Excluding these items, operating profits in the third quarter of 2009 of $138 million were 60% higher than $86 million in the second quarter of 2009 and 34% lower than $210 million in the third quarter of 2008.

North American Printing Papers net sales were $725 million in the third quarter of 2009 compared with $685 million in the second quarter of 2009 and $905 million in the third quarter of 2008. Operating earnings were $254 million ($92 million excluding alternative fuel mixture credits and facility closure costs) in the third quarter of 2009 compared with $205 million ($61 million excluding alternative fuel mixture credits and closure costs) in the second quarter of 2009 and $131 million in the third quarter of 2008.

Sales volumes in the third quarter of 2009 were higher than in the second quarter of 2009 reflecting increased shipments to both domestic and export markets. Average sales price realizations for uncoated freesheet paper declined slightly in domestic markets, but improved in export markets. Input costs for wood, energy and chemicals were favorable. Planned maintenance downtime costs were about flat, reflecting outages at three mills in the third quarter versus four mills in the second quarter. Manufacturing operating costs were favorable as a result of cost control efforts and strong machine performance. The business took total downtime of 72,000 tons in the third quarter, of which 42,000 tons were due to lack-of-order downtime, compared with total downtime of 166,000 tons in the second quarter, of which 132,000 tons related to lack-of-order downtime.

Compared with the third quarter of 2008, sales volumes were significantly lower reflecting weak customer demand. Average sales price realizations for uncoated freesheet paper decreased in domestic markets and were significantly lower in export markets. Lack-of-order downtime in the current quarter was higher than in the third quarter of 2008 when about 5,000 tons was taken. Input costs were lower due to a significant decrease in energy costs coupled with lower costs for wood and chemicals. Freight costs were also lower. Manufacturing costs were favorable reflecting cost reduction efforts and strong operating performance, while planned maintenance downtime costs were higher than in the 2008 third quarter.

Looking ahead to the fourth quarter of 2009, sales volumes are expected to be seasonally lower. Average sales price realizations should be comparable to third-quarter levels with a slight increase expected in uncoated freesheet prices. Input costs for wood, energy and chemicals are expected to be higher. Planned maintenance expenses will be lower in the fourth quarter when only one outage is scheduled.

European Printing Papers net sales were $300 million in the third quarter of 2009 compared with $315 million in the second quarter of 2009 and $425 million in the third quarter of 2008. Operating earnings in the third quarter of 2009 were $28 million compared with $16 million in the second quarter of 2009 and a loss of $78 million (a gain of $29 million excluding an impairment charge to write down the assets of the Inverurie, Scotland mill to estimated fair value) in the third quarter of 2008.

Sales volumes in the third quarter of 2009 were lower than in the second quarter of 2009 reflecting reduced sales of uncoated freesheet paper following the closure of the Inverurie, Scotland mill. Average sales price realizations for uncoated freesheet paper declined across Western Europe and Russia. Manufacturing costs were favorable due to improved operating performance and lower planned maintenance downtime costs. Wood and chemical costs were lower in all three geographic areas, but energy costs were higher in Russia. Foreign exchange movements were slightly unfavorable during the quarter.

Compared with the 2008 third quarter, sales volumes in the 2009 third quarter declined primarily due to the lack of uncoated freesheet paper volumes shipped in 2008 from the Inverurie mill in Scotland. Average sales price realizations were significantly lower across most of Western Europe, but remained higher in Poland and Russia due to local currency devaluations. Manufacturing costs were favorable, and planned maintenance downtime costs were lower due to the shorter duration of the annual Kwidzyn mill outage. Input costs were favorable as lower wood costs, particularly in Russia, more than offset higher energy costs in Poland and Russia. Favorable foreign exchange movements significantly improved the margins at the Kwidzyn mill in Poland.

In the 2009 fourth quarter, sales volumes are expected to be higher than in the third quarter reflecting a seasonal improvement in demand. Average sales price realizations may decline slightly during the fourth quarter, but should be more stable than in the previous three quarters. Planned maintenance downtime expenses are expected to be significantly lower, while input costs are expected to increase due to seasonally higher wood and energy costs.

Brazilian Printing Papers net sales were $275 million in the third quarter of 2009 compared with $215 million in the second quarter of 2009 and $255 million in the third quarter of 2008. Operating earnings in the third quarter of 2009 were $36 million compared with $23 million in the second quarter of 2009 and $58 million in the third quarter of 2008.

Sales volumes in the third quarter of 2009 increased compared with the second quarter of 2009, reflecting increased shipments to both Brazilian domestic and export markets in Europe. Average sales price realizations in the Brazilian domestic market declined due to strong competitive pressures and lower-priced imported paper, while prices in export markets were also lower. Average sales margins decreased, reflecting an increased proportion of lower-margin export sales. Input costs were favorable due to lower wood, chemical and purchased pulp costs, partially offset by higher energy costs. Planned maintenance downtime costs in the third quarter increased, reflecting an outage at the Luis Antonio mill, but manufacturing operating costs were favorable.

Compared with the third quarter of 2008, sales volumes increased reflecting higher shipments to export markets. Average sales price realizations were significantly lower as prices declined in both Brazilian domestic and export markets reflecting weak economic conditions. Average margins also declined due to an increased proportion of lower-margin export sales. However, input costs for wood, energy and chemicals decreased. Planned maintenance downtime costs were lower, and operating costs were also favorable.

Looking ahead to the fourth quarter, sales volumes are expected to improve, reflecting a further increase in shipments to export markets. Average sales price realizations should be higher reflecting an announced price increase in Latin American markets. Profit margins are also expected to reflect lower input costs partially offset by an unfavorable geographic mix. Planned maintenance outage expenses should decrease as no outages are scheduled.

Asian Printing Papers net sales were $15 million in the third quarter of 2009 compared with $10 million in the second quarter of 2009 and $5 million in the third quarter of 2008. Operating earnings were about breakeven for all periods presented.

U.S. Market Pulp net sales were $155 million in the third quarter of 2009 compared with $135 million in the second quarter of 2009 and $210 million in the third quarter of 2008. Operating earnings were $45 million (a loss of $18 million excluding alternative fuel mixture credits and facility closure costs) in the third quarter of 2009 compared with $35 million (a loss of $14 million excluding alternative fuel mixture credits and facility closure costs) in the second quarter of 2009 and a loss of $9 million in the third quarter of 2008.

Sales volumes in the third quarter of 2009 were about equal to the second quarter of 2009 levels. During the third quarter, no lack-of-order downtime was taken compared with 10,000 tons in the second quarter. Average sales price realizations were slightly higher reflecting price increases on pulp shipped to Europe. Planned maintenance downtime costs were about flat, while manufacturing operations were unfavorable. Input costs for wood and chemicals decreased, while freight costs were also lower.

Compared with the third quarter of 2008, sales volumes were lower due to weaker market demand. Average sales price realizations were significantly lower as the decline in customer demand led to sharp price declines for both market and fluff pulp. Manufacturing operating costs decreased, and planned maintenance downtime costs were also lower. Input costs for energy, chemicals and wood decreased, and freight costs were significantly lower. In the third quarter of 2009, no lack-of-order downtime was taken compared with 17,000 tons in the third quarter of 2008.

Entering the 2009 fourth quarter, pulp sales volumes are expected to remain at about third-quarter levels, although the sales mix should include a greater proportion of higher-margin fluff pulp. Average sales price realizations for softwood pulp, hardwood pulp and fluff pulp are all expected to improve. However, planned maintenance downtime will increase with an outage scheduled at the Riegelwood mill in the fourth quarter, while input costs for energy, chemicals and wood and freight costs are expected to increase slightly.

Consumer Packaging

	2009			2008
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$790	$770	$2,275	$830	$795	$2,395
Operating Profit	144	114	370	(2)	13	20

Consumer Packaging net sales for the third quarter of 2009 were 3% higher than in the second quarter of 2009, but 5% lower than in the third quarter of 2008. Operating profits included income of $78 million and $77 million relating to alternative fuel mixture credits in the third and second quarters of 2009, respectively, and costs associated with the reorganization of the Shorewood business of $2 million, $1 million and $8 million in the 2009 third quarter, the 2009 second quarter and the 2008 third quarter, respectively. Excluding these items, operating profits in the third quarter of 2009 of $68 million were 79% higher than $38 million in the second quarter of 2009 and significantly higher than $6 million in the third quarter of 2008.

North American Consumer Packaging net sales were $565 million in both the third and second quarters of 2009 compared with $645 million in the third quarter of 2008. Operating earnings in the third quarter of 2009 were $120 million ($44 million excluding the alternative fuel mixture credits and Shorewood reorganization costs) compared with $93 million ($17 million excluding the alternative fuel mixture credits and Shorewood reorganization costs) in the second quarter of 2009 and a loss of $1 million (a gain of $7 million excluding the Shorewood reorganization costs) in the third quarter of 2008.

Coated paperboard average sales price realizations declined slightly in the third quarter of 2009 compared with the second quarter of 2009 reflecting lower average prices for coated bristols, while average prices for folding carton board, cup stock and tobacco board remained stable. Sales volumes increased modestly in the third quarter, while total downtime decreased to 51,000 tons, all of which related to lack-of-order downtime, compared with 110,000 tons of downtime in the second quarter, of which 82,000 tons was due to lack-of-orders. There was no planned maintenance downtime in the third quarter resulting in a $19 million decrease in these charges compared with the previous quarter. Input costs for wood, energy, and chemicals were lower than in the second quarter, while manufacturing operating costs were slightly unfavorable.

Compared with the third quarter of 2008, average sales price realizations continued to be significantly higher, reflecting the realization of price increases implemented in the second half of 2008. However, sales volumes decreased and lack-of-order downtime increased reflecting weaker market conditions. Input costs for wood, energy and chemicals were significantly lower compared with the third quarter of 2008. Manufacturing operating costs were unfavorable, but planned maintenance downtime expenses were about $10 million lower.

Shorewood sales volumes increased slightly in the third quarter of 2009 from second quarter levels reflecting a seasonal increase in the home entertainment segment and higher shipments in the consumer products segment, partially offset by a decline in tobacco segment shipments. Average sales margins were about flat, but reflected a less favorable mix of products sold. Raw material costs in the third quarter of 2009 were slightly higher than in the second quarter of 2009, while favorable benefits from cost reduction initiatives were more than offset by higher benefits-related costs. Third quarter results included $2 million of expenses related to the reorganization of Shorewood’s operations versus $1 million in the second quarter. Compared with the 2008 third quarter, sales volumes in the 2009 third quarter were lower, reflecting weaker home entertainment and tobacco segment shipments, but average sales margins improved. Operating costs were favorable, reflecting benefits from the business reorganization and cost reduction actions undertaken in 2008 and 2009. Operating results in the 2008 third quarter also included $8 million of expenses related to the business reorganization.

Foodservice sales volumes in the third quarter of 2009 were slightly seasonally lower than in the second quarter of 2009. Average margins improved reflecting a more favorable mix of products sold; however, average sales price realizations decreased due to price adjustments associated with lower resin input costs. Operating costs were unfavorable reflecting the seasonal change from cold cup to hot cup production. Compared with the third quarter of 2008, sales volumes in the 2009 third quarter decreased due to generally weak economic conditions. Average sales price realizations declined due to the effect of the resin price adjustment, but average margins benefitted from a more favorable mix of product sold. Raw material costs were lower for resins, partially offset by higher board costs. Operating costs were higher.

Looking ahead to the 2009 fourth quarter, coated paperboard sales volumes should reflect a slight seasonal decrease, and average sales price realizations are expected to be about flat. Input costs are expected to remain at about third-quarter levels, while planned maintenance downtime will be significantly higher with annual outages planned at the Texarkana and Riegelwood mills. Shorewood’s sales volumes are expected to increase, reflecting seasonally higher home entertainment shipments, partially offset by lower tobacco segment shipments. Operating results should also reflect improved average sales margins in all segments and lower operating costs. Foodservice operating results are expected to reflect seasonally lower sales volumes and decreased average sales price realizations with the full-quarter impact of third-quarter price adjustments. Input costs for resins are expected to increase, but operating costs should remain about flat.

European Consumer Packaging net sales were $80 million in both the third and second quarters of 2009 and in the third quarter of 2008. Operating earnings were $17 million in the third quarter of 2009 compared with $14 million in the second quarter of 2009 and about breakeven in the third quarter of 2008.

Sales volumes in the 2009 third quarter were lower than in the 2009 second quarter primarily due to reduced shipments to overseas export markets. Average sales price realizations improved during the quarter, complemented by a more favorable geographic sales mix. Manufacturing costs and planned maintenance downtime costs were about the same as in the second quarter. Compared with the third quarter of 2008, sales volumes and product mix improved in the third quarter of 2009. Average sales price realizations improved in Russia, but were lower in Western Europe. Favorable foreign exchange movements significantly improved the margins at the Kwidzyn mill in Poland. Operating profits in the 2009 fourth quarter are expected to be adversely affected by seasonally higher input costs, but will benefit from a reduction in planned maintenance downtime expenses.

Asian Consumer Packaging net sales were $145 million in the third quarter of 2009 compared with $125 million in the second quarter of 2009 and $105 million in the third quarter of 2008. Operating earnings in both the third and second quarters of 2009 were $7 million compared with a loss of $1 million in the third quarter of 2008.

Distribution

	2009			2008
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,665	$1,595	$4,850	$2,075	$1,970	$6,030
Operating Profit	21	10	24	35	26	77

Distribution’s 2009 third quarter sales were 4% higher than the second quarter of 2009 while operating profit improved by $11 million. Compared to the third quarter of 2008, sales decreased 20% and operating profit declined $14 million. Weak U.S. economic conditions and selling price deflation were the major factors in the decline in operating profits.

Third-quarter 2009 sales of papers and graphic arts supplies and equipment totaled approximately $1.1 billion compared with $1.0 billion in the second quarter of 2009 and $1.4 billion in the 2008 third quarter. Third quarter 2009 mill direct sales were up 6% over the second quarter of 2009. Stock sales also increased slightly. Compared to the third quarter of 2008, both mill direct and stock sales for the printing business were down over 20%. A reduction in print advertising, selling price erosion and weaker general economic conditions all contributed to the reduction in demand.

Packaging sales were approximately $350 million in the third quarter of 2009 compared with $300 million in the second quarter of 2009 and $400 million in the 2008 third quarter. Sales of facility supply products totaled $300 million in the third quarter of 2009, compared with $300 million in both the second quarter of 2009 and third quarter of 2008.

Operating profits were $21 million in the third quarter of 2009 compared with $10 million in the second quarter of 2009 and $35 million in the third quarter of 2008. The increase compared with the second quarter of 2009 was principally due to higher sales volumes. Lower sales volumes and lower prices were the primary factors in the earnings decline compared with the 2008 third quarter. Benefits from cost reduction efforts partially mitigated these unfavorable earnings effects.

Looking ahead to the 2009 fourth quarter, operating results are expected to reflect improved sales revenue and continued benefits from cost reduction actions.

Forest Products

	2009			2008
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$5	$10	$20	$55	$55	$135
Operating Profit	2	3	7	305	41	371

Forest Products sales and profits are driven by forestland sales, which can vary from quarter to quarter due to various factors. Net sales in the third quarter of 2009 were 50% lower than in the second quarter of 2009, and 91% lower than in the third quarter of 2008. Operating earnings in the third quarter of 2009 were 33% lower than in the second quarter of 2009 due to lower forestland sales and 99% lower than in the third quarter of 2008, reflecting the sale of certain oil and gas mineral rights in 2008. Fourth quarter results are currently projected to be somewhat above third-quarter totals, reflecting higher forestlands sales.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended September 30, 2009 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended June 30, 2009 under the caption “Equity earnings, net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of about breakeven in the third quarter of 2009 compared with a loss of $30 million in the second quarter of 2009. Sales volumes for Ilim’s second quarter of 2009 increased compared with the first quarter of 2009 across all product lines reflecting a strengthening of market demand, particularly in markets in China. Average sales price realizations remained weak, although export softwood and hardwood pulp prices showed improvement late in the quarter. Operating costs were favorable. No lack-of-order downtime was taken in the second quarter, but planned annual maintenance downtime was taken at the Ust-Ilimsk mill. Additionally, the second quarter included a $10 million foreign exchange gain on the remeasurement of U.S. dollar-denominated debt compared with a $22 million loss in the first quarter of 2009.

In the third quarter of 2008, the Company had recorded equity earnings, net of taxes, for Ilim totaling $5 million related to operations in the second quarter of 2008. Sales volumes in the 2008 second quarter reflected good market demand for both pulp and containerboard. Average sales price realizations were also strong for both Russian domestic and export sales.

Looking ahead to the fourth quarter of 2009, demand in China is expected to remain strong, while demand in European markets should improve slightly. Domestic Russian demand is expected to remain weak. Average sales price realizations are expected to continue to remain at about prior-quarter levels, although softwood and hardwood pulp export prices should improve.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $3.6 billion for the first nine months of 2009, up from $2.0 billion for the comparable 2008 nine-month period. Earnings from continuing operations adjusted for non-cash charges were $2.9 billion for the first nine months of 2009 compared with $1.7 billion for the first nine months of 2008. Cash provided by working capital components totaled $685 million for the first nine months of 2009, up from $213 million for the comparable 2008 nine-month period. Cash provided by continuing operations for the first nine months of 2009 included $1.3 billion received from alternative fuel mixture credits and $205 million from the sale of accounts receivable in Europe.

Investments in capital projects totaled $367 million in the first nine months of 2009 compared to $732 million in the first nine months of 2008. Full-year 2009 capital spending is currently expected to be approximately $600 million, or about 40% of depreciation and amortization expense for our current businesses.

Financing activities for the first nine months of 2009 included a $2.4 billion net decrease in debt versus a $5.4 billion net increase during the comparable 2008 nine-month period.

In August 2009, International Paper issued $1 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026. Also during the third quarter in connection with these early debt retirements, interest rate swaps with a notional value of $520 million, including $500 million of swaps issued in the second quarter, were terminated or undesignated as effective fair value hedges, resulting in a gain of approximately $9 million. In addition, previously deferred net gains of $7 million related to earlier swap terminations was recognized in earnings. Pre-tax early debt retirement costs of $102 million related to these debt repayments, net of the gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in August 2009, International Paper entered into a fixed-to-floating interest rate swap agreement with a notional amount of $100 million due in 2015 to manage interest rate exposure.

In September 2009, International Paper undesignated its $950 million floating-to-fixed interest rate swaps that qualified as cash flow hedges and entered into an offsetting $950 million fixed-to-floating interest rate swap due in 2010 to minimize the earnings exposure from undesignated swaps.

During the nine months ended September 30, 2009, International Paper repaid approximately $1.4 billion of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also during the second quarter, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to second quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points, that can vary depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of the end of the third quarter of 2009, the $468 million loan has been repaid. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

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

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin can vary depending upon the credit rating of the Company. The debt requires quarterly principal payments which started in the fourth quarter of 2008 and has a final maturity in August 2013. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and are being amortized over the term of the loan. Also, in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August. As of December 2008, all of the borrowings under the receivables securitization program were repaid.

Also in the third quarter of 2008, the Company repaid $125 million of the $2.5 billion long-term debt discussed above, and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018 and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to this debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and are being amortized over the term of the notes.

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $1 billion and maturities ranging from 2014 to 2018 to manage interest rate exposure associated with the $3 billion of unsecured senior notes. These interest rate swaps were terminated in December 2008 along with other existing fixed-to-floating interest rate swaps, resulting in a gain of $127 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. This gain will be amortized over the life of the related debt through June 2018.

At September 30, 2009 and December 31, 2008, International Paper classified $450 million and $796 million, respectively, of bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first nine months of 2009, International Paper issued approximately 2.4 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $10 million. During the first nine months of 2008, the Company issued approximately 2.4 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million. Common stock dividend payments totaled $133 million and $325 million for the first nine months of 2009 and 2008, respectively. Dividends were $0.30 per share and $0.75 per share for the first nine months in 2009 and 2008, respectively. In March 2009, the Company had announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter.

At September 30, 2009, contractual obligations for future payments of debt maturities by calendar year were as follows (in millions): $69 in 2009; $542 in 2010; $555 in 2011; $223 in 2012; $1,085 in 2013; $566 in 2014; and $6,582 thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. The Company currently has short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

At September 30, 2009, International Paper had approximately $2.5 billion of committed liquidity facilities, including a $1.5 billion contractually committed bank credit agreement that expires in March 2011 and $1 billion of commercial paper-based financings based on eligible receivable balances ($942 million at September 30, 2009) under a receivables securitization program that is currently scheduled to expire in January 2010. This agreement has an annual facility fee of 0.75% payable monthly. The Company believes it can borrow as needed on its committed credit and receivables securitization facilities.

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

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. As is the case with other tax credits, claims are subject to possible future review by the U.S. Internal Revenue Service, who has the authority to propose adjustments to the amounts claimed. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the first nine months of 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.5 billion, including $251 million recorded in Accounts and notes receivable at September 30, 2009 and $1.3 billion that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $525 million and $1.5 billion for the three and nine months ended September 30, 2009, respectively, in Cost of products sold ($320 million and $944 million after taxes), representing eligible alternative fuel mixture credits earned through September 30, 2009.

Ilim Holding S.A. Shareholders Agreement

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions, postretirement benefits other than pensions, and income taxes.

The Company has included in its 2008 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2009.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $160 million for International Paper’s U.S. plans for the nine months ended September 30, 2009, or about $71 million more than the pension expense for the first nine months of 2008. Net pension expense for non-U.S. plans was about $5 million and $2 million for the first nine months of 2009 and 2008, respectively. The increase in U.S. plan pension expense was principally due to a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008, higher amortization of unrecognized actuarial losses and the addition of CBPR employees.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2009, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.7 billion, consisting of approximately 49% equity securities, 33% fixed income securities, and 18% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company has no obligation to fund its domestic qualified plans in 2009, and does not currently expect any required cash contributions until 2011. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in the next twelve months. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to total approximately $40 million in 2009.

Accounting for Uncertainty in Income Taxes

The guidance for accounting for uncertainty in income taxes requires management to make judgments regarding the probability that certain income tax positions taken by the Company in filing tax returns in the various jurisdictions in which it operates will be sustained upon examination by the respective tax authorities based on the technical merits of these tax positions, and to make estimates of the amount of tax benefits that will be realized upon the settlement of these positions.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has identified the following additional risk factor to supplement those set forth in the 2008 10-K:

Changes in Tax Laws May Have a Material Effect on Our Future Cash Flows and Results of Operations

Our earnings included excise tax credits of $525 million and $1.5 billion before taxes for the three months and nine months ended September 30, 2009 for alternative fuel mixtures produced for use as a fuel in our business. Cash provided by operations for the nine months ended September 30, 2009 included approximately $1.3 billion relating to this credit. The credit is scheduled to expire December 31, 2009.

In addition, the risks detailed in the Company’s 2008 10-K under the heading “The Amount of Our Debt Obligations Could Adversely Affect Our Business. Our Ability to Refinance or Repay Our Debt is Dependent Upon Our Ability To Generate Cash From Operations and Conditions in the Credit Markets and the Availability of Credit Generally” are no longer significant risks to the Company due to its improved liquidity position.

There are no other significant changes to the risk factors described in the Company’s 2008 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1	Supplemental Indenture (including the form of Notes), dated as of August 10, 2009, between International Paper Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated August 10, 2009).

10.1	Amendment No. 4 to Unfunded Supplemental Retirement Plan for Senior Managers.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Extension Presentation Linkbase. *

*-	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY
(Registrant)

Date: November 6, 2009	By	/S/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: November 6, 2009	By	/S/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller