Form 10-K
period 2009-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2010-02-25
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $6,494,044,065.

The number of shares outstanding of the Company’s common stock, as of February 19, 2010 was 436,149,732.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2010 annual meeting of shareholders are incorporated by reference into Parts III and IV of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2009

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
	Financial Information by Industry Segment and Geographic Area	47
	Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	49
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	51
	Consolidated Statement of Operations	53
	Consolidated Balance Sheet	54
	Consolidated Statement of Cash Flows	55
	Consolidated Statement of Changes in Equity	56
	Notes to Consolidated Financial Statements	58
	Interim Financial Results (Unaudited)	94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	97

ITEM 9A.	CONTROLS AND PROCEDURES.	97

ITEM 9B.	OTHER INFORMATION.	98

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	98

ITEM 11.	EXECUTIVE COMPENSATION.	98

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	99

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	99

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	99

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
	Additional Financial Data	99
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	104
	Schedule II – Valuation and Qualifying Accounts	105

	SIGNATURES	106

APPENDIX I	2009 LISTING OF FACILITIES	A-1

APPENDIX II	2009 CAPACITY INFORMATION	A-4

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

In the United States at December 31, 2009, the Company operated 21 pulp, paper and packaging mills, 146 converting and packaging plants, 19 recycling plants and three bag facilities. Production facilities at December 31, 2009 in Europe, Asia, Latin America and South America included nine pulp, paper and packaging mills, 52 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 226 distribution branches in the United States and 38 distribution branches located in Canada, Mexico and Asia. At December 31, 2009, we owned or managed approximately 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into six segments: Industrial Packaging; Printing Papers; Consumer Packaging; Distribution; Forest Products; and Specialty Businesses and Other. A description of these industry segments can be found on pages 24 through 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.

From 2005 through 2009, International Paper’s capital expenditures approximated $5.0 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as to lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2009 was approximately $534 million and is expected to be approximately $800 million in 2010. You can find more information about capital expenditures on page 32 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on pages 32 and 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 21 through 23 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our Internet Website at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 16 through 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2009, 2008 and 2007 were as follows:

Sales Volumes by Product (1) (2)

(Unaudited)

In thousands of short tons	2009	2008	2007
Industrial Packaging
Corrugated Packaging (3)	7,313	5,298	3,578
Containerboard (3)	2,258	2,305	1,776
Recycling (3)	2,280	966	–
Saturated Kraft	126	170	167
Bleached Kraft	72	82	73
European Industrial Packaging	1,046	1,123	1,173
Asian Industrial Packaging	614	568	477
Industrial Packaging	13,709	10,512	7,244

Printing Papers
U.S. Uncoated Papers	2,882	3,397	3,788
European and Russian Uncoated Papers	1,336	1,461	1,448
Brazilian Uncoated Papers	1,007	853	794
Asian Uncoated Papers	81	27	24
Uncoated Papers	5,306	5,738	6,054
Market Pulp (4)	1,524	1,604	1,402

Consumer Packaging
U.S. Coated Paperboard	1,242	1,591	1,602
European Coated Paperboard	354	311	320
Asian Coated Paperboard	859	550	496
Other Consumer Packaging	169	178	164
Consumer Packaging	2,624	2,630	2,582

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes CBPR volumes from date of acquisition in August 2008.
(4)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has a 1/3 interest in ArborGen, LLC, a joint venture with certain other forest products and biotechnology companies. We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $13 million in 2009, $22 million in 2008 and $24 million in 2007. The decrease in cost in 2009 reflects cost cutting measures.

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

EMPLOYEES

As of December 31, 2009, we had approximately 56,100 employees, 37,500 of whom were located in the United States. Of the U.S. employees, approx -

imately 24,100 are hourly, with unions representing approximately 14,300 employees. Approximately 10,200 of the union employees are represented by the United Steel Workers (USW).

International Paper and the USW entered into the 2007 Mill Agreement in July 2007, which established the framework for bargaining future local labor contracts at 14 of our U.S. pulp, paper and packaging mills. In April 2008, we entered into the 2008 Converting Agreement, which similarly establishes the framework for bargaining future local labor contracts at 32 of our converting facilities. These two agreements cover several specific items, including but not limited to wages, active medical benefits, successorship, employment security and health and safety. If local facility agreements are not successfully negotiated at the time of expiration, then, under the 2007 Mill Agreement and 2008 Converting Agreement, the local facility agreements will automatically renew with the same terms in effect at the time of expiration. Individual facilities continue to have local agreements for other items not covered by these agreements.

During 2009, labor agreements for four mills covered by the 2007 Mill Agreement expired. Of those four, local agreements at Pensacola, Florida and Augusta, Georgia were negotiated, and local agreements at Savannah, Georgia and Ticonderoga, New York were renewed with the same terms.

In November 2009, International Paper and the USW reached an agreement to integrate into the 2007 Mill Agreement the four mills we acquired from Weyerhaeuser Company in August 2008. The four mills are located in Pine Hill, Alabama, Red River, Louisiana, Valliant, Oklahoma and Port Hueneme, California. The local labor agreement for the mill at Pine Hill, Alabama renewed under the terms of the 2007 Mill Agreement.

Additionally during 2009, International Paper announced the shutdown, and bargained the effects of the closing of the Franklin, Virginia, Pineville, Louisiana and Albany, Oregon mills.

During 2010, labor agreements that are scheduled to expire at the mills in Riegelwood, North Carolina, Courtland, Alabama, Port Hueneme, California and Red River, Louisiana will automatically renew under the terms of the 2007 Mill Agreement if new agreements are not reached.

With regard to converting facilities, during 2009, labor agreements were renewed at Chicago, Illinois and Kalamazoo, Michigan pursuant to the 2008 Converting Agreement. Also in 2009, labor agreements were negotiated at seven converting facilities covered by the 2008 Converting Agreement. Labor agreements were also reached at 12 converting, distribution and consumer packaging locations (two of which were acquired from Weyerhaeuser Company in August 2008) that were not covered by the 2008 Converting Agreement.

Additionally during 2009, International Paper announced the shutdown, and bargained the effects of the closing, of the following nine facilities: Vernon, California, Cedarburg, Wisconsin, Kansas City, Kansas, St. Paul, Minnesota, Chesapeake, Virginia, Hartford City, Indiana, Howell, Michigan, Auburndale, Florida and Portland, Oregon.

During 2010, 32 labor agreements are scheduled to be negotiated in 36 converting, distribution and consumer packaging facilities. Two of these agreements will automatically renew under the terms of the 2008 Converting Agreement if new agreements are not reached. Thirty of these agreements are not covered by the 2008 Converting Agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 60, chairman and chief executive officer since 2003. Mr. Faraci joined International Paper in 1974.

John N. Balboni, 61, senior vice president and chief information officer since 2005. Mr. Balboni previously served as vice president and chief information officer from 2003 to 2005. Mr. Balboni joined International Paper in 1978.

C. Cato Ealy, 53, senior vice president – corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Tommy S. Joseph, 50, senior vice president – manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president – manufacturing, technology, EHS&S from February to December 2009, and vice president – technology from 2005 to February 2009. He served as vice president – specialty papers business from 2003 to 2005. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 53, senior vice president – consumer packaging and IP Asia since January 2010. Mr. Kadien previously served as senior vice president and president – xpedx from 2005 to 2009, and senior vice president-Europe from 2003 to 2005. Mr. Kadien joined International Paper in 1978.

Paul J. Karre, 57, senior vice president human resources and communications since May 2009. Mr. Karre previously served as vice president – human resources from 2000 to 2009. Mr. Karre joined International Paper in 1974.

Mary A. Laschinger, 49, senior vice president since 2007 and president – xpedx since January 2010. Ms. Laschinger previously served as president – IP Europe, Middle East, Africa and Russia from 2005 to 2009, vice president – wood products from 2004 to 2005, and vice president – pulp from 2001 to 2004. Ms. Laschinger joined International Paper in 1992.

Tim S. Nicholls, 48, senior vice president and chief financial officer since December 2007. Mr. Nicholls previously served as vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer – IP Europe from 2005 to 2007, and as president of the Company’s former Canadian pulp and wood products business from 2002 to 2005. Mr. Nicholls joined International Paper in 1991.

Maximo Pacheco, 57, senior vice president since 2005 and president – IP Europe, Middle East, Africa and Russia since January 2010. Mr. Pacheco previously served as president – IP do Brasil from 2004 to 2009. Mr. Pacheco is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 50, senior vice president – industrial packaging since 2008. Ms. Roberts previously served as senior vice president – IP packaging solutions from 2005 to 2008. Ms. Roberts served as vice president – container the Americas from 2000 to 2005. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 54, senior vice president, general counsel, corporate secretary and global government relations since 2003. Ms. Smith joined International Paper in 2003.

Mark S. Sutton, 48, senior vice president – printing and communications papers of the Americas since January 2010. Mr. Sutton previously served as senior vice president – supply chain from 2008 to 2009, and vice president – supply chain from 2007 until 2008. Mr. Sutton served as vice president – strategic planning from 2005 to 2007, and vice president and general manager – European Corrugated Packaging Operations from 2002 to 2005. Mr. Sutton joined International Paper in 1984.

Robert J. Grillet, 54, vice president – finance and controller since 2003. Mr. Grillet joined International Paper in 1976.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan is presented in Note 11 Commitments and Contingent Liabilities on page 75 of Item 8. Financial Statements and Supplementary Data.

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

RISKS RELATING TO INDUSTRY CONDITIONS

CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION COULD AFFECT OUR PROFITABILITY. We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda and starch), energy sources (principally natural gas, coal and fuel oil) and third-party companies that transport our goods. The market price of virgin wood fiber varies based upon availability and source. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause an occasional tightening in the supply of recycled fiber. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and may continue to fluctuate in the future. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.

THE INDUSTRIES IN WHICH WE OPERATE EXPERIENCE BOTH ECONOMIC CYCLICALITY AND CHANGES IN CONSUMER PREFERENCES. FLUCTUATIONS IN THE PRICES OF, AND THE DEMAND FOR, OUR PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Consequently, our operating cash flow is sensitive to changes in the pricing and demand for our products.

COMPETITION IN THE UNITED STATES AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Pricing or product strategies pursued by competitors could negatively impact our financial results.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

CONTINUED ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATION. General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which impact demand for our products. In addition, a return to volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on our business, financial condition and our results of operations.

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Maintaining an investment-grade credit rating is an important element of our financial strategy, and a downgrade of our Company’s ratings below investment grade may limit our access to the capital markets, have an adverse effect on the market price of our securities, and increase our cost of borrowing and require us to post collateral for derivatives in a net liability position. Similarly, we are subject to the risk that one of the banks that has issued irrevocable letters of credit supporting the installment notes issued in connection with sales of our forestlands is downgraded below a required rating. If this were to happen, it may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of deferred taxes if a replacement bank cannot be obtained.

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

OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase pension and health care costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.

THE AMOUNT OF OUR DEBT OBLIGATIONS COULD ADVERSELY AFFECT OUR BUSINESS. As of December 31, 2009, we had $9.0 billion of long-term debt, including notes payable and current maturities, and the amount of our debt obligations could adversely affect our business. If we are unable to generate sufficient cash from operations to repay our debt, or are unable to refinance our debt because credit market conditions become volatile, this may have an adverse impact on our cost of borrowing, liquidity, financial condition and results of operations.

OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE WILL BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2009 was $2.8 billion. Although we expect to have no obligation to fund our plans in 2010, we continually reassess the amount and timing of any discretionary contributions and could elect to make such a contribution in 2010. Regardless of whether we make a discretionary contribution in 2010, over the next several years we will make contributions to the plans that are likely to be material. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets, changes in interest rates and the impact of possible funding relief legislation currently under consideration in the U.S. Congress.

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

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

UNANTICIPATED EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to U.S. and non-U.S. laws and regulations relating to the environment, health and safety. There can be no assurance that compliance with existing and new laws and requirements, including with global climate change laws and regulations, will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs.

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

SEVERAL OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim joint venture in Russia. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. For additional information with respect to our Ilim joint venture, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Ilim Holding S.A. Shareholders Agreement” on page 37.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2009, the Company owned or managed approximately 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands are independently third-party certified for sustainable forestry (under operating standards of the Sustainable Forestry Initiative (SFI™) in the United States and ISO 14001 and CERFLOR in Brazil). Our

remaining forestlands are being marketed to optimize the economic value to our shareholders. Most of these forestlands consist of properties that are likely to be sold to investors and other buyers for various uses or held for real estate development.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of capital investments for 2009 on page 32, and dispositions and restructuring activities as of December 31, 2009, on pages 21 through 23 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 63 through 66 and pages 69 through 71 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 44 and 45 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2009 and 2008 are set forth on page 94 of Item 8. Financial Statements and Supplementary

Data. As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York stock exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 19, 2010, there were approximately 18,323 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 - February 28, 2009	1,283,937	$8.00	N/A
April 1, 2009 - April 30, 2009	1,162	7.43	N/A
June 1, 2009 - June 30, 2009	2,794	15.13	N/A
	1,287,893

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2004 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made on December 31, 2004. The graph portrays total return, 2004–2009, assuming reinvestment of dividends.

(1)

The companies included in the ROI Peer Group are Domtar Inc., MeadWestvaco Corp., M-Real Corp., Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Smurfit-Stone Container Corp., Stora Enso Group, Temple-Inland Inc., and UPM-Kymmene Corp.

(2)	Mondi Group and Smurfit Kappa Group became publicly traded companies in June 2007 and March 2007, respectively. Their results are included in the ROI Peer Group from these dates forward.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2009		2008		2007		2006		2005
RESULTS OF OPERATIONS
Net sales	$23,366		$24,829		$21,890		$21,995		$21,700
Costs and expenses, excluding interest	21,498		25,490		19,939		18,286		20,819
Earnings (loss) from continuing operations before income taxes and equity earnings	1,199	(b)	(1,153	)(d)	1,654	(g)	3,188	(j)	286	(l)
Equity earnings (losses), net of taxes	(49)		49		–		–		–
Discontinued operations	–		(13	)(e)	(47	)(h)	(232	)(k)	410	(m)
Net earnings (loss)	681	(b-c)	(1,279	)(d-f)	1,192	(g-i)	1,067	(j-k)	1,109	(l-n)
Noncontrolling interests, net of taxes	18		3		24		17		3
Net earnings (loss) attributable to International Paper Company	663	(b-c)	(1,282	)(d-f)	1,168	(g-i)	1,050	(j-k)	1,100	(l-n)
FINANCIAL POSITION
Working capital	$3,539		$2,605		$2,893		$3,996		$6,804
Plants, properties and equipment, net	12,688		14,202		10,141		8,993		9,073
Forestlands	757		594		770		259		2,127
Total assets	25,548		26,913		24,159		24,034		28,771
Notes payable and current maturities of long-term debt	304		828		267		692		1,178
Long-term debt	8,729		11,246		6,353		6,531		11,019
Total shareholders’ equity	6,023		4,169		8,672		7,963		8,351
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.56		$(3.02)		$2.83		$2.69		$1.41
Discontinued operations	–		(0.03)		(0.11)		(0.48)		0.85
Net earnings (loss)	1.56		(3.05)		2.72		2.21		2.26
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.55		$(3.02)		$2.81		$2.65		$1.40
Discontinued operations	–		(0.03)		(0.11)		(0.47)		0.81
Net earnings (loss)	1.55		(3.05)		2.70		2.18		2.21
Cash dividends	0.325		1.00		1.00		1.00		1.00
Total shareholders’ equity	13.91		9.75		20.40		17.56		17.03
COMMON STOCK PRICES
High	$27.79		$33.77		$41.57		$37.98		$42.59
Low	3.93		10.20		31.05		30.69		26.97
Year-end	26.78		11.80		32.38		34.10		33.61
FINANCIAL RATIOS
Current ratio	1.9		1.5		1.7		1.9		2.4
Total debt to capital ratio	0.59		0.73		0.43		0.47		0.59
Return on shareholders’ equity	13.6	(b-c)	(14.9	)(d-f)	14.8	(g-i)	14.6	(j-k)	13.2	(l-n)
Return on investment from continuing operations attributable to International Paper Company	5.0	(b-c)	(4.0	)(d-f)	7.2	(g-i)	8.1	(j-k)	5.2	(l-n)
CAPITAL EXPENDITURES	$534		$1,002		$1,292		$1,073		$1,095
NUMBER OF EMPLOYEES	56,100		61,700		51,500		60,600		68,700

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL GLOSSARY

Current ratio—

current assets divided by current liabilities.

Total debt to capital ratio—

long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt plus total shareholders’ equity.

Return on shareholders’ equity—

net earnings attributable to International Paper Company divided by average shareholders’ equity (computed monthly).

Return on investment—

the after-tax amount of earnings from continuing operations before interest divided by the average of total assets minus accounts payable and accrued liabilities (computed monthly).

FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)

All periods presented have been recast to reflect the Carter Holt Harvey Limited, Weldwood of Canada Limited, Kraft Papers, Brazilian Coated Papers, Beverage Packaging, and Wood Products businesses as discontinued operations.

2009:

(b)

Includes restructuring and other charges of $1.4 billion before taxes ($853 million after taxes), including pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes), and $102 million ($62 million after taxes) for shutdown costs for the Albany, Franklin and Pineville mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant mill, a pre-tax charge of $148 million ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $185 million ($113 million after taxes) for early debt extinguishment costs, a pre-tax charge of $23 million ($28 million after taxes) for closure costs associated with the Inverurie, Scotland mill, a charge of $31 million (before and after taxes) for severance and other costs associated with the planned closure of the Etienne mill in

France, and a pre-tax charge of $23 million ($14 million after taxes) for other items. Also included are a pre-tax gain of $2.1 billion ($1.4 billion after taxes) related to alternative fuel mixture credits, a pre-tax charge of $87 million ($54 million after taxes) for integration costs associated with the CBPR acquisition, a charge of $56 million (before and after taxes) to write down the assets at the Etienne mill to estimated fair value and other costs, and pre-tax charge of $3 million ($0 million after taxes) for other items.

(c)

Includes a $156 million tax expense for the write-off of deferred tax assets in France, a $15 million tax expense for the write-off of a deferred tax asset for a recycling credit in the state of Louisiana and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related state income tax effects.

2008:

(d)

Includes restructuring and other charges of $370 million before taxes ($227 million after taxes), including a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin mill, a charge of $53 million before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative, a charge of $75 million before taxes ($47 million after taxes) for adjustments to legal reserves, a pre-tax charge of $30 million ($19 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, a charge of $8 million before taxes ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a pre-tax gain of $2 million ($2 million after taxes) for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan. Also included are a charge of $1.8 billion (before and after taxes) for the impairment of goodwill in the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $107 million ($84 million after taxes) to write down the assets of the Inverurie, Scotland mill to estimated fair value, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales, a $39 million charge before taxes ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a $45 million charge before taxes ($28 million after taxes) for integration costs associated with the CBPR acquisition.

(e)

Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business, pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses, and the operating results of certain wood products facilities.

(f)	Includes a $40 million tax benefit related to the restructuring of the Company’s international operations.

2007:

(g)

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

(h)

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

(i)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

2006:

(j)

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

(k)

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

(l)

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

(m)

Includes a gain of $29 million before taxes ($361 million after taxes) from the 2005 sale of Carter Holt Harvey Limited, as well as, the 2005 operating results of the Carter Holt Harvey Limited, Kraft Papers, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

(n)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper Company reported net sales of $23.4 billion in 2009, compared with $24.8 billion in 2008 and $21.9 billion in 2007. Net earnings totaled $663 million in 2009, including $1.4 billion of alternative fuel mixture credits and $853 million of charges to restructure ongoing businesses, compared with a loss of $1.3 billion in 2008, which included a $1.8 billion goodwill impairment charge. Net earnings in 2007 totaled $1.2 billion.

The Company performed well in 2009 considering the magnitude of the challenges it faced, both domestically and around the world. Despite weak global economic conditions, the Company generated record cash flow from operations, enabling us to reduce long-term debt by $3.1 billion while increasing cash balances by approximately $800 million. Also during 2009, the Company incurred 3.6 million tons of downtime, including 1.1 million tons associated with the shutdown of production capacity in our North American mill system to continue to match our production to our customers’ needs. These actions should result in higher operating rates, lower fixed costs and lower payroll costs in 2010 and beyond. Furthermore, the realization of integration synergies in our U.S. Industrial Packaging business and overhead reduction initiatives across the Company position International Paper to benefit from a lower cost profile in future years.

As 2010 begins, we expect that first-quarter operations will continue to be challenging. In addition to being a seasonally slow quarter for many of our businesses, poor harvesting weather conditions in the U.S. South and increasing competition for limited supplies of recycled fiber are expected to lead to further increases in fiber costs for our U.S. mills. Planned maintenance outage expenses will also be higher than in the 2009 fourth quarter. However, we have announced product price increases for our major global manufacturing businesses, and while these actions may not have a significant effect on first-quarter results, we believe that the benefits beginning in the second quarter will be significant. Additionally, we expect to benefit from the capacity management, cost reduction and integration synergy actions taken during 2009. As a result, the Company remains positive about projected operating results in 2010, with improved earnings versus 2009 expected in all major businesses. We will continue to focus on aggressive cost management and strong cash flow generation as 2010 progresses.

Results of Operations

Industry segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Industry segment operating profits are defined as earnings before taxes, equity earnings, noncontrolling interests, interest expense, corporate items and corporate special items. Industry segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.

International Paper operates in six segments: Industrial Packaging, Printing Papers, Consumer Packaging, Distribution, Forest Products, and Specialty Businesses and Other.

The following table shows the components of net earnings (loss) attributable to International Paper Company for each of the last three years:

In millions	2009	2008	2007
Industry segment operating profits	$2,360	$1,393	$1,897
Corporate items, net	(181)	(103)	(206)
Corporate special items*	(334)	(1,949)	241
Interest expense, net	(669)	(492)	(297)
Noncontrolling interests	5	(5)	(5)
Income tax provision	(469)	(162)	(415)
Equity (loss) earnings	(49)	49	–
Discontinued operations	–	(13)	(47)
Net earnings (loss) attributable to International Paper Company	$663	$(1,282)	$1,168
*

Corporate special items include restructuring and other charges, goodwill impairment charges, gains on Transformation Plan forestland sales and net losses (gains) on sales and impairments of businesses.

Industry segment operating profits of $2.4 billion were $967 million higher in 2009 than in 2008. Operating profits benefited from lower energy and raw material costs ($447 million), lower distribution costs ($142 million), favorable manufacturing operating costs ($481 million), incremental earnings from the CBPR business acquired in the third quarter of 2008 ($202 million), and other items ($35 million), offset by lower average sales price realizations ($444 million), lower sales volumes and increased lack-of-order downtime ($684 million), unfavorable mix of products sold ($109 million) and lower earnings from land and mineral rights sales ($383 million). However, special items were a gain of $898 million in 2009 compared with a loss of $382 million in 2008.

The principal changes in 2009 operating profit by segment were as follows:

•

Industrial Packaging’s profits of $761 million were $371 million higher as the benefits of increased sales volumes (including sales from the CBPR acquisition), favorable operating costs and lower raw material and freight costs were partially offset by lower average sales price realizations and integration costs associated with the acquisition of the CBPR business. In addition, operating profits in 2009 included a gain of $849 million relating to alternative fuel mixture credits and $740 million of costs associated with the closures of the Albany, Oregon and Pineville, Louisiana mills, a paper machine at the Valliant, Oklahoma mill, and the Etienne mill in France.

•

Printing Papers’ profits of $1.1 billion increased $617 million. The benefits of favorable mill operating costs, lower raw material and energy costs, lower freight costs and slightly lower facility shutdown costs were more than offset by the effects of lower sales volumes and increased lack-of-order downtime, lower average sales price realizations, and a less favorable mix of products sold. However, operating profits in 2009 also included a gain of $884 million relating to alternative fuel mixture credits.

•

Consumer Packaging’s profits of $433 million were up $416 million as the benefits from lower raw material and energy costs, lower freight costs, higher average sales price realizations and lower charges associated with the reorganiza -

tion of the Shorewood business more than offset lower sales volumes and increased lack-of-order downtime, unfavorable operating costs, and charges associated with the shutdown of the Franklin, Virginia mill. In addition, operating profits in 2009 included a gain of $330 million relating to alternative fuel mixture credits.

•

Distributions’ profits of $50 million were down $53 million due to lower sales volumes and average sales margins partially offset by improved operating costs and a favorable inventory valuation adjustment.

•	Forest Products’ profits of $25 million decreased $384 million reflecting lower forestland and real estate sales in 2009, and $261 million of profits on mineral rights sales realized in 2008.

Corporate items, net, of $181 million of expense in 2009 were higher than the $103 million of expense in 2008 due to higher pension expenses. The decrease in 2008 versus $206 million of expense in 2007 reflects lower pension expenses.

Corporate special items, including restructuring and other items, impairments of goodwill, and net losses (gains) on sales and impairments of businesses, were a loss of $334 million in 2009 compared with a loss of $1.9 billion in 2008 and a gain of $241 million in 2007. The loss in 2008 includes $1.8 billion of goodwill impairment charges.

Interest expense, net, was $669 million in 2009 compared with $492 million in 2008 and $297 million in 2007. The increases in 2009 and 2008 reflect the issuance of approximately $6.0 billion of debt in connection with the acquisition of the CBPR business in 2008 and higher interest rates in 2009 due to refinancing actions taken to extend debt maturities.

The 2009 income tax provision of $469 million includes a net $165 million provision related to 2009 special tax adjustment items. The 2008 income tax provision of $162 million includes a net $11 million benefit related to 2008 special tax adjustment items. The 2007 income tax provision of $415 million includes a $41 million benefit related to 2007 special tax adjustment items. Excluding the tax effect of all special items, taxes as a percent of pre-tax earnings were 30% in 2009 compared with 31.5% in 2008 and 30% in 2007. The higher income tax rate in 2008 reflects a higher proportion of earnings in higher tax rate jurisdictions.

Discontinued Operations

In 2008, $13 million of net adjustments were recorded relating to post-closing adjustments and estimates associated with prior sales of discontinued businesses.

During 2007, the Company completed the sale of its Wood Products, Beverage Packaging and Kraft Papers operations. As a result of these actions, the operating results of these businesses and the associated gains/losses on the sales are reported in discontinued operations for all applicable periods presented.

Liquidity and Capital Resources

For the year ended December 31, 2009, International Paper generated $4.7 billion of cash flow from continuing operations, including $1.7 billion from alternative fuel mixture credits, compared with $2.7 billion in 2008. Capital spending from continuing operations for 2009 totaled $534 million, or 36% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $17 million, while net reductions of debt totaled $3.1 billion. Our liquidity position remains strong, supported by approximately $2.5 billion of committed credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

Our focus in 2010 will be to maximize free cash flow, and we will use that cash to invest in high-return consumption-reduction capital projects and to reduce total debt, including the Company’s unfunded pension obligation.

Capital spending for 2010 is targeted at $800 million, or about 55% of depreciation and amortization.

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

Legal

See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.

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

Product prices are affected by general economic trends, inventory levels, currency movements and worldwide capacity utilization. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood, recycled fiber and chemical costs; energy costs; freight costs; salary and benefits costs, including pensions; and manufacturing conversion costs.

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2009, and the major factors affecting these results compared to 2008 and 2007.

RESULTS OF OPERATIONS

For the year ended December 31, 2009, International Paper reported net sales of $23.4 billion, compared with $24.8 billion in 2008 and $21.9 billion in 2007. International net sales (including U.S. exports) totaled $6.4 billion, or 27% of total sales in 2009. This compares with international net sales of $6.9 billion in 2008 and $6.3 billion in 2007.

Full year 2009 net earnings attributable to International Paper Company totaled $663 million ($1.55 per share), compared with a loss of $1.3 billion ($3.05 per share) in 2008 and income of $1.2 billion ($2.70 per share) in 2007. Amounts include the results of discontinued operations.

Earnings from continuing operations attributable to International Paper Company, after taxes, in 2009 were $663 million, including $285 million of net special items charges, compared with a loss of $1.3 billion, including $2.1 billion of net special items charges, in 2008 and income of $1.2 billion, including $252 million of net special item income, in 2007. Compared with 2008, lower average raw material costs, favorable operating performance, incremental earnings from the CBPR business acquired in the 2008 third quarter, lower distribution costs, lower tax expense, and the incremental gain from special items were offset by the impact of lower average sales price realizations, lower sales volumes, lower earnings from land and mineral sales, higher net interest expense and higher corporate expenses. Additionally, 2009 results included lower equity earnings, net of taxes, relating to the Company’s investment in Ilim Holding S.A.

See Industry Segment Results on pages 25 through 31 for a discussion of the impact of these factors by segment.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2009	2008	2007
Net Earnings (Loss) attributable to International Paper Company	$663	$(1,282)	$1,168
Deduct – Discontinued operations:
Loss from operations	–	1	11
Loss on sales or impairment	–	12	36
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	663	(1,269)	1,215
Add back (deduct):
Income tax provision	469	162	415
Equity (earnings) losses, net of taxes	49	(49)	–
Net earnings attributable to noncontrolling interests	18	3	24
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	1,199	(1,153)	1,654
Interest expense, net	669	492	297
Noncontrolling interests / equity earnings included in operations	(23)	2	(19)
Corporate items	181	103	206
Special items:
Restructuring and other charges	333	179	95
Gain on sale of forestlands	–	(6)	(9)
Impairments of goodwill	–	1,777	–
Net losses (gains) on sales and impairments of businesses	1	(1)	(327)
	$2,360	$1,393	$1,897
Industry Segment Operating Profit
Industrial Packaging	$761	$390	$374
Printing Papers	1,091	474	839
Consumer Packaging	433	17	112
Distribution	50	103	108
Forest Products	25	409	458
Specialty Businesses and Other	–	–	6
Total Industry Segment Operating Profit	$2,360	$1,393	$1,897

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

Discontinued operations also includes the operating results for these businesses for all applicable periods presented.

Income Taxes

A net income tax provision of $469 million was recorded for 2009, including a $156 million expense for the write-off of deferred tax assets in France, a $15 million write-off of a deferred tax asset for a recycling tax credit in the state of Louisiana, and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit. Excluding these items and the tax effect of other special items, the tax provision was $190 million or 30% of pre-tax earnings before equity earnings.

A net income tax provision of $162 million was recorded for 2008, including a $40 million tax benefit related to the restructuring of the Company’s international operations and a $29 million charge for estimated U.S. income taxes on a gain recorded by the Company’s Ilim Holding S.A. joint venture related to the sale of a Russian subsidiary. Excluding these items and the tax effect of other special items, the tax provision was $369 million or 31.5% of pre-tax earnings before equity earnings.

In 2007, a net income tax provision of $415 million was recorded, including a $41 million tax benefit relating to the effective settlement of certain income tax audit issues and other special tax adjustment items. Excluding this item and the tax effect of other special items, the tax provision was $423 million, or 30% of pre-tax earnings before equity earnings.

The higher income tax rate in 2008 reflects a higher proportion of earnings in higher tax rate jurisdictions.

Equity Earnings, Net of Taxes

Equity earnings, net of taxes in 2009 and 2008 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see pages 30 and 31).

Corporate Items and Interest Expense

Corporate items totaled $181 million of expense for the twelve months ended December 31, 2009 compared with $103 million in 2008 and $206 million in 2007. The increase in 2009 principally reflects higher pension expenses. The decrease in 2008 from 2007 primarily reflects lower pension expenses.

Net interest expense totaled $669 million in 2009 and $492 million in 2008. In 2007, net interest expense totaled $297 million ($299 million excluding a pre-tax credit of $2 million for interest received from the Canadian government on refunds of prior-year softwood lumber duties). The increases from 2008 to 2009 and from 2007 to 2008 reflect a higher average debt balance due to the issuance of approximately $6 billion of debt in 2008, mainly in connection with the acquisition of the CBPR business, and higher average interest rates in 2009 due to refinancing actions taken to extend debt maturities.

Net earnings attributable to noncontrolling interests totaled $18 million in 2009 compared with $3 million in 2008 and $24 million in 2007. The increase in 2009 reflects higher earnings for the International Paper &

Sun Cartonboard Co., Ltd. joint ventures. The decrease in 2008 from 2007 reflected lower earnings for the International Paper & Sun Cartonboard Co., Ltd. joint ventures in 2008 and the Company’s acquisition of the remaining shares of a Moroccan packaging joint venture in the third quarter of 2007.

Special Items

Restructuring and Other Charges

International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the asset value of the facility has occurred. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.

During 2009, the Company closed or announced the pending closure of five mills globally, closed 24 converting or distribution locations, and reduced overhead headcount through a program initiated in 2008. These actions will allow the Company to reduce its fixed costs, reduce payroll costs due to a reduction in headcount by 6,000, and should result in higher operating rates in 2010 and beyond. We expect the annual savings from these actions to approximate $650 million.

2009: During 2009, corporate restructuring and other charges totaling $333 million before taxes ($205 million after taxes) were recorded. These charges included:

•	a $148 million charge before taxes ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction initiative,

•

a $185 million charge before taxes ($113 million after taxes) for costs related to the early extinguishment of debt (see Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data),

In addition, restructuring and other charges totaling $1.0 billion before taxes ($648 million after taxes) were recorded in the Industrial Packaging, Printing

Papers, Consumer Packaging and Distribution industry segments including:

•

a $469 million charge before taxes ($286 million after taxes), including $429 million of noncash accelerated depreciation charges, for closure costs related to the Company’s containerboard mill in Albany, Oregon,

•

a $290 million charge before taxes ($177 million after taxes), including $239 million of noncash accelerated depreciation charges, for closure costs related to the paper mill and associated operations in Franklin, Virginia (additional charges of approximately $320 million before taxes will be incurred in 2010 prior to final closure),

•

a $102 million charge before taxes ($62 million after taxes), including $75 million of noncash accelerated depreciation charges, for closure costs related to the Company’s containerboard mill in Pineville, Louisiana,

•

an $82 million charge before taxes ($50 million after taxes), including $78 million of noncash accelerated depreciation charges, for costs related to the permanent shut down of a paper machine at the Company’s Valliant, Oklahoma containerboard mill,

•	a $31 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France,

•	a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, and

•	a $23 million charge before taxes ($14 million after taxes) for other items.

2008: During 2008, corporate restructuring and other charges totaling $179 million before taxes ($110 million after taxes) were recorded. These charges included:

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

A further discussion of restructuring and other charges can be found in Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Impairments of Goodwill

In the fourth quarter of 2008, in conjunction with annual testing of its reporting units for possible goodwill impairments as of the beginning of the fourth quarter, the Company recorded a $59 million charge to write off all recorded goodwill of its European Coated Paperboard business. Subsequent to this testing date, and based on interim goodwill impairment tests performed as of December 31, 2008, additional goodwill impairment charges of $1.3 billion and $379 million were recorded for the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business, respectively.

No goodwill impairment charges were recorded in 2009 or 2007.

Net Losses (Gains) on Sales and Impairments of Businesses

Net losses (gains) on sales and impairments of businesses included in Corporate special items totaled a pre-tax loss of $1 million (a gain of $2 million after taxes) in 2009, a gain of $1 million, before and after taxes, in 2008 and a pre-tax gain of $327 million ($267 million after taxes) in 2007. The principal components of these gains/losses and other net gains/losses included in the industry operating segment results were:

2009: During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million noncash charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value.

During the fourth quarter of 2009, an $8 million noncash charge, before and after taxes, was recorded related to the Company’s Etienne, France mill which was closed at the end of November 2009. In addition, a pre-tax charge of $3 million ($0 million after taxes) was recorded for other items, of which a $2 million charge (before and after taxes) was recorded in the Industrial Packaging segment.

2008: During the first quarter of 2008, a $1 million credit (before and after taxes) was recorded to adjust the estimated loss for a business previously sold.

In addition, a $107 million noncash loss ($84 million after taxes) for the impairment of the Inverurie, Scotland mill was recorded in the Printing Papers industry segment.

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

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired an equity interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under accounting principles generally accepted in the United States, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

In addition, during the first quarter of 2007, a $6 million pre-tax credit ($4 million after taxes) was recorded to adjust previously estimated gains/losses of businesses previously sold.

These gains are included, along with a $205 million pre-tax gain ($159 million after taxes) on the exchange for the Luiz Antonio mill in Brazil (see Note 6 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

Industry Segment Operating Profits

Industry segment operating profits of $2.4 billion in 2009 increased from both $1.4 billion in 2008 and $1.9 billion in 2007 reflecting a $898 million net gain from special items in 2009 versus a $382 million net loss in 2008. The benefits of lower energy and raw material costs ($447 million), lower distribution costs ($142 million), favorable manufacturing operating costs ($481 million), incremental earnings from the CBPR business acquired in the third quarter of 2008 ($202 million), and other items ($35 million) were offset by lower average sales price realizations ($444 million), lower sales volumes and increased lack-of-order downtime ($684 million), unfavorable mix of products sold ($109 million) and lower earnings from land and mineral rights sales ($383 million).

Lack-of-order downtime in 2009 increased to approximately 3.6 million tons compared with approximately one million tons in 2008 and 50,000 tons in 2007. The 2009 total includes approximately 400,000 tons associated with the shutdown of a paper machine at our Valliant mill in 2009, and 50,000 tons associated with the permanent shutdown of our Pineville and Albany mills at the end of the fourth quarter of 2009. In addition, approximately 600,000 tons are included in the 2009 total and 105,000 tons are included in the 2008 total associated with the permanent shutdown of our Bastrop mill and the shutdown of an uncoated paper machine at our Franklin mill in the fourth quarter of 2008.

Looking ahead to the 2010 first quarter, operating conditions in January and February are expected to be difficult. The first quarter is typically a seasonally slow period, and we anticipate only modest U.S. economic recovery. Input cost inflation experienced in the 2009 fourth quarter is expected to continue, reflecting poor wood harvesting conditions in the U.S. South due to unusually cold and wet weather, and strong global competition for recycled fiber primarily due to a reduction in supply for recycled fiber caused by the global recession in 2009. Demand for North American paper and packaging should improve slightly, while slight seasonal decreases are expected in other global markets. Pulp prices are expected to continue to improve, and we expect to realize previously announced price increases on paper and packaging grades as the first quarter progresses. Planned maintenance outage costs in the United States are expected to increase while remaining about flat in Europe and Brazil. Earnings from our xpedx distribution business will reflect seasonally lower shipments and the absence of a favorable inventory valuation adjustment in the 2009 fourth quarter. Equity earnings from our Ilim joint venture are expected to decrease, reflecting higher input costs, an extended mill outage and foreign exchange losses.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 10 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 129 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 21 recycling plants. In Europe, our operations include one recycled containerboard mill in Morocco and 21 container plants in France, Italy, Spain, and Morocco. In Asia, our operations include 11 container plants in China and one container plant in Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Printing Papers

International Paper is one of the largest manufacturers of uncoated freesheet printing papers in the world. Products in this segment principally include uncoated papers and market pulp. We also produce coated papers and uncoated bristols.

UNCOATED PAPERS: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End-use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia and Brazil. The mills have uncoated paper production capacity of approximately 5.3 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 250,000 acres of forestlands in Brazil.

MARKET PULP: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff and southern softwood pulp, as well as southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland, Russia and Brazil and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.5 million tons.

Consumer Packaging

International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.7 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress® and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 330,000 tons of capacity at our mills producing coated board in Poland and Russia, and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has an annual capacity of 915,000 tons.

Shorewood Packaging Corporation produces premium packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals, in 16 facilities worldwide.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and five international facilities.

Distribution

xpedx, our North American merchant distribution business, distributes products and services to a number of customer markets including: commercial printers with printing papers and graphic pre-press, printing presses and post-press equipment; building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 122 warehouse locations and 130 retail stores in the United States, Mexico and Canada.

Forest Products

International Paper owns and manages approximately 200,000 acres of forestlands and development properties in the United States, mostly in the South. Our remaining forestlands are managed as a portfolio to optimize the economic value to our shareholders. Most of our portfolio represents properties that are likely to be sold to investors and other buyers for various purposes.

Specialty Businesses and Other

CHEMICALS: This business was sold in the first quarter of 2007.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 2.5 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 12.8 million acres (5.2 million hectares).

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

INDUSTRIAL PACKAGING results for 2009 and 2008 include the CBPR business acquired in the 2008 third quarter. Net sales for 2009 increased 16% to $8.9 billion compared with $7.7 billion in 2008, and 69% compared with $5.2 billion in 2007. Operating profits were 95% higher in 2009 than in 2008 and more than double 2007 levels. Benefits from higher total year-over-year shipments, including the impact of the CBPR business, ($11 million), favorable operating costs ($294 million), and lower raw material and freight costs ($295 million) were partially offset by the effects of lower price realizations ($243 million), higher corporate overhead allocations ($85 million), incremental integration costs associated with the acquisition of the CBPR business ($3 million) and higher other costs ($7 million). Additionally, operating profits in 2009 included a gain of $849 million relating to alternative fuel mixture credits, U.S. plant closure costs of $653 million, and costs associated with the shutdown of the Etienne mill in France of $87 million.

Industrial Packaging
In millions	2009	2008	2007
Sales	$8,890	$7,690	$5,245
Operating Profit	761	390	374

NORTH AMERICAN INDUSTRIAL PACKAGING results include the net sales and operating profits of the CBPR business from the August 4, 2008 acquisition date. Net sales were $7.6 billion in 2009 compared with $6.2 billion in 2008 and $3.9 billion in 2007. Operating profits in 2009 were $791 million ($682 million excluding alternative fuel mixture credits, mill closure costs and costs associated with the CBPR integration) compared with $322 million ($414 million excluding charges related to the write-up of CBPR inventory to fair value, CBPR integration costs and other facility closure costs) in 2008 and $305 million in 2007.

Excluding the effect of the CBPR acquisition, containerboard and box shipments were lower in 2009 compared with 2008 reflecting weaker customer demand. Average sales price realizations were significantly lower for both containerboard and boxes due to weaker world-wide economic conditions. However, average sales margins for boxes increased, reflecting a slower decline in box prices than in the raw material cost of containerboard, and CBPR integration benefits. Full-year input costs for wood, energy and chemicals were lower, although costs for fiber and energy increased significantly in the fourth quarter of 2009. Freight costs were also lower. Planned maintenance downtime costs decreased slightly from 2008 levels, and operating costs were significantly lower, particularly in the box plants, reflecting benefits from cost control initiatives. Lack-of-order downtime totaled 2.2 million tons, including approximately 450,000 tons related to the idled paper machine at the Valliant, Oklahoma mill and the late December shutdowns of the Albany, Oregon and Pineville, Louisiana mills in 2009, compared with 700,000 tons in 2008.

Looking forward to the first quarter of 2010, sales volumes are expected to be slightly higher than in the fourth quarter of 2009 and average sales price realizations are expected to improve by the end of the quarter, reflecting the impact of previously announced price increases for containerboard. However, input costs are expected to be significantly higher for energy as well as for wood and recycled fiber due to poor harvesting weather conditions in the U.S. South and strong competition for recycled fiber. Planned maintenance downtime costs will also be higher with outages scheduled at five mills. Manufacturing operating costs are expected to be lower, reflecting benefits of the mill closures in December and improved operations.

EUROPEAN INDUSTRIAL PACKAGING net sales for 2009 were $980 million compared with $1.2 billion in 2008, and $1.1 billion in 2007. Operating profits in 2009 were a loss of $30 million (a gain of $57 million excluding costs associated with the closure of the Etienne mill in France) compared with earnings of $64 million in 2008 and $67 million in 2007. Sales volumes in 2009 were lower than in 2008, principally reflecting weak customer demand for industrial packaging containers throughout the region. Sales margins improved as reductions in kraft and recycled containerboard costs were greater than declines in box prices. Input costs were favorable, primarily for energy, but operating costs were unfavorable. The operating loss in 2009 includes $87 million of costs associated with the closure of the Etienne mill in November 2009.

Entering the first quarter of 2010, sales volumes are expected to be lower, reflecting seasonally weaker demand for agricultural boxes and continued weak demand for industrial packaging boxes. Average sales price realizations for boxes are expected to improve, but costs for containerboard are expected to increase.

ASIAN INDUSTRIAL PACKAGING net sales for 2009 were $325 million compared with $350 million in 2008 and $265 million in 2007. Operating profits in 2009 were about breakeven (earnings of $2 million excluding the impairment of an investment in a joint venture) compared with profits of $4 million in 2008 and $2 million in 2007.

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

PRINTING PAPERS net sales for 2009 decreased 17% from 2008 and 13% from 2007. Operating profits in 2009 were more than double profits in 2008 and 30% higher than in 2007. However, excluding alternative fuel mixture credits and plant closure costs, operating profits in 2009 were 37% lower than in 2008 and 45% lower than in 2007. Benefits from improved manufacturing operations ($144 million), lower raw material and energy costs ($130 million), lower freight costs ($61 million), favorable foreign exchange impacts ($22 million) and other items ($11 million) were more than offset by lower sales volumes and increased lack-of-order downtime ($215 million), lower average sales price realizations ($341 million) and an unfavorable mix of products sold ($82 million). Operating profits in 2009 included $884 million of alternative fuel mixture credits, $223 million of costs associated with the permanent shutdown of our Franklin mill and $34 million of other restructuring costs, while 2008 operating profits included a charge of $123 million for costs associated with the permanent shutdown of our Bastrop mill, a $107 million impairment charge to reduce the carrying value of the fixed assets at our Inverurie, Scotland mill and $30 million of costs associated with the shutdown of a paper machine at our Franklin mill. The printing papers segment took 1.4 million tons of downtime in 2009 including 1.1 million tons of lack-of-order downtime of which approximately 600,000 tons were related to the shutdowns of our Bastrop mill and a paper machine at our Franklin mill in the fourth quarter of 2008. This compares with 635,000 tons of total downtime in 2008 of which 305,000 tons were lack-of-order downtime.

Printing Papers
In millions	2009	2008	2007
Sales	$5,680	$6,810	$6,530
Operating Profit	1,091	474	839

NORTH AMERICAN PRINTING PAPERS net sales in 2009 were $2.8 billion compared with $3.4 billion in 2008 and $3.5 billion in 2007. Operating earnings in 2009 were $746 million ($307 million excluding alternative fuel mixture credits and plant closure costs) compared with $405 million ($435 million excluding shutdown costs for a paper machine) in 2008 and $415 million in 2007. Sales volumes decreased significantly in 2009 compared with 2008 reflecting weak customer demand and reduced production capacity resulting from the shutdown of a paper machine at the Franklin mill in December 2008 and the conversion of the Bastrop mill to pulp production in June 2008. Average sales price realizations were lower reflecting slight declines for uncoated freesheet paper in domestic markets and significant declines in export markets. Margins were also unfavorably affected by a higher proportion of shipments to lower-margin export markets. Input costs, however, were favorable due to lower wood and chemical costs and significantly lower energy costs. Freight costs were also lower. Planned maintenance downtime costs in 2009 were comparable with 2008. Operating costs were favorable, reflecting cost control efforts and strong machine performance. Lack-of-order downtime increased to 525,000 tons in 2009, including 120,000 tons related to the shutdown of a paper machine at our Franklin mill in the 2008 fourth quarter, from 135,000 tons in 2008. Operating earnings in 2009 included $671 million of alternative fuel mixture credits, $223 million of costs associated with the shutdown of our Franklin mill and $9 million of other shutdown costs, while operating earnings in 2008 included $30 million of costs for the shutdown of a paper machine at our Franklin mill.

Looking ahead to 2010, first-quarter sales volumes are expected to increase slightly from fourth-quarter 2009 levels. Average sales price realizations should be higher, reflecting the full-quarter impact of sales price increases announced in the fourth quarter for converting and envelope grades of uncoated freesheet paper and an increase in prices to export markets. However, input costs for wood, energy and chemicals are expected to continue to increase. Planned maintenance downtime costs should be lower and operating costs should be favorable.

BRAZILIAN PAPERS net sales for 2009 of $960 million increased from $950 million in 2008 and $850 million in 2007. Operating profits for 2009 were $112 million compared with $186 million in 2008 and $174 million in 2007. Sales volumes increased in 2009 compared with 2008 for both paper and pulp reflecting higher export shipments. Average sales price realizations were lower due to strong competitive pressures in the Brazilian domestic market in the second half of the year, lower export prices and unfavorable foreign exchange rates. Margins were unfavorably affected by a higher proportion of lower margin export sales. Input costs for wood and chemicals were favorable, but these benefits were partially offset by higher energy costs. Planned maintenance downtime costs were lower, and operating costs were also favorable. Earnings in 2009 were adversely impacted by unfavorable foreign exchange effects.

Entering 2010, sales volumes are expected to be seasonally lower compared with the fourth quarter of 2009. Profit margins are expected to be slightly higher reflecting a more favorable geographic sales mix and improving sales price realizations in export markets, partially offset by higher planned maintenance outage costs.

EUROPEAN PAPERS net sales in 2009 were $1.3 billion compared with $1.7 billion in 2008 and $1.5 billion in 2007. Operating profits in 2009 of $92 million ($115 million excluding expenses associated with the closure of the Inverurie mill) compared with $39 million ($146 million excluding a charge to reduce the carrying value of the fixed assets at the Inverurie, Scotland mill to their estimated realizable value) in 2008 and $171 million in 2007. Sales volumes in 2009 were lower than in 2008 primarily due to reduced sales of uncoated freesheet paper following the closure of the Inverurie mill in 2009. Average sales price realizations decreased significantly in 2009 across most of Western Europe, but margins increased in Poland and Russia reflecting the effect of local currency devaluations. Input costs were favorable as lower wood costs, particularly in Russia, were only partially offset by higher energy costs in Poland and higher chemical costs. Planned maintenance downtime costs were higher in 2009 than in 2008, while manufacturing operating costs were lower. Operating profits in 2009 also reflect favorable foreign exchange impacts.

Looking ahead to 2010, sales volumes are expected to decline from strong 2009 fourth-quarter levels despite solid customer demand. Average sales price realizations are expected to increase over the quarter, primarily in Eastern Europe, as price increases for uncoated freesheet paper and market pulp announced at the end of 2009 become effective. Input costs are expected to be higher due to wood supply constraints at the Kwidzyn mill and annual tariff increases on energy in Russia. Planned maintenance outage costs are expected to be about flat, while operating costs should be favorable.

ASIAN PRINTING PAPERS net sales were approximately $50 million in 2009 compared with approximately $20 million in both 2008 and 2007. Operating earnings increased slightly in 2009 compared with 2008, but were less than $1 million in all periods.

U.S. MARKET PULP net sales in 2009 totaled $575 million compared with $750 million in 2008 and $655 million in 2007. Operating earnings in 2009 were $140 million (a loss of $71 million excluding alternative fuel mixture credits and plant closure costs) compared with a loss of $156 million (a loss of $33 million excluding costs associated with the permanent shutdown of the Bastrop mill) in 2008 and earnings of $78 million in 2007.

Sales volumes in 2009 decreased from 2008 levels due to weaker global demand. Average sales price realizations were significantly lower as the decline in demand resulted in significant price declines for market pulp and smaller declines in fluff pulp. Input costs for wood, energy and chemicals decreased, and freight costs were significantly lower. Mill operating costs were favorable across all mills, and planned maintenance downtime costs were lower. Lack-of-order downtime in 2009 increased to approximately 540,000 tons, including 480,000 tons related to the permanent shutdown of our Bastrop mill in the fourth quarter of 2008, compared with 135,000 tons in 2008.

In the first quarter of 2010, sales volumes are expected to increase slightly, reflecting improving customer demand for fluff pulp, offset by slightly seasonally weaker demand for softwood and hardwood pulp in China. Average sales price realizations are expected to improve, reflecting the realization of previously announced sales price increases for fluff pulp, hardwood pulp and softwood pulp. Input costs are expected to increase for wood, energy and chemicals, and freight costs may also increase. Planned maintenance downtime costs will be higher, but operating costs should be about flat.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

CONSUMER PACKAGING net sales in 2009 decreased 4% compared with 2008 and increased 1% compared with 2007. Operating profits increased significantly compared with both 2008 and 2007. Excluding alternative fuel mixture credits and facility closure costs, 2009 operating profits were significantly higher than 2008 and 57% higher than 2007. Benefits from higher average sales price realizations ($114 million), lower raw material and energy costs ($114 million), lower freight costs ($21 million), lower costs associated with the reorganization of the Shorewood business ($23 million), favorable foreign exchange effects ($14 million) and other items ($12 million) were partially offset by lower sales volumes and increased lack-of-order downtime ($145 million) and costs associated with the permanent shutdown of the Franklin mill ($67 million). Additionally, operating profits in 2009 included $330 million of alternative fuel mixture credits.

Consumer Packaging
In millions	2009	2008	2007
Sales	$3,060	$3,195	$3,015
Operating Profit	433	17	112

NORTH AMERICAN CONSUMER PACKAGING net sales were $2.2 billion compared with $2.5 billion in 2008 and $2.4 billion in 2007. Operating earnings in 2009 were $343 million ($87 million excluding alternative fuel mixture credits and facility closure costs) compared with $8 million ($38 million excluding facility closure costs) in 2008 and $70 million in 2007.

Coated Paperboard sales volumes were lower in 2009 compared with 2008 reflecting weaker market conditions. Average sales price realizations were significantly higher, reflecting the full-year realization of price increases implemented in the second half of 2008. Raw material costs for wood, energy and chemicals were significantly lower in 2009, while freight costs were also favorable. Operating costs, however, were unfavorable and planned maintenance downtime costs were higher. Lack-of-order downtime increased to 300,000 tons in 2009 from 15,000 tons in 2008 due to weak demand. Operating results in 2009 include income of $330 million for alternative fuel mixture credits and $67 million of expenses for shutdown costs for the Franklin mill.

Foodservice sales volumes were lower in 2009 than in 2008 due to generally weak world-wide economic conditions. Average sales price realizations were higher in the first half of the year, but declined during the second half of the year reflecting the pass-through to customers of lower resin input costs. However, average margins benefitted from a more favorable mix of products sold. Raw material costs were lower, primarily for resins. Freight costs were also favorable, while operating costs increased.

Shorewood sales volumes in 2009 declined from 2008 levels reflecting weaker demand in the home entertainment segment and a decrease in tobacco segment orders as customers have shifted production outside of the United States, partially offset by higher shipments in the consumer products segment. Average sales margins improved reflecting a more favorable mix of products sold. Raw material costs were higher, but were partially offset by lower freight costs. Operating costs were favorable, reflecting benefits from business reorganization and cost reduction actions taken in 2008 and 2009. Charges to restructure operations totaled $7 million in 2009 and $30 million in 2008.

Entering 2010, Coated Paperboard sales volumes are expected to increase, while average sales price realizations should be comparable to 2009 fourth-quarter levels. Raw material costs are expected to be significantly higher for wood, energy and chemicals, but planned maintenance downtime costs will decrease. Foodservice sales volumes are expected to remain about flat, but average sales price realizations should improve slightly. Input costs for resins should be higher, but will be partially offset by lower costs for bleached board. Shorewood sales volumes are expected to decline reflecting seasonal decreases in home entertainment segment shipments. Operating costs are expected to be favorable reflecting the benefits of business reorganization efforts.

EUROPEAN CONSUMER PACKAGING net sales in 2009 were $315 million compared with $300 million in 2008 and $280 million in 2007. Operating earnings in 2009 of $66 million increased from $22 million in 2008 and $30 million in 2007. Sales volumes in 2009 were higher than in 2008 reflecting increased shipments to export markets. Average sales margins declined due to increased shipments to lower-margin export markets and lower average sales prices in Western Europe.

Entering 2010, sales volumes for the first quarter are expected to remain strong. Average margins should improve reflecting increased sales price realizations and a more favorable geographic mix of products sold. Input costs are expected to be higher due to increased wood prices in Poland and annual energy tariff increases in Russia.

ASIAN CONSUMER PACKAGING net sales were $545 million in 2009 compared with $390 million in 2008 and $330 million in 2007. Operating earnings in 2009 were $24 million compared with a loss of $13 million in 2008 and earnings of $12 million in 2007. The improved operating earnings in 2009 reflect increased sales volumes, higher average sales margins and lower input costs, primarily for chemicals. The loss in 2008 was primarily due to a $12 million charge to revalue pulp inventories at our Shandong International Paper and Sun Coated Paperboard Co., Ltd. joint venture and start-up costs associated with the joint venture’s new folding box board paper machine.

Distribution

xpedx, our distribution business, markets a diverse array of products and supply chain services to customers in many business segments. Customer demand is generally sensitive to changes in general economic conditions, although the commercial printing segment is also dependent on consumer advertising and promotional spending. Distribution’s margins are relatively stable across an economic cycle. Providing customers with the best choice and value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2009	2008	2007
Sales	$6,525	$7,970	$7,320
Operating Profit	50	103	108

DISTRIBUTION’S 2009 annual sales decreased 18% from 2008 and 11% from 2007 while operating profits in 2009 decreased 51% compared with 2008 and 54% compared with 2007.

Annual sales of printing papers and graphic arts supplies and equipment totaled $4.1 billion in 2009 compared with $5.2 billion in 2008 and $4.7 billion in 2007, reflecting weak economic conditions in 2009. Trade margins as a percent of sales for printing papers increased from 2008 but decreased from 2007 due to a higher mix of lower margin direct shipments from manufacturers. Revenue from packaging products was $1.3 billion in 2009 compared with $1.7 billion in 2008 and $1.5 billion in 2007. Trade margins as a percent of sales for packaging products were higher than in the past two years reflecting an improved product and service mix. Facility supplies annual revenue was $1.1 billion in 2009, essentially even with 2008 and 2007 levels. Operating profit decreased to $50 million in 2009 from $103 million in 2008 and $108 million in 2007 primarily due to the weak U.S. economy. Earnings in 2009 benefited from a $17 million fourth-quarter favorable inventory valuation adjustment. In addition, operating earnings in 2009 include a $5 million charge for costs associated with the reorganization of the Company’s xpedx operations in New Jersey.

Looking ahead to the first quarter of 2010, sales volumes and earnings are expected to be seasonally lower. The business will continue to focus on efficiency and productivity initiatives to mitigate the effect of the demand decline. Also, the favorable inventory valuation adjustment that impacted fourth-quarter 2009 earnings will not recur in the first quarter of 2010.

Forest Products

Forest Products currently manages nearly 200,000 acres of forestlands in the United States. Operating results are driven by the timing and pricing of specific forestland tract sales. Future operations will continue to be driven by pricing and demand for forestland and real estate sales.

Forest Products	2009	2008	2007
In millions
Sales	$45	$200	$485
Operating Profit	25	409	458

Sales in 2009 decreased 78% from 2008 and 91% from 2007. Operating profits were down 94% from 2008 and 95% from 2007. As part of the Company’s 2006 Transformation Plan, 5.6 million acres of forestlands were sold in 2006, resulting in a significant decline in forestland acreage. The Company intends to focus future operations on maximizing the value from the sale of its remaining forestland and real estate properties. Operating profits in 2008 included $261 million from the sale of 13,000 net acres of subsurface mineral rights in Louisiana. In the first quarter of 2010, a previously announced agreement to sell 143,000 acres expired in accordance with its terms and will not be completed.

Looking forward to 2010, the amount and timing of operating earnings will reflect the periodic sales of remaining acreage and mineral rights and can be expected to vary from quarter to quarter.

Specialty Businesses and Other

The Specialty Businesses and Other segment principally included the operating results of the Arizona Chemical business as well as certain smaller businesses. The Arizona Chemical business was sold in February 2007.

Specialty Businesses and Other
In millions	2009	2008	2007
Sales	$–	$–	$135
Operating Profit	–	–	6

Equity Earnings, Net of Taxes – Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the twelve months ended December 31, 2009 includes the Company’s 50% share of Ilim’s operating results for the period from October 1, 2008 through September 30, 2009, together with the results of other small equity investments, under the caption Equity earnings (losses), net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded an equity loss, net of taxes, of $50 million for Ilim in 2009 compared with equity earnings, net of taxes, of $54 million in 2008. Operating results recorded in 2009 included a $25 million after-tax foreign exchange loss on the remeasurement of U.S. dollar-denominated debt, a $19 million charge to write-off project development expenses, and a $5 million provision for the write-down of assets. Operating results recorded in 2008 included a $4 million after-tax foreign exchange gain on the remeasurement of U.S. dollar-denominated debt, a $3 million after-tax charge to write off a share repurchase option, and a one-time $6 million after-tax charge reflecting the write-up of finished goods and work-in-process inventory to fair value as of the acquisition date. In August 2008, Ilim sold its 56% investment in the Saint Petersburg Cartonboard and Printing Mill (KPK) for $238 million. No gain or loss was realized by the Company on the sale of KPK because the fair value assigned to that business by the Company at the acquisition date was equal to the sales proceeds.

Sales volumes for the joint venture decreased year-over-year, principally for market pulp, reflecting significantly weaker customer demand in 2009, particularly in China, although demand strengthened in China in the second and third quarters of 2009. Average sales price realizations were lower in 2009 across all product lines. Softwood and hardwood pulp prices declined sharply in the fourth quarter of 2008, but began to recover in the second quarter of 2009. Mill operating costs were favorable, and input costs for wood, chemicals and energy were also favorable. The Company received cash dividends from the joint venture of $51 million in December 2009 and $67 million in December 2008.

For Ilim’s 2009 fourth quarter, which will be reported in the Company’s 2010 first quarter, demand in China is expected to remain good, while demand in European and Russian markets should improve slightly. Average sales price realizations are expected to reflect slight improvement in pulp prices in China and Europe. However, operating earnings are expected to decrease due to higher input costs, mill downtime costs and unfavorable foreign exchange impacts.

A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development. This capital expansion strategy is expected to be initiated in the second half of 2010, subject to Ilim obtaining financing sufficient to fund the project.

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

Financing activities in 2009 focused on strengthening our balance sheet by reducing debt by $3.1 billion and refinancing $2.8 billion in long-term debt.

Cash Provided by Operations

Cash provided by continuing operations totaled $4.7 billion in 2009 compared with $2.7 billion for 2008 and $1.9 billion for 2007.

The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, increased by $1.8 billion in 2009 versus 2008 driven mainly by $1.7 billion of cash received from alternative fuel mixture credits. This compares with a decrease of $135 million for 2008 versus 2007. Changes in working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, contributed $479 million of cash in 2009 compared to $317 million of cash contributed in 2008, and a $539 million use of cash in 2007. Included in the 2009 changes in working capital is $211 million of cash from the sale of accounts receivable in Europe.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. For the year ended December 31, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 through October 25, 2009 totaling approximately $1.7 billion, all of which had been received in cash at December 31, 2009 and included in the calculation of U.S. federal taxable income. Additionally, the Company has recorded $379 million of alternative fuel mixture credits as a reduction of income taxes payable at December 31, 2009. The Company recorded these credits using the accrual method of accounting based on the estimated eligible volumes reflected in its filed claims. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $2.1 billion for the year ended December 31, 2009 in Cost of products sold ($1.4 billion after taxes), representing eligible alternative fuel mixture credits earned through December 31, 2009, when the credit expired.

Investment Activities

Investment activities in 2009 were down significantly from 2008 reflecting reduced capital spending and no significant acquisitions. Capital spending for continuing operations was $534 million in 2009, or 36% of depreciation and amortization, compared with $1.0 billion in 2008, or 74% of depreciation and amortization, and $1.3 billion, or 119% of depreciation and amortization in 2007.

The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2009, 2008 and 2007.

In millions	2009	2008	2007
Industrial Packaging	$183	$282	$405
Printing Papers	218	383	556
Consumer Packaging	126	287	276
Distribution	6	9	6
Forest Products	1	2	22
Subtotal	534	963	1,265
Corporate and other	–	39	23
Total from continuing operations	$534	$1,002	$1,288

Capital expenditures in 2010 are currently expected to be about $800 million, or 55% of depreciation and amortization.

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

On August 24, 2007, International Paper completed the acquisition of Central Lewmar LLC, a privately held paper and packaging distributor in the United States, for $189 million. Central Lewmar’s results of operations have been included in International Paper’s consolidated financial statements since its acquisition.

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

Joint Ventures

In October 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable, and contributed an additional $21 million in 2008. A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development. This capital expansion strategy is expected to be initiated in the second half of 2010, subject to Ilim obtaining financing sufficient to fund the project.

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

Financing Activities

2009: Financing activities during 2009 included debt issuances of $3.2 billion and retirements of $6.3 billion, for a net reduction of $3.1 billion.

In December 2009, International Paper issued $750 million of 7.3% senior unsecured notes with a maturity date in November 2039. The proceeds from this borrowing, along with available cash, were used to repay the remaining $1 billion of the $2.5 billion long-term debt issued in connection with the CBPR acquisition. During 2009, additional payments related to this debt totaled approximately $1.4 billion. Also in connection with the above debt repayment, International Paper undesignated $1 billion of interest rate swaps entered into in 2008 that qualified as cash flow hedges, resulting in a $24 million loss. This loss was reclassified from Accumulated other comprehensive loss and included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in the fourth quarter of 2009, the Company entered into various fixed-to-floating interest rate swap agreements with a notional amount of approximately $1 billion to hedge existing debt. These interest rate swaps mature within a range of five to ten years. Subsequently in January 2010, approximately $600 million of these swaps and the $100 million swap entered into in August 2009 (discussed below) were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

In December 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of

International Paper, repaid $214 million of notes with an interest rate of LIBOR plus 40 basis points and an original maturity in 2010. Other debt activity in the fourth quarter of 2009 included the repayment of approximately $235 million of notes with interest rates ranging from 4.0% to 9.375% and original maturities from 2009 to 2038.

Additional pre-tax early debt retirement costs of $34 million related to fourth-quarter debt repayments and swap activity are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In August 2009, International Paper issued $1 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026.

Also during the third quarter in connection with these early debt retirements, interest rate swaps with a notional value of $520 million, including $500 million of swaps issued in the second quarter of 2009, were terminated or undesignated as effective fair value hedges, resulting in a gain of approximately $9 million. In addition, previously deferred net gains of $7 million related to earlier swap terminations were recognized in earnings. Pre-tax early debt retirement costs of $102 million related to these debt repayments, net of the gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in August 2009, International Paper entered into a fixed-to-floating interest rate swap agreement with a notional amount of $100 million due in 2015 to manage interest rate exposure.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also during the second quarter, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint venture that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to second- quarter debt repayments and swap activity are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, Luxembourg borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay a 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of the end of the third quarter of 2009, the $468 million loan was repaid. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

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

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2009, International Paper had interest rate swaps with a total notional amount of $3.2 billion and maturities ranging from one to nine years. During 2009, existing swaps increased the weighted average cost of debt from 6.55% to an effective rate of 6.67%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.36%.

Other financing activities during 2009 included the issuance of approximately 2.2 million shares of treasury stock, net of restricted stock withholding, and 3.5 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $10 million.

2008: Financing activities during 2008 included debt issuances of $6.0 billion and retirements of $696 million, for a net issuance of $5.3 billion.

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points. The margin varied depending upon the credit rating of the Company. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and were being amortized until the debt was repaid in 2009. Also in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter (discussed below) and other available cash, were used for the CBPR business acquisition in August 2008. As of December 31, 2008, all of the borrowings under the receivables securitization program were repaid.

Also in the third quarter of 2008, International Paper repaid $125 million of the $2.5 billion long-term debt and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.70% and original maturities from 2009 to 2038.

The Company also entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and mature in September 2010. These forward-starting interest rate swaps were accounted for as cash flow hedges in accordance with ASC 815. In the fourth quarter of 2008, the Company terminated $550 million of these floating-to-fixed interest rate swap agreements resulting in a loss of approximately $17 million recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheet.

In the second quarter of 2008, International Paper issued $3 billion of unsecured senior notes consisting of $1 billion of 7.4% notes due in 2014, $1.7 billion of 7.95% notes due in 2018, and $300 million of 8.7% notes due in 2038. Debt issuance costs of approximately $20 million related to the new debt were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and were amortized over the terms of the respective notes.

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

Other financing activities during 2008 included the issuance of approximately 2.4 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $1 million of cash and restricted stock that did not generate cash. Payments of restricted stock withholding taxes totaled $47 million.

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

In October 2007, Luxembourg issued $75 million of long-term notes with an initial interest rate of LIBOR plus 100 basis points and a maturity date in April 2009, in connection with its investment in the Ilim Holding S.A. joint venture.

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

Off-Balance Sheet Variable Interest Entities

During 2006 in connection with the sale of approximately 5.6 million acres of forestlands under the Company’s 2006 Transformation Plan, the Company exchanged installment notes totaling approximately $4.8 billion and approximately $400 million of International Paper promissory notes for interests in entities formed to monetize the notes. International Paper determined that it was not the primary beneficiary of these entities, and therefore should not consolidate these entities. During 2006, these entities acquired an additional $4.8 billion of International Paper debt securities for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by these entities at December 31, 2006. Since International Paper has, and intends to affect, a legal right to offset its obligations under these debt instruments with its investments in the entities, International Paper has offset $5.1 billion of interest in the entities against $5.1 billion of International Paper debt obligations held by the entities as of December 31, 2009 and 2008.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from sales of forestlands in 2002 and 2001.

See Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of these transactions.

Liquidity and Capital Resources Outlook for 2010

Capital Expenditures and Long-Term Debt

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2010 through current cash balances and cash from operations, supplemented as required by its various existing credit facilities.

At December 31, 2009, International Paper had approximately $1.9 billion in cash and $2.5 billion of committed liquidity facilities, including a $1.5 billion contractually committed revolving bank credit agreement and $1.0 billion of commercial paper-based financing based on eligible receivable balances under a receivables securitization program, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. In November 2009, International Paper replaced its $1.5 billion revolving bank credit agreement that was scheduled to expire in March 2011 with a new $1.5 billion fully committed revolving bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings on eligible receivable balances ($816 million at December 31, 2009) under a receivables securitization program that was scheduled to expire in January 2010 with a facility fee of 0.75%. On January 13, 2010, the Company amended this program to extend the maturity date from January 2010 to January 2011. The amended agreement has a facility fee of 0.50% payable monthly. At December 31, 2009, there were no borrowings under either the bank credit agreements or receivables securitization program.

The Company was in compliance with all of its debt covenants at December 31, 2009. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total-debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive loss. The total-debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2009, International Paper’s net worth was $11.8 billion, and the total-debt-to-capital ratio was 43.3%.

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

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) and short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of The Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which had issued letters of credit that support $1.4 billion of installment notes received in connection with the Company’s 2006 sale of forestlands. Following this sale, the installment notes were contributed to third-party entities that used them as collateral for borrowings from a third-party lender. The related loan agreements require that if the credit rating of any bank issuing letters of credit is downgraded below a specified level, these letters of credit must be replaced within 60 days by letters of credit from another qualifying institution. The Company expects that the issuer of installment notes will complete this replacement within the required 60-day period.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2009, were as follows:

In millions	2010	2011	2012	2013	2014	Thereafter
Maturities of long-term debt (a)	$304	$574	$199	$131	$562	$7,263
Debt obligations with right of offset (b)	519	28	–	–	–	5,108
Lease obligations	177	148	124	96	79	184
Purchase obligations (c)	2,262	657	623	556	532	3,729
Total (d)	$3,262	$1,407	$946	$783	$1,173	$16,284

(a)

Total debt includes scheduled principal payments only. The 2010 debt maturities reflect the reclassification of $450 million of Notes payable and current maturities of long-term debt to Long-term debt based on International Paper’s intent and ability to renew or convert these obligations, as evidenced by the Company’s available bank credit agreements.

(b)

Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to affect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2009, International Paper has offset approximately $5.7 billion of interests in the entities against this $5.7 billion of debt obligations held by the entities (see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

(c)	Includes $2.8 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales.
(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $225 million.

Pension Obligations and Funding

At December 31, 2009, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. Generally Accepted Accounting Principles was approximately $2.8 billion higher than the fair value of plan assets. Approximately $2.4 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. At this time, we do not expect that the finalization of the funded status as of December 31, 2009 will require the Company to make cash contributions to its plans in 2010, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets, changes in interest rates and the possible impact of funding relief proposals that may be adopted by the U.S. Congress.

Ilim Holding S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $350 million to $400 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so, and they are no longer discussing a deferral of the timeframe to commence those procedures.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating economic factors. As these key factors change in future periods, the Company will update its impairment analyses to reflect its latest estimates and projections.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.

While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

SIGNIFICANT ACCOUNTING ESTIMATES

GOODWILL IMPAIRMENT ANALYSIS Under the provisions of Accounting Standards Codification (ASC) 350, “Intangibles–Goodwill and Other,” the testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of the Company’s reporting units is compared with their carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge.

The impairment analysis requires a number of judgments by management. In calculating the estimated fair value of its reporting units in step one, the Company uses the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost-of-capital discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates, and cost and pricing trends for each reporting unit. Subsequent changes in economic and operat -

ing conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s market price per share on the analysis date.

During 2008, as in prior years, the Company performed the required annual goodwill testing for impairment as of the beginning of the fourth quarter, resulting in a $59 million impairment charge to write off all goodwill for the Company’s European Coated Paperboard business. Subsequent to this testing date, the Company performed an interim test as of December 31, 2008 and recalculated the estimated fair value of its reporting units as of that date using updated future cash flow projections and higher cost-of-capital discount rates. Based on this testing, step two testing for possible impairment was required for the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business. Based on management’s preliminary estimates, an additional goodwill impairment charge of $379 million was recorded, representing all of the goodwill for the U.S. Coated Paperboard business, as this was management’s best estimate of the minimum impairment charge that would be required upon the completion of detailed step two analyses. In February 2009, based on additional work performed to date, management determined that it was probable that all of the $1.3 billion of recorded goodwill for the U.S. Printing Papers business would be impaired when testing was completed. Accordingly, an additional goodwill impairment charge of $1.3 billion was recorded as a charge to operating results for the year ended December 31, 2008. During the first quarter of 2009, the Company finalized the testing for these businesses resulting in no changes to the recorded impairment charges.

No goodwill impairment charges were recorded in 2009 or 2007.

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

Benefit obligations and fair values of plan assets as of December 31, 2009, for International Paper’s pension and postretirement plans are as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$9,224	$6,784
U.S. nonqualified pension	320	–
U.S. postretirement	473	–
Non-U.S. pension	186	150
Non-U.S. postretirement	18	–

The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2009	2008	2007
Discount rate	6.00%	6.20%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

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

Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2010 pension expense by approximately $19 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $29 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $2 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2009	23.8%	2004	14.1%
2008	(23.6)%	2003	26.0%
2007	9.6%	2002	(6.7)%
2006	14.9%	2001	(2.4)%
2005	11.7%	2000	(1.4)%

The annualized time-weighted rate of return earned on U.S. pension plan assets was 5.9% and 5.6% for the last five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 1999-2009.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost for the U.S. pension plans over the next fiscal year are $178 million and $30 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2009	2008	2007	2006	2005
Pension expense
U.S. plans (non-cash)	$213	$123	$210	$377	$243
Non-U.S. plans	3	4	5	17	15
Postretirement expense
U.S. plans	27	28	15	7	20
Non-U.S. plans	3	3	8	3	3
Net expense	$246	$158	$238	$404	$281

The increase in 2009 U.S. pension expense principally reflects a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008, a decrease in the return on assets assumption to 8.25% in 2009 from 8.50% in 2008 and higher amortization of unrecognized actuarial losses.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2009, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2011 (a)	2010 (a)
Pension expense
U.S. plans (non-cash)	$282	$234
Non-U.S. plans	5	4
Postretirement expense
U.S. plans	13	13
Non-U.S. plans	1	1
Net expense	$301	$252

(a)	Based on 12/31/09 assumptions.

The Company estimates that it will record net pension expense of approximately $234 million for its U.S. defined benefit plans in 2010, with the increase from expense of $213 million in 2009 principally reflecting higher amortization of actuarial losses and a decrease in the assumed discount rate to 5.80% in 2010 from 6.00% in 2009. Net postretirement benefit costs in 2010 will decrease primarily as a result of a plan amendment which increased cost sharing for a subgroup of retirees and more favorable terms from the pharmacy benefit manager for prescription drugs.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2009 totaled approximately $6.8 billion, consisting of approximately 49% equity securities, 32% debt securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects to have no obligation to fund its domestic qualified plan in 2010 and made no contributions in 2009. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in the next 12 months. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $35 million for the year ended December 31, 2009.

ACCOUNTING FOR STOCK OPTIONS International Paper follows ASC 718, “Compensation – Stock Compensation,” in accounting for stock options. Under this guidance, expense for stock options is recorded over the related service period based on the grant-date fair market value.

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

At December 31, 2009 and 2008, 22.2 million options and 25.1 million options, respectively, were outstanding with exercise prices ranging from $29.31 to $66.69 per share.

INCOME TAXES The Company’s effective income tax rates, before equity earnings and discontinued operations, were 39%, (14)% and 25% for 2009, 2008 and 2007, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2009 was 30% of pre-tax earnings compared with 31.5% in 2008 and 30% in 2007. The higher rate in 2008 reflects a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2010 effective income tax rate will be approximately 30-32% based on expected earnings and business conditions.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods.

ACCOUNTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY In January 2010, the Financial

Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 1, 2009. The application of the requirements of this guidance had no effect on accompanying consolidated financial statements.

ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009 (calendar year 2009), and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

VARIABLE INTEREST ENTITIES In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidation.” This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

TRANSFERS OF FINANCIAL ASSETS In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in ASC 860, “Transfers and Servicing.” This guidance eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

SUBSEQUENT EVENTS In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

OTHER-THAN-TEMPORARY IMPAIRMENT FOR DEBT SECURITIES In April 2009, the FASB issued new guidance under ASC 320, “Investments – Debt and Equity Securities,” which provides a new other-than-temporary impairment model for debt securities. This guidance was effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

ASSET TRANSFERS, VARIABLE INTEREST ENTITIES AND QUALIFYING SPECIAL PURPOSE ENTITIES In December 2008, the FASB issued new guidance under ASC 860, “Transfers and Servicing,” which requires public companies to provide additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special purpose entities. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

INTANGIBLE ASSETS In April 2008, the FASB issued new guidance under ASC 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

BUSINESS COMBINATIONS In December 2007, the FASB issued new guidance under ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar year 2009). The Company included the provisions of this guidance in the preparation of the accompanying consolidated financial statements.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES In February 2007, the FASB issued guidance under ASC 825, “Financial Instruments,” which permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The guidance establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting guidance. This guidance was effective January 1, 2008. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS In December 2008, the FASB issued new guidance under ASC 715, “Compensation – Retirement Benefits,” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company included the provisions of this guidance in the preparation of the accompanying consolidated financial statements.

FAIR VALUE MEASUREMENTS In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets.

In February 2008, the FASB issued new guidance under ASC 820 which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Com -

pany partially adopted the provisions of this guidance with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The Company included the remaining provisions of this guidance in the preparation of the accompanying consolidated financial statements.

In October 2008, the FASB issued new guidance under ASC 820 which clarifies the application of fair value measurement and disclosure in cases where the market for the asset is not active. This guidance was effective upon issuance. The Company considered the guidance in the preparation of the accompanying consolidated financial statements.

In April 2009, the FASB issued additional guidance under ASC 820 which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES In June 2006, the FASB issued guidance under ASC 740, “Income Taxes” (formerly FIN 48). This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns. Specifically, the financial statement effects of a tax position may be recognized only when it is determined that it is “more likely than not” that, based on its technical merits, the tax position will be sustained upon examination by the relevant tax authority. The amount recognized shall be measured as the largest amount of tax benefits that exceed a 50% probability of being recognized. This guidance also expands income tax disclosure requirements. International Paper applied the provisions of this guidance beginning in the first quarter of 2007. The adoption of this guidance resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption.

LEGAL PROCEEDINGS

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives are to: (1) control emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, (2) make continual improvements in environmental performance, and (3) maintain 100% compliance with applicable laws and regulations. A total of $15 million was spent in 2009 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $55 million in 2010 for similar capital projects. The capital forecast for 2010 reflects increased spending due to recent environmental regulatory changes including the Greenhouse Gas Mandatory Reporting Rule and the effect of the Startup/Shutdown/Malfunction pro- visions being vacated by the D.C. circuit court.

Amounts to be spent for environmental control projects in future years will depend on new laws and regulations and changes in legal requirements and environmental concerns. Taking these uncertainties into account, our preliminary estimate for additional environmental expenditures is approximately $92 million for 2011 and approximately $151 million for 2012. The Environmental Protection Agency (EPA) is continuing the development of new programs and standards such as Boiler MACT, additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. When regulatory requirements for new and changing standards are finalized, we will add any resulting future requirements to our expenditure forecast.

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances using presently available information, International Paper believes that its liability is not likely to be significant at 55 such sites, and that its liability at 47 other sites is likely to be significant but not material to International Paper’s consolidated financial statements. Related costs are recorded in the financial statements when they are probable and reasonably estimable. International Paper believes that the probable liability associated with these 102 matters is approximately $58 million.

During the 2009 third quarter, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study for this site. The EPA has indicated that it intends to select a proposed remedial action alternative from those identified in the study and present this proposal for public comment. Since it is not currently possible to determine the final remedial action that will be required, the Company has accrued, as of December 31, 2009, an estimate of the minimum costs that could be required for this site. When the remediation plan is finalized by the EPA, it is possible that the remediation costs could be significantly higher than amounts currently recorded.

In addition to the above proceedings, other remediation costs, typically associated with the cleanup of hazardous substances at International Paper current or former facilities, and recorded as liabilities in the balance sheet, totaled approximately $46 million. Completion of these actions is not expected to have a material adverse effect on our consolidated financial statements.

As of January 31, 2010, there were no other pending judicial proceedings brought by government authorities against International Paper for alleged violations of applicable environmental laws or regulations.

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

In the United States, on the federal level, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories or regional greenhouse gas cap-and-trade programs.

It is possible that Congress, various states, the Environmental Protection Agency or analogous state regulators may adopt legislation or rules that restrict emissions of greenhouse gases. Since the outcome of the current climate change debate is unclear, it is not possible at this time to assess the impact, if any, and the scope of such legislation or regulations on our operations in the United States. However, it is unlikely that we will be disproportionately affected compared with owners of comparable operations in the United States.

The European Union, under the European Emissions Trading System (EUETS), has committed to greenhouse gas reductions. International Paper has two sites which will be covered by the EUETS in 2010. We believe that the EUETS reduction requirements will not have a material effect on our European operations in 2010, although they may have a material effect in the future. We have taken and will continue to take action as appropriate to minimize any such impact. As in the U.S., it is unlikely that we will be disproportionately affected compared with owners of comparable operations in the European Union.

The framework of the Kyoto Protocol, which expires in 2012, does not apply to “underdeveloped nations.” Brazil, Morocco, and China, three countries where we have operations, are considered underdeveloped nations by the Kyoto Protocol. A successor to the Kyoto Protocol is being discussed by representatives of various developed and underdeveloped countries, and it is unclear whether agreement among various countries will be reached. Moreover, countries that currently do not regulate greenhouse gases may adopt their own regulations in the future, whether or not they are signatories to a successor protocol. Due to the lack of clarity around any post- 2012 climate change regime, it is not possible at this time to assess the potential impacts, if any, of future international agreements or national legislation on International Paper’s operations.

In summary, regulation of greenhouse gases continues to evolve in all countries in which we do business. While there may be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to predict what, if any, regulations will be adopted, or to estimate either the timing for implementation, or our costs of compliance.

Other than the regulatory risks, we have identified no clear patterns of physical, social, or market related risks associated with climate change.

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

FOREIGN CURRENCY EFFECTS

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a lower U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the European euro, the Brazilian real, the Polish zloty and the Russian ruble.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2009 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2009 and 2008, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $7.7 billion and $6.4 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $394 million and $366 million at December 31, 2009 and 2008, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value liability of such outstanding energy hedge contracts at December 31, 2009 and 2008 was approximately $26 million and $75 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $20 million and $18 million at December 31, 2009 and 2008, respectively.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2009 and 2008, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $32 million and $2 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $73 million and $105 million at December 31, 2009 and 2008, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the preceding discussion and Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging, Distribution, Forest Products and Specialty Businesses and Other, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

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

The Company also has a 50% equity interest in Ilim Holding S.A. in Russia that is a separate reportable industry segment. The Company recorded equity losses, net of taxes, of $50 million and equity earnings, net of taxes, of $54 million for Ilim in 2009 and 2008, respectively.

INFORMATION BY INDUSTRY SEGMENT

NET SALES

In millions	2009	2008	2007
Industrial Packaging	$8,890	$7,690	$5,245
Printing Papers	5,680	6,810	6,530
Consumer Packaging	3,060	3,195	3,015
Distribution	6,525	7,970	7,320
Forest Products	45	200	485
Specialty Businesses and Other (a)	–	–	135
Corporate and Intersegment Sales	(834)	(1,036)	(840)
Net Sales	$23,366	$24,829	$21,890

OPERATING PROFIT

In millions	2009	2008	2007
Industrial Packaging	$761	$390	$374
Printing Papers	1,091	474	839
Consumer Packaging	433	17	112
Distribution	50	103	108
Forest Products	25	409	458
Specialty Businesses and Other (a)	–	–	6
Operating Profit	2,360	1,393	1,897
Interest expense, net	(669)	(492)	(297)
Noncontrolling interests / equity earnings adjustment (b)	23	(2)	19
Corporate items, net	(181)	(103)	(206)
Restructuring and other charges	(333)	(179)	(95)
Gain on sale of forestlands	–	6	9
Impairments of goodwill	–	(1,777)	–
Net gains (losses) on sales and impairments of businesses	(1)	1	327
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$1,199	$(1,153)	$1,654

RESTRUCTURING AND OTHER CHARGES

In millions	2009	2008	2007
Industrial Packaging	$684	$8	$56
Printing Papers	257	153	41
Consumer Packaging	74	30	–
Distribution	5	–	–
Forest Products	–	–	1
Corporate	333	179	(3)
Restructuring and Other Charges	$1,353	$370	$95

ASSETS

In millions	2009	2008	2007
Industrial Packaging	$9,120	$10,212	$4,486
Printing Papers	7,791	7,396	8,650
Consumer Packaging	3,000	3,333	3,285
Distribution	1,692	1,881	1,875
Forest Products	758	903	984
Specialty Businesses and Other (a)	–	8	12
Corporate and other (c)	3,187	3,180	4,867
Assets	$25,548	$26,913	$24,159

CAPITAL SPENDING

In millions	2009	2008	2007
Industrial Packaging	$183	$282	$405
Printing Papers	218	383	556
Consumer Packaging	126	287	276
Distribution	6	9	6
Forest Products	1	2	22
Subtotal	534	963	1,265
Corporate and other	–	39	23
Total from Continuing Operations	$534	$1,002	$1,288

DEPRECIATION AND AMORTIZATION (d)

In millions	2009	2008	2007
Industrial Packaging	$678	$452	$240
Printing Papers	447	517	470
Consumer Packaging	210	218	211
Distribution	14	17	18
Forest Products	6	7	10
Corporate	117	136	137
Depreciation and Amortization	$1,472	$1,347	$1,086

EXTERNAL SALES BY MAJOR PRODUCT

In millions	2009	2008	2007
Industrial Packaging	$8,813	$7,465	$5,240
Printing Papers	5,114	6,407	6,216
Consumer Packaging	2,911	2,982	2,659
Distribution	6,486	7,928	7,286
Forest Products	42	47	354
Other (e)	–	–	135
Net Sales	$23,366	$24,829	$21,890

INFORMATION BY GEOGRAPHIC AREA

NET SALES (f)

In millions	2009	2008	2007
United States (g)	$18,355	$19,501	$17,096
Europe	2,716	3,177	2,986
Pacific Rim	1,002	827	678
Americas, other than U.S.	1,293	1,324	1,130
Net Sales	$23,366	$24,829	$21,890

LONG-LIVED ASSETS (h)

In millions	2009	2008	2007
United States	$9,626	$11,336	$6,905
Europe	1,123	1,215	1,540
Pacific Rim	369	386	244
Americas, other than U.S.	2,117	1,599	1,981
Corporate	210	260	241
Long-Lived Assets	$13,445	$14,796	$10,911

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
(b)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(c)	Includes corporate assets and assets of businesses held for sale.
(d)	Includes cost of timber harvested; excludes accelerated depreciation related to closure of mills.
(e)	Includes sales of products not included in our major product lines.
(f)	Net sales are attributed to countries based on the location of the seller.
(g)	Export sales to unaffiliated customers were $1.4 billion in 2009, $1.6 billion in 2008 and $1.5 billion in 2007.
(h)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2009, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIM S. NICHOLLS

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Memphis, Tennessee

February 25, 2010

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

Memphis, Tennessee

February 25, 2010

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2009	2008	2007
NET SALES	$23,366	$24,829	$21,890
COSTS AND EXPENSES
Cost of products sold (Notes 1 and 5)	15,220	18,742	16,060
Selling and administrative expenses	2,031	1,947	1,831
Depreciation, amortization and cost of timber harvested	1,472	1,347	1,086
Distribution expenses	1,175	1,286	1,034
Taxes other than payroll and income taxes	188	182	169
Restructuring and other charges	1,353	370	95
Gain on sale of mineral rights	–	(261)	–
Gain on sale of forestlands	–	(6)	(9)
Impairments of goodwill	–	1,777	–
Net losses (gains) on sales and impairments of businesses	59	106	(327)
Interest expense, net	669	492	297
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	1,199	(1,153)	1,654
Income tax provision	469	162	415
Equity earnings (losses), net of taxes	(49)	49	–
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	681	(1,266)	1,239
Discontinued operations, net of taxes	–	(13)	(47)
NET EARNINGS (LOSS)	$681	$(1,279)	$1,192
Less: Net earnings attributable to noncontrolling interests	18	3	24
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$663	$(1,282)	$1,168
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.56	$(3.02)	$2.83
Discontinued operations, net of taxes	–	(0.03)	(0.11)
Net earnings (loss)	$1.56	$(3.05)	$2.72
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.55	$(3.02)	$2.81
Discontinued operations, net of taxes	–	(0.03)	(0.11)
Net earnings (loss)	$1.55	$(3.05)	$2.70
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$663	$(1,269)	$1,215
Discontinued operations, net of taxes	–	(13)	(47)
Net earnings (loss)	$663	$(1,282)	$1,168

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2009	2008
ASSETS
Current Assets
Cash and temporary investments	$1,892	$1,144
Accounts and notes receivable, less allowances of $136 in 2009 and $121 in 2008	2,695	3,288
Inventories	2,179	2,495
Deferred income tax assets	368	261
Other current assets	417	172
Total Current Assets	7,551	7,360
Plants, Properties and Equipment, net	12,688	14,202
Forestlands	757	594
Investments	1,077	1,274
Goodwill	2,290	2,027
Deferred Charges and Other Assets	1,185	1,456
Total Assets	$25,548	$26,913
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$304	$828
Accounts payable	2,058	2,119
Accrued payroll and benefits	473	445
Other accrued liabilities	1,177	1,363
Total Current Liabilities	4,012	4,755
Long-Term Debt	8,729	11,246
Deferred Income Taxes	2,425	1,957
Pension Benefit Obligation	2,765	3,260
Postretirement and Postemployment Benefit Obligation	538	663
Other Liabilities	824	631
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2009 – 437.0 shares and 2008 – 433.6 shares	437	434
Paid-in capital	5,803	5,845
Retained earnings	1,949	1,430
Accumulated other comprehensive loss	(2,077)	(3,322)
	6,112	4,387
Less: Common stock held in treasury, at cost, 2009 – 3.9 shares and 2008 – 6.1 shares	89	218
Total Shareholders’ Equity	6,023	4,169
Noncontrolling interests	232	232
Total Equity	6,255	4,401
Total Liabilities and Equity	$25,548	$26,913

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2009	2008	2007
OPERATING ACTIVITIES
Net earnings (loss) attributable to International Paper Company	$663	$(1,282)	$1,168
Net earnings attributable to noncontrolling interests	18	3	24
Discontinued operations, net of taxes	–	13	47
Earnings (loss) from continuing operations	681	(1,266)	1,239
Depreciation, amortization, and cost of timber harvested	1,472	1,347	1,086
Deferred income tax provision (benefit), net	160	(81)	232
Restructuring and other charges	1,353	370	95
Payments related to restructuring and legal reserves	(38)	(87)	(78)
Periodic pension expense, net	213	123	210
Net losses (gains) on sales and impairments of businesses	59	106	(327)
Equity (earnings) losses, net	49	(49)	–
Gain on sale of forestlands	–	(3)	(9)
Impairments of goodwill	–	1,777	–
Other, net	227	115	39
Changes in current assets and liabilities
Accounts and notes receivable	604	451	(141)
Inventories	316	48	(82)
Accounts payable and accrued liabilities	(321)	(317)	(212)
Interest payable	(8)	(31)	122
Other	(112)	166	(226)
Cash provided by operations – continuing operations	4,655	2,669	1,948
Cash used for operations – discontinued operations	–	–	(61)
Cash Provided by Operations	4,655	2,669	1,887
INVESTMENT ACTIVITIES
Invested in capital projects
Continuing operations	(534)	(1,002)	(1,288)
Businesses sold or held for sale	–	–	(4)
Acquisitions, net of cash acquired	(17)	(6,086)	(239)
Proceeds from divestitures	–	14	1,675
Equity investment in Ilim	–	(21)	(578)
Other	(42)	(102)	–
Cash used for investment activities – continuing operations	(593)	(7,197)	(434)
Cash used for investment activities – discontinued operations	–	–	(12)
Cash Used for Investment Activities	(593)	(7,197)	(446)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(10)	(47)	(1,224)
Issuance of common stock	–	1	128
Issuance of debt	3,229	6,024	78
Reduction of debt	(6,318)	(696)	(875)
Change in book overdrafts	20	(36)	77
Dividends paid	(140)	(428)	(436)
Other	(157)	41	–
Cash provided by (used for) financing activities – continuing operations	(3,376)	4,859	(2,252)
Effect of Exchange Rate Changes on Cash	62	(92)	92
Change in Cash and Temporary Investments	748	239	(719)
Cash and Temporary Investments
Beginning of the period	1,144	905	1,624
End of the period	$1,892	$1,144	$905

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE, JANUARY 1, 2007	$493	$6,735	$3,737	$(1,564)	$1,438	$7,963	$213	$8,176
Issuance of stock for various plans, net	1	20	–	–	(181)	202	–	202
Repurchase of stock	–	–	–	–	1,224	(1,224)	–	(1,224)
Cash dividends – Common Stock	–	–	(436)	–	–	(436)	–	(436)
Dividends paid to noncontrolling interests by subsidiary	–	–	–	–	–	–	(10)	(10)
Repurchase of noncontrolling interests	–	–	–	–	–	–	(28)	(28)
Noncontrolling interests of acquired entities	–	–	–	–	–	–	25	25
Comprehensive income (loss):
Net earnings	–	–	1,168	–	–	1,168	24	1,192
Pension and postretirement divestitures, amortization of prior service costs and net loss:
U.S. plans (less tax of $72)	–	–	–	98	–	98	–	98
Pension and postretirement liability adjustments:
U.S. plans (less tax of $228)	–	–	–	367	–	367	–	367
Non-U.S. plans (less tax of $7)	–	–	–	26	–	26	–	26
Change in cumulative foreign currency translation adjustment	–	–	–	591	–	591	4	595
Net gains on cash flow hedging derivatives:
Net gain arising during the period (less tax of $5)	–	–	–	33	–	33	–	33
Less: Reclassification adjustment for gains included in net earnings (less tax of $3)	–	–	–	(22)	–	(22)	–	(22)

Total comprehensive income								2,289
Adoption of FIN 48 (Note 2)	–	–	(94)	–	–	(94)	–	(94)
BALANCE, DECEMBER 31, 2007	494	6,755	4,375	(471)	2,481	8,672	228	8,900
Issuance of stock for various plans, net	–	(34)	–	–	(143)	109	–	109
Repurchase of stock	–	–	–	–	47	(47)	–	(47)
Retirement of treasury stock	(60)	(876)	(1,231)	–	(2,167)	–	–	–
Cash dividends – Common Stock	–	–	(432)	–	–	(432)	–	(432)
Dividends paid to noncontrolling interests by subsidiary	–	–	–	–	–	–	(10)	(10)
Noncontrolling interests of acquired entities	–	–	–	–	–	–	9	9
Comprehensive income (loss):
Net earnings (loss)	–	–	(1,282)	–	–	(1,282)	3	(1,279)
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $58)	–	–	–	82	–	82	–	82
Pension and postretirement liability adjustments:
U.S. plans (less tax of $1,128)	–	–	–	(1,857)	–	(1,857)	–	(1,857)
Non-U.S. plans (less tax of $1)	–	–	–	(26)	–	(26)	–	(26)
Change in cumulative foreign currency translation adjustment	–	–	–	(889)	–	(889)	2	(887)
Net losses on cash flow hedging derivatives:
Net losses arising during the period (less tax of $61)	–	–	–	(106)	–	(106)	–	(106)
Less: Reclassification adjustment for gains included in net earnings (less tax of $16)	–	–	–	(55)	–	(55)	–	(55)

Total comprehensive income								(4,128)

The accompanying notes are an integral part of these financial statements.

International Paper Company

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY—(Continued)

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE, DECEMBER 31, 2008	434	5,845	1,430	(3,322)	218	4,169	232	4,401
Issuance of stock for various plans, net	3	(42)	–	–	(139)	100	–	100
Repurchase of stock	–	–	–	–	10	(10)	–	(10)
Cash dividends – Common Stock	–	–	(144)	–	–	(144)	–	(144)
Dividends paid to noncontrolling interests by subsidiary	–	–	–	–	–	–	(17)	(17)
Noncontrolling interests of acquired entities	–	–	–	–	–	–	(1)	(1)
Comprehensive income (loss):
Net earnings (loss)	–	–	663	–	–	663	18	681
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $75)	–	–	–	109	–	109	–	109
Pension and postretirement liability adjustments:
U.S. plans (less tax of $259)	–	–	–	351	–	351	–	351
Non-U.S. plans (less tax of $3)	–	–	–	19	–	19	–	19
Change in cumulative foreign currency translation adjustment	–	–	–	672	–	672	–	672
Net gains on cash flow hedging derivatives:
Net gains arising during the period (less tax of $17)	–	–	–	40	–	40	–	40
Plus: Reclassification adjustment for losses included in net earnings (less tax of $41)	–	–	–	54	–	54	–	54

Total comprehensive income								1,926
BALANCE, DECEMBER 31, 2009	$437	$5,803	$1,949	$(2,077)	$89	$6,023	$232	$6,255

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

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. All significant intercompany balances and transactions are eliminated.

International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis.

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ earnings totaled a loss of $49 million and earnings of $49 million in 2009 and 2008, respectively.

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

ALTERNATIVE FUEL MIXTURE CREDITS – COST OF PRODUCTS SOLD

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. As these credits represent a reduction of energy costs at the Company’s U.S. manufacturing facilities, the credits are included as a reduction of Cost of products sold in the accompanying consolidated statement of operations. See Alternative Fuel Mixture Credits in Note 5 for a further discussion of these credits.

SHIPPING AND HANDLING COSTS

Shipping and handling costs, such as freight to our customers’ destinations, are included in distribution expenses in the consolidated statement of operations. When shipping and handling costs are included in the sales price charged for our products, they are recognized in net sales.

ANNUAL MAINTENANCE COSTS

Costs for repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting.

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

FORESTLANDS

At December 31, 2009, International Paper and its subsidiaries owned or managed about 200,000 acres of forestlands in the United States, approximately 250,000 acres in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, measured by comparing their net book value to the undiscounted projected future cash flows generated by their use. Impaired assets are recorded at their estimated fair value (see Note 7).

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

STOCK-BASED COMPENSATION

Compensation costs resulting from all stock-based compensation transactions are measured and recorded in the consolidated financial statements based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

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

ASSET RETIREMENT OBLIGATIONS

A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper’s asset retirement obligations principally relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures.

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

NOTE 2 RECENT ACCOUNTING DEVELOPMENTS

ACCOUNTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in Accounting Standards Codification (ASC) 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on January 1, 2009. The application of the requirements of this guidance had no effect on accompanying consolidated financial statements.

ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009 (calendar year 2009), and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In September 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,”

which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

VARIABLE INTEREST ENTITIES

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidation.” This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

TRANSFERS OF FINANCIAL ASSETS

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in ASC 860, “Transfers and Servicing.” This guidance eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

OTHER-THAN-TEMPORARY IMPAIRMENT FOR DEBT SECURITIES

In April 2009, the FASB issued new guidance under ASC 320, “Investments–Debt and Equity Securities,” which provides a new other-than-temporary impairment model for debt securities. This guidance was effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

ASSET TRANSFERS, VARIABLE INTEREST ENTITIES AND QUALIFYING SPECIAL PURPOSE ENTITIES

In December 2008, the FASB issued new guidance under ASC 860, “Transfers and Servicing” which requires public companies to provide additional disclosures about transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

INTANGIBLE ASSETS

In April 2008, the FASB issued new guidance under ASC 350, “Intangibles–Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

BUSINESS COMBINATIONS

In December 2007, the FASB issued new guidance under ASC 805, “Business Combinations,” which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (calendar year 2009). The Company included the provisions of this guidance in the preparation of the accompanying consolidated financial statements.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued guidance under ASC 825, “Financial Instruments,” which permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The guidance establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting guidance. This guidance was effective January 1,

2008. The Company elected not to apply the fair value option to any of its financial assets or liabilities.

EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

In December 2008, the FASB issued new guidance under ASC 715, “Compensation–Retirement Benefits,” to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009 (calendar year 2009). The Company included the provisions of this guidance in the preparation of the accompanying consolidated financial statements.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest level being quoted prices in active markets.

In February 2008, the FASB issued new guidance under ASC 820 which delayed the effective date for fair value measurement and disclosure for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 (calendar year 2009). The Company partially adopted the provisions of this guidance with respect to its financial assets and liabilities that are measured at fair value effective January 1, 2008 (see Note 14). The Company included the remaining provisions of this guidance in the preparation of the accompanying consolidated financial statements.

In October 2008, the FASB issued new guidance under ASC 820 which clarifies the application of fair value measurement and disclosure in cases where the market for the asset is not active. This guidance was effective upon issuance. The Company considered the guidance in the preparation of the accompanying consolidated financial statements.

In April 2009, the FASB issued additional guidance under ASC 820 which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued guidance under ASC 740, “Income Taxes” (formerly FIN 48). This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns. Specifically, the financial statement effects of a tax position may be recognized only when it is determined that it is “more likely than not” that, based on its technical merits, the tax position will be sustained upon examination by the relevant tax authority. The amount recognized shall be measured as the largest amount of tax benefits that exceed a 50% probability of being recognized. This guidance also expands income tax disclosure requirements. International Paper applied the provisions of this guidance beginning in the first quarter of 2007. The adoption of this guidance resulted in a charge to the beginning balance of retained earnings of $94 million at the date of adoption.

NOTE 3 INDUSTRY SEGMENT INFORMATION

Financial information by industry segment and geographic area for 2009, 2008 and 2007 is presented on pages 47 and 48. Effective January 1, 2008, the Company changed its method of allocating corporate overhead expenses to its business segments to increase the expense amounts allocated to these businesses in reports reviewed by its chief executive officer to facilitate performance comparisons with other companies. Accordingly, the Company has revised its presentation of industry segment operating profit to reflect this change in allocation method, and has adjusted all comparative prior period information on this basis.

NOTE 4 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

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

A reconciliation of the amounts included in the computation of basic earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions except per share amounts	2009	2008	2007
Earnings (loss) from continuing operations	$663	$(1,269)	$1,215
Effect of dilutive securities (a)	–	–	–
Earnings (loss) from continuing operations – assuming dilution	$663	$(1,269)	$1,215
Average common shares outstanding	425.3	421.0	428.9
Effect of dilutive securities Restricted performance share plan (a)	2.7	–	3.7
Stock options (b)	–	–	0.4
Average common shares outstanding – assuming dilution	428.0	421.0	433.0
Basic earnings (loss) per common share from continuing operations	$1.56	$(3.02)	$2.83
Diluted earnings (loss) per common share from continuing operations	$1.55	$(3.02)	$2.81

(a)	Securities are not included in the table in periods when antidilutive.
(b)

Options to purchase 22.2 million, 25.1 million and 17.5 million shares for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 5 RESTRUCTURING AND OTHER CHARGES

This footnote discusses restructuring and other charges recorded for each of the three years included in the period ended December 31, 2009. It includes a summary of activity for each year, a rollforward associated with severance and other cash costs arising in each year, and tables presenting details of the 2009, 2008 and 2007 organizational restructuring programs.

RESTRUCTURING AND OTHER CHARGES

2009: During 2009, total restructuring and other charges of $1.4 billion before taxes ($853 million after taxes) were recorded. These charges included:

•	a $148 million charge before taxes ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction initiative,

•	a $185 million charge before taxes ($113 million after taxes) for costs related to the early extinguishment of debt (see Notes 13 and 14),

•	a $469 million charge before taxes ($286 million after taxes) for closure costs related to the Company’s containerboard mill in Albany, Oregon,

•

a $290 million charge before taxes ($177 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (additional charges of approximately $320 million before taxes will be incurred prior to final closure),

•	a $102 million charge before taxes ($62 million after taxes) for closure costs related to the Company’s containerboard mill in Pineville, Louisiana,

•	an $82 million charge before taxes ($50 million after taxes) for costs related to the permanent shut down of a paper machine at the Company’s Valliant, Oklahoma containerboard mill,

•	a $31 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France,

•	a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, and

•	a $23 million charge before taxes ($14 million after taxes) for other items.

The following table presents a detail of the $1.4 billion restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Industrial Packaing	$–		$15	(a)	$7	(a)	$662	(a,b)	$684
Printing Papers	29	(c,d)	4	(d)	1	(d)	223	(e)	257
Consumer Packaging	2	(f)	1	(f)	2	(f)	69	(f,g)	74
Distribution	–		–		–		5		5
Corporate	52		59		141		81		333
Total	$83		$79		$151		$1,040		$1,353

(a)	Includes $19 million of severance charges and $12 million of other charges related to the shutdown of the Etienne mill in France.
(b)

Includes $82 million of accelerated depreciation and other noncash charges, $9 million of severance charges, $10 million of environmental charges and $1 million of other charges related to the shutdown of the Pineville, Louisiana mill; $438 million of accelerated depreciation and other noncash charges, $21 million of severance charges and benefit costs, $9 million of environmental charges and $1 million of other charges related to the shutdown of the Albany, Oregon mill; and $81 million of accelerated depreciation and other noncash charges and $1 million of other charges related to the shutdown of a paper machine at the Valliant, Oklahoma mill.

(c)	Includes $17 million of severance charges and $6 million of other charges related to the shutdown of the Inverurie mill in Scotland.
(d)

Includes $5 million of severance charges and $3 million of other charges related to the shutdown of the Franklin, Virginia lumber mill, sheet converting plant and converting innovations center and $3 million of charges related to the shutdown of the Bastrop, Louisiana mill.

(e)	Includes $199 million of accelerated depreciation and other noncash charges, $23 million of severance charges and $1 million of other charges related to the shutdown of the Franklin, Virginia mill.
(f)	Includes $2 million of accelerated depreciation charges, $2 million of severance charges and $3 million of other charges related to the reorganization of the Company’s Shorewood operations.
(g)

Includes $59 million of accelerated depreciation charges and other noncash charges, $7 million of severance charges and $1 million of other charges related to the shutdown of the Franklin, Virginia mill.

Included in the $1.4 billion of organizational restructuring and other charges is $166 million of severance charges and $85 million of related benefits.

The following table presents a rollforward of the severance and other costs for approximately 3,175 employees included in the 2009 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2009)	$74
Additions (second quarter 2009)	48
Additions (third quarter 2009)	45
Additions (fourth quarter 2009)	84
2009 activity
Cash charges	(82)
Pension and postretirement termination benefits	(85)
Balance, December 31, 2009	$84

As of December 31, 2009 1,833 employees had left the Company under these programs.

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

Included in the $370 million of organizational restructuring and other charges is $38 million of severance charges and $15 million of related benefits for approximately 1,675 employees related to the Company’s 2008 overhead cost reduction initiative. As of December 31, 2009, all of these employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2008 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2008)	$7
Additions (second quarter 2008)	11
Additions (third quarter 2008)	5
Additions (fourth quarter 2008)	97
2008 activity
Cash charges	(24)
2009 activity
Cash charges	(96)
Balance, December 31, 2009	$–

2007: During 2007, total restructuring and other charges of $95 million before taxes ($59 million after taxes) were recorded. These charges included:

•	a $30 million charge before taxes ($19 million after taxes) for organizational restructuring programs, principally associated with the Company’s 2006 Transformation Plan,

•	a $27 million charge before taxes ($17 million after taxes) for the accelerated depreciation of long-lived assets being removed from service,

•	a $33 million charge before taxes ($21 million after taxes) for accelerated depreciation charges for the Terre Haute mill which was shut down as part of the Company’s 2006 Transformation Plan,

•	a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with the Terre Haute mill,

•	a $4 million charge before taxes ($2 million after taxes) related to the restructuring of the Company’s Brazil operations, and

•	a pre-tax gain of $9 million ($6 million after taxes) for an Ohio Commercial Activity tax adjustment.

The following table presents a detail of the $95 million of restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Printing Papers	$14	(a)	$12	(a)	$4		$11	(a)	$41
Industrial Packaging	–		12	(b)	37	(b)	7		56
Forest Products	–		–		1		1		2
Corporate	4		2		–		(10)		(4)
Total	$18		$26		$42		$9		$95

(a)	Includes $12 million, $11 million and $4 million in the 2007 first, second and fourth quarters, respectively, of accelerated depreciation charges related to equipment being removed from service.
(b)

Includes $6 million in the 2007 second quarter and $27 million in the 2007 third quarter of accelerated depreciation charges related to the closure of the Terre Haute, Indiana mill, and $10 million in the third quarter for Terre Haute environmental expenses.

Included in the $30 million of organizational restructuring and other charges is $18 million of severance charges for 449 employees related to the

Company’s 2006 Transformation Plan. As of December 31, 2008, all 449 employees had been terminated.

The following table presents a roll forward of the severance and other costs included in the 2007 restructuring plans:

In millions	Severance and Other
Opening balance (recorded first quarter 2007)	$6
Additions (second quarter 2007)	9
Additions (third quarter 2007)	4
Additions (fourth quarter 2007)	11
2007 activity
Cash charges	(23)
2008 activity
Cash charges	(7)
Balance, December 31, 2008	$–

ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. For the year ended December 31, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 through October 25, 2009 totaling approximately $1.7 billion, all of which had been received in cash at December 31, 2009 and included in the calculation of U.S. federal taxable income. Additionally, the Company has recorded $379 million of alternative fuel mixture credits as a reduction of income taxes payable at December 31, 2009. The Company records these credits using the accrual method of accounting based on the estimated eligible volumes reflected in its filed claims. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $2.1 billion for the year ended December 31, 2009 in Cost of products sold ($1.4 billion after taxes), representing eligible alternative fuel mixture credits earned through December 31, 2009, when the credit expired.

NOTE 6 ACQUISITIONS, EXCHANGES AND JOINT VENTURES

ACQUISITIONS

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

In millions
Cash and temporary investments	$2
Accounts and notes receivable, net	655
Inventory	568
Other current assets	11
Plants, properties and equipment, net	4,816
Goodwill	445
Other intangible assets	65
Deferred charges and other assets	63
Total assets acquired	6,625
Accounts payable and accrued liabilities	463
Other liabilities	85
Total liabilities assumed	548
Net assets acquired	$6,077

The identifiable intangible assets acquired in connection with the CBPR acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Tradenames	$8	4 - 12 years
Patented technology	15	4 - 12 years
Proprietary software	16	4 - 5 years
Power agreements	20	1 - 7 years
Water rights	6	Indefinite
Total	$65

In connection with the purchase price allocation, inventories were written up by approximately $39 million before taxes ($24 million after taxes) to their estimated fair value. As the related inventories were sold during the 2008 third quarter, this amount was included in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the years ended 2009 and 2008 included $87 million in charges before taxes ($54 million after taxes) and $45 million in charges before taxes ($28 million after taxes), respectively, for integration costs associated with the acquisition.

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

The following unaudited pro forma information for the years ended December 31, 2008 and 2007 presents the results of operations of International Paper as if the CBPR and Central Lewmar acquisitions, and the Luiz Antonio asset exchange, had occurred on January 1, 2007. This pro forma information does not purport to represent International Paper’s actual results of operations if the transactions described above would have occurred on January 1, 2007, nor is it necessarily indicative of future results.

In millions, except per share amounts	2008	2007
Net sales	$27,920	$27,489
Earnings (loss) from continuing operations	(1,348)	1,083
Net earnings (loss) (1)	(1,361)	1,052
Earnings (loss) from continuing operations per common share	(3.20)	2.50
Net earnings (loss) per common share(1)	(3.23)	2.43

(1)	Attributable to International Paper Company common shareholders.

JOINT VENTURES

In October 2007, International Paper and Ilim Holding S.A. announced the completion of the formation of a 50:50 joint venture to operate in Russia as Ilim Group. To form the joint venture, International Paper purchased 50% of Ilim Holding S.A. (Ilim) for approximately $620 million, including $545 million in cash and $75 million of notes payable, and contributed an additional $21 million in 2008. The Company’s investment in Ilim totaled approximately $465 million at December 31, 2009, which is approximately $190 million higher than the Company’s share of the underlying net assets of Ilim. This basis difference primarily consists of the estimated fair value write-up of Ilim plant, property and equipment of $150 million that is being amortized as a reduction of reported net income over the estimated remaining useful lives of the related assets, goodwill of $90 million and other basis differences of $50 million, including deferred taxes.

A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value uncoated paper, pulp and corrugated packaging product development. This capital expansion strategy is expected to be ini -

tiated in the second half of 2010, subject to Ilim obtaining financing sufficient to fund the project.

NOTE 7 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS

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

Revenues, earnings (loss) and earnings (loss) per share related to the Beverage Packaging, Wood Products, Brazilian Coated Papers, Kraft Papers and Weldwood of Canada Limited businesses for 2007 were as follows:

In millions, except per share amounts	2007
Revenues	$394
Loss from discontinued operations
Loss from operations	$(19)
Income tax benefit	8
Loss from operations, net of taxes	(11)
Loss on sales and impairments	(4)
Income tax expense	(32)
Loss on sales and impairments, net of taxes	(36)
Loss from discontinued operations, net of taxes	$(47)
Loss per common share from discontinued operations – assuming dilution
Loss from operations	$(0.03)
Loss on sales and impairments	(0.08)
Loss per common share from discontinued operations, net of taxes – assuming dilution	$(0.11)

FORESTLANDS

2008: During the second and third quarters of 2008, a pre-tax gain totaling $6 million ($4 million after taxes) was recorded to adjust reserves related to the Company’s 2006 Transformation Plan forestland sales.

2007: During the third quarter of 2007, a pre-tax gain of $9 million ($5 million after taxes) was recorded to reduce estimated transaction costs accrued in connection with the Company’s 2006 Transformation Plan forestland sales.

OTHER DIVESTITURES AND IMPAIRMENTS

2009: During the second quarter of 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne mill in France, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging industry segment to write down the long-lived assets of the mill to their estimated fair value.

During the fourth quarter of 2009, an $8 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging segment related to the Company’s Etienne mill in France, which was closed at the end of November 2009. In addition, a pre-tax charge of $3 million ($0 million after taxes) was recorded for other items, of which $2 million (before and after taxes) was recorded in the Industrial Packaging segment.

The net 2009 losses totaling $59 million discussed above are included in Net losses (gains) on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

During the first quarter of 2007, a $103 million pre-tax gain ($96 million after taxes) was recorded upon the completion of the sale of the Company’s Arizona Chemical business. As part of the transaction, International Paper acquired an equity interest of approximately 10% in the resulting new entity. Since the interest acquired represents significant continuing involvement in the operations of the business under accounting principles generally accepted in the United States, the operating results for Arizona Chemical have been included in continuing operations in the accompanying consolidated statement of operations through the date of sale.

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Inventories by major category were:

In millions at December 31	2009	2008
Raw materials	$307	$405
Finished pulp, paper and packaging products	1,443	1,658
Operating supplies	377	379
Other	52	53
Inventories	$2,179	$2,495

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 72% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $306 million and $313 million at December 31, 2009 and 2008, respectively.

Plants, properties and equipment by major classification were:

In millions at December 31	2009	2008
Pulp, paper and packaging facilities
Mills	$22,615	$21,819
Packaging plants	6,348	6,485
Other plants, properties and equipment	1,542	1,511
Gross cost	30,505	29,815
Less: Accumulated depreciation	17,817	15,613
Plants, properties and equipment, net	$12,688	$14,202

The gross carrying amount of Intangible Assets, excluding goodwill, was $360 million ($248 million net of accumulated amortization) and $284 million ($246 million net of accumulated amortization) at December 31, 2009 and 2008, respectively. The Company recognized amortization expense for intangible assets of approximately $34 million, $36 million and $27 million in 2009, 2008 and 2007, respectively. Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2010 – $34 million, 2011 – $31 million, 2012 – $24 million, 2013 – $20 million, 2014 – $20 million, and cumulatively thereafter – $117 million.

Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Capitalized net interest costs were $12 million, $27 million and $30 million in 2009, 2008 and 2007, respectively. Interest payments made during 2009, 2008 and 2007 were $656 million, $597 million and $452 million, respectively. Total interest expense was $702 million, $572 million and $451 million in 2009, 2008 and 2007, respectively. Interest income was $33 million, $80 million and $154 million in 2009, 2008 and 2007, respectively. Interest expense and interest income exclude approximately $117 million and $233 million in 2009 and 2008, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Equity earnings, net of taxes includes the Company’s share of earnings from its investment in Ilim Holding S.A. ($50 million of losses and $54 million of earnings for the years ended December 31, 2009 and 2008, respectively) and certain other smaller investments.

NOTE 9 GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2009 and 2008:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2009
Goodwill	$989		$2,302		$1,766	$399	$5,456
Accumulated impairment losses (a)	–		(1,765)		(1,664)	–	(3,429)
	$989		$537		$102	$399	$2,027
Reclassifications and other (b)	2		146		–	–	148
Additions/reductions	140	(c)	(25	)(d)	(1)	1	115
Balance as of December 31, 2009
Goodwill	1,131		2,423		1,765	400	5,719
Accumulated impairment losses (a)	–		(1,765)		(1,664)	–	(3,429)
Total	$1,131		$658		$101	$400	$2,290

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles—Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects purchase accounting adjustments related to the CBPR acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Distribution	Total
Balance as of January 1, 2008
Goodwill	$683		$2,469		$1,756		$394	$5,302
Accumulated impairment losses (a)	–		(426)		(1,226)		–	(1,652)
	$683		$2,043		$530		$394	$3,650
Reclassifications and other (b)	(2)		(140)		6		–	(136)
Additions/reductions	308	(c)	(27	)(d)	4	(f)	5	290
Impairment losses	–		(1,339	)(e)	(438	)(g)	–	(1,777)
Balance as of December 31, 2008
Goodwill	989		2,302		1,766		399	5,456
Accumulated impairment losses (a)	–		(1,765)		(1,664)		–	(3,429)
Total	$989		$537		$102		$399	$2,027

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles—Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)

Reflects $306 million in purchase accounting adjustments related to the CBPR acquisition, and a $2 million purchase accounting adjustment related to the Compagnie Marocaine des Cartons et des Papiers (CMCP) exchange.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.
(e)	Reflects charges related to the interim impairment testing of the U.S. Printing Papers business.
(f)	Reflects additional goodwill related to joint ventures in China.
(g)	Reflects charges related to the impairment testing of the U.S. and European Coated Paperboard businesses.

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

No goodwill impairment charges were recorded in 2009 or 2007.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were:

In millions	2009	2008	2007
Earnings (loss)
U.S.	$905	$(1,365)	$801
Non-U.S.	294	212	853
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,199	$(1,153)	$1,654

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2009	2008	2007
Current tax provision (benefit)
U.S. federal	$228	$159	$67
U.S. state and local	7	(2)	20
Non-U.S.	74	86	96
	$309	$243	$183
Deferred tax provision (benefit)
U.S. federal	$(63)	$(26)	$163
U.S. state and local	41	(16)	(17)
Non-U.S.	182	(39)	86
	$160	$(81)	$232
Income tax provision	$469	$162	$415

The Company’s deferred income tax provision (benefit) includes a $1 million provision, a $14 million provision and a $2 million provision for 2009, 2008 and 2007, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $97 million, $131 million and $328 million in 2009, 2008 and 2007, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax provision follows:

In millions	2009	2008	2007
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,199	$(1,153)	$1,654
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	420	(404)	579
State and local income taxes	32	(12)	2
Tax rate and permanent differences on non-U.S. earnings	162	(30)	(124)
Net U.S. tax on non-U.S. dividends	11	46	13
Tax benefit on export sales and manufacturing activities	(2)	(13)	(3)
Non-deductible business expenses	7	4	5
Sales of non-strategic assets and goodwill impairments	–	622	9
Retirement plan dividends	(2)	(3)	(6)
Alternative fuel mixture credits	(133)	–	–
Tax credits	(11)	(22)	(10)
Medicare subsidy	(7)	(8)	(8)
Tax audits	(16)	(4)	(36)
Other, net	8	(14)	(6)
Income tax provision	$469	$162	$415
Effective income tax rate	39%	(14)%	25%

The tax effects of significant temporary differences, representing deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows:

In millions	2009	2008
Deferred tax assets:
Postretirement benefit accruals	$301	$376
Pension obligations	1,104	1,275
Alternative minimum and other tax credits	192	398
Net operating loss carryforwards	534	604
Compensation reserves	238	176
Legal reserves	1	16
Other	264	286
Gross deferred tax assets	2,634	3,131
Less: valuation allowance	(346)	(72)
Net deferred tax assets	$2,288	$3,059
Deferred tax liabilities:
Plants, properties and equipment	$(2,099)	$(2,317)
Forestlands and related installment sales	(2,045)	(1,990)
Gross deferred tax liabilities	$(4,144)	$(4,307)
Net deferred tax liability	$(1,856)	$(1,248)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The decrease in 2009 in deferred tax assets principally relates to the tax impact of changes in recorded qualified pension liabilities, minimum tax credit utilization and an increase in the valuation allowance. The decrease in deferred income tax liabilities principally relates to less tax depreciation taken on the Company’s assets purchased in 2009.

The valuation allowance for deferred tax assets as of December 31, 2008 was $72 million. The net change in the total valuation allowance for the year ended December 31, 2009, was an increase of $274 million. The increase of $274 million consists primarily of: (1) $211 million related to the Company’s French operations, including a valuation allowance of $55 million against net deferred tax assets from current year operations and $156 million recorded in the second quarter of 2009 for the establishment of a valuation allowance against previously recorded deferred tax assets, (2) $10 million for net deferred tax assets arising from the Company’s United Kingdom current year operations, and (3) $47 million related to a reduction of previously recorded U.S. state deferred tax assets, including $15 million recorded in the fourth quarter of 2009 for Louisiana recycling credits. The effect on the Company’s effective tax rate of the aforementioned $211 million and $10 million is included in the line item “Tax rate and permanent differences on non-U.S. earnings.”

International Paper adopted the provisions of new guidance under ASC 740, “Income Taxes,” on January 1, 2007 related to uncertain tax positions. As a result of the implementation of this new guidance, the Company recorded a charge to the beginning balance of retained earnings of $94 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ending December 31, 2009 and 2008 is as follows:

In millions	2009	2008	2007
Balance at January 1	$(435)	$(794)	(919)
Additions based on tax positions related to current year	(28)	(14)	(12)
Additions for tax positions of prior years	(82)	(66)	(30)
Reductions for tax positions of prior years	72	67	74
Settlements	174	352	112
Expiration of statutes of limitations	2	3	5
Currency translation adjustment	(11)	17	(24)
Balance at December 31	$(308)	$(435)	$(794)

Included in the balance at December 31, 2009 and 2008 are $56 million and $9 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $95 million and $74 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2009 and 2008, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2009 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service regarding the examination of tax years 2006 and 2007. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $125 million during the next twelve months. During 2009, unrecognized tax benefits decreased by $127 million. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

The Company’s 2009 income tax provision of $469 million included $279 million related to special items and other charges, consisting of a $534 million tax benefit related to restructuring and other charges, a $650 million tax expense for the alternative fuel mixture credit, and $163 million of tax-related adjustments including a $156 million tax expense to establish a valuation allowance for net operating loss carryforwards in France, a $26 million tax benefit for the effective settlement of federal tax audits, a $15 million tax expense to establish a valuation allowance for Louisiana recycling credits, and $18 million of other income tax adjustments. Excluding the impact of special items, the tax provision was

$190 million, or 30% of pre-tax earnings before equity earnings.

During the 2009 second quarter, in connection with the evaluation of the Company’s Etienne mill in France, the Company determined that the future realization of previously recorded deferred tax assets in France, including net operating loss carryforwards, no longer met the “more likely than not” standard for asset recognition. Accordingly, a charge of $156 million, before and after taxes, was recorded to establish a valuation allowance for 100% of these assets. Additionally in 2009, as a result of agreements on the 2004 and 2005 U.S. federal income tax audits, and related state income tax effects, a $26 million credit was recorded.

The 2008 income tax provision of $162 million included a $207 million benefit related to special items which included a $175 million tax benefit related to restructuring and other charges, a $23 million tax benefit for the impairment of certain non-U.S. assets, a $29 million tax expense for U.S. taxes on a gain in the Company’s Ilim joint venture, a $40 million tax benefit related to the restructuring of the Company’s international operations, and $2 million of other expense. Excluding the impact of special items, the tax provision was $369 million, or 31.5% of pre-tax earnings before equity earnings.

The Company recorded an income tax provision for 2007 of $415 million, including a $41 million benefit related to the effective settlement of tax audits, and $8 million of other tax benefits. Excluding the impact of special items, the tax provision was $423 million, or 30% of pre-tax earnings before equity earnings.

International Paper has U.S. federal and non-U.S. net operating loss carryforwards of approximately $452 million that expire as follows: 2010 through 2019 –$8 million, years 2020 through 2029 – $29 million and indefinite carryforwards of $415 million. International Paper has tax benefits from net operating loss carryforwards for state taxing jurisdictions of approximately $204 million that expire as follows: 2010 through 2019 – $75 million and 2020 through 2029 – $129 million. International Paper also has approximately $273 million of U.S. federal, non-U.S. and state tax credit carryforwards that expire as follows: 2010 through 2019 – $54 million, 2020 through 2029 – $32 million, and indefinite carryforwards – $187 million. Further, International Paper has $2 million of state capital loss carryforwards that expire in 2010 through 2019.

Deferred income taxes are not provided for temporary differences of approximately $3.5 billion, $2.6 billion and $3.7 billion as of December 31, 2009, 2008 and 2007, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements.

Unconditional purchase obligations have been entered into in the ordinary course of business, principally for capital projects and the purchase of certain pulpwood, logs, wood chips, raw materials, energy and services, including fiber supply agreements to purchase pulpwood that were entered into concurrently with the Company’s 2006 Transformation Plan forestland sales.

At December 31, 2009, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2010	2011	2012	2013	2014	Thereafter
Lease obligations	$177	$148	$124	$96	$79	$184
Purchase obligations (a)	2,262	657	623	556	532	3,729
Total	$2,439	$805	$747	$652	$611	$3,913

(a)	Includes $2.8 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales.

Rent expense was $216 million, $205 million and $168 million for 2009, 2008 and 2007, respectively.

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

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company resolved five of the eight pending lawsuits arising from this matter and believes that it has adequate insurance to resolve remaining matters. The Company believes that the settlement of these lawsuits will not have a material adverse effect on its consolidated financial statements.

During the 2009 third quarter, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study for this site. The EPA has indicated that it intends to select a proposed remedial action alternative from those identified in the study and present this proposal for public comment. Since it is not currently possible to determine the final remedial action that will be required, the Company has accrued, as of December 31, 2009, an estimate of the minimum costs that could be required for this site. When the remediation plan is finalized by the EPA, it is possible that the remediation costs could be significantly higher than amounts currently recorded.

EXTERIOR SIDING AND ROOFING LITIGATION

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

The following table presents an analysis of total reserve activity related to the Hardboard, Omniwood and Woodruf settlements for the years ended December 31, 2009, 2008 and 2007:

In millions	Total
Balance, December 31, 2006	$124
Payments	(78)
Balance, December 31, 2007	46
Additional provision	82
Payments	(87)
Balance, December 31, 2008	41
Payments	(38)
Balance, December 31, 2009	$3

The Company believes that the aggregate reserve balance remaining at December 31, 2009 is adequate to cover the final settlement of remaining claims.

SUMMARY

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to contracts, sales of property, intellectual property, environmental and safety matters, tax, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 12 VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the 2006 fourth quarter, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these entities and did not provide financial or other support during 2009, 2008 or 2007 that was not previously contractually required. Based on an analysis of these entities under guidance that considers the potential magnitude of the variability in the structure and which party bears a majority of the gains or losses, International Paper determined that it is not the primary beneficiary of these entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structure comes from changes in the value of the Timber Notes. The credit quality of the Timber Notes are enhanced by irrevocable letters of credit which are 100% cash collateralized to loss as a result of its involvement with the structure.

Also during 2006, the Borrower entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Borrower and Investor entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the entities against $5.1 billion of International Paper debt obligations held by these entities at December 31, 2009 and 2008. Remaining borrowings of $144 million and $154 million for 2009 and 2008, respectively, are included in floating rate notes due 2010 – 2016 in the summary of long-term debt in Note 13. Additional debt related to the above transaction of $46 million and $48 million is included in commercial paper and bank notes in the summary of long-term debt in Note 13 for 2009 and 2008, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper does not consolidate the entities because it is not the primary beneficiary of the entities. At December 31, 2009, International Paper’s $547 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. Other outstanding debt related to the above transactions of $465 million and $458 million is included in floating rate notes due 2010 – 2016, and $7 million and $18 million is included in commercial paper and bank notes in the summary of long-term debt in Note 13 for 2009 and 2008, respectively.

PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2009, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $6 million, $10 million and $13 million in 2009, 2008 and 2007, respectively. The expense related to these preferred securities is shown in Net earnings attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 DEBT AND LINES OF CREDIT

In December 2009, International Paper issued $750 million of 7.3% senior unsecured notes with a maturity date in November 2039. The proceeds from this borrowing, along with available cash, were used to repay the remaining $1 billion of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. During 2009, additional repayments related to this debt totaled approximately $1.4 billion.

Also during the fourth quarter, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, repaid $214 million of notes with an interest rate of LIBOR plus a margin of 40 basis points and an original maturity in 2010. Other debt activity in the fourth quarter of 2009 included the repayment of approximately $235 million of notes with interest rates ranging from 4.0% to 9.375% and original maturities from 2009 to 2038.

Pre-tax early debt retirement costs of $36 million related to fourth-quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In August 2009, International Paper issued $1 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026.

Pre-tax early debt retirement costs of $118 million related to third-quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also during the second quarter, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint venture that matured during the quarter. Pre-tax early debt retirement costs of $46 million related to second quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, Luxembourg borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of the end of the third quarter of 2009, the $468 million loan was repaid. Other debt activity in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

In August 2008, International Paper borrowed $2.5 billion of long-term debt with an initial interest rate of LIBOR plus a margin of 162.5 basis points and an original maturity in August 2013. The margin varied depending upon the credit rating of the Company. Debt issuance costs of approximately $50 million related to this borrowing were recorded in Deferred charges and other assets in the accompanying consolidated balance sheet and were being amortized until the debt was repaid in 2009. Also, in August 2008, International Paper borrowed approximately $395 million under its receivables securitization program. These funds, together with the $3 billion from unsecured senior notes borrowed in the second quarter discussed below and other available cash, were used for the CBPR business acquisition in August 2008. As of December 2008, all of the borrowings under the receivables securitization program were repaid.

Also in the third quarter of 2008, the Company repaid $125 million of the $2.5 billion long-term debt discussed above, and repurchased $63.5 million of notes with interest rates ranging from 4.25% to 8.7% and original maturities from 2009 to 2038.

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

A summary of long-term debt follows:

In millions at December 31	2009	2008
8.7% to 10% notes - due 2038	$280	$298
9 3/8% note due 2019	939	–
9.25% debentures - due 2011	9	44
7.95% debentures - due 2018	1,653	1,700
7.5% notes - due 2021	999	–
7.4% debentures - due 2014	309	998
7.3% notes due 2039	748	–
6 7/8% notes - due 2023 - 2029	130	130
6.65% to 6.75% notes - due 2011	36	199
6.4% to 7.75% debentures due 2025 - 2027	158	258
5.85% notes - due 2012	38	249
5.25% to 5.5% notes - due 2014 - 2016	732	832
5 1/8% debentures	–	121
3.8% to 4.25% notes	–	776
Medium-term notes (a)	–	30
Floating rate notes - due 2010 - 2016 (b)	637	3,897
Environmental and industrial development bonds - due 2010 - 2033 (c)	1,992	1,947
Commercial paper and bank notes (d)	224	260
Other (e)	149	335
Total (f)	9,033	12,074
Less: current maturities	304	828
Long-term debt	$8,729	$11,246

(a)	The weighted average interest rate on these notes was 8.1% in 2008.
(b)	The weighted average interest rate on these notes was 2.0% in 2009 and 3.9% in 2008.
(c)	The weighted average interest rate on these bonds was 5.6% in 2009 and 5.5% in 2008.
(d)	The weighted average interest rate was 4.1% in 2009 and 5.3% in 2008. Includes $161 million at December 31, 2009 and $165 million at December 31, 2008 related to non-U.S. denominated borrowings with a weighted average interest rate of 4.8% in 2009 and 6.2% in 2008.
(e)

Includes a loss of $18 million at December 31, 2009 and a gain of $24 million at December 31, 2008, related to interest rate swaps treated as fair value hedges. Also, $80 million at December 31, 2009 and $125 million at December 31, 2008, related to the unamortized gain on interest rate swap unwinds (see Note 14).

(f)	The fair market value was approximately $9.7 billion at December 31, 2009 and $10.4 billion at December 31, 2008.

In addition to the long-term debt obligations shown above, International Paper has $5.7 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $519 million due in 2010, $28 million due 2011 and $5.1 billion due in 2016, for which International Paper has, and intends to affect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, as allowed under ASC 210, International Paper has offset the $5.7 billion of debt obligations with $5.7 billion of Class B interests in these entities as of December 31, 2009 (see Note 12).

Total maturities of long-term debt over the next five years are 2010 – $304 million; 2011 – $574 million; 2012 – $199 million; 2013 – $131 million; and 2014 – $562 million. At December 31, 2009 and 2008, International Paper classified $450 million and $796 million, respectively, of commercial paper and bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2009, International Paper’s contractually committed bank credit agreements totaled $2.5 billion. The agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. In November 2009, International Paper replaced its $1.5 billion revolving bank credit agreement that was due to expire March 2011 with a new $1.5 billion fully committed revolving bank credit agreement that expires November 2012 and has a facility fee of 0.50% payable quarterly. These agreements also include up to $1.0 billion of available commercial paper-based financings ($816 million as of December 31, 2009) under a receivables securitization program that was scheduled to expire in January 2010 with a facility fee of

0.75%. At December 31, 2009, there were no borrowings under either the bank credit agreements or receivables securitization program.

On January 13, 2010, the Company amended the receivables securitization program to, among other things, extend the maturity date from January 2010 to January 2011. The amended agreement has a facility fee of 0.50% payable monthly.

At December 31, 2009, outstanding debt included approximately $224 million of commercial paper and bank notes with interest rates that fluctuate based on market conditions and the Company’s credit rating.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2009, the Company held long-term credit ratings of BBB (negative outlook) and Baa3 (negative outlook) and short-term credit ratings of A-3 and P-3 by S&P and Moody’s, respectively.

NOTE 14 DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For transactions that meet the hedge accounting criteria, International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Deferred charges and other assets, Other accrued liabilities or Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Accumulated other comprehensive income (AOCI) for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized currently in earnings together with changes in the fair value of any derivatives not designated as hedges.

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized in earnings to offset the remeasurement of the related assets and liabilities, totaled a loss of approximately $50 million and $30 million for the years ended December 31, 2009 and 2008, respectively, and a gain of $20 million for the year ended December 31, 2007. As of December 31, 2009 and 2008, outstanding undesignated foreign exchange contracts included the following:

In millions	December 31, 2009	December 31, 2008
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / European euro	108	618
U.S. dollar / Swiss franc	–	68
European euro / Great British pounds	29	58
European euro / Polish zloty	39	5
European euro/ U.S. dollar	9	65
South Korean won/ U.S. dollar	3,629	–
Chinese renminbi/ U.S. dollar	–	62
Russian ruble/ U.S. dollar	–	570

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed rate debt. At December 31, 2009 and December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $1.1 billion and $484 million, respectively.

In the fourth quarter of 2009, the Company entered into various fixed-to-floating interest rate swap agreements with a notional amount of approximately $1 billion to hedge existing debt. The interest rate swaps were effective December 2009 and mature within a range of five to ten years. Also in August of 2009, the Company entered into a fixed-to-floating interest rate swap agreement with a notional value of $100 million. The interest rate swap was effective August 2009 and matures April 2015. These interest rate swaps were designated as fully effective fair value hedges of the benchmark interest rate under ASC 815. Subsequently in January 2010, approximately $700 million of these fixed-to-floating interest rate swaps were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

Also in the third quarter of 2009, in connection with various early debt retirements, interest rate swap hedges with a notional value of $520 million, including $500 million of swaps issued in the second quarter, were terminated or undesignated as an effective fair value hedge resulting in a gain of approximately $9 million. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

During 2009, an interest rate swap agreement designated as a fair value hedge with a notional value of $100 million was terminated, resulting in a gain of $11 million that was deferred and recorded in Long-term debt. This gain will be amortized as an adjustment of interest expense over the life of the underlying debt through 2016. Also, previously deferred gains of $40 million related to earlier swap terminations were recognized in earnings in connection with early debt retirements. These gains are included in Restructuring and other charges in the accompanying consolidated statement of operations.

During 2008, interest rate contracts designated as fair value hedges with a notional value of $1.8 billion were terminated, including $41 million that related to early debt retirements, resulting in a $1 million gain that was recorded in earnings. Gains totaling $127 million not related to early debt retirements were recorded in Long-term debt and are being amortized as an adjustment of interest expense over the life of the underlying debt through June 2018.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the hedge instruments are reclassified out of AOCI to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable.

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At December 31, 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges. At December 31, 2008, the outstanding notional amounts of interest rate swap agreements that qualified as cash flow hedges were approximately $1 billion.

In September 2009, the Company undesignated the $1 billion of interest rate swaps that qualified as cash flow hedges and entered into an offsetting $1 billion fixed-to-floating interest rate swap with a maturity date in September 2010 to minimize the earnings exposure from the undesignated swaps. Subsequently in December 2009 in connection with early debt retirements, a $24 million loss related to the fair value of these swaps was reclassified from Accumulated other comprehensive loss and included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also, in the third quarter of 2009, in connection with various early debt retirements, unamortized deferred losses of approximately $10 million related to earlier swap terminations were reclassified from AOCI and included in Restructuring and other charges in the accompanying consolidated statement of operations.

In the second quarter of 2008, the Company entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing against the $3 billion committed bank credit agreement for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008. These forward-starting interest rate swaps were designated as cash flow hedges of the benchmark interest rate of future interest payments related to any borrowings under the bank credit agreement. In the fourth quarter of 2008, interest rate swap agreements designated as cash flow hedges with a notional value of $550 million were terminated. These terminations were not in connection with early debt retirements. The resulting loss of approximately $17 million was recorded in AOCI to be amortized as an adjustment of interest expense over the life of the underlying debt. As of December 31, 2009, these interest rate swaps designated as cash flow hedges were undesignated and the related deferred loss was recognized in earnings as stated above.

In the fourth quarter of 2009, the Company entered into treasury rate lock agreements to fix interest rates on an anticipated issuance of debt. Upon issuance of the debt later in the quarter, these agreements generated a pre-tax loss of $3 million that was recorded in AOCI. This amount is being amortized to interest expense over the term of the bonds through August 2039, yielding an effective interest rate of 7.3%.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At December 31, 2009, the hedged volumes of these energy contracts totaled nine hundred thousand barrels of fuel oil and 21 million MMBTUs (Million British Thermal Units) of natural gas. At December 31, 2008, the hedged volumes totaled one million barrels of fuel oil and 21 million MMBTUs of natural gas. These contracts had maturities of three years or less as of December 31, 2009. Deferred losses totaling $10 million after taxes at December 31, 2009 are expected to be recognized through earnings within the next 12 months.

Foreign Currency Risk

Foreign exchange contracts (including forward, swap and purchase option contracts) are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies, to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At December 31, 2009, these contracts have maturities of three years or less. Deferred gains of $20 million after taxes at December 31, 2009 are expected to be recognized through earnings within the next 12 months. As of December 31, 2009 and December 31, 2008, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

In millions	December 31, 2009	December 31, 2008
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	11	21
U.S. dollar / Brazilian real	265	166
British pounds / Brazilian real	12	–
European euro / Polish zloty	164	96

Fair Value Measurements

International Paper’s financial assets and liabilities that are recorded at fair value consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. For these financial instruments, fair value is determined at each balance sheet date using an income approach based on a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date, such as prevailing interest rates and foreign currency spot and forward rates. The guidance for fair value measure -

ments and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. All of International Paper’s fair value measurements use Level 2 inputs. The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$5	(a)	$27	(e)	$20	(f)	$–
Interest rate contracts – cash flow	–		–		–		39	(f)
Commodity contracts – cash flow	16	(b)	–		42	(g)	75	(j)
Foreign exchange contracts – cash flow	32	(c)	27	(c)	–		47	(i)
Total derivatives designated as hedging instruments	$53		$54		$62		$161
Derivatives not designated as hedging instruments
Interest rate contracts	$1	(c)	$–		$29	(h)	$8	(f)
Embedded derivatives	6	(d)	8	(d)	–		–
Foreign exchange contracts	2	(c)	40	(c)	2	(i)	19	(i)
Total derivatives not designated as hedging instruments	$9		$48		$31		$27
Total derivatives	$62		$102		$93		$188

(a)	Includes $2 million recorded in Accounts receivable and notes receivable, net, and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Includes $13 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)	Included in Other current assets in the accompanying consolidated balance sheet.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)

Includes $2 million recorded in Other current assets, $3 million recorded in Accounts and notes receivable, net, and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(f)	Included in Other liabilities in the accompanying consolidated balance sheet.
(g)	Includes $30 million recorded in Other accrued liabilities and $12 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(h)	Includes $23 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(i)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(j)	Includes $47 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table shows the change in AOCI, net of tax, related to derivative instruments:

	Gain or (Loss) Recognized in AOCI (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	(Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
	2009	2008	2007		2009	2008	2007
Interest rate contracts	$(8)	$(34)	$–	Interest expense, net	$40	$1	$–
Commodity contracts	(3)	(38)	–	Cost of products sold	33	(5)	8
Foreign exchange contracts	51	(34)	33	Cost of products sold	(19)	(51)	(30)
Total	$40	$(106)	$33		$54	$(55)	$(22)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for the majority of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $65 million as of December 31, 2009 and $109 million as of December 31, 2008. The Company was required to post an immaterial amount of collateral as of December 31, 2009 and $12 million of collateral as of December 31, 2008 due to exceeding the counterparty’s collateral threshold in the normal course of business. In addition, existing derivative contracts provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2009 and 2008, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

During 2007, the Company purchased 33.6 million shares of its common stock on the open market for an average price of $36.43 per share, plus costs to acquire the shares, for a total cost of $1.2 billion. In December 2008, the Company retired 60 million shares of its common stock held in treasury.

The following is a rollforward of common stock activity for the three years ended December 31, 2009, 2008 and 2007:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2007	493,340	39,844
Issuance of stock for various plans, net	216	(4,991)
Repurchase of stock	–	33,583
Balance at December 31, 2007	493,556	68,436
Issuance of stock for various plans, net	–	(3,840)
Repurchase of stock	–	1,462
Retirement of treasury stock	(60,000)	(60,000)
Balance at December 31, 2008	433,556	6,058
Issuance of stock for various plans, net	3,466	(3,484)
Repurchase of stock	–	1,288
Balance at December 31, 2009	437,022	3,862

NOTE 16 RETIREMENT PLANS

U.S. Defined Benefit Plans

International Paper maintains pension plans that provide retirement benefits to substantially all salaried employees hired prior to July 1, 2004, and substantially all hourly and union employees regardless of hire date. These employees generally are eligible to participate in the plans upon completion of one year of service and attainment of age 21. Salaried employees hired after June 30, 2004, are not eligible for these pension plans but receive an additional company contribution to their savings plan (see “Other Plans” on page 89). The plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees).

Former Weyerhaeuser salaried employees acquired by International Paper in the CBPR acquisition became participants in International Paper’s pension plans if they had been hired by Weyerhaeuser prior to July 1, 2004. Acquired salaried employees hired by Weyerhaeuser after June 30, 2004 are not eligible and instead received an additional company contribution to their savings plan.

The Company makes required minimum funding contributions to its qualified defined benefit pension plans to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for this plan in 2010, and no con -

tributions were made in 2009 or 2008. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in the next twelve months.

An additional plan was acquired in 2008 with the CBPR acquisition. The plan covers hourly workers at the Albany, Oregon mill and was merged with the Retirement Plan of International Paper as of December 31, 2009.

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $35 million, $24 million and $29 million in 2009, 2008 and 2007, respectively, and which are expected to be $41 million in 2010.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2009	2008	2007
Service cost	$120	$105	$113
Interest cost	537	540	520
Expected return on plan assets	(634)	(672)	(633)
Actuarial loss	160	121	190
Amortization of prior service cost	30	29	20
Net periodic pension expense (a)	$213	$123	$210

(a)

Excludes $1.1 million and $1.9 million in 2008 and 2007, respectively, in curtailment losses, and $83.2 million, $13.9 million and $1.9 million in 2009, 2008 and 2007, respectively, of termination benefits, in connection with cost reduction pro -

grams and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations.

The increase in 2009 pension expense reflects a decrease in the assumed discount rate to 6.00% in 2009 from 6.20% in 2008, a decrease in the assumed return on plan assets to 8.25% in 2009 from 8.50% in 2008 and higher amortization of unrecognized actuarial losses. The decrease in 2008 expense compared with 2007 reflects an increase in the assumed discount rate to 6.20% from 5.75% and lower amortization of unrecognized actuarial losses.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2008 was also the discount rate used to determine net pension expense for the 2009 year).

Weighted average assumptions used to determine net pension expense for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	6.00%	6.20%	5.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008, were as follows:

	2009	2008
Discount rate	5.80%	6.00%
Rate of compensation increase	3.75%	3.75%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows are then matched to the yield curve to develop the discount rate. To calculate pension expense for 2010, the Company will use an expected long-term rate of return on plan assets of 8.25%, a discount rate of 5.80% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $234 million for its U.S. defined benefit plans in 2010, with the increase from expense of $213 million in 2009 reflecting higher amortization of actuarial losses and a decrease in the assumed discount rate.

The following illustrates the effect on pension expense for 2010 of a 25 basis point decrease in the above assumptions:

In millions	2010
Expense/(Income):
Discount rate	$29
Expected long-term rate of return on plan assets	19
Rate of compensation increase	(4)

Investment Policy / Strategy

International Paper’s Board of Directors has appointed a Fiduciary Review Committee that is responsible for overseeing the operations of the Plan, approving its investment policy and reviewing the management and control of plan assets. Plan assets are invested to maximize returns within prudent levels of risk. The Plan maintains a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance.

International Paper’s pension allocations by type of account at December 31, and target allocations were as follows:

Asset Class	2009	2008	Target Allocations
Equity accounts	49%	39%	40% -51%
Fixed income accounts	32%	39%	30% -40%
Real estate accounts	7%	10%	7% - 13%
Other	12%	12%	9% - 18%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2009 by asset class are shown below. No International Paper Company shares were included in plan assets in 2009 or 2008. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes. Cash and cash equivalent portfolios are allocated to the types of account from which they originated.

Fair Value Measurement at December 31, 2009
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities - domestic	$1,260	$692	$564	$4
Equities - international	1,413	853	559	1
Corporate bonds	635	–	633	2
Common collective funds - fixed income	299	–	270	29
Government securities	676	–	673	3
Mortgage backed securities	175	–	–	175
Other fixed income	34	–	10	24
Hedge funds	668	–	–	668
Real estate	457	–	–	457
Private equity	344	–	–	344
Derivatives	269	–	–	269
Commodities	192	–	18	174
Other	7	7	–	–
Cash and cash equivalents	355	2	353	–
Total investments	$6,784	$1,554	$3,080	$2,150

Equity securities consist primarily of publicly traded U.S. and international companies. Publicly traded equities are valued at closing prices reported in the active market in which the individual securities are traded.

Fixed income consists of corporate bonds, government securities, mortgage backed securities, and common collective funds. Government securities are valued at closing prices reported in the active market in which the individual security is traded. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

Other investments are valued at net asset value, which is calculated using the most recent partnership financial reports.

Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Private equity consists of interests in partnerships that invest in U.S. and non-U.S. debt and equity secu -

rities. Partnership interests are valued using the most recent general partnership statement of fair value, updated for any subsequent partnership interest cash flows.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Derivative investments such as futures, forward contracts, options, and swaps are used to help manage risks. Derivative instruments are generally valued by investment managers or in certain instances by third party pricing sources.

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2009 are as follows:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Equities- International	Common Collective Funds	Corporate Bonds	Government Securities	Mortgage Backed Securities	Other Fixed Income	Comm- odities	Hedge Funds	Private Equity	Real Estate	Deriv- atives	Total
Beginning balance at December 31, 2008	$4	$1	$61	$–	$–	$257	$12	$149	$595	$345	$598	$236	$2,258
Actual return on plan assets:
Relating to assets still held at the reporting date	2	3	(18)	–	1	50	6	44	102	(17)	(168)	35	40
Relating to assets sold during the period	(2)	(2)	20	–	–	(16)	–	(2)	(8)	(15)	–	6	(19)
Purchases, sales and settlements	–	(1)	(34)	1	1	(129)	–	(17)	(21)	31	27	(8)	(150)
Transfers in and/or out of Level 3	–	–	–	1	1	13	6	–	–	–	–	–	21
Ending balance at December 31, 2009	$4	$1	$29	$2	$3	$175	$24	$174	$668	$344	$457	$269	$2,150

At December 31, 2009, projected future pension benefit payments, excluding any termination benefits, are as follows:

In millions
2010	$624
2011	612
2012	619
2013	625
2014	632
2015 – 2019	3,272

Pension Plan Asset / Liability

As required by ASC 715, “Compensation – Retirement Benefits,” the pension plan funded status must be recorded on the consolidated balance sheet. Therefore, pension plan gains or losses and prior service costs not yet recognized in net periodic cost are recognized on a net-of-tax basis in OCI. These amounts will be subject to amortization in the future. At December 31, 2009, the fair value of plan assets for the domestic qualified pension plan was less than the projected benefit obligation (PBO). However, the deficit was lower than at December 31, 2008, resulting in a decrease in the recorded minimum pension obligation of $468 million and an after-tax credit to OCI of $318 million. An after-tax charge to OCI of $1.8 billion and an after-tax credit of $361 million had been recorded for 2008 and 2007, respectively. For the unfunded nonqualified plans, changes in the liabilities resulted in an after-tax charge to OCI of $9 million in 2009 and an after-tax charge to OCI of $5 million and an after-tax credit to OCI of $10 million in 2008 and 2007, respectively. In 2008, in conjunction with the CBPR business acquisition, the Company acquired a small overfunded pension plan covering hourly employees at the Albany, Oregon mill. For this plan, the Company recorded an after-tax charge to OCI of $13 million at December 31, 2008.

The accumulated benefit obligation for all defined benefit plans was $9.3 billion and $9.0 billion at December 31, 2009 and 2008, respectively.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008.

In millions	2009	2008
Projected benefit obligation	$9,544	$9,225
Accumulated benefit obligation	9,312	8,945
Fair value of plan assets	6,784	6,003

Unrecognized Actuarial Losses

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years as of December 31, 2009) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost during the next fiscal year are expected to be $178 million and $30 million, respectively.

The following table shows the changes in the benefit obligation and plan assets for 2009 and 2008, and the plans’ funded status. The benefit obligation as of December 31, 2009 increased by $269 million, principally as a result of a decrease in the discount rate assumption used in computing the estimated benefit obligation. Plan assets increased by $705 million, reflecting favorable investment results. The fair value of plan assets is determined using quoted closing market prices for publicly traded securities, where available. Investments without readily determinable market prices are valued at their estimated fair values.

In millions	2009	2008
Change in projected benefit obligation:
Benefit obligation, January 1	$9,275	$8,783
Service cost	120	105
Interest cost	537	540
Actuarial loss	134	327
Benefits paid	(617)	(580)
Divestitures	–	71
Restructuring	2	(2)
Special termination benefits	83	14
Plan amendments	10	17
Benefit obligation, December 31	$9,544	$9,275
Change in plan assets:
Fair value of plan assets, January 1	$6,079	$8,540
Actual return on plan assets	1,287	(2,001)
Company contributions	35	25
Benefits paid	(617)	(580)
Acquisitions	–	95
Fair value of plan assets, December 31	$6,784	$6,079
Funded status, December 31	$(2,760)	$(3,196)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$–	$26
Current liability	(41)	(24)
Non-current liability	(2,719)	(3,198)
	$(2,760)	$(3,196)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss	$3,712	$4,389
Prior service cost	206	226
	$3,918	$4,615

The components of the $697 million decrease in the amounts recognized in OCI during 2009 consisted of:

In millions
Curtailment effects	$2
Current year actuarial gain	(519)
Amortization of actuarial loss	(160)
Current year prior service cost	10
Amortization of prior service cost	(30)
$(697)

The portion of the change in the funded status that was recognized either in net periodic benefit costs or OCI was $(483) million, $3 billion and $(603) million for 2009, 2008 and 2007, respectively.

NON-U.S. DEFINED BENEFIT PLANS

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2009	2008	2007
Service cost	$4	$7	$8
Interest cost	12	11	11
Expected return on plan assets	(10)	(13)	(13)
Actuarial gain	(2)	(1)	(1)
Curtailment gain	(1)	–	–
Net periodic pension expense (a)	$3	$4	$5

(a)	Excludes $3.4 million in curtailment gains in 2007, primarily related to the sale of Beverage Packaging and Arizona Chemical.

Weighted average assumptions used to determine net pension expense for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	6.37%	6.40%	5.66%
Expected long-term rate of return on plan assets	8.88%	8.87%	8.37%
Rate of compensation increase	3.81%	3.55%	3.52%

Weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008, were as follows:

	2009	2008
Discount rate	6.45%	6.37%
Rate of compensation increase	4.06%	3.81%

The following table shows the changes in the benefit obligation and plan assets for 2009 and 2008, and the plans’ funded status as of December 31, 2009 and 2008.

In millions	2009	2008
Change in projected benefit obligation:
Benefit obligation, January 1	$168	$180
Service cost	4	7
Interest cost	12	11
Participants’ contributions	–	1
Acquisitions	–	6
Curtailments	(5)	–
Actuarial loss	–	10
Benefits paid	(12)	(8)
Plan amendments	–	(1)
Effect of foreign currency exchange rate movements	19	(38)
Benefit obligation, December 31	$186	$168
Change in plan assets:
Fair value of plan assets, January 1	$115	$162
Actual return on plan assets	20	(13)
Company contributions	7	8
Benefits paid	(12)	(8)
Participants’ contributions	–	1
Effect of foreign currency exchange rate movements	20	(35)
Fair value of plan assets, December 31	$150	$115
Funded status, December 31	$(36)	$(53)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$12	$11
Current liability	(2)	(2)
Non-current liability	(46)	(62)
	$(36)	$(53)
Amounts recognized in accumulated other comprehensive income (pre-tax):
Prior service cost	$–	$–
Net actuarial (gain) loss	(1)	13
	$(1)	$13

The components of the $14 million decrease in the amounts recognized in OCI during 2009 consisted of:

In millions
Current year actuarial gain	$(10)
Curtailment effects	(5)
Amortization of actuarial gain	2
Effect of foreign currency exchange rate movements	(1)
$(14)

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $(11) million, $40 million and $(41) million for 2009, 2008 and 2007, respectively.

For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $129 million, $121 million and $81 million, respectively, at December 31, 2009. Plan assets consist principally of common stock and fixed income securities.

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

As determined by the provisions of each plan, International Paper matches the employees’ elective contributions and, for employees hired after June 30, 2004, contributes an additional percentage of pay. Beginning in February 2009, matching contributions to the salaried savings plan were made in Company stock. Company matching contributions to the plans totaled approximately $121 million, $80 million and $91 million for the plan years ending in 2009, 2008 and 2007, respectively.

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

The components of postretirement benefit expense in 2009, 2008 and 2007, were as follows:

In millions	2009	2008	2007
Service cost	$2	$3	$1
Interest cost	31	34	34
Actuarial loss	23	29	23
Amortization of prior service credits	(29)	(38)	(43)
Net postretirement benefit expense (a)	$27	$28	$15

(a)

Excludes $0.8 million and $0.7 million of curtailment gains in 2008 and 2007, respectively, and $2.8 million and $0.5 million of termination benefits in 2009 and 2008, respectively, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations. Also excludes $13.2 million in curtailment gains in 2007 and $3.3 million of termination benefits in 2007 related to certain divestitures recorded in Net losses (gains) on sales and impairments of businesses in the consolidated financial statements.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions.

The discount rates used to determine net cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	5.90%	5.90%	5.75%

The weighted average assumptions used to determine the benefit obligation at December 31, 2009 and 2008 were as follows:

	2009	2008
Discount rate	5.40%	5.90%
Health care cost trend rate assumed for next year	9.00%	9.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2009 by approximately $24 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2009 by approximately $21 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $2 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2009 and 2008:

In millions	2009	2008
Change in projected benefit obligation:
Benefit obligation, January 1	$596	$632
Service cost	2	3
Interest cost	31	34
Participants’ contributions	47	48
Actuarial gain	(67)	(28)
Benefits paid	(114)	(113)
Less: Federal subsidy	11	11
Plan amendments	(40)	–
Acquisitions / divestitures	–	7
Curtailment	4	1
Special termination benefits	3	1
Benefit obligation, December 31	$473	$596
Change in plan assets:
Fair value of plan assets, January 1	$–	$–
Company contributions	67	65
Participants’ contributions	47	48
Benefits paid	(114)	(113)
Fair value of plan assets, December 31	$–	$–
Funded status, December 31	$(473)	$(596)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(46)	$(57)
Non-current liability	(427)	(539)
	$(473)	$(596)
Amounts recognized in accumulated other comprehensive income under ASC 715: (pre-tax):
Net actuarial loss	$99	$185
Prior service credit	(91)	(80)
	$8	$105

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation. In accordance with guidance under ASC 715, an after-tax credit of $41 million and an after-tax charge of $16 million was recorded as of December 31, 2009 and 2008, respectively.

The components of the $97 million decrease in the amounts recognized in OCI during 2009 consisted of:

In millions
Curtailment effects	$4
Current year actuarial gain	(67)
Amortization of actuarial loss	(23)
Current year prior service credit	(40)
Amortization of prior service credit	29
$(97)

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $(70) million, $10 million and $94 million in 2009, 2008 and 2007, respectively.

The estimated amount of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost in 2010 are expected to be $18 million and $31 million, respectively.

At December 31, 2009, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, are as follows:

In millions	Benefit Payments	Subsidy Receipts
2010	$58	$12
2011	58	12
2012	57	13
2013	61	15
2014	60	16
2015 – 2019	276	83

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian, Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits. Net postretirement benefit cost for our non-U.S. plans was $3 million for 2009, $3 million for 2008 and $8 million for 2007. The benefit obligation for these plans was $18 million in 2009, $19 million in 2008 and $28 million in 2007.

NOTE 18 INCENTIVE PLANS

International Paper currently has an Incentive Compensation Plan (ICP) that, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the Committee) that administers the ICP. Additionally, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 3,310 rights outstanding at December 31, 2009 and 2008. Restricted stock units (RSU’s) were also awarded to certain non-U.S. employees in 2008 with 44,100 and 59,100 units outstanding at December 31, 2009 and 2008, respectively. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

STOCK OPTION PROGRAM

International Paper accounts for stock options in accordance with guidance under ASC 718, “Compensation – Stock Compensation.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants were expensed in 2007. No replacement options were granted in 2008 or 2009.

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

The Company has discontinued the issuance of stock options for all eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on investment (ROI) and total shareholder return (TSR).

The fair market value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007:

2007
Replacement Options (a)
Risk-free interest rate	4.92%
Price volatility	20.46%
Dividend yield	2.74%
Expected term in years	2.00

(a)	The average fair market values of replacement option grants during 2007 was $4.68.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2009:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2006	35,982,698	$39.52	5.08	$1,422
Granted	1,120	36.54
Exercised	(3,538,171)	34.40
Forfeited	(457,200)	46.97
Expired	(3,974,712)	41.18
Outstanding at December 31, 2007	28,013,735	39.81	4.40	1,115
Granted	–	–
Exercised	(14,800)	31.55
Forfeited	(189,158)	43.44
Expired	(2,716,655)	40.83
Outstanding at December 31, 2008	25,093,122	39.68	3.66	–
Granted	–	–
Exercised	–	–
Forfeited	(558,470)	44.40
Expired	(2,317,595)	42.74
Outstanding at December 31, 2009	22,217,057	$39.24	2.73	$–

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE-BASED RESTRICTED SHARES

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. One-fourth of the award is earned during each twelve-month period, with the final one-fourth segment earned over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends are assumed to be zero for all companies, and the volatility is based on the Company’s historical volatility over the expected term.

PSP awards issued to certain members of senior management are accounted for as liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2009
Expected volatility	33.83% - 64.68%
Risk-free interest rate	0.32% - 1.21%

The following summarizes PSP activity for the three years ending December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	5,504,458	$38.61
Granted	2,494,055	33.76
Shares issued	(1,562,174)	42.55
Forfeited	(219,327)	38.74
Outstanding at December 31, 2007	6,217,012	35.67
Granted	3,984,146	36.26
Shares issued	(3,639,012)	41.54
Forfeited	(307,890)	34.50
Outstanding at December 31, 2008	6,254,256	32.69
Granted	4,102,197	19.10
Shares issued (a)	(3,576,109)	33.21
Forfeited	(714,294)	23.41
Outstanding at December 31, 2009	6,066,050	$24.28

(a)	Includes 585,709 shares related to retirements or terminations that are held for payout until the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	177,250	$37.21
Granted	14,000	33.85
Shares issued	(68,625)	36.57
Forfeited	–	–
Outstanding at December 31, 2007	122,625	37.18
Granted	18,000	28.34
Shares issued	(35,625)	38.91
Forfeited	(3,000)	33.70
Outstanding at December 31, 2008	102,000	35.11
Granted	5,000	11.80
Shares issued	(4,000)	28.74
Forfeited	(20,000)	35.49
Outstanding at December 31, 2009	83,000	$33.93

At December 31, 2009, 2008 and 2007 a total of 17.4 million, 28.1 million and 27.4 million shares, respectively, were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 was $100 million, $66 million and $124 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0, $19,000 and $15 million for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $28 million, $130 million and $60 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, $49.7 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2009
Net sales	$5,668		$5,802		$5,919		$5,977		$23,366
Gross margin (a)	1,937		2,021		2,161		2,027		8,146
Earnings (loss) from continuing operations before income taxes and equity earnings	518	(b)	520	(c)	589	(e)	(428	) (f)	1,199	(b,c,e,f)
Net earnings (loss) attributable to International Paper Company	257	(b)	136	(c,d)	371	(e)	(101	) (f,g)	663	(b-g)
Basic earnings (loss) per share attributable to International Paper Company common shareholders	$0.61	(b)	$0.32	(c,d)	$0.87	(e)	$(0.24	) (f,g)	$1.56	(b-g)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders	0.61	(b)	0.32	(c,d)	0.87	(e)	(0.24	) (f,g)	1.55	(b-g)
Dividends per share of common stock	0.25		0.025		0.025		0.025		0.325
Common stock prices
High	$12.74		$15.96		$25.30		$27.79		$27.79
Low	3.93		6.80		13.82		20.38		3.93

2008
Net sales	$5,668		$5,807		$6,808		$6,546		$24,829
Gross margin (a)	1,407		1,502		1,654		1,524		6,087
Earnings (loss) from continuing operations before income taxes and equity earnings	198	(h)	302	(j)	265	(k)	(1,918	) (l)	(1,153	) (h,j,k,l)
Gain (loss) from discontinued operations	(17	) (i)	(1)		–		5	(m)	(13	) (i,m)
Net earnings (loss) attributable to International Paper Company	133	(h,i)	227	(j)	149	(k)	(1,791	) (l,m,n)	(1,282	) (h-n)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.36	(h)	$0.54	(j)	$0.35	(k)	$(4.26	) (l)	$(3.02	) (h,j,k,l)
Gain (loss) from discontinued operations	(0.04	) (i)	–		–		0.01	(m)	(0.03	) (i,m)
Net earnings (loss)	0.32	(h,i)	0.54	(j)	0.35	(k)	(4.25	) (l,m,n)	(3.05	) (h-n)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.35	(h)	$0.54	(j)	$0.35	(k)	$(4.26	) (l)	$(3.02	) (h,j,k,l)
Gain (loss) from discontinued operations	(0.04	) (i)	–		–		0.01	(m)	(0.03	) (i,m)
Net earnings (loss)	0.31	(h,i)	0.54	(j)	0.35	(k)	(4.25	)(l,m,n)	(3.05	) (h-n)
Dividends per share of common stock	0.25		0.25		0.25		0.25		1.00
Common stock prices
High	$33.77		$29.37		$31.07		$26.64		$33.77
Low	26.59		23.14		21.66		10.20		10.20

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)

Includes a pre-tax gain of $540 million ($330 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $36 million ($22 million after taxes) for integration costs associated with the Containerboard, Packaging and Recycling business (CBPR) acquired in August 2008, a pre-tax charge of $52 million ($32 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $23 million ($28 million after taxes) for closure costs associated with the Inverurie, Scotland mill, a pre-tax charge of $6 million ($4 million after taxes) for shutdown costs associated with the Franklin, Virginia lumber mill, sheet converting plant and converting innovations center, and a pre-tax charge of $2 million ($1 million after taxes) for shutdown costs associated with the reorganization of the Company’s Shorewood operations.

(c)

Includes a pre-tax gain of $482 million ($294 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $18 million ($11 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $34 million ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $25 million ($16 million after taxes) for early debt extinguishment costs, a charge of $15 million (before and after taxes) for severance and other costs associated with the planned closure of the Etienne mill in France, a pre-tax charge of $48 million (before and after taxes) to write down the assets of the Etienne mill to estimated fair value and a pre-tax charge of $5 million ($3 million after taxes) for other items.

(d)

Includes a $156 million tax expense for the write-off of deferred tax assets in France and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related income tax effects.

(e)	Includes a pre-tax gain of $525 million ($320 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $18 million

($11 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $39 million ($24 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $102 million ($62 million after taxes) for early debt extinguishment costs, a charge of $7 million (before and after taxes) for costs associated with the planned closure of the Etienne mill in France, and a pre-tax charge of $3 million ($2 million after taxes) for other items.

(f)

Includes a pre-tax gain of $516 million ($469 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $15 million ($10 million after taxes) for integration costs associated with the CBPR acquisition, pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes) and $102 million ($62 million after taxes) for shutdown costs for the Albany, Oregon, Franklin, Virginia, and Pineville, Louisiana mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant, Oklahoma mill, a pre-tax charge of $23 million ($15 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $58 million ($35 million after taxes) for early debt extinguishment costs, a charge of $9 million (before and after taxes) for severance and other costs associated with the planned closure of the Etienne mill in France, a pre-tax charge of $8 million (before and after taxes) related to the Company’s Etienne, France mill, pre-tax charges of $5 million ($3 million after taxes) and $2 million ($1 million after taxes) for costs associated with the reorganization of the Company’s xpedx and Shorewood operations, respectively, and a pre-tax charge of $3 million ($0 million after taxes) for other items.

(g)	Includes a $15 million write-off of a deferred tax asset for a recycling tax credit in the state of Louisiana.

(h)

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

(i)

Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business and the operating results of certain wood products facilities during the quarter.

(j)

Includes a pre-tax charge of $13 million ($9 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, and a pre-tax gain of $3 million ($2 million after taxes) for an adjustment to the gain on the Company’s 2006 Transformation Plan forestland sales.

(k)

Includes a pre-tax charge of $107 million ($84 million after taxes) to write down the assets at the Inverurie, Scotland mill to estimated fair value, a pre-tax charge of $39 million ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, a pre-tax charge of $35 million ($22 million after taxes) for an adjustment to legal reserves, a pre-tax charge of $19 million ($12 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations in Canada, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, a charge of $1 million (before and after taxes) for severance costs associated with the Company’s 2006 Transformation Plan, and a $3 million pre-tax gain ($2 million after taxes) for adjustments of estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales.

(l)

Includes charges of $1.3 billion, $379 million and $59 million (before and after taxes) for the impairment of goodwill of the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Bastrop, Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin, Virginia mill, a pre-tax charge of $26 million ($16 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $53 million ($32 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $8 million ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a pre-tax charge of $4 million ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations.

(m)	Includes pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses.

(n)	Includes a $40 million tax benefit related to restructuring of the Company’s international operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES:

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by the management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.

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

As of December 31, 2009, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 49 and 50, management concluded that, based on its assessment, the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and

Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 5 and 6 in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.”

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

(2)

Financial Statement Schedules – The following additional financial data should be read in conjunction with the consolidated financial statements in Item 8. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Additional Financial Data 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2009, 2008 and 2007.	104
Consolidated Schedule: II-Valuation and Qualifying Accounts.	105

(3)	Exhibits:

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

(3.2)	By-laws of International Paper Company, as amended through May 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 12, 2009).

(4.1)

Indenture, dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2000).

(4.2)

Supplemental Indenture (including the form of Notes), dated as of June 4, 2008, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2008).

(4.3)

Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated May 11, 2009).

(4.4)

Supplemental Indenture (including the form of Notes), dated as of August 10, 2009, between International Paper Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated August 10, 2009).

(4.5)

Supplemental Indenture (including the form of Notes), dated as of December 7, 2009, between International Paper Company and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated December 7, 2009).

(4.6)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)

Purchase Agreement between International Paper Company and Weyerhaeuser Company dated as of March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2008).

(10.2)	2009 Management Incentive Plan, amended and restated as of January 1, 2009. + *

(10.3)	2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.4)	Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.5)	Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.6)

Form of individual non-qualified stock option award agreement under the LTICP (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001). +

(10.7)	Form of individual executive continuity award under the LTICP (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999). +

(10.8)	Form of Restricted Stock Award. + *

(10.9)	Form of Restricted Stock Unit award (cash settled). + *

(10.10)	Form of Restricted Stock Unit award (stock settled). + *

(10.11)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

(10.12)

Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.13)

Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.14)

Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.15)

Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.16)

Amendment No. 4 to Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.17)	Amendment No. 5 to Unfunded Sup plemental Retirement Plan for Senior Managers. + *

(10.18)

Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.19)

Form of Non-Solicitation Agreement entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.20)	Form of Change of Control Agreement—Tier I, effective October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 28, 2009). +

(10.21)	Form of Change of Control Agreement—Tier II, effective October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.22)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.23)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.24)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.25)

Executive Employment Agreement between the Company and Paul Herbert, effective October 1, 2007 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.26)

International Paper Company Industrial Packaging Group Special Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008). +

(10.27)

3-Year Credit Agreement, dated as of November 20, 2009, between International Paper Company, the Subsidiary Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009).

(10.28)

Second Amended and Restated Credit and Security Agreement, dated as of March 13, 2008, among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time a party thereto, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Gotham Agent, JPMorgan Chase Bank, N.A., as PARCO Agent, BNP Paribas, acting through its New York Branch, as Starbird Agent, Citicorp North America, Inc., as CAFCO Agent and as Administrative Agent. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10.29)

Amendment No.1, dated as of January 23, 2009, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.30)

Omnibus Amendment No. 1 dated June 26, 2009 and comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, and Amendment No. 1 to Fee Letters (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

(10.31)

Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10.32)

Amendment No. 1 dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

(10.33)

Amendment No. 2, dated January 23, 2009 to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.34)

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

(10.35)	Amendment No. 1, dated May 27, 2008, to Debt Commitment Letter dated March 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 27, 2008).

(10.36)

Waiver, dated April 14, 2008, to the Debt Commitment Letter dated March 15, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

(10.37)

Credit Agreement, dated as of June 16, 2008, by and among the Company, the Lenders a party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008).

(10.38)

Amendment No. 1, dated July 31, 2008, to the Credit Agreement dated as of June 16, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

(10.39)

Amendment No. 2, dated February 26, 2009, to the Credit Agreement among International Paper Company and the Lenders parties thereto dated as of June 16, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.40)

IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.41)

IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.42)

Loan Agreement, dated March 12, 2009, by and among International Paper Investments (Luxembourg) S.à r.l., International Paper Company as guarantor, the Lenders party thereto and BNP Paribas as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated March 16, 2009).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to this Annual Report on Form 10-K).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101.INS)	XBRL Instance Document (furnished herewith)

(101.SCH)	XBRL Taxonomy Extension Schema (furnished herewith)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

(101.PRE)	XBRL Extension Presentation Linkbase (furnished herewith)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper Company:

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 25, 2010 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of a new accounting standard); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 (a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Memphis, Tennessee

February 25, 2010

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2009
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$121	$54	$–		$(39)(a)	$136
Restructuring reserves	96	251	–		(263)(b)	84

	For the Year Ended December 31, 2008
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$95	$29	$13	(c)	$(16)(a)	$121
Restructuring reserves	7	120	–		(31)(b)	96

	For the Year Ended December 31, 2007
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$85	$14	$–		$(4) (a)	$95
Restructuring reserves	56	30	–		(79)(b)	7

(a) Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b) Includes payments and deductions for reversals of previously established reserves that were no longer required.

(c) Allowance for doubtful accounts acquired in the Weyerhaeuser Containerboard, Packaging and Recycling acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

February 25, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 25, 2010

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 25, 2010

/S/ LYNN LAVERTY ELSENHANS Lynn Laverty Elsenhans	Director	February 25, 2010

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	February 25, 2010

/S/ STACEY J. MOBLEY Stacey J. Mobley	Director	February 25, 2010

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 25, 2010

/S/ JOHN F. TURNER John F. Turner	Director	February 25, 2010

/S/ WILLIAM G. WALTER William G. Walter	Director	February 25, 2010

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 25, 2010

/S/ J. STEVEN WHISLER J. Steven Whisler	Director	February 25, 2010

/S/ TIM S. NICHOLLS Tim S. Nicholls	Senior Vice President and Chief Financial Officer	February 25, 2010

/S/ ROBERT J. GRILLET Robert J. Grillet	Vice President - Finance and Controller	February 25, 2010

APPENDIX I

2009 LISTING OF FACILITIES

(all facilities are owned except noted otherwise)

PRINTING PAPERS	International:	Lincoln, Illinois
	Yanzhou City, China	Montgomery, Illinois
Uncoated Papers and Pulp	Tokyo, Japan leased	Northlake, Illinois
U.S.:	(Sales Office)	Rockford, Illinois
Courtland, Alabama	Veracruz, Mexico	Butler, Indiana
Selma, Alabama	Kenitra, Morocco	Fort Wayne, Indiana
(Riverdale Mill)		Hammond, Indiana
Ontario, California leased	Corrugated Container	Indianapolis, Indiana (2 locations)
(C&D Center)	U.S.:	Cedar Rapids, Iowa
Cantonment, Florida	Bay Minette, Alabama	Waterloo, Iowa
(Pensacola Mill)	Decatur, Alabama	Bowling Green, Kentucky
Springhill, Louisiana	Dothan, Alabama leased	Lexington, Kentucky
(C&D Center)	Huntsville, Alabama	Louisville, Kentucky
Sturgis, Michigan	Bentonville, Arkansas	Walton, Kentucky
(C&D Center)	Conway, Arkansas	Lafayette, Louisiana
Ticonderoga, New York	Fort Smith, Arkansas	Shreveport, Louisiana
Riegelwood, North Carolina	Jonesboro, Arkansas	Springhill, Louisiana
Hazleton, Pennsylvania	Russellville, Arkansas (2 locations)	Auburn, Maine
(C&D Center)	Tolleson, Arizona	Kalamazoo, Michigan
Eastover, South Carolina	Yuma, Arizona	Three Rivers, Michigan
Georgetown, South Carolina	Anaheim, California	Arden Hills, Minnesota
Sumter, South Carolina	Camarillo, California	Austin, Minnesota
Franklin, Virginia *	Carson, California	Fridley, Minnesota
International:	Compton, California	Minneapolis, Minnesota
Luiz Antonio, Sao Paulo, Brazil	Elk Grove, California	White Bear Lake, Minnesota
Mogi Guacu, Sao Paulo, Brazil	Exeter, California	Houston, Mississippi leased
Tres Lagoas, Mato Grosso do Sul, Brazil	Los Angeles, California leased	Jackson, Mississippi
Saillat, France	Modesto, California (2 locations)	Magnolia, Mississippi
Hyderabad, India leased	Salinas, California	Olive Branch, Mississippi
(Sales Office)	Sanger, California	Kansas City, Missouri
Kwidzyn, Poland	San Leandro, California leased	Maryland Heights, Missouri
Svetogorsk, Russia	Santa Paula, California	North Kansas City, Missouri leased
Singapore (2 locations) leased	Stockton, California	St. Joseph, Missouri
(Sales Offices)	Golden, Colorado	Omaha, Nebraska
	Putnam, Connecticut	Bellmawr, New Jersey
INDUSTRIAL PACKAGING	Jacksonville, Florida leased	Barrington, New Jersey
	Lake Wales, Florida	Rochester, New York
Containerboard	Plant City, Florida	Charlotte, North Carolina
U.S.:	Tampa, Florida	(2 locations) 1 leased
Pine Hill, Alabama	Columbus, Georgia	Lumberton, North Carolina
Prattville, Alabama	Forest Park, Georgia	Newton, North Carolina
Oxnard, California	Griffin, Georgia	Statesville, North Carolina
Cantonment, Florida	Kennesaw, Georgia	Byesville, Ohio
(Pensacola Mill)	Lithonia, Georgia	Delaware, Ohio
Savannah, Georgia	Savannah, Georgia	Eaton, Ohio
Cedar Rapids, Iowa	Tucker, Georgia	Mt. Vernon, Ohio
Henderson, Kentucky	Aurora, Illinois	Newark, Ohio
Campti, Louisiana	Bedford Park, Illinois (2 locations)	Solon, Ohio
Mansfield, Louisiana	1 leased	Wooster, Ohio
Vicksburg, Mississippi	Belleville, Illinois	Oklahoma City, Oklahoma
Valliant, Oklahoma	Chicago, Illinois (2 locations)	Beaverton, Oregon
Springfield, Oregon	Des Plaines, Illinois	Hillsboro, Oregon

*- On October 22, 2009, the Company announced the closure of this mill.

APPENDIX I

Portland, Oregon	Agadir, Morocco	Foodservice
Salem, Oregon leased	Casablanca, Morocco	U.S.:
Eighty-four, Pennsylvania	Kenitra, Morocco	Visalia, California
Lancaster, Pennsylvania	Monterrey, Nuevo Leon leased	Shelbyville, Illinois
Mount Carmel, Pennsylvania	Alcala, Spain leased	Kenton, Ohio
Georgetown, South Carolina	Almeria, Spain	International:
Laurens, South Carolina	Barcelona, Spain	Shanghai, China
Spartanburg, South Carolina	Bilbao, Spain	Bogota, Columbia
Cleveland, South Carolina	Gandia, Spain	Cheshire, England leased
Morristown, Tennessee	Valladolid, Spain	D.N. Ashrat, Israel
Murfreesboro, Tennessee	Bangkok, Thailand	Mexico City, Mexico leased
Amarillo, Texas		(Sales Office)
Dallas, Texas	Recycling
Edinburg, Texas (2 locations)	U.S.:	Shorewood Packaging
El Paso, Texas	Phoenix, Arizona	U.S.:
Ft. Worth, Texas leased	Fremont, California	Indianapolis, Indiana
Grand Prairie, Texas	Norwalk, California	Louisville, Kentucky
Hidalgo, Texas	West Sacramento, California	Carlstadt, New Jersey leased
McAllen, Texas	Denver, Colorado	West Deptford, New Jersey
San Antonio, Texas	Itasca, Illinois	Hendersonville, North Carolina
Sealy, Texas	Des Moines, Iowa	Weaverville, North Carolina
Lynchburg, Virginia	Wichita, Kansas	Danville, Virginia
Richmond, Virginia	Baltimore, Maryland	Newport News, Virginia
Bellevue, Washington	New Brighton, Minnesota	International:
Moses Lake, Washington	Omaha, Nebraska	Smith Falls, Ontario, Canada
Olympia, Washington	Charlotte, North Carolina	Toronto, Ontario, Canada
Yakima, Washington	Beaverton, Oregon	Guangzhou, China
Fond du Lac, Wisconsin	Eugene, Oregon	Kunshan, China
Manitowoc, Wisconsin	Memphis, Tennessee	Aguascalientes, Mexico
International:	Carrollton, Texas	Torun, Poland
Las Palmas, Canary Islands	Salt Lake City, Utah	Sacheon, South Korea
Tenerife, Canary Islands	Richmond, Virginia	Ebbw Vale, Wales, United Kingdom
Rancagua, Chile	Kent, Washington
Beijing, China	International:	DISTRIBUTION
Chengdu, China	Veracruz, Mexico (2 locations)
Chongqing, China		xpedx
Dalian, China	Bags	U.S.:
Dongguan, China	U.S.:	Stores Group
Foshan City, China	Buena Park, California	Chicago, Illinois
Guangzhou, China	Beaverton, Oregon	122 locations nationwide
Shanghai, China	Grand Prairie, Texas	115 leased
Shenyang, China		West Region
Tianjin, China	CONSUMER PACKAGING	Denver, Colorado
Wuxi, China		46 branches in the Rocky Mountain,
Arles, France	Coated Paperboard	Northwest and Pacific States
Chalon-sur-Saone, France	Ontario, California leased	29 leased
Creil, France	(C&D Center)	East Region
LePuy, France	Augusta, Georgia	Hartford, Connecticut
Mortagne, France	Springhill, Louisiana	49 branches in New England, Upper
Guadeloupe, French West Indies	(C&D Center)	Midwest, Southeast, and Middle
Bellusco, Italy	Sturgis, Michigan	Atlantic States
Catania, Italy	(C&D Center)	36 leased
Pomezia, Italy	Greensboro, North Carolina	National Group
San Felice, Italy	Riegelwood, North Carolina	Loveland, Ohio
Ixtaczoquitlan, Mexico	Hammond, Indiana leased	9 locations in Georgia, Kansas,
Juarez, Mexico leased	(C & D Center)	Ohio, New York, Illinois and
Puebla, Mexico leased	Prosperity, South Carolina	Missouri
Silao, Mexico	Texarkana, Texas	all leased
Villa Nicolas Romero, Mexico	Franklin, Virginia *

APPENDIX I

International:
Canada (6 locations)
all leased
Mexico (20 locations) all leased
IP Asia
International:
China (8 locations)
Malaysia
Taiwan
Thailand
Vietnam

FOREST PRODUCTS

Forest Resources
U.S.:
180,000 acres in the South
International:
252,000 acres in
Brazil

SPECIALTY BUSINESSES AND
OTHER

IP Mineral Resources
Houston, Texas leased
(Sales Office)

APPENDIX II

2009 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Industrial Packaging
Containerboard	9,951	43	24	–	10,018
Printing Papers
Uncoated Freesheet	2,880	1,190	930	–	5,000
Bristols	260	–	–	–	260
Uncoated Papers and Bristols	3,140	1,190	930	–	5,260
Dried Pulp	1,015	280	170		1,465
Newsprint	–	128	–	–	128
Total Printing Papers	4,155	1,598	1,100	–	6,853
Consumer Packaging
Coated Paperboard	1,739	329	–	915	2,983

Forest Resources
We own, manage or have an interest in approximately 600,000 acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres	)
South	180
North	–
Total U.S.	180
Brazil	252
Total	432
We have harvesting rights in:
Russia	205
Total	637

A-4