Form 10-K/A
period 2009-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2010-03-26
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(amendment No. 1)

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

International Paper Company

2009 Form 10-K/A

		Page
Explanatory Note		2
Part IV

Item 15.	Exhibits and Financial Statement Schedules	3

(a)(3) Exhibits		3

Explanatory Note

This Amendment No. 1 amends International Paper Company’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 25, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of correcting printing errors in the exhibit listing of the Original Filing. Accordingly, this Amendment No. 1 sets forth Part IV, Item 15, Exhibits and Financial Statement Schedules, Part (a)(3) Exhibits, as amended and restated, in its entirety. This Amendment No. 1 does not include the entire Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosures contained in the Original Filing other than to reflect the changes described above.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits:

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

(3.2)	By-laws of International Paper Company, as amended through May 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 12, 2009).

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

(10.17)	Amendment No. 5 to Unfunded Supplemental Retirement Plan for Senior Managers. + *

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

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Δ

(31.2)	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.Δ

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.Δ

(101.INS)	XBRL Instance Document (furnished with Original Filing)

(101.SCH)	XBRL Taxonomy Extension Schema (furnished with Original Filing)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (furnished with Original Filing)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (furnished with Original Filing)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (furnished with Original Filing)

(101.PRE)	XBRL Extension Presentation Linkbase (furnished with Original Filing)

*

Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 25, 2010 (the “Original Filing”).

+	Management contract or compensatory plan or arrangement.

Δ - filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2010	INTERNATIONAL PAPER COMPANY

	By:	/s/ MAURA ABELN SMITH
Maura Abeln Smith Attorney-in-fact