Form 10-Q
period 2010-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2010-05-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2010 was 436,593,816.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net Sales	$5,807	$5,668

Costs and Expenses
Cost of products sold (Note 5)	4,464	3,731
Selling and administrative expenses	421	500
Depreciation, amortization and cost of timber harvested	371	343
Distribution expenses	317	279
Taxes other than payroll and income taxes	45	50
Restructuring and other charges	215	83
Interest expense, net	149	164

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(175)	518
Income tax provision (benefit)	(24)	230
Equity earnings (losses), net of taxes	(2)	(27)

Net Earnings (Loss)	(153)	261
Less: Net earnings attributable to noncontrolling interests	9	4

Net Earnings (Loss) Attributable to International Paper Company	$(162)	$257

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$(0.38)	$0.61

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$(0.38)	$0.61

Average Shares of Common Stock Outstanding – assuming dilution	428.8	423.1

Cash Dividends Per Common Share	$0.025	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,749	$1,892
Accounts and notes receivable, net	2,867	2,695
Inventories	2,145	2,179
Deferred income tax assets	334	368
Other current assets	454	417

Total Current Assets	7,549	7,551

Plants, Properties and Equipment, net	12,235	12,688
Forestlands	737	757
Investments	1,077	1,077
Goodwill	2,267	2,290
Deferred Charges and Other Assets	1,277	1,185

Total Assets	$25,142	$25,548

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$358	$304
Accounts payable	2,217	2,058
Accrued payroll and benefits	325	473
Other accrued liabilities	1,183	1,177

Total Current Liabilities	4,083	4,012

Long-Term Debt	8,597	8,729
Deferred Income Taxes	2,392	2,425
Pension Benefit Obligation	2,766	2,765
Postretirement and Postemployment Benefit Obligation	524	538
Other Liabilities	728	824
Equity
Common stock, $1 par value, 2010 – 437.6 shares and 2009 – 437.0 shares	438	437
Paid-in capital	5,749	5,803
Retained earnings	1,774	1,949
Accumulated other comprehensive loss	(2,115)	(2,077)

	5,846	6,112
Less: Common stock held in treasury, at cost, 2010 – 1.2 shares and 2009 – 3.9 shares	27	89

Total Shareholders’ Equity	5,819	6,023

Noncontrolling interests	233	232

Total Equity	6,052	6,255

Total Liabilities and Equity	$25,142	$25,548

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net earnings (loss)	$(153)	$261
Depreciation, amortization and cost of timber harvested	371	343
Deferred income tax provision, net	76	70
Restructuring and other charges	215	83
Payments related to restructuring and legal reserves	(2)	(15)
Equity losses, net	2	27
Periodic pension expense, net	59	61
Alternative fuel mixture credits receivable	0	(395)
Other, net	(104)	60
Changes in current assets and liabilities
Accounts and notes receivable	(206)	212
Inventories	(51)	146
Accounts payable and accrued liabilities	(14)	(53)
Interest payable	42	18
Other	(76)	(24)

Cash Provided by Operations	159	794

Investment Activities
Invested in capital projects	(120)	(128)
Acquisitions, net of cash acquired	0	(8)
Other	(31)	(57)

Cash Used for Investment Activities	(151)	(193)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(26)	(10)
Issuance of debt	38	486
Reduction of debt	(120)	(1,036)
Change in book overdrafts	(27)	(80)
Dividends paid	(11)	(108)
Other	(3)	(11)

Cash Used for Financing Activities	(149)	(759)

Effect of Exchange Rate Changes on Cash	(2)	(31)

Change in Cash and Temporary Investments	(143)	(189)
Cash and Temporary Investments
Beginning of period	1,892	1,144

End of period	$1,749	$955

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in International Paper’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2009 which have previously been filed with the Securities and Exchange Commission.

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

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Accounting For Distributions to Shareholders:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Accounting Standards Codification (ASC) 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance is effective for interim and annual periods ending on or after December 15, 2009 (calendar year 2009), and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Accounting for Decreases in Ownership of a Subsidiary:

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or derecognition of a group of assets. This guidance was effective on a retrospective basis to January 1, 2009. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

Revenue Arrangements with Multiple Deliverables:

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Variable Interest Entities:

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidations.” This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010 and it did not have an effect on the accompanying consolidated financial statements.

Transfers of Financial Assets:

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in ASC 860, “Transfers and Servicing.” This guidance eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010 and it did not have an effect on the accompanying consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to performing and disclosing subsequent events procedures. The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements.

Other-Than-Temporary Impairment for Debt Securities:

In April 2009, the FASB issued new guidance under ASC 320, “Investments – Debt and Equity Securities,” which provides a new other-than-temporary impairment model for debt securities. This guidance was effective for financial statements issued for fiscal years (and interim periods) ending after June 15, 2009. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

Fair Value Measurements:

In April 2009, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on estimating the fair value of an asset or liability (financial or nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The application of the requirements of this guidance did not have a material effect on the accompanying consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which further amends ASC 820 by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which further amends ASC 820 to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements.

NOTE 3 – EQUITY

A summary of the changes in equity for the three month periods ended March 31, 2010 and 2009 is provided below:

	Three Months Ended March 31,
	2010			2009
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,023	$232	$6,255	$4,169	$232	$4,401
Issuance of stock for various plans, net	47	0	47	36	0	36
Repurchase of stock	(26)	0	(26)	(10)	0	(10)
Common stock dividends ($0.025 per share in 2010 and $0.25 per share in 2009)	(13)	0	(13)	(112)	0	(112)
Dividends paid to noncontrolling interests by subsidiary	0	(1)	(1)	0	(4)	(4)
Acquisition of noncontrolling interests	(12)	(7)	(19)	0	0	0
Comprehensive income (loss):
Net earnings (loss)	(162)	9	(153)	257	4	261
Amortization of pension and post- retirement prior service costs and net loss:
U.S. plans	30	0	30	31	0	31
Non-U.S. plans	0	0	0	7	0	7
Change in cumulative foreign currency translation adjustment	(69)	0	(69)	(229)	0	(229)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	4	0	4	(22)	0	(22)
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	(3)	0	(3)	17	0	17

Total comprehensive income (loss)			(191)			65

Balance, March 31	$5,819	$233	$6,052	$4,144	$232	$4,376

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4 – EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings (loss) per common share, and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Earnings (loss)	$(162)	$257
Effect of dilutive securities (a)	0	0

Earnings (loss) – assuming dilution	$(162)	$257

Average common shares outstanding	428.8	423.1
Effect of dilutive securities
Restricted performance share plan (a)	0	0
Stock options (b)	0	0

Average common shares outstanding – assuming dilution	428.8	423.1

Basic earnings (loss) per common share	$(0.38)	$0.61

Diluted earnings (loss) per common share	$(0.38)	$0.61

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 20.1 million shares and 23.7 million shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

2010:

Restructuring Charges and Other Charges

During the first quarter of 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded, including a $204 million pre-tax charge ($124 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (including $190 million of accelerated depreciation), a $4 million pre-tax charge ($2 million after taxes) for costs related to the early extinguishment of debt, a $3 million pre-tax charge ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations and charges of $4 million (before and after taxes) for other items. Additionally, a $46 million after-tax charge was recorded for tax adjustments related to incentive compensation and postretirement prescription drug coverage (see Note 9).

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2009:

Restructuring Charges and Other Charges

During the first quarter of 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded, including a $52 million charge before taxes ($32 million after taxes) for severance and benefits associated with the Company’s 2008 overhead reduction program, a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, a $6 million charge before taxes ($4 million after taxes) for closure costs for the Franklin, Virginia, lumber mill, sheet converting plant and converting innovations center, and a $2 million pre-tax charge ($1 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations. Additionally, a $20 million charge was recorded related to certain tax adjustments (see Note 9).

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the 2009 first quarter, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $516 million, approximately $145 million of which was received in cash during the quarter, and accrued approximately $42 million for estimated eligible alternative fuel usage through March 31, 2009 to be included in subsequent filings. Accordingly, the accompanying statement of operations for the three months ended March 31, 2009 includes a credit of approximately $540 million in Cost of products sold ($330 million after taxes), representing eligible alternative fuel mixture credits earned through March 31, 2009, less $18 million of associated expenses. This credit expired on December 31, 2009.

NOTE 6 – ACQUISITIONS, EXCHANGES AND JOINT VENTURES

On August 4, 2008, International Paper completed the acquisition of the assets of Weyerhaeuser Company’s Containerboard, Packaging and Recycling (CBPR) business for approximately $6 billion in cash, subject to post-closing adjustments. The CBPR operating results are included in International Paper’s North American Industrial Packaging business from the date of acquisition.

Selling and administrative expenses for the three months ended March 31, 2009 included charges of $36 million before taxes ($22 million after taxes) of costs related to the integration of the CBPR business.

NOTE 7 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.5 billion and $1.6 billion at March 31, 2010 and December 31, 2009, respectively.

Inventories by major category were:

In millions	March 31, 2010	December 31, 2009
Raw materials	$346	$307
Finished pulp, paper and packaging	1,378	1,443
Operating supplies	365	377
Other	56	52

Total	$2,145	$2,179

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Depreciation Expense was $355 million and $335 million for the first three months of 2010 and 2009, respectively. Accumulated depreciation was $18.1 billion at March 31, 2010 and $17.8 billion at December 31, 2009. The allowance for doubtful accounts was $140 million at March 31, 2010 and $136 million at December 31, 2009.

There was no material activity related to asset retirement obligations during either of the first quarters of 2010 or 2009.

Interest payments made during the three-month periods ended March 31, 2010 and 2009 were $105 million and $89 million, respectively. Capitalized interest costs were $3 million for both of the three month periods ended March 31, 2010 and 2009. Total interest expense was $158 million for the first three months of 2010 and $173 million for the first three months of 2009. Interest income was $9 million for both of the three month periods ended March 31, 2010 and 2009. Interest expense and interest income in 2010 and 2009 exclude approximately $10 million and $44 million, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset. An income tax refund of $7 million was received and income tax payments of $1 million were made during the first three months of 2010 and 2009, respectively.

Equity earnings (losses), net of taxes includes the Company’s share of earnings from its investment in Ilim (losses of $3 million and $26 million for the three months ended March 31, 2010 and 2009, respectively) and certain other smaller investments.

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2010	2009
Service cost	$1	$1
Interest cost	6	8
Actuarial loss	4	8
Amortization of prior service credit	(8)	(7)

Net postretirement benefit expense (a)	$3	$10

(a)	Excludes a $1.5 million charge for the three-month period ended March 31, 2009 for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

NOTE 8 – GOODWILL AND OTHER INTANGIBLES

The following tables present changes in goodwill balances as allocated to each business segment for the three-month periods ended March 31, 2010 and 2009:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2010
Goodwill	$1,131	$2,423		$1,765	$400	$5,719
Accumulated impairment losses (a)	0	(1,765)		(1,664)	0	(3,429)

	$1,131	$658		$101	$400	$2,290

Reclassifications and other (b)	(2)	(14)		0	0	(16)
Additions/reductions	0	(7	)(c)	0	0	(7)

Balance as of March 31, 2010
Goodwill	1,129	2,402		1,765	400	5,696
Accumulated impairment losses (a)	0	(1,765)		(1,664)	0	(3,429)

Total	$1,129	$637		$101	$400	$2,267

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2009
Goodwill	$989		$2,302		$1,766	$399	$5,456
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	$989		$537		$102	$399	$2,027

Reclassifications and other (b)	(1)		2		0	(2)	(1)
Additions/reductions	92	(c)	(5	)(d)	0	0	87

Balance as of March 31, 2009
Goodwill	1,080		2,299		1,766	397	5,542
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,080		$534		$102	$397	$2,113

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects purchase accounting adjustments related to the CBPR acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

The net carrying amount of identifiable intangible assets, excluding goodwill, was $236 million and $248 million at March 31, 2010 and December 31, 2009, respectively. The Company recognized amortization expense related to intangible assets of approximately $8 million for the first three months of both 2010 and 2009.

NOTE 9 – INCOME TAXES

During the first quarter of 2010, due to current period transactions and expirations of the statutes of limitations, unrecognized tax benefits decreased by $116 million to $192 million (with an immaterial impact on earnings) and accrued estimated interest and tax penalties decreased by $9 million to $86 million. The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $30 million during the next 12 months.

In the 2010 first quarter, the Company recorded in Income tax provision (benefit), charges totaling $46 million, consisting of a $14 million adjustment of deferred income tax assets relating to incentive compensation payments during the quarter and a $32 million charge to reduce deferred income tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement) as a result of the recently enacted the “Healthcare and Education Reconciliation Act of 2010.”

During the 2009 first quarter, the Company recorded in Income tax provision (benefit), charges totaling $20 million, consisting of a $14 million adjustment of deferred income tax assets relating to incentive compensation payments during the quarter and a $6 million charge relating to state income tax legislation.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

During the 2009 third quarter, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study for the site. The EPA has indicated that it intends to select a proposed remedial action alternative from those identified in the study and present this proposal for public comment. Since it is not currently possible to determine the final remedial action that will be required, the Company has accrued an estimate of the minimum costs that could be required for this site. When the remediation plan is finalized by the EPA, it is possible that the remediation costs could be significantly higher than amounts currently recorded.

In April of 2010, the South Carolina Department of Health and Environmental Control (DHEC) issued a proposed consent order to the Company with a civil penalty of $115,000. The penalty has been levied for self-disclosed failures by the Company’s Georgetown mill to operate within carbon monoxide and total reduced sulfur emission limits under the mill’s Part 70 (Title V) Air Quality Operating Permit.

International Paper is involved in various inquiries, administrative proceedings and litigation relating to contracts, sales of property, intellectual property, environmental and safety matters, tax, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened, or all of them combined, will not have a material adverse effect on its consolidated financial statements.

NOTE 11 – VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the 2006 fourth quarter, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the three months ended March 31, 2010 and the year ended December 31, 2009.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at March 31, 2010 and December 31, 2009. Remaining borrowings of $131 million and $144 million at March 31, 2010 and December 31, 2009, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million and $46 million is included in short-term debt at March 31, 2010 and December 31, 2009, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes (the Monetized Notes) and cash having a value of approximately $1.0 billion to these entities in exchange for

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required for the three months ended March 31, 2010 and the year ended December 31, 2009. At March 31, 2010, International Paper’s $543 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. International Paper’s preferred interest in the remaining entity of $484 million is included in Investments in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009. Other outstanding debt related to the above transactions of $445 million and $465 million is included in Long-term debt and $26 million and $7 million is included in short-term debt in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

Based on an analysis of these entities under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the above entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structures is the value of the Timber Notes and Monetized Notes, the assets most significantly impacting each structure’s economic performance. The credit quality of the Timber Notes and Monetized Notes are supported by irrevocable letters of credit obtained by the third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes, Monetized Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes and Monetized Notes, however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

Preferred Securities of Subsidiaries:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of March 31, 2010, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Non-controlling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million and $2 million for the three months ended March 31, 2010 and 2009, respectively. The expense related to these preferred securities is shown in Net earnings attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 12 – DEBT

In the first quarter of 2010, International Paper repaid approximately $120 million of notes with interest rates ranging from 5.25% to 7.4% and original maturities from 2010 to 2027. Pre-tax early debt retirement costs of $5 million related to first-quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $1 million gain on associated interest rate swaps as discussed in Note 13).

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of the end of the 2009 third quarter, the $468 million loan was repaid. Other debt activities in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At March 31, 2010 and December 31, 2009, International Paper classified $445 million and $450 million, respectively, of commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidence by its contractually committed credit facility, to renew or convert these obligations.

At March 31, 2010, the fair value of International Paper’s $8.96 billion of debt was approximately $9.81 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. Subsequent to the first quarter, on April 1, 2010, Moody’s revised its outlook from negative to stable.

NOTE 13 – DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the hedge accounting criteria, International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Deferred charges and other assets, Other accrued liabilities and Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Accumulated other comprehensive income (AOCI) for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized currently in earnings together with changes in the fair value of any derivatives not designated as hedges.

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, totaled a gain of approximately $2 million for the three months ended March 31, 2010 and a loss of approximately $53 million for the three months ended March 31, 2009. As of March 31, 2010 and December 31, 2009, outstanding undesignated foreign exchange contracts included the following:

Undesignated Volumes

In millions	March 31, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / European euro	45	108
European euro / Great British pounds	30	29
European euro / Polish zloty	41	39
European euro/ U.S. dollar	3	9
South Korean won / U.S. dollar	3,629	3,629

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Interest rate swap agreements at March 31, 2010, of $1 billion floating-to-fixed notional and an offsetting $1 billion fixed-to-floating notional, do not qualify as hedges under the accounting guidance and mature in September 2010. Changes in the fair value of these instruments, recognized in earnings, totaled a gain of $7 million for the three months ended March 31, 2010.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed-rate debt. At March 31, 2010 and December 31, 2009, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $374 million and $1.1 billion, respectively.

In January 2010, approximately $700 million fixed-to-floating interest rate swaps that were issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2015.

In the first quarter of 2010, a previously deferred gain of $1 million was recognized in earnings in connection with early debt retirements. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At March 31, 2010 and December 31, 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At March 31, 2010, the hedged volumes of these energy contracts totaled 600,000 barrels of fuel oil and 19 million

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

MMBTU (Million British Thermal Units) of natural gas. At December 31, 2009, the hedged volumes totaled 900,000 barrels of fuel oil and 21 million MMBTUs of natural gas. These contracts had maturities of three years or less as of March 31, 2010. Deferred losses totaling $16 million after taxes at March 31, 2010 are expected to be recognized through earnings within the next 12 months.

Foreign Currency Risk

Foreign exchange contracts are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At March 31, 2010, these contracts have maturities of three years or less. Deferred gains of $23 million after taxes at March 31, 2010 are expected to be recognized through earnings within the next 12 months. As of March 31, 2010 and December 31, 2009, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

Designated Volumes

In millions	March 31, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	8	11
U.S. dollar / Brazilian real	315	265
Great British pounds / Brazilian real	9	12
European euro / Polish zloty	233	164

Fair Value Measurements

International Paper’s financial assets and liabilities that are recorded at fair value on a recurring basis consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. In addition, a consolidated subsidiary of International Paper contains an embedded derivative. For these financial instruments and the embedded derivative, fair value is determined at each balance sheet date using an income approach. Below is a description of the valuation calculation and the inputs used for each class of contract:

Interest Rate Contracts

Interest rate forward contracts are valued using swap curves obtained from an independent market data provider. The market value of each contract is the sum of the fair value of all future interest payments between the contract counterparties, discounted to present value. The fair value of the future interest payments is determined by comparing the contract rate to the derived forward interest rate and present valued using the appropriate derived interest rate curve.

Fuel Oil Contracts

Fuel oil forward contracts are valued using the average of two forward fuel oil curves as quoted by third parties. The fair value of each contract is determined by comparing the strike price to the forward price of the corresponding fuel oil contract and present valued using the appropriate interest rate curve.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Natural Gas Contracts

All natural gas contracts are traded over-the-counter and settled using the NYMEX last day settle price; therefore, forward contracts are valued using the closing prices of the NYMEX natural gas future contracts. The fair value of each contract is determined by comparing the strike price to the closing price of the corresponding natural gas future contract and present valued using the appropriate interest rate curve.

Foreign Exchange Contracts

Foreign currency forward contracts are valued using foreign currency forward and interest rate curves obtained from an independent market data provider. The forward rates are interpolated for each date a contract matures. The fair value of each contract is determined by comparing the contract rate to the interpolated forward rate. The fair value is present valued using the appropriate derived interest rate curve.

Embedded Derivative

The embedded derivative is valued using a hypothetical interest rate derivative with identical terms. The hypothetical interest rate derivative contracts are fair valued as described above under Interest Rate Contracts.

Since the volume and level of activity of the markets that each of the above contracts are traded in has been normal, the fair value calculations have not been adjusted for inactive markets or disorderly transactions.

The guidance for fair value measurements and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Transfers between levels are recognized at the end of the reporting period. All of International Paper’s fair value measurements use Level 2 inputs. The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$4	(a)	$5	(e)	$6	(g)	$20	(g)
Fuel oil contracts – cash flow	12	(b)	16	(f)	2	(h)	4	(h)
Natural gas contracts – cash flow	0		0		52	(i)	38	(k)
Foreign exchange contracts – cash flow	46	(c)	32	(b)	1	(g)	0

Total derivatives designated as hedging instruments	$62		$53		$61		$62

Derivatives not designated as hedging instruments
Interest rate contracts	$1	(b)	$1	(b)	$23	(j)	$29	(l)
Embedded derivatives	7	(d)	6	(d)	0		0
Foreign exchange contracts	3	(b)	2	(b)	1	(h)	2	(h)

Total derivatives not designated as hedging instruments	$11		$9		$24		$31

Total derivatives	$73		$62		$85		$93

(a)	Included in Accounts and notes receivable, net in the accompanying consolidated balance sheet.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $35 million recorded in Other current assets and $11 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $2 million recorded in Accounts and notes receivable, net, and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(f)	Includes $13 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
(h)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(i)	Includes $36 million recorded in Other accrued liabilities and $16 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(j)	Includes $16 million recorded in Other accrued liabilities and $7 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(k)	Includes $26 million recorded in Other accrued liabilities and $12 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(l)	Includes $23 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table provides the change in AOCI, net of tax, related to derivative instruments for the three months ended March 31:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	(Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
	2010	2009		2010	2009
Interest rate contracts	$0	$(1)	Interest expense, net	$0	$5
Fuel oil contracts	(1)	3	Cost of products sold	(1)	3
Natural gas contracts	(14)	(18)	Cost of products sold	6	6
Foreign exchange contracts	19	(6)	Cost of products sold	(8)	3

Total	$4	$(22)		$(3)	$17

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $67 million as of March 31, 2010 and $65 million as of December 31, 2009. The Company was required to post $2 million of collateral as of March 31, 2010 and an immaterial amount of collateral as of December 31, 2009 due to exceeding the counterparty’s collateral threshold in the normal course of business. In addition, existing derivative contracts provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

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

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the financial statements included in International Paper’s 2009 10-K.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2010	2009
Service cost	$29	$31
Interest cost	136	137
Expected return on plan assets	(158)	(158)
Actuarial loss	44	44
Amortization of prior service cost	8	7

Net periodic pension expense (a)	$59	$61

(a)	Excludes a charge of $31 million for the three-month period ended March 31, 2009 for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plan in 2010. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2010. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the quarter ended March 31, 2010.

NOTE 15 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards in the discretion of the Committee, and cash-based awards. The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in International Paper’s 2009 10-K. As of March 31, 2010, 16.8 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2010 and 2009 was $7 million and $17 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 for both of the three-month periods ended March 31, 2010 and 2009. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $75 million and $28 million for the three-month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010, $84 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Performance-Based Restricted Share Program

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee to approximately 1,200 employees. Awards are earned based on the achievement of defined performance rankings of return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

PSP awards issued to certain members of senior management are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expected volatility	33.83% - 61.62%	33.83% - 89.60%
Risk-free interest rate	0.28% - 1.49%	0.54% - 1.27%

The following summarizes the activity for PSP for the three months ended March 31, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	6,066,050	$24.28
Granted	3,829,233	28.94
Shares Issued (a)	(2,743,084)	33.42
Forfeited	(130,632)	20.13

Outstanding at March 31, 2010	7,021,567	$23.33

(a)	Includes 110,285 shares held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of March 31, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	22,217,057	$39.24
Granted	0	0
Exercised	0	0
Forfeited	(3,350)	35.80
Expired	(2,078,854)	57.64

Outstanding at March 31, 2010	20,134,853	$37.34	2.8	$0

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

All options were fully vested and exercisable as of March 31, 2010.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	83,000	$33.93
Granted	125,000	26.49
Shares Issued	(19,000)	29.67
Forfeited	0	0

Outstanding at March 31, 2010	189,000	$29.44

NOTE 16 – INDUSTRY SEGMENT INFORMATION

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging, Distribution and Forest Products, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
In millions	2010	2009
Industrial Packaging	$2,220	$2,180
Printing Papers	1,405	1,325
Consumer Packaging	805	715
Distribution	1,580	1,590
Forest Products	10	5
Corporate and Inter-segment Sales	(213)	(147)

Net Sales	$5,807	$5,668

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Operating profit by industry segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
In millions	2010		2009
Industrial Packaging	$41	(2)	$360	(5,6)
Printing Papers	(78	)(3)	312	(5,7)
Consumer Packaging	28	(4)	112	(4,5)
Distribution	21		(7)
Forest Products	8		2

Operating Profit (1)	20		779
Interest expense, net	(149)		(164)
Noncontrolling interest/equity earnings adjustment (8)	8		6
Corporate items, net	(51)		(51)
Restructuring and other charges	(3)		(52)

Earnings (loss) from continuing operations before income taxes and equity earnings	$(175)		$518

Equity earnings (loss), net of taxes – Ilim (1)	$(3)		$(26)

(1)	In addition to the operating profits shown above, International Paper recorded equity losses, net of taxes, of $3 million and $26 million for the three months ended March 31, 2010 and 2009, respectively, related to its equity investment in Ilim, a separate reportable industry segment.
(2)	Includes charges of $3 million for costs related to the shutdowns of U.S. mills in the fourth quarter of 2009 and $2 million for additional closure costs for the Etienne mill in France for the three months ended March 31, 2010.
(3)	Includes a charge of $204 million for the three months ended March 31, 2010 for shutdown costs for the Franklin, Virginia mill.
(4)	Includes charges of $3 million and $2 million for the three months ended March 31, 2010 and 2009, respectively, related to the reorganization of the Company’s Shorewood operations.
(5)	Includes gains of $208 million in the Industrial Packaging segment, $240 million in the Printing Papers segment and $92 million in the Consumer Packaging segment relating to alternative fuel mixture credits for the three months ended March 31, 2009.
(6)	Includes a charge of $36 million for the three months ended March 31, 2009 for CBPR integration costs.
(7)	Includes charges of $23 million and $6 million for the three months ended March 31, 2009 for the closure of the Inverurie, Scotland mill and the shutdown of the Franklin, Virginia lumber mill, sheet converting plant and converting innovations center, respectively.
(8)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

NOTE 17 – SUBSEQUENT EVENTS

On April 26, 2010, International Paper announced that it had signed a definitive agreement to purchase SCA’s packaging business in Asia for $200 million in cash, subject to post-closing adjustments. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia. The Company expects to complete the acquisition in the second quarter of 2010, subject to regulatory approval of the transaction in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Our 2010 first quarter was a tough quarter, but in line with original expectations, and improved as we exited March. The quarter began with a continuation of the challenges we faced at the end of 2009, as a lack of wood caused by unusually wet conditions led to an increase in prices for virgin fiber and recycled fiber prices escalated due to higher demand. We experienced increases in other input costs as well, such as natural gas, and absorbed, in total, approximately $144 million of input cost increases compared to the 2009 fourth quarter. Additionally, extreme cold and wet weather conditions in conjunction with the fiber shortages contributed to inefficient and more costly operations at certain of our mills in January and February. Despite an increase in export demand, volumes remained stable with the fourth quarter of 2009 as our export shipments were constrained as the lack of wood contributed to lower production. We did see good results from our European and Asian operations, and price increases announced during the quarter by nearly all of our businesses began to take hold toward the end of March around the world. Fixed cost reductions in our North American mill system and headcount reductions at our xpedx distribution operations also contributed positively to our results during the first quarter. The quarter was also marked by extensive mill maintenance outages as we incurred almost half of our total planned 2010 mill maintenance outages in the first quarter for the industrial packaging segment.

While our results early in the first quarter were disappointing, we saw improvement in March as we realized previously announced price increases and input costs showed signs of easing. Prices for softwood virgin fiber are decreasing more rapidly than hardwood, and recycled fiber price reductions are expected to outpace both. We have seen a decrease in natural gas prices as well. Overall, we expect second quarter input costs will be similar to first quarter costs, on average, but will be trending down during the second quarter. The global economy is showing signs of improving, and we expect second quarter earnings to increase significantly. In addition to the realization of price increases announced in the first quarter, we are beginning to realize additional price increases announced in the second quarter. Demand should remain stable for paper in North America and Europe and increase in Brazil and Asia. Packaging demand is expected to improve in North America and remain stable in Europe. We will incur additional expenses of over $20 million for maintenance outages in our mill system in the second quarter, primarily in the paper segment in Europe, North America and Brazil. At the end of the second quarter we plan to have incurred about two-thirds of our maintenance outages for the year. Earnings from xpedx should remain solid, and the contribution from our Ilim Holding S.A. (Ilim) joint venture will return to profitability, reflecting the impact of selling price increases that will be partially offset by higher input costs.

First quarter 2010 earnings per share attributable to International Paper shareholders before special items were $0.04, compared with $0.24 for the fourth quarter of 2009 and $0.08 for the first quarter of 2009. Diluted earnings (loss) per share attributable to International Paper shareholders were $(0.38) in the first quarter of 2010, compared with $(0.24) in the fourth quarter of 2009 and $0.61 in the first quarter of 2009.

Earnings per share attributable to International Paper shareholders before special items is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper shareholders is the most direct comparable GAAP measure. The Company calculates earnings per share before special items by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with diluted earnings (loss) per share, provides for a more complete analysis of the results of operations by quarter. The following is a reconciliation of earnings per share attributable to International Paper shareholders before special items to diluted earnings (loss) per share attributable to International Paper shareholders.

	Three Months Ended March 31,		Three Months Ended December 31, 2009
	2010	2009
Earnings Per Share Before Special Items	$0.04	$0.08	$0.24
Restructuring and other charges	(0.31)	(0.15)	(1.52)
CBPR business integration costs	0	(0.05)	(0.02)
Alternative fuel mixture credits	0	0.78	1.11
Net losses on sales and impairments of businesses	0	0	(0.02)
Income tax adjustments	(0.11)	(0.05)	(0.03)

Diluted Earnings (Loss) Per Common Share as Reported	$(0.38)	$0.61	$(0.24)

RESULTS OF OPERATIONS

For the first quarter of 2010, International Paper Company reported net sales of $5.8 billion, compared with $5.7 billion in the first quarter of 2009 and $6.0 billion in the fourth quarter of 2009.

Net losses attributable to International Paper totaled $162 million, or $0.38 per share, in the 2010 first quarter. This compared with earnings of $257 million, or $0.61 per share, in the first quarter of 2009 and a loss of $101 million, or $0.24 per share, in the fourth quarter of 2009.

Earnings Attributable to International Paper Company

(after tax, in millions)

Compared with the first quarter of 2009, earnings in the 2010 first quarter benefited from higher sales volumes and lower lack-of-order downtime ($117 million), lower operating costs, partially offset by an unfavorable mix of products sold ($33 million), slightly higher earnings from land and mineral sales ($4 million), and lower net interest expense ($11 million). These benefits were offset by lower average sales price realizations ($119 million), higher mill outage costs ($20 million), higher raw material and freight costs ($59 million), and higher corporate items and other costs ($7 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim were $23 million higher in the 2010 first quarter than in the 2009 first quarter. Net special items were a loss of $178 million in the 2010 first quarter, compared with a gain of $224 million in the 2009 first quarter.

Compared with the fourth quarter of 2009, earnings benefited from higher average sales price realizations ($39 million) and lower operating costs and a more favorable mix of products sold ($80 million). These benefits were more than offset by the net impact of lower sales volumes partially offset by lower lack-of-order downtime ($30 million), higher raw material and freight costs ($112 million), higher mill outage costs ($27 million), lower earnings from land and mineral sales ($8 million), increased corporate items and other costs ($23 million), and a higher income tax provision ($4 million) reflecting a higher estimated effective tax rate in the first quarter of 2010. Net interest expense decreased ($8 million). Equity earnings, net of taxes for Ilim decreased by $9 million versus the fourth quarter. Net special items were a loss of $178 million in the 2010 first quarter versus a loss of $203 million in the fourth quarter of 2009.

To measure the performance of the Company’s business segments from period to period without variations caused by certain items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and corporate special items that include restructuring charges, and gains (losses) on sales and impairments of businesses.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31,		December 31, 2009
In millions	2010	2009
Net Earnings (Loss) Attributable to International Paper Company	$(162)	$257	$(101)
Add back (deduct):
Income tax provision (benefit)	(24)	230	(321)
Equity (earnings) loss, net of taxes	2	27	(10)
Noncontrolling interests, net of taxes	9	4	4

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(175)	518	(428)
Interest expense, net	149	164	163
Noncontrolling interests / equity earnings included in operations	(8)	(6)	(4)
Corporate items	51	51	40
Special items:
Restructuring and other charges	3	52	81
Net loss on sales and impairments of businesses	0	0	1

	$20	$779	$(147)

Industry Segment Operating Profit
Industrial Packaging	$41	$360	$(391)
Printing Papers	(78)	312	137
Consumer Packaging	28	112	63
Distribution	21	(7)	26
Forest Products	8	2	18

Total Industry Segment Operating Profit (1)	$20	$779	$(147)

(1)	In addition to operating profit shown above, International Paper recorded equity losses, net of taxes, of $3 million and $26 million for the three months ended March 31, 2010 and 2009, respectively, and equity earnings, net of taxes, of $6 million for the three months ended December 31, 2009, related to its investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Segment Operating Profit

(in millions)

Industry segment operating profits of $20 million in the 2010 first quarter were lower than the $779 million in the 2009 first quarter, but higher than the loss of $147 million in the 2009 fourth quarter. Compared with the first quarter of 2009, earnings in the current quarter benefited from higher sales volumes and decreased lack-of-order downtime ($175 million), lower operating costs, partially offset by a less favorable mix of products sold ($50 million), and higher gains from land and mineral sales ($6 million). These benefits were offset by lower average sales price realizations ($179 million), higher mill outage costs ($30 million), higher raw material and freight costs ($88 million), and higher corporate items and other costs ($8 million). Special items consisted of a loss of $212 million in the 2010 first quarter, compared with a gain of $473 million in the 2009 first quarter.

Compared with the 2009 fourth quarter, operating profits benefited from higher average sales price realizations ($50 million) and lower operating costs and a favorable mix of products sold ($103 million). These benefits were more than offset by the net impact of lower sales volumes and lower lack-of-order downtime ($39 million), higher mill outage costs ($35 million), higher raw material and freight costs ($144 million), lower gains from land and mineral sales ($10 million), and higher corporate items and other costs ($14 million). Special items consisted of losses of $212 million in the 2010 first quarter and $468 million in the fourth quarter of 2009.

During the 2010 first quarter, International Paper took approximately 665,000 tons of downtime, including approximately 52,000 tons of combined lack-of-order and lack-of-wood downtime, and 412,000 tons related to the permanent shutdowns of our Pineville and Albany mills and the permanent shutdowns of paper machines at our Franklin and Valliant mills, compared with approximately 1.5 million tons of downtime in the first quarter of 2009, including 1.3 million tons that were market-related. The market-related downtime in the first quarter of 2009 included 98,000 tons related to the shutdown of a paper machine at our Valliant mill and 150,000 tons related to the shutdown of a paper machine at our Franklin mill and the permanent shutdown of our Bastrop mill in 2008. During the 2009 fourth quarter, International Paper took 808,000 tons of downtime, including 654,000 tons that were market-related. The market-related downtime in the fourth quarter of 2009 included 98,000 tons related to the shutdown of a paper machine at our Valliant mill, 54,000 tons related to the permanent shutdowns of our Pineville and Albany mills, and 150,000 tons related to the shutdown of a paper machine at our Franklin mill and the permanent shutdown of our Bastrop mill in 2008. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the first three months of 2010 and 2009 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2010	2009
Industrial Packaging
Corrugated Packaging	1,809	1,776
Containerboard	631	471
Recycling	580	595
Saturated Kraft	41	21
Bleached Kraft	22	13
European Industrial Packaging	258	270
Asia Industrial Packaging	140	88

Industrial Packaging	3,481	3,234

Printing Papers
U.S. Uncoated Papers	700	693
European and Russian Uncoated Papers	308	370
Brazilian Uncoated Papers	248	180
Asian Uncoated Papers	32	3

Uncoated Papers	1,288	1,246

Market Pulp (2)	351	317

Consumer Packaging
U.S. Coated Paperboard	339	290
European Coated Paperboard	90	87
Asian Coated Paperboard	221	189
Other Consumer Packaging	40	46

Consumer Packaging	690	612

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes internal sales to mills.

Income Taxes

An income tax benefit of $24 million was recorded for the 2010 first quarter. Excluding a $32 million expense to reduce deferred income tax assets related to postretirement prescription drug coverage (Medicare Part D reimbursements), a $14 million expense to reduce deferred income tax assets relating to incentive compensation payments and a benefit of $83 million relating to the tax effects of special items, the effective tax rate for operations was 32%.

In the 2009 fourth quarter there was an income tax benefit of $321 million. Excluding a $15 million expense relating to the write-off of a deferred income tax asset for a recycling tax credit in the state of Louisiana and a benefit of $363 million relating to the tax effects of special items, the effective tax rate for operations was 22% for the quarter. This rate reflected benefits from non-U.S. tax incentives and adjustments of tax estimates upon the filing of the Company’s 2008 non-U.S. income tax returns.

The income tax provision was $230 million for the 2009 first quarter. Excluding a $14 million expense attributable to an adjustment of deferred income tax assets relating to incentive compensation payments, a $6 million expense relating to recent state income tax legislative changes and an expense of $178 million relating to the tax effects of special items, the effective income tax rate for operations was 33% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2010 first quarter was $149 million compared with $163 million in the 2009 fourth quarter and $164 million in the 2009 first quarter. The lower net expense compared with the fourth quarter of 2009 relates primarily to higher interest expense recorded on unrecognized tax benefits in the fourth quarter of 2009. The lower net expense compared with the first quarter of 2009 is due to the repayment of $2.5 billion of debt in 2009.

Corporate items, net, of $51 million in the 2010 first quarter were higher than the $40 million of net expense in the 2009 fourth quarter, but were even with the $51 million of net expense in the 2009 first quarter. The increase compared with the prior quarter was due to higher pension expense.

Special Items

Restructuring and Other Charges

2010:

During the first quarter of 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded, including a $204 million pre-tax charge ($124 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (including accelerated depreciation of $190 million), a $4 million pre-tax charge ($2 million after taxes) for costs related to the early extinguishment of debt, a $3 million pre-tax charge ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations and charges of $4 million (before and after taxes) for other items. Additionally, a $46 million after-tax charge was recorded for tax adjustments related to incentive compensation and postretirement prescription drug coverage.

2009:

During the first quarter of 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded, including a $52 million charge before taxes ($32 million after taxes) for severance and benefits associated with the Company’s 2008 overhead reduction program, a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, a $6 million charge before taxes ($4 million after taxes) related to the shutdown of certain operations at the Franklin, Virginia mill, and a $2 million pre-tax charge ($1 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations. Additionally, a $20 million charge was recorded for certain tax adjustments.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first quarter of 2010.

Industrial Packaging

	2010	2009
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$2,220	$2,180	$2,210
Operating Profit (Loss)	41	360	(391)

Industrial Packaging net sales for the first quarter of 2010 were about even with the fourth quarter of 2009 and 2% higher than in the first quarter of 2009. Operating profits in the first quarter of 2010 included $5 million of additional expenses related to facility closures that were executed in the fourth quarter of 2009, while operating profits in the fourth quarter of 2009 included a gain of $212 million relating to alternative fuel mixture credits, expenses of $653 million for U.S. mill and paper machine shutdown costs, $17 million for costs related to the closure of the Etienne mill in France, $15 million for integration costs associated with the CBPR acquisition and $2 million for the impairment of an investment in a joint venture in Asia. Operating profits in the first quarter of 2009 included a gain of $208 million relating to alternative fuel mixture credits and expenses of $36 million for CBPR integration costs. Excluding these items, operating profits in the first quarter of 2010 were 45% lower than in the fourth quarter of 2009 and 76% lower than in the first quarter of 2009.

North American Industrial Packaging net sales were $1.9 billion in the first quarter of 2010, fourth quarter of 2009 and first quarter of 2009. Operating earnings were $20 million ($23 million excluding facility closure costs) in the first quarter of 2010 compared with a loss of $391 million (a gain of $65 million excluding alternative fuel mixture credits, facility and paper machine closure costs and CBPR integration costs) in the fourth quarter of 2009 and $347 million ($175 million excluding alternative fuel mixture credits and CBPR integration costs) in the first quarter of 2009.

Sales volumes in the first quarter of 2010 decreased compared with the fourth quarter of 2009 due to a reduction in sales of containerboard to export markets reflecting supply constraints from annual maintenance outages at the mills and fiber availability. Sales of containerboard to domestic markets increased and box sales volumes were higher. Average sales price realizations were higher reflecting the partial realization of price increases for both containerboard and boxes effective in January 2010. Input costs were sharply higher for wood and recycled fiber and also higher for energy. Operating costs were significantly lower due to the removal of fixed costs from the mill system with the closures of the Pineville and Albany mills in the fourth quarter of 2009. Planned maintenance downtime costs were about $45 million higher than in the fourth quarter of 2009 due to outages at the Savannah, Red River and Mansfield mills. In the first quarter of 2010, capacity was reduced by 377,000 tons related to the 2009 shutdowns of the Albany and Pineville mills and the idling of a paper machine at the Valliant mill and 15,000 tons of lack-of-wood downtime was taken. Lack-of-order downtime was approximately 380,000 tons in the fourth quarter of 2009, including approximately 150,000 tons related to the shutdowns of the Albany and Pineville mills and the shutdown of a paper machine at the Valliant mill.

Compared with the first quarter of 2009, sales volumes in the first quarter of 2010 improved as customer demand for boxes has begun to recover. Average sales price realizations were significantly lower reflecting the cumulative 2009 price declines. Input costs have increased sharply, primarily for wood and recycled fiber. Manufacturing operating costs were favorable due to the closures of the two mills in the 2009 fourth quarter and the realization of cost reduction and synergy initiatives in the box plants. Planned maintenance downtime costs were about $26 million higher than in the first quarter of 2009 when outages were taken at two mills. Lack-of-order downtime in the first quarter of 2009 was approximately 830,000 tons, including approximately 100,000 tons related to the idled paper machine at the Valliant mill.

Entering the second quarter of 2010, sales volumes are expected to increase as the demand for boxes continues to improve. Average sales price realizations should increase significantly as the January price increases for containerboard and boxes are fully realized and a second price increase announced in March is realized during the quarter. Input costs for wood and energy are expected to be lower, and recycled fiber costs which peaked in March are expected to decrease. Costs related to planned maintenance downtime should be about $26 million lower, and manufacturing operating costs are expected to be favorable.

European Industrial Packaging net sales were $245 million in the first quarter of 2010 compared with $260 million in the fourth quarter of 2009 and $240 million in the first quarter of 2009. Operating earnings were $22 million ($24 million excluding facility closure costs) in the first quarter of 2010 compared with about breakeven ($17 million excluding facility closure costs) in the fourth quarter of 2009 and $13 million in the first quarter of 2009.

Sales volumes in the first quarter of 2010 were slightly lower than in the fourth quarter of 2009 reflecting seasonality in the agricultural markets, although the winter fruit and vegetable season in Morocco and Spain was solid. Demand for packaging for industrial products was about even with fourth quarter levels. Sales margins decreased, but remained at a high level as higher costs for kraft and recycled containerboard were partially offset by box price increases. Other input costs were about flat. Operating costs were lower reflecting the absence of Moroccan restructuring costs and maintenance costs that occurred in the fourth quarter of 2009. Also, the removal of fixed costs associated with the Etienne mill favorably impacted earnings.

Compared with the first quarter of 2009, sales volumes increased significantly reflecting improved demand for packaging in the industrial markets and a much stronger fruit and vegetable season. Sales margins were slightly higher due to the current box price increases combined with lower containerboard costs year-over-year. Other input costs, primarily energy, were slightly favorable.

Looking ahead to the second quarter of 2010, sales volumes are expected to remain at solid levels. The summer agricultural season will begin toward the second half of the quarter and demand for industrial packaging should remain solid. Average sales margins are expected to reflect continuing increases in containerboard costs, partially offset by the realization of previously announced box sales price increases.

Asian Industrial Packaging net sales were $85 million in the first quarter of 2010 compared with $95 million in the fourth quarter of 2009 and $55 million in the first quarter of 2009. Operating earnings for the distribution activities of the business were a loss of $1 million in the first quarter of 2010 compared with a gain of $1 million in the fourth quarter of 2009 and about breakeven in the first quarter of 2009. Operating earnings for the packaging operations were about breakeven for the first quarter of 2010 and the first quarter of 2009, and a gain of $1 million in the fourth quarter of 2009. In addition, an expense of $2 million was taken in the fourth quarter of 2009 for the impairment of an investment in a joint venture.

Printing Papers

	2010	2009
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,405	$1,325	$1,525
Operating Profit (Loss)	(78)	312	137

Printing Papers net sales for the first quarter of 2010 were 8% lower than in the fourth quarter of 2009, but 6% higher than in the first quarter of 2009. Operating profits in the first quarter of 2010 included $204 million for closure costs for the Franklin mill, while operating profits in the fourth quarter of 2009 included a gain of $221 million for alternative fuel mixture credits and closure costs for the Franklin mill of $223 million. Operating profits in the first quarter of 2009 included a gain of $240 million for alternative fuel mixture credits and facility closure costs of $29 million. Excluding these items, operating profits in the first quarter of 2010 were 9% lower than in the fourth quarter of 2009, but were 25% higher than in the first quarter of 2009.

North American Printing Papers net sales were $685 million in the first quarter of 2010 compared with $700 million in the fourth quarter of 2009 and $705 million in the first quarter of 2009. Operating earnings were a loss of $134 million (a gain of $70 million excluding facility closure costs) in the first quarter of 2010 compared with $11 million ($70 million excluding alternative fuel mixture credits and facility closure costs) in the fourth quarter of 2009 and $276 million ($84 million excluding alternative fuel mixture credits and facility closure costs) in the first quarter of 2009.

Compared with the fourth quarter of 2009, sales volumes in the first quarter of 2010 decreased as export shipments were curtailed due to reduced production resulting from 18,000 tons of lack-of-wood downtime. Unusually wet weather in the southern U.S. in winter and early spring severely impacted the supply of wood during the fourth quarter of 2009 and the first quarter of 2010. Average sales price realizations increased reflecting the partial realization of an announced price increase for offset paper rolls and cut-size commodity paper. Average margins also improved due to a more favorable geographic mix of products sold. Input costs for wood, chemicals and energy were higher, while freight and distribution costs also increased. Manufacturing operating costs were unfavorable largely due to the effects of extreme weather conditions at certain of our facilities and due to inefficiencies caused by the wood supply shortages. We incurred lack-of-order downtime of 110,000 tons in the fourth quarter of 2009, including 30,000 tons related to the shutdown of a paper machine at the Franklin mill at the end of 2008. There was no lack-of-order downtime in the current quarter.

Sales volumes in the first quarter of 2010 increased slightly from the first quarter of 2009. Average sales price realizations were lower reflecting sales price declines experienced during 2009. Additionally, average margins decreased due to an increase in lower-margin export shipments. Input costs for wood, purchased pulp and energy were higher, but were partially offset by lower costs for chemicals. Planned maintenance downtime costs were higher in the first quarter of 2010, while operating costs were favorable. Lack-of-order downtime in the first quarter of 2009 was 182,000 tons, including 30,000 tons related to shutdown of a paper machine at the Franklin mill.

Entering the second quarter of 2010, domestic sales volumes are expected to be stable, but export shipments will decline due to wood supply constraints and lower production due to planned maintenance downtime. Average sales price realizations should improve reflecting the full-quarter impact of the price increase announced in February and the partial realization of a second quarter increase in uncoated freesheet prices. Average margins are expected to improve as increasing demand in the domestic market allows for a more favorable geographic mix. Planned mill maintenance downtime costs should be about $21 million higher than in the first quarter of 2010. Input costs are expected to decrease reflecting lower wood costs partially offset by higher energy costs.

European Printing Papers net sales were $315 million in the first quarter of 2010 compared with $340 million in the fourth quarter of 2009 and $325 million in the first quarter of 2009. Operating earnings were $48 million in the first quarter of 2010 compared with $46 million in the fourth quarter of 2009 and $2 million ($25 million excluding closure costs for the Inverurie, Scotland mill) in the first quarter of 2009.

Sales volumes in the first quarter of 2010 were lower than in the fourth quarter of 2009 reflecting reduced sales of uncoated freesheet paper, particularly in Russia, primarily due to the holiday season in January. Average sales price realizations for uncoated freesheet paper started to strengthen during the quarter across Europe. Pulp sales volumes and average sales price realizations increased, reflecting market conditions resulting from the supply reductions caused by the Chilean earthquake. Manufacturing costs were unfavorable due to seasonally higher energy consumption and lower wood yield, despite good operating performance in all three mills. Input costs for energy and wood were higher. Operating earnings were also adversely impacted by unfavorable foreign exchange effects.

Compared with the 2009 first quarter, sales volumes in the 2010 first quarter were significantly lower due to the closure of the Inverurie, Scotland mill at the end of the 2009 first quarter. Average sales price realizations for uncoated freesheet paper remained stable, while market pulp prices improved sharply from cyclically low levels in the first quarter of 2009. Manufacturing costs improved considerably, largely due to the absence of planned mill maintenance downtime in the 2010 first quarter compared with a maintenance outage at the Saillat mill in France in the 2009 first quarter. In addition, input costs in France were favorable, while chemical costs were also favorable in Russia and Poland. Foreign exchange effects had a slightly negative impact on earnings in the first quarter of 2010.

In the 2010 second quarter, average sales price realizations are expected to continue to improve as previously announced sales price increases begin to be realized. In Russia, planned maintenance downtime costs should be higher, and sales volumes are expected to be lower due to the associated reduction in production, but energy costs should decline due to seasonally lower tariffs and reduced consumption. Sales volumes in Poland are expected to decline as inventories are built in anticipation of a third quarter outage.

Brazilian Printing Papers net sales were $225 million in the first quarter of 2010 compared with $300 million in the fourth quarter of 2009 and $170 million in the first quarter of 2009. Operating earnings were $11 million in the first quarter of 2010 compared with $33 million in the fourth quarter of 2009 and $20 million in the first quarter of 2009.

Sales volumes in the first quarter of 2010 were lower than in the fourth quarter of 2009 reflecting seasonally weaker demand for uncoated freesheet paper which was worsened by a lower than expected back-to-school season in the domestic market. Average sales price realizations improved slightly as higher export paper and pulp prices were partially offset by lower domestic paper prices. Average margins were negatively affected by an increased proportion of lower-margin export sales. Input costs increased due to higher costs for purchased pulp and energy. Operating costs were favorable. Operating earnings in the first quarter of 2010 included a charge of $15 million for uncollectible accounts receivable while fourth-quarter 2009 results included a charge of $10 million related to a value-added-tax contingency.

Compared with the first quarter of 2009, sales volumes were higher due to increased export market sales. Average sales margins, however, were unfavorable reflecting the increased proportion of sales to lower-margin export markets. Input costs were higher reflecting increased costs for wood and energy, partially offset by lower costs for chemicals. Manufacturing operating costs were significantly favorable due to strong performance at the mills and the absence of the start-up costs associated with a new paper machine at the Tres Lagoas mill in the first quarter of 2009.

Entering the 2010 second quarter, sales volumes are expected to increase due to seasonally stronger domestic customer demand for uncoated freesheet paper. Average sales price realizations should improve substantially with the realization of announced price increases. Costs associated with planned maintenance downtime will be higher with outages scheduled at the Mogi Guacu and Tres Lagoas mills. Input costs are expected to increase, primarily for purchased pulp.

Asian Printing Papers net sales were $25 million in both the first quarter of 2010 and the fourth quarter of 2009 compared with minimal sales in the first quarter of 2009. Operating earnings were about breakeven in all periods presented.

U.S. Market Pulp net sales were $155 million in the first quarter of 2010 compared with $160 million in the fourth quarter of 2009 and $125 million in the first quarter of 2009. Operating earnings were a loss of $3 million in the first quarter of 2010 compared with income of $46 million (a loss of $11 million excluding alternative fuel mixture credits) in the fourth quarter of 2009 and $14 million (a loss of $28 million excluding alternative fuel mixture credits) in the first quarter of 2009.

Sales volumes in the first quarter of 2010 decreased compared with the fourth quarter of 2009, however, average margins improved, reflecting an increase in shipments of higher-margin fluff pulp and a decrease in shipments of roll pulp. Average sales price realizations were higher for softwood, hardwood and fluff pulp. Input costs increased for wood, energy and chemicals, and freight costs also increased due to higher rates for shipping overseas. Planned maintenance downtime costs were higher in the first quarter of 2010 with outages at the Georgetown and Pensacola mills.

Compared with the first quarter of 2009, sales volumes increased and lack-of-order downtime decreased from 48,000 tons in the first quarter of 2009 to none in the first quarter of 2010. Average sales price realizations increased reflecting the impact of recovering demand coupled with supply constraints resulting from the Chilean earthquake. Input costs for wood and energy were higher, but were partially offset by lower costs for chemicals. Planned maintenance downtime costs were higher in the first quarter of 2010, while operating costs decreased.

Looking ahead to the second quarter of 2010, average sales price realizations are expected to improve as previously announced price increases are realized. Planned maintenance downtime costs will increase with outages scheduled at the Pensacola and Riegelwood mills. Sales volumes are expected to be slightly lower than first-quarter 2010 levels as a result of the reduced production caused by these outages. Freight costs are expected to increase.

Consumer Packaging

	2010	2009
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$805	$715	$785
Operating Profit	28	112	63

Consumer Packaging net sales for the first quarter of 2010 were 3% higher than in the fourth quarter of 2009 and 13% higher than in the first quarter of 2009. Operating earnings in the first quarter of 2010 included $3 million of costs associated with the reorganization of the Shorewood business, while operating earnings in the fourth quarter of 2009 included a gain of $83 million for alternative fuel mixture credits, Franklin mill shutdown costs of $67 million and $2 million of Shorewood reorganization costs. Operating earnings in the first quarter of 2009 included a gain of $92 million for alternative fuel mixture credits and Shorewood reorganization costs of $2 million. Excluding these items, operating earnings in the first quarter of 2010 were 37% lower than in the fourth quarter of 2009, but 41% higher than in the first quarter of 2009.

North American Consumer Packaging net sales were $550 million in the first quarter of 2010 compared with $540 million in the fourth quarter of 2009 and $530 million in the first quarter of 2009. Operating earnings in the first quarter of 2010 were a loss of $4 million (a loss of $1 million excluding Shorewood reorganization costs) compared with income of $36 million ($22 million excluding alternative fuel mixture credits, Franklin mill shutdown costs and Shorewood reorganization costs) in the fourth quarter of 2009 and $94 million ($4 million excluding alternative fuel mixture credits and Shorewood reorganization costs) in the first quarter of 2009.

Coated Paperboard sales volumes in the first quarter of 2010 increased compared with the fourth quarter of 2009 across all product lines, but average sales price realizations declined slightly. Demand showed an improving trend as the quarter progressed. Input costs were significantly higher due to the impact of the wood shortage as well as higher costs for energy and chemicals. Planned maintenance downtime costs were lower with an outage at only one mill compared with two mills in the fourth quarter of 2009. Manufacturing costs were unfavorable reflecting low wood availability at the Texarkana mill and increased energy usage due to the winter weather. During the first quarter of 2010, the mills took 17,000 tons of combined lack-of-wood and lack-of-order downtime as well as 35,000 tons of reduced capacity related to the shutdown of a paper machine at the Franklin mill in the fourth quarter of 2009.

Compared with the first quarter of 2009, higher sales volumes reflected recovering market demand. In the first quarter of 2009, the business took 127,000 tons of lack-of-order downtime. Average sales price realizations were lower reflecting price decreases experienced in the second and third quarters of 2009. Input cost increases for wood and energy were partially offset by cost decreases for chemicals. Manufacturing operating costs were unfavorable due to inefficiencies related to the low wood availability at the Texarkana mill as well as reliability issues at the Augusta mill.

Shorewood sales volumes in the first quarter of 2010 were lower than in the fourth quarter of 2009 reflecting a seasonal decline in the home entertainment segment and lower shipments in the tobacco segment, partially offset by consumer products segment growth. Average margins were flat. Operating costs were favorable, reflecting the impact of business reorganization and cost reduction efforts. Compared with the first quarter of 2009, sales volumes were lower due to decreased sales in the tobacco segment. Average margins improved due to a more favorable mix of products sold and profit improvement from international growth.

Foodservice sales volumes in the first quarter of 2010 were lower than in the fourth quarter of 2009 due to normal seasonal factors, but trended up significantly throughout the quarter. Average margins decreased slightly. Input costs were higher, primarily for resins, but operating costs improved. Compared with the first quarter of 2009, sales volumes in the first quarter of 2010 decreased. Average margins decreased as a result of lower average sales price realizations and higher input costs, primarily for resins. However, these factors were partially offset by a more favorable mix of products sold reflecting a greater proportion of hot cup sales and lower operating costs.

Looking forward to the second quarter of 2010, coated paperboard sales volumes are expected to improve as customer demand continues to grow. Average sales price realizations should increase as sales price increases for folding carton board, cup stock and coated bristols that were announced in the first quarter are realized. Planned maintenance downtime costs are expected to be about $13 million higher than in the first quarter with outages planned for the Riegelwood and Texarkana mills. Input costs, especially for hardwood, are expected to increase. Shorewood’s sales volumes are expected to increase reflecting higher demand in all product segments. Average margins and operating costs should improve while input costs will be up slightly. Sales volumes for Foodservice should improve due to seasonal increases in cold cup shipments as well as increased demand in the quick service restaurant market. However, the higher cold cup mix will reduce average margins. Sales price realizations are expected to be favorable, and operating costs should improve.

European Consumer Packaging net sales were $85 million in both the first quarter of 2010 and the fourth quarter of 2009 and $70 million in the first quarter of 2009. Operating earnings were $20 million in the first quarter of 2010 compared with $21 million in the fourth quarter of 2009 and $14 million in the first quarter of 2009.

Sales volumes in the first quarter of 2010 were slightly higher than in the fourth quarter of 2009. Average sales price realizations increased in local currency, but due to foreign exchange translation factors, decreased in U.S. dollars. Manufacturing operating costs at both the Svetogorsk and Kwidzyn mills were favorable, reflecting strong performance. Compared with the first quarter of 2009, sales volumes in the first quarter of 2010 were higher reflecting increasing market demand. Average sales price realizations increased significantly and economic conditions in Russia have improved.

Operating results in the 2010 second quarter will reflect costs associated with the planned maintenance shutdown of the Svetogorsk mill.

Asian Consumer Packaging net sales were $170 million in the first quarter of 2010 compared with $160 million in the fourth quarter of 2009 and $115 million in the first quarter of 2009. Operating earnings were $12 million in the first quarter of 2010 compared with $6 million in the fourth quarter of 2009 and $4 million in the first quarter of 2009.

Compared with the fourth quarter of 2009, the increase in operating earnings in the first quarter of 2010 is primarily related to the realization of sales price increases implemented during the quarter. Market demand for coated board was strong and manufacturing operations were solid. Compared with the first quarter of 2009, sales volumes increased reflecting improved market demand. Average sales price realizations were higher, but were partially offset by increased input costs, primarily for pulp.

Entering the second quarter of 2010, sales volumes are expected to remain strong. Average sales price realizations should increase with the full-quarter impact of the first quarter price increases and the partial realization of additional price increases; however average margins may be negatively impacted by higher input costs for pulp.

Distribution

	2010	2009
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,580	$1,590	$1,675
Operating Profit (Loss)	21	(7)	26

Distribution’s 2010 first quarter sales were 6% lower than in the fourth quarter of 2009 and 1% lower than in the first quarter of 2009. Earnings in the fourth quarter of 2009 included $5 million of costs related to the reorganization of the Company’s xpedx operations in New Jersey. Excluding this item, operating earnings in the first quarter of 2010 were 32% lower than in the fourth quarter of 2009, but significantly higher than in the first quarter of 2009.

First-quarter 2010 sales of papers and graphic arts supplies and equipment totaled $1.0 billion, unchanged when compared with both the fourth and first quarters of 2009. Trade margins as a percent of sales for printing papers increased from both the fourth and first quarters of 2009 due to shifts between warehouse sales and lower-margin sales shipped directly from the manufacturer. Packaging sales were $300 million in the first quarter of 2010 compared with $400 million in the fourth quarter of 2009 and $300 million in the first quarter of 2009. Trade margins as a percent of sales for packaging products increased from both the fourth and first quarters of 2009 reflecting changing product and service mix. Sales of facility supply products totaled $250 million in the first quarter of 2010 compared with $300 million in the fourth quarter of 2009 and $250 million in the first quarter of 2009.

Operating profits were $21 million in the first quarter of 2010 compared with $26 million in the fourth quarter of 2009 and a loss of $7 million in the first quarter of 2009. Earnings in the fourth quarter of 2009 benefited from a $17 million favorable inventory valuation adjustment that did not recur in the 2010 first quarter. Excluding this item, compared with the fourth quarter of 2009, improved trade margins and benefits from xpedx’s cost reduction program contributed to a substantial improvement in operations despite seasonally lower sales volume. Compared with the first quarter of 2009, operating profits increased principally due to higher sales volume, cost reduction initiatives and lower costs.

Looking ahead to the 2010 second quarter, operating results are expected to continue to benefit from continued margin and cost improvements.

Forest Products

	2010	2009
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$10	$5	$25
Operating Profit	8	2	18

Forest Products sales and profits are driven by forestland and mineral rights sales, which can vary from quarter to quarter due to various factors. Net sales in the first quarter of 2010 were 60% lower than in the fourth quarter of 2009, but double the level of the 2009 first quarter. Operating earnings in the first quarter of 2010 were 56% lower than in the fourth quarter of 2009, but significantly higher than in the first quarter of 2009.

For the remainder of 2010, the amount and timing of operating earnings will reflect the periodic sales of remaining acreage and mineral rights and will vary from quarter to quarter.

Equity Earnings, Net of Taxes – Ilim

On October 5, 2007, International Paper and Ilim announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2010 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended December 31, 2009 under the caption Equity earnings (losses), net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded an equity loss, net of taxes, of $3 million in the first quarter of 2010 related to operations in the fourth quarter of 2009 compared with a gain of $6 million recorded in the fourth quarter of 2009 related to operations in the third quarter of 2009. Sales volumes in the fourth quarter of 2009 increased from the prior quarter due to higher market pulp shipments partially offset by lower containerboard shipments. Average sales price realizations increased for market pulp, linerboard and other paper products in both domestic and export markets, reflecting a strengthening of demand in the Russian and Chinese markets. Input costs were unfavorable due to seasonally higher energy consumption and costs as well as seasonally higher wood costs. Additionally, foreign exchange losses of $2 million were recorded in the fourth quarter of 2009 compared with a gain of $2 million in the third quarter of 2009.

In the first quarter of 2009, the Company had recorded an equity loss, net of taxes, for Ilim of $26 million related to operations in the fourth quarter of 2008. Compared to the fourth quarter of 2008, sales volumes in the fourth quarter of 2009 increased primarily for market pulp and containerboard reflecting strong demand. Average sales price realizations were favorable for softwood pulp in the domestic and Chinese export markets. The business took 106,000 metric tons of lack-of-order downtime during the 2008 fourth quarter. In addition, operating results in the fourth quarter of 2008 included a $19 million charge to write-off project development expenses and a $5 million provision for the write-down of assets. Foreign exchange losses on the remeasurement of U.S. dollar-denominated debt were $15 million in the fourth quarter of 2008.

Looking forward to the second quarter of 2010, average sales price realizations are expected to be significantly higher as demand for pulp in China continues to grow and hardwood pulp prices in Europe also improve. Input costs will increase reflecting announced cost increases for gas, electricity and railway freight charges. The foreign exchange impact is not expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $159 million for the first three months of 2010, compared with $794 million for the comparable 2009 three-month period, reflecting the absence of cash received from alternative fuel mixture credits and an increase in cash used for working capital items in 2010. Earnings from operations adjusted for non-cash charges were $464 million for the first three months of 2010 compared to $495 million for the first three months of 2009. Cash used for working capital components totaled $305 million for the first three months of 2010, down from a source of $299 million for the comparable 2009 three-month period.

The Company generated free cash flow of approximately $39 million and $521 million in the first three months of 2010 and 2009, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following is a reconciliation of free cash flow to cash provided by operations:

	Three Months Ended March 31
	2010	2009
Cash provided by operations	$159	$794
Less:
Cash invested in capital projects	(120)	(128)
Cash received from alternative fuel mixture credits	0	(145)

Free Cash Flow	$39	$521

Investments in capital projects totaled $120 million in the first three months of 2010 compared to $128 million in the first three months of 2009. Full-year 2010 capital spending is currently expected to be approximately $800 million, or about 55% of depreciation and amortization expense for our current businesses.

Financing activities for the first three months of 2010 included an $82 million net reduction in debt versus a $550 million net reduction in debt during the comparable 2009 three-month period.

In the first quarter of 2010, International Paper repaid approximately $120 million of notes with interest rates ranging from 5.25% to 7.4% and original maturities from 2010 to 2027. In connection with these early debt retirements, previously deferred gains of $1 million related to earlier swap terminations were recognized in earnings. Pre-tax early debt retirement costs of $4 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in the first quarter of 2010, approximately $700 million fixed-to-floating interest rate swaps that were issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting gains of $2 million were deferred and recorded in Long-term debt and are being amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at the date of payment) with an original maturity date in August 2009. As of the end of the third quarter 2009, the $468 million loan was repaid. Other debt activity in the first quarter of 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

Also in the first quarter of 2009, International Paper terminated an interest rate swap with a notional value of $100 million designated as a fair value hedge, resulting in a gain of $11 million that was deferred and recorded in Long-term debt. As the swap agreement was terminated early, the resulting gain is being amortized to earnings over the life of the related debt through April 2016.

At March 31, 2010 and December 31, 2009, International Paper classified $445 million and $450 million, respectively, of commercial paper and bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first three months of 2010, International Paper issued approximately 3.8 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $26 million. During the first three months of 2009, International Paper issued approximately 4.0 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $10 million. Common stock dividend payments totaled $11 million and $108 million for the first three months of 2010 and 2009, respectively. Dividends were $.025 per share and $0.25 per share for the first three months in 2010 and 2009, respectively. In March 2009, the Company announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter. In April 2010, International Paper announced that the quarterly common stock dividend would be increased from $0.025 per share to $0.125 per share, effective for the dividend payable June 15, 2010 to shareholders of record on May 17, 2010.

At March 31, 2010, contractual obligations for future payments of debt maturities by calendar year were as follows: $320 million in 2010; $565 million in 2011; $224 million in 2012; $134 million in 2013; $561 million in 2014; $446 million in 2015; and $6.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (negative outlook) by Standard and Poor’s (S&P) and Moody’s Investor Services (Moody’s), respectively. Subsequent to the first quarter, on April 1, 2010, Moody’s revised its outlook from negative to stable.

At March 31, 2010, International Paper’s contractually committed bank credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed revolving bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($928 million at March 31, 2010) under a receivables securitization program. On January 13, 2010, the Company amended the receivables securitization program to, among other things, extend the maturity date from January 2010 to January 2011. The amended agreement has a facility fee of 0.50% payable monthly.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2010 through current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of The Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which had issued letters of credit that support $1.4 billion of installment notes received in connection with the Company’s 2006 sale of forestlands. Following this sale, the installment notes were contributed to third-party entities that used them as collateral for borrowings from a third-party lender. The related loan agreements require that if the credit rating of any bank issuing letters of credit is downgraded below a specified level, these letters of credit must be replaced within 60 days by letters of credit from another qualifying institution. Subsequent to the first quarter, on April 1, 2010, the issuer of installment notes completed the replacement.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. As is the case with other tax credits, claims are subject to possible future review by the U.S. Internal Revenue Service, who has the authority to propose adjustments to the amounts claimed. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the 2009 first quarter, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $516 million, approximately $145 million of which was received in cash during the quarter, and accrued approximately $42 million for estimated eligible alternative fuel usage through March 31, 2009 to be included in subsequent filings. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2009 includes a credit of approximately $540 million in Cost of products sold ($330 million after taxes), representing eligible alternative fuel mixture credits earned through March 31, 2009, less $18 million of associated expenses. This credit expired on December 31, 2009.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions, postretirement benefits other than pensions, and income taxes.

The Company has included in its 2009 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2010.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $59 million for International Paper’s U.S. plans for the three months ended March 31, 2010, or about $2 million less than the pension expense for the first three months of 2009. Net pension expense for non-U.S. plans was about $1 million and $2 million for the first three months of 2010 and 2009, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash payments are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2010, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.8 billion, consisting of approximately 47% equity securities, 34% fixed income securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plans in 2010. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2010. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $41 million in 2010.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors that could cause actual results to differ include, among other things, the following: changes in the cost or availability of raw materials, energy and transportation; economic cyclicality and changes in consumer preferences in the industries in which we operate; changes in the pricing and demand for our products; the effects of competition in the United States and internationally; adverse business and economic conditions; downgrades in credit ratings; the impairment of financial institutions with which we execute transactions; pension and health care costs; the amount of our debt obligations and our ability to refinance or repay our debt; pension plan funding obligations that could be material over the next several years; changes in international conditions; unanticipated expenditures relating to the cost of compliance with environmental and other governmental regulations; results of legal proceedings; material disruptions at one of our manufacturing facilities; and risks related to operations conducted by joint ventures. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 46 of International Paper’s 2009 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2009.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 10 to the financial statements in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	1,150,550	$22.67	0	0

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months during the quarter not presented above.

ITEM 6.	EXHIBITS

10.1	Amendment No. 3, dated as of January 13, 2010, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008 (the “Agreement”) by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks (as such terms are defined in the Agreement) from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.2	Consulting Agreement, dated February 19, 2010, by and between International Paper Company and Michael Balduino.

10.3	2010 Management Incentive Plan.

10.4	2010 Exhibits to the 2009 Executive Management Incentive Plan.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: May 7, 2010	By	/S/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: May 7, 2010	By	/S/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller