Form 10-Q/A
period 2010-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2010-06-29
CIK 51434

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

International Paper Company

March 31, 2010 Form 10-Q/A

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 that was originally filed on May 7, 2010 (the “Original Form 10-Q”). This Amendment is being filed solely to provide a revised copy of Exhibit 10.1 that was included with the Original Form 10-Q. The only change that has been made to Exhibit 10.1 is to include a legend on the first page of the exhibit regarding the omission of certain confidential terms from the exhibit.

No other changes have been made to the Form 10-Q by this Amendment. This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Amendment No. 3, dated as of January 13, 2010, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008 (the “Agreement”) by and among Red Bird Receivables, LLC, as borrower, International Paper Company as servicer, the conduits and Liquidity Banks (as such terms are defined in the Agreement) from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

(Registrant)

Date: June 29, 2010	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: June 29, 2010	By	/s/ Robert J. Grillet
Robert J. Grillet
Vice President – Finance and Controller

2