Form 10-Q
period 2010-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2010-08-06
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010 was 437,024,711.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales	$6,121	$5,802	$11,928	$11,470

Costs and Expenses
Cost of products sold (Note 5)	4,490	3,781	8,954	7,512
Selling and administrative expenses	472	508	893	1,008
Depreciation, amortization and cost of timber harvested	363	367	734	710
Distribution expenses	330	279	647	558
Taxes other than payroll and income taxes	47	47	92	97
Restructuring and other charges	144	79	359	162
Net (gains) losses on sales and impairments of businesses	0	48	0	48
Interest expense, net	157	173	306	337

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	118	520	(57)	1,038
Income tax provision (benefit)	25	348	1	578
Equity earnings (losses), net of taxes	7	(32)	5	(59)

Net Earnings (Loss)	100	140	(53)	401
Less: Net earnings (loss) attributable to noncontrolling interests	7	4	16	8

Net Earnings (Loss) Attributable to International Paper Company	$93	$136	$(69)	$393

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.22	$0.32	$(0.16)	$0.93

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.21	$0.32	$(0.16)	$0.93

Average Shares of Common Stock Outstanding – assuming dilution	433.4	425.4	429.2	424.2

Cash Dividends Per Common Share	$0.125	$0.025	$0.150	$0.275

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,871	$1,892
Accounts and notes receivable, net	3,033	2,695
Inventories	2,212	2,179
Deferred income tax assets	328	368
Other current assets	285	417

Total Current Assets	7,729	7,551

Plants, Properties and Equipment, net	12,008	12,688
Forestlands	729	757
Investments	1,101	1,077
Goodwill	2,249	2,290
Deferred Charges and Other Assets	1,231	1,185

Total Assets	$25,047	$25,548

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$357	$304
Accounts payable	2,307	2,058
Accrued payroll and benefits	353	473
Other accrued liabilities	1,149	1,177

Total Current Liabilities	4,166	4,012

Long-Term Debt	8,574	8,729
Deferred Income Taxes	2,355	2,425
Pension Benefit Obligation	2,772	2,765
Postretirement and Postemployment Benefit Obligation	516	538
Other Liabilities	723	824
Equity
Common stock, $1 par value, 2010 – 438.0 shares and 2009 – 437.0 shares	438	437
Paid-in capital	5,771	5,803
Retained earnings	1,812	1,949
Accumulated other comprehensive loss	(2,301)	(2,077)

	5,720	6,112
Less: Common stock held in treasury, at cost, 2010 – 1.2 shares and 2009 – 3.9 shares	27	89

Total Shareholders’ Equity	5,693	6,023

Noncontrolling interests	248	232

Total Equity	5,941	6,255

Total Liabilities and Equity	$25,047	$25,548

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net earnings (loss)	$(53)	$401
Depreciation, amortization and cost of timber harvested	734	710
Deferred income tax provision (benefit), net	62	539
Restructuring and other charges	359	162
Payments related to restructuring and legal reserves	(2)	(24)
Net (gains) losses on sales and impairments of businesses	0	48
Equity (earnings) losses, net	(5)	59
Periodic pension expense, net	116	107
Alternative fuel mixture credits receivable	0	(189)
Other, net	(75)	107
Changes in current assets and liabilities
Accounts and notes receivable	(324)	195
Inventories	(111)	310
Accounts payable and accrued liabilities	43	(165)
Interest payable	(8)	(32)
Other	64	(39)

Cash Provided by (Used for) Operations	800	2,189

Investment Activities
Invested in capital projects	(273)	(259)
Acquisitions, net of cash acquired	(155)	(8)
Other	(32)	(59)

Cash Provided by (Used for) Investment Activities	(460)	(326)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(26)	(10)
Issuance of debt	166	1,476
Reduction of debt	(309)	(2,617)
Change in book overdrafts	(35)	(72)
Dividends paid	(66)	(118)
Other	(22)	(35)

Cash Provided by (Used for) Financing Activities	(292)	(1,376)

Effect of Exchange Rate Changes on Cash	(69)	23

Change in Cash and Temporary Investments	(21)	510
Cash and Temporary Investments
Beginning of period	1,892	1,144

End of period	$1,871	$1,654

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper or the Company) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended, (Form 10-K) which have previously been filed with the Securities and Exchange Commission.

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

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Accounting For Distributions to Shareholders:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Accounting Standards Codification (ASC) 505, “Equity,” and ASC 260, “Earnings Per Share.” This guidance was effective for interim and annual periods ending on or after December 15, 2009 (calendar year 2009), and should be applied on a retrospective basis. The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Variable Interest Entities:

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidations.” This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance was effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010 and it did not have an effect on the accompanying consolidated financial statements.

Transfers of Financial Assets:

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in ASC 860, “Transfers and Servicing.” This guidance eliminates the concept of qualifying special-purpose entities, changes the requirements for derecognizing financial assets and requires additional disclosures. This guidance was effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year beginning after November 15, 2009 (calendar year 2010). The Company adopted this guidance on January 1, 2010 and it did not have an effect on the accompanying consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, which further amends ASC 820 to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – EQUITY

A summary of the changes in equity for the six months ended June 30, 2010 and 2009 is provided below:

	Six Months Ended June 30,
	2010			2009
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,023	$232	$6,255	$4,169	$232	$4,401
Issuance of stock for various plans, net	69	0	69	68	0	68
Repurchase of stock	(26)	0	(26)	(10)	0	(10)
Common stock dividends ($0.15 per share in 2010 and $0.275 per share in 2009)	(68)	0	(68)	(122)	0	(122)
Dividends paid to noncontrolling interests by subsidiary	0	(1)	(1)	0	(4)	(4)
Noncontrolling interests of acquired entities	0	8	8	0	0	0
Acquisition of noncontrolling interests	(12)	(7)	(19)	0	0	0
Comprehensive income (loss):
Net earnings (loss)	(69)	16	(53)	393	8	401
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	57	0	57	54	0	54
Non-U.S. plans	0	0	0	7	0	7
Change in cumulative foreign currency translation adjustment	(267)	0	(267)	246	0	246
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(8)	0	(8)	9	0	9
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	(6)	0	(6)	29	0	29

Total comprehensive income (loss)			(277)			746

Balance, June 30	$5,693	$248	$5,941	$4,843	$236	$5,079

NOTE 4 – EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share are computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings per common share, and diluted earnings per common share is as follows:

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net earnings (loss) attributable to International Paper Company	$93	$136	$(69)	$393
Effect of dilutive securities (a)	0	0	0	0

Net earnings (loss) – assuming dilution	$93	$136	$(69)	$393

Average common shares outstanding	429.6	425.3	429.2	424.2
Effect of dilutive securities
Restricted stock performance share plan (a)	3.8	0.1	0	0
Stock options (b)	0	0	0	0

Average common shares outstanding – assuming dilution	433.4	425.4	429.2	424.2

Basic earnings (loss) per common share	$0.22	$0.32	$(0.16)	$0.93

Diluted earnings (loss) per common share	$0.21	$0.32	$(0.16)	$0.93

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 19.9 million shares and 23.1 million shares for the three months ended June 30, 2010 and 2009, respectively, and options to purchase 19.9 million shares and 23.1 million shares for the six months ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

2010:

Restructuring and Other Charges

During the three months ended June 30, 2010, restructuring and other charges totaling $144 million before taxes ($88 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended June 30, 2010
In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill closure costs (including $46 million of accelerated depreciation and $36 million of environmental closure costs)	$111	$68
S&A reduction initiative	2	1
Early debt extinguishment costs	18	11
Write-off of Ohio Commercial Activity tax receivable	11	7
Other	2	1

Total	$144	$88

During the three months ended March 31, 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded. Details of this charge were as follows:

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended March 31, 2010
In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill closure costs (including $190 million of accelerated depreciation)	$204	$124
Early debt extinguishment costs	4	2
Shorewood Packaging reorganization	3	2
Other	4	4

Total	$215	$132

Additionally, a $46 million after-tax charge was recorded during the three months ended March 31, 2010 for tax adjustments related to incentive compensation and postretirement prescription drug coverage (see Note 10).

2009:

Restructuring and Other Charges

During the three months ended June 30, 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended June 30, 2009
In millions	Before-Tax Charges	After-Tax Charges
2008 overhead reduction program – severance and benefits	$34	$21
Early debt extinguishment costs	25	16
Etienne mill – severance and other costs	15	15
Other	5	3

Total	$79	$55

Additionally, the income tax provision for the three months ended June 30, 2009 included a $156 million charge to establish a valuation allowance for deferred tax assets in France, and a $26 million credit related to the settlement of certain tax issues (see Note 10).

During the three months ended March 31, 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended March 31, 2009
In millions	Before-Tax Charges	After-Tax Charges
2008 overhead reduction program – severance and benefit	$52	$32
Inverurie mill closure costs	23	28
Franklin, Virginia lumber mill, sheet converting plant and converting innovations center closure costs	6	4
Shorewood Packaging reorganization	2	1

Total	$83	$65

Additionally, during the three months ended March 31, 2009, a $20 million charge was recorded related to certain tax adjustments (see Note 10).

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the six months ended June 30, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.0 billion, including $189 million recorded in Accounts and notes receivable at June 30, 2009 and $833 million that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $482 million and $1.0 billion for the three months and six months ended June 30, 2009, respectively, in Cost of products sold ($294 million and $624 million after taxes), representing eligible alternative fuel mixture credits earned through June 30, 2009. The credit expired on December 31, 2009.

NOTE 6 – ACQUISITIONS, EXCHANGES AND JOINT VENTURES

On June 30, 2010, International Paper announced that it had completed the previously announced acquisition of SCA Packaging Asia (SCA) for a preliminary purchase price of $206 million, including $172 million in cash plus assumed debt of $34 million, subject to post-closing adjustments. The preliminary purchase price allocation will be finalized in the first half of 2011. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia.

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

NOTE 7 – BUSINESSES HELD FOR SALE AND DIVESTITURES

During the three months ended June 30, 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were as follows:

In millions	June 30, 2010	December 31, 2009
Temporary investments	$1,498	$1,634

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Inventories by major category were:

In millions	June 30, 2010	December 31, 2009
Raw materials	$378	$307
Finished pulp, paper and packaging	1,415	1,443
Operating supplies	363	377
Other	56	52

Total	$2,212	$2,179

Depreciation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Depreciation expense	$348	$351	$703	$686

Certain valuation accounts were as follows:

In millions	June 30, 2010	December 31, 2009
Accumulated depreciation	$18,251	$17,817
Allowance for doubtful accounts	176	136

There was no material activity related to asset retirement obligations during the six months ended June 30, 2010 or 2009.

Certain cash payments made were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Interest payments	$222	$254	$327	$343
Income tax payments/(refunds)	(99)	12	(91)	13

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Interest expense (a)	$164	$180	$322	$353
Interest income (a)	7	7	16	16
Capitalized interest costs	3	4	6	7

(a)	Interest expense and interest income exclude approximately $5 million and $15 million for the three months and six months ended June 30, 2010, respectively, and $28 million and $72 million for the three months and six months ended June 30, 2009, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset.

Equity earnings (losses), net of taxes includes the Company’s share of earnings or losses from its investment in Ilim and certain other smaller investments. Equity earnings (losses), net of taxes, related to Ilim were as follows:

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Equity earnings (losses), net of taxes – Ilim	$5	$(30)	$2	$(56)

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Service cost	$0	$0	$1	$1
Interest cost	6	7	12	15
Actuarial loss	2	4	6	12
Amortization of prior service credit	(8)	(7)	(16)	(14)

Net postretirement benefit expense (a)	$0	$4	$3	$14

(a)	Excludes charges of $0.4 million and $1.9 million for the three months and six months ended June 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following tables present changes in goodwill balances as allocated to each business segment for the six months ended June 30, 2010 and 2009:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2010
Goodwill	$1,131	$2,423		$1,765	$400	$5,719
Accumulated impairment losses (a)	0	(1,765)		(1,664)	0	(3,429)

	1,131	658		101	400	2,290

Reclassifications and other (b)	(6)	(22)		0	0	(28)
Additions/reductions	0	(13	)(c)	0	0	(13)

Balance as of June 30, 2010
Goodwill	1,125	2,388		1,765	400	5,678
Accumulated impairment losses (a)	0	(1,765)		(1,664)	0	(3,429)

Total	$1,125	$623		$101	$400	$2,249

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2009
Goodwill	$989		$2,302		$1,766	$399	$5,456
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	989		537		102	399	2,027

Reclassifications and other (b)	0		84		0	0	84
Additions/reductions	140	(c)	(11	)(d)	0	0	129

Balance as of June 30, 2009
Goodwill	1,129		2,375		1,766	399	5,669
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,129		$610		$102	$399	$2,240

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects purchase accounting adjustments related to the CBPR acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

The net carrying amount of identifiable intangible assets, excluding goodwill, was as follows:

In millions	June 30, 2010	December 31, 2009
Intangible assets	$237	$248

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Amortization expense related to intangible assets	$7	$9	$15	$17

NOTE 10 – INCOME TAXES

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2010:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2009	$(308)	$(95)
Activity for three months ended March 31, 2010	116	9
Activity for the three months ended June 30, 2010	4	(3)

Balance at June 30, 2010	$(188)	$(89)

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $15 million during the next 12 months.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended March 31, 2010, the Company recorded in Income tax provision (benefit), charges totaling $46 million, consisting of a $14 million adjustment of deferred income tax assets relating to incentive compensation payments during the quarter and a $32 million charge to reduce deferred income tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement) as a result of the recently enacted “Healthcare and Education Reconciliation Act of 2010.”

During the three months ended June 30, 2009, in connection with the ongoing evaluation of the Company’s Etienne mill in France, the Company determined that the future realization of previously recorded deferred tax assets in France, including net operating loss carryforwards, no longer met the “more likely than not” standard for asset recognition. Accordingly, a charge of $156 million, before and after taxes, was recorded in the quarter to establish a valuation allowance for all of these assets. Additionally, during the quarter, as a result of an agreement on the 2004 and 2005 U.S. federal income tax audit and the related state income tax effects, a $26 million credit was recorded.

During the three months ended March 31, 2009, the Company recorded in Income tax provision (benefit), charges totaling $20 million, consisting of a $14 million adjustment of deferred income taxes relating to incentive compensation payments during the quarter and a $6 million charge relating to recent state income tax legislation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the three months ended September 30, 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study for the site. The EPA has indicated that it intends to select a proposed remedial action alternative from those identified in the study and present this proposal for public comment. Since it is not currently possible to determine the final remedial action that will be required, the Company has accrued an estimate of the minimum costs that could be required for this site. When the remediation plan is finalized by the EPA, it is possible that the remediation costs could be significantly higher than amounts currently recorded.

In June 2010, the South Carolina Department of Health and Environmental Control (DHEC) finalized its previously proposed consent order to the Company with a civil penalty of $115,000. The penalty was levied for self-disclosed failures by the Company’s Georgetown mill to operate within carbon monoxide and total reduced sulfur emission limits under the mill’s Part 70 (Title V) Air Quality Operating Permit.

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

NOTE 12 – VARIABLE INTEREST ENTITES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in the Investor Entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interests in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the six months ended June 30, 2010 and the year ended December 31, 2009.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at June 30, 2010 and December 31, 2009. Remaining borrowings of $131 million and $144 million at June 30, 2010 and December 31, 2009, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million and $46 million is included in short-term debt at June 30, 2010 and December 31, 2009, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes (the Monetized Notes) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the six months ended June 30, 2010 and the year ended December 31, 2009. At June 30, 2010, International Paper’s $542 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. International Paper’s preferred interest in the remaining entity of $484 million is included in Investments in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009. Other outstanding debt related to the above transactions of $445 million and $465 million is included in Long-term debt and $25 million and $7 million is included in short-term debt in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Preferred Securities of Subsidiaries:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of June 30, 2010, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $3 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

In May 2010, International Paper repaid approximately $108 million of notes with interest rates ranging from 5.3% to 9.375% and original maturities from 2015 to 2019. Pre-tax early debt retirement costs of $21 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $3 million gain on associated interest rate swaps as discussed in Note 14).

During the three months ended March 31, 2010, International Paper repaid approximately $120 million of notes with interest rates ranging from 5.25% to 7.4% and original maturities from 2010 to 2027. Pre-tax early debt retirement costs of $5 million related to first-quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $1 million gain on associated interest rate swaps as discussed in Note 14).

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. In April 2009, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. As of December 31, 2009, this debt was repaid. Also in April 2009, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured. Pre-tax early debt retirement costs of $46 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, International Paper Investments (Luxembourg) S.a.r.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of July 31, 2009, the $468 million loan was repaid. Other debt activities during the three months ended March 31, 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

At June 30, 2010 and December 31, 2009, International Paper classified $100 million and $450 million, respectively, of bank notes and current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed credit facility, to renew or convert these obligations.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At June 30, 2010, International Paper had $8.9 billion of debt with a fair value of approximately $10 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

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

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were immaterial for the six months ended June 30, 2010 and totaled a loss of approximately $52 million for the six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009, outstanding undesignated foreign exchange contracts included the following:

Undesignated Volumes

In millions	June 30, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / Brazilian real	123	0
U.S. dollar / European euro	0	108
European euro / Great British pounds	28	29
European euro / Polish zloty	0	39
European euro/ U.S. dollar	3	9
South Korean won / U.S. dollar	3,629	3,629

Interest rate swap agreements at June 30, 2010, of $1 billion floating-to-fixed notional and an offsetting $1 billion fixed-to-floating notional, do not qualify as hedges under the accounting guidance and mature in September 2010. Changes in the fair value of these instruments, recognized in earnings, totaled a gain of $15 million for the six months ended June 30, 2010.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed-rate debt. At June 30, 2010 and December 31, 2009, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $274 million and $1.1 billion, respectively.

During the three months ended June 30, 2010, in connection with early debt extinguishment, interest rate swap hedges with a notional value of $2 million were undesignated as effective fair value hedges. The resulting gain was immaterial. Also, related to early debt extinguishment, deferred gains of $3 million related to previously terminated effective interest rate swaps were recognized in earnings. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2010, interest rate swap agreements designated as fair value hedges with a notional value of $100 million were terminated. The termination was not in connection with early retirement of debt. The resulting gain of $3 million was deferred and recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2019.

In January 2010, approximately $700 million fixed-to-floating interest rate swaps that were issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2015.

During the three months ended March 31, 2010, a previously deferred gain of $1 million was recognized in earnings in connection with early debt retirements. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the three months ended June 30, 2009, the Company entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $500 million. These fixed-to-floating interest rate swaps were terminated as effective fair value hedges in the third quarter of 2009.

During the three months ended March 31, 2009, an interest rate swap agreement designated as a fair value hedge with a notional value of $100 million was terminated. The termination was not in connection with early retirement of debt. The resulting gain of $11 million was deferred and recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2016.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At June 30, 2010 and December 31, 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At June 30, 2010, the hedged volumes of these energy contracts totaled 500,000 barrels of fuel oil and 17 million MMBTU (Million British Thermal Units) of natural gas. These contracts had maturities of three years or less as of June 30, 2010. At December 31, 2009, the hedged volumes totaled 900,000 barrels of fuel oil and 21 million MMBTUs of natural gas. Deferred losses totaling $15 million after taxes at June 30, 2010 are expected to be recognized through earnings within the next 12 months.

Foreign Currency Risk

Foreign exchange contracts are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At June 30, 2010, these contracts have maturities of three years or less. Deferred gains of $10 million after taxes at June 30, 2010 are expected to be recognized through earnings within the next 12 months. As of June 30, 2010 and December 31, 2009, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

Designated Volumes

In millions	June 30, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	9	11
U.S. dollar / Brazilian real	152	265
Great British pounds / Brazilian real	18	12
European euro / Polish zloty	237	164

On June 30, 2010, foreign exchange contracts to sell 123 million U.S. dollars and buy Brazilian reals were undesignated as cash flow hedges of an International Paper wholly-owned subsidiary’s foreign exchange risk due to the forecasted transactions not being probable. Since the forecasted transactions remain reasonably possible, the fair value of the contracts, a $2 million asset, was deferred in AOCI and will be reclassified out of AOCI to earnings when the forecasted transactions are no longer reasonably possible or when the hedged transactions affect earnings. Information on these contracts is included with derivatives not designated as hedging instruments and is included in the appropriate tables.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$10	(a)	$5	(d)	$0		$20	(j)
Fuel oil contracts – cash flow	6	(b)	16	(e)	1	(f)	4	(f)
Natural gas contracts – cash flow	0		0		40	(g)	38	(k)
Foreign exchange contracts – cash flow	18	(b)	32	(b)	4	(h)	0

Total derivatives designated as hedging instruments	$34		$53		$45		$62

Derivatives not designated as hedging instruments
Interest rate contracts	$0		$1	(b)	$16	(i)	$29	(l)
Embedded derivatives	9	(c)	6	(c)	0		0
Foreign exchange contracts	5	(b)	2	(b)	1	(f)	2	(f)

Total derivatives not designated as hedging instruments	$14		$9		$17		$31

Total derivatives	$48		$62		$62		$93

(a)	Includes $2 million recorded in Accounts and notes receivable, net, and $8 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Includes $2 million recorded in Accounts and notes receivable, net, and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $13 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(f)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(g)	Includes $29 million recorded in Other accrued liabilities and $11 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(h)	Includes $2 million recorded in Other accrued liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(i)	Includes $8 million recorded in Other accrued liabilities and $8 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(j)	Included in Other liabilities in the accompanying consolidated balance sheet.
(k)	Includes $26 million recorded in Other accrued liabilities and $12 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(l)	Includes $23 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table provides the change in AOCI, net of tax, related to derivative instruments for the six months ended June 30:

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) or Loss Reclassified from OCI into Income (Effective Portion)
In millions	2010	2009		2010	2009
Interest rate contracts	$0	$(3)	Interest expense, net	$0	$10
Fuel oil contracts	(3)	15	Cost of products sold	(1)	5
Natural gas contracts	(14)	(18)	Cost of products sold	11	13
Foreign exchange contracts	9	15	Cost of products sold	(16)	1

Total	$(8)	$9		$(6)	$29

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $30 million as of June 30, 2010 and $65 million as of December 31, 2009. The Company was required to post $2 million of collateral as of June 30, 2010 and an immaterial amount of collateral as of December 31, 2009 due to exceeding the counterparty’s collateral threshold in the normal course of business. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 15 – RETIREMENT PLANS

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

The pension plans provide defined benefits based on years of credited service and either final average earnings (salaried employees), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the financial statements included in International Paper’s 2009 Form 10-K.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Service cost	$29	$29	$58	$60
Interest cost	134	131	270	268
Expected return on plan assets	(157)	(158)	(315)	(316)
Actuarial loss	43	36	87	80
Amortization of prior service cost	8	8	16	15

Net periodic pension expense (a)	$57	$46	$116	$107

(a)	Excludes charges of $17 million and $48 million for the three months and six months ended June 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and made a voluntary contribution of $500 million on July 27, 2010 (see Note 18). The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million for the six months ended June 30, 2010.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards in the discretion of the Committee, and cash-based awards. The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the financial statements included in International Paper’s 2009 Form 10-K. As of June 30, 2010, 17 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2010 and 2009 was $21 million and $47 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was zero for both of the six months ended June 30, 2010 and 2009. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $75 million and $28 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, $74 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Expected volatility	33.83% - 57.01%	33.83% - 57.01%
Risk-free interest rate	0.23% - 1.49%	0.23% - 1.49%

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following summarizes the activity for PSP for the six months ended June 30, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	6,066,050	$24.28
Granted	3,842,626	28.93
Shares Issued (a)	(2,772,975)	33.35
Forfeited	(201,822)	21.26

Outstanding at June 30, 2010	6,933,879	$23.32

(a)	Includes 130,714 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

The following summarizes the option activity under the plan for the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	22,217,057	$39.24
Forfeited	(23,650)	34.12
Expired	(2,257,109)	56.13

Outstanding at June 30, 2010	19,936,298	$37.33	2.6	$0

All options were fully vested and exercisable as of June 30, 2010.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	83,000	$33.93
Granted	131,500	26.48
Shares Issued	(43,000)	31.59
Forfeited	0	0

Outstanding at June 30, 2010	171,500	$28.80

NOTE 17 – INDUSTRY SEGMENT INFORMATION

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging, Distribution and Forest Products, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Industrial Packaging	$2,440	$2,270	$4,660	$4,450
Printing Papers	1,445	1,360	2,850	2,685
Consumer Packaging	845	770	1,650	1,485
Distribution	1,630	1,595	3,210	3,185
Forest Products	5	10	15	15
Corporate and Intersegment Sales	(244)	(203)	(457)	(350)

Net Sales	$6,121	$5,802	$11,928	$11,470

Operating profit by industry segment for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2010		2009		2010		2009
Industrial Packaging	$192	(b)	$382	(d,e,f)	$233	(b)	$742	(d,e,f)
Printing Papers	47	(c)	279	(d,g)	(31	)(c)	591	(d,g)
Consumer Packaging	48	(h)	114	(d,h)	76	(h)	226	(d,h)
Distribution	26		10		47		3
Forest Products	40		3		48		5

Operating Profit (a)	353		788		373		1,567
Interest expense, net	(157)		(173)		(306)		(337)
Noncontrolling interests/equity earnings adjustment (i)	7		8		15		14
Corporate items, net	(54)		(44)		(105)		(95)
Restructuring and other charges	(31)		(59)		(34)		(111)

Earnings (loss) from continuing operations before income taxes and equity earnings	$118		$520		$(57)		$1,038

Equity earnings (loss), net of taxes – Ilim (a)	$5		$(30)		$2		$(56)

(a)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $5 million and $2 million for the three months and six months ended June 30, 2010, respectively, and equity losses, net of taxes, of $30 million and $56 million for the three months and six months ended June 30, 2009, respectively, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.
(b)	Includes charges of $1 million and $2 million for additional closure costs for the Etienne mill in France for the three months ended June 30, 2010 and March 31, 2010, respectively, and $3 million of additional closure costs for U.S. mills for the three months ended March 31, 2010.
(c)	Includes charges of $111 million and $204 million for the three months ended June 30, 2010 and March 31, 2010, respectively, for shutdown costs for the Franklin mill.
(d)	Includes gains of $208 million and $416 million for the Industrial Packaging segment, $197 million and $437 million for the Printing Papers segment, and $77 million and $169 million for the Consumer Packaging segment for the three months and six months ended June 30, 2009, respectively, relating to alternative fuel mixture credits.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(e)	Includes charges of $48 million to write down the assets at the Etienne mill in France to estimated fair value and $15 million for severance and other costs related to the Etienne mill.
(f)	Includes charges of $18 million and $54 million for the three months and six months ended June 30, 2009, respectively, for CBPR integration costs.
(g)	Includes charges of $4 million and $10 million for the three months and six months ended June 30, 2009, respectively, for shutdown costs for the Louisiana mill and the Franklin lumber mill, sheet converting plant and converting innovations center, and a charge of $23 million for the six months ended June 30, 2009 for the closure of the Inverurie, Scotland, mill.
(h)	Includes charges of $1 million for both the three months ended June 30, 2010 and 2009 and $4 million and $3 million for the six months ended June 30, 2010 and 2009, respectively, related to the reorganization of the Company’s Shorewood operations.
(i)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are included here to present consolidated earnings before income taxes and equity earnings.

NOTE 18 – SUBSEQUENT EVENT

On July 22, 2010, the Company announced that it had signed an agreement to sell 163,000 acres of properties located in the southeastern United States to an affiliate of Rock Creek Capital (the Partnership) for $200 million. A minimum of $160 million will be received at closing, with the balance, plus interest, to be received no later than three years from closing. In addition, the Company will receive 20% of the Partnership’s net profits after it achieves certain financial returns.

On July 27, 2010, the Company made a $500 million voluntary contribution to its qualified defined benefit plan (see Note 15).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper produced solidly improving results in the second quarter of 2010, as earnings per share before special items increased to $0.42, up from $0.04 per share in the first quarter of 2010 and more than double the $0.20 per share reported for the second quarter of 2009. Improvement was driven by revenue growth and significant margin expansion, both due to a combination of the realization of previously announced price increases, volume growth in most of our businesses and geographies, strong mill and converting operations, and benefits from ongoing cost reduction efforts. While extraordinarily high costs that negatively impacted our first quarter results for both virgin and recycled fiber did begin to decline during the second quarter, they remained elevated from historical levels. Also, our strong earnings were generated in spite of higher maintenance outage expenses in the second quarter of 2010, which reduced earnings by approximately $0.05 per share as compared with the 2010 first quarter. Importantly, as North American results are slowly improving, we were particularly pleased with the global balance provided by our second quarter results, with all of our international operations recording strong results. Our European paper and packaging operations generated record earnings in the second quarter of 2010, as did our Asia operations.

Looking ahead to the third quarter of 2010, our expectations are shaped by our views on current global macroeconomic conditions. We believe the North American market will continue to grow slowly. The outlook for economic growth is better in other parts of the globe where we market our products, particularly in Russia, Latin America and China. The story in Europe is mixed, as markets in Germany, Poland and Turkey are strong, but the balance of Europe for the most part is weak. Based on our views, we expect demand to continue to grow in the third quarter, although at a slower pace. We expect continued realization of our announced paper and coated paperboard price increases and significant incremental realization of our announced North American corrugated packaging price increases. We expect lower maintenance outages across the Company’s mill system. We expect input costs to stabilize, but remain high. We do, however, expect a continued favorable trend in wood costs, but are less certain about the outlook for recycled fiber costs. We expect a significant increase in other costs, primarily for compensation accruals, among others. All things considered, we expect third quarter earnings to increase meaningfully from second quarter levels.

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

	Three Months Ended June 30,		Three Months Ended March 31,
	2010	2009	2010
Earnings Per Share Before Special Items	$0.42	$0.20	$0.04
Restructuring and other charges	(0.21)	(0.13)	(0.31)
CBPR business integration costs	—	(0.03)	0
Alternative fuel mixture credits	—	0.69	0
Net losses on sales and impairments of businesses	—	(0.11)	0
Income tax adjustments	—	(0.30)	(0.11)

Diluted Earnings (Loss) Per Common Share as Reported	$0.21	$0.32	$(0.38)

RESULTS OF OPERATIONS

For the second quarter of 2010, International Paper Company reported net sales of $6.1 billion, compared with $5.8 billion in the second quarter of 2009 and $5.8 billion in the first quarter of 2010.

Net earnings attributable to International Paper totaled $93 million, or $0.21 per share, in the 2010 second quarter. This compared with earnings of $136 million, or $0.32 per share, in the second quarter of 2009 and a loss of $162 million, or $0.38 per share, in the first quarter of 2010.

Compared with the second quarter of 2009, earnings in the 2010 second quarter benefited from higher average sales price realizations ($81 million), higher sales volumes and lower lack-of-order downtime ($53 million), lower operating costs and a more favorable mix of products sold ($44 million), higher earnings from land and mineral sales ($25 million), lower net interest expense ($11 million), and a lower income tax expense ($6 million) reflecting a lower estimated tax rate. These benefits were offset by higher raw material and freight costs ($133 million), a provision for bad debt related to a large envelope company ($22 million), and slightly higher corporate items and other costs ($5 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $35 million higher in the 2010 second quarter than in the 2009 second quarter. Net special items were a loss of $88 million in the 2010 second quarter, compared with a gain of $50 million in the 2009 second quarter.

Compared with the first quarter of 2010, earnings benefited from higher average sales price realizations ($125 million), higher sales volumes and lower lack-of-order downtime ($21 million), lower operating costs and a more favorable mix of products sold ($28 million), higher earnings from land and mineral sales ($22 million), decreased corporate items and other costs ($3 million), and a lower income tax provision ($3 million) reflecting a lower estimated effective tax rate in the second quarter of 2010. These benefits were offset by higher raw material and freight costs ($8 million), higher mill outage costs ($11 million), and a provision for bad debt for a large envelope company ($22 million). Net interest expense increased ($4 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $8 million versus the first quarter. Net special items were losses of $88 million in the 2010 second quarter and $178 million in the 2010 first quarter.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on business segment operating profit. This is defined as earnings before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and special items that include restructuring charges and (gains) losses on sales and impairments of businesses.

The following table presents a reconciliation of net earnings attributable to International Paper to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2010	2009	2010
Earnings (Loss) Attributable to International Paper Company	$93	$136	$(162)
Add back (deduct):
Income tax provision (benefit)	25	348	(24)
Equity (earnings) loss, net of taxes	(7)	32	2
Noncontrolling interests, net of taxes	7	4	9

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	118	520	(175)
Interest expense, net	157	173	149
Noncontrolling interests / equity earnings included in operations	(7)	(8)	(8)
Corporate items	54	44	51
Special items:
Restructuring and other charges	31	59	3

	$353	$788	$20

Industry Segment Operating Profit
Industrial Packaging	$192	$382	$41
Printing Papers	47	279	(78)
Consumer Packaging	48	114	28
Distribution	26	10	21
Forest Products	40	3	8

Total Industry Segment Operating Profit (1)	$353	$788	$20

(1)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $5 million for the three months ended June 30, 2010 and equity losses, net of taxes, of $30 million for the three months ended June 30, 2009 and $3 million for the three months ended March 31, 2010 related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $353 million in the 2010 second quarter were lower than the $788 million ($306 million excluding gains from alternative fuel mixture credits) in the 2009 second quarter, but higher than the $20 million in the 2010 first quarter. Compared with the second quarter of 2009, earnings in the current quarter benefited from higher average sales price realizations ($122 million), higher sales volumes and decreased lack-of-order downtime ($80 million), lower operating costs and a more favorable mix of products sold ($66 million), higher gains from land and mineral sales ($37 million), and slightly lower corporate items and other costs ($2 million). These benefits were offset by higher raw material and freight costs ($200 million) and a provision for bad debt for a large envelope company ($33 million). Special items consisted of a loss of $113 million in the 2010 second quarter and a gain of $396 million in the 2009 second quarter.

Compared with the 2010 first quarter, operating profits benefited from higher average sales price realizations ($185 million), higher sales volumes and lower lack-of-order downtime ($31 million), lower operating costs and a more favorable mix of products sold ($42 million), higher gains from land and mineral sales ($32 million), and lower corporate items and other costs ($6 million). These benefits were offset by higher mill outage costs ($17 million), higher raw material and freight costs ($12 million), and a bad debt provision for a large envelope company ($33 million). Special items consisted of losses of $113 million in the 2010 second quarter and $212 million in the first quarter of 2010.

During the 2010 second quarter, International Paper took approximately 214,000 tons of downtime of which essentially none was market-related, compared with approximately 1,035,000 tons of downtime in the second quarter of 2009, which included 229,000 tons that were market-related and 554,000 tons related to capacity reductions at our Albany, Pineville, Franklin, and Valliant mills. The market-related downtime in the first quarter of 2010 included 52,000 tons of downtime, including approximately 34,000 tons that were related to lack of wood, and 18,000 related to capacity reductions at our Franklin mill. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the three-month and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2010	2009	2010	2009
Industrial Packaging
Corrugated Packaging	1,956	1,899	3,765	3,675
Containerboard	602	530	1,233	1,001
Recycling	644	598	1,224	1,193
Saturated Kraft	50	29	91	50
Bleached Kraft	21	17	43	30
European Industrial Packaging	259	268	517	538
Asia Industrial Packaging	126	139	266	227

Industrial Packaging	3,658	3,480	7,139	6,714

Printing Papers
U.S. Uncoated Papers	667	702	1,367	1,395
European and Russian Uncoated Papers	310	332	618	702
Brazilian Uncoated Papers	282	234	530	414
Asian Uncoated Papers	19	12	51	15

Uncoated Papers	1,278	1,280	2,566	2,526

Market Pulp (2)	317	375	668	692

Consumer Packaging
U.S. Coated Paperboard	354	318	693	608
European Coated Paperboard	86	92	176	179
Asian Coated Paperboard	217	218	438	407
Other Consumer Packaging	44	42	84	88

Consumer Packaging	701	670	1,391	1,282

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes internal sales to mills.

Income Taxes

The income tax provision was $25 million for the 2010 second quarter. Excluding a benefit of $56 million relating to the tax effects of special items, the effective tax rate for operations was 31%.

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

Interest Expense and Corporate Items

Net interest expense for the 2010 second quarter was $157 million compared with $149 million in the 2010 first quarter and $173 million in the 2009 second quarter. The lower net expense compared with the second quarter of 2009 is due to the repayment of $2.5 billion of debt in 2009.

Corporate items, net, of $54 million in the 2010 second quarter were higher than the $51 million of net expense in the 2010 first quarter and the $44 million of net expense in the 2009 second quarter. The increase compared with the second quarter of 2009 was due to higher pension costs.

Special Items

Restructuring and Other Charges

2010:

During the three months ended June 30, 2010, restructuring and other charges totaling $144 million before taxes ($88 million after taxes) were recorded, including a $111 million pre-tax charge ($68 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (including $46 million of accelerated depreciation and $36 million of environmental closure costs), a $2 million pre-tax charge ($1 million after taxes) for costs associated with the Company’s S&A reduction initiative, an $18 million pre-tax charge ($11 million after taxes) for costs related to the early extinguishment of debt, an $11 million pre-tax charge ($7 million after taxes) to write off an Ohio Commercial Activity tax receivable and a $2 million pre-tax charge ($1 million after taxes) for other items.

During the three months ended March 31, 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded, including a $204 million pre-tax charge ($124 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (including accelerated depreciation of $190 million), a $4 million pre-tax charge ($2 million after taxes) for costs related to the early extinguishment of debt, a $3 million pre-tax charge ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations and charges of $4 million (before and after taxes) for other items. Additionally, a $46 million after-tax charge was recorded for tax adjustments related to incentive compensation and postretirement prescription drug coverage.

2009:

During the three months ended June 30, 2009, restructuring and other charges totaling $79 million before taxes ($55 million after taxes) were recorded, including a $34 million charge before taxes ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $25 million charge before taxes ($16 million after taxes) related to early debt extinguishment costs, a $15 million charge, before and after taxes, for severance and other costs related to the Company’s Etienne mill in France, and a $5 million charge before taxes ($3 million after taxes) for other closure costs. Additionally, the second quarter income tax provision included a $156 million charge to establish a valuation allowance for deferred tax assets in France, and a $26 million credit related to the settlement of certain tax issues.

During the three months ended March 31, 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded, including a $52 million charge before taxes ($32 million after taxes) for severance and benefits associated with the Company’s 2008 overhead reduction program, a $23 million charge before taxes ($28 million after taxes) for closure costs related to the Inverurie mill in Scotland, a $6 million charge before taxes ($4 million after taxes) related to the shutdown of certain operations at the Franklin, Virginia mill, and a $2 million pre-tax charge ($1 million after taxes) for costs associated with the reorganization of the Company’s Shorewood Packaging operations. Additionally, a $20 million charge was recorded for certain tax adjustments.

Net (Gains) Losses on Sales and Impairments of Businesses

2009:

During the three months ended June 30, 2009, based on a current strategic plan update of projected future operating results of the Company’s Etienne, France mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $48 million charge, before and after taxes, was recorded to write down the long-lived assets of the mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the second quarter of 2010.

Industrial Packaging

	2010			2009
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$2,440	$2,220	$4,660	$2,270	$2,180	$4,450
Operating Profit	192	41	233	382	360	742

Industrial Packaging net sales for the second quarter of 2010 were 10% higher than in the first quarter of 2010 and 7% higher than in the second quarter of 2009. Operating profits included $1 million and $2 million in the second and first quarters of 2010, respectively, of additional expenses related to the closure of the Etienne mill in France. In addition, operating profits in the first quarter of 2010 included $3 million of costs associated with the integration of the Weyerhaeuser Containerboard, Packaging and Recycling (CBPR) acquisition. Operating profits in the second quarter of 2009 included a gain of $208 million relating to alternative fuel mixture credits, $63 million of costs associated with the closure of the Etienne mill and $18 million for costs associated with the integration of the CBPR acquisition. Excluding these items, operating profits in the second quarter of 2010 were significantly higher than in the first quarter of 2010, but 24% lower than in the second quarter of 2009.

North American Industrial Packaging net sales were $2.1 billion in the second quarter of 2010 compared with $1.9 billion in the first quarter of 2010 and $2.0 billion in the second quarter of 2009. Operating profits were $172 million in the second quarter of 2010 compared with $20 million ($23 million excluding facility closure costs) in the first quarter of 2010 and $431 million ($241 million excluding alternative fuel mixture credits and CBPR integration costs) in the second quarter of 2009.

Sales volumes in the second quarter of 2010 increased compared with the first quarter of 2010 reflecting strengthening demand in North American box and worldwide linerboard markets. Average sales price realizations were higher due to the full-quarter impact of price increases effective in January 2010 and the partial realization of additional increases effective in the second quarter for containerboard and boxes. Input costs decreased due to lower wood and energy costs, partially offset by recycled fiber costs which were moderating throughout the second quarter, but were higher on average for the quarter. Operating costs improved due to strong productivity and lower consumption of inputs in the mills and box plants. Planned maintenance downtime costs were about $30 million lower than in the first quarter of 2010, but were still at a relatively high level. In the first quarter of 2010, 15,000 tons of lack-of-wood downtime was taken, compared with none in the second quarter of 2010. Costs in the second quarter associated with the closure of the Jonesboro, Arkansas box plant were about $4 million.

Compared with the second quarter of 2009, sales volumes improved in the second quarter of 2010 due to stronger customer demand for boxes and for exported linerboard. Average sales price realizations were higher reflecting the year-to-date cumulative effect of 2010 announced price increases. Input costs have increased sharply, primarily for recycled fiber and wood. Manufacturing operating costs were favorable reflecting the fixed cost savings from the closures of the Albany and Pineville mills in the 2009 fourth quarter. Planned maintenance downtime costs were $5 million lower than in the second quarter of 2009. In 2010, capacity was reduced by 377,000 tons per quarter related to the 2009 shutdowns of the Albany and Pineville mills and idling of a paper machine at the Valliant mill. In the second quarter of 2009, the business took 550,000 tons of lack-of-order downtime including 98,000 tons associated with the idling of a paper machine at the Valliant mill.

Entering the third quarter of 2010, sales volumes are expected to continue to grow, but at a slower rate, reflecting strong demand for boxes and linerboard. Average sales price realizations should be significantly higher due to the realization of previously announced price increases. Input costs for wood and recycled fiber are expected to moderate, but energy costs are expected to increase. Planned maintenance downtime costs should be about $37 million lower, but operating costs are expected to be significantly higher due to increased corporate expense allocations.

European Industrial Packaging net sales were $235 million in the second quarter of 2010 compared with $245 million in the first quarter of 2010 and $240 million in the second quarter of 2009. Operating profits were $18 million ($19 million excluding facility closure costs) in the second quarter of 2010 compared with $22 million ($24 million excluding facility closure costs) in the first quarter of 2010 and a loss of $49 million (a gain of $14 million excluding facility closure costs) in the second quarter of 2009.

Sales volumes in the second quarter of 2010 were about even with the first quarter of 2010 reflecting solid demand in industrial markets, but fruit and vegetable markets were adversely affected by poor weather conditions throughout Europe. Average sales margins decreased as box price increases only partially offset higher costs for kraft and recycled containerboard. Other input costs, primarily for energy, were slightly lower, but freight costs were slightly higher due to more export shipments from Morocco.

Compared with the second quarter of 2009, total sales volumes decreased due to the shutdown of the Etienne mill, however sales volumes for boxes increased reflecting improved demand for packaging in the industrial markets, offset by a weaker fruit and vegetable season. Average sales margins were lower as sharp price increases for kraft and recycled linerboard resulted in margin compression. Other input costs and operating costs were both about flat. However, earnings were favorably impacted by savings from the closure of the Etienne mill.

Looking ahead to the third quarter of 2010, sales volumes are expected to be seasonally lower due to summer holiday season and the completion of the summer fruit and vegetable seasons in Morocco and Spain. Average sales prices for boxes should be stable, but average margins are expected to reflect continuing increases in containerboard costs.

Asian Industrial Packaging net sales were $85 million in both the second and first quarters of 2010 compared with $75 million in the second quarter of 2009. Operating profits for the distribution activities of the business were about $1 million in the second quarter of 2010 compared with losses of $1 million in both the first quarter of 2010 and the second quarter of 2009. Operating profits for the packaging operations were gains of about $1 million for both the second quarter of 2010 and the second quarter of 2009 and about breakeven in the first quarter of 2010. Third quarter results will reflect the impact of the SCA acquisition.

Printing Papers

	2010			2009
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,445	$1,405	$2,850	$1,360	$1,325	$2,685
Operating Profit (Loss)	47	(78)	(31)	279	312	591

Printing Papers net sales for the second quarter of 2010 were 3% higher than in the first quarter of 2010 and 6% higher than in the second quarter of 2009. Operating profits included $111 million and $204 million in the second and first quarters of 2010, respectively, for closure costs for the Franklin mill. Operating profits in the second quarter of 2009 included a gain of $197 million for alternative fuel mixture credits and costs of $4 million for facility closures. Excluding these items, operating profits in the second quarter of 2010 were 25% higher than in the first quarter of 2010 and 84% higher than in the second quarter of 2009.

North American Printing Papers net sales were $675 million in the second quarter of 2010 compared with $685 million in both the first quarter of 2010 and the second quarter of 2009. Operating profits were a loss of $65 million (a gain of $46 million excluding facility closure costs) in the second quarter of 2010 compared with a loss of $134 million (a gain of $70 million excluding facility closure costs) in the first quarter of 2010 and income of $205 million ($61 million excluding alternative fuel mixture credits and facility closure costs) in the second quarter of 2009.

Compared with the first quarter of 2010, sales volumes in the second quarter of 2010 decreased in both domestic and export markets. However, average sales price realizations increased reflecting the full-quarter impact of price increases effective in February and a partial realization of a June price increase for uncoated freesheet paper. Input costs for wood and energy were lower, while freight costs increased. Manufacturing operating costs were favorable reflecting cost savings related to the closure of the Franklin mill. Planned maintenance outages were taken at three mills during the second quarter of 2010 as compared with one mill in the first quarter of 2010 which resulted in $19 million of additional downtime costs. In addition, operating profits in the second quarter of 2010 included a $33 million bad debt expense. We incurred lack-of-wood downtime of 18,000 tons in the first quarter of 2010, compared with none in the current quarter.

Sales volumes in the second quarter of 2010 decreased from the second quarter of 2009 partially due to reduced capacity related to the permanent closure of the Franklin mill. Average sales price realizations improved reflecting sales price increases announced during 2010. Additionally, average margins increased due to a greater proportion of higher-margin domestic shipments. Input costs for wood and purchased pulp were higher, but were partially offset by lower costs for chemicals. Freight costs were also higher. Planned maintenance downtime costs were slightly higher in the second quarter of 2010, while operating costs were favorable. In the second quarter of 2009, 132,000 tons of lack-of-order downtime was taken, but capacity has been reduced by 150,000 tons per quarter in 2010 due to the closure of the Franklin mill.

Entering the third quarter of 2010, domestic sales volumes are expected to be seasonally stronger. Average sales price realizations should continue to increase reflecting the realization of uncoated freesheet paper price increases effective in the second quarter. Average margins are expected to improve as higher demand in the domestic market allows for a more favorable geographic mix. Planned mill maintenance downtime costs should be about $9 million lower than in the second quarter of 2010. Input costs should moderate as lower wood costs are partially offset by higher energy and chemicals costs. Increased corporate expense allocations will cause operating costs to be higher.

European Printing Papers net sales were $320 million in the second quarter of 2010 compared with $315 million in both the first quarter of 2010 and the second quarter of 2009. Operating profits were $55 million in the second quarter of 2010 compared with $48 million in the first quarter of 2010 and $16 million in the second quarter of 2009.

Sales volumes and average sales price realizations for uncoated freesheet paper in the second quarter of 2010 were higher than in the first quarter of 2010 reflecting a strong demand coupled with supply constraints in the market. Pulp sales volumes increased in Russia and average sales price realizations for pulp were higher due to strong demand, particularly in China, and supply restrictions in the global market resulting from the February 2010 Chilean earthquake. Manufacturing operating costs were slightly favorable, but planned maintenance downtime costs were $8 million higher than in the first quarter of 2010 related to an outage at the Svetogorsk mill. Input costs for wood were higher, but were partially offset by lower energy costs. Foreign exchange effects had a slightly more negative impact in the second quarter of 2010 than in the 2010 first quarter.

Compared with the 2009 second quarter, sales volumes in the 2010 second quarter were lower primarily due to the closure of the Inverurie, Scotland mill at the end of the 2009 first quarter. Average sales price realizations for uncoated freesheet paper increased due to improved market conditions, and market pulp prices were significantly higher. Manufacturing costs were favorable due to excellent performance at all three mills and the fixed cost savings from the closure of the Inverurie mill. In the second quarter of 2009, there was a planned maintenance outage at the Saillat mill which was not repeated in the second quarter of 2010. Input costs for wood and energy were higher, but were partially offset by lower costs for chemicals. Foreign exchange effects had a significantly greater negative impact on earnings in the second quarter of 2010 compared with the second quarter of 2009.

In the 2010 third quarter, average sales price realizations for uncoated freesheet paper are expected to be at about second-quarter levels. However, pulp prices are expected to decline from the recent very high levels. Planned maintenance downtime costs should be higher due to an outage at the Kwidzyn mill, and sales volumes are expected to be lower due to the associated reduction in production. Input costs for wood, energy and chemicals are expected to be higher.

Brazilian Printing Papers net sales were $275 million in the second quarter of 2010 compared with $225 million in the first quarter of 2010 and $215 million in the second quarter of 2009. Operating profits were $39 million in the second quarter of 2010 compared with $11 million in the first quarter of 2010 and $23 million in the second quarter of 2009.

Sales volumes in the second quarter of 2010 increased compared with the first quarter of 2010 reflecting improved demand for uncoated freesheet paper in both domestic and Latin American export markets. Average sales price realizations were higher as uncoated freesheet paper sales price increases were realized in the domestic market and in Latin American export markets. Average margins were favorably affected by a greater proportion of higher-margin domestic sales. Input costs for purchased pulp and energy were higher.

Operating costs were about flat, but planned maintenance downtime costs were higher. In addition, operating profits in the first quarter of 2010 included a charge of $15 million for bad debts.

Compared with the second quarter of 2009, sales volumes were higher due to increased export market sales. Average sales price realizations increased for uncoated freesheet paper in export markets and for pulp. However, the higher proportion of sales to lower-margin export markets unfavorably impacted average sales margins. Input costs were lower reflecting decreased costs for wood and chemicals, partially offset by higher costs for energy. Manufacturing operating costs were favorable due to lower consumption of wood and energy. Planned maintenance downtime costs were higher with outages at three mills in the second quarter of 2010 compared with only one mill in the second quarter of 2009.

Entering the 2010 third quarter, sales volumes are expected to be stable, but average margins are expected to increase due to seasonally stronger domestic market demand for uncoated freesheet paper. Average sales price realizations should improve particularly in export markets with the realization of announced price increases. Costs associated with planned maintenance downtime will be about flat. Input costs are expected to be about flat, while operating costs are expected to be higher.

Asian Printing Papers net sales were $15 million in the second quarter of 2010 compared with $25 million in the first quarter of 2010 and $10 million in the second quarter of 2009. Operating profits were about breakeven in all periods presented.

U.S. Market Pulp net sales were $160 million in the second quarter of 2010 compared with $155 million in the first quarter of 2010 and $135 million in the second quarter of 2009. Operating profits were $18 million in the second quarter of 2010 compared with a loss of $3 million in the first quarter of 2010 and income of $35 million (a loss of $14 million excluding alternative fuel mixture credits and facility closure costs) in the second quarter of 2009.

Sales volumes in the second quarter of 2010 were lower than in the first quarter of 2010, but average margins improved, reflecting price increases in all pulp species and an increase in shipments of higher-margin fluff pulp. Average sales price realizations were significantly higher for softwood, hardwood and fluff pulp reflecting strong global demand. Input costs decreased for wood and energy, but distribution costs increased due to higher freight rates and shipping inefficiencies. Planned maintenance downtime costs were about flat. Operating costs were favorable due to improved performance at the mills.

Compared with the second quarter of 2009, sales volumes decreased, but the earnings improved due to higher average margins. Average sales price realizations increased significantly, reflecting the impact of stronger market demand coupled with supply constraints resulting from the Chilean earthquake. Input costs for wood and energy were higher, but were partially offset by lower costs for chemicals. Freight costs were also higher. Planned maintenance downtime costs were $12 million in the second quarter of 2010 compared with none in the second quarter of 2009. Operating costs were unfavorable. Lack-of-order downtime decreased from 10,000 tons in the second quarter of 2009 to none in the second quarter of 2010.

Looking ahead to the third quarter of 2010, average sales price realizations are expected to continue to improve as previously announced price increases for fluff pulp are realized. Sales volumes are expected to increase as market demand remains strong. No planned maintenance outages are scheduled in the third quarter. Input costs for wood are expected to decrease, but should be offset by higher operating costs due to increased corporate expense allocations.

Consumer Packaging

	2010			2009
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$845	$805	$1,650	$770	$715	$1,485
Operating Profit	48	28	76	114	112	226

Consumer Packaging net sales for the second quarter of 2010 were 5% higher than in the first quarter of 2010 and 10% higher than in the second quarter of 2009. Operating profits in the second and first quarters of 2010 included $1 million and $3 million, respectively, of costs associated with the reorganization of the Shorewood business, while operating profits in the second quarter of 2009 included a gain of $77 million for alternative fuel mixture credits and costs of $1 million related to the Shorewood reorganization. Excluding these items, operating profits in the second quarter of 2010 were 58% higher than in the first quarter of 2010 and 29% higher than in the second quarter of 2009.

North American Consumer Packaging net sales were $580 million in the second quarter of 2010 compared with $550 million in the first quarter of 2010 and $565 million in the second quarter of 2009. Operating profits in the second quarter of 2010 were $16 million ($17 million excluding Shorewood reorganization costs) compared with a loss of $4 million (a loss of $1 million excluding Shorewood reorganization costs) in the first quarter of 2010 and earnings of $93 million ($17 million excluding alternative fuel mixture credits and Shorewood reorganization costs) in the second quarter of 2009.

Coated Paperboard sales volumes in the second quarter of 2010 increased compared with the first quarter of 2010 across all product lines reflecting the continued strengthening of demand that began at the end of the first quarter. Average sales price realizations were higher due to the partial realization of price increases announced during the quarter. Input costs for wood were higher on average for the quarter, but were trending downward. Planned maintenance downtime costs were $13 million higher in the second quarter with outages at two mills compared with only one mill in the first quarter. Manufacturing costs were favorable reflecting improved performance at all mills. During the second quarter of 2010, the mills took no lack-of-order downtime compared with 17,000 tons of combined lack-of-order and lack-of-wood downtime in the first quarter of 2010.

Compared with the second quarter of 2009, sales volumes were higher reflecting recovering market demand. Average sales price realizations were lower due to the carry-over impact of price decreases that occurred in the third and fourth quarters of 2009. Input costs, primarily for wood, were higher. Manufacturing operating costs were about even with the second quarter of 2009, while planned maintenance downtime costs were slightly lower. In the second quarter of 2009, the business took 82,000 tons of lack-of-order downtime. Capacity in 2010 has been reduced by 35,000 tons per quarter related to the shutdown of the paperboard machine at the Franklin mill at the end of 2009.

Shorewood sales in the second quarter of 2010 were slightly lower than in the first quarter of 2010 reflecting declines in the home entertainment and display segments offset by increases in the tobacco segment. Average margins improved, primarily in the consumer products and tobacco segments. Operating costs were favorable, reflecting the impact of cost reduction efforts. Compared with the second quarter of 2009, sales volumes were lower due to decreased sales in the tobacco segment. Average margins improved due to strong margins in the consumer products and tobacco segments.

Foodservice sales volumes in the second quarter of 2010 were higher than in the first quarter of 2010 due to a seasonal increase in cold cup shipments. However, average margins decreased slightly due to the higher cold cup product mix. Input costs for resins and board increased, but operating costs improved. Compared with the second quarter of 2009, sales volumes in the second quarter of 2010 improved and the mix of products sold was comparable. Average sales price realizations were down. Average margins were squeezed by higher input costs, primarily for resins. However, these factors were substantially offset by more favorable operating costs.

Looking forward to the third quarter of 2010, coated paperboard sales volumes are expected to continue to improve as customer demand remains solid. Average sales price realizations should increase as sales price increases announced in the second quarter are realized. Planned maintenance downtime costs are expected to be about $19 million lower than in the second quarter with no third-quarter outages planned. Input costs, especially for wood, are expected to moderate and decrease on average for the quarter, however as a result of increased corporate expense allocations, operating costs should be higher. Shorewood’s sales volumes are expected to increase reflecting seasonally higher demand in the home entertainment segment. Input costs for board are expected to be higher, but operating costs should be lower. Sales volumes for Foodservice should continue to improve as market demand remains solid. Average sales price realizations should increase reflecting the pass-through of earlier input cost increases for board and resins. However, board costs are expected to continue to increase in the third quarter which may put pressure on margins.

European Consumer Packaging net sales were $80 million in the second quarter of 2010 compared with $85 million in the first quarter of 2010 and $80 million in the second quarter of 2009. Operating profits were $19 million in the second quarter of 2010 compared with $20 million in the first quarter of 2010 and $14 million in the second quarter of 2009.

Sales volumes in the second quarter of 2010 were slightly lower than in the first quarter of 2010. Average sales price realizations increased in Poland, but were flat in Russia. Planned maintenance downtime costs were higher reflecting an outage at the Svetogorsk mill. Input costs were higher for wood. Compared with the second quarter of 2009, sales volumes in the second quarter of 2010 were lower. Average sales price realizations improved, particularly in Poland. Input costs for wood and energy increased.

Operating results in the 2010 third quarter will reflect costs associated with the annual planned maintenance shutdown of the Kwidzyn mill.

Asian Consumer Packaging net sales were $185 million in the second quarter of 2010 compared with $170 million in the first quarter of 2010 and $125 million in the second quarter of 2009. Operating profits were $13 million in the second quarter of 2010 compared with $12 million in the first quarter of 2010 and $7 million in the second quarter of 2009.

Compared with the first quarter of 2010, operating profits in the second quarter of 2010 were about flat. Average sales price realizations were higher primarily for folding carton board and coated bristols, but the favorable earnings impact was offset by increased costs for pulp and utilities. Sales volumes declined slightly, but market demand remained solid and our plant ran at capacity. Compared with the second quarter of 2009, average sales price realizations were significantly higher, but were largely offset by increased input costs, primarily for pulp. Sales volumes increased slightly.

Entering the third quarter of 2010, average sales price realizations are expected to decrease, primarily for folding carton board and coated bristols, reflecting competitive pressures and a seasonal decline in demand, although sales volumes are expected to remain at second-quarter levels. Input costs for pulp should decline, but at a slower pace than the decline in sales prices.

International Paper and Sun Paper have agreed to expand their coated board joint venture with the addition of a 550,000 ton per year coated board machine targeting the high-end market segments in China and the rest of Asia. This machine, which will cost approximately $300 million ($55 million of IP cash), will be located in Yanzhou, China, the same location as the IP Sun joint venture’s three other coated board machines. It is expected to start-up in the first quarter of 2012. The addition of this new machine will expand the IP Sun joint venture’s annual capacity to 1.3 million metric tons. The project is now pending government approval.

Distribution

	2010			2009
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,630	$1,580	$3,210	$1,595	$1,590	$3,185
Operating Profit (Loss)	26	21	47	10	(7)	3

Distribution’s 2010 second quarter sales were 3% higher than in the first quarter of 2010 and 2% higher than the second quarter of 2009. Operating profits in the second quarter of 2010 were 24% higher than in the first quarter of 2010, and more than double earnings in the second quarter of 2009.

Sales of papers and graphic arts supplies and equipment in the second quarter of 2010 totaled $1.0 billion, unchanged when compared with both the first quarter of 2010 and second quarter of 2009. Trade margins as a percent of sales for printing papers were unchanged from the first quarter of 2010, but increased from the second quarter of 2009. Packaging sales were $400 million in the second quarter of 2010 compared with $300 million in both the first quarter of 2010 and second quarter of 2009. Trade margins as a percent of sales for packaging products decreased from both the first quarter of 2010 and second quarter of 2009 reflecting changing product and service mix. Sales of facility supply products totaled $250 million in the second quarter of 2010, unchanged from the first quarter of 2010, but down compared with $300 million in the second quarter of 2009.

Operating profits were $26 million in the second quarter of 2010 compared with $21 million in the first quarter of 2010 and $10 million in the second quarter of 2009. Compared with the first quarter of 2010, operating profits increased principally due to higher prices. Increased sales volume and improved trade margins were the primary causes of the earnings improvement compared with the 2009 second quarter.

Looking ahead to the 2010 third quarter, operating results are expected to benefit from improved seasonal sales volumes while being negatively impacted by higher corporate expenses.

Forest Products

	2010			2009
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$5	$10	$15	$10	$5	$15
Operating Profit	40	8	48	3	2	5

Forest Products sales and profits are driven mainly by land and mineral rights sales, which can vary from quarter to quarter due to various factors. Operating profits in the second quarter of 2010 were primarily due to a $39 million gain on the sale of mineral rights on more than 7 million acres throughout the U.S. to Natural Resources Partners.

Entering the third quarter of 2010, the amount and timing of operating profits will reflect the sales of remaining acreage. The Company has announced an agreement to sell 163,000 acres of land for approximately $200 million. The transaction is expected to close in the third quarter of 2010. The Company has approximately 24,000 acres of other land remaining, primarily composed of timberland tracts.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended June 30, 2010 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended March 31, 2010 under the caption “Equity earnings (losses) net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $5 million in the second quarter of 2010 related to operations in the first quarter of 2010 compared with a loss of $3 million recorded in the first quarter of 2010 related to operations in the fourth quarter of 2009. Sales volumes in the first quarter of 2010 increased from the prior quarter due to higher market pulp shipments and slightly higher containerboard shipments. Average sales price realizations increased significantly for market pulp with more modest increases for linerboard and other paper products in both domestic and export markets, reflecting a continued strengthening of demand as well as the impact of the first-quarter Chilean earthquake. Input costs were unfavorable due to January 1 increases in tariffs for natural gas, electricity and steam. Wood costs were also higher due to the seasonal difficulties in harvesting and transportation caused by the winter weather. Increases in railway tariffs negatively impacted freight costs. Operating costs were unfavorable due to seasonally higher energy consumption and wage increases for union employees. Additionally, in the first quarter of 2010, the after-tax foreign exchange impact was a slight loss compared with a loss of $2 million recorded in the fourth quarter of 2009.

In the second quarter of 2009, the Company recorded an equity loss, net of taxes, for Ilim of $30 million related to operations in the first quarter of 2009. Compared to the first quarter of 2009, sales volumes in the first quarter of 2010 increased, primarily for market pulp and containerboard, reflecting strong demand with the majority of the improvement in domestic markets. Average sales price realizations were favorable for softwood and hardwood pulp in the domestic and Chinese export markets as well as for linerboard. In addition, operating results in the first quarter of 2009 included a $2 million provision for the write-down of assets to be permanently shut down. Foreign exchange losses on the remeasurement of U.S. dollar-denominated debt were $22 million in the first quarter of 2009.

Looking forward to the results we expect to record in the Company’s third quarter of 2010 for Ilim’s second quarter, average sales price realizations are expected to be significantly higher as demand for pulp in China continues to grow and linerboard price increases are realized. Input costs are expected to increase, primarily for wood, but operating costs should be favorable reflecting improvements in chemical and wood consumption. The foreign exchange impact is not expected to be significant.

A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value coated and uncoated paper, pulp and corrugated packaging product development. This capital expansion strategy was initiated in the second quarter of 2010 with the announcement of a $700 million project to build a new pulp line at Ilim’s Bratsk mill in Siberia, followed in June by the announcement of a $270 million project to install a new coated and uncoated woodfree paper machine at the Koryazhma mill. These projects are being financed through additional borrowings by the joint venture and cash flow from operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $800 million for the first six months of 2010, down from $2.2 billion for the comparable 2009 six-month period. Earnings from continuing operations adjusted for non-cash charges were $1.1 billion for the first six months of 2010 compared to $1.9 billion for the first six months of 2009. Cash used for working capital components totaled $336 million for the first six months of 2010, down from a source of $269 million for the comparable 2009 six-month period.

The Company generated free cash flow of approximately $395 million and $1.1 billion in the first six months of 2010 and 2009, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations.

Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following is a reconciliation of free cash flow to cash provided by operations:

‘	Six Months Ended June 30,
In millions	2010	2009
Cash provided by operations	$800	$2,189
Less:
Cash invested in capital projects	(273)	(259)
Cash received from alternative fuel mixture credits	(132)	(833)

Free Cash Flow	$395	$1,097

Investments in capital projects totaled $273 million in the first six months of 2010 compared to $259 million in the first six months of 2009. Full-year 2010 capital spending is currently expected to be approximately $800 million, or about 55% of depreciation and amortization expense for our current businesses. Cash used for acquisitions (net of cash acquired) for the first six months of 2010 totaled $155 million related to the Company’s purchase of SCA Packaging Asia.

Financing activities for the first six months of 2010 included a $143 million net reduction in debt versus a $1.1 billion net reduction during the comparable 2009 six-month period.

In the second quarter of 2010, International Paper repaid approximately $108 million of notes with interest rates ranging from 5.3% to 9.375% and original maturities from 2015 to 2019. In connection with these early debt extinguishments, interest rate swap hedges with a notional value of $2 million were undesignated as effective fair value hedges. The resulting gain was immaterial. Pre-tax early debt retirement costs of $18 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2010, interest rate swap agreements designated as fair value hedges with a notional value of $100 million were terminated. The termination was not in connection with the early retirement of debt. The resulting gain of $3 million was deferred and recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2019.

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

Also in the first quarter of 2010, approximately $700 million of fixed-to-floating interest rate swaps were issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2015.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. In April 2009, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. As of December 31, 2009, this debt was repaid. Also in April 2009, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured. Pre-tax early debt retirement costs of $25 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, International Paper Investments (Luxembourg) S.ar.l, a wholly-owned subsidiary of International Paper, borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of July 2009, the $468 million loan was repaid. Other debt activity for the three months ended March 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

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

At June 30, 2010 and December 31, 2009, International Paper classified $100 million and $450 million, respectively, of bank notes and Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first six months of 2010, International Paper issued approximately 2.7 million shares of treasury stock, net of restricted stock withholding, and 1.0 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $26 million. During the first six months of 2009, the Company issued approximately 2.5 million shares of treasury stock, net of restricted stock withholding, and 2.5 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $10 million. Common stock dividend payments totaled $66 million and $118 million for the first six months of 2010 and 2009, respectively. Dividends were $0.150 per share and $0.275 per share for the first six months in 2010 and 2009, respectively. In March 2009, the Company had announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter. In April 2010, International Paper announced that the quarterly common stock dividend would be increased from $0.025 per share to $0.125 per share, effective for the dividend payable June 15, 2010 to shareholders of record on May 17, 2010.

At June 30, 2010, contractual obligations for future payments of debt maturities by calendar year were as follows (in millions): $284 in 2010; $232 in 2011; $233 in 2012; $136 in 2013; $558 in 2014; $784 in 2015; and $6,704 thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At June 30, 2010, International Paper’s contractually committed credit agreements totaled $2.5 billion which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($1.0 billion at June 30, 2010) under a receivables securitization program. On January 13, 2010, the Company amended the receivables securitization program to, among other things, extend the maturity date from January 2010 to January 2011. The amended agreement has a facility fee of 0.50% payable monthly.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2010 through current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $425 million to $450 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so, and they are no longer discussing a deferral of the timeframe to commence those procedures.

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

The Company has included in its 2009 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2010.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $116 million for International Paper’s U.S. plans for the six months ended June 30, 2010, or about $9 million more than the pension expense for the first six months of 2009. Net pension expense for non-U.S. plans was about $2 million and $3 million for the first six months of 2010 and 2009, respectively. The increase in U.S. plan pension expense was principally due to a decrease in the assumed discount rate to 5.80% in 2010 from 6.00% in 2009 and higher amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash payments are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2010, the market value of plan assets for International Paper’s U.S. plans totaled approximately $6.4 billion, consisting of approximately 44% equity securities, 36% fixed income securities, and 20% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make a $500 million voluntary contribution on July 27, 2010. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $36 million in 2010.

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

Changes in Internal Controls over Financial Reporting:

Other than as set forth below, there have been no changes in our internal controls during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the 2010 second quarter, the Company acquired SCA Packaging Asia. Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for SCA Packaging Asia will be conducted over the course of our 2011 assessment cycle.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	1,282	$25.91	N/A	N/A
June 1, 2010 – June 30, 2010	7,346	23.23	N/A	N/A
Total	8,628	N/A	N/A	N/A

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months during the quarter not presented above.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*-	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

(Registrant)

Date: August 6, 2010	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief
Financial Officer

Date: August 6, 2010	By	/s/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller