Form 10-Q
period 2010-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2010-11-05
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2010 was 437,456,223.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales	$6,720	$5,919	$18,648	$17,389

Costs and Expenses
Cost of products sold (Note 5)	4,758	3,758	13,712	11,270
Selling and administrative expenses	504	527	1,397	1,535
Depreciation, amortization and cost of timber harvested	362	378	1,096	1,088
Distribution expenses	339	299	986	857
Taxes other than payroll and income taxes	58	48	150	145
Restructuring and other charges	0	151	359	313
Net (gains) losses on sales and impairments of businesses	0	0	0	48
Interest expense, net	152	169	458	506

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	547	589	490	1,627
Income tax provision (benefit)	170	212	171	790
Equity earnings (losses), net of taxes	22	0	27	(59)

Net Earnings (Loss)	399	377	346	778
Less: Net earnings (loss) attributable to noncontrolling interests	2	6	18	14

Net Earnings (Loss) Attributable to International Paper Company	$397	$371	$328	$764

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.92	$0.87	$0.76	$1.80

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.91	$0.87	$0.76	$1.79

Average Shares of Common Stock Outstanding – assuming dilution	433.8	428.7	433.8	426.6

Cash Dividends Per Common Share	$0.125	$0.025	$0.275	$0.300

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,429	$1,892
Accounts and notes receivable, net	3,310	2,695
Inventories	2,336	2,179
Deferred income tax assets	330	368
Other current assets	403	417

Total Current Assets	7,808	7,551

Plants, Properties and Equipment, net	12,030	12,688
Forestlands	730	757
Investments	1,065	1,077
Goodwill	2,285	2,290
Deferred Charges and Other Assets	1,171	1,185

Total Assets	$25,089	$25,548

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$312	$304
Accounts payable	2,556	2,058
Accrued payroll and benefits	431	473
Other accrued liabilities	1,219	1,177

Total Current Liabilities	4,518	4,012

Long-Term Debt	8,428	8,729
Deferred Income Taxes	2,759	2,425
Pension Benefit Obligation	1,607	2,765
Postretirement and Postemployment Benefit Obligation	517	538
Other Liabilities	622	824
Equity
Common stock, $1 par value, 2010 – 438.5 shares and 2009 – 437.0 shares	438	437
Paid-in capital	5,798	5,803
Retained earnings	2,154	1,949
Accumulated other comprehensive loss	(1,975)	(2,077)

	6,415	6,112
Less: Common stock held in treasury, at cost, 2010 – 1.2 shares and 2009 – 3.9 shares	27	89

Total Shareholders’ Equity	6,388	6,023

Noncontrolling interests	250	232

Total Equity	6,638	6,255

Total Liabilities and Equity	$25,089	$25,548

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net earnings (loss)	$346	$778
Depreciation, amortization and cost of timber harvested	1,096	1,088
Cost of timberlands sold	143	0
Deferred income tax provision (benefit), net	397	585
Restructuring and other charges	359	313
Payments related to restructuring and legal reserves	(2)	(35)
Pension plan contribution	(1,150)	0
Net (gains) losses on sales and impairments of businesses	0	48
Equity (earnings) losses, net	(27)	59
Periodic pension expense, net	174	160
Alternative fuel mixture credits receivable	0	(251)
Other, net	(57)	140
Changes in current assets and liabilities
Accounts and notes receivable	(555)	466
Inventories	(181)	262
Accounts payable and accrued liabilities	126	(38)
Interest payable	49	21
Other	(131)	(26)

Cash Provided by (Used for) Operations	587	3,570

Investment Activities
Invested in capital projects	(457)	(367)
Acquisitions, net of cash acquired	(152)	(17)
Other	(2)	(59)

Cash Provided by (Used for) Investment Activities	(611)	(443)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(26)	(10)
Issuance of debt	177	2,490
Reduction of debt	(505)	(4,911)
Change in book overdrafts	80	(5)
Dividends paid	(120)	(129)
Other	(24)	(113)

Cash Provided by (Used for) Financing Activities	(418)	(2,678)

Effect of Exchange Rate Changes on Cash	(21)	59

Change in Cash and Temporary Investments	(463)	508
Cash and Temporary Investments
Beginning of period	1,892	1,144

End of period	$1,429	$1,652

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 3 – EQUITY

A summary of the changes in equity for the nine months ended September 30, 2010 and 2009 is provided below:

	Nine Months Ended September 30,
	2010			2009
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,023	$232	$6,255	$4,169	$232	$4,401
Issuance of stock for various plans, net	96	0	96	91	0	91
Repurchase of stock	(26)	0	(26)	(10)	0	(10)
Common stock dividends ($0.275 per share in 2010 and $0.30 per share in 2009)	(122)	0	(122)	(133)	0	(133)
Dividends paid to noncontrolling interests by subsidiary	0	(4)	(4)	0	(6)	(6)
Noncontrolling interests of acquired entities	0	9	9	0	(1)	(1)
Acquisition of noncontrolling interests	(12)	(7)	(19)	0	0	0
Comprehensive income (loss):
Net earnings (loss)	328	18	346	764	14	778
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	85	0	85	82	0	82
Non-U.S. plans	(3)	0	(3)	7	0	7
Change in cumulative foreign currency translation adjustment	29	2	31	604	0	604
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	12	0	12	31	0	31
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	(22)	0	(22)	40	0	40

Total comprehensive income (loss)			449			1,542

Balance, September 30	$6,388	$250	$6,638	$5,645	$239	$5,884

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2010	2009	2010	2009
Net earnings (loss) attributable to International Paper Company	$397	$371	$328	$764
Effect of dilutive securities (a)	0	0	0	0

Net earnings (loss) – assuming dilution	$397	$371	$328	$764

Average common shares outstanding	430.1	426.1	429.5	424.8
Effect of dilutive securities
Restricted stock performance share plan (a)	3.7	2.6	4.3	1.8
Stock options (b)	0	0	0	0

Average common shares outstanding – assuming dilution	433.8	428.7	433.8	426.6

Basic earnings (loss) per common share	$0.92	$0.87	$0.76	$1.80

Diluted earnings (loss) per common share	$0.91	$0.87	$0.76	$1.79

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 19.9 million shares and 22.8 million shares for the three months ended September 30, 2010 and 2009, respectively, and options to purchase 19.9 million shares and 22.8 million shares for the nine months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

2010:

Restructuring and Other Charges

Restructuring and other charges during the three months ended September 30, 2010 were immaterial.

During the three months ended June 30, 2010, restructuring and other charges totaling $144 million before taxes ($88 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended June 30, 2010
In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill closure costs (including before-tax charges of $46 million of accelerated depreciation and $36 million of environmental closure costs)	$111	$68
S&A reduction initiative	2	1
Early debt extinguishment costs	18	11
Write-off of Ohio Commercial Activity tax receivable	11	7
Other	2	1

Total	$144	$88

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

2009:

Restructuring and Other Charges

During the three months ended September 30, 2009, restructuring and other charges totaling $151 million before taxes ($95 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended September 30, 2009
In millions	Before-Tax Charges	After-Tax Charges
2008 overhead reduction program – severance and benefits	$39	$24
Early debt extinguishment costs	102	62
Etienne mill – severance and other costs	7	7
Other	3	2

Total	$151	$95

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended March 31, 2009, restructuring and other charges totaling $83 million before taxes ($65 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended March 31, 2009
In millions	Before-Tax Charges	After-Tax Charges
2008 overhead reduction program – severance and benefits	$52	$32
Inverurie mill closure costs	23	28
Franklin, Virginia lumber mill, sheet converting plant and converting innovations center closure costs	6	4
Shorewood Packaging reorganization	2	1

Total	$83	$65

Additionally, during the three months ended March 31, 2009, a $20 million charge was recorded related to certain tax adjustments (see Note 10).

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. During the nine months ended September 30, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.5 billion, including $251 million recorded in Accounts and notes receivable at September 30, 2009 and $1.3 billion that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $525 million and $1.5 billion for the three months and nine months ended September 30, 2009, respectively, in Cost of products sold ($320 million and $944 million after taxes), representing eligible alternative fuel mixture credits earned through September 30, 2009. The credit expired on December 31, 2009.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired:

In millions
Cash and temporary investments	$20
Accounts and notes receivable, net	74
Inventory	23
Other current assets	1
Plants, properties and equipment, net	121
Goodwill	3
Other intangible assets	49

Total assets acquired	291

Accounts payable and accrued liabilities	51
Long-term debt	34

Total liabilities assumed	85

Net assets acquired	$206

The purchase price allocation will be finalized in the first half of 2011.

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Land-use rights	$49	39 years

Total	$49

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were as follows:

In millions	September 30, 2010	December 31, 2009
Temporary investments	$1,117	$1,634

Inventories by major category were:

In millions	September 30, 2010	December 31, 2009
Raw materials	$432	$307
Finished pulp, paper and packaging	1,469	1,443
Operating supplies	374	377
Other	61	52

Total	$2,336	$2,179

Depreciation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Depreciation expense	$349	$362	$1,052	$1,048

Certain valuation accounts were as follows:

In millions	September 30, 2010	December 31, 2009
Accumulated depreciation	$18,802	$17,817
Allowance for doubtful accounts	144	136

There was no material activity related to asset retirement obligations during the nine months ended September 30, 2010 or 2009.

Certain cash payments made were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Interest payments	$105	$101	$432	$444
Income tax payments/(refunds)	16	36	(75)	49

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Interest expense (a)	$162	$177	$484	$530
Interest income (a)	10	8	26	24
Capitalized interest costs	4	2	10	9

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(a)	Interest expense and interest income exclude approximately $12 million and $27 million for the three months and nine months ended September 30, 2010, respectively, and $26 million and $98 million for the three months and nine months ended September 30, 2009, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset.

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Service cost	$0	$0	$1	$1
Interest cost	6	8	18	23
Actuarial loss	3	5	9	17
Amortization of prior service credit	(7)	(7)	(23)	(21)

Net postretirement benefit expense (a)	$2	$6	$5	$20

(a)	Excludes charges of $0.4 million and $2.3 million for the three months and nine months ended September 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

On September 23, 2010, the Company finalized the sale of 163,000 acres of properties located in the southeastern United States to an affiliate of Rock Creek Capital (the Partnership) for $199 million, resulting in a $50 million pre-tax gain ($31 million after taxes), after expenses. Cash of $160 million was received at closing, with the balance of $39 million, plus interest, to be received no later than three years from closing. In addition, the Company has received a 20% profits interest in the Partnership.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following tables present changes in goodwill balances as allocated to each business segment for the nine months ended September 30, 2010 and 2009:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2010
Goodwill	$1,131		$2,423		$1,765	$400	$5,719
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	1,131		658		101	400	2,290

Reclassifications and other (b)	(2)		13		1	0	12
Additions/reductions	3	(c)	(20	)(d)	0	0	(17)

Balance as of September 30, 2010
Goodwill	1,132		2,416		1,766	400	5,714
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,132		$651		$102	$400	$2,285

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents the preliminary purchase price allocation related to the acquisition of SCA Packaging Asia.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2009
Goodwill	$989		$2,302		$1,766	$399	$5,456
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	989		537		102	399	2,027

Reclassifications and other (b)	3		135		0	0	138
Additions/reductions	140	(c)	(18	)(d)	0	1	123

Balance as of September 30, 2009
Goodwill	1,132		2,419		1,766	400	5,717
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,132		$654		$102	$400	$2,288

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects purchase accounting adjustments related to the CBPR acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

The net carrying amount of identifiable intangible assets, excluding goodwill, was as follows:

In millions	September 30, 2010	December 31, 2009
Intangible assets	$276	$248

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Amortization expense related to intangible assets	$7	$8	$22	$25

NOTE 10 – INCOME TAXES

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2010:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2009	$(308)	$(95)
Activity for three months ended March 31, 2010	116	9
Activity for the three months ended June 30, 2010	4	(3)
Activity for the three months ended September 30, 2010	8	(2)

Balance at September 30, 2010	$(180)	$(91)

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $80 million during the next 12 months.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended March 31, 2010, the Company recorded in Income tax provision (benefit), charges totaling $46 million, consisting of a $14 million adjustment of deferred income tax assets relating to incentive compensation payments during the quarter and a $32 million charge to reduce deferred income tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement) as a result of the recently enacted “Health Care and Education Reconciliation Act of 2010.”

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

NOTE 12 – VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities:

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interests in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2010 and the year ended December 31, 2009.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and International Paper intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at September 30, 2010 and December 31, 2009. Remaining borrowings of $129 million and $144 million at September 30, 2010 and December 31, 2009, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million and $46 million is included in short-term debt at September 30, 2010 and December 31, 2009, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002 and 2001. International Paper transferred notes (the Monetized Notes) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the nine months ended September 30, 2010 and the year ended December 31, 2009. At September 30, 2010, International Paper’s $543 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to effect, a legal right of offset to net-settle these two amounts. International Paper’s preferred interest in the remaining entity of $485 million is included in Investments in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009. Other outstanding debt related to the above transactions of $345 million and $465 million is included in Long-term debt and $124 million and $7 million is included in short-term debt in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Preferred Securities of Subsidiaries:

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of September 30, 2010, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $4 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

During the three months ended September 30, 2010, International Paper repaid approximately $111 million of notes with interest rates ranging from 5.375% to 6.8% and original maturities from 2016 to 2024.

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

During the three months ended September 30, 2009, International Paper repaid approximately $1.1 billion of the $2.5 billion of long-term debt issued in connection with the CBPR business acquisition. As of December 31, 2009, this debt was repaid. In August 2009, International Paper issued $1.0 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026. Pre-tax early debt retirement costs of $118 million related to third quarter debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $16 million gain on associated interest rate swaps as discussed in Note 14).

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. In April 2009, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. Also in April 2009, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint ventures that matured. Pre-tax early debt retirement costs of $46 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $21 million gain on associated interest rate swaps as discussed in Note 14).

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

At September 30, 2010 and December 31, 2009, International Paper classified $100 million and $450 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed credit facility, to renew or convert these obligations.

At September 30, 2010, International Paper had $8.7 billion of debt with a fair value of approximately $9.9 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

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

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized currently in earnings to offset the remeasurement of the related assets and liabilities, were a gain of $30 million for the nine months ended September 30, 2010 and a loss of approximately $50 million for the nine months ended September 30, 2009. As of September 30, 2010 and December 31, 2009, outstanding undesignated foreign exchange contracts included the following:

Undesignated Volumes

In millions	September 30, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / European euro	431	108
European euro / Great British pounds	39	29
European euro / Polish zloty	0	39
European euro/ U.S. dollar	13	9
South Korean won / U.S. dollar	8,076	3,629

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed-rate debt. At September 30, 2010 and December 31, 2009, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $274 million and $1.1 billion, respectively.

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

In January 2010, approximately $700 million fixed-to-floating interest rate swaps that were issued in 2009 were terminated, $100 million of which was issued in the third quarter of 2009 as discussed below. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2015.

During the three months ended March 31, 2010, a previously deferred gain of $1 million was recognized in earnings in connection with early debt retirements. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In the third quarter of 2009, the Company entered into a fixed-to-floating interest rate swap agreement with a notional value of $100 million. The interest rate swap was effective August 2009 with an original maturity date in April 2015. The interest rate swap was designated as a fully effective fair value hedge of the benchmark interest rate. Subsequently, in January 2010, the interest rate swap agreement was terminated.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended June 30, 2009, the Company entered into a series of fixed-to-floating interest rate swap agreements with a notional amount of $500 million. In the third quarter of 2009, these interest rate swap agreements plus interest rate swap agreements that were previously issued with a notional of $20 million were terminated or undesignated as effective fair value hedges in connection with various early debt retirements resulting in a gain of approximately $9 million. In addition, a previously deferred gain of $17 million related to earlier swap terminations was recognized in earnings. These gains are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in May 2009, in connection with various early debt retirements, unamortized deferred gains of $21 million related to earlier swap terminations were reclassified from Long-term debt and included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At September 30, 2010 and December 31, 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges.

On September 30, 2009, the Company undesignated $1 billion of interest rate swaps that qualified as cash flow hedges and had a maturity date in September 2010 and entered into an offsetting $1 billion fixed-to-floating interest rate swap with a maturity date in September 2010 to minimize the earnings exposure from the undesignated swaps. These swaps resulted in a $22 million gain that was to be recognized in earnings for the nine months ended September 2010. There was no earnings impact for the nine months ended September 2009.

Also, during the three months ended September 30, 2009, in connection with various early debt retirements, unamortized deferred losses of approximately $10 million related to earlier swap terminations were reclassified from Accumulated other comprehensive loss and included in Restructuring and other charges in the accompanying consolidated statement of operations.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At September 30, 2010, the hedged volumes of these energy contracts totaled 300,000 barrels of fuel oil and 14 million MMBTU (Million British Thermal Units) of natural gas. These contracts had maturities of two years or less as of September 30, 2010. At December 31, 2009, the hedged volumes totaled 900,000 barrels of fuel oil and 21 million MMBTUs of natural gas. Deferred losses totaling $17 million after taxes at September 30, 2010 are expected to be recognized through earnings within the next 12 months.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Foreign Currency Risk

Foreign exchange contracts are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At September 30, 2010, these contracts have maturities of three years or less. Deferred gains of $14 million after taxes at September 30, 2010 are expected to be recognized through earnings within the next 12 months. As of September 30, 2010 and December 31, 2009, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

Designated Volumes

In millions	September 30, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	5	11
U.S. dollar / Brazilian real	95	265
Great British pounds / Brazilian real	9	12
European euro / Polish zloty	230	164

On June 30, 2010, foreign exchange contracts to sell 123 million U.S. dollars and buy Brazilian reals were undesignated as cash flow hedges of an International Paper wholly-owned subsidiary’s foreign exchange risk due to the forecasted transactions not being probable. In July 2010, the undesignated foreign exchange contracts were terminated resulting in cash received of $5 million. The change, a $3 million gain, in the fair value of the contracts since they were undesignated was recognized in earnings. The fair value of the contracts when they were undesignated, a $1 million gain after tax, was deferred in AOCI since the forecasted transactions remained reasonably possible. The deferred gain will be reclassified out of AOCI to earnings when the forecasted transactions are no longer reasonably possible or when the hedged transactions affect earnings. As of September 30, 2010, the forecasted transactions remained reasonably possible.

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

Foreign Exchange Contracts

Foreign currency forward contracts are valued using foreign currency forward and interest rate curves obtained directly from an independent market data provider. The fair value of each contract is determined by comparing the contract rate to the forward rate. The fair value is present valued using the applicable interest rate from an independent market data provider.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$20	(a)	$5	(e)	$0		$20	(h)
Fuel oil contracts – cash flow	5	(b)	16	(f)	0		4	(i)
Natural gas contracts – cash flow	0		0		43	(g)	38	(j)
Foreign exchange contracts – cash flow	23	(c)	32	(b)	1	(h)	0

Total derivatives designated as hedging instruments	$48		$53		$44		$62

Derivatives not designated as hedging instruments
Interest rate contracts	$0		$1	(b)	$10	(h)	$29	(k)
Embedded derivatives	10	(d)	6	(d)	0		0
Foreign exchange contracts	30	(b)	2	(b)	3	(i)	2	(i)

Total derivatives not designated as hedging instruments	$40		$9		$13		$31

Total derivatives	$88		$62		$57		$93

(a)	Includes $4 million recorded in Accounts and notes receivable, net, and $16 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $18 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $2 million recorded in Accounts and notes receivable, net, and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(f)	Includes $13 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(g)	Includes $34 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(h)	Included in Other liabilities in the accompanying consolidated balance sheet.
(i)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(j)	Includes $26 million recorded in Other accrued liabilities and $12 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(k)	Includes $23 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table provides the change in AOCI, net of tax, related to derivative instruments for the nine months ended September 30:

	Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) or Loss Reclassified from OCI into Income (Effective Portion)
In millions	2010	2009		2010	2009
Interest rate contracts	$0	$(6)	Interest expense, net	$0	$21
Fuel oil contracts	(2)	16	Cost of products sold	(2)	5
Natural gas contracts	(14)	(18)	Cost of products sold	9	22
Foreign exchange contracts	28	39	Cost of products sold	(29)	(8)

Total	$12	$31		$(22)	$40

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

would be required to post collateral for all derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $33 million as of September 30, 2010 and $65 million as of December 31, 2009. The Company was not required to post collateral as of September 30, 2010 and an immaterial amount of collateral as of December 31, 2009 due to exceeding the counterparty’s collateral threshold in the normal course of business. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Service cost	$29	$30	$87	$90
Interest cost	136	134	406	402
Expected return on plan assets	(158)	(159)	(473)	(475)
Actuarial loss	44	40	131	120
Amortization of prior service cost	7	8	23	23

Net periodic pension expense (a)	$58	$53	$174	$160

(a)	Excludes charges of $15 million and $62 million for the three months and nine months ended September 30, 2009, respectively, for termination benefits related to cost reduction programs recorded in Restructuring and other charges in the consolidated statement of operations.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company periodically reassesses the amount and timing of any discretionary contributions and made voluntary contributions totaling $1.15 billion during the three months ended September 30, 2010. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $32 million for the nine months ended September 30, 2010.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards in the discretion of the Committee, and cash-based

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

awards. The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the financial statements included in International Paper’s 2009 Form 10-K. As of September 30, 2010, 17.1 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2010 and 2009 was $38 million and $72 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was zero for both of the nine months ended September 30, 2010 and 2009. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $75 million and $28 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, $69 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Expected volatility	33.83% - 57.95%	33.83% - 57.95%
Risk-free interest rate	0.16% - 1.49%	0.16% - 1.49%

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following summarizes the activity for PSP for the nine months ended September 30, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	6,066,050	$24.28
Granted	3,842,626	28.93
Shares Issued (a)	(2,791,387)	33.30
Forfeited	(244,477)	21.62

Outstanding at September 30, 2010	6,872,812	$23.31

(a)	Includes 149,126 shares held for payout at the end of the performance period.

Stock Option Program:

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

The following summarizes the option activity under the plan for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	22,217,057	$39.24
Forfeited	(40,575)	34.25
Expired	(2,295,279)	56.03

Outstanding at September 30, 2010	19,881,203	$37.31	2.35	$0

All options were fully vested and exercisable as of September 30, 2010.

Executive Continuity and Restricted Stock Award Program:

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2010:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	83,000	$33.93
Granted	168,000	25.65
Shares Issued	(51,000)	31.96
Forfeited	0	0.00

Outstanding at September 30, 2010	200,000	$27.48

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Sales by industry segment for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Industrial Packaging	$2,610	$2,230	$7,270	$6,680
Printing Papers	1,550	1,470	4,400	4,155
Consumer Packaging	870	790	2,520	2,275
Distribution	1,755	1,665	4,965	4,850
Forest Products	205	5	220	20
Corporate and Intersegment Sales	(270)	(241)	(727)	(591)

Net Sales	$6,720	$5,919	$18,648	$17,389

Operating profit by industry segment for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2010	2009		2010		2009
Industrial Packaging	$332	$410	(b,c,d)	$565	(g)	$1,152	(b,c,d)
Printing Papers	278	363	(b,e)	247	(h)	954	(b,e)
Consumer Packaging	71	144	(b,f)	147	(f)	370	(b,f)
Distribution	22	21		69		24
Forest Products	49	2		97		7

Operating Profit (a)	752	940		1,125		2,507
Interest expense, net	(152)	(169)		(458)		(506)
Noncontrolling interests/equity earnings adjustment (i)	5	5		20		19
Corporate items, net	(58)	(46)		(163)		(141)
Restructuring and other charges	0	(141)		(34)		(252)

Earnings (loss) from continuing operations before income taxes and equity earnings	$547	$589		$490		$1,627

Equity earnings (loss), net of taxes – Ilim (a)	$22	$0		$24		$(56)

(a)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $22 million and $24 million for the three months and nine months ended September 30, 2010, respectively, no equity earnings for the three months ended September 30, 2009 and equity losses, net of taxes, of $56 million for the nine months ended September 30, 2009, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.
(b)	Includes gains of $221 million and $637 million for the Industrial Packaging segment, $226 million and $663 million for the Printing Papers segment, and $78 million and $247 million for the Consumer Packaging segment for the three months and nine months ended September 30, 2009, respectively, relating to alternative fuel mixture credits.
(c)	Includes charges of $18 million and $72 million for the three months and nine months ended September 30, 2009, respectively, for CBPR integration costs.
(d)	Includes charges of $7 million and $22 million for the three months and nine months ended September 30, 2009, respectively for severance and other costs related to the planned closure of the Etienne mill in France and $48 million for the nine months ended September 30, 2009 to write down the assets of the Etienne mill to estimated fair value.
(e)	Includes charges of $1 million and $11 million for the three and nine months ended September 30, 2009, respectively, for shutdown costs for the Louisiana mill and the Franklin lumber mill, sheet converting plant and converting innovations center, and a charge of $23 million for the nine months ended September 30, 2009 for the closure of the Inverurie, Scotland mill.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(f)	Includes charges of $2 million for the three months ended September 30, 2009, and $4 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively, related to the reorganization of the Company’s Shorewood operations.
(g)	Includes charges of $3 million for additional closure costs for the Etienne mill in France for the nine months ended September 30, 2010 and $3 million of additional closure costs for U.S. mills for the nine months ended September 30, 2010.
(h)	Includes charges of $315 for the nine months ended September 30, 2010 for shutdown costs for the Franklin mill.
(i)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper produced record earnings per share before special items of $0.91 in the third quarter of 2010 (on an equivalent-share basis), up from $0.42 in the 2010 second quarter and $0.37 in the 2009 third quarter. Excluding earnings from land sales, earnings per share would have been $0.83 in the 2010 third quarter, also a record. The strong earnings were driven by excellent results across all our mill business segments and geographic regions. We experienced modest increases in volume from our printing papers and consumer packaging businesses and stronger increases in our North American distribution business, but equally important was the strong performance of our European operations where we did not experience as large of a seasonal drop as normal in our box and printing papers business. Improved price realizations from previously announced price increases drove solid margin expansion that was also enhanced by the realization of benefits from our 2008 and 2009 restructuring efforts and strong operations at our mills and converting plants. Reduced mill maintenance outages and an improved contribution from our Ilim joint venture also contributed to the earnings growth. Strong free cash flow allowed us to contribute nearly $1.2 billion to our pension plan and to repay approximately $200 million of balance sheet debt.

Looking ahead to the fourth quarter, we expect to continue to generate strong, but seasonally lower, earnings and free cash flow. We expect paper and packaging volumes to decline in line with typical seasonal demand declines, accompanied by stable prices and higher costs for recycled fiber and certain chemicals. Maintenance outages are expected to increase by approximately $30 million. Our North American distribution business, xpedx, is expected to experience a seasonal decline in earnings, while the contribution from our Ilim joint venture is expected to be in line with third quarter results. Fourth quarter earnings will be lower than the third quarter due to the absence of two non-recurring items: a $16 million bad debt recovery and a $50 million gain from land sales, both occurring in the third quarter.

Earnings per share attributable to International Paper Company shareholders before special items is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most direct comparable GAAP measure. The Company calculates earnings per share before special items by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations by quarter. The following is a reconciliation of earnings per share attributable to International Paper Company common shareholders before special items to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
	2010	2009	2010
Earnings Per Share Before Special Items	$0.91	$0.37	$0.42
Restructuring and other charges	0	(0.22)	(0.21)
CBPR business integration costs	0	(0.03)	0
Alternative fuel mixture credits	0	0.75	0

Diluted Earnings Per Common Share as Reported	$0.91	$0.87	$0.21

RESULTS OF OPERATIONS

For the third quarter of 2010, International Paper Company reported net sales of $6.7 billion, compared with $5.9 billion in the third quarter of 2009 and $6.1 billion in the second quarter of 2010.

Net earnings attributable to International Paper Company totaled $397 million, or $0.91 per share, in the 2010 third quarter. This compared with earnings of $371 million, or $0.87 per share, in the third quarter of 2009 and $93 million, or $0.21 per share, in the second quarter of 2010.

Compared with the third quarter of 2009, earnings in the 2010 third quarter benefited from higher average sales price realizations ($285 million), higher sales volumes and lower lack-of-order downtime ($29 million), higher earnings from land sales ($33 million), the partial reversal of a second quarter 2010 provision for bad debt related to a large envelope company ($11 million), and lower net interest expense ($13 million). These benefits were partially offset by the net impact of higher operating costs and a more favorable mix of products sold ($9 million), higher mill outage costs ($2 million), higher raw material and freight costs ($132 million), slightly higher corporate items and other costs ($4 million), and a higher income tax expense ($6 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $22 million higher in the 2010 third quarter than in the 2009 third quarter. There were no special items in the 2010 third quarter, compared with a net special item gain of $214 million in the 2009 third quarter.

Compared with the second quarter of 2010, earnings benefited from higher average sales price realizations ($116 million), higher sales volumes ($17 million), lower mill outage costs ($45 million), slightly lower raw material and freight costs ($1 million), higher earnings from land sales ($6 million), a provision for bad debt for a large envelope company recorded in the second quarter and partially reversed in the third quarter ($33 million), and decreased corporate items and other costs ($1 million). These benefits were partially offset by higher operating costs and a less favorable mix of products sold ($21 million) and a higher income tax provision ($1 million). Net interest expense decreased ($2 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $17 million versus the second quarter. There were no special items in the 2010 third quarter, compared with net special items losses of $88 million in the 2010 second quarter.

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

The following table presents a reconciliation of net earnings attributable to International Paper to its operating profit:

	Three Months Ended
	September 30,		June 30, 2010
In millions	2010	2009
Net Earnings (Loss) Attributable to International Paper Company	$397	$371	$93
Add back (deduct):
Income tax provision (benefit)	170	212	25
Equity (earnings) loss, net of taxes	(22)	0	(7)
Noncontrolling interests, net of taxes	2	6	7

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	547	589	118
Interest expense, net	152	169	157
Noncontrolling interests / equity earnings included in operations	(5)	(5)	(7)
Corporate items	58	46	54
Special items:
Restructuring and other charges	0	141	31

	$752	$940	$353

Industry Segment Operating Profit
Industrial Packaging	$332	$410	$192
Printing Papers	278	363	47
Consumer Packaging	71	144	48
Distribution	22	21	26
Forest Products	49	2	40

Total Industry Segment Operating Profit (1)	$752	$940	$353

(1)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $22 million and $5 million for the three months ended September 30, 2010 and June 30, 2010, respectively, and no equity earnings for the three months ended September 30, 2009 related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $752 million in the 2010 third quarter were lower than the $940 million in the 2009 third quarter, but higher than the $353 million in the 2010 second quarter. Compared with the third quarter of 2009, earnings in the current quarter benefited from higher average sales price realizations ($408 million), higher sales volumes and decreased lack-of-order downtime ($42 million), higher gains from land sales ($47 million), the partial reversal of a provision for bad debt for a large envelope company ($16 million), and slightly lower corporate items and other costs ($1 million). These benefits were partially offset by the net impact of higher operating costs and a more favorable mix of products sold ($13 million), higher mill outage costs ($3 million), and higher raw material and freight costs ($189 million). There were no special items in the 2010 third quarter compared to a gain of $497 million in the 2009 third quarter (primarily related to alternative fuel mixture credits).

Compared with the 2010 second quarter, operating profits benefited from higher average sales price realizations ($169 million), higher sales volumes ($24 million), lower mill outage costs ($65 million), slightly lower raw material and freight costs ($1 million), higher gains from land sales ($9 million), and a bad debt provision for a large envelope company recorded in the second quarter and partially reversed in the third quarter ($49 million). These benefits were partially offset by higher operating costs and a less favorable mix of products sold ($31 million). There were no special items in the 2010 third quarter compared to a loss of $113 million in the 2010 second quarter.

During the 2010 third quarter, International Paper took approximately 144,000 tons of downtime, which included 29,000 tons that were market related compared with approximately 715,000 tons of downtime in the third quarter of 2009, which included approximately 101,000 tons that were market-related and 454,000 tons related to capacity reductions at our Albany, Pineville, Franklin and Valliant mills. During the 2010 second quarter, International Paper took approximately 214,000 tons of downtime of which essentially none was market related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the three-month and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2010	2009	2010	2009
Industrial Packaging
Corrugated Packaging	1,928	1,856	5,693	5,531
Containerboard	634	580	1,867	1,581
Recycling	636	566	1,860	1,759
Saturated Kraft	45	33	136	83
Bleached Kraft	23	22	66	52
European Industrial Packaging	251	252	768	790
Asian Box	114	43	197	109
Asian Distribution	87	157	270	318

Industrial Packaging	3,718	3,509	10,857	10,223

Printing Papers
U.S. Uncoated Papers	684	753	2,051	2,148
European and Russian Uncoated Papers	311	304	929	1,006
Brazilian Uncoated Papers	262	282	792	696
Asian Uncoated Papers	24	25	75	40

Uncoated Papers	1,281	1,364	3,847	3,890

Market Pulp (2)	385	422	1,053	1,114

Consumer Packaging
U.S. Coated Paperboard	364	324	1,057	932
European Coated Paperboard	88	86	264	265
Asian Coated Paperboard	213	221	651	628
Other Consumer Packaging	45	42	129	130

Consumer Packaging	710	673	2,101	1,955

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes internal sales to mills.

Income Taxes

The income tax provision was $170 million for the 2010 third quarter reflecting an effective income tax rate for continuing operations of 31% for the quarter.

The income tax provision was $25 million for the 2010 second quarter. Excluding a benefit of $56 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 31% for the quarter.

The income tax provision was $212 million for the 2009 third quarter. Excluding expense of $142 million relating to the tax effects of special items, the effective income tax rate for continuing operations was 30% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2010 third quarter was $152 million compared with $157 million in the 2010 second quarter and $169 million in the 2009 third quarter. The lower net expense compared with the third quarter of 2009 is due to the repayment of $3.1 billion of debt in 2009.

Corporate items, net, of $58 million in the 2010 third quarter were higher than the $54 million of net expense in the 2010 second quarter and the $46 million of net expense in the 2009 third quarter. The increase compared to the prior year reflects higher supply chain initiative costs and higher pension costs, partially offset by the reversal of an environmental reserve.

Special Items

Restructuring and Other Charges

2010:

Restructuring and other charges during the three months ended September 30, 2010 were immaterial.

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

2009:

During the three months ended September 30, 2009, restructuring and other charges totaling $151 million before taxes ($95 million after taxes) were recorded, including a $102 million charge before taxes ($62 million after taxes) for costs related to the early extinguishment of debt (see Note 13), a $39 million charge before taxes ($24 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction program, a $7 million charge, before and after taxes, for severance and other costs related to the planned closure of the Company’s Etienne mill in France, and a $3 million charge before taxes ($2 million after taxes) for other closure costs.

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

Net (Gains)Losses on Sales and Impairments of Businesses

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

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the third quarter of 2010.

Industrial Packaging

	2010			2009
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,610	$2,440	$7,270	$2,230	$2,270	$6,680
Operating Profit	332	192	565	410	382	1,152

Industrial Packaging net sales for the third quarter of 2010 were 7% higher than in the second quarter of 2010 and 17% higher than in the third quarter of 2009. Operating profits included $1 million in the second quarter of 2010 of expenses related to the closure of the Etienne mill in France. Operating profits in the third quarter of 2009 included a gain of $221 million relating to alternative fuel mixture credits, $7 million of costs associated with the closure of the Etienne mill and $18 million for costs associated with the integration of the CBPR acquisition. Excluding these items, operating profits in the third quarter of 2010 were 72% higher than in the second quarter of 2010, and 55% higher than in the third quarter of 2009.

North American Industrial Packaging net sales were $2.2 billion in the third quarter of 2010 compared with $2.1 billion in the second quarter of 2010 and $1.9 billion in the third quarter of 2009. Operating earnings were $320 million in the third quarter of 2010 compared with $172 million in the second quarter of 2010 and $404 million ($201 million excluding alternative fuel mixture credits and integration costs related to Weyerhaeuser Company’s Containerboard, Packaging and Recycling (CBPR) business) in the third quarter of 2009.

Sales volumes in the third quarter of 2010 increased slightly compared with the second quarter of 2010 reflecting higher export linerboard shipments partially offset by seasonally weaker demand in North American box markets. Average sales price realizations were significantly higher due to the full-quarter impact of price increases effective in the second quarter for containerboard and boxes. Input costs decreased due to lower wood and recycled fiber costs, partially offset by higher natural gas and chemical costs. Manufacturing operating costs decreased due to good performance at the mills and increased efficiencies at the box plants, however overhead costs for incentive compensation were higher. Planned maintenance downtime costs were $38 million lower than in the second quarter of 2010 with no major outages occurring in the third quarter.

Compared with the third quarter of 2009, sales volumes improved in the third quarter of 2010 due to stronger customer demand for boxes and for exported linerboard. The year-to-date cumulative impact of 2010 announced price increases resulted in significantly higher average sales price realizations than in the third quarter of 2009 which was negatively impacted by poor economic conditions. Input costs have increased sharply, primarily for recycled fiber, but also for wood, natural gas and chemicals. Manufacturing operating costs were favorable reflecting the fixed cost savings from the closures of the Albany and Pineville mills in the 2009 fourth quarter. Planned maintenance downtime costs were about the same as in the third quarter of 2009. In 2010, capacity was reduced by 377,000 tons per quarter related to the 2009 shutdowns of the Albany and Pineville mills and idling of a paper machine at the Valliant mill. In the third quarter of 2009, the business took about 465,000 tons of lack-of-order downtime including 98,000 tons associated with the idling of a paper machine at the Valliant mill.

Entering the fourth quarter of 2010, sales volumes are expected to seasonally decline due to fewer operating days in the box business. Average sales price realizations should continue to improve slightly reflecting a more favorable customer mix for containerboard and boxes. Input costs are expected to slightly increase primarily due to higher costs for recycled fiber. Planned maintenance downtime costs should be about $23 million higher with major outages scheduled at the Pine Hill and Prattville mills.

European Industrial Packaging net sales were $235 million in both the third and second quarters of 2010 and $240 million in the third quarter of 2009. Operating earnings were $14 million in the third quarter of 2010 compared with $18 million ($19 million excluding facility closure costs) in the second quarter of 2010 and $6 million ($13 million excluding facility closure costs) in the third quarter of 2009.

Sales volumes in the third quarter of 2010 were lower than the second quarter of 2010 due to normal seasonality, the European holiday season and the Ramadan period in Morocco. Demand in industrial markets continues to recover, while the improvement in the fruit and vegetable markets was hampered by poor weather conditions throughout Europe. Average sales margins decreased as box price increases only partially offset higher costs for kraft and recycled containerboard. Also, sales margins were negatively impacted by a higher percentage of export shipments from Italy and Morocco and an unfavorable mix in the fruit and vegetable markets. Other input costs were about the same as in the 2010 second quarter.

Compared with the third quarter of 2009, total sales volumes increased reflecting improved demand for packaging in the industrial markets, but a weaker fruit and vegetable season. Average sales margins were lower as prices for kraft and recycled linerboard have increased from the record low levels of the 2009 third quarter. Operating costs were favorable, but energy costs were higher. Earnings were favorably impacted by savings from the closure of the Etienne mill. Foreign exchange effects had a $2 million more negative impact on earnings in the third quarter of 2010 than in the third quarter of 2009.

Looking ahead to the fourth quarter of 2010, sales volumes are expected to be higher with the start of the winter fruit and vegetable season in Spain, Morocco and Turkey and the continued strengthening of demand in the industrial markets. Average sales prices for boxes should be stable, but average margins are expected to improve as costs for containerboard remain at or below third quarter levels.

Asian Industrial Packaging net sales were $165 million in the third quarter of 2010 compared with $85 million in the second quarter of 2010 and $100 million in the third quarter of 2009. Operating earnings for the packaging operations were a loss of $2 million in the third quarter of 2010 compared with a gain of about $1 million in both the second quarter of 2010 and the third quarter of 2009. The third quarter of 2010 included the results of the SCA Packaging Asia acquisition on June 30, 2010. SCA was about breakeven from operations for the quarter before incurring incremental integration expenses. Operating earnings for the distribution activities of the business were about breakeven in the third quarter of 2010 compared with a gain of about $1 million in the second quarter of 2010 and a loss of about $1 million in the third quarter of 2009.

Printing Papers

	2010			2009
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,550	$1,445	$4,400	$1,470	$1,360	$4,155
Operating Profit	278	47	247	363	279	954

Printing Papers net sales for the third quarter of 2010 were 7% higher than in the second quarter of 2010 and 5% higher than in the third quarter of 2009. Operating profits included $111 million in the second quarter of 2010 for closure costs for the Franklin mill. Operating profits in the third quarter of 2009 included a gain of $226 million for alternative fuel mixture credits and costs of $1 million for facility closures. Excluding these items, operating profits in the third quarter of 2010 were 76% higher than in the second quarter of 2010 and double the third quarter of 2009.

North American Printing Papers net sales were $715 million in the third quarter of 2010 compared with $675 million in the second quarter of 2010 and $725 million in the third quarter of 2009. Operating earnings were $125 million in the third quarter of 2010 compared with a loss of $65 million (a gain of $46 million excluding facility closure costs) in the second quarter of 2010 and income of $254 million ($92 million excluding alternative fuel mixture credits and facility closure costs) in the third quarter of 2009.

Compared with the second quarter of 2010, sales volumes in the third quarter of 2010 increased due to seasonally stronger demand for uncoated freesheet paper in North America and higher export shipments. Average sales price realizations improved reflecting the full-quarter impact of the realization of a May price increase for uncoated freesheet paper. Input costs for wood were lower, but were partially offset by higher energy and chemical costs. Freight costs were stable as higher domestic fuel costs were offset by lower ocean freight rates on export shipments. Manufacturing operations continued to be strong, but costs were slightly less favorable than in the 2010 second quarter. Planned maintenance downtime costs were $4 million lower than in the 2010 second quarter. In addition, operating earnings in the second quarter of 2010 included a $33 million bad debt expense of which $16 million was reversed in the third quarter of 2010.

Sales volumes in the third quarter of 2010 decreased from the third quarter of 2009 partially due to reduced capacity related to the permanent closure of the Franklin mill. Average sales price realizations improved reflecting sales price increases announced during 2010. Input costs were higher for wood, purchased fiber, energy and chemicals. Freight costs were also higher. Planned maintenance downtime costs were slightly higher in the third quarter of 2010, while operating costs were unfavorable. In the third quarter of 2009, 42,000 tons of lack-of-order downtime was taken, but capacity has been reduced by 150,000 tons per quarter in 2010 due to the closure of the Franklin mill.

Entering the fourth quarter of 2010, domestic market conditions are expected to remain steady; however, sales volumes are expected to be impacted by a seasonally weaker period. Average sales price realizations should be stable. Average margins are expected to decrease due to an increase in lower-margin export shipments. Operating costs and planned mill maintenance downtime costs should be about flat. Input costs for wood are expected to decrease, but be largely offset by higher energy and chemical costs.

European Printing Papers net sales were $325 million in the third quarter of 2010 compared with $320 million in the second quarter of 2010 and $300 million in the third quarter of 2009. Operating earnings were $58 million in the third quarter of 2010 compared with $55 million in the second quarter of 2010 and $28 million in the third quarter of 2009.

Sales volumes for uncoated freesheet paper were higher in the third quarter of 2010 than in the second quarter of 2010 as market demand in Russia continues to strengthen, more than offsetting seasonal declines in the rest of Europe. Pulp shipments increased in Russia and Poland. Average sales price realizations improved as price increases were realized, primarily in Western Europe, for uncoated freesheet paper. Manufacturing operating costs were favorable, but planned maintenance downtime costs for an outage at the Kwidzyn mill in the third quarter of 2010 were $2 million higher than for an outage at the Svetogorsk mill in the second quarter of 2010. Input costs for wood, energy, chemicals and purchased pulp all increased slightly.

Compared with the 2009 third quarter, sales volumes for uncoated freesheet paper in the 2010 third quarter increased, reflecting stronger market demand. Average sales price realizations for uncoated freesheet paper increased due to improved market conditions, and market pulp prices were significantly higher. Manufacturing operating costs and planned maintenance downtime costs were each about flat. Input costs for wood and energy were higher, but were partially offset by lower costs for chemicals.

In the 2010 fourth quarter, average sales price realizations for uncoated freesheet paper are expected to improve, but should be partially offset by significantly lower pulp sales prices. Planned maintenance downtime costs should be higher due to an outage at the Saillat mill in France. Sales volumes are expected to be higher overall, but lower in Russia due to capacity constraints. Input costs for wood are expected to be about flat, but costs for energy and chemicals are expected to be higher. Operating costs should be seasonally higher.

Brazilian Printing Papers net sales were $275 million in both the third and second quarters of 2010 and the third quarter of 2009. Operating earnings were $46 million in the third quarter of 2010 compared with $39 million in the second quarter of 2010 and $36 million in the third quarter of 2009.

Sales volumes in the third quarter of 2010 decreased compared with the second quarter of 2010 as higher sales volumes in the domestic Brazilian market were more than offset by lower export shipments. Market demand in Brazil and the rest of Latin America remains strong. Average sales price realizations were higher reflecting the realization of uncoated freesheet paper sales price increases in the Latin American and European export markets. Average margins were favorably impacted by a greater proportion of higher-margin domestic sales. Input costs for purchased pulp and energy were higher, but wood costs were lower. Manufacturing operating costs were favorable, but overhead costs and planned maintenance downtime costs were higher.

Compared with the third quarter of 2009, sales volumes decreased for both domestic and export sales of uncoated freesheet paper and for pulp. Average sales price realizations for uncoated freesheet paper increased significantly in export markets, but decreased slightly in domestic markets. Average sales price realizations for pulp increased. Input costs were higher primarily reflecting increased costs for purchased pulp at the Tres Lagoas mill. Manufacturing operating costs were unfavorable and planned maintenance downtime costs were $3 million higher with outages at the Luis Antonio and Mogi Guacu mills in the third quarter of 2010 and at only the Luis Antonio mill in the third quarter of 2009.

Entering the 2010 fourth quarter, sales volumes are expected to increase, and average margins are expected to rise due to stable domestic market demand for uncoated freesheet paper. Average sales price realizations should improve particularly in export markets with the full-quarter impact of the realization of previously announced price increases. Costs associated with planned maintenance downtime are expected to be lower with no outages scheduled for the fourth quarter. Input costs are expected to increase as purchased pulp prices moderate slightly, and operating costs should be about flat.

Asian Printing Papers net sales were $25 million in the third quarter of 2010 compared with $15 million in both the second quarter of 2010 and the third quarter of 2009. Operating earnings were about breakeven in all periods presented.

U.S. Market Pulp net sales were $210 million in the third quarter of 2010 compared with $160 million in the second quarter of 2010 and $155 million in the third quarter of 2009. Operating earnings were $49 million in the third quarter of 2010 compared with $18 million in the second quarter of 2010 and $45 million (a loss of $18 million excluding alternative fuel mixture credits) in the third quarter of 2009.

Sales volumes in the third quarter of 2010 were higher than in the second quarter of 2010 reflecting strong market demand, particularly for fluff pulp. Average sales price realizations increased for fluff pulp, but this benefit was partially offset by decreases for softwood and hardwood pulp. Input costs decreased reflecting lower wood costs, but higher energy and chemical costs. Freight costs increased due to higher fuel costs. Planned maintenance downtime costs were about $11 million higher than in the 2010 second quarter. Operating costs were favorable due to strong performance at the mills.

Compared with the third quarter of 2009, sales volumes were slightly higher. Average sales price realizations increased significantly, reflecting the impact of stronger market demand. Input costs for wood and energy were higher, and freight costs were also higher. Planned maintenance downtime costs were about the same as in the third quarter of 2009. Operating costs were lower reflecting strong mill performance.

Looking ahead to the fourth quarter of 2010, average sales price realizations are expected to decrease reflecting competitive pressure on softwood, hardwood and fluff pulp prices. Sales volumes are also expected to decrease reflecting seasonal weakness. No planned maintenance outages are scheduled in the fourth quarter. Input costs for energy and chemicals are expected to increase, but should be partially offset by lower wood costs. Manufacturing operating costs should be seasonally higher.

Consumer Packaging

	2010			2009
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$870	$845	$2,520	$790	$770	$2,275
Operating Profit	71	48	147	144	114	370

Consumer Packaging net sales for the third quarter of 2010 were 3% higher than in the second quarter of 2010 and 10% higher than in the third quarter of 2009. Operating earnings in the second quarter of 2010 included $1 million of costs associated with the reorganization of the Shorewood business, while operating earnings in the third quarter of 2009 included a gain of $78 million for alternative fuel mixture credits and costs of $2 million related to the Shorewood reorganization. Excluding these items, operating earnings in the third quarter of 2010 were 45% higher than in the second quarter of 2010 and 4% higher than in the third quarter of 2009.

North American Consumer Packaging net sales were $615 million in the third quarter of 2010 compared with $580 million in the second quarter of 2010 and $565 million in the third quarter of 2009. Operating earnings in the third quarter of 2010 were $51 million compared with $16 million ($17 million excluding Shorewood reorganization costs) in the second quarter of 2010 and earnings of $120 million ($44 million excluding alternative fuel mixture credits and Shorewood reorganization costs) in the third quarter of 2009.

Coated Paperboard sales volumes in the third quarter of 2010 increased compared with the second quarter of 2010 reflecting continued strong market demand across all product lines. Average sales price realizations were higher due to the full-quarter realization of price increases announced in June. Input costs for wood decreased and were only partially offset by increased costs for energy and chemicals. Planned maintenance downtime costs were $19 million lower in the third quarter with no mills taking outages compared with two in the second quarter. Manufacturing costs were about flat as the mills continued to perform well.

Compared with the third quarter of 2009, sales volumes were higher reflecting stronger market demand. Average sales price realizations increased due to the flow through of previously announced price increases. Input costs have increased for wood, energy and chemicals, and freight costs are also higher. Manufacturing operating costs were favorable compared with the third quarter of 2009 primarily reflecting cost savings associated with the closure of the Franklin mill. Planned maintenance downtime costs were slightly lower. In the third quarter of 2009, the business took 51,000 tons of lack-of-order downtime. Capacity in 2010 has been reduced by 35,000 tons per quarter related to the shutdown of the paperboard machine at the Franklin mill at the end of 2009.

Shorewood sales in the third quarter of 2010 were higher than in the second quarter of 2010 primarily reflecting a seasonal increase in the home entertainment segment. Lower sales in the tobacco segment were partially offset by increases in the consumer products and display segments. Average margins declined slightly reflecting lower prices in the Korean tobacco market and higher board costs. Operating costs were unfavorable primarily due to the start-up of new equipment. Compared with the third quarter of 2009, sales declined in all segments. Input costs increased, primarily for board. Operating costs were higher, but were more than offset with favorable overhead cost savings.

Foodservice sales volumes in the third quarter of 2010 were up slightly from the second quarter of 2010. Average margins decreased slightly due to a change in product mix. Average sales price realizations increased reflecting the impact of passing on higher raw material costs through mid-year contract price increases. Input costs for board increased, but were partially offset by lower resin costs. Compared with the third quarter of 2009, sales volumes in the third quarter of 2010 improved. Average sales price realizations were higher, but the timing of higher input costs for board and resins squeezed margins. Operating and overhead costs were favorable.

Looking forward to the fourth quarter of 2010, coated paperboard sales volumes are expected to be seasonally lower. Average sales price realizations should increase as a previously announced price increase for folding carton board effective in October is realized. Planned maintenance downtime costs are expected to be about $16 million higher than in the third quarter. Input costs are expected to remain stable. Operating costs should reflect seasonally higher fuel consumption. Shorewood’s sales volumes are expected to increase reflecting seasonally higher demand in the home entertainment segment. Input costs for board are expected to be about flat, but operating costs should be lower. Sales volumes for Foodservice should be seasonally lower, but average margins should improve due to a more favorable product mix. Average sales price realizations should increase reflecting the pass-through of earlier input cost increases. Input costs for resins are expected to be lower in the fourth quarter, but should be partially offset by higher board costs. Freight costs are also expected to increase.

European Consumer Packaging net sales were $85 million in the third quarter of 2010 compared with $80 million in both the second quarter of 2010 and the third quarter of 2009. Operating earnings were $17 million in the third quarter of 2010 compared with $19 million in the second quarter of 2010 and $17 million in the third quarter of 2009.

Sales volumes in the third quarter of 2010 were slightly higher than in the second quarter of 2010. Average sales price realizations increased in both Europe and Russia. A planned maintenance outage was taken at the Kwidzyn mill in the third quarter while one was taken at the Svetogorsk mill in the second quarter, but costs were about $2 million higher in the third quarter. Input costs were higher for wood and energy. Compared with the third quarter of 2009, sales volumes in the third quarter of 2010 were slightly higher. Average sales price realizations improved. Input costs for wood and energy increased.

Operating results in the 2010 fourth quarter are expected to reflect an increase in average sales price realizations in Europe, but a decrease in Russia. Operating profits are expected to be adversely affected by seasonally higher input costs, but should benefit from a reduction in planned maintenance downtime expenses.

Asian Consumer Packaging net sales were $170 million in the third quarter of 2010 compared with $185 million in the second quarter of 2010 and $145 million in the third quarter of 2009. Operating earnings were $3 million in the third quarter of 2010 compared with $13 million in the second quarter of 2010 and $7 million in the third quarter of 2009.

Average sales price realizations in the third quarter of 2010 were lower than in the second quarter of 2010 primarily for folding carton board and coated bristols reflecting competitive pricing pressures. Sales volumes were about flat and market demand remained solid. Manufacturing costs were favorable, but this benefit was offset by higher input costs for pulp, energy and chemicals. Compared with the third quarter of 2009, average sales price realizations were significantly higher, but were offset by increased input costs, primarily for pulp, but also for energy and chemicals. Sales volumes decreased slightly.

Entering the fourth quarter of 2010, average sales price realizations are expected to improve as tobacco board, folding carton board and coated bristols prices begin to increase during the quarter. Pulp costs in the Chinese market are volatile and if they increase, average margins will be negatively impacted.

Distribution

	2010			2009
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,755	$1,630	$4,965	$1,665	$1,595	$4,850
Operating Profit	22	26	69	21	10	24

Distribution’s 2010 third quarter sales were 8% higher than in the second quarter of 2010 and 5% higher than the third quarter of 2009. Operating earnings in the third quarter of 2010 were 15% lower than in the second quarter of 2010, and 5% higher than earnings in the third quarter of 2009.

Sales of papers and graphic arts supplies and equipment in the third quarter of 2010 totaled $1.1 billion compared with $1.0 billion in the second quarter of 2010 and $1.1 billion in the third quarter of 2009. Trade margins as a percent of sales for printing papers declined from the second quarter of 2010 due to a higher proportion of lower-margin sales shipped directly from the manufacturer versus sales shipped from warehouses, but increased from the third quarter of 2009 as a result of higher resale prices. Packaging sales were $400 million in both the third and second quarters of 2010 and $350 million in third quarter of 2009. Trade margins as a percent of sales for packaging products decreased from both the second quarter of 2010 and third quarter of 2009 reflecting changing product and service mix. Sales of facility supply products totaled $300 million in the third quarter of 2010, compared with $250 million in the second quarter of 2010 and $300 million in the third quarter of 2009.

Operating profits were $22 million in the third quarter of 2010 compared with $26 million in the second quarter of 2010 and $21 million in the third quarter of 2009. Compared with the second quarter of 2010, operating profits declined due to a change in sales mix and higher inventory valuation adjustment charges. Increased sales volume and improved margins were the primary causes of the earnings improvement compared with the 2009 third quarter.

Looking ahead to the 2010 fourth quarter, operating results are expected to be seasonally lower.

Forest Products

	2010			2009
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$205	$5	$220	$5	$10	$20
Operating Profit	49	40	97	2	3	7

Forest Products sales and profits are driven mainly by land and mineral rights sales, which varied from quarter to quarter due to various factors. Operating earnings in the third quarter of 2010 included a $50 million gain on the sale of 163,000 acres of land in the southeastern U.S. Operating earnings in the second quarter of 2010 were primarily due to a $39 million gain on the sale of mineral rights on more than 7 million acres throughout the U.S.

The Company has substantially completed its land sales, and earnings for future land sales are expected to be insignificant in any given quarter.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended September 30, 2010 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended June 30, 2010 under the caption “Equity earnings (losses) net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $22 million in the third quarter of 2010 related to operations in the second quarter of 2010 compared with $5 million recorded in the second quarter of 2010 related to operations in the first quarter of 2010. Sales volumes in the second quarter of 2010 decreased from the prior quarter due to lower market pulp and containerboard shipments. Market demand for pulp was strong throughout most of the quarter due to the first-quarter Chilean earthquake, but demand in the Chinese market decreased sharply in the second half of June. Average sales price realizations increased significantly for market pulp with more modest increases for linerboard in both domestic and export markets. Input costs for wood were unfavorable reflecting seasonal difficulties in harvesting and transportation. Operating costs were favorable primarily due to seasonally lower energy consumption. Additionally, in the second quarter of 2010, the after-tax foreign exchange impact was a loss of $6 million compared with a slight loss recorded in the first quarter of 2010.

In the third quarter of 2009, the Company had recorded equity earnings, net of taxes, for Ilim of about breakeven related to operations in the second quarter of 2009. Compared to the second quarter of 2009, sales volumes in the second quarter of 2010 increased, primarily for market pulp, reflecting strong demand. Average sales price realizations were significantly higher for softwood and hardwood pulp in the domestic and Chinese export markets as well as for linerboard. A foreign exchange gain of $10 million on the remeasurement of U.S. dollar-denominated debt was recorded in the second quarter of 2009.

Looking forward to the results we expect to record in the Company’s fourth quarter of 2010 for Ilim’s third quarter, sales volumes are expected to increase as domestic market demand remains strong. Average sales price realizations are expected to be lower reflecting the decline in market demand for pulp, particularly in China, although sales prices are expected to begin to recover toward the end of the quarter. Input costs are expected to decrease, primarily for wood, and operating costs should be favorable. Earnings will be negatively impacted by the recognition of a fixed asset retirement charge. A highly favorable foreign exchange impact is expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $587 million for the first nine months of 2010, down from $3.6 billion for the comparable 2009 nine-month period. Earnings from continuing operations adjusted for non-cash charges were $1.3 billion for the first nine months of 2010 compared to $2.9 billion for the first nine months of 2009. Cash used for working capital components totaled $692 million for the first nine months of 2010, down from a source of $685 million for the comparable 2009 nine-month period.

The Company generated free cash flow of approximately $1.1 billion and $1.9 billion in the first nine months of 2010 and 2009, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following is a reconciliation of free cash flow to cash provided by operations:

	Nine Months Ended September 30,
In millions	2010	2009
Cash provided by operations	$587	$3,570
Less/Add:
Cash invested in capital projects	(457)	(367)
Cash contribution to pension plan	1,150	—
Cash received from alternative fuel mixture credits	(132)	(1,295)

Free Cash Flow	$1,148	$1,908

Investments in capital projects totaled $457 million in the first nine months of 2010 compared to $367 million in the first nine months of 2009. Full-year 2010 capital spending is currently expected to be approximately $800 million, or about 55% of depreciation and amortization expense for our current businesses. Cash used for acquisitions (net of cash acquired) for the first nine months of 2010 totaled $152 million related to the Company’s purchase of SCA Packaging Asia.

Financing activities for the first nine months of 2010 included a $328 million net reduction in debt versus a $2.4 billion net reduction during the comparable 2009 nine-month period.

During the three months ended September 30, 2010, International Paper repaid approximately $111 million of notes with interest rates ranging from 5.375% to 6.8% and original maturities from 2016 to 2024.

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

Also in the first quarter of 2010, approximately $700 million of fixed-to-floating interest rate swaps, issued in 2009, were terminated, $100 million of which was issued in the third quarter of 2009 as discussed below. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2015.

During the three months ended September 30, 2009, International Paper repaid approximately $1.1 billion of the $2.5 billion of long-term debt issued in connection with the CBPR business acquisition. As of December 31, 2009, the remainder of this debt had been repaid.

In August 2009, International Paper issued $1.0 billion of 7.5% senior unsecured notes with a maturity date in August 2021. The proceeds from this borrowing were used to repay approximately $942 million of notes with interest rates ranging from 5.125% to 7.4% and original maturities from 2012 to 2026.

Also during the third quarter of 2009, in connection with these early debt retirements, interest rate swaps with a notional value of $520 million, including $500 million of swaps issued in the second quarter of 2009, were terminated or undesignated as effective fair value hedges, resulting in a gain of approximately $9 million. In addition, previously deferred net gains of $7 million related to earlier swap terminations were recognized in earnings. Pre-tax early debt retirement costs of $102 million related to these debt repayments, net of the gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in August 2009, International Paper entered into a fixed-to-floating interest rate swap agreement with a notional amount of $100 million due in 2015 to manage interest rate exposure.

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used, along with available cash, to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. In April 2009, International Paper repaid $313 million of the $2.5 billion long-term debt issued in connection with the CBPR business acquisition. Also in April 2009, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holdings S.A. joint venture that matured. Pre-tax early debt retirement costs of $25 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

At September 30, 2010 and December 31, 2009, International Paper classified $100 million and $450 million, respectively, of Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first nine months of 2010, International Paper issued approximately 2.7 million shares of treasury stock, net of restricted stock withholding, and 1.4 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $26 million. During the first nine months of 2009, the Company issued approximately 2.4 million shares of treasury stock, net of restricted stock withholding, and 3.1 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $10 million. Common stock dividend payments totaled $120 million and $129 million for the first nine months of 2010 and 2009, respectively. Dividends were $0.275 per share and $0.30 per share for the first nine months in 2010 and 2009, respectively. In March 2009, the Company had announced that the quarterly dividend would be reduced to $0.025 per share in the 2009 second quarter. In April 2010, International Paper announced that the quarterly dividend would be increased from $0.025 per share to $0.125 per share, effective for the 2010 second quarter.

At September 30, 2010, contractual obligations for future payments of debt maturities by calendar year were as follows (in millions): $143 in 2010; $296 in 2011; $226 in 2012; $136 in 2013; $558 in 2014; $784 in 2015; and $6,597 thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At September 30, 2010, International Paper’s contractually committed credit agreements totaled $2.5 billion which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($1.0 billion at September 30, 2010) under a receivables securitization program. On January 13, 2010, the Company amended the receivables securitization program to, among other things, extend the maturity date from January 2010 to January 2011. The amended agreement has a facility fee of 0.50% payable monthly.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements through 2010 through current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company plans to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $425 million to $450 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, available for companies that applied for and were qualified by the Internal Revenue Service (IRS) as alternative fuel mixers, expired on December 31, 2009. For paper companies, the credit of $0.50 per gallon applied to black liquor (which is a by-product of paper production) mixed with a small amount of diesel fuel that is then used by the company as a fuel.

In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. The Company’s credit applied to approximately 4.2 billion gallons used through the credit’s expiry date (of which 3.8 billion was produced in 2009). During the first nine months of 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 totaling approximately $1.5 billion, including $251 million recorded in Accounts and notes receivable at September 30, 2009, and $1.3 billion that was received in cash. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $525 million and $1.5 billion for the three and nine months ended September 30, 2009, respectively, in Cost of products sold ($320 million and $944 million after taxes), representing eligible alternative fuel mixture credits earned through September 30, 2009.

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would also qualify for a taxable cellulosic bio-fuel credit of $1.01 per gallon of bio-fuel produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify for the $.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel producer credit for 2009, but not for the same gallons.

The Company plans to file an application with the IRS to receive the required registration code to become a registered cellulosic bio-fuel producer. The difference between the two credits is that the $1.01 credit must be credited against a company’s taxable earnings, and the credit may be carried forward against taxable earnings through 2015. In contrast, the $0.50 credit provided cash or tax credit to a taxpayer. Consequently, the Company will evaluate the optimal use of the two credits with respect to gallons produced in 2009. This may result in the Company repaying some or all of the cash received with respect to the $0.50 credit, and amendment of the Company’s 2009 tax return.

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES

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

The Company has included in its 2009 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2010.

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

Pension Accounting

Net pension expense totaled approximately $174 million for International Paper’s U.S. plans for the nine months ended September 30, 2010, or about $14 million more than the pension expense for the first nine months of 2009. Net pension expense for non-U.S. plans was about $3 million and $5 million for the first nine months of 2010 and 2009, respectively. This excludes a $1.5 million curtailment gain and a $2.3 million settlement gain booked by our subsidiary in Brazil during the three months ended September 30, 2010 to reflect the conversion of their defined benefit plan into a defined contribution plan. The increase in U.S. plan pension expense was principally due to a decrease in the assumed discount rate to 5.80% in 2010 from 6.00% in 2009 and higher amortization of unrecognized actuarial losses.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the expected rate of future salary increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash payments are then matched to the yield curve to develop the discount rate. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2010, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8 billion, consisting of approximately 45% equity securities, 36% fixed income securities, and 19% real estate and other assets.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make voluntary contributions totaling $1.15 billion during the three months ended September 30, 2010. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $36 million in 2010.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the 2010 second quarter, the Company completed the acquisition of SCA Packaging Asia. Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for SCA Packaging Asia business will be conducted over the course of our 2011 assessment cycle.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – August 31, 2010	3,079	$21.01	N/A	N/A

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months during the quarter not presented above.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of Change of Control Agreement - Tier I, approved July 2010.

10.2	Form of Change of Control Agreement - Tier II, approved July 2010.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*- Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

(Registrant)

Date: November 5, 2010	By	/S/ TIM S. NICHOLLS
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

Date: November 5, 2010	By	/S/ ROBERT J. GRILLET
Robert J. Grillet
Vice President – Finance and Controller