Form 10-K
period 2010-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2011-02-25
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-3157

INTERNATIONAL PAPER COMPANY

(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $9,806,064,660.

The number of shares outstanding of the Company’s common stock, as of February 18, 2011 was 439,740,260.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	47

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
	Report of Management on Financial Statements, Internal Controls over Financial Reporting and Internal Control Environment and Board of Directors Oversight	48
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	50
	Consolidated Statement of Operations	52
	Consolidated Balance Sheet	53
	Consolidated Statement of Cash Flows	54
	Consolidated Statement of Changes in Equity	55
	Notes to Consolidated Financial Statements	57
	Interim Financial Results (Unaudited)	92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	95

ITEM 9A.	CONTROLS AND PROCEDURES.	95

ITEM 9B.	OTHER INFORMATION.	96

PART III.		96

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	96

ITEM 11.	EXECUTIVE COMPENSATION.	97

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	97

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	97

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	97

PART IV.		97

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	97
	Additional Financial Data	97
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	102
	Schedule II – Valuation and Qualifying Accounts	103

	SIGNATURES	104

APPENDIX I	2010 LISTING OF FACILITIES	A-1

APPENDIX II	2010 CAPACITY INFORMATION	A-4

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

In the United States at December 31, 2010, the Company operated 20 pulp, paper and packaging mills, 144 converting and packaging plants, 19 recycling plants and three bag facilities. Production facilities at December 31, 2010 in Europe, Asia, Latin America and South America included eight pulp, paper and packaging mills, 67 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 224 distribution branches in the United States and 38 distribution branches located in Canada, Mexico and Asia. At December 31, 2010, we owned or managed approximately 250,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into five segments: Industrial Packaging; Printing Papers; Consumer Packaging; Distribution; and Forest Products. Beginning on January 1, 2011, the Forest Products business will no longer be reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. A description of these business segments can be found on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.

From 2006 through 2010, International Paper’s capital expenditures approximated $4.7 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2010 was approximately $775 million and is expected to be approximately $1.2 to $1.3 billion in 2011. You can find more information about capital expenditures on page 34 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on pages 34 and 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth in Note 18 Financial Information by Industry Segment and Geographic Area on pages 89 through 91 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS

The financial information concerning international and U.S. operations and export sales is set forth in Note 18 Financial Information by Industry Segment and Geographic Area on pages 90 and 91 of Item 8. Financial Statements and Supplementary Data.

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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 18 through 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

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

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2010, 2009 and 2008 were as follows:

Sales Volumes by Product (1) (2)

In thousands of short tons	2010	2009	2008
Industrial Packaging
Corrugated Packaging (3)	7,525	7,313	5,298
Containerboard (3)	2,458	2,258	2,305
Recycling (3)	2,486	2,280	966
Saturated Kraft	176	126	170
Bleached Kraft	85	72	82
European Industrial Packaging	1,040	1,046	1,123
Asian Box (4)	307	149	137
Asian Distribution	360	465	431
Industrial Packaging	14,437	13,709	10,512

Printing Papers
U.S. Uncoated Papers	2,695	2,882	3,397
European and Russian Uncoated Papers	1,235	1,336	1,461
Brazilian Uncoated Papers	1,081	1,007	853
Asian Uncoated Papers	96	81	27
Uncoated Papers	5,107	5,306	5,738
Market Pulp (5)	1,422	1,524	1,604

Consumer Packaging
U.S. Coated Paperboard	1,398	1,242	1,591
European Coated Paperboard	351	354	311
Asian Coated Paperboard	870	859	550
Other Consumer Packaging	174	169	178
Consumer Packaging	2,793	2,624	2,630

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.
(2)	Sales volumes for divested businesses are included through the date of sale, except for discontinued operations.
(3)	Includes Weyerhaeuser Company’s Containerboard, Packaging and Recycling (CBPR) business volumes from date of acquisition in August 2008.
(4)	Includes SCA Packaging volumes from date of acquisition in June 2010.
(5)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.

We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking and coating processes; packaging design and materials development; reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $12 million in 2010, $13 million in 2009 and $22 million in 2008. The decrease in cost beginning in 2009 reflects cost cutting measures.

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

ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. A total of $62 million was spent in 2010 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $90 million in 2011 for similar capital projects.

In the U.S., the Environmental Protection Agency (EPA) proposed or finalized a number of new rules, including Greenhouse Gas Mandatory Reporting (see Climate Change section), Boiler MACT (see below), and more restrictive National Ambient Air Quality Standards (NAAQSs). During 2010, new NAAQSs were promulgated for nitrogen oxide (NOx) and sulfur dioxide (SO2) and we anticipate that over the next 12-18 months additional NAAQSs will also be promulgated. Once implemented these rules could require significant investments of capital and/or operational changes that could potentially have a material impact on International Paper.

In June 2010, the EPA published four inter-related proposed rules commonly and collectively referred to as “Boiler MACT.” As proposed, these rules require owners of specified boilers to meet very strict air emission standards for certain substances. The promulgation of these rules has been subject to litigation among various parties and the EPA over a period of several years. In late December 2010, the EPA filed a motion with the U.S. District Court for the District of Columbia to further extend the time to promulgate the Boiler MACT rules for an additional 15 months to take into account the voluminous amount of new data EPA received in the comment period. On January 20, 2011, the Court denied EPA’s request and granted only one additional month (until February 21, 2011) to complete the rulemaking. On that same day, EPA announced in a press release that it will issue rules by the court-imposed deadline but indicated that the rules “will be significantly different” than previously proposed. Given EPA’s press release, International Paper cannot speculate on what the rules will require, or their impact on the amount or timing of any related future capital expenditures. The amount we will spend for environmental control projects in future years will also depend on other new laws and regulations and changes in rules that are likely to be promulgated, such as NAAQSs.

Recognizing these many uncertainties, our forecasts include an estimate of future expenditures that may be required for Boiler MACT and other regulatory initiatives. These amounts represent our current best estimate of future expenditures, which we believe are likely to change once the regulatory landscape becomes clearer. Our preliminary estimate for environmental control expenditures is approximately $300 million for 2012 and approximately $350 million for 2013. When regulatory requirements regarding

Boiler MACT become final, including likely subsequent legal challenges, the Company’s environmental, manufacturing and legal professionals will need time to assess fully the potential impacts on our Company before we will be able to provide a more precise estimate of future environmental control expenditures.

CLIMATE CHANGE

Since 1997, when an international conference on global warming concluded with an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations, there have been a range of international, national and sub-national regulations proposed or implemented focusing on greenhouse gas reduction. These actual or proposed regulations apply currently or will apply in countries where we currently have, or may in the future have, manufacturing facilities or investments.

While the European Union (EU) has ratified the Kyoto Protocol, the framework of the Kyoto Protocol does not apply to “underdeveloped nations.” Three countries where we have operations, Brazil, Morocco, and China, are considered underdeveloped nations by the Kyoto Protocol. Although not subject to the Kyoto Protocol, Brazil and China may adopt greenhouse gas regulations in the future that may have a material effect on our operations in these countries. Unless extended, the Kyoto Protocol expires in 2012. A successor to the Kyoto Protocol is under negotiation at the international level. Due to the lack of clarity around the post-2012 climate control regime, it is not possible at this time to estimate with any certainty the potential impacts of future international agreements on International Paper’s operations.

Under the European Emissions Trading System (EUETS), the EU has committed to greenhouse gas reductions. International Paper had two sites covered by the EUETS in 2010. While these measures did not have an adverse effect on our European operations in 2010, nor are they expected to have such an impact in 2011, they may have a material adverse effect in the future.

The U.S. has not ratified the Kyoto Protocol nor have efforts in the U.S. Congress to legislate the control of greenhouse gas (GHG) emissions been successful. To date, the activity in the U.S. has been spearheaded by the U.S. EPA and, to some extent, by the states. Pursuant to its GHG Mandatory Reporting

Rule promulgated in 2009, EPA began a process to collect data on emitters of greater than 25,000 tons of greenhouse gas per year. Twenty of our U.S. facilities are covered by and will make reports as required under this new rule. We do not believe that the reporting rule will have a material impact on our operations. Additionally, the EPA has indicated that it will propose New Source Performance Standards (NSPS) for various industry sectors which will limit GHG emissions from certain sources. Currently, the EPA has not identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that, at some future time, pulp and paper sources will be subject to new NSPS rules. It is uncertain what impacts, if any, future NSPS will have on International Paper’s operations.

Some U.S. states have considered legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories or regional greenhouse gas cap-and-trade programs. One such state is California where International Paper has one site subject to California’s GHG regulatory plan. The final California rules are still being developed and do not take effect until 2012. Until the rules are finalized, it is unknown whether there will be any adverse impact on our California facility.

It is difficult to predict whether passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the U.S. In addition to possible direct impacts, future legislation and regulation could have indirect adverse effects on International Paper, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects.

International Paper has controls and procedures in place to stay adequately informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate to ensure we continue to assess whether such legislation or regulation may have a material adverse effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.

In summary, regulation of greenhouse gases continues to evolve in various countries in which we do business. While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this time it is not reasonably possible to estimate either a timetable for the implementation of any new regulations or our costs of compliance.

Additional information regarding climate change and International Paper, including our carbon footprint, is available at http://internationalpaper.com/US/EN/
Company/Sustainability/Climate.html.

EMPLOYEES

As of December 31, 2010, we had approximately 59,500 employees, 36,120 of whom were located in the United States. Of the U.S. employees, approximately 23,460 are hourly, with unions representing approximately 13,920 employees. Approximately 10,000 of the union employees are represented by the United Steel Workers (USW).

International Paper and the USW entered into the 2007 Mill Agreement in July 2007, which established the framework for bargaining future local labor contracts at 14 of our U.S. pulp, paper and packaging mills. In November 2009, International Paper and the USW reached an agreement to integrate into the 2007 Mill Agreement the four mills we acquired from Weyerhaeuser Company in August 2008.

In April 2008, we entered into the 2008 Converting Agreement, which similarly establishes the framework for bargaining future local labor contracts at 32 of our converting facilities. In March 2010, International Paper and the USW reached an agreement to integrate into the 2008 Converting Agreement the 20 facilities we acquired from Weyerhaeuser Company in August 2008.

These two agreements, the Mill and Converting Agreements, cover several specific items, including but not limited to wages, active medical benefits, successorship, employment security and health and safety. If local facility agreements are not successfully negotiated at the time of expiration, then, under the 2007 Mill Agreement and 2008 Converting Agreement, the local facility agreements will automatically renew with the same terms in effect at the time of expiration. Individual facilities continue to have local agreements for other items not covered by these agreements.

During 2010, labor agreements for four mills expired. Three of the four, Port Hueneme, California, Red River, Louisiana and Riegelwood, North Carolina are

covered by the 2007 Mill Agreement. Local agreements at Port Hueneme and Red River renewed with the same terms. Minor changes were negotiated at Courtland, Alabama (non-exempt union not covered by the 2007 Mill Agreement) and Riegelwood.

During 2011, labor agreements that are scheduled to expire at the mills in Georgetown, South Carolina, Riverdale (Selma), Alabama and Vicksburg, Mississippi will automatically renew under the terms of the 2007 Mill Agreement if new agreements are not reached.

With regard to converting facilities, during 2010 International Paper negotiated six contracts covering 13 locations represented by IBT District Council 2. Labor agreements were renewed at Omaha, Nebraska, Springhill, Louisiana, Butler, Indiana, Forest Park, Georgia, Three Rivers, Michigan and Mount Carmel, Pennsylvania pursuant to the 2008 Converting Agreement. Labor agreements were negotiated at two additional converting facilities covered by the 2008 Converting Agreement (Magnolia, Mississippi and Bellmawr, New Jersey). Labor agreements also were reached at seven additional converting, distribution and consumer packaging locations that were not covered by the 2008 Converting Agreement. A one year extension was negotiated at Louisville, Kentucky.

Additionally during 2010, International Paper announced the shutdown of facilities in Jonesboro, Arkansas, Newport News, Virginia, Spartanburg, North Carolina and Bellevue, Washington. Effects of the closings were bargained where applicable.

During 2011, 20 labor agreements are scheduled to be negotiated in 19 converting, distribution and consumer packaging facilities. Seven of these agreements will automatically renew under the terms of the 2008 Converting Agreement if new agreements are not reached. Thirteen of these agreements are not covered by the 2008 Converting Agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 61, chairman and chief executive officer since 2003. Mr. Faraci joined International Paper in 1974.

John N. Balboni, 62, senior vice president and chief information officer since 2005. Mr. Balboni joined International Paper in 1978.

C. Cato Ealy, 54, senior vice president – corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Tommy S. Joseph, 51, senior vice president – manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president – manufacturing, technology, EHS&S from February to December 2009, and vice president – technology from 2005 to February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 54, senior vice president – consumer packaging and IP Asia since January 2010. Mr. Kadien previously served as senior vice president and president – xpedx from 2005 to 2009. Mr. Kadien joined International Paper in 1978.

Paul J. Karre, 58, senior vice president – human resources and communications since May 2009. Mr. Karre previously served as vice president – human resources from 2000 to 2009. Mr. Karre joined International Paper in 1974.

Mary A. Laschinger, 50, senior vice president since 2007 and president – xpedx since January 2010. Ms. Laschinger previously served as president – IP Europe, Middle East, Africa and Russia from 2005 to 2009. Ms. Laschinger joined International Paper in 1992.

Tim S. Nicholls, 49, senior vice president and chief financial officer since December 2007. Mr. Nicholls previously served as vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer – IP Europe from 2005 to 2007. Mr. Nicholls joined International Paper in 1991.

Maximo Pacheco, 58, senior vice president since 2005 and president – IP Europe, Middle East, Africa and Russia since January 2010. Mr. Pacheco previously served as president – IP do Brasil from 2004 to 2009. Mr. Pacheco is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 51, senior vice president – industrial packaging since 2008. Ms. Roberts previously served as senior vice president – IP packaging solutions from 2005 to 2008. Ms. Roberts joined International Paper in 1981.

Maura A. Smith, 55, senior vice president, general counsel, corporate secretary and global government relations since 2003. Ms. Smith joined International Paper in 2003.

Mark S. Sutton, 49, senior vice president – printing and communications papers of the Americas since January 2010. Mr. Sutton previously served as senior vice president – supply chain from 2008 to 2009, and vice president – supply chain from 2007 until 2008. Mr. Sutton served as vice president – strategic planning from 2005 to 2007. Mr. Sutton joined International Paper in 1984.

Terri L. Herrington, 55, vice president – finance and controller since February 2011. Ms. Herrington previously served as vice president, finance – consumer packaging from 2009 to 2011 and vice president – internal audit from 2007 to 2009. Ms. Herrington previously served as director of audit for finance and financial control for BP p.l.c. from 2003 to 2007. Ms. Herrington joined International Paper in 2007.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan is presented in Note 10 Commitments and Contingent Liabilities on page 71 of Item 8. Financial Statements and Supplementary Data.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and in particular, statements found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements reflect the current views of International Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ relate to: (i) increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; and (v) whether we experience a material disruption at one of our manufacturing facilities and risks inherent in conducting business through a joint venture. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPETITION IN THE UNITED STATES AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Product or pricing strategies pursued by competitors could negatively impact our financial results.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS

ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which impact demand for our products. In addition, a return to volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on our business, financial condition and our results of operations.

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

OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2010 was $1.5 billion. The amount and timing of future contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to U.S. and non-U.S. laws and regulations relating to the environment, health and safety. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and National Ambient Air Quality Standards (NAAQSs), will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs.

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS. The costs and other effects of pending litigation against us cannot be determined with certainty. Although we believe that the outcome of any pending or threatened lawsuits or claims, or all of them combined, will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

RISKS RELATING TO OUR OPERATIONS

MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	labor difficulties; and

•	other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and having a negative effect on our business and financial results.

SEVERAL OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim joint venture in Russia. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. For additional information with respect to our Ilim joint venture, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Ilim Holding S.A. Shareholders Agreement on page 39.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2010, the Company owned or managed approximately 250,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands are independently third-party certified for sustainable forestry (under operating standards of the Sustainable Forestry Initiative (SFI™) in the United States and ISO 14001 and CERFLOR in Brazil).

MILLS AND PLANTS

A listing of our production facilities by segment, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

The Company’s facilities are in good operating condition and are suited for the purposes for which they are presently being used. We continue to study the economics of modernization or adopting other alternatives for higher cost facilities.

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2011 on page 34, and dispositions and restructuring activities as of December 31, 2010, on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 61 through 64 and pages 66 and 67 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 45 and 46 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 71 and 72 of Item  8. Financial Statements and Supplementary Data.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2010 and 2009 are set forth on page 92 of Item 8. Financial Statements and Supplementary

Data. As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 18, 2011, there were approximately 16,886 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 - February 28, 2010	1,151,550	$22.67	N/A
April 1, 2010 - April 30, 2010	1,282	25.91	N/A
June 1, 2010 - June 30, 2010	7,346	23.23	N/A
August 1, 2010 - August 31, 2010	3,079	21.01	N/A
October 1, 2010 - October 31, 2010	3,015	21.75	N/A
November 1, 2010 - November 30, 2010	905	25.28	N/A
December 1, 2010 - December 31, 2010	858	24.97	N/A
	1,168,035

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months not presented above.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 30, 2005 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made at market close on December 30, 2005. The graph portrays total return, 2005–2010, assuming reinvestment of dividends.

(1)

The companies included in the ROI Peer Group are Domtar Inc., MeadWestvaco Corp., M-Real Corp., Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Smurfit-Stone Container Corp., Stora Enso Group, Temple-Inland Inc., and UPM-Kymmene Corp.

(2)	Mondi Group and Smurfit Kappa Group became publicly traded companies on June 2007 and March 2007, respectively. Their results are included in the ROI peer group from these dates forward.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2010		2009		2008		2007		2006
RESULTS OF OPERATIONS
Net sales	$25,179		$23,366		$24,829		$21,890		$21,995
Costs and expenses, excluding interest	23,749		21,498		25,490		19,939		18,286
Earnings (loss) from continuing operations before income taxes and equity earnings	822	(b)	1,199	(d)	(1,153	)(f)	1,654	(i)	3,188	(l)
Equity earnings (losses), net of taxes	64		(49)		49		0		0
Discontinued operations	0		0		(13	)(g)	(47	)(j)	(232	)(m)
Net earnings (loss)	665	(b-c)	681	(d-e)	(1,279	)(f-h)	1,192	(i-k)	1,067	(l-m)
Noncontrolling interests, net of taxes	21		18		3		24		17
Net earnings (loss) attributable to International Paper Company	644	(b-c)	663	(d-e)	(1,282	)(f-h)	1,168	(i-k)	1,050	(l-m)
FINANCIAL POSITION
Working capital	$3,525		$3,539		$2,605		$2,893		$3,996
Plants, properties and equipment, net	12,002		12,688		14,202		10,141		8,993
Forestlands	747		757		594		770		259
Total assets	25,368		25,548		26,913		24,159		24,034
Notes payable and current maturities of long-term debt	313		304		828		267		692
Long-term debt	8,358		8,729		11,246		6,353		6,531
Total shareholders’ equity	6,834		6,023		4,169		8,672		7,963
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.50		$1.56		$(3.02)		$2.83		$2.69
Discontinued operations	0		0		(0.03)		(0.11)		(0.48)
Net earnings (loss)	1.50		1.56		(3.05)		2.72		2.21
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.48		$1.55		$(3.02)		$2.81		$2.65
Discontinued operations	0		0		(0.03)		(0.11)		(0.47)
Net earnings (loss)	1.48		1.55		(3.05)		2.70		2.18
Cash dividends	0.400		0.325		1.00		1.00		1.00
Total shareholders’ equity	15.62		13.91		9.75		20.40		17.56
COMMON STOCK PRICES
High	$29.25		$27.79		$33.77		$41.57		$37.98
Low	19.33		3.93		10.20		31.05		30.69
Year-end	27.24		26.78		11.80		32.38		34.10
FINANCIAL RATIOS
Current ratio	1.8		1.9		1.5		1.7		1.9
Total debt to capital ratio	0.56		0.59		0.73		0.43		0.47
Return on shareholders’ equity	10.6	%(b-c)	13.6	%(d-e)	(14.9	)%(f-h)	14.8	%(i-k)	14.6	%(l-m)
Return on investment from continuing operations attributable to International Paper Company	5.0	%(b-c)	5.0	%(d-e)	(4.0	)%(f-h)	7.2	%(i-k)	8.1	%(l-m)
CAPITAL EXPENDITURES	$775		$534		$1,002		$1,292		$1,073
NUMBER OF EMPLOYEES	59,500		56,100		61,700		51,500		60,600

FINANCIAL GLOSSARY

Current ratio—

current assets divided by current liabilities.

Total debt to capital ratio—

long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt and total shareholders’ equity.

Return on shareholders’ equity—

net earnings attributable to International Paper Company divided by average shareholders’ equity (computed monthly).

Return on investment—

the after-tax amount of earnings from continuing operations before interest divided by the average of total assets minus accounts payable and accrued liabilities (computed monthly).

FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)

All periods presented have been restated to reflect the Weldwood of Canada Limited, Kraft Papers, Brazilian Coated Papers, Beverage Packaging, and Wood Products businesses as discontinued operations, if applicable.

2010:

(b)

Includes restructuring and other charges of $394 million before taxes ($242 million after taxes) including pre-tax charges of $315 million ($192 million after taxes) for shutdown costs related to the Franklin, Virginia mill, a pre-tax charge of $35 million ($21 million after taxes) for early debt extinguishment costs, pre-tax charges of $12 million ($7 million after taxes) for closure costs related to the Bellevue, Washington and Spartanburg, South Carolina container plants, a pre-tax charge of $11 million ($7 million after taxes) for an Ohio Commercial Activity tax adjustment, a pre-tax charge of $6 million ($4 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the closure of three box plants in Asia and charges of $4 million, before and after taxes, for other items. Also included are a pre-tax charge of $18 mil-

lion ($11 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax gain of $25 million ($15 million after taxes) related to the partial redemption of the Company’s interests in Arizona Chemical and a charge of $2 million, before and after taxes, for asset impairment costs associated with the Inverurie, Scotland mill.

(c)

Includes tax expense of $14 million and $32 million for tax adjustments related to incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a $40 million tax benefit related to cellulosic bio-fuel tax credits.

2009:

(d)

Includes restructuring and other charges of $1.4 billion before taxes ($853 million after taxes), including pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes), and $102 million ($62 million after taxes) for shutdown costs for the Albany, Oregon, Franklin, Virginia and Pineville, Louisiana mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant, Oklahoma mill, a pre-tax charge of $148 million ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $185 million ($113 million after taxes) for early debt extinguishment costs, a pre-tax charge of $23 million ($28 million after taxes) for closure costs associated with the Inverurie, Scotland mill, a charge of $31 million, before and after taxes, for severance and other costs associated with the planned closure of the Etienne mill in France, and a pre-tax charge of $23 million ($14 million after taxes) for other items. Also included are a pre-tax gain of $2.1 billion ($1.4 billion after taxes) related to alternative fuel mixture credits, a pre-tax charge of $87 million ($54 million after taxes) for integration costs associated with the CBPR acquisition, a charge of $56 million to write down the assets at the Etienne mill in France to estimated fair value, and pre-tax charge of $3 million ($0 million after taxes) for other items.

(e)	Includes a $156 million tax expense for the write-off of deferred tax assets in France, a $15 million tax expense for the write-off of a deferred tax asset for a recycling credit in the state of Louisiana and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related state income tax effects.

2008:

(f)

Includes restructuring and other charges of $370 million before taxes ($227 million after taxes), including a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Bastrop, Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin, Virginia mill, a charge of $53 million before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative, a charge of $75 million before taxes ($47 million after taxes) for adjustments to legal reserves, a pre-tax charge of $30 million ($19 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that will not be implemented due to the CBPR acquisition, a charge of $8 million before taxes ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a gain of $2 million, before and after taxes, for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan. Also included are a charge of $1.8 billion, before and after taxes, for the impairment of goodwill in the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $107 million ($84 million after taxes) to write down the assets of the Inverurie, Scotland mill to estimated fair value, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales, a $39 million charge before taxes ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a $45 million charge before taxes ($28 million after taxes) for integration costs associated with the CBPR acquisition.

(g)	Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage

Packaging business, pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses, and the operating results of certain wood products facilities.

(h)	Includes a $40 million tax benefit related to the restructuring of the Company’s international operations.

2007:

(i)

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

(j)

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

(k)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

2006:

(l)

Includes restructuring and other charges of $300 million before taxes ($184 million after taxes), including a $157 million charge before taxes ($95 million after taxes) for organizational restructuring and other charges principally associated with the Company’s 2006 Transformation Plan, a charge of $165 million before taxes ($102 million after taxes) for losses on early debt extinguishment, a $97 million charge before taxes ($60 million after taxes) for legal reserves, a $115 million gain before taxes ($70 million after taxes) for payments received relating to the Company’s participation in the U.S. Coalition for Fair Lumber Imports, and a credit of $4 million before taxes ($3 million after taxes) for other items. Also included are a $4.8 billion gain before taxes ($2.9 billion after taxes) from sales of U.S. forestlands included in the Company’s 2006 Transformation Plan; a charge of $759 million before and after taxes for the impairment of goodwill in the Coated Paperboard and Shorewood businesses; a $1.5 billion pre-tax charge ($1.4 billion after taxes) for net losses on sales and impairments of businesses including $1.4 billion before taxes ($1.3 billion after taxes) for the U.S. Coated and Supercalendered Papers business, $52 million before taxes ($37 million after taxes) for certain assets in Brazil, and $128 million before taxes ($84 million after taxes) for the Company’s Saillat mill in France to reduce the carrying value of net assets to their estimated fair value; the recognition of a previously deferred $110 million gain before taxes ($68 million after taxes) related to a 2004 sale of forestlands in Maine; and a pre-tax charge of $21 million ($0 after taxes) for other smaller items.

(m)

Includes a gain of $100 million before taxes ($79 million after taxes) from the sale of the Brazilian Coated Papers business, pre-tax charges of $116 million ($72 million after taxes) for the Kraft Papers business, $269 million ($234 million after taxes) for the Wood Products business and $121 million ($90 million after taxes) for the Beverage Packaging business to reduce the carrying value of these businesses to their estimated fair value, and the 2006 operating results of the Kraft Paper, Brazilian Coated Papers, Wood Products and Beverage Packaging businesses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper experienced a transition year in 2010, as we emerged from one of the worst recessions in decades to end the year with our highest fourth-quarter earnings per share in over ten years. The strong fourth quarter wrapped up a strong 2010. Our earnings per share before special items were more than twice what they were in 2009. The levers for improvement during 2010 included higher price realizations, volume recovery, better operations, and a significantly higher contribution from our Ilim joint venture in Russia. The primary downside came from input costs, where we saw pressure on virgin and recycled fiber costs. However, we were able to overcome these higher costs and expand our margins during 2010. We saw improvements across all of our segments and in each of our geographic regions.

The health of our balance sheet remains strong. We generated free cash flow before dividends of approximately $1.7 billion (see reconciliation on page 33), in spite of increased capital spending. We also continued to reduce debt, made voluntary contributions to our qualified U.S. pension plan totaling $1.15 billion and increased our annual dividend from $0.10 to $0.75 through an increase early in 2010 and another in early 2011.

Looking ahead, we believe that we continue to operate in a recovering, but not fully recovered, economy. Therefore we expect 2011 to be a year of accelerating improvement for International Paper. The first quarter has traditionally been seasonally slow and we expect first quarter results to be slightly lower than the fourth quarter of 2010, with stable volumes, prices and operations offset by rising input costs. We will also see a higher contribution from Ilim during the first quarter, which will represent their fourth quarter 2010 operations as they are reported on a one-quarter lag. As the global economy continues to recover, we expect price realizations and volumes to improve throughout 2011.

Earnings per share attributable to International Paper Company common shareholders before special items is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company shareholders is the most direct comparable GAAP measure. The Company calculates earnings per share before special items by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations. The following is a reconciliation of earnings per share attributable to International Paper Company common shareholders before special items to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	2010	2009	2008
Earnings Per Share Before Special Items	$2.05	$0.88	$2.01
Restructuring and other charges	(0.59)	(2.00)	(0.54)
CBPR business integration costs	0	(0.13)	(0.12)
Alternative fuel mixture credits	0	3.32	0
Forestland sales	0	0	0.01
Impairments of goodwill	0	0	(4.22)
Net gains (losses) on sales and impairments of businesses	0.03	(0.13)	(0.19)
Income tax adjustments	(0.01)	(0.39)	0.03
Earnings (Loss) Per Common Share From Continuing Operations	$1.48	$1.55	$(3.02)
Discontinued operations	0	0	(0.03)
Diluted Earnings (Loss) per Common Share	$1.48	$1.55	$(3.05)

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

International Paper operates in five segments: Industrial Packaging, Printing Papers, Consumer Packaging, Distribution, and Forest Products.

The following table shows the reconciliation of industry segment operating profits to net earnings (loss) attributable to International Paper Company for each of the last three years:

In millions	2010	2009	2008
Industry segment operating profits*	$1,686	$2,360	$1,393
Corporate items, net	(226)	(181)	(103)
Corporate special items**	(45)	(334)	(1,949)
Interest expense, net	(608)	(669)	(492)
Noncontrolling interests not included in operations	(6)	5	(5)
Income tax provision	(221)	(469)	(162)
Equity earnings (loss)	64	(49)	49
Discontinued operations	0	0	(13)
Net earnings (loss) attributable to International Paper Company	$644	$663	$(1,282)

*	Includes the impact of segment restructuring charges in all years and alternative fuel mixture credits in 2009.
**	Corporate special items include restructuring and other charges, goodwill impairment charges, gains on Transformation Plan forestland sales and net losses on sales and impairments of businesses.

Industry segment operating profits of $1.7 billion were $674 million lower in 2010 than in 2009 due principally to a $344 million net loss from special items in 2010 compared with an $898 million net gain in 2009 (which included the impact of alternative fuel mixture credits). Operationally, the impacts of higher energy and raw material costs ($548 million), higher distribution costs ($95 million), a bad debt provision for a large envelope company ($17 million), higher mill outages ($47 million), and other items ($15 million) were more than offset by higher average prices ($798 million), higher sales volumes ($269 million), improved operating performance and a more favorable product mix ($154 million), and higher earnings from land and mineral sales ($69 million).

The principal changes in operating profit by segment were as follows:

•

Industrial Packaging’s profits of $826 million were $65 million higher as the benefits of higher sales volumes and decreased lack-of-order downtime, higher average sales price realizations and favorable operating costs were partially offset by higher planned maintenance downtime costs, and higher raw material and freight costs. In addition, 2010 operating profits included $19 million of plant closure costs, while 2009 operating profits included a gain of $849 million relating to alternative fuel mixture credits and $740 million of costs associated with the closures of the Albany, Oregon and Pineville, Louisiana mills, a paper machine at the Valliant, Oklahoma mill and the Etienne mill in France.

•

Printing Papers’ profits of $481 million were $610 million lower. The benefits of higher sales price realizations and lower operating costs were partially offset by the net impact of lower sales volumes, higher raw material and freight costs, and higher planned mill maintenance downtime costs. Operating profits included $315 million in 2010 and $223 million in 2009 of costs associated with the closure of the Franklin, Virginia mill. In addition, operating profits in 2009 included $884 million of alternative fuel mixture credits and $34 million of other restructuring costs.

•

Consumer Packaging’s profits of $207 million were down $226 million as the benefits from higher sales volumes and lower lack-of-order downtime, higher sales price realizations, and lower operating costs were partially offset by higher raw material and freight costs. Operating profits in 2009 included $330 million of alternative fuel mixture credits and $67 million of charges associated with the shutdown of the Franklin, Virginia mill.

•	Distribution’s profits of $78 million increased $28 million due to higher sales volumes and average sales margins partially offset by higher operating costs.

•	Forest Products’ profits of $94 million increased $69 million reflecting a $39 million gain on a mineral rights sale and a $50 million gain on land sales in 2010.

Corporate items, net, of $226 million of expense in 2010 were higher than the $181 million of expense in 2009 due primarily to higher pension expenses. The increase in 2009 versus $103 million of expense in 2008 was due to higher pension expenses.

Corporate special items, including restructuring and other items, impairments of goodwill, gains on Transformation Plan forestland sales and net losses (gains) on sales and impairments of businesses, were a loss of $45 million in 2010 compared with a loss of $334 million in 2009 and a loss of $1.9 billion in 2008. The loss in 2008 includes $1.8 billion of goodwill impairment charges.

Interest expense, net, was $608 million in 2010 compared with $669 million in 2009 and $492 million in 2008. The decrease in 2010 reflects the repayment of $3.1 billion of debt in 2009. The increase in 2009 reflects the issuance of approximately $6.0 billion of debt in connection with the acquisition of the CBPR business in 2008 and higher interest rates in 2009 due to refinancing actions taken to extend debt maturities.

The 2010 income tax provision of $221 million includes a $14 million tax expense for an incentive compensation deferred tax write-off, a $32 million tax expense for a Medicare Part D deferred tax write-off and a $40 million net tax benefit related to cellulosic bio-fuel credits. The 2009 income tax provision of $469 million includes a net $165 million provision related to 2009 special tax adjustment items. The 2008 income tax provision of $162 million includes a net $11 million benefit related to 2008 special tax adjustment items. Excluding the tax effect of all special items, taxes as a percent of pre-tax earnings were 30% in both 2010 and 2009 compared with 31.5% in 2008. The higher income tax rate in 2008 reflects a higher proportion of earnings in higher tax rate jurisdictions.

Discontinued Operations

In 2008, $13 million of net adjustments were recorded relating to post-closing adjustments and estimates associated with prior sales of discontinued businesses.

Liquidity and Capital Resources

For the year ended December 31, 2010, International Paper generated $1.6 billion of cash flow from continuing operations compared with $4.7 billion, including $1.7 billion from alternative fuel mixture credits, in 2009. Capital spending for 2010 totaled $775 million, or 53% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $152 million, while net reductions of debt totaled $383 million. Our liquidity position remains strong, supported by approximately $2.5 billion of committed credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

We expect to generate strong free cash flow again in 2011 and will continue our balanced use of cash through investments in capital projects, the continued reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders (including the funding of our previously announced dividend increases) and strengthening our businesses through acquisitions, as appropriate.

Capital spending for 2011 is targeted at $1.2 to $1.3 billion, or about 86% to 93% of depreciation and amortization.

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

Legal

See page 45 and Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.

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

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2010, and the major factors affecting these results compared to 2009 and 2008.

RESULTS OF OPERATIONS

For the year ended December 31, 2010, International Paper reported net sales of $25.2 billion, compared with $23.4 billion in 2009 and $24.8 billion in 2008. International net sales (including U.S. exports) totaled $7.5 billion, or 30% of total sales in 2010. This compares to international net sales of $6.4 billion in 2009 and $6.9 billion in 2008.

Full year 2010 net earnings attributable to International Paper Company totaled $644 million ($1.48 per share), compared with net earnings of $663 million ($1.55 per share) in 2009 and a loss of $1.3 billion ($3.05 per share) in 2008. 2008 amounts include the results of discontinued operations.

Earnings from continuing operations attributable to International Paper Company after taxes in 2010 were $644 million, including $246 million of net special item charges, compared with income of $663 million, including $285 million of special item credits in 2009, and a loss of $1.3 billion in 2008, including $2.1 billion of net special item charges. Compared with 2009, higher mill outage costs, increased average raw material costs, higher distribution costs, a bad debt provision for a large envelope company, higher corporate expenses, and a net special items expense in 2010 compared with a net gain in 2009 were partially offset by the impact of increased average sales price realizations, higher sales volumes, favorable operating performance, higher earnings from land and mineral sales, and lower net interest expense. Additionally, 2010 results included higher equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

See Industry Segment Results on pages 27 through 33 for a discussion of the impact of these factors by segment.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2010	2009	2008
Net Earnings (Loss) attributable to International Paper Company	$644	$663	$(1,282)
Deduct – Discontinued operations:
Loss from operations	0	0	1
Loss on sales or impairment	0	0	12
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	644	663	(1,269)
Add back (deduct):
Income tax provision	221	469	162
Equity (earnings) losses, net of taxes	(64)	49	(49)
Net earnings attributable to noncontrolling interests	21	18	3
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	822	1,199	(1,153)
Interest expense, net	608	669	492
Noncontrolling interests / equity earnings included in operations	(15)	(23)	2
Corporate items	226	181	103
Special items:
Restructuring and other charges	70	333	179
Gain on sale of forestlands	0	0	(6)
Impairments of goodwill	0	0	1,777
Net losses (gains) on sales and impairments of businesses	(25)	1	(1)
	$1,686	$2,360	$1,393
Industry Segment Operating Profit
Industrial Packaging	$826	$761	$390
Printing Papers	481	1,091	474
Consumer Packaging	207	433	17
Distribution	78	50	103
Forest Products	94	25	409
Total Industry Segment Operating Profit	$1,686	$2,360	$1,393

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

Income Taxes

A net income tax provision of $221 million was recorded for 2010, including a $14 million tax expense and a $32 million tax expense for incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a net $40 million tax benefit related to cellulosic bio-fuel tax credits. See discussion on pages 33 and 34. Excluding these items and the tax effect of other special items, the tax provision was $364 million, or 30% of pre-tax earnings before equity earnings.

A net income tax provision of $469 million was recorded for 2009, including a $156 million expense for the write-off of deferred tax assets in France, a $15 million write-off of a deferred tax asset for a recycling tax credit in the state of Louisiana, and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audits. Excluding these items and the tax effect of other special items, the tax provision was $190 million, or 30% of pre-tax earnings before equity earnings.

A net income tax provision of $162 million was recorded for 2008, including a $40 million tax benefit related to the restructuring of the Company’s international operations and a $29 million charge for estimated U.S. income taxes on a gain recorded by the Company’s Ilim Holding S.A. joint venture related to the sale of a Russian subsidiary. Excluding these items and the tax effect of other special items, the tax provision was $369 million, or 31.5% of pre-tax earnings before equity earnings.

Equity Earnings, Net of Taxes

Equity earnings, net of taxes in 2010, 2009 and 2008 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see pages 32 and 33).

Corporate Items and Interest Expense

Corporate items totaled $226 million of expense for the twelve months ended December 31, 2010 compared with $181 million in 2009 and $103 million in 2008. The increase in 2010 reflects higher supply chain initiative expenses and higher pension expense. The increase in 2009 from 2008 principally reflects higher pension expense.

Net interest expense totaled $608 million in 2010, $669 million in 2009 and $492 million in 2008. The decrease from 2010 to 2009 reflects the repayment of $3.1 billion of debt in 2009. The increase from 2008 to 2009 reflects a higher average debt balance due to the issuance of approximately $6 billion of debt in 2008, mainly in connection with the acquisition of the CBPR business, and higher average interest rates in 2009 due to refinancing actions taken to extend debt maturities.

Net earnings attributable to noncontrolling interests totaled $21 million in 2010 compared with $18 million in 2009 and $3 million in 2008. The increases in 2010 and 2009 reflect higher earnings for the International Paper & Sun Containerboard Co., Ltd. joint ventures.

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

2010: During 2010, corporate restructuring and other charges totaling $52 million before taxes ($32 million after taxes) were recorded. These charges included:

•	a $6 million charge before taxes ($4 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative,

•

a $35 million charge before taxes ($21 million after taxes) for costs related to the early extinguishment of debt (see note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), and

•	an $11 million charge before taxes ($7 million after taxes) related to the write-off of an Ohio commercial activity tax receivable.

In addition, restructuring and other charges totaling $342 million before taxes ($210 million after taxes) were recorded in the Industrial Packaging, Printing Papers and Consumer Packaging industry segments including:

•	a $315 million charge before taxes ($192 million after taxes), including $236 million of noncash accelerated depreciation charges, for closure costs related to the Franklin, Virginia mill,

•	an $8 million charge before taxes ($5 million after taxes) related to the reorganization of the Company’s Shorewood Packaging operations,

•	a $7 million charge before taxes ($4 million after taxes) related to the closure of the Bellevue, Washington container facility,

•	a $5 million charge before taxes ($3 million after taxes) related to the closure of the Spartanburg, South Carolina container facility,

•	a $3 million charge, before and after taxes, for severance and other costs related to the closure of the Etienne mill in France, and

•	a $4 million charge before taxes ($3 million after taxes) for other items.

2009: During 2009, corporate restructuring and other charges totaling $333 million before taxes ($205 million after taxes) were recorded. These charges included:

•	a $148 million charge before taxes ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction initiative, and

•

a $185 million charge before taxes ($113 million after taxes) for costs related to the early extinguishment of debt (see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

In addition, restructuring and other charges totaling $1.0 billion before taxes ($648 million after taxes) were recorded in the Industrial Packaging, Printing Papers, Consumer Packaging and Distribution industry segments including:

•

a $469 million charge before taxes ($286 million after taxes), including $429 million of noncash accelerated depreciation charges, for closure costs related to the Company’s containerboard mill in Albany, Oregon,

•

a $290 million charge before taxes ($177 million after taxes), including $239 million of noncash accelerated depreciation charges, for closure costs related to the paper mill and associated operations in Franklin, Virginia,

•

a $102 million charge before taxes ($62 million after taxes), including $75 million of noncash accelerated depreciation charges, for closure costs related to the Company’s containerboard mill in Pineville, Louisiana,

•

an $82 million charge before taxes ($50 million after taxes), including $78 million of noncash accelerated depreciation charges, for costs related to the permanent shut down of a paper machine at the Company’s Valliant, Oklahoma containerboard mill,

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

•

a $53 million pre-tax charge ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that were not implemented due to the CBPR acquisition, and

•	a $2 million gain, before and after taxes, for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan.

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

A further discussion of restructuring and other charges can be found in Note 4 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

No goodwill impairment charges were recorded in 2010 or 2009.

Net Losses (Gains) on Sales and Impairments of Businesses

Net losses (gains) on sales and impairments of businesses included in Corporate special items totaled a pre-tax gain of $23 million ($13 million after taxes) in 2010, a pre-tax loss of $59 million ($56 million after taxes) in 2009 and a pre-tax loss of $106 million ($83 million after taxes) in 2008. The principal components of these gains/losses were:

2010: During the fourth quarter of 2010, the Company recorded a pre-tax gain of $25 million ($15 million after taxes) as a result of the partial redemption of the 10% interest the Company retained in its Arizona Chemical business after the sale of the business in 2006. The Company received $37 million in cash from the redemption of this interest.

Also during the fourth quarter of 2010, a $2 million charge, before and after taxes, was recorded to further write down the long-lived assets of the Company’s Inverurie, Scotland mill which was closed in March 2009.

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

During the fourth quarter of 2009, an $8 million noncash charge, before and after taxes, was recorded to further write down the long-lived assets of the Company’s Etienne, France mill which was closed at the end of November 2009, to their estimated fair value. In addition, a pre-tax charge of $3 million ($0 million after taxes) was recorded for other items.

2008: During the first quarter of 2008, a $1 million credit, (before and after taxes), was recorded to adjust the estimated loss for a business previously sold.

In addition, a $107 million noncash loss ($84 million after taxes) for the impairment of the Inverurie, Scotland mill was recorded in the Printing Papers industry segment.

Industry Segment Operating Profits

Industry segment operating profits of $1.7 billion in 2010 decreased from $2.4 billion in 2009, primarily due to a $344 million net loss from special items in 2010 compared with an $898 million net gain in 2009 (which included the impact of alternative fuel mixture credits). The benefits from higher average prices ($798 million), higher sales volumes ($269 million), improved operating performance and a more favorable product mix ($154 million), and higher earnings from land sales ($69 million) were offset by the impacts of higher energy and raw material costs ($548 million), higher distribution costs ($95 million), a bad debt provision for a large envelope company ($17 million), higher mill outages ($47 million), and other items ($15 million).

Lack-of-order downtime in 2010 decreased to approximately 170,000 tons. In addition, capacity was reduced by approximately 2.1 million tons associated with the permanent shutdowns of the Albany, Oregon and Pineville, Louisiana mills and the shutdown of a paper machine at our Valliant, Oklahoma mill in December 2009 and the permanent shutdown of the Franklin, Virginia mill in April 2010. Lack-of-order downtime in 2009 was approximately 3.6 million tons including approximately 450,000 tons associated with the permanent shutdown of the Albany, Oregon and Pineville, Louisiana mills and the shutdown of a paper machine at our Valliant, Oklahoma mill and approximately 600,000 tons associated with the permanent shutdown of our Bastrop, Louisiana mill and the shutdown of an uncoated paper machine at our Franklin, Virginia mill in 2008.

Looking ahead to the 2011 first quarter, demand for North American and European paper and packaging products will likely remain stable while a seasonal decrease in paper demand is expected in Brazil. Average sales prices are expected to be steady with some pressure on prices to export markets. Input costs in North America are expected to increase for purchased pulp and chemicals. Planned maintenance downtime costs should be slightly lower reflecting a decrease in Europe, partially offset by increased spending in North America. Earnings from our xpedx distribution business are expected to reflect seasonally lower sales volumes, but improved average margins. Equity earnings from our Ilim joint venture are expected to increase due to improving market demand and higher average sales price realizations for linerboard.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 10 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 127 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 21 recycling plants. In Europe, our operations include one recycled fiber containerboard mill in Morocco and 20 container plants in France, Italy, Spain, and Morocco. In Asia, our operations include 21 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and uncoated bristols.

Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, and Brazil. The mills have uncoated paper production capacity of approximately 4.9 million tons annually. Brazilian operations func-

tion through International Paper do Brasil, Ltda, which owns or manages approximately 250,000 acres of forestlands in Brazil.

Market Pulp: Market pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, and southern softwood pulp, as well as southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland, Russia, and Brazil and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.5 million tons.

Consumer Packaging

International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.7 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 345,000 tons of capacity at our mills producing coated board in Poland and Russia and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has annual capacity of 915,000 tons.

Shorewood Packaging Corporation produces premium packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals, in 16 facilities worldwide.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and five international facilities.

Distribution

xpedx, our North American merchant distribution business, distributes products and services to a number of customer markets including: commercial printers with printing papers and graphic pre-press, printing presses and post press equipment; building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 120 warehouse locations and 128 retail stores in the U.S., Mexico and Canada.

Forest Products

International Paper sold our remaining land portfolio in 2010 and has completed the monetization of our forest land and realty holdings.

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

Industrial Packaging results include the CBPR business acquired in the 2008 third quarter. Net sales for 2010 increased 11% to $9.8 billion compared with $8.9 billion in 2009, and 28% compared with $7.7 billion in 2008. Operating profits were 9% higher in 2010 than in 2009 and more than double 2008 levels. Excluding alternative fuel mixture credits, facility closure costs and costs associated with the CBPR integration, operating profits in 2010 were 14% higher than in 2009 and 75% higher than in 2008. Benefits from higher sales volumes and decreased lack-of-order downtime ($162 million), the effects of higher sales price realizations ($313 million), favorable operating costs ($40 million) and lower other costs ($22 million) were partially offset by less favorable mix ($40 million), higher planned maintenance downtime costs ($16 million) and higher raw material and freight costs ($375 million). Additionally, operating profits in 2010 included plant closure costs of $19 million, while operating profits in 2009 included a gain of $849 million relating to alternative fuel mixture credits, U.S. plant closure costs of $653 million, integration costs associated with the acquisition of the CBPR business of $87 million and costs associated with the shutdown of the Etienne mill in France of $87 million.

Industrial Packaging
In millions	2010	2009	2008
Sales	$9,840	$8,890	$7,690
Operating Profit	826	761	390

North American Industrial Packaging results include the net sales and operating profits of the CBPR business since the August 4, 2008 acquisition date. Net sales were $8.4 billion in 2010 compared with $7.6 billion in 2009 and $6.2 billion in 2008. Operating profits in 2010 were $763 million ($776 million excluding facility closure costs) compared with $791 million ($682 million excluding alternative fuel mixture credits, mill closure costs and costs associated with the CBPR integration) in 2009 and $322 million ($414 million excluding charges related to the write-up of the CBPR inventory to fair value, CBPR integration costs and other facility closure costs) in 2008.

Sales volumes increased in 2010 compared with 2009 due to stronger customer demand for boxes and for exported linerboard. Average sales price realizations were significantly higher reflecting the impact of 2010 announced price increases for domestic and exported containerboard. Average sales margins for boxes decreased as box sales price increases were outpaced by increases in the raw material cost of containerboard. Input costs were sharply higher, primarily for recycled fiber, but also for wood and energy, while chemical costs decreased. Freight costs were also higher. Planned maintenance downtime costs increased from 2009 levels, while operating costs were significantly lower reflecting the fixed cost savings from the closures of the Albany, Oregon and Pineville, Louisiana mills in the 2009 fourth quarter and the realization of cost reduction and synergy initiatives in the box plants. Lack-of-order downtime in 2010 was about 130,000 tons in addition to a capacity reduction of about

1.5 million tons associated with the closures of the Albany, Oregon and Pineville, Louisiana mills and the idling of a paper machine at the Valliant mill in December 2009. Lack-of-order downtime in 2009 was about 2.2 million tons including 450,000 tons related to the idled paper machine at the Valliant, Oklahoma mill and the December 2009 shutdowns of the Albany, Oregon and Pineville, Louisiana mills.

Looking ahead to 2011, sales volumes in the first quarter are expected to remain at about fourth quarter levels although box volumes may be impacted by adverse weather conditions in the U.S. Average sales price realizations are expected to decrease reflecting a decline in exported linerboard sales prices, while domestic linerboard sales prices should be about flat and box sales price realizations should show a modest increase. Input costs for purchased fiber are expected to be higher on average as first-quarter 2011 costs are expected to remain at the late fourth-quarter 2010 level. In addition, wood and energy costs are expected to increase. Planned maintenance downtime costs should be higher with outages scheduled at three mills. Operating costs are expected to be favorable in both the containerboard and box businesses.

European Industrial Packaging net sales were $990 million in 2010 compared with $980 million in 2009 and $1.2 billion in 2008. Operating profits in 2010 were $70 million ($73 million before costs associated with the closure of the Etienne mill in France) compared with a loss of $30 million (a gain of $57 million excluding costs associated with the closure of the Etienne mill in France) in 2009 and earnings of $64 million in 2008. Sales volumes in 2010 were higher than in 2009 primarily reflecting improved demand for packaging in the industrial markets. Average sales margins decreased as box price increases only partially offset higher raw material costs for kraft and recycled containerboard. Other input costs were about the same in 2010 as in 2009. Operating costs were favorable and the business benefitted from the operating cost savings associated with the closure of the Etienne mill in France in November 2009. Operating earnings included $3 million in 2010 and $87 million in 2009 for closure costs associated with the Etienne, France mill closure.

Entering the first quarter of 2011, sales volumes are expected to be lower reflecting seasonally weaker demand for agricultural boxes than in the fourth quarter of 2010. Average margins are expected to remain stable as box price increases are expected to partly offset containerboard cost increases in Europe. Operating costs are expected to be favorable.

Asian Industrial Packaging net sales for 2010 were $495 million compared with $325 million in 2009 and $350 million in 2008. Operating earnings for the packaging operations were a loss of $7 million (a loss of $4 million excluding facility closure costs) in 2010 compared with earnings of $3 million in both 2009 and 2008. Earnings in 2010 include the results of SCA Packaging Asia since the acquisition on June 30, 2010, including the impact of incremental integration expenses.

Operating earnings for the distribution activities of the business were about breakeven for 2010 compared with a loss of $3 million in 2009 and earnings of $1 million in 2008. In 2009, an expense of $2 million was taken for the impairment of an investment in a joint venture.

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

Printing Papers net sales for 2010 increased 5% from 2009, but decreased 13% from 2008. Operating profits in 2010 were 56% lower than in 2009, but 1% higher than in 2008. However, excluding alternative fuel mixture credits and plant closure costs, operating profits in 2010 were 72% higher than in 2009 and 9% higher than in 2008. Benefits from higher sales price realizations ($365 million), lower operating costs ($126 million) and improved mix ($32 million) were partially offset by the net impact of lower sales volumes ($13 million), higher raw material and freight costs ($111 million), higher planned mill maintenance downtime costs ($18 million) and higher other costs ($49 million). In addition, operating profits in 2010 included $315 million of costs associated with the permanent shutdown of our Franklin, Virginia mill, while operating profits in 2009 included $884 million of alternative fuel mixture credits, $223 million of shutdown costs for the Franklin, Virginia mill, and $34 million of other restructuring costs.

Printing Papers
In millions	2010	2009	2008
Sales	$5,940	$5,680	$6,810
Operating Profit	481	1,091	474

North American Printing Papers net sales in 2010 were $2.8 billion compared with $2.8 billion in 2009 and $3.4 billion in 2008. Operating earnings in 2010 were $18 million ($333 million excluding facility closure costs) compared with $746 million ($307 million excluding alternative fuel mixture credits and facility closure costs) in 2009 and $405 million ($435 million excluding shutdown costs for a paper machine) in 2008.

Sales volumes decreased in 2010 compared with 2009 due to reduced production capacity related to the permanent closure of the Franklin, Virginia mill in the second quarter of 2010 and wood supply constraints in the first quarter of 2010. Average sales price realizations were higher reflecting the realization of price increases for uncoated freesheet paper announced in the first half of 2010. Input costs for wood, energy and purchased pulp were higher, but were partially offset by lower costs for chemicals. Freight costs increased due to higher fuel costs and overall higher average miles per shipment following the closure of the Franklin, Virginia mill. Operating costs were unfavorable due to higher depreciation expense related to increased production partially offset by cost savings associated with the closure of the Franklin, Virginia mill. Planned maintenance downtime costs were also higher. Lack-of-order downtime in 2010 was approximately 21,000 tons compared with 405,000 tons in 2009. In addition, capacity was reduced by 450,000 tons in 2010 due to the closure of the Franklin, Virginia mill in April. Operating earnings included charges of $315 million in 2010 and $223 million in 2009 for costs associated with the closure of the Franklin, Virginia mill. Operating earnings in 2009 also included $671 million of alternative fuel mixture credits and $9 million of other shutdown costs.

Entering 2011, first quarter sales volumes are expected to increase reflecting seasonally stronger demand. Average sales price realizations are expected to be mostly stable. Input costs should continue to rise for energy and chemicals, but wood costs should be about flat. Planned maintenance downtime costs are expected to be lower in the 2011 first-quarter compared with the 2010 fourth-quarter.

Brazilian Papers net sales for 2010 of $1.1 billion increased from $960 million in 2009 and $950 million in 2008. Operating profits for 2010 were $159 million compared with $112 million in 2009 and $186 million in 2008. Sales volumes in 2010 remained at about 2009 levels. Average sales price realizations for uncoated freesheet paper increased significantly for shipments to Brazilian export markets. Average sales price realizations for pulp were also higher reflecting stronger market demand as well as supply restrictions resulting from the Chilean earthquake in the first quarter of 2010. Margins were unfavorably affected by a higher proportion of lower margin export sales when the domestic Brazilian market did not grow as anticipated. Raw material costs were lower for wood and chemicals, but this benefit was offset by higher purchased pulp costs. Operating costs were lower in 2010, but planned maintenance downtime costs were higher.

Entering 2011, sales volumes are expected to be lower than in the fourth quarter of 2010 due to seasonally weaker customer demand for uncoated freesheet paper. Profit margins are expected to be lower reflecting a less favorable geographic sales mix and lower sales price realizations in the Brazilian domestic market. Input costs are expected to be slightly higher for chemicals, but operating costs should be favorable.

European Papers net sales in 2010 were $1.3 billion compared with $1.3 billion in 2009 and $1.7 billion in 2008. Operating profits in 2010 were $197 million ($199 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) compared with $92 million ($115 million excluding expenses associated with the closure of the Inverurie, Scotland mill) in 2009 and $39 million ($146 million excluding a charge to reduce the carrying value of the assets at the Inverurie, Scotland mill to their estimated realizable value) in 2008.

Sales volumes in 2010 were slightly lower than in 2009 largely due to the closure of the Inverurie, Scotland mill in 2009. Average sales price realizations for uncoated freesheet paper increased due to improved market conditions and market pulp prices were significantly higher due to strong demand as well as supply restrictions resulting from the Chilean earthquake in the first quarter of 2010. Manufacturing operating costs were favorable due to excellent mill performance and operating efficiencies. Planned maintenance downtime costs were slightly lower. Input costs were higher for wood, energy and purchased pulp, but were lower for chemicals. Operating profits in 2010 reflect unfavorable foreign exchange impacts.

Looking ahead to 2011, sales volumes in the first quarter are expected to be slightly lower than in the fourth quarter of 2010 due to seasonally weaker demand for uncoated freesheet paper in Russian markets partially offset by increased demand for uncoated freesheet paper in Europe. Average sales price realizations should be higher due to increased prices for board and newsprint in Europe. Input costs are expected to be higher for wood, energy and chemicals. Planned maintenance downtime costs should be lower with no outages planned for the first quarter of 2011 and operating costs are expected to be favorable.

Asian Printing Papers net sales were $80 million in 2010 compared with $50 million in 2009 and $20 million in 2008. Operating earnings were less than $1 million in all periods.

U.S. Market Pulp net sales were $715 million in 2010 compared with $575 million in 2009 and $750 million in 2008. Operating earnings in 2010 were $107 million compared with $140 million (a loss of $71 million excluding alternative fuel mixture credits and plant closure costs) in 2009 and a loss of $156 million (a loss of $33 million excluding costs associated with the permanent shutdown of the Bastrop, Louisiana mill) in 2008.

Sales volumes in 2010 increased from 2009 levels. Average sales price realizations were significantly higher reflecting the impact of stronger market demand coupled with supply constraints in the first half of the year due to the Chilean earthquake. Average margins improved reflecting an increase in shipments of higher-margin fluff pulp. Input costs increased for wood and energy, but were partially offset by lower chemical costs. Freight costs increased due to higher fuel costs. Mill operating costs were favorable, but planned maintenance downtime costs were higher. Lack-of-order downtime decreased in 2010 to an immaterial amount compared with 58,000 tons in 2009.

In the first quarter of 2011, sales volumes are expected to be about flat. Average sales price realizations are expected to decrease reflecting competitive pressure on paper and tissue pulp prices. Input costs should be about flat. Planned maintenance downtime costs will be higher with outages planned during the first quarter of 2011 at two mills compared with none in the fourth quarter of 2010.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

Consumer Packaging net sales in 2010 increased 11% from 2009 and 6% from 2008. Operating profits decreased 52% compared with 2009, but increased significantly compared with 2008. Excluding alternative fuel mixture credits and facility closure costs, 2010 operating earnings were 21% higher than in 2009 and were significantly higher than in 2008.

Benefits from higher sales volumes and lower lack-of-order downtime ($76 million), higher sales price realizations ($120 million) and lower operating costs ($13 million) were partially offset by higher raw material and freight costs ($157 million) and higher other costs ($15 million). In addition, operating profits in 2009 included $330 million of alternative fuel mixture credits and $67 million of costs associated with the permanent shutdown of the Franklin, Virginia mill.

Consumer Packaging
In millions	2010	2009	2008
Sales	$3,400	$3,060	$3,195
Operating Profit	207	433	17

North American Consumer Packaging net sales were $2.4 billion in 2010 compared with $2.2 billion in 2009 and $2.5 billion in 2008. Operating earnings in 2010 were $97 million ($105 million excluding facility closure costs) compared with $343 million ($87 million excluding alternative fuel mixture credits and facility closure costs) in 2009 and $8 million ($38 million excluding facility closure costs) in 2008.

Coated Paperboard sales volumes were higher in 2010 compared with 2009 reflecting stronger market demand. Average sales price realizations improved as sales prices recovered in the second half of 2010 after declining in the second half of 2009. Raw material costs for wood, energy and chemicals were higher in 2010 and freight costs also increased. Operating costs were favorable and planned maintenance downtime costs were about even with 2009. The business took approximately 17,000 tons of lack-of-order downtime in 2010 compared with approximately 300,000 tons in 2009. Capacity in 2010 was reduced by 140,000 tons related to the shutdown of the paperboard machine at the Franklin, Virginia mill at the end of 2009. Operating results in 2009 include income of $330 million for alternative fuel mixture credits and $67 million of expenses for shutdown costs for the Franklin, Virginia mill.

Shorewood sales volumes were lower in 2010 compared with 2009 primarily reflecting weaker demand in the tobacco segment. Sales volumes in the home entertainment segment in 2010 improved compared with 2009, largely due to a strong fourth quarter. Average sales margins increased reflecting a more favorable mix of products sold, but this benefit was offset by higher operating costs. Both raw material and freight costs were slightly higher. Charges to restructure operations were $8 million in 2010 compared with $7 million in 2009.

Foodservice sales volumes increased in 2010 compared with 2009 with the majority of the growth coming from new customers and the sale of new products to existing customers. Average sales price realizations were lower in 2010 due to price decreases in the second half of 2009, but sales prices began to recover in the second half of 2010. Raw material costs were higher primarily for board and resins. Freight costs were significantly higher, but operating costs were lower.

Entering 2011, Coated Paperboard sales volumes in the first quarter are expected to be at about fourth-quarter levels. Average sales price realizations should be slightly higher reflecting the continued realization of price increases announced in 2010. Raw material costs for wood and energy are expected to increase, but chemical costs should be lower. No planned maintenance downtime is scheduled for the first quarter. Shorewood sales volumes are expected to be lower reflecting seasonal decreases in home entertainment segment shipments. Operating costs are expected to be favorable, and costs for raw materials and freight should be lower. Foodservice sales volumes are expected to be seasonally weaker. Average sales price realizations should be about flat, while raw material costs should also remain at about fourth-quarter levels.

European Consumer Packaging net sales in 2010 were $345 million compared with $315 million in 2009 and $300 million in 2008. Operating earnings in 2010 were $76 million compared with $66 million in 2009 and $22 million in 2008. Sales volumes were about flat year-over-year. Average sales price realizations were higher in 2010 compared with 2009 in Poland and Russia reflecting improving market conditions. Raw material costs increased for wood and energy.

Looking forward to 2011, sales volumes in the first quarter are expected to be slightly higher than in the fourth quarter of 2010. Average sales price realizations are expected to be higher in Europe, but about flat in Russia. Input costs for wood, energy and chemicals should increase. No planned maintenance outages are scheduled for the first quarter of 2011.

Asian Consumer Packaging net sales were $705 million in 2010 compared with $545 million in 2009 and $390 million in 2008. Operating earnings in 2010 were $34 million compared with $24 million in 2009 and a loss of $13 million in 2008. Average sales price realizations were significantly higher in 2010 particularly for folding carton board and coated bristols, but were largely offset by higher raw material costs, primarily for pulp. Sales volumes were higher reflecting solid market demand. Average margins improved due to a more favorable mix of products sold.

In the first quarter of 2011, sales volumes are expected to be about flat. Average sales price realizations should improve, but are expected to be mostly offset by higher input costs.

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

Distribution
In millions	2010	2009	2008
Sales	$6,735	$6,525	$7,970
Operating Profit	78	50	103

Distribution’s 2010 annual sales increased 3% from 2009, but decreased 15% from 2008 while operating profits in 2010 increased 56% compared with 2009, but decreased 24% compared with 2008.

Annual sales of printing papers and graphic arts supplies and equipment totaled $4.2 billion in 2010 compared with $4.1 billion in 2009 and $5.2 billion in 2008, reflecting weak economic conditions in 2009 and a slowly recovering 2010 market. Trade margins as a percent of sales for printing papers increased from 2009 and 2008 due to a relative increase in higher margin warehouse sales. Revenue from packaging products was $1.5 billion in 2010 compared with $1.3 billion in 2009 and $1.7 billion in 2008, but packaging margins declined reflecting a relative increase in orders shipped mill direct which trade at a lower margin. Facility supplies annual revenue was $1.0 billion in 2010 compared with $1.1 billion in both 2009 and 2008 reflecting a drop in demand among retail customers.

Operating profits were $78 million in 2010 compared with $50 million in 2009 and $103 million in 2008. Compared with 2009, operating profits improved due to cost reductions and increased sales. Operating profits in 2010 included costs of approximately $10 million related to exiting certain retail store and printing equipment segments, and for professional fees related to a strategic study of the xpedx business as a whole that will be evaluated during the first half of 2011. Operating profits in 2009 included a $5 million charge for costs associated with the reorganization of the Company’s xpedx operations in New Jersey.

Looking ahead to the first quarter of 2011, sales volumes and earnings are expected to be seasonally lower and could be impacted by adverse weather conditions, but average sales margins are expected to improve. Operating costs are expected to decrease.

Forest Products

Forest Products operating results are driven by the timing and pricing of specific forestland tract sales.

Forest Products
In millions	2010	2009	2008
Sales	$220	$45	$200
Operating Profit	94	25	409

Operating profits in 2010 included a $39 million gain on the sale of mineral rights on more than 7 million acres throughout the U.S and a gain of $50 million on the sale of 163,000 acres of land in the southeastern U.S. The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products will no longer be reported as a separate industry segment.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

On October 5, 2007, International Paper and Ilim Holding S.A. (“Ilim”) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the twelve months ended December 31, 2010 includes the Company’s 50% share of Ilim’s operating results for the period from October 1, 2009 through September 30, 2010, together with the results of other small equity investments, under the caption Equity earnings, net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $55 million for Ilim in 2010 compared with an equity loss, net of taxes, of $50 million in 2009 and equity earnings, net of taxes, of $54 million in 2008. Operating results recorded in 2010 included an after-tax asset impairment charge of $22 million and an after-tax foreign exchange gain of $2 million on the remeasurement of U.S. dollar-denominated debt. Operating results recorded in 2009 included a $25 million after-tax foreign exchange loss on the remeasurement of U.S. dollar-denominated debt, a $19 million charge, before and after taxes, to write-off project development expenses, and a $5 million provision, before and after taxes, for the write-down of assets.

Sales volumes for the joint venture increased year-over-year primarily for pulp and containerboard, reflecting strong market demand. Average sales price realizations were significantly higher in 2010 than in 2009 for softwood and hardwood pulp in both the Russian domestic market and the Chinese export market as well as for linerboard. Input costs increased, primarily for wood. The Company received cash dividends from the joint venture of $33 million in July 2010 and $51 million in December 2009.

For Ilim’s 2010 fourth quarter, which will be reported in the Company’s 2011 first quarter, market demand is expected to steadily improve throughout the quarter. Average sales price realizations are expected to increase for linerboard, while softwood and hardwood pulp prices remain steady. Input costs for wood will be seasonally higher and fuel costs are also expected to increase. Operating costs are expected to be favorable, but the foreign exchange impact is expected to be unfavorable.

A key element of the proposed joint venture strategy is a long-term investment program in which the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This planned investment in the Russian pulp and paper industry will be used to upgrade equipment, increase production capacity and allow for new high-value coated and uncoated paper, pulp and corrugated packaging product development. This capital expansion strategy was initiated in the second quarter of 2010 with the announcement of a $670 million project to build a new pulp line at Ilim’s Bratsk mill in Siberia, followed in June by the announcement of a $270 million project to install a new coated and uncoated woodfree paper machine at the Koryazhma mill. These projects are being financed through additional borrowings by the joint venture and cash flow from operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy, raw material and transportation costs, do have an effect on operating cash generation, we believe that our focus on cost controls has improved our cash flow generation over an operating cycle.

As part of our continuing focus on improving our return on investment, we have focused our capital spending on improving our key paper and packaging businesses both globally and in North America.

Cash uses during 2010 were primarily focused on voluntary contributions to the Company’s pension plan and higher capital spending.

Cash Provided by Operations

Cash provided by continuing operations totaled $1.6 billion in 2010 compared with $4.7 billion for 2009 and $2.7 billion for 2008.

The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, decreased by $2.1 billion in 2010 versus 2009 driven mainly by $1.7 billion of cash received from alternative fuel mixture credits in 2009. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $458 million in 2010, down from a source of $479 million in 2009 and a source of $317 million in 2008. The use of cash in 2010 primarily related to higher accounts receivable balances due to an increase in sales and higher inventory levels at year-end in anticipation of mill outages in the 2011 first quarter.

The Company generated free cash flow of approximately $1.7 billion, $2.2 billion and $1.7 billion in 2010, 2009 and 2008, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following is a reconciliation of free cash flow to cash provided by operations:

In millions	2010	2009	2008
Cash provided by operations	$1,631	$4,655	$2,669
Less/Add:
Cash invested in capital projects	(775)	(534)	(1,002)
Cash contribution to pension plan, net of taxes	1,042	0	0
Cash received from European accounts receivable monetization	–	(205)	–
Cash received from alternative fuel mixture credits	(132)	(1,684)	0
Reduction in cash taxes paid related to cellulosic bio-fuel tax credits	(17)	0	0
Free Cash Flow	$1,749	$2,232	$1,667

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. For the year ended December 31, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 through October 25, 2009 totaling approximately $1.7 billion, all of which had been received in cash at December 31, 2009. Additionally, the Company recorded $379 million of alternative fuel mixture credits as a reduction of income taxes payable at December 31, 2009. The Company recorded these credits using the accrual method of accounting based on the estimated eligible volumes reflected in its filed claims. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $2.1 billion for the year ended December 31, 2009 in Cost of products sold ($1.4 billion after taxes), representing eligible alternative fuel mixture credits earned through December 31, 2009, when the credit expired.

Cellulosic Bio-fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would also qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons. To the extent a taxpayer changes their position and uses the $1.01 credit, they must re-pay the refunds they received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal taxable earnings, and the credit may be carried forward against taxable earnings through 2015. In contrast, the $0.50 credit was refundable in cash. The cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. At present, the Company has not received this registration code; however, the Company believes approval of the application for the registration code to be ministerial in nature.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, debt re-payments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. The Company will continue evaluating its position with regard to the previously claimed alternative fuel mixture credit gallons produced in 2009. This continued evaluation may result in the Company repaying some or all of the cash received with respect to the $0.50 credit, and amendment of the Company’s 2009 tax return. Due to the aforementioned considerations, the Company cannot quantify the value of additional cellulosic bio-fuel credits, but it could be significant.

During 2009, the Company did produce 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company does intend to claim these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment, is a net $40 million credit to Income tax provision (benefit) for 2010.

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

Investment Activities

Investment activities in 2010 were up from 2009 reflecting an increase in capital spending and the acquisition of SCA Packaging Asia. The Company maintains an average capital spending target of $1.0 billion per year over the course of an economic cycle. Capital spending for continuing operations was $775 million in 2010, or 53% of depreciation and amortization, compared with $534 million in 2009, or 36% of depreciation and amortization, and $1.0 billion, or 74% of depreciation and amortization in 2008. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 38% to 70% in 2010.

The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2010, 2009 and 2008.

In millions	2010	2009	2008
Industrial Packaging	$301	$183	$282
Printing Papers	283	218	383
Consumer Packaging	159	126	287
Distribution	5	6	9
Forest Products	3	1	2
Subtotal	751	534	963
Corporate and other	24	0	39
Total from continuing operations	$775	$534	$1,002

Capital expenditures in 2011 are currently expected to be about $1.2 to $1.3 billion, or 86% to 93% of depreciation and amortization.

Acquisitions

On June 30, 2010, International Paper completed the acquisition of SCA Packaging Asia (SCA) for a preliminary purchase price of $205 million, including $171 million in cash plus assumed debt of $34 million, subject to post-closing adjustments. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia.

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

Financing Activities

2010: Financing activities during 2010 included debt issuances of $193 million and retirements of $576 million, for a net reduction of $383 million.

In November 2010, International Paper repaid approximately $54 million of notes with interest rates ranging from 7.3% to 9.375% and original maturities from 2018 to 2039. Pre-tax early debt retirement costs of $13 million related to these debt payments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the third quarter ended September 30, 2010, International Paper repaid approximately $111 million of notes with interest rates ranging from 5.375% to 6.8% and original maturities from 2016 to 2024.

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

In June 2010, interest rate swap agreements issued in the fourth quarter of 2009 and designated as fair value hedges with a notional value of $100 million were terminated. The termination was not in connection with the early retirement of debt. The resulting gain of $3 million was deferred and recorded in Long-term debt and will be amortized as an adjustment of interest expense over the life of the underlying debt through 2019.

During the first quarter of 2010, International Paper repaid approximately $120 million of notes with interest rates ranging from 5.25% to 7.4% and original maturities from 2010 to 2027. In connection with these early debt retirements, previously deferred gains of $1 million related to earlier swap terminations were recognized in earnings. Pre-tax early debt retirement costs of $4 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also in the first quarter of 2010, approximately $700 million of fixed-to-floating interest rate swaps, issued in 2009, were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2010, International Paper had interest rate swaps with a total notional amount of $428 million and maturities ranging from one to six years. During 2010, existing swaps increased the weighted average cost of debt from 7.22% to an effective rate of 7.26%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.86%.

Other financing activities during 2010 included the issuance of approximately 2.6 million shares of treasury stock, net of restricted stock withholding, and 1.8 million shares of common stock for various plans. Payments of restricted stock withholding taxes totaled $26 million.

In April 2010, International Paper announced that the quarterly dividend would be increased from $0.025 per share to $0.125 per share, effective for the 2010 second quarter. Additionally, in January 2011, International Paper announced that the quarterly dividend would be increased from $0.125 per share to $0.1875 per share, effective with the dividend payable March 15, 2011 to shareholders of record on February 15, 2011.

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

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also during the second quarter, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holding S.A. joint venture that matured during the quarter. Pre-tax early debt retirement costs of $25 million related to second quarter debt repayments and swap activity are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

The Company also entered into a series of forward-starting floating-to-fixed interest rate swap agreements with a notional amount of $1.5 billion in anticipation of borrowing for the purchase of the CBPR business. The floating-to-fixed interest rate swaps were effective September 2008 and matured in September 2010. These forward-starting interest rate swaps were accounted for as cash flow hedges in accordance with ASC 815. In the fourth quarter of 2008, the Company terminated $550 million of these floating-to-fixed interest rate swap agreements resulting in a loss of approximately $17 million recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheet (see Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

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

Also in the second quarter of 2008, International Paper entered into a series of fixed-to-floating interest rate swap agreements, with a notional amount of $1 billion and maturities in 2014 and 2018, to manage interest rate exposures associated with the new $3 billion of unsecured senior notes. These interest rate swaps were terminated in December 2008 along with other existing fixed-to-floating interest rate swaps, resulting in a gain of $127 million that was deferred and recorded in Long-term debt in the accompanying consolidated balance sheet. This gain will be amortized over the life of the related debt through June 2018 (see Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

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

Off-Balance Sheet Variable Interest Entities

During 2006 in connection with the sale of approximately 5.6 million acres of forestlands under the Company’s 2006 Transformation Plan, the Company exchanged installment notes (the Timber Notes) totaling approximately $4.8 billion and approximately $400 million of International Paper promissory notes for interests in entities formed to monetize the notes. International Paper determined that it was not the primary beneficiary of these entities, and therefore should not consolidate these entities. During 2006, these entities acquired an additional $4.8 billion of International Paper debt securities for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by these entities at December 31, 2006. Since International Paper has, and intends to affect, a legal right to offset its obligations under these debt instruments with its investments in the entities, International Paper has offset $5.1 billion of interest in the entities against $5.1 billion of International Paper debt obligations held by the entities as of December 31, 2010 and 2009.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which issued letters of credit that support $1.4 billion of installment notes received in connection with the Company’s 2006 sale of forestlands discussed above. Following this sale, the installment notes were contributed to third-party entities that used them as collateral for borrowings from a third-party lender. The related loan agreements require that if the credit rating of any bank issuing letters of credit is downgraded below a specified level, these letters of credit must be replaced within 60 days by letters of credit from another qualifying institution. The Company, retained to provide management services for the third-party entities that hold the installment notes, replaced the letters of credit within the required 60-day period.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. At December 31, 2010, International Paper’s $542 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts.

The 2001 Monetized Notes of $499 million, the 2001 International Paper debt obligations of $563 million, and $167 million of the 2002 Monetized Notes, mature in March, June, and the second half of 2011, respectively. International Paper intends to liquidate its preferred interest in the 2001 financing entities. The 2001 financing entities preferred interest liquidation will reduce Notes Payable and current maturities of long-term debt by $21 million in the first quarter of 2011. Deferred tax liabilities, associated with the 2001 forestland sales, will be reduced by $155 million as a result of the liquidation. The Company is currently analyzing the cash impact of the liquidation, but does not expect it to significantly impact liquidity.

See Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a further discussion of these transactions.

Liquidity and Capital Resources Outlook for 2011

Capital Expenditures and Long-Term Debt

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2011 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totalling $2.5 billion.

The Company was in compliance with all its debt covenants at December 31, 2010. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total-debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive loss. The total-debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2010, International Paper’s net worth was $12.4 billion, and the total-debt-to-capital ratio was 41.2%.

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

In February 2011, the Company entered into various fixed-to-floating interest rate swap agreements with a notional amount of approximately $100 million to hedge existing debt. The interest rate swaps were effective February 2011 and mature within the next three to four years. These interest rate swaps were designated as fully effective fair value hedges of the benchmark interest rate.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2010, were as follows:

In millions	2011	2012	2013	2014	2015	Thereafter
Maturities of long-term debt (a)	$313	$324	$135	$559	$786	$6,554
Debt obligations with right of offset (b)	542	0	0	0	0	5,122
Lease obligations	162	135	110	87	75	158
Purchase obligations (c)	2,564	749	616	524	515	3,174
Total (d)	$3,581	$1,208	$861	$1,170	$1,376	$15,008

(a)

Total debt includes scheduled principal payments only. The 2011 debt maturities reflect the reclassification of $100 million of Notes payable and current maturities of long-term debt to Long-term debt based on International Paper’s intent and ability to renew or convert these obligations, as evidenced by the Company’s available bank credit agreements.

(b)

Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to affect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2010, International Paper has offset approximately $5.7 billion of interests in the entities against this $5.7 billion of debt obligations held by the entities (see Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

(c)	Includes $2.3 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales.
(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $188 million.

Pension Obligations and Funding

At December 31, 2010, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $1.5 billion higher than the fair value of plan assets. Approximately $1.1 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make voluntary contributions totaling $1.15 billion for the year ended December 31, 2010. At this time, we do not expect that the finalization of the funded status as of December 31, 2010 will require the Company to make cash contributions to its plans in 2011, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $550 million to $600 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

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

Impairment of Long-Lived Assets and Goodwill

An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through cash flows from future operations. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, testing for possible impairment of goodwill and intangible asset balances is required annually. The amount and timing of any impairment charges based on these assessments require the estimation of future cash flows and the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, and various other projected operating economic factors. As these key factors change in future periods, the Company will update its impairment analyses to reflect its latest estimates and projections.

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

Income Taxes

International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or a recent court case that addresses the matter.

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

SIGNIFICANT ACCOUNTING ESTIMATES

Goodwill Impairment Analysis

Under the provisions of Accounting Standards Codification (ASC) 350, “Intangibles – Goodwill and Other,” the testing of goodwill for possible impairment is a two-step process. In the first step, the fair value of the Company’s reporting units is compared with their carrying value, including goodwill. If fair value exceeds the carrying value, goodwill is not considered to be impaired. If the fair value of a reporting unit is below the carrying value, then step two is performed to measure the amount of the goodwill impairment loss for the reporting unit. This analysis requires the determination of the fair value of all of the individual assets and liabilities of the reporting unit, including any currently unrecognized intangible assets, as if the reporting unit had been purchased on the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in step one over the fair value of the net assets determined in step two. The carrying value of goodwill is then reduced to this implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through a goodwill impairment charge.

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

During 2008, as in prior years, the Company performed the required annual goodwill testing for impairment as of the beginning of the fourth quarter, resulting in a $59 million impairment charge to write off all goodwill for the Company’s European Coated Paperboard business. Subsequent to this testing date, the Company performed an interim test as of December 31, 2008 and recalculated the estimated fair value of its reporting units as of that date using updated future cash flow projections and higher cost-of-capital discount rates. Based on this testing, step two testing for possible impairment was required for the Company’s U.S. Printing Papers business and its U.S. Coated Paperboard business. Based on management’s preliminary estimates, an additional goodwill impairment charge of $379 million was recorded, representing all of the goodwill for the U.S. Coated Paperboard business, as this was management’s best estimate of the minimum impairment charge that would be required upon the completion of detailed step two analyses. In Febru-

ary 2009, based on additional work performed to date, management determined that it was probable that all of the $1.3 billion of recorded goodwill for the U.S. Printing Papers business would be impaired when testing was completed. Accordingly, an additional goodwill impairment charge of $1.3 billion was recorded as a charge to operating results for the year ended December 31, 2008. During the first quarter of 2009, the Company finalized the testing for these businesses resulting in no changes to the recorded impairment charges.

No goodwill impairment charges were recorded in 2010 or 2009.

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

Benefit obligations and fair values of plan assets as of December 31, 2010, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$9,486	$8,344
U.S. nonqualified pension	338	0
U.S. postretirement	425	0
Non-U.S. pension	183	156
Non-U.S. postretirement	24	0

The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2010	2009	2008
Discount rate	5.80%	6.00%	6.20%
Expected long-term return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2010	2009
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. The discount rate assumption was determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows were then matched to the yield curve to develop the discount rate.

Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2011 pension expense by approximately $22 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $29 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $1 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2010	15.1%	2005	11.7%
2009	23.8%	2004	14.1%
2008	(23.6)%	2003	26.0%
2007	9.6%	2002	(6.7)%
2006	14.9%	2001	(2.4)%

The annualized time-weighted rate of return earned on U.S. pension plan assets was 6.5% and 7.2% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2000-2010.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately nine years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $204 million and $31 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2010	2009	2008	2007	2006
Pension expense
U.S. plans (non-cash)	$231	$213	$123	$210	$377
Non-U.S. plans	0	3	4	5	17
Postretirement expense
U.S. plans	6	27	28	15	7
Non-U.S. plans	1	3	3	8	3
Net expense	$238	$246	$158	$238	$404

The increase in 2010 U.S. pension expense principally reflects a decrease in the assumed discount rate to 5.80% in 2010 from 6.00% in 2009 and higher amortization of unrecognized actuarial losses.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2010, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2012 (a)	2011 (a)
Pension expense
U.S. plans (non-cash)	$232	$179
Non-U.S. plans	2	2
Postretirement expense
U.S. plans	8	7
Non-U.S. plans	2	2
Net expense	$244	$190

(a)	Based on assumptions at December 31, 2010.

The Company estimates that it will record net pension expense of approximately $179 million for its U.S. defined benefit plans in 2011, with the decrease from expense of $231 million in 2010 reflecting increased plan assets in 2011 as a result of a $1.15 billion voluntary contribution and higher than expected asset returns in 2010, partially offset by a decrease in the assumed discount rate to 5.60% in 2011 from 5.80% in 2010. Net postretirement benefit costs in 2011 are projected to increase primarily as a result of a decrease in the assumed discount rate to 5.30% in 2011 from 5.40% in 2010, partially offset by a decrease in per capita healthcare costs due to changes in plan provisions.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2010 totaled approximately $8.3 billion, consisting of approximately 49% equity securities, 31% debt securities, and 20% real estate and other assets. Plan assets include an immaterial amount of International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $37 million for the year ended December 31, 2010.

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

At December 31, 2010 and 2009, 18.2 million options and 22.2 million options, respectively, were outstanding with exercise prices ranging from $32.54 to $43.12 per share for 2010 and $29.31 to $66.69 per share for 2009.

Income Taxes

The Company’s effective income tax rates, before equity earnings and discontinued operations, were 27%, 39% and (14)% for 2010, 2009 and 2008, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2010 was 30% of pre-tax earnings compared with 30% in 2009 and 31.5% in 2008. The higher rate in 2008 reflects a higher proportion of earnings in higher tax rate jurisdictions. We estimate that the 2011 effective income tax rate will be approximately 32-34% based on expected earnings and business conditions.

RECENT ACCOUNTING DEVELOPMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods.

Revenue Arrangements With Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” which further amends ASC 820 to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.

LEGAL PROCEEDINGS

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances using presently available information, International Paper believes that its liability is not likely to be significant at 54 such sites, and that its liability at 45 other sites is likely to be significant but not material to International Paper’s consolidated financial statements. Remedial costs are recorded in the financial statements when they become probable and reasonably estimable. International Paper believes that the probable liability associated with these 99 matters is approximately $76 million.

One of the sites referred to above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, we submitted to the EPA a site remediation feasibility study. In November 2010, the EPA provided comments that limited the number of acceptable remedial action alternatives that the Company may be allowed to pursue and adopted more restrictive clean up requirements for the site. As a result, the Company increased its remediation reserve for this site from $6 million to $24 million in the fourth quarter of 2010. The final remediation plan for this site has not been approved by the EPA, and of the five alternatives, the Company’s reserve reflects the low end of the range of estimated remediation costs, since, at this time, no one of the alternatives proposed by the EPA is any more likely than the others to be approved. If the most expensive of the clean-up alternatives were approved by the EPA, the remediation costs could be material, and significantly higher than amounts currently recorded.

In addition to the above proceedings, other remediation costs, typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $48 million. Other than as described above, completion of required remedial actions is not expected to have a material adverse effect on our consolidated financial statements.

Other Legal Matters

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature), will not have a material adverse effect on its consolidated financial statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2010 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2010 and 2009, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $8.5 billion and $7.7 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $373 million and $394 million at December 31, 2010 and 2009, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value liability of such outstanding energy hedge contracts at December 31, 2010 and 2009 was approximately $29 million and $26 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $7 million and $20 million at December 31, 2010 and 2009, respectively.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2010 and 2009, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $13 million and $32 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $37 million and $73 million at December 31, 2010 and 2009, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the preceding discussion and Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Internal Control Over Financial Reporting

The management of International Paper Company is also responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is the process designed by, or under the supervision, of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The company completed the acquisition of SCA Packaging Asia in July, 2010. Due to the timing of the acquisition we have excluded SCA Packaging Asia from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2010, SCA Packaging Asia net sales and assets represented approximately 1% of net sales and 1% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 51.

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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2010, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIM S. NICHOLLS

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Memphis, Tennessee

February 25, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the SCA Packaging Asia business which was acquired on June 30, 2010 whose financial statements constitute approximately 1% of total net sales and 1% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting of the SCA Packaging Asia business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company, and our report dated February 25, 2011, expressed an unqualified opinion on those financial statements.

Memphis, Tennessee

February 25, 2011

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2010	2009	2008
NET SALES	$25,179	$23,366	$24,829
COSTS AND EXPENSES
Cost of products sold (Notes 1 and 4)	18,482	15,220	18,742
Selling and administrative expenses	1,930	2,031	1,947
Depreciation, amortization and cost of timber harvested	1,456	1,472	1,347
Distribution expenses	1,318	1,175	1,286
Taxes other than payroll and income taxes	192	188	182
Restructuring and other charges	394	1,353	370
Gain on sale of mineral rights	0	0	(261)
Gain on sale of forestlands	0	0	(6)
Impairments of goodwill	0	0	1,777
Net (gains) losses on sales and impairments of businesses	(23)	59	106
Interest expense, net	608	669	492
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	822	1,199	(1,153)
Income tax provision (benefit)	221	469	162
Equity earnings (losses), net of taxes	64	(49)	49
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	665	681	(1,266)
Discontinued operations, net of taxes	0	0	(13)
NET EARNINGS (LOSS)	$665	$681	$(1,279)
Less: Net earnings (loss) attributable to noncontrolling interests	21	18	3
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$644	$663	$(1,282)
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.50	$1.56	$(3.02)
Discontinued operations, net of taxes	0	0	(0.03)
Net earnings (loss)	$1.50	$1.56	$(3.05)
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.48	$1.55	$(3.02)
Discontinued operations, net of taxes	0	0	(0.03)
Net earnings (loss)	$1.48	$1.55	$(3.05)
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$644	$663	$(1,269)
Discontinued operations, net of taxes	0	0	(13)
Net earnings (loss)	$644	$663	$(1,282)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2010	2009
ASSETS
Current Assets
Cash and temporary investments	$2,073	$1,892
Accounts and notes receivable, less allowances of $129 in 2010 and $136 in 2009	3,039	2,695
Inventories	2,347	2,179
Deferred income tax assets	339	368
Other current assets	230	417
Total Current Assets	8,028	7,551
Plants, Properties and Equipment, net	12,002	12,688
Forestlands	747	757
Investments	1,092	1,077
Goodwill	2,308	2,290
Deferred Charges and Other Assets	1,191	1,185
Total Assets	$25,368	$25,548
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$313	$304
Accounts payable	2,556	2,058
Accrued payroll and benefits	471	473
Other accrued liabilities	1,163	1,177
Total Current Liabilities	4,503	4,012
Long-Term Debt	8,358	8,729
Deferred Income Taxes	2,793	2,425
Pension Benefit Obligation	1,482	2,765
Postretirement and Postemployment Benefit Obligation	499	538
Other Liabilities	649	824
Commitments and Contingent Liabilities (Note 10)
Equity
Common stock $1 par value, 2010 – 438.9 shares and 2009 – 437.0 shares	439	437
Paid-in capital	5,829	5,803
Retained earnings	2,416	1,949
Accumulated other comprehensive loss	(1,822)	(2,077)
	6,862	6,112
Less: Common stock held in treasury, at cost, 2010 – 1.2 shares and 2009 – 3.9 shares	28	89
Total Shareholders’ Equity	6,834	6,023
Noncontrolling interests	250	232
Total Equity	7,084	6,255
Total Liabilities and Equity	$25,368	$25,548

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2010	2009	2008
OPERATING ACTIVITIES
Earnings (loss) from continuing operations	$665	$681	$(1,266)
Depreciation, amortization, and cost of timber harvested	1,456	1,472	1,347
Deferred income tax provision (benefit), net	422	160	(81)
Restructuring and other charges	394	1,353	370
Payments related to a restructuring and legal reserve	(2)	(38)	(87)
Pension plan contribution	(1,150)	0	0
Cost of forestlands sold	143	0	0
Periodic pension expense, net	231	213	123
Net (gains) losses on sales and impairments of businesses	(23)	59	106
Equity (earnings) losses, net	(64)	49	(49)
Gain on sale of forestlands	0	0	(3)
Impairments of goodwill	0	0	1,777
Other, net	17	227	115
Changes in current assets and liabilities
Accounts and notes receivable	(327)	604	451
Inventories	(186)	316	48
Accounts payable and accrued liabilities	(52)	(321)	(317)
Interest payable	3	(8)	(31)
Other	104	(112)	166
Cash Provided by (Used for) Operations	1,631	4,655	2,669
INVESTMENT ACTIVITIES
Invested in capital projects	(775)	(534)	(1,002)
Acquisitions, net of cash acquired	(152)	(17)	(6,086)
Proceeds from divestitures	0	0	14
Equity investment in Ilim	0	0	(21)
Other	93	(42)	(102)
Cash Provided by (Used for) Investment Activities	(834)	(593)	(7,197)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(26)	(10)	(47)
Issuance of common stock	0	0	1
Issuance of debt	193	3,229	6,024
Reduction of debt	(576)	(6,318)	(696)
Change in book overdrafts	38	20	(36)
Dividends paid	(175)	(140)	(428)
Other	(42)	(157)	41
Cash Provided by (Used for) Financing Activities	(588)	(3,376)	4,859
Effect of Exchange Rate Changes on Cash	(28)	62	(92)
Change in Cash and Temporary Investments	181	748	239
Cash and Temporary Investments
Beginning of the period	1,892	1,144	905
End of the period	$2,073	$1,892	$1,144

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	00,000	00,000	00,000	00,000	00,000	00,000	00,000	00,000
In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE, JANUARY 1, 2008	$494	$6,755	$4,375	$(471)	$2,481	$8,672	$228	$8,900
Issuance of stock for various plans, net	0	(34)	0	0	(143)	109	0	109
Repurchase of stock	0	0	0	0	47	(47)	0	(47)
Retirement of treasury stock	(60)	(876)	(1,231)	0	(2,167)	0	0	0
Cash dividends – Common Stock	0	0	(432)	0	0	(432)	0	(432)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(10)	(10)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	9	9
Comprehensive income (loss):
Net earnings (loss)	0	0	(1,282)	0	0	(1,282)	3	(1,279)
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $58)	0	0	0	82	0	82	0	82
Pension and postretirement liability adjustments:
U.S. plans (less tax of $1,128)	0	0	0	(1,857)	0	(1,857)	0	(1,857)
Non-U.S. plans (less tax of $1)	0	0	0	(26)	0	(26)	0	(26)
Change in cumulative foreign currency translation adjustment	0	0	0	(889)	0	(889)	2	(887)
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $61)	0	0	0	(106)	0	(106)	0	(106)
Less: Reclassification adjustment for (gains) losses included in net earnings (less tax of $16)	0	0	0	(55)	0	(55)	0	(55)

Total comprehensive income (loss)								(4,128)
BALANCE, DECEMBER 31, 2008	434	5,845	1,430	(3,322)	218	4,169	232	4,401
Issuance of stock for various plans, net	3	(42)	0	0	(139)	100	0	100
Repurchase of stock	0	0	0	0	10	(10)	0	(10)
Cash dividends – Common Stock	0	0	(144)	0	0	(144)	0	(144)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(17)	(17)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	(1)	(1)
Comprehensive income (loss):
Net earnings (loss)	0	0	663	0	0	663	18	681
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $75)	0	0	0	109	0	109	0	109
Pension and postretirement liability adjustments:
U.S. plans (less tax of $259)	0	0	0	351	0	351	0	351
Non-U.S. plans (less tax of $3)	0	0	0	19	0	19	0	19
Change in cumulative foreign currency translation adjustment	0	0	0	672	0	672	0	672
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $17)	0	0	0	40	0	40	0	40
Plus: Reclassification adjustment for (gains) losses included in net earnings (less tax of $41)	0	0	0	54	0	54	0	54

Total comprehensive income (loss)								1,926

The accompanying notes are an integral part of these financial statements.

	00,000	00,000	00,000	00,000	00,000	00,000	00,000	00,000
In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE, DECEMBER 31, 2009	437	5,803	1,949	(2,077)	89	6,023	232	6,255
Issuance of stock for various plans, net	2	38	0	0	(87)	127	0	127
Repurchase of stock	0	0	0	0	26	(26)	0	(26)
Cash dividends – Common Stock	0	0	(177)	0	0	(177)	0	(177)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(6)	(6)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	9	9
Acquisition of noncontrolling interests	0	(12)	0	0	0	(12)	(8)	(20)
Comprehensive income (loss):
Net earnings (loss)	0	0	644	0	0	644	21	665
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $73)	0	0	0	114	0	114	0	114
Pension and postretirement liability adjustments:
U.S. plans (less tax of $54)	0	0	0	85	0	85	0	85
Non-U.S. plans (less tax of $3)	0	0	0	(4)	0	(4)	0	(4)
Change in cumulative foreign currency translation adjustment	0	0	0	68	0	68	2	70
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $9)	0	0	0	23	0	23	0	23
Less: Reclassification adjustment for (gains) losses included in net earnings (less tax of $4)	0	0	0	(31)	0	(31)	0	(31)

Total comprehensive income (loss)								922
BALANCE, DECEMBER 31, 2010	$439	$5,829	$2,416	$(1,822)	$28	$6,834	$250	$7,084

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ earnings totaled earnings of $64 million, a loss of $49 million and earnings of $49 million in 2010, 2009 and 2008, respectively.

REVENUE RECOGNITION

Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred. Timber and forestland sales revenue is generally recognized when title and risk of loss pass to the buyer.

ALTERNATIVE FUEL MIXTURE CREDITS – COST OF PRODUCTS SOLD

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. As these credits represent a reduction of energy costs at the Company’s U.S. manufacturing facilities, the credits are included as a reduction of Cost of products sold in 2009 in the accompanying consolidated statement of operations. See Alternative Fuel Mixture Credits in Note 4 for a further discussion of these credits.

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

FORESTLANDS

At December 31, 2010, International Paper and its subsidiaries owned or managed approximately 250,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

GOODWILL

Goodwill relating to a single business reporting unit is included as an asset of the applicable segment, while goodwill arising from major acquisitions that involve multiple business segments is classified as a corporate asset for segment reporting purposes. For goodwill impairment testing, this goodwill is allocated to reporting units. Annual testing for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim testing performed when management believes that it is more likely than not events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost of capital for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required (see Note 8).

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

ASSET RETIREMENT OBLIGATIONS

A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the life of the related equipment or facility. International Paper's asset retirement obligations principally relate to closure costs for landfills. Revisions to the liability could occur due to changes in the estimated costs or timing of closures, or possible new federal or state regulations affecting these closures.

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

NOTE 2 RECENT ACCOUNTING DEVELOPMENTS

REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The application of the requirements of this guidance will not have a material effect on the consolidated financial statements.

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

ASSET TRANSFERS, VARIABLE INTEREST ENITITES AND QUALIFYING SPECIAL PURPOSE ENTITIES

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which further amends ASC 820 to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company included the disclosures required by this guidance in the accompanying consolidated financial statements. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.

NOTE 3 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

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

A reconciliation of the amounts included in the computation of basic earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions, except per share amounts	2010	2009	2008
Earnings (loss) from continuing operations	$644	$663	$(1,269)
Effect of dilutive securities (a)	0	0	0
Earnings (loss) from continuing operations – assuming dilution	$644	$663	$(1,269)
Average common shares outstanding	429.8	425.3	421.0
Effect of dilutive securities Restricted performance share plan (a)	4.4	2.7	0
Stock options (b)	0	0	0
Average common shares outstanding – assuming dilution	434.2	428.0	421.0
Basic earnings (loss) per common share from continuing operations	$1.50	$1.56	$(3.02)
Diluted earnings (loss) per common share from continuing operations	$1.48	$1.55	$(3.02)

(a)	Securities are not included in the table in periods when antidilutive.
(b)

Options to purchase 18.2 million, 22.2 million and 25.1 million shares for the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 RESTRUCTURING CHARGES AND OTHER ITEMS

This footnote discusses restructuring charges and other items recorded for each of the three years included in the period ended December 31, 2010. It includes a summary of activity for each year, a rollforward associated with severance and other cash costs arising in each year, and tables presenting details of the 2010, 2009 and 2008 organizational restructuring programs.

RESTRUCTURING AND OTHER CHARGES

2010: During 2010, total restructuring and other charges of $394 million before taxes ($242 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill – closure costs	$315	$192
Early debt extinguishment costs (see Notes 12 and 13)	35	21
Write-off of Ohio Commercial Activity tax receivable	11	7
Shorewood Packaging reorganization	8	5
Bellevue, Washington container facility – closure costs	7	4
S&A reduction initiative	6	4
Spartanburg, South Carolina container facility – closure costs	5	3
Etienne mill – severance and other costs	3	3
Other	4	3
Total	$394	$242

The following table presents the $394 million restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter	Fourth Quarter		Total
Industrial Packaging	$5	(a,b)	$1	(b)	$0	$13	(c)	$19
Printing Papers	204	(d)	111	(d)	0	0		315
Consumer Packaging	3	(e)	1	(e)	0	4	(e)	8
Corporate	3		31		0	18		52
Total	$215		$144		$0	$35		$394

(a)	Includes $2 million of other charges related to the shutdown of the Pineville, Louisiana mill and $1 million of other charges related to the shutdown of a paper machine at the Valliant, Oklahoma mill.
(b)	Includes $3 million of severance charges related to the shutdown of the Etienne mill in France.
(c)

Includes a gain of $2 million related to the shutdown of the Albany, Oregon mill; a $3 million charge to write down the value of land, $2 million of accelerated depreciation and $2 million of severance charges related to the closure of the Bellevue, Washington container facility; $1 million of accelerated depreciation, $2 million of severance charges and $2 million of other charges related to the closure of the Spartanburg, South Carolina container facility; and $2 million of severance charges and $1 million of other costs related to the closure of certain of the Company’s Asian box plants.

(d)

Includes $236 million of accelerated depreciation, $36 million of environmental closure costs, $30 million of severance charges and $13 million of other charges related to the shutdown of the Franklin, Virginia mill.

(e)	Includes $3 million of accelerated depreciation, $1 million of severance charges and $4 million of other charges related to the reorganization of the Company’s Shorewood operations.

Included in the $394 million of organizational restructuring and other charges is $46 million of severance charges.

The following table presents a roll forward of the severance and other costs for approximately 1,650 employees included in the 2010 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2010)	$20
Additions (second quarter 2010)	15
Additions (third quarter 2010)	0
Additions (fourth quarter 2010)	11
2010 activity
Cash charges	(32)
Balance, December 31, 2010	$14

As of December 31, 2010, 1,388 employees had left the Company under these programs.

2009: During 2009, total restructuring and other charges of $1.4 billion before taxes ($853 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Albany, Oregon containerboard mill – closure costs	$469	$286
Franklin, Virginia paper mill and associated operations – closure costs	290	177
Early debt extinguishment costs (see Notes 12 and 13)	185	113
2008 overhead reduction program – severance and benefits	148	92
Pineville, Louisiana containerboard mill – closure costs	102	62
Valliant, Oklahoma containerboard mill – paper machine shutdown costs	82	50
Etienne mill – severance and other costs	31	31
Inverurie mill – closure costs	23	28
Other	23	14
Total	$1,353	$853

The following table presents the $1.4 billion restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Industrial Packaing	$0		$15	(a)	$7	(a)	$662	(a,b)	$684
Printing Papers	29	(c,d)	4	(d)	1	(d)	223	(e)	257
Consumer Packaging	2	(f)	1	(f)	2	(f)	69	(f,g)	74
Distribution	0		0		0		5		5
Corporate	52		59		141		81		333
Total	$83		$79		$151		$1,040		$1,353

(a)	Includes $19 million of severance charges and $12 million of other charges related to the shutdown of the Etienne mill in France.
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

Included in the $1.4 billion of organizational restructuring and other charges is $166 million of severance charges and $85 million of related benefits for approximately 3,175 employees. As of December 31, 2010, all of these employees had been terminated.

The following table presents a rollforward of the severance and other costs included in the 2009 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2009)	$74
Additions (second quarter 2009)	48
Additions (third quarter 2009)	45
Additions (fourth quarter 2009)	84
2009 activity
Cash charges	(82)
Pension and postretirement termination benefits	(85)
2010 activity Cash charges	(84)
Balance, December 31, 2010	$0

2008: During 2008, total restructuring and other charges of $370 million before taxes ($227 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Bastrop, Louisiana mill – shutdown costs	$123	$75
Legal reserve adjustments (see Note 10)	75	47
2008 overhead reduction program – severance and benefits	53	32
Write-off of supply chain initiative development costs for U.S. container operations	53	33
Franklin, Virginia mill – paper machine shutdown costs	30	18
Shorewood Packaging Canada – restructuring costs	30	19
Ace Packaging – closure costs	8	5
Other	(2)	(2)
Total	$370	$227

The following table presents the $370 million restructuring and other charges by business:

In millions	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Industrial Packaging	$0		$0		$0		$8	(a)	$8
Printing Papers	0		0		0		153	(b)	153
Consumer Packaging	5	(c)	13	(c)	8	(c)	4	(c)	30
Corporate	37		0		89		53		179
Total	$42		$13		$97		$218		$370

(a)	Includes $2 million of accelerated depreciation charges, $2 million of severance charges and $4 million of other charges related to the closure of the Ace Packaging business.
(b)

Includes $71 million of accelerated depreciation charges, $32 million of severance charges, $11 million of environmental expenses and $9 million of other charges related to the shutdown of the Bastrop, Louisiana mill, and $23 million of accelerated depreciation charges, $6 million of severance charges and $1 million of other charges related to the shutdown of a paper machine at the Franklin, Virginia mill.

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

The following table presents a roll forward of the severance and other costs included in the 2008 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2008)	$7
Additions (second quarter 2008)	11
Additions (third quarter 2008)	5
Additions (fourth quarter 2008)	97
2008 activity
Cash charges	(24)
2009 activity
Cash charges	(96)
Balance, December 31, 2009	$0

Alternative Fuel Mixture Credits

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009, the Company received notification that its application to be registered as an alternative fuel mixer had been approved. For the year ended December 31, 2009, the Company filed claims for alternative fuel mixture credits covering eligible periods subsequent to November 2008 through October 25, 2009 totaling approximately $1.7 billion, all of which had been received in cash at December 31, 2009. Additionally, the Company had recorded $379 million of alternative fuel mixture credits as a reduction of income taxes payable at December 31, 2009. Accordingly, the accompanying consolidated statement of operations includes credits of approximately $2.1 billion for the year ended December 31, 2009 in Cost of products sold ($1.4 billion after taxes), representing eligible alternative fuel mixture credits earned through December 31, 2009, when the credit expired.

Cellulosic Bio-fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would also qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons. To the extent a taxpayer changes their position and uses the $1.01 credit, they must re-pay the refunds they received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company's Federal taxable earnings, and the credit may be carried forward against taxable earnings through 2015. In contrast, the $0.50 credit is refundable in cash. The cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. At present, the Company has not received this registration code; however, the Company believes approval of the application for the registration code to be ministerial in nature.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as but not limited to debt re-payments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. The Company will continue evaluating its position with regard to the previously claimed alternative fuel mixture credit gallons produced in 2009. This continued evaluation may result in the Company repaying some or all of the cash received with respect to the $0.50 credit, and amendment of the Company’s 2009 tax return.

During 2009, the Company did produce 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company does intend to claim these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment, which has been included in the Company’s 2010 Income tax provision (benefit), is a $40 million net credit to tax expense.

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

NOTE 5 ACQUISITIONS

2010: On June 30, 2010, International Paper completed the acquisition of SCA Packaging Asia (SCA) for a preliminary purchase price of $205 million, including $171 million in cash plus assumed debt of

$34 million, subject to post-closing adjustments. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired.

In millions
Cash and temporary investments	$19
Accounts and notes receivable, net	71
Inventory	24
Other current assets	5
Plants, properties and equipment, net	102
Goodwill	23
Deferred tax asset	1
Other intangible assets	38
Total assets acquired	283
Accounts payable and accrued liabilities	65
Deferred tax liability	5
Non-controlling interest	8
Total liabilities assumed	78
Net assets acquired	$205

The purchase price allocation will be finalized in the first half of 2011.

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Land-use rights	$29	39 years
Customer relationships	9	16 years
Total	$38

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

The following unaudited pro forma information for the year ended December 31, 2008 represents the results of operations of International Paper as if the

CBPR acquisition had occurred on January 1, 2008. This pro forma information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2008, nor is it necessarily indicative of future results. Pro forma information related to the acquisition of SCA Packaging Asia has not been included as it does not have a material effect on the Company’s consolidated results of operations.

In millions, except per share amounts	2008
Net sales	$27,920
Earnings (loss) from continuing operations	(1,348)
Net earnings (loss) (1)	(1,361)
Earnings (loss) from continuing operations per common share	(3.20)
Net earnings (loss) per common share (1)	(3.23)

(1)	Attributable to International Paper Company common shareholders.

NOTE 6 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS

2008: During the three months ended December 31, 2008, the Company recorded pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued operations.

During the three months ended March 31, 2008, the Company recorded a pre-tax charge of $25 million ($16 million after taxes) related to the final settlement of a post-closing adjustment to the purchase price received by the Company for the sale of its Beverage Packaging business, and a $3 million charge before taxes ($2 million after taxes) for 2008 operating losses related to certain wood products facilities.

FORESTLANDS

2008: During both the three months ended June 30, 2008 and the three months ended September 30, 2008, a pre-tax gain totaling $6 million ($4 million after taxes) was recorded to adjust reserves related to the Company’s 2006 Transformation Plan forestland sales.

OTHER DIVESTITURES AND IMPAIRMENTS

2010: During the three months ended December 31, 2010, the Company recorded a pre-tax gain of $25 million ($15 million after taxes) as a result of the partial redemption of the 10% interest the Company retained in its Arizona Chemical business after the sale of the business in 2006. The Company received $37 million in cash from the redemption of this interest.

Also, during the three months ended December 31, 2010, a $2 million charge, before and after taxes, was recorded to further write down the long-lived assets of the Company’s Inverurie, Scotland mill, which was closed in March 2009.

The net 2010 gain totaling $23 million discussed above is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

During the three months ended December 31, 2009, an $8 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging segment related to the Company’s Etienne mill in France, which was closed at the end of November 2009. In addition, a pre-tax charge of $3 million ($0 million after taxes) was recorded for other items, of which $2 million, before and after taxes, was recorded in the Industrial Packaging segment.

The net 2009 losses totaling $59 million discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2008: During the three months ended September 30, 2008, based on a current strategic plan update of projected future operating results of the Company’s Inverurie, Scotland mill, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $107 million pre-tax charge ($84 million after taxes) was recorded in the Company’s Printing Papers industry segment to write down the long-lived assets of the mill to their estimated fair value. In February 2009, a decision was made to close the mill by the end of March 2009.

During the three months ended March 31, 2008, a $1 million credit, before and after taxes, was recorded to adjust previously estimated gains/losses of businesses previously sold.

The net 2008 pre-tax losses totaling $106 million discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2010	2009
Accounts and notes receivable:
Trade	$2,854	$2,476
Other	185	219
Total	$3,039	$2,695

INVENTORIES

Inventories by major category were:

In millions at December 31	2010	2009
Raw materials	$419	$307
Finished pulp, paper and packaging products	1,505	1,443
Operating supplies	364	377
Other	59	52
Inventories	$2,347	$2,179

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 69% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $334 million and $306 million at December 31, 2010 and 2009, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment by major classification were:

In millions at December 31	2010	2009
Pulp, paper and packaging facilities
Mills	$22,935	$22,615
Packaging plants	6,534	6,348
Other plants, properties and equipment	1,524	1,542
Gross cost	30,993	30,505
Less: Accumulated depreciation	18,991	17,817
Plants, properties and equipment, net	$12,002	$12,688

Depreciation expense was $1.4 billion for each of the years ended December 31, 2010 and 2009, and $1.3 billion for the year ended December 31, 2008.

INTEREST

Cash payments related to interest were as follows:

In millions	2010	2009	2008
Interest payments	$657	$656	$597

Amounts related to interest were as follows:

In millions	2010	2009	2008
Interest expense (a)	$643	$702	$572
Interest income (a)	35	33	80
Capitalized interest costs	14	12	27

(a)

Interest expense and interest income exclude approximately $44 million, $117 million and $233 million in 2010, 2009 and 2008, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 11).

SALE OF FORESTLANDS

On September 23, 2010, the Company finalized the sale of 163,000 acres of properties located in the southeastern United States to an affiliate of Rock Creek Capital (the Partnership) for $199 million, resulting in a $50 million pre-tax gain ($31 million after taxes), after expenses. Cash of $160 million was received at closing, with the balance of $39 million, plus interest, to be received no later than three years from closing. In addition, the Company has received a 20% profits interest in the Partnership. The gain on this sale is included in Cost of products sold in the accompanying consolidated statement of operations.

NOTE 8 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2010 and 2009:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distri- bution	Total
Balance as of January 1, 2010
Goodwill	$1,131		$2,423		$1,765	$400	$5,719
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
	$1,131		$658		$101	$400	$2,290
Reclassifications and other (b)	(3)		22		3	0	22
Additions/ reductions	23	(c)	(27	)(d)	0	0	(4)
Balance as of December 31, 2010
Goodwill	1,151		2,418		1,768	400	5,737
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
Total	$1,151		$653		$104	$400	$2,308

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents the preliminary purchase price allocation related to the acquisition of SCA Packaging Asia.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distri- bution	Total
Balance as of January 1, 2009
Goodwill	$989		$2,302		$1,766	$399	$5,456
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
	$989		$537		$102	$399	$2,027
Reclassifications and other (b)	2		146		0	0	148
Additions/ reductions	140	(c)	(25	)(d)	(1)	1	115
Balance as of December 31, 2009
Goodwill	1,131		2,423		1,765	400	5,719
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
Total	$1,131		$658		$101	$400	$2,290

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Reflects purchase accounting adjustments related to the CBPR acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

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

No goodwill impairment charges were recorded in 2010 or 2009.

OTHER INTANGIBLES

The net carrying amount of identifiable intangible assets (such as trade names, customer lists, patented technology, etc.), excluding goodwill, was as follows:

In millions at December 31	2010	2009
Intangible assets	$261	$248

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2010	2009	2008
Amortization expense related to intangible assets	$31	$34	$36

Based on current intangibles subject to amortization, estimated amortization expense for each of the suc –ceeding years is as follows: 2011 – $31 million, 2012 - $28 million, 2013 – $22 million, 2014 – $21 million, 2015 – $19 million, and cumulatively thereafter – $140 million.

NOTE 9 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were:

In millions	2010	2009	2008
Earnings (loss)
U.S.	$198	$905	$(1,365)
Non-U.S.	624	294	212
Earnings (loss) from continuing operations before income taxes and equity earnings	$822	$1,199	$(1,153)

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2010	2009	2008
Current tax provision (benefit)
U.S. federal	$(249)	$228	$159
U.S. state and local	(19)	7	(2)
Non-U.S.	67	74	86
	$(201)	$309	$243
Deferred tax provision (benefit)
U.S. federal	$301	$(63)	$(26)
U.S. state and local	45	41	(16)
Non-U.S.	76	182	(39)
	$422	$160	$(81)
Income tax provision	$221	$469	$162

The Company’s deferred income tax provision (benefit) includes a $0 million provision, a $1 million provision and a $14 million provision for 2010, 2009 and 2008, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $(135) million, $97 million and $131 million in 2010, 2009 and 2008, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with actual income tax provision follows:

In millions	2010	2009	2008
Earnings (loss) from continuing operations before income taxes and equity earnings	$822	$1,199	$(1,153)
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	288	420	(404)
State and local income taxes	15	32	(12)
Tax rate and permanent differences on non-U.S. earnings	(69)	162	(30)
Net U.S. tax on non-U.S. dividends	16	11	46
Tax benefit on export sales and manufacturing activities	3	(2)	(13)
Non-deductible business expenses	8	7	4
Sales of non-strategic assets and goodwill impairments	0	0	622
Retirement plan dividends	(2)	(2)	(3)
Alternative fuel mixture credits	0	(133)	0
Cellulosic bio-fuel credits	(40)	0	0
Tax credits	(25)	(11)	(22)
Medicare subsidy	29	(7)	(8)
Tax audits	0	(16)	(4)
Other, net	(2)	8	(14)
Income tax provision	$221	$469	$162
Effective income tax rate	27%	39%	(14)%

The tax effects of significant temporary differences, representing deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:

In millions	2010	2009
Deferred tax assets:
Postretirement benefit accruals	$256	$301
Pension obligations	616	1,104
Alternative minimum and other tax credits	416	192
Net operating loss carryforwards	541	534
Compensation reserves	185	238
Other	268	265
Gross deferred tax assets	2,282	2,634
Less: valuation allowance	(366)	(346)
Net deferred tax assets	$1,916	$2,288
Deferred tax liabilities:
Plants, properties and equipment	$(2,174)	$(2,099)
Forestlands and related installment sales	(2,061)	(2,045)
Gross deferred tax liabilities	$(4,235)	$(4,144)
Net deferred tax liability	$(2,319)	$(1,856)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities and Deferred income taxes. The decrease in 2010 in deferred tax assets principally relates to the tax impact of changes in recorded qualified pension liabilities. The increase in deferred income tax liabilities principally relates to more tax depreciation taken on the Company’s assets purchased in 2010.

The net change in the total valuation allowance for the year ended December 31, 2010, was an increase of $20 million which consists primarily of an allowance applied to state tax credits generated in the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

In millions	2010	2009	2008
Balance at January 1	$(308)	$(435)	$(794)
Additions based on tax positions related to current year	(12)	(28)	(14)
Additions for tax positions of prior years	(50)	(82)	(66)
Reductions for tax positions of prior years	97	72	67
Settlements	0	174	352
Expiration of statutes of limitations	70	2	3
Currency translation adjustment	4	(11)	17
Balance at December 31	$(199)	$(308)	$(435)

Included in the balance at December 31, 2010, 2009 and 2008 are $13 million, $56 million and $9 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $100 million and $95 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2010 and 2009, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2010 remain open and subject to examina-

tion by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service regarding the examination of tax years 2006 and 2007. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $75 million during the next twelve months. During 2010, unrecognized tax benefits decreased by $109 million. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates. Included in the Company’s 2010, 2009 and 2008 income tax provisions are $(143) million, $279 million and $(207) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2010	2009	2008
Special items and other charges:
Restructuring and other charges	$(159)	$(534)	$(175)
Alternative fuel mixture credit	0	650	0
Redemption of Arizona Chemical interest	10	0	0
Tax-related adjustments:
Incentive plan deferred tax write-off	14	0	0
Medicare D deferred tax write-off	32	0	0
Valuation allowance for net deferred tax assets in France	0	156	0
Settlement of federal tax audits	0	(26)	0
Valuation allowance for Louisiana recycling credits	0	15	0
Restructuring of international operations	0	0	(40)
Impairment of certain non-U.S. assets	0	0	(23)
Cellulosic bio-fuel credits	(40)	0	0
Tax on Ilim joint venture gain	0	0	29
Other tax adjustments	0	18	2
Income tax provision (benefit) related to special items	$(143)	$279	$(207)

Excluding the impact of special items, the 2010, 2009 and 2008 tax provisions were $364 million, $190 million and $369 million, respectively, or 30%, 30% and 31.5%, respectively, of pre-tax earnings before equity earnings.

The following details the scheduled expiration dates of the Company’s net operating loss and tax credit carryforwards:

In millions	2011 Through 2020	2021 Through 2030	Indefinite	Total
U.S. federal and non-U.S. NOLs	$14	$13	$344	$371
State taxing jurisdiction NOLs	106	135	0	241
U.S. federal, non- U.S. and state tax credit carryforwards	81	20	399	500
State capital loss carryforwards	1	0	0	1
Total	$202	$168	$743	$1,113

Deferred income taxes are not provided for temporary differences of approximately $4.3 billion, $3.5 billion and $2.6 billion as of December 31, 2010, 2009 and 2008, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

At December 31, 2010, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2011	2012	2013	2014	2015	Thereafter
Lease obligations	$162	$135	$110	$87	$75	$158
Purchase obligations (a)	2,564	749	616	524	515	3,174
Total	$2,726	$884	$726	$611	$590	$3,332

(a)	Includes $2.3 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales.

Rent expense was $210 million, $216 million and $205 million for 2010, 2009 and 2008, respectively.

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

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has resolved all of the eight original lawsuits arising from this matter. However, a new matter was filed January 4, 2011. Nevertheless, the Company believes it has adequate insurance to resolve any remaining matters, and the settlement of these lawsuits will not have a material adverse effect on its consolidated financial statements.

International Paper has been named as a potentially responsible party in various environmental remediation actions (See Legal Proceedings on page 45). During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study for a closed wood treating facility located in Cass Lake, Minnesota. In November 2010 the EPA provided comments that required International Paper to narrow the remedial action alternatives identified in the study. As a result of this recent information, the Company increased its remediation reserve for this site from $6 million to $24 million in the fourth quarter of 2010. The final remediation plan for this site has not been approved by the EPA, and of the five alternatives, the Company’s reserve reflects the low end of the range of estimated remediation costs, since, at this time, no one of the alternatives proposed by the EPA is any more likely than the others to be approved. If the most expensive of the clean-up alternatives were approved by the EPA, the remediation costs could be material, and significantly higher than amounts currently recorded.

In June 2010, the South Carolina Department of Health and Environmental Control (DHEC) finalized its previously proposed consent order to the Company with a civil penalty of $115,000. The penalty was levied for self-disclosed failures by the Company’s Georgetown, South Carolina mill to operate within carbon monoxide and total reduced sulfur emission limits under the mill’s Part 70 (Title V) Air Quality Operating Permit.

SUMMARY

The Company is also involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature), will not have a material adverse effect on its consolidated financial statements.

NOTE 11 VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands. During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the years ended December 31, 2010, 2009 or 2008.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the entities against $5.1 billion of International Paper debt obligations held by these Entities at December 31, 2010 and 2009. Remaining borrowings of $129 million and $144 million for 2010 and 2009, respectively, are included in floating rate notes due 2011 – 2016 in the summary of long-term debt in Note 12. Additional debt related to the above transaction of $38 million and $46 million is included in short-term notes in the summary of long-term debt in Note 12 for 2010 and 2009, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2010, 2009 or 2008. At December 31, 2010, International Paper’s $542 million preferred interest in one of the entities has been offset against related debt obligations since International Paper has, and intends to affect, a legal right of offset to net-settle these two amounts. Other outstanding debt related to the above transactions of $464 million and $465 million is included in floating rate notes due 2011 – 2016, and $4 million and $7 million is included in short-term notes in the summary of long-term debt in Note 12 for 2010 and 2009, respectively.

Based on an analysis of these entities under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the above entities, and therefore, should not con-

solidate its investments in these entities. It was also determined that the source of variability in the structure is the value of the Timber Notes and Monetized Notes, the assets most significantly impacting each structure’s economic performance. The credit quality of the Timber Notes and Monetized Notes are supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes, Monetized Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes and Monetized Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2010, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $5 million, $6 million and $10 million in 2010, 2009 and 2008, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 12 DEBT AND LINES OF CREDIT

In November 2010, International Paper repaid approximately $54 million of notes with interest rates ranging from 7.3% to 9.375% and original maturities from 2018 to 2039. Pre-tax early debt retirement costs of $13 million related to these debt payments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the three months ended September 30, 2010, International Paper repaid approximately $111 mil-

lion of notes with interest rates ranging from 5.375% to 6.8% and original maturities from 2016 to 2024.

In May 2010, International Paper repaid approximately $108 million of notes with interest rates ranging from 5.3% to 9.375% and original maturities from 2015 to 2019. Pre-tax early debt retirement costs of $21 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $3 million gain on associated interest rate swaps as discussed in Note 13).

During the three months ended March 31, 2010, International Paper repaid approximately $120 million of notes with interest rates ranging from 5.25% to 7.4% and original maturities from 2010 to 2027. Pre-tax early debt retirement costs of $5 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations (offset by a $1 million gain on associated interest rate swaps as discussed in Note 13).

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

Also in December 2009, International Paper Investments (Luxembourg) S.a.r.l., a wholly-owned subsidiary of International Paper, repaid $214 million of notes with an interest rate of LIBOR plus a margin of 40 basis points and an original maturity in 2010. Other debt activity during the three months ended December 31, 2009 included the repayment of approximately $235 million of notes with interest rates ranging from 4.0% to 9.375% and original maturities from 2009 to 2038. Pre-tax early debt retirement costs of $36 million related to these debt repayments during the three months ended December 31, 2009 are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

In May 2009, International Paper issued $1 billion of 9.375% senior unsecured notes with a maturity date in May 2019. The proceeds from this borrowing were used to repay approximately $875 million of notes with interest rates ranging from 4.0% to 9.25% and original maturities from 2010 to 2012. Also in April 2009, International Paper Company Europe Ltd, a wholly-owned subsidiary of International Paper, repaid $75 million of notes issued in connection with the Ilim Holding S.A. joint venture that had matured. Pre-tax early debt retirement costs of $46 million related to debt repayments during the three months ended June 30, 2009 are included in Restructuring and other charges in the accompanying consolidated statement of operations.

In March 2009, Luxembourg borrowed $468 million of long-term debt with an initial interest rate of LIBOR plus a margin of 450 basis points that varied depending upon the credit rating of the Company, and a maturity date in March 2012. International Paper used the $468 million of proceeds from the loan and cash of approximately $170 million to repay its 500 million euro-denominated debt (equivalent to $638 million at date of payment) with an original maturity date in August 2009. As of September 30, 2009, the $468 million loan was repaid. Other debt activity during the three months ended March 31, 2009 included the repayment of approximately $366 million of notes with interest rates ranging from 4.25% to 5.0% that had matured.

A summary of long-term debt follows:

In millions at December 31	2010	2009
8.7% to 10% notes - due 2038	$274	$280
9 3/8% note - due 2019	907	939
9.25% debentures - due 2011	9	9
7.95% debentures - due 2018	1,561	1,653
7.5% notes - due 2021	999	999
7.4% debentures - due 2014	303	309
7.3% notes - due 2039	725	748
6 7/8% notes - due 2023 - 2029	130	130
6.65% to 6.75% notes - due 2011	36	36
6.4% to 7.75% debentures due 2025 - 2027	141	158
5.85% notes - due 2012	38	38
5.25% to 5.5% notes - due 2014 - 2016	701	732
Floating rate notes - due 2011 - 2016 (a)	593	637
Environmental and industrial development bonds - due 2011 - 2034 (b)	1,892	1,992
Short-term notes (c)	210	224
Other (d)	152	149
Total (e)	8,671	9,033
Less: current maturities	313	304
Long-term debt	$8,358	$8,729
(a)	The weighted average interest rate on these notes was 1.5% in 2010 and 2.0% in 2009.
(b)	The weighted average interest rate on these bonds was 5.6% in 2010 and 2009.
(c)

The weighted average interest rate was 3.2% in 2010 and 4.1% in 2009. Includes $146 million at December 31, 2010 and $161 million at December 31, 2009 related to non-U.S. denominated borrowings with a weighted average interest rate of 4.3% in 2010 and 4.8% in 2009.

(d)

Includes an unamortized gain of $8 million at December 31, 2010 and a loss of $18 million at December 31, 2009, related to interest rate swaps treated as fair value hedges. Also includes $70 million at December 31, 2010 and $80 million at December 31, 2009, related to the unamortized gain on interest rate swap unwinds (see Note 13).

(e)	The fair market value was approximately $9.7 billion at December 31, 2010 and December 31, 2009.

In addition to the long-term debt obligations shown above, International Paper has $5.7 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $542 million due 2011 and $5.1 billion due in 2016, for which International Paper has, and intends to affect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, International Paper has offset the $5.7 billion of debt obligations with $5.7 billion of Class B interests in these entities as of December 31, 2010 (see Note 11).

Total maturities of long-term debt over the next five years are 2011 – $313 million; 2012 – $324 million; 2013 – $135 million; 2014 - $559 million; and 2015 – $786 million. At December 31, 2010 and 2009, International Paper classified $100 million and $450 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2010, International Paper’s contractually committed credit facilities (the Agreements) totaled $2.5 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The Agreements also include up to $1.0 billion of commercial paper-based financings based on eligible receivables balances ($877 million available as of December 31, 2010) under a receivables securitization program. On January 12, 2011, the Company amended the receivables securitization programs to extend the maturity date from January 2011 to January 2012. The amended agreement has a facility fee of 0.40% payable monthly. At December 31, 2010, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2010, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

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

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized in earnings to offset the remeasurement of the related assets and liabilities, totaled a gain of approximately $33 million for the year ended December 31, 2010 and a loss of $50 million and $30 million for the years ended December 31, 2009 and

2008, respectively. As of December 31, 2010 and 2009, the outstanding undesignated foreign exchange contracts included the following:

UNDESIGNATED VOLUMES

In millions	December 31, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / European euro	109	108
European euro / British pounds	0	29
European euro / Polish zloty	0	39
European euro / U.S. dollar	85	9
South Korean won / U.S. dollar	8,076	3,629

Interest rate swap agreements of $1 billion floating-to-fixed notional and an offsetting $1 billion fixed-to-floating notional that did not qualify as hedges under the accounting guidance during 2010 and matured in September 2010 resulted in a $22 million gain that was recognized in earnings for the year ended December 2010.

FAIR VALUE HEDGES

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed rate debt. At December 31, 2010 and December 31, 2009, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $274 million and $1.1 billion, respectively.

During the three months ended June 30, 2010, in connection with early debt extinguishment, interest rate swap agreements that were issued in the fourth quarter of 2009 with a notional value of $2 million were undesignated as effective fair value hedges. The resulting gain was immaterial. Also related to early debt extinguishment, deferred gains of $3 million related to previously terminated effective interest rate swaps were recognized in earnings. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

In June 2010, interest rate swap agreements issued in the fourth quarter of 2009 and designated as fair value hedges with a notional value of $100 million were terminated. The termination was not in connection with early retirement of debt. The resulting gain of $3 million was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through 2019.

In January 2010, approximately $700 million of fixed-to-floating interest rate swaps that were issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting $2 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

During the three months ended March 31, 2010, a previously deferred gain of $1 million was recognized in earnings in connection with early debt retirements. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the three months ended December 31, 2009, the Company entered into various fixed-to-floating interest rate swap agreements with a notional amount of approximately $1 billion to hedge existing debt. The interest rate swaps were effective December 2009 and would have matured within a range of five to ten years. Also in August of 2009, the Company entered into a fixed-to-floating interest rate swap agreement with a notional value of $100 million. The interest rate swap was effective August 2009 with an original maturity date in April 2015. These interest rate swaps were designated as fully effective fair value hedges of the benchmark interest rate under ASC 815. Subsequently in 2010, the majority of these interest rate swaps were terminated or undesignated. See above for a discussion of the 2010 activity.

During the three months ended September 30, 2009, in connection with various early debt retirements, interest rate swap hedges with a notional value of $520 million, including $500 million of swaps issued during the three months ended June 30, 2009, were terminated or undesignated as an effective fair value hedge resulting in a gain of approximately $9 million. This gain is included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At December 31, 2010 and 2009, there were no outstanding interest rate swap agreements that qualified as cash flow hedges.

In September 2009, the Company undesignated the $1 billion of interest rate swaps that qualified as cash flow hedges and entered into an offsetting $1 billion fixed-to-floating interest rate swap with a maturity date in September 2010 to minimize the earnings exposure from the undesignated swaps. Subsequently in December 2009 in connection with early debt retirements, a $24 million loss related to the fair value of these swaps was reclassified from AOCI and included in Restructuring and other charges in the accompanying consolidated statement of operations.

Also, during the three months ended September 30, 2009, in connection with various early debt retirements, unamortized deferred losses of approximately $10 million related to earlier swap terminations were reclassified from AOCI and included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the three months ended December 31, 2009, the Company entered into treasury rate lock agreements to fix interest rates on an anticipated issuance of debt. Upon issuance of the debt later in the quarter, these agreements generated a pre-tax loss of $3 million that was recorded in AOCI. This amount is being amortized to interest expense over the term of the bonds through August 2039, yielding an effective interest rate of 7.3%.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At December 31, 2010, the hedged volumes of these energy contracts totaled 200,000 barrels of fuel oil and 12 Million British Thermal Units (MMBTUs) of natural gas. These contracts had maturities of two years or less as of December 31, 2010. At December 31, 2009, the hedged volumes totaled 900,000 barrels of fuel oil and 21 MMBTUs of natural gas. Deferred losses totaling $15 million after taxes at December 31, 2010 are expected to be recognized through earnings within the next 12 months.

Foreign Currency Risk

Foreign exchange contracts are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At December 31, 2010, these contracts have maturities of three years or less. Deferred gains of $10 million after taxes at December 31, 2010 are expected to be recognized through earnings within the next 12 months. As of December 31, 2010 and December 31, 2009, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

DESIGNATED VOLUMES

In millions	December 31, 2010	December 31, 2009
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	4	11
U.S. dollar / Brazilian real	74	265
British pounds / Brazilian real	8	12
European euro / Polish zloty	223	164

On June 30, 2010, foreign exchange contracts to sell 123 million U.S. dollars and buy Brazilian reals were undesignated as cash flow hedges of an International Paper wholly-owned subsidiary’s foreign exchange risk due to the forecasted transactions not being probable. In July 2010, the undesignated for-

eign exchange contracts were terminated resulting in cash received of $5 million. The change, a $3 million gain, in the fair value of the contracts since they were undesignated was recognized in earnings. The fair value of the contracts when they were undesignated, a $1 million gain after taxes, was deferred in AOCI since the forecasted transactions remained reasonably possible. The deferred gain will be reclassified out of AOCI to earnings when the forecasted transactions are no longer reasonably possible or when the hedged transactions affect earnings. As of December 31, 2010, the forecasted transactions remained reasonably possible.

Fair Value Measurements

International Paper’s financial assets and liabilities that are recorded at fair value consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. In addition, a consolidated subsidiary of International Paper has an embedded derivative. For these financial instruments and the embedded derivative, fair value is determined at each balance sheet date using an income approach. Below is a description of the valuation calculation and the inputs used for each class of contract:

Interest Rate Contracts are valued using swap curves obtained from an independent market data provider. The market value of each contract is the sum of the fair value of all future interest payments between the contract counterparties, discounted to present value. The fair value of the future interest payments is determined by comparing the contract rate to the derived forward interest rate and present valued using the appropriate derived interest rate curve.

Fuel Oil Contracts are valued using the average of two forward fuel oil curves as quoted by third parties. The fair value of each contract is determined by comparing the strike price to the forward price of the corresponding fuel oil contract and present valued using the appropriate interest rate curve.

Natural Gas Contracts are traded over-the- counter and settled using the NYMEX last day settle price; therefore, forward contracts are valued using the closing prices of the NYMEX natural gas future contracts. The fair value of each contract is determined by comparing the strike price to the closing price of the corresponding natural gas future contract and present valued using the appropriate interest rate curve.

Foreign Exchange Contracts are valued using the foreign currency forward and interest rate curves obtained from an independent market data provider. The fair value of each contract is determined by comparing the contract rate to the forward rate. The fair value is present valued using the applicable interest rate from an independent market data provider.

Embedded Derivatives are valued using a hypothetical interest rate derivative with identical terms. The hypothetical interest rate derivative contracts are fair valued as described above under Interest Rate Contracts.

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

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$10	(a)	$5	(e)	$0		$20	(h)
Fuel oil contracts – cash flow	3	(b)	16	(f)	0		4	(i)
Natural gas contracts – cash flow	0		0		32	(g)	38	(j)
Foreign exchange contracts – cash flow	18	(c)	32	(b)	1	(h)	0
Total derivatives designated as hedging instruments	$31		$53		$33		$62
Derivatives not designated as hedging instruments
Interest rate contracts	$0		$1	(b)	$8	(h)	$29	(k)
Embedded derivatives	8	(d)	6	(d)	0		0
Foreign exchange contracts	1	(b)	2	(b)	5	(i)	2	(i)
Total derivatives not designated as hedging instruments	$9		$9		$13		$31
Total derivatives	$40		$62		$46		$93

(a)	Includes $3 million recorded in Accounts and notes receivable, net, and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $2 million recorded in Accounts and notes receivable, net, and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(f)	Includes $13 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(g)	Includes $27 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(h)	Included in Other liabilities in the accompanying consolidated balance sheet.
(i)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(j)	Includes $26 million recorded in Other accrued liabilities and $12 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(k)	Includes $23 million recorded in Other accrued liabilities and $6 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table shows the change in AOCI, net of tax, related to derivative instruments:

	Gain or (Loss) Recognized in OCI (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	(Gain) or Loss Reclassified from OCI into Income (Effective Portion)
	2010	2009	2008		2010	2009	2008
Interest rate contracts	$0	$(8)	$(34)	Interest expense, net	$0	$40	$1
Fuel oil contracts	(1)	23	(23)	Cost of products sold	(4)	5	3
Natural gas contracts	(13)	(26)	(15)	Cost of products sold	15	28	(8)
Foreign exchange contracts	37	51	(34)	Cost of products sold	(42)	(19)	(51)
Total	$23	$40	$(106)		$(31)	$54	$(55)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $32 million as of December 31, 2010 and $65 million as of December 31, 2009. The Company was not required to post any collateral as of December 31, 2010 and an immaterial amount of collateral was posted as of December 31, 2009 due to exceeding the counterparty’s collateral threshold in the normal course of business. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 14 CAPITAL STOCK

The authorized capital stock at both December 31, 2010 and 2009, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

In December 2008, the Company retired 60,000,000 shares of its common stock held in treasury.

The following is a rollforward of common stock activity for the three years ended December 31, 2010, 2009 and 2008:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2008	493,556	68,436
Issuance of stock for various plans, net	0	(3,840)
Repurchase of stock	0	1,462
Retirement of treasury stock	(60,000)	(60,000)
Balance at December 31, 2008	433,556	6,058
Issuance of stock for various plans, net	3,466	(3,484)
Repurchase of stock	0	1,288
Balance at December 31, 2009	437,022	3,862
Issuance of stock for various plans, net	1,849	(3,796)
Repurchase of stock	0	1,168
Balance at December 31, 2010	438,871	1,234

NOTE 15 RETIREMENT PLANS

U.S. DEFINED BENEFIT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004, are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see “Other U.S. Plans” on page 85). The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

Former Weyerhaeuser Company salaried and hourly employees acquired by International Paper in the CBPR acquisition became participants in the Pension Plan if they were hired by Weyerhaeuser prior to July 1, 2004. Acquired salaried employees and hourly employees (receiving salaried benefits) hired by Weyerhaeuser after June 30, 2004 are not eligible to participate in the Pension Plan and instead receive a company contribution to their savings plan accounts.

In connection with the CBPR acquisition, International Paper assumed sponsorship in 2008 of the Western Kraft, Albany, Oregon, Hourly Employees’ Retirement Plan, a defined benefit pension plan covering hourly employees at the Albany, Oregon mill. The assets and liabilities of that plan were merged into the Pension Plan as of December 31, 2009.

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Voluntary contributions totaling $1.15 billion were made by the Company in 2010. No contributions were made in 2009 or 2008.

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $37 million, $35 million and $24 million in 2010, 2009 and 2008, respectively, and which are expected to be $36 million in 2011.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

In millions	2010	2009	2008
Service cost	$116	$120	$105
Interest cost	541	537	540
Expected return on plan assets	(631)	(634)	(672)
Actuarial loss	174	160	121
Amortization of prior service cost	31	30	29
Net periodic pension expense (a)	$231	$213	$123

(a)

Excludes $1.1 million in 2008 in curtailment losses, and $83.2 million and $13.9 million in 2009 and 2008, respectively, of termination benefits, in connection with cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations.

The increase in 2010 pension expense reflects a decrease in the assumed discount rate to 5.80% in 2010 from 6.00% in 2009 and higher amortization of unrecognized actuarial losses.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2010 was also the discount rate used to determine net pension expense for the 2011 year).

Weighted average assumptions used to determine net pension expense for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	5.80%	6.00%	6.20%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Weighted average assumptions used to determine benefit obligations as of December 31, 2010 and 2009, were as follows:

	2010	2009
Discount rate	5.60%	5.80%
Rate of compensation increase	3.75%	3.75%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined based on a yield curve that incorporates approximately 500 Aa-graded bonds. The plan’s projected cash flows were then matched to the yield curve to develop the discount rate. To calculate pension expense for 2011, the Company will use an expected long-term rate of return on plan assets of 8.25%, a discount rate of 5.60% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $179 million for its U.S. defined benefit plans in 2011, with the decrease from expense of $231 million in 2010 reflecting increased plan assets and higher than expected asset returns in 2010, partially offset by a decrease in the discount rate.

The following illustrates the effect on pension expense for 2011 of a 25 basis point decrease in the above assumptions:

In millions	2011
Expense/(Income):
Discount rate	$29
Expected long-term rate of return on plan assets	22
Rate of compensation increase	(4)

Investment Policy / Strategy

International Paper’s Board of Directors has appointed a Fiduciary Review Committee that is responsible for fiduciary oversight of the Pension Plan, approving investment policy and reviewing the management and control of plan assets. Pension Plan assets are invested to maximize returns within prudent levels of risk. The Pension Plan maintains a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance.

International Paper’s pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2010	2009	Target Allocations
Equity accounts	49%	49%	40% - 51%
Fixed income accounts	31%	32%	30% - 40%
Real estate accounts	8%	7%	7% - 13%
Other	12%	12%	9% - 18%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2010 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2010. No International Paper shares were included in plan assets in 2009. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes. Cash and cash equivalent portfolios are allocated to the types of account from which they originated. Mortgage backed securities were transferred from significant unobservable inputs (Level 3) in 2009 to significant observable inputs (Level 2) in 2010 as a result of identifying observable market data for the securities.

Fair Value Measurement at December 31, 2010
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities - domestic	$1,921	$860	$1,057	$4
Equities - international	1,317	1,005	312	0
Common collective funds-fixed income	305	0	291	14
Corporate bonds	817	0	817	0
Government securities	936	0	936	0
Mortgage backed securities	194	0	194	0
Other fixed income	30	0	25	5
Commodities	264	0	30	234
Hedge funds	681	0	19	662
Private equity	415	0	0	415
Real estate	650	0	0	650
Derivatives	349	10	1	338
Cash and cash equivalents	465	5	460	0
Total Investments	$8,344	$1,880	$4,142	$2,322

Equity securities consist primarily of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Fixed income consists of corporate bonds, government securities, and common collective funds. Government securities are valued by third-party pricing sources. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Commodities consist of commodity-linked notes and commodity-linked derivatives. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Hedge funds are investment structures that pursue a diverse array of investment strategies with a wide range of different securities and derivative instruments. These investments are made through funds-of-funds (commingled, multi-manager fund structures) and through direct investments in individual hedge funds. Hedge funds are primarily valued by each fund’s third party administrator based upon the valuation of the underlying securities and instruments and primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held. Funds-of-funds are valued based upon the net asset values of the underlying investments in hedge funds.

Private equity consists of interests in partnerships that invest in U.S. and non-U.S. debt and equity securities. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interest cash flows.

Real estate includes commercial properties, land and timberland, and generally includes, but is not limited to, retail, office, industrial, multifamily and hotel properties. Real estate holdings, taken together, are intended to have characteristics similar to, but not necessarily equal to, the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index. Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market based comparable data.

Derivative investments such as futures, forward contracts, options, and swaps are used to help manage risks. Derivatives are generally employed as asset class substitutes (such as when employed within a portable alpha strategy), for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third party pricing sources.

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2010 were as follows:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Equities- International	Fixed Income Common Collective Funds	Corporate Bonds	Government Securities	Mortgage Backed Securities	Other Fixed Income	Comm- odities	Hedge Funds	Private Equity	Real Estate	Deriv- atives	Total
Beginning balance at December 31, 2009	$4	$1	$29	$2	$3	$175	$24	$174	$668	$344	$457	$269	$2,150
Actual return on plan assets:
Relating to assets still held at the reporting date	3	0	0	0	(1)	0	(3)	37	33	30	43	68	210
Relating to assets sold during the period	(2)	0	3	0	0	0	2	0	6	(4)	0	65	70
Purchases, sales and settlements	(1)	0	(18)	(2)	(2)	0	(18)	23	(45)	45	150	(64)	68
Transfers in and/or out of Level 3 (a)	0	(1)	0	0	0	(175)	0	0	0	0	0	0	(176)
Ending balance at December 31, 2010	$4	$0	$14	$0	$0	$0	$5	$234	$662	$415	$650	$338	$2,322

(a)	Transferred out of Level 3 to Level 2 because market data for these securities was observable.

At December 31, 2010, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2011	$628
2012	622
2013	624
2014	630
2015	639
2016 – 2020	3,348

Pension Plan Asset / Liability

As required by ASC 715, “Compensation – Retirement Benefits,” the pension plan funded status must be recorded on the consolidated balance sheet. Therefore, pension plan gains or losses and prior service costs not yet recognized in net periodic cost are recognized on a net-of-tax basis in OCI. These amounts will be subject to amortization in the future.

At December 31, 2010, the fair value of plan assets for the Pension Plan was less than the projected benefit obligation (PBO). However, the deficit was lower than at December 31, 2009, resulting in a decrease in the recorded minimum pension obligation of $1.3 billion and an after-tax credit to OCI of $92 million. An after-tax credit to OCI of $318 million and an after-tax charge to OCI of $1.8 billion had been recorded for 2009 and 2008, respectively. For the unfunded nonqualified plans, changes in the liabilities resulted in after-tax charges to OCI of $19 million, $9 million and $5 million in 2010, 2009 and 2008, respectively. In 2008, in conjunction with the CBPR business acquisition, the Company acquired a small overfunded pension plan covering hourly employees at the Albany, Oregon mill. For this plan, the Company recorded an after-tax charge to OCI of $13 million at December 31, 2008.

The accumulated benefit obligation for all defined benefit plans was $9.6 billion and $9.3 billion at December 31, 2010 and 2009, respectively.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009.

In millions	2010	2009
Projected benefit obligation	$9,824	$9,544
Accumulated benefit obligation	9,594	9,312
Fair value of plan assets	8,344	6,784

Unrecognized Actuarial Losses

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years as of December 31, 2010) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost during the next fiscal year are expected to be $204 million and $31 million, respectively.

The following table shows the changes in the benefit obligation and plan assets for 2010 and 2009, and the plans’ funded status. The benefit obligation as of December 31, 2010 increased by $281 million, principally as a result of a decrease in the discount rate assumption used in computing the estimated benefit obligation. Plan assets increased by $1.6 billion, reflecting favorable investment results and the $1.15 billion voluntary contribution.

In millions	2010	2009
Change in projected benefit obligation:
Benefit obligation, January 1	$9,544	$9,275
Service cost	116	120
Interest cost	541	537
Actuarial loss	264	134
Benefits paid	(646)	(617)
Restructuring	(2)	2
Special termination benefits	0	83
Plan amendments	7	10
Benefit obligation, December 31	$9,824	$9,544
Change in plan assets:
Fair value of plan assets, January 1	$6,784	$6,079
Actual return on plan assets	1,019	1,287
Company contributions	1,187	35
Benefits paid	(646)	(617)
Fair value of plan assets, December 31	$8,344	$6,784
Funded status, December 31	$(1,480)	$(2,760)

In millions	2010	2009
Amounts recognized in the consolidated balance sheet:
Current liability	$(36)	$(41)
Non-current liability	(1,444)	(2,719)
	$(1,480)	$(2,760)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss	$3,412	$3,712
Prior service cost	183	206
	$3,595	$3,918

The components of the $323 million decrease in the amounts recognized in OCI during 2010 consisted of:

In millions
Curtailment effects	$(2)
Current year actuarial gain	(123)
Amortization of actuarial loss	(174)
Current year prior service cost	7
Amortization of prior service cost	(31)
$(323)

The portion of the change in the funded status that was recognized either in net periodic benefit costs or OCI was $(92) million, $(483) million and $3 billion for 2010, 2009 and 2008, respectively.

NON-U.S. DEFINED BENEFIT PLANS

Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required. Net periodic pension expense for non-U.S. plans was as follows:

In millions	2010	2009	2008
Service cost	$3	$4	$7
Interest cost	12	12	11
Expected return on plan assets	(11)	(10)	(13)
Actuarial gain	0	(2)	(1)
Curtailment gain	(2)	(1)	0
Settlement gain	(2)	0	0
Net periodic pension expense	$0	$3	$4

Weighted average assumptions used to determine net pension expense for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	6.45%	6.37%	6.40%
Expected long-term rate of return on plan assets	8.20%	8.88%	8.87%
Rate of compensation increase	4.06%	3.81%	3.55%

Weighted average assumptions used to determine benefit obligations as of December 31, 2010 and 2009, were as follows:

	2010	2009
Discount rate	6.01%	6.45%
Rate of compensation increase	3.07%	4.06%

The following table shows the changes in the benefit obligation and plan assets for 2010 and 2009, and the plans’ funded status as of December 31, 2010 and 2009.

In millions	2010	2009
Change in projected benefit obligation:
Benefit obligation, January 1	$186	$168
Service cost	3	4
Interest cost	12	12
Curtailments	(3)	(5)
Settlements	(14)	0
Actuarial loss	11	0
Benefits paid	(7)	(12)
Effect of foreign currency exchange rate movements	(5)	19
Benefit obligation, December 31	$183	$186
Change in plan assets:
Fair value of plan assets, January 1	$150	$115
Actual return on plan assets	21	20
Company contributions	8	7
Benefits paid	(7)	(12)
Settlements	(14)	0
Effect of foreign currency exchange rate movements	(2)	20
Fair value of plan assets, December 31	$156	$150
Funded status, December 31	$(27)	$(36)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$13	$12
Current liability	(2)	(2)
Non-current liability	(38)	(46)
	$(27)	$(36)
Amounts recognized in accumulated other comprehensive income (pre-tax):
Prior service cost	$0	$0
Net actuarial loss (gain)	1	(1)
	$1	$(1)

The components of the $2 million increase in the amounts recognized in OCI during 2010 consisted of:

In millions
Current year actuarial loss	$1
Curtailment effects	(1)
Settlements	2
$2

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $1 million, $(11) million and $40 million for 2010, 2009 and 2008, respectively.

For non-U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and fair values of plan assets totaled $42 million, $34 million and $2 million, respectively, at December 31, 2010. Plan assets consist principally of common stock and fixed income securities.

OTHER U.S. PLANS

International Paper sponsors the International Paper Company Salaried Savings Plan and the International Paper Company Hourly Savings Plan, both of which are tax-qualified defined contribution 401(k) savings plans. Substantially all U.S. salaried and certain hourly employees are eligible to participate and may make elective deferrals to such plans to save for retirement. International Paper makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. For eligible employees hired after June 30, 2004, the Company makes Retirement Savings Account contributions equal to a percentage of an eligible employee’s pay. From February 1, 2009 to December 31, 2010, matching contributions to the International Paper Salaried Savings Plan were made in Company stock. Beginning in January 2011, matching contributions to the International Paper Salaried Savings Plan will be made in the form of cash contributions.

The Company also sponsors the International Paper Company Deferred Compensation Savings Plan, which is an unfunded nonqualified defined contribution plan. This plan permits eligible employees to continue to make deferrals and receive company matching contributions when their contributions to the International Paper Salaried Savings Plan are stopped due to limitations under U.S. tax law. Participant deferrals and company matching contributions are not invested in a separate trust, but are paid directly from International Paper’s general assets at the time benefits become due and payable.

Company matching contributions to the plans totaled approximately $87 million, $121 million and $80 million for the plan years ending in 2010, 2009 and 2008, respectively.

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

The components of postretirement benefit expense in 2010, 2009 and 2008, were as follows:

In millions	2010	2009	2008
Service cost	$2	$2	$3
Interest cost	23	31	34
Actuarial loss	12	23	29
Amortization of prior service credits	(31)	(29)	(38)
Net postretirement benefit expense (a)	$6	$27	$28

(a)

Excludes $0.8 million of curtailment gains in 2008 and $2.8 million and $0.5 million of termination benefits in 2009 and 2008, respectively, related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions.

The discount rates used to determine net cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rate	5.40%	5.90%	5.90%

The weighted average assumptions used to determine the benefit obligation at December 31, 2010 and 2009 were as follows:

	2010	2009
Discount rate	5.30%	5.40%
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2010 by approximately $12 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2010 by approximately $11 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2010 and 2009:

In millions	2010	2009
Change in projected benefit obligation:
Benefit obligation, January 1	$473	$596
Service cost	2	2
Interest cost	23	31
Participants’ contributions	48	47
Actuarial gain	(21)	(67)
Benefits paid	(110)	(114)
Less: Federal subsidy	10	11
Plan amendments	0	(40)
Curtailment	0	4
Special termination benefits	0	3
Benefit obligation, December 31	$425	$473
Change in plan assets:
Fair value of plan assets, January 1	$0	$0
Company contributions	62	67
Participants’ contributions	48	47
Benefits paid	(110)	(114)
Fair value of plan assets, December 31	$0	$0
Funded status, December 31	$(425)	$(473)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(48)	$(46)
Non-current liability	(377)	(427)
	$(425)	$(473)
Amounts recognized in accumulated other comprehensive income under ASC 715: (pre-tax):
Net actuarial loss	$66	$99
Prior service credit	(60)	(91)
	$6	$8

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation. In accordance with guidance under ASC 715, after-tax credits of $13 million and $41 million were recorded as of December 31, 2010 and 2009, respectively, to adjust the funded status of the plan.

The components of the $2 million decrease in the amounts recognized in OCI during 2010 consisted of:

In millions
Current year actuarial gain	$(21)
Amortization of actuarial loss	(12)
Amortization of prior service credit	31
$(2)

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $5 million, $(70) million and $10 million in 2010, 2009 and 2008, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost in 2011 are expected to be $8 million and $25 million, respectively.

At December 31, 2010, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts
2011	$59	$11
2012	55	12
2013	52	11
2014	49	11
2015	47	10
2016 – 2020	199	37

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian, Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits. Net postretirement benefit cost for our non-U.S. plans was $1 million for 2010, $3 million for 2009 and $3 million for 2008. The benefit obligation for these plans was $24 million in 2010, $18 million in 2009 and $19 million in 2008.

NOTE 17 INCENTIVE PLANS

International Paper currently has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the Committee) that administers the ICP. Additionally, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 3,070 and 3,310 rights outstanding at December 31, 2010 and 2009, respectively. Restricted stock units (RSU’s) were also awarded to certain non-U.S. employees with 26,150 and 44,100 units outstanding at December 31, 2010 and 2009, respectively. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

STOCK OPTION PROGRAM

International Paper accounts for stock options in accordance with guidance under ASC 718, “Compensation – Stock Compensation.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants are expensed. No replacement options were granted in 2008, 2009 or 2010.

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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2010:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2007	28,013,735	$39.81	4.40	$1,115
Granted	0	0
Exercised	(14,800)	31.55
Forfeited	(189,158)	43.44
Expired	(2,716,655)	40.83
Outstanding at December 31, 2008	25,093,122	39.68	3.66	0
Granted	0	0
Exercised	0	0
Forfeited	(558,470)	44.40
Expired	(2,317,595)	42.74
Outstanding at December 31, 2009	22,217,057	39.24	2.73	0
Granted	0	0
Exercised	0	0
Forfeited	(43,068)	34.36
Expired	(3,928,736)	46.29
Outstanding at December 31, 2010	18,245,253	$37.73	2.30	$0

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE-BASED RESTRICTED SHARES

Under the Performance Share Program (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. One-fourth of the award is earned during each twelve-month period, with the final one-fourth segment earned over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of ROI and TSR compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The

TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends are assumed to be zero for all companies, and the volatility is based on the Company’s historical volatility over the expected term.

PSP awards issued to certain members of senior management are accounted for as liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2010
Expected volatility	33.83% - 62.33%
Risk-free interest rate	0.26% -1.49%

The following summarizes PSP activity for the three years ending December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	6,217,012	$35.67
Granted	3,984,146	36.26
Shares issued	(3,639,012)	41.54
Forfeited	(307,890)	34.50
Outstanding at December 31, 2008	6,254,256	32.69
Granted	4,102,197	19.10
Shares issued	(3,576,109)	33.21
Forfeited	(714,294)	23.41
Outstanding at December 31, 2009	6,066,050	24.28
Granted	3,842,626	28.93
Shares issued (a)	(2,807,388)	33.25
Forfeited	(288,694)	21.83
Outstanding at December 31, 2010	6,812,594	$23.31

(a)	Includes 165,127 shares related to retirements or terminations that are held for payout until the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	122,625	$37.18
Granted	18,000	28.34
Shares issued	(35,625)	38.91
Forfeited	(3,000)	33.70
Outstanding at December 31, 2008	102,000	35.11
Granted	5,000	11.80
Shares issued	(4,000)	28.74
Forfeited	(20,000)	35.49
Outstanding at December 31, 2009	83,000	33.93
Granted	177,000	25.63
Shares issued	(92,500)	30.69
Forfeited	0	0
Outstanding at December 31, 2010	167,500	$26.95

At December 31, 2010, 2009 and 2008 a total of 18.8 million, 17.4 million and 28.1 million shares, respectively, were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 was $73 million, $100 million and $66 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 for both of the years ended December 31, 2010 and 2009, and $19,000 for the year ended December 31, 2008. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $75 million, $28 million and $130 million for the years ended December 31, 2010,

2009 and 2008, respectively. At December 31, 2010, $62.8 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

NOTE 18 FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging, Distribution and Forest Products, are consistent with the internal structure used to manage these businesses. Beginning on January 1, 2011, the Forest Products Business will no longer be reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

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

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $55 million in 2010, equity losses, net of taxes, of $50 million in 2009 and equity earnings, net of taxes, of $54 million in 2008 for Ilim.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2010	2009	2008
Industrial Packaging	$9,840	$8,890	$7,690
Printing Papers	5,940	5,680	6,810
Consumer Packaging	3,400	3,060	3,195
Distribution	6,735	6,525	7,970
Forest Products	220	45	200
Corporate and Intersegment Sales	(956)	(834)	(1,036)
Net sales	$25,179	$23,366	$24,829

Operating Profit

In millions	2010	2009	2008
Industrial Packaging	$826	$761	$390
Printing Papers	481	1,091	474
Consumer Packaging	207	433	17
Distribution	78	50	103
Forest Products	94	25	409
Operating Profit	1,686	2,360	1,393
Interest expense, net	(608)	(669)	(492)
Noncontrolling interests / equity earnings adjustment (b)	15	23	(2)
Corporate items, net	(226)	(181)	(103)
Restructuring and other charges	(70)	(333)	(179)
Gain on sale of forestlands	0	0	6
Impairments of goodwill	0	0	(1,777)
Net gains (losses) on sales and impairments of businesses	25	(1)	1
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$822	$1,199	$(1,153)

Restructuring and Other Charges

In millions	2010	2009	2008
Industrial Packaging	$19	$684	$8
Printing Papers	315	257	153
Consumer Packaging	8	74	30
Distribution	0	5	0
Forest Products	0	0	0
Corporate	52	333	179
Restructuring and Other Charges	$394	$1,353	$370

Assets

In millions	2010	2009	2008
Industrial Packaging	$9,353	$9,120	$10,212
Printing Papers	7,449	7,791	7,396
Consumer Packaging	3,025	3,000	3,333
Distribution	1,761	1,692	1,881
Forest Products	627	758	903
Specialty Businesses and Other (a)	0	0	8
Corporate and other (c)	3,153	3,187	3,180
Assets	$25,368	$25,548	$26,913

Capital Spending

In millions	2010	2009	2008
Industrial Packaging	$301	$183	$282
Printing Papers	283	218	383
Consumer Packaging	159	126	287
Distribution	5	6	9
Forest Products	3	1	2
Subtotal	751	534	963
Corporate and other	24	0	39
Total from Continuing Operations	$775	$534	$1,002

Depreciation and Amortization (d)

In millions	2010	2009	2008
Industrial Packaging	$597	$678	$452
Printing Papers	479	447	517
Consumer Packaging	228	210	218
Distribution	13	14	17
Forest Products	5	6	7
Corporate	134	117	136
Depreciation and Amortization	$1,456	$1,472	$1,347

External Sales By Major Product

In millions	2010	2009	2008
Industrial Packaging	$9,812	$8,813	$7,465
Printing Papers	5,220	5,114	6,407
Consumer Packaging	3,241	2,911	2,982
Distribution	6,683	6,486	7,928
Forest Products	223	42	47
Net Sales	$25,179	$23,366	$24,829

INFORMATION BY GEOGRAPHIC AREA

Net Sales (e)

In millions	2010	2009	2008
United States (f)	$19,501	$18,355	$19,501
Europe	2,839	2,716	3,177
Pacific Rim	1,377	1,002	827
Americas, other than U.S.	1,462	1,293	1,324
Net Sales	$25,179	$23,366	$24,829

Long-Lived Assets (g)

In millions	2010	2009	2008
United States	$8,866	$9,626	$11,336
Europe	1,047	1,123	1,215
Pacific Rim	468	369	386
Americas, other than U.S.	2,162	2,117	1,599
Corporate	206	210	260
Long-Lived Assets	$12,749	$13,445	$14,796

(a)	Includes Arizona Chemical and certain other smaller businesses identified in the Company’s divestiture program.
(b)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(c)	Includes corporate assets and assets of businesses held for sale.
(d)	Includes cost of timber harvested; excludes accelerated depreciation related to closure of mills.
(e)	Net sales are attributed to countries based on the location of the seller.
(f)	Export sales to unaffiliated customers were $1.8 billion in 2010, $1.4 billion in 2009 and $1.6 billion in 2008.
(g)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

NOTE 19 SUBSEQUENT EVENT

The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision that could potentially require KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million that otherwise would have been owed in full under the agreement in 2012.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2010
Net sales	$5,807		$6,121		$6,720		$6,531		$25,179
Gross margin (a)	1,343		1,631		1,962		1,761		6,697
Earnings (loss) from continuing operations before income taxes and equity earnings	(175	)(b)	118	(d)	547		332	(e)	822	(b,d,e)
Net earnings (loss) attributable to International Paper Company	(162	)(b,c)	93	(d)	397		316	(e,f)	644	(b-f)
Basic earnings (loss) per share attributable to International Paper Company common shareholders	$(0.38	)(b,c)	$0.22	(d)	$0.92		$0.74	(e,f)	$1.50	(b-f)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders	(0.38	)(b,c)	0.21	(d)	0.91		0.73	(e,f)	1.48	(b-f)
Dividends per share of common stock	0.025		0.125		0.125		0.125		0.400
Common stock prices
High	$28.61		$29.25		$25.79		$27.50		$29.25
Low	21.66		20.50		19.33		21.44		19.33

2009
Net sales	$5,668		$5,802		$5,919		$5,977		$23,366
Gross margin (a)	1,937		2,021		2,161		2,027		8,146
Earnings (loss) from continuing operations before income taxes and equity earnings	518	(g)	520	(h)	589	(j)	(428	)(k)	1,199	(g,h,j,k)
Net earnings (loss) attributable to International Paper Company	257	(g)	136	(h,i)	371	(j)	(101	)(k,l)	663	(g-l)
Basic earnings (loss) per share attributable to International Paper Company common shareholders	$0.61	(g)	$0.32	(h,i)	$0.87	(j)	$(0.24	)(k,l)	$1.56	(g-l)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders	0.61	(g)	0.32	(h,i)	0.87	(j)	(0.24	)(k,l)	1.55	(g-l)
Dividends per share of common stock	0.25		0.025		0.025		0.025		0.325
Common stock prices
High	$12.74		$15.96		$25.30		$27.79		$27.79
Low	3.93		6.80		13.82		20.38		3.93

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)	Includes a pre-tax charge of $204 million ($124 million after taxes) for shutdown costs related to the Franklin, Virginia mill

(including $190 million of accelerated depreciation), a pre-tax charge of $4 million ($2 million after taxes) for early debt extinguishment costs, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations and charges of $4 million, before and after taxes, for other items.

(c)	Includes after-tax charges of $14 million and $32 million for tax adjustments related to incentive compensation and postretirement prescription drug coverage, respectively.

(d)

Includes a pre-tax charge of $111 million ($68 million after taxes) for shutdown costs related to the Franklin, Virginia mill (including $46 million of accelerated depreciation and $36 million of environmental closure costs), a pre-tax charge of $18 million ($11 million after taxes) for early debt extinguishment costs, a pre-tax charge of $11 million ($7 million after taxes) for an Ohio Commercial Activity tax adjustment and charges of $4 million ($2 million after taxes) for other items.

(e)

Includes a pre-tax charge of $18 million ($11 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax charge of $12 million ($7 million after taxes) for closure costs related to the Bellevue, Washington and Spartanburg, South Carolina container plants, a pre-tax charge of $13 million ($8 million after taxes) for early debt extinguishment costs, a pre-tax charge of $5 million ($3 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative, a pre-tax charge of $4 million ($3 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the shutdown of three box plants in Asia, a pre-tax gain of $25 million ($15 million after taxes) related to the partial redemption of the Company’s interest in Arizona Chemical, a charge of $2 million, before and after taxes, for asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009 and a net pre-tax gain of $2 million ($1 million after taxes) for other items.

(f)	Includes a tax benefit of $40 million related to cellulosic bio-fuel tax credits.

(g)

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

(h)

Includes a pre-tax gain of $482 million ($294 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $18 million ($11 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $34 million ($21 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $25 million ($16 million after taxes) for early debt extinguishment costs, a charge of $15 million, before and after taxes, for severance and other costs associated with the planned closure of the Etienne mill in France, a pre-tax charge of $48 million, before and after taxes, to write down the assets of the Etienne mill to estimated fair value and a pre-tax charge of $5 million ($3 million after taxes) for other items.

(i)

Includes a $156 million tax expense for the write-off of deferred tax assets in France and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related income tax effects.

(j)

Includes a pre-tax gain of $525 million ($320 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $18 million ($11 million after taxes) for integration costs associated with the CBPR acquisition, a pre-tax charge of $39 million ($24 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $102 million ($62 million after taxes) for early debt extinguishment costs, a charge of $7 million, before and after taxes, for costs associated with the planned closure of the Etienne mill in France, and a pre-tax charge of $3 million ($2 million after taxes) for other items.

(k)

Includes a pre-tax gain of $516 million ($469 million after taxes) related to alternative fuel mixture credits, a pre-tax charge of $15 million ($10 million after taxes) for integration costs associated with the CBPR acquisition, pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes) and $102 million ($62 million after taxes) for shutdown costs for the Albany, Oregon, Franklin, Virginia, and Pineville, Louisiana mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant, Oklahoma mill, a pre-tax charge of $23 million ($15 million after taxes) for sev-

erance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $58 million ($35 million after taxes) for early debt extinguishment costs, a charge of $9 million, before and after taxes, for severance and other costs associated with the planned closure of the Etienne mill in France, a pre-tax charge of $8 million to write down the assets at the Etienne mill to estimated fair value, pre-tax charges of $5 million ($3 million after taxes) and $2 million ($1 million after taxes) for costs associated with the reorganization of the Company’s xpedx and Shorewood operations, respectively, and a pre-tax charge of $3 million ($0 million after taxes) for other items.

(l)	Includes a $15 million write-off of a deferred tax asset for a recycling tax credit in the state of Louisiana.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES:

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Securities Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined by Rule 13a-15(e) under the Securities Exchange Act were effective as of December 31, 2010.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. Internal controls over financial reporting is the process designed by, or under the supervision, of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to allow for the preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

As of December 31, 2010, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 48 and 49, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 6 and 7 in Part I of this Form 10-K under the caption, “Executive Officers of the Registrant.”

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

Additional Financial Data

2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for 2010, 2009 and 2008	102
Consolidated Schedule: II-Valuation and Qualifying Accounts	103

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

(3.2)	By-laws of International Paper Company, as amended through May 10, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 14, 2010).

(4.1)

Indenture,dated as of April 12, 1999, between International Paper and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2000).

(4.2)

Supplemental Indenture (including the form of Notes), dated as of June 4, 2008, between International Paper Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2008).

(4.3)

Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated May 11, 2009).

(4.4)

Supplemental Indenture (including the form of Notes), dated as of August 10, 2009, between International Paper Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated August 10, 2009).

(4.5)

Supplemental Indenture (including the form of Notes), dated as of December 7, 2009, between International Paper Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated December 7, 2009).

(4.6)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.2)

2010 Management Incentive Plan, amended and restated as of January 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010). +

(10.3)	2011 Management Incentive Plan, amended and restated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2011). +

(10.4)	2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.5)	2010 Exhibits to the 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010). +

(10.6)	2011 Exhibits to the 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2011). +

(10.7)

Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.8)

Form of individual non-qualified stock option award agreement under the LTICP (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001). +

(10.9)	Form of individual executive continuity award under the LTICP (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999). +

(10.10)	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.11)	Form of Restricted Stock Unit Award Agreement (cash settled) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.12)	Form of Restricted Stock Unit Award Agreement (stock settled) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.13)	Form of Performance Share Plan award certificate. * +

(10.14)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

(10.15)

Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.16)

Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.17)

Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.18)

Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.19)

Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.20)

Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.21)

Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.22)

Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.23)	Form of Change of Control Agreement—Tier I, approved July 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). +

(10.24)	Form of Change of Control Agreement—Tier II, approved July 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). +

(10.25)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.26)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.27)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.28)

Executive Employment Agreement between the Company and Paul Herbert, effective October 1, 2007 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.29)

International Paper Company Industrial Packaging Group Special Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008). +

(10.30)

Consulting Agreement, dated February 19, 2010, by and between International Paper Company and Michael Balduino (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

(10.31)

Time Sharing Agreement, dated December 16, 2010, by and between International Paper Company and John V. Faraci (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010). +

(10.32)	Letter of Understanding between International Paper Company and Maximo Pacheco dated December 10, 2009. + *

(10.33)

3-Year Credit Agreement, dated as of November 20, 2009, between International Paper Company, the Subsidiary Guarantors, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2009).

(10.34)

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

(10.35)

Amendment No. 1, dated as of January 23, 2009, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.36)

Omnibus Amendment No. 1 dated June 26, 2009, comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, and Amendment No. 1 to Fee Letters (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

(10.37)

Amendment No. 3, dated as of January 13, 2010, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008 by and among Red Bird Receivables, LLC, as Borrower, International Paper Company as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

(10.38)

Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10.39)

Amendment No. 1, dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

(10.40)

Amendment No. 2, dated January 23, 2009, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.41)

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

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

(21)	List of Subsidiaries of Registrant.*

(23)	Consent of Independent Registered Public Accounting Firm.*

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Tim S. Nicholls, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(101.INS)	XBRL Instance Document (furnished with Original Filing)

(101.SCH)	XBRL Taxonomy Extension Schema (furnished with Original Filing)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (furnished with Original Filing)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (furnished with Original Filing)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (furnished with Original Filing)

(101.PRE)	XBRL Extension Presentation Linkbase (furnished with Original Filing)

+	Management contract or compensatory plan or arrangement.
*	filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of International Paper Company:

We have audited the consolidated financial statements of International Paper Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 25, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 (a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Memphis, Tennessee

February 25, 2011

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2010
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$136	$28	$0		$(35)(a)	$129
Restructuring reserves	84	46	0		(116)(b)	14

	For the Year Ended December 31, 2009
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$121	$54	$0		$(39)(a)	$136
Restructuring reserves	96	251	0		(263)(b)	84

	For the Year Ended December 31, 2008
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$95	$29	$13	(c)	$(16)(a)	$121
Restructuring reserves	7	120	0		(31)(b)	96

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.
(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.
(c)	Allowance for doubtful accounts acquired in the Weyerhaeuser Containerboard, Packaging and Recycling acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

February 25, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 25, 2011

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 25, 2011

/S/ LYNN LAVERTY ELSENHANS Lynn Laverty Elsenhans	Director	February 25, 2011

/S/ SAMIR G. GIBARA Samir G. Gibara	Director	February 25, 2011

/S/ STACEY J. MOBLEY Stacey J. Mobley	Director	February 25, 2011

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 25, 2011

/S/ JOHN F. TURNER John F. Turner	Director	February 25, 2011

/S/ WILLIAM G. WALTER William G. Walter	Director	February 25, 2011

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 25, 2011

/S/ J. STEVEN WHISLER J. Steven Whisler	Director	February 25, 2011

/S/ TIM S. NICHOLLS Tim S. Nicholls	Senior Vice President and Chief Financial Officer	February 25, 2011

/S/ TERRI L. HERRINGTON Terri L. Herrington	Vice President - Finance and Controller	February 25, 2011

APPENDIX I

2010 LISTING OF FACILITIES

(all facilities are owned except noted otherwise)

PRINTING PAPERS	International:	Lincoln, Illinois
	Yanzhou City China	Montgomery, Illinois
Uncoated Papers and Pulp	Tokyo, Japan leased	Northlake, Illinois
U.S.:	(Sales Office)	Rockford, Illinois
Courtland, Alabama	Veracruz, Mexico	Butler, Indiana
Selma, Alabama	Kenitra, Morocco	Fort Wayne, Indiana
(Riverdale Mill)		Hammond, Indiana
Ontario, California leased	Corrugated Container	Indianapolis, Indiana (2 locations)
(C&D Center)	U.S.:	Cedar Rapids, Iowa
Cantonment, Florida	Bay Minette, Alabama	Waterloo, Iowa
(Pensacola Mill)	Decatur, Alabama	Bowling Green, Kentucky
Springhill, Louisiana	Dothan, Alabama leased	Lexington, Kentucky
(C&D Center)	Huntsville, Alabama	Louisville, Kentucky
Sturgis, Michigan	Bentonville, Arkansas	Walton, Kentucky
(C&D Center)	Conway, Arkansas	Lafayette, Louisiana
Ticonderoga, New York	Fort Smith, Arkansas	Shreveport, Louisiana
Riegelwood, North Carolina	Jonesboro, Arkansas **	Springhill, Louisiana
Hazleton, Pennsylvania	Russellville, Arkansas (2 locations)	Auburn, Maine
(C&D Center)	Tolleson, Arizona	Kalamazoo, Michigan
Eastover, South Carolina	Yuma, Arizona	Three Rivers, Michigan
Georgetown, South Carolina	Anaheim, California	Arden Hills, Minnesota
Sumter, South Carolina	Camarillo, California	Austin, Minnesota
Franklin, Virginia *	Carson, California	Fridley, Minnesota
International:	Compton, California	Minneapolis, Minnesota
Luiz Antonio, Sao Paulo, Brazil	Elk Grove, California	White Bear Lake, Minnesota
Mogi Guacu, Sao Paulo, Brazil	Exeter, California	Houston, Mississippi leased
Tres Lagoas, Mato Grosso do Sul Brazil	Los Angeles, California leased	Jackson, Mississippi
Hyderabad, India leased	Modesto, California (2 locations)	Magnolia, Mississippi
(Sales Office)	Salinas, California	Olive Branch, Mississippi
Kwidzyn, Poland	Sanger, California	Kansas City, Missouri
Svetogorsk, Russia	San Leandro, California leased	Maryland Heights, Missouri
Singapore (2 locations) leased	Santa Paula, California	North Kansas City, Missouri leased
(Sales Offices)	Stockton, California	St. Joseph, Missouri
	Golden, Colorado	Omaha, Nebraska
INDUSTRIAL PACKAGING	Putnam, Connecticut	Barrington, New Jersey
	Jacksonville, Florida leased	Bellmawr, New Jersey
Containerboard	Lake Wales, Florida	Rochester, New York
U.S.:	Plant City, Florida	Charlotte, North Carolina
Pine Hill, Alabama	Tampa, Florida	(2 locations) 1 leased
Prattville, Alabama	Columbus, Georgia	Lumberton, North Carolina
Oxnard, California	Forest Park, Georgia	Newton, North Carolina
Cantonment, Florida	Griffin, Georgia	Statesville, North Carolina
(Pensacola, Florida)	Kennesaw, Georgia	Byesville, Ohio
Savannah, Georgia	Lithonia, Georgia	Delaware, Ohio
Cedar Rapids, Iowa	Savannah, Georgia	Eaton, Ohio
Henderson, Kentucky	Tucker, Georgia	Mt. Vernon, Ohio
Campti, Louisiana	Aurora, Illinois	Newark, Ohio
Mansfield, Louisiana	Bedford Park, Illinois (2 locations)	Solon, Ohio
Vicksburg, Mississippi	1 leased	Wooster, Ohio
Valliant, Oklahoma	Belleville, Illinois	Oklahoma City, Oklahoma
Springfield, Oregon	Chicago, Illinois (2 locations)	Beaverton, Oregon
	Des Plaines, Illinois	Hillsboro, Oregon

Portland, Oregon	Juhor, Malaysia	Greensboro, North Carolina
Salem, Oregon leased	Ixtaczoquitlan, Mexico	Riegelwood, North Carolina
Eighty-four, Pennsylvania	Juarez, Mexico leased	Hammond, Indiana leased
Lancaster, Pennsylvania	Puebla, Mexico leased	(C & D Center)
Mount Carmel, Pennsylvania	Silao, Mexico	Prosperity, South Carolina
Georgetown, South Carolina	Villa Nicolas Romero, Mexico	Texarkana, Texas
Laurens, South Carolina	Agadir, Morocco	Franklin, Virginia *
Spartanburg, South Carolina ***	Casablanca, Morocco
Cleveland, Tennessee	Kenitra, Morocco	Foodservice
Morristown, Tennessee	Monterrey, Nuevo Leon leased	U.S.:
Murfreesboro, Tennessee	Jurong, Singapore	Visalia, California
Amarillo, Texas	Singapore, Singapore	Shelbyville, Illinois
Dallas, Texas	Alcala, Spain leased	Kenton, Ohio
Edinburg, Texas (2 locations)	Almeria, Spain	International:
El Paso, Texas	Barcelona, Spain	Shanghai, China
Ft. Worth, Texas leased	Bilbao, Spain	Bogota, Columbia
Grand Prairie, Texas	Gandia, Spain	Cheshire, England leased
Hidalgo, Texas	Valladolid, Spain	D.N. Ashrat, Israel
McAllen, Texas	Bangkok, Thailand	Mexico City, Mexico leased
San Antonio, Texas		(Sales Office)
Sealy, Texas	Recycling
Lynchburg, Virginia	U.S.:	Shorewood Packaging
Richmond, Virginia	Phoenix, Arizona	U.S.:
Bellevue, Washington	Fremont, California	Indianapolis, Indiana
Moses Lake, Washington	Norwalk, California	Louisville, Kentucky
Olympia, Washington	West Sacramento, California	Carlstadt, New Jersey leased
Yakima, Washington	Denver, Colorado	West Deptford, New Jersey
Fond du Lac, Wisconsin	Itasca, Illinois	Hendersonville, North Carolina
Manitowoc, Wisconsin	Des Moines, Iowa	Weaverville, North Carolina
International:	Wichita, Kansas	Danville, Virginia
Las Palmas, Canary Islands	Baltimore, Maryland	Newport News, Virginia
Tenerife, Canary Islands	Roseville, Minnesota	International:
Rancagua, Chile	Omaha, Nebraska	Smith Falls, Ontario, Canada
Baoding, China	Charlotte, North Carolina	Toronto, Ontario, Canada
Beijing, China (2 locations)	Beaverton, Oregon	Guangzhou, China
Chengdu, China	Eugene, Oregon	Kunshan, China
Chongqing, China	Memphis, Tennessee	Aguascalientes, Mexico
Dalian, China	Carrollton, Texas	Torun, Poland
Dongguan, China	Salt Lake City, Utah	Sacheon, South Korea
Foshan, China	Richmond, Virginia	Ebbw Vale, Wales, United Kingdom
Guangzhou, China (2 locations)	Kent, Washington
Huhot, China	International:	DISTRIBUTION
Nanjing, China	Veracruz, Mexico (2 locations)
Shanghai, China (2 locations)		xpedx
Shenyang, China	Bags	U.S.:
Suzhou, China	U.S.:	Stores Group
Tianjin, China (2 locations)	Buena Park, California	Chicago, Illinois
Wuhan, China	Beaverton, Oregon	122 locations nationwide
Wuxi, China	Grand Prairie, Texas	115 leased
Xianghe, China		West Region
Arles, France	CONSUMER PACKAGING	Denver, Colorado
Chalon-sur-Saone, France		46 branches in the Rocky Mountain,
Creil, France	Coated Paperboard	Northwest and Pacific States
LePuy, France	Ontario, California leased	31 leased
Mortagne, France	(C&D Center)	East Region
Guadeloupe, French West Indies	Augusta, Georgia	Hartford, Connecticut
Batam, Indonesia	Springhill, Louisiana	48 branches in New England, Upper
Bellusco, Italy	(C&D Center)	Midwest, Southeast, and Middle
Catania, Italy	Sturgis, Michigan	Atlantic States
Pomezia, Italy	(C&D Center)	35 leased
San Felice, Italy		National Group
Kuala Lumpur, Malaysia		Loveland, Ohio
8 locations in Georgia, Kansas,
Ohio, New York, Illinois and
Missouri
all leased

International:
Canada (6 locations)
all leased
Mexico (20 locations)
all leased
IP Asia
International:
China (8 locations)
Malaysia
Taiwan
Thailand
Vietnam

FOREST PRODUCTS

Forest Resources
International:
Approximately 252,000 acres in
Brazil

*	Permanently ceased operations in April 2010
**	Permanently ceased operations in July 2010
***	Permanently ceased operations in December 2010

APPENDIX II

2010 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	Total
Industrial Packaging
Containerboard	9,879	111	27	0	10,017
Printing Papers
Uncoated Freesheet	2,580	1,120	1,165	0	4,865
Bristols	210	0	0	0	210
Uncoated Papers and Bristols	2,790	1,120	1,165	0	5,075
Dried Pulp	1,015	325	170		1,510
Newsprint	0	128	0	0	128
Total Printing Papers	3,805	1,573	1,335	0	6,713
Consumer Packaging
Coated Paperboard	1,739	345	0	915	2,999

Forest Resources
We own, manage or have an interest in approximately 800,000 acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres	)
Brazil	252
Total	252
We have harvesting rights in:
Russia	513
Total	765

A-4