Form 10-Q
period 2011-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2011-05-06
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 437,219,419.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net Sales	$6,387	$5,807

Costs and Expenses
Cost of products sold	4,625	4,464
Selling and administrative expenses	485	421
Depreciation, amortization and cost of timber harvested	340	371
Distribution expenses	340	317
Taxes other than payroll and income taxes	40	45
Restructuring and other charges	45	215
Net (gains) losses on sales and impairments of businesses	8	0
Interest expense, net	136	149

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	368	(175)
Income tax provision (benefit)	123	(24)
Equity earnings (losses), net of taxes	53	(2)

Earnings (Loss) From Continuing Operations	298	(153)
Discontinued operations, net of taxes	49	0

Net Earnings (Loss)	347	(153)
Less: Net earnings (loss) attributable to noncontrolling interests	5	9

Net Earnings (Loss) Attributable to International Paper Company	$342	$(162)

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.68	$(0.38)
Discontinued operations, net of taxes	0.11	0.00

Net earnings (loss)	$0.79	$(0.38)

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.67	$(0.38)
Discontinued operations, net of taxes	0.11	0.00

Net earnings (loss)	$0.78	$(0.38)

Average Shares of Common Stock Outstanding – assuming dilution	433.8	428.8

Cash Dividends Per Common Share	$0.1875	$0.025

Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$293	$(162)
Discontinued operations, net of taxes	49	0

Net earnings (loss)	$342	$(162)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$2,049	$2,073
Accounts and notes receivable, net	3,428	3,039
Inventories	2,390	2,347
Deferred income tax assets	343	339
Other current assets	278	230

Total Current Assets	8,488	8,028

Plants, Properties and Equipment, net	11,952	12,002
Forestlands	763	747
Investments	1,095	1,092
Goodwill	2,320	2,308
Deferred Charges and Other Assets	977	1,191

Total Assets	$25,595	$25,368

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$375	$313
Accounts payable	2,541	2,556
Accrued payroll and benefits	355	471
Other accrued liabilities	1,226	1,163

Total Current Liabilities	4,497	4,503

Long-Term Debt	8,156	8,358
Deferred Income Taxes	2,805	2,793
Pension Benefit Obligation	1,463	1,482
Postretirement and Postemployment Benefit Obligation	491	499
Other Liabilities	608	649
Equity
Common stock, $1 par value, 2011 – 438.9 shares and 2010 – 438.9 shares	439	439
Paid-in capital	5,861	5,829
Retained earnings	2,675	2,416
Accumulated other comprehensive loss	(1,611)	(1,822)

	7,364	6,862
Less: Common stock held in treasury, at cost, 2011 – 1.6 shares and 2010 – 1.2 shares	44	28

Total Shareholders’ Equity	7,320	6,834

Noncontrolling interests	255	250

Total Equity	7,575	7,084

Total Liabilities and Equity	$25,595	$25,368

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Earnings (loss) from continuing operations	$298	$(153)
Depreciation, amortization and cost of timber harvested	340	371
Deferred income tax provision, net	(2)	76
Restructuring and other charges	45	215
Net (gains) losses on sales and impairments of businesses	8	0
Equity (earnings) losses, net	(53)	2
Periodic pension expense, net	45	59
Other, net	60	(106)
Changes in current assets and liabilities
Accounts and notes receivable	(365)	(206)
Inventories	7	(51)
Accounts payable and accrued liabilities	14	(14)
Interest payable	42	42
Other	75	(76)

Cash Provided By (Used For) Operations	514	159

Investment Activities
Invested in capital projects	(181)	(120)
Proceeds from divestitures	50	0
Escrow arrangement for acquisition	(105)	0
Other	(71)	(31)

Cash Provided By (Used For) Investment Activities	(307)	(151)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(29)	(26)
Issuance of debt	49	38
Reduction of debt	(152)	(120)
Change in book overdrafts	(33)	(27)
Dividends paid	(82)	(11)
Other	(33)	(3)

Cash Provided By (Used For) Financing Activities	(280)	(149)

Effect of Exchange Rate Changes on Cash	49	(2)

Change in Cash and Temporary Investments	(24)	(143)
Cash and Temporary Investments
Beginning of period	2,073	1,892

End of period	$2,049	$1,749

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (the Company’s) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 which have previously been filed with the Securities and Exchange Commission.

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

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which further amends ASC 820, “Fair Value Measurements and Disclosures,” to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

NOTE 3 – EQUITY

A summary of the changes in equity for the three-month periods ended March 31, 2011 and 2010 is provided below:

	Three Months Ended March 31,
	2011			2010
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,834	$250	$7,084	$6,023	$232	$6,255
Issuance of stock for various plans, net	45	0	45	47	0	47
Repurchase of stock	(29)	0	(29)	(26)	0	(26)
Common stock dividends ($0.1875 per share in 2011 and $0.025 per share in 2010)	(83)	0	(83)	(13)	0	(13)
Dividends paid to noncontrolling interests by subsidiary	0	(1)	(1)	0	(1)	(1)
Acquisition of noncontrolling interests	0	0	0	(12)	(7)	(19)
Comprehensive income (loss):
Net earnings (loss)	342	5	347	(162)	9	(153)
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	33	0	33	30	0	30
Non-U.S. plans	0	0	0	0	0	0
Change in cumulative foreign currency translation adjustment	177	1	178	(69)	0	(69)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	4	0	4	4	0	4
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	(3)	0	(3)	(3)	0	(3)

Total comprehensive income (loss)			559			(191)

Balance, March 31	$7,320	$255	$7,575	$5,819	$233	$6,052

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

	Three Months Ended March 31,
In millions, except per share amounts	2011	2010
Earnings (loss) from continuing operations	$293	$(162)
Effect of dilutive securities (a)	0	0

Earnings (loss) from continuing operations – assuming dilution	$293	$(162)

Average common shares outstanding	430.2	428.8
Effect of dilutive securities
Restricted performance share plan (a)	3.6	0
Stock options (b)	0	0

Average common shares outstanding – assuming dilution	433.8	428.8

Basic earnings (loss) from continuing operations per common share	$0.68	$(0.38)

Diluted earnings (loss) from continuing operations per common share	$0.67	$(0.38)

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 18.2 million shares and 20.1 million shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

Restructuring and Other Charges

2011: During the three months ended March 31, 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended March 31, 2011
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$32	$19
xpedx restructuring	7	4
S&A reduction initiative	3	2
Other	3	3

Total	$45	$28

Additionally, during the three months ended March 31, 2011, the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2010: During the first quarter of 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended March 31, 2010
In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill closure costs (including before-tax charges of $190 million of accelerated depreciation)	$204	$124
Early debt extinguishment costs	4	2
Shorewood Packaging reorganization	3	2
Other	4	4

Total	$215	$132

Additionally, a $46 million after-tax charge was recorded for tax adjustments related to incentive compensation and postretirement prescription drug coverage (see Note 10).

Cellulosic Bio-fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons. To the extent a taxpayer changes their position and uses the $1.01 credit, they must re-pay the refunds they received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal taxable earnings, and the credit may be carried forward against taxable earnings through 2015. In contrast, the $0.50 credit is refundable in cash. The cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. The Company received its registration code on February 28, 2011.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited, to debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. The Company will continue evaluating its position with regard to the previously claimed alternative fuel mixture credit gallons produced in 2009. This continued evaluation may result in the Company repaying some or all of the cash received with respect to the $0.50 credit, and amendment of the Company’s 2009 tax return.

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

NOTE 6 – ACQUISITIONS

On March 29, 2011, International Paper entered into an agreement to purchase approximately 53.5% of the outstanding shares of Andhra Pradesh Paper Mills Limited (APPM) for approximately $257 million in cash. In addition, International Paper has agreed to make a $62 million non-compete payment. Pursuant to Indian securities law, International Paper will also launch a mandatory public tender offer to acquire up to an additional 21.5% of the outstanding shares of APPM for approximately $104 million in cash. International Paper anticipates acquiring up to 75% of APPM’s outstanding shares through these two transactions. APPM is one of the leading integrated paper manufacturers in India, with two mills that have a combined capacity of about 250,000 tonnes of uncoated freesheet papers annually. This transaction is expected to close upon approval by all regulatory jurisdictions.

In accordance with the Securities and Exchange Board in India (SEBI) regulations, International Paper placed approximately $105 million into an escrow account in connection with the tender offer in India. In the unlikely event that International Paper fails to fulfill its obligations under the applicable SEBI regulations, SEBI may direct the amount of cash remaining in escrow to be distributed in equal proportion to APPM shareholders who have successfully tendered their shares, the SEBI Investor Protection and Education Fund, and the Target company (APPM).

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired.

In millions
Cash and temporary investments	$19
Accounts and notes receivable, net	70
Inventory	24
Other current assets	1
Plants, properties and equipment, net	103
Goodwill	26
Deferred tax asset	1
Other intangible assets	38

Total assets acquired	282

Accounts payable and accrued liabilities	64
Deferred tax liability	5
Non-controlling interest	8

Total liabilities assumed	77

Net assets acquired	$205

The purchase price allocation will be finalized in the second quarter of 2011.

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Land-use rights	$29	39 years
Customer relationships	9	16 years

Total	$38

NOTE 7 – BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision to potentially require KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million before taxes ($30 million after taxes) that otherwise would have been owed in full under the agreement in 2012. This amount has been included in Discontinued operations in the accompanying consolidated statement of operations.

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves to which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011 and is included in Discontinued operations in the accompanying consolidated statement of operations.

Other Divestitures and Impairments

During the three months ended March 31, 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were as follows:

In millions	March 31, 2011	December 31, 2010
Temporary investments	$1,656	$1,752

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Accounts and Notes Receivable

Accounts and notes receivable, net of allowances, by classification were:

In millions	March 31, 2011	December 31, 2010
Accounts and notes receivable, net:
Trade	$3,236	$2,854
Other	192	185

Total	$3,428	$3,039

Inventories

Inventories by major category were:

In millions	March 31, 2011	December 31, 2010
Raw materials	$389	$419
Finished pulp, paper and packaging	1,567	1,505
Operating supplies	365	364
Other	69	59

Total	$2,390	$2,347

Depreciation Expense

Depreciation expense was as follows:

	Three Months Ended March 31,
In millions	2011	2010
Depreciation expense	$323	$355

Valuation Accounts

Certain valuation accounts were as follows:

In millions	March 31, 2011	December 31, 2010
Accumulated depreciation	$19,393	$18,991
Allowance for doubtful accounts	139	129

There was no material activity related to asset retirement obligations during either of the first quarters of 2011 or 2010.

Interest

Cash payments related to interest were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Interest payments	$101	$105

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Interest expense (a)	$150	$158
Interest income (a)	14	9
Capitalized interest costs	4	3

(a)	Interest expense and interest income exclude approximately $13 million and $10 million for the three months ended March 31, 2011 and 2010, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Service cost	$1	$1
Interest cost	5	6
Actuarial loss	2	4
Amortization of prior service credit	(6)	(8)

Net postretirement benefit expense	$2	$3

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2011:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2011
Goodwill	$1,151		$2,418		$1,768	$400	$5,737
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	$1,151		$653		$104	$400	$2,308

Reclassifications and other (b)	2		14		1	0	17
Additions/reductions	3	(c)	(8	) (d)	0	0	(5)

Balance as of March 31, 2011
Goodwill	1,156		2,424		1,769	400	5,749
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,156		$659		$105	$400	$2,320

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents purchase price adjustments related to the SCA Packaging Asia acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

OTHER INTANGIBLES

The net carrying amount of identifiable intangible assets (such as trade names, customer lists, patented technology, etc.), excluding goodwill, was as follows:

In millions	March 31, 2011	December 31, 2010
Intangibles assets	$258	$261

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2011	2010
Amortization expense related to intangible assets	$8	$8

NOTE 10 – INCOME TAXES

International Paper made income tax payments, net of refunds, as follows:

	Three Months Ended March 31,
In millions	2011	2010
Income tax payments/(refunds)	$(92)	$(7)

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2011:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2010	$(199)	$(100)
Activity for three months ended March 31, 2011	11	7

Balance at March 31, 2011	$(188)	$(93)

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $50 million during the next 12 months.

Included in the Company’s income tax provisions for the three months ended March 31, 2011 and 2010, are $(10) million and $(37) million, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Special items and other charges:
Restructuring and other charges	$5	$(83)
Tax-related adjustments:
Incentive plan deferred tax write-off	0	14
Medicare D deferred tax write-off	0	32
Expired tax contingency reserves	(15)	0

Income tax provision (benefit) related to special items and discontinued operations	$(10)	$(37)

NOTE 11—COMMITMENTS AND CONTINGENCIES

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has resolved all of the eight original lawsuits arising from this matter. However, two new personal injury cases were filed in January 2011. The Company believes it has adequate insurance to resolve any remaining matters, and these lawsuits will not have a material adverse effect on its consolidated financial statements.

International Paper has been named as a potentially responsible party in various environmental remediation actions. During 2009, in connection with an environmental site remediation action under Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), International Paper submitted to the Environmental Protection Agency (EPA) a feasibility study for a closed wood treating facility located in Cass Lake, Minnesota. In November 2010 the EPA provided comments that required International Paper to narrow the remedial action alternatives identified in the study. As a result of this recent information, the Company increased its remediation reserve for this site from $6 million to $24 million in the fourth quarter of 2010. The remediation plan for this site has not been approved by the EPA, and of the five alternatives, the Company’s reserve reflects the low end of the range of estimated remediation costs, since, at this time, no one of the alternatives proposed by the EPA is any more likely than the others to be approved. If the most expensive of the clean-up alternatives were approved by the EPA, the remediation costs could be material, and significantly higher than amounts currently recorded.

On April 8, 2011, the United States District Court for the Northern District of Illinois denied motions by the Company and eight other U.S. and Canadian containerboard producers to dismiss a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a nationwide class of direct purchasers

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

of containerboard products, treble damages, and costs, including attorneys’ fees. In January 2011, the Company was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that the Company and other containerboard producers violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a class of Tennessee indirect purchasers of containerboard products, damages, and costs, including attorneys’ fees. The Company believes the allegations in both lawsuits are without merit, but both lawsuits are in preliminary stages and the costs and other effects of pending litigation cannot be determined with certainty. Although we believe that the outcome of these lawsuits will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material adverse effect on its consolidated financial statements.

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

During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the three months ended March 31, 2011 and the year ended December 31, 2010.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from a third party lender, which effectively monetized the Timber Notes. Certain provisions of the respective loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days by letters of credit from a qualifying institution. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, on occasion, successfully replaced banks that fell below the specified threshold as required by the loan agreements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at March 31, 2011 and December 31, 2010. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $117 million and $129 million at March 31, 2011 and December 31, 2010, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million is included in short-term debt at March 31, 2011 and December 31, 2010.

International Paper recognized revenues related to its interests in the Entities of $13 million and $12.7 million and expense of $20 million and $21 million for the three months ended March 31, 2011 and 2010, respectively. The net expense is included in interest expense in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above. The Company made cash payments of $40 million and $44 million related to the outstanding debt obligations discussed above for the three months ended March 31, 2011 and 2010, respectively. In addition, International Paper received cash distributions from the Entities of $14 million and $19 million for the three months ended March 31, 2011 and 2010, respectively.

International Paper also holds variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the three months ended March 31, 2011 and the year ended December 31, 2010.

International Paper recorded revenues related to its interests in the 2001 financing entities of $.5 million and $3 million and expense of $3 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. The net expense is included in interest expense in the accompanying consolidated statement of operations. The Company made cash payments of $3 million related to the outstanding debt obligations discussed above for the three months ended March 31, 2011 and 2010. In addition, International Paper received cash distributions from the 2001 financing entities of $.1 million and $1 million for the three months ended March 31, 2011 and 2010, respectively.

The 2001 Monetized Notes of $499 million matured on March 16, 2011. Following their maturity, International Paper purchased the Class A preferred interest in the 2001 financing entities from an external third party for $21 million. As a result of the purchase, effective March 16, 2011, International Paper owns 100% of the 2001 financing entities. Based on an analysis performed by the Company after the purchase, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it is the primary beneficiary of the 2001 financing entities and thus consolidated the entities effective March 16, 2011.

Due to the consolidation of the 2001 financing entities, Notes payable and current maturities of long-term debt decreased by $21 million in the first quarter of 2011. Deferred tax liabilities associated with the 2001 forestlands sales decreased by $164 million.

International Paper recognized revenue related to its interest in the 2002 financing entities of $1 million and expense on the associated debt obligations of $2 million for the three months ended March 31, 2011 and

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2010. The revenue and expense are included in equity earnings and interest expense in the accompanying consolidated statement of operations. The Company made cash payments of $2 million related to the outstanding debt obligations discussed above for the three months ended March 31, 2011 and 2010. In addition, International Paper received cash distributions from the 2002 financing entities of $1 million for the three months ended March 31, 2011 and 2010.

Outstanding debt related to the 2002 financing entities of $445 million is included in long-term debt in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010. Additional debt related to these entities of $2 million and $3 million is included in short-term debt in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. The Company’s retained interest in the 2002 financing entities was $486 million at March 31, 2011 and December 31, 2010, and is included in deferred charges and other assets in the accompanying consolidated balance sheet.

Based on an analysis of the 2002 and 2006 entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the 2002 and 2006 financing entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structures is the value of the Timber Notes and Monetized Notes, the assets most significantly impacting each structure’s economic performance. The credit quality of the Timber Notes and Monetized Notes are supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes, 2002 Monetized Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes and Monetized Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.

Preferred Securities of Subsidiaries

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of March 31, 2011, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million each for the three months ended March 31, 2011 and 2010. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 13 – DEBT

Amounts related to early debt extinguishment during the first quarter of 2011 and 2010 were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Debt reductions (a)	$129	$120
Pre-tax early debt extinguishment costs (b)	32	5

(a)	Reductions related to notes with interest rates ranging from 6.2% to 9.375% and original maturities from 2018 to 2025 and from 5.25% to 7.4% and original maturities from 2010 to 2027 for the three months ended March 31, 2011 and 2010, respectively.
(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

At March 31, 2011 and December 31, 2010, International Paper classified $100 million of Current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed credit facility, to renew or convert these obligations.

At March 31, 2011, the fair value of International Paper’s $8.5 billion of debt was approximately $9.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the hedge accounting criteria, International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure, as well as the risk management objective and strategy for undertaking each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value, determined using available market information or other appropriate valuation methodologies, in Other current assets, Deferred charges and other assets, Other accrued liabilities or Other liabilities. The earnings impact resulting from changes in the fair value of derivative instruments is recorded in the same line item in the consolidated statement of operations as the underlying exposure being hedged or in Accumulated other comprehensive income (AOCI) for derivatives that qualify as cash flow hedges. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings together with changes in the fair value of any derivatives not designated as hedges.

Foreign exchange contracts are used by International Paper to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies and are not designated as hedges. Changes in the fair value of these instruments, recognized in earnings to offset the remeasurement of the related assets and liabilities, totaled a loss of approximately $2 million and a gain of approximately $2 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, outstanding undesignated foreign exchange contracts included the following:

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Undesignated Volumes

In millions	March 31, 2011	December 31, 2010
Sell / Buy	Sell Notional	Sell Notional
U.S. dollar / European euro	0	109
Russian ruble / U.S. dollar	1,024	0
Indian rupee / U.S. dollar	4,813	0
European euro/ U.S. dollar	4	85
South Korean won / U.S. dollar	8,076	8,076

Interest rate swap agreements at March 31, 2010, of $1 billion floating-to-fixed notional and an offsetting $1 billion fixed-to-floating notional, did not qualify as hedges under the accounting guidance and matured in September 2010. Changes in the fair value of these instruments, recognized in earnings, totaled a gain of $7 million for the three months ended March 31, 2010.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings.

International Paper utilizes interest rate swaps as fair value hedges of the benchmark interest rates of fixed-rate debt. At March 31, 2011 and December 31, 2010, the outstanding notional amounts of interest rate swap agreements that qualify as fully effective fair value hedges were approximately $374 million and $274 million, respectively.

In February 2011, the Company entered into two fixed-to-floating interest rate swaps with a notional totaling $100 million to hedge existing debt. The interest rate swaps were effective when issued and mature in June 2014 and April 2015.

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

Interest Rate Risk

International Paper utilizes interest rate swaps as cash flow hedges of the benchmark interest rate of future interest payments. At March 31, 2011 and December 31, 2010, there were no outstanding interest rate swap agreements that qualified as cash flow hedges.

Commodity Risk

To minimize volatility in earnings due to large fluctuations in the price of commodities, International Paper utilizes swap contracts to manage risks associated with market fluctuations in energy prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. At March 31, 2011, the hedged volumes of these energy contracts totaled 84,000 barrels of fuel oil and 10 million MMBTUs (Million British

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Thermal Units) of natural gas. At December 31, 2010, the hedged volumes totaled 200,000 barrels of fuel oil and 12 million MMBTUs of natural gas. These contracts had maturities of two years or less as of March 31, 2011. Deferred losses totaling $12 million after taxes at March 31, 2011 are expected to be recognized through earnings within the next 12 months.

Foreign Currency Risk

Foreign exchange contracts are also used as cash flow hedges of certain forecasted transactions denominated in foreign currencies to manage volatility associated with these transactions and to protect International Paper from currency fluctuations between the contract date and ultimate settlement. At March 31, 2011, these contracts have maturities of three years or less. Deferred gains of $7 million after taxes at March 31, 2011 are expected to be recognized through earnings within the next 12 months. As of March 31, 2011 and December 31, 2010, the following outstanding foreign exchange contracts were entered into as cash flow hedges of forecasted transactions:

Designated Volumes

In millions	March 31, 2011	December 31, 2010
Sell / Buy	Sell Notional	Sell Notional
European euro / Brazilian real	3	4
U.S. dollar / Brazilian real	58	74
U.S. dollar / European euro	22	0
British pounds / Brazilian real	6	8
European euro / Polish zloty	230	223

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

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The guidance for fair value measurements and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2 and Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Transfers between levels are recognized at the end of the reporting period. All of International Paper’s derivative fair value measurements use Level 2 inputs. The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$9	(a)	$10	(e)	$0		$0
Fuel oil contracts – cash flow	3	(b)	3	(b)	0		0
Natural gas contracts – cash flow	0		0		24	(g)	32	(j)
Foreign exchange contracts – cash flow	13	(c)	18	(f)	2	(h)	1	(h)

Total derivatives designated as hedging instruments	$25		$31		$26		$33

Derivatives not designated as hedging instruments
Interest rate contracts	$0		$0		$7	(h)	$8	(h)
Embedded derivatives	7	(d)	8	(d)	0		0
Foreign exchange contracts	0		1	(b)	2	(i)	5	(i)

Total derivatives not designated as hedging instruments	$7		$9		$9		$13

Total derivatives	$32		$40		$35		$46

(a)	Includes $3 million recorded in Accounts and notes receivable, net, and $6 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $10 million recorded in Other current assets and $3 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $3 million recorded in Accounts and notes receivable, net, and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

(f)	Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(g)	Includes $22 million recorded in Other accrued liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(h)	Included in Other liabilities in the accompanying consolidated balance sheet.
(i)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(j)	Includes $27 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The following table shows the change in AOCI, net of tax, related to derivative instruments for the three months ended March 31:

	Gain or (Loss) Recognized in AOCI (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	(Gain) or Loss Reclassified from AOCI into Income (Effective Portion)
	2011	2010		2011	2010
Fuel oil contracts	$2	(1)	Cost of products sold	$(2)	$(1)
Natural gas contracts	(1)	(14)	Cost of products sold	6	6
Foreign exchange contracts	3	19	Cost of products sold	(7)	(8)

Total	$4	$4		$(3)	$(3)

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Most of the contracts include a credit support annex that requires the posting of collateral by the counterparty or the Company based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $22 million and $32 million as of March 31, 2011 and December 31, 2010, respectively. The Company was not required to post any collateral as of March 31, 2011 or December 31, 2010. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 15 – RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004, are not eligible for the Pension Plan, but receive a company contribution to their individual savings plan accounts.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the financial statements included in International Paper’s 2010 10-K.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2011	2010
Service cost	$29	$29
Interest cost	135	136
Expected return on plan assets	(178)	(158)
Actuarial loss	51	44
Amortization of prior service cost	8	8

Net periodic pension expense	$45	$59

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plan in 2011. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2011. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2011.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in International Paper’s 2010 10-K. As of March 31, 2011, 15.5 million shares were available for grant under the ICP.

Total stock-based compensation cost recognized in Selling and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2011 and 2010 was $27 million and $7 million, respectively. The actual tax deduction realized for stock-based compensation costs related to non-qualified stock options was $0 for both of the three-month periods ended March 31, 2011 and 2010. The actual tax deduction realized for stock-based compensation costs related to restricted and performance shares was $86 million and $75 million for the three-month periods ended March 31, 2011 and 2010, respectively. At March 31, 2011, $182 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

Performance Share Plan

Under the Performance Share Plan (PSP), awards are granted by the Committee to approximately 1,000 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

Beginning with the 2011 PSP, grants will be made in performance-based restricted stock units (PSU’s). The PSP will continue to be paid in unrestricted shares of Company stock.

PSP awards issued to certain members of senior management are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended March 31,
	2011	2010
Expected volatility	34.35% - 64.26%	33.83% - 61.62%
Risk-free interest rate	0.23% - 1.16%	0.28% - 1.49%

The following summarizes the activity for PSP for the three months ended March 31, 2011:

	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	6,812,594	$23.31
Granted	4,314,376	28.04
Shares Issued (a)	(2,415,236)	33.02
Forfeited	(63,734)	25.28

Outstanding at March 31, 2011	8,648,000	$22.94

(a)	Includes 36,725 shares/units held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of option activity under the plan as of March 31, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	18,245,253	$37.73
Granted	0	0
Exercised	0	0
Forfeited	(11,050)	35.02
Expired (net of corrections)	5,292	35.40

Outstanding at March 31, 2011	18,239,495	$37.73	2.1	$0

All options were fully vested and exercisable as of March 31, 2011.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2011:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	167,500	$26.95
Granted	16,500	26.36
Shares Issued	(23,000)	27.79
Forfeited	0	0

Outstanding at March 31, 2011	161,000	$26.77

NOTE 17 – INDUSTRY SEGMENT INFORMATION

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution are consistent with the internal structure used to manage these businesses. Effective January 1, 2011, the Forest Products Business is no longer being reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
In millions	2011	2010
Industrial Packaging	$2,555	$2,220
Printing Papers	1,530	1,405
Consumer Packaging	905	805
Distribution	1,640	1,580
Forest Products (1)	0	10
Corporate and Inter-segment Sales	(243)	(213)

Net Sales	$6,387	$5,807

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Operating profit by industry segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
In millions	2011		2010
Industrial Packaging	$279	(3)	$41	(3)
Printing Papers	201	(4)	(78	)(4)
Consumer Packaging	100	(5)	28	(5)
Distribution	5	(6)	21
Forest Products (1)	0		8

Operating Profit (2)	585		20
Interest expense, net	(136)		(149)
Noncontrolling interest/equity earnings adjustment (7)	(2)		8
Corporate items, net	(44)		(51)
Restructuring and other charges	(35)		(3)

Earnings (loss) from continuing operations before income taxes and equity earnings	$368		$(175)

Equity earnings (loss), net of taxes – Ilim (2)	$44		$(3)

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products will no longer be reported as a separate industry segment.
(2)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $44 million for the three months ended March 31, 2011 and equity losses, net of taxes, of $3 million for the three months ended March 31, 2010 related to its equity investment in Ilim, a separate reportable industry segment.
(3)	Includes charges of $2 million for each of the three months ended March 31, 2011 and March 31, 2010, respectively, for additional closure costs for the Etienne mill in France, a gain of $7 million for the three months ended March 31, 2011 for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey, and a net charge of $3 million for the three months ended March 31, 2010 related to closure costs for U.S. mills closed in 2009.
(4)	Includes a charge of $8 million for the three months ended March 31, 2011 for asset impairment costs associated with the Inverurie mill and a charge of $204 million for the three months ended March 31, 2010 for shutdown costs for the Franklin, Virginia mill.
(5)	Includes charges of $1 million and $3 million for the three months ended March 31, 2011 and 2010, respectively, related to the reorganization of the Company’s Shorewood operations.
(6)	Includes a charge of $7 million for the three months ended March 31, 2011 associated with the restructuring of the Company’s xpedx operations.
(7)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to International Paper shareholders before special items of $0.74 in the first quarter of 2011, exceeding 2010 fourth quarter earnings of $0.68 and 2010 first quarter earnings of $0.04. Diluted earnings (loss) per share attributable to International Paper shareholders were $0.78 in the first quarter of 2011, compared with $0.73 in the fourth quarter of 2010 and a loss of $(0.38) in the first quarter of 2010.

While the first quarter is historically a seasonally weak quarter for us, our earnings improved over the 2010 fourth quarter in a recovering demand environment, even in the face of weather effects on business activity in January and February. Operations were also strong across our global businesses. Our earnings increase survived the headwinds of significant input cost increases that were in line with our expectations. Our Ilim joint venture also generated strong results during their 2010 fourth quarter, which we reported this quarter due to the one-quarter reporting lag, and we received a $42 million dividend payment from Ilim during our first quarter. We generated strong free cash flow of $419 million, and announced our third dividend increase in the last twelve months to a level higher than our dividend before the 2008/2009 recession. We also announced a strategic entry in the India paper and packaging market, which we expect to close in the second half of the year, pending regulatory approval.

Looking ahead to the second quarter of 2011, we expect seasonal demand improvement in many product lines, but particularly for corrugated boxes as we enter the agricultural season in North America, and broad-based, but slight, pricing improvement. We expect these improved conditions to be offset by a continuing escalation in input prices, and an increase in maintenance outage costs of approximately $74 million. We expect the contribution from Ilim to be higher, as their 2011 first quarter of 2011 outpaces their 2010 fourth quarter.

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

	Three Months Ended March 31,		Three Months Ended December 31,
	2011	2010	2010
Earnings Per Share Before Special Items	$0.74	$0.04	$0.68
Restructuring and other charges	(0.07)	(0.31)	(0.07)
Net (gains) losses on sales and impairments of businesses	(0.02)	0	0.03
Income tax items	0	(0.11)	0.09
Bargain purchase price adjustment recorded in equity earnings	0.02	0	0

Earnings Per Common Share from Continuing Operations	0.67	(0.38)	0.73
Discontinued operations	0.11	0	0

Diluted Earnings (Loss) Per Common Share as Reported	$0.78	$(0.38)	$0.73

RESULTS OF OPERATIONS

For the first quarter of 2011, International Paper Company reported net sales of $6.4 billion, compared with $5.8 billion in the first quarter of 2010 and $6.5 billion in the fourth quarter of 2010.

Net earnings attributable to International Paper totaled $342 million, or $0.78 per share, in the 2011 first quarter. This compared with a loss of $162 million, or $0.38 per share, in the first quarter of 2010 and earnings of $316 million, or $0.73 per share, in the fourth quarter of 2010.

Earnings from continuing operations attributable to International Paper Company were $293 million in the first quarter of 2011 compared with a loss of $162 million in the first quarter of 2010 and earnings of $316 million in the fourth quarter of 2010. Compared with the first quarter of 2010, earnings in the 2011 first quarter benefited from higher average sales price realizations ($268 million), the net impact of higher sales volumes and increased market-related downtime ($14 million), lower operating costs and a more favorable mix of products sold ($2 million), lower mill outage costs ($23 million), lower corporate items and other costs ($5 million), and lower net interest expense ($9 million). These benefits were partially offset by higher raw material and freight costs ($54 million), lower earnings from land sales ($5 million), and a higher income tax expense ($3 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $47 million higher in the 2011 first quarter than in the 2010 first quarter. Net special items were a loss of $29 million in the 2011 first quarter, compared with a net special item loss of $178 million in the 2010 first quarter.

Compared with the fourth quarter of 2010, earnings benefited from higher average sales price realizations ($4 million), lower operating costs and a more favorable mix of products sold ($62 million), lower mill outage costs ($10 million), and decreased corporate items and other costs ($14 million). These benefits were partially offset by lower sales volumes ($29 million), higher raw material and freight costs ($35 million), and a higher income tax provision ($23 million). Net interest expense decreased ($10 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $13 million versus the fourth quarter. Net special items were a loss of $29 million in the 2011 first quarter, compared with a net special item gain of $20 million in the 2010 fourth quarter.

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

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31,		December 31, 2010
In millions	2011	2010
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$293	$(162)	$316
Add back (deduct):
Income tax provision (benefit)	123	(24)	50
Equity (earnings) loss, net of taxes	(53)	2	(37)
Noncontrolling interests, net of taxes	5	9	3

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	368	(175)	332
Interest expense, net	136	149	150
Noncontrolling interests / equity earnings included in operations	2	(8)	5
Corporate items	44	51	63
Special items:
Restructuring and other charges	35	3	36
Net gains (losses) on sales and impairments of businesses	0	0	(25)

	$585	$20	$561

Industry Segment Operating Profit
Industrial Packaging	$279	$41	$261
Printing Papers	201	(78)	234
Consumer Packaging	100	28	60
Distribution	5	21	9
Forest Products (1)	0	8	(3)

Total Industry Segment Operating Profit (2)	$585	$20	$561

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products will no longer be reported as a separate industry segment.
(2)	In addition to the operating profits shown above, International Paper recorded equity earnings, net of taxes, of $44 million and $31 million for the three months ended March 31, 2011 and December 31, 2010, respectively, and equity losses, net of taxes, of $3 million for the three months ended March 31, 2010, related to its equity investment in Ilim Holding S.A., a separate reportable industry segment.

Industry Segment Operating Profit

Industry segment operating profits of $585 million in the 2011 first quarter were higher than both the $20 million in the 2010 first quarter and the $561 million in the 2010 fourth quarter. Compared with the first quarter of 2010, earnings in the current quarter benefited from higher average sales price realizations ($396 million), the net impact of higher sales volumes and higher market-related downtime ($20 million), lower operating costs and a more favorable mix of products sold ($4 million), and lower mill outage costs ($34 million). These benefits were partially offset by higher raw material and freight costs ($80 million), lower gains from land sales ($8 million), and slightly higher corporate items and other costs ($2 million). Special items were a loss of $11 million in the 2011 first quarter, compared with a loss of $212 million in the 2010 first quarter.

Compared with the 2010 fourth quarter, operating profits benefited from higher average sales price realizations ($6 million), lower operating costs and a more favorable mix of products sold ($85 million), and lower mill outage costs ($14 million). These benefits were partially offset by lower sales volumes ($41 million) and higher raw material and freight costs ($48 million). Special items were a loss of $11 million in the 2011 first quarter, compared with a special item loss of $19 million in the 2010 fourth quarter.

During the 2011 first quarter, International Paper took approximately 225,000 tons of downtime, which included about 93,000 tons that were market related compared with approximately 255,000 tons of downtime, including approximately 52,000 tons of market-related downtime in the 2010 first quarter. During the 2010 fourth quarter, International Paper took approximately 240,000 tons of downtime, which included 86,000 tons that were market related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the first three months of 2011 and 2010 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2011	2010
Industrial Packaging
Corrugated Packaging	1,810	1,809
Containerboard	555	631
Recycling	643	580
Saturated Kraft	39	41
Bleached Kraft	23	22
European Industrial Packaging	273	258
Asian Box (2)	103	39

Industrial Packaging	3,446	3,380

Printing Papers
U.S. Uncoated Papers	662	700
European and Russian Uncoated Papers	312	308
Brazilian Uncoated Papers	273	248

Uncoated Papers	1,247	1,256

Market Pulp (3)	341	351

Consumer Packaging
U.S. Coated Paperboard	364	339
European Coated Paperboard	84	90
Asian Coated Paperboard	222	221
Other Consumer Packaging	45	40

Consumer Packaging	715	690

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes SCA Packaging volumes from date of acquisition in June 2010.
(3)	Includes internal sales to mills.

Discontinued Operations

The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision to potentially require KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million before taxes ($30 million after taxes) that otherwise would have been owed in full under the agreement in 2012. This amount has been included in Discontinued operations in the accompanying consolidated statement of operations.

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves to which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011 and is included in Discontinued operations in the accompanying consolidated statement of operations.

Income Taxes

The income tax provision was $123 million for the 2011 first quarter. Excluding a benefit of $17 million related to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $50 million for the 2010 fourth quarter. Excluding a net $40 million tax benefit related to cellulosic bio-fuel tax credits and a benefit of $10 million related to the tax effects of other special items, the effective income tax rate for continuing operations was 28% for the quarter.

An income tax benefit of $24 million was recorded for the 2010 first quarter. Excluding a $32 million expense to reduce deferred income tax assets related to postretirement prescription drug coverage (Medicare Part D reimbursement), a $14 million expense to reduce deferred income tax assets related to incentive compensation payments and a benefit of $83 million related to the tax effects of special items, the effective income tax rate for continuing operations was 32%.

Interest Expense and Corporate Items

Net interest expense for the 2011 first quarter was $136 million compared with $150 million in the 2010 fourth quarter and $149 million in the 2010 first quarter. The lower net expense compared with both periods is due to debt reduction.

Corporate items, net, of $44 million in the 2011 first quarter were lower than the $63 million of net expense in the 2010 fourth quarter and the $51 million of net expense in the 2010 first quarter. The decrease compared to both the prior quarter and the prior year reflects lower pension costs.

Special Items

Restructuring and Other Charges

2011: During the first quarter of 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded, including a $32 million pre-tax charge ($19 million after taxes) for costs related to the early extinguishment of debt, a $7 million pre-tax charge ($4 million after taxes) for restructuring costs related to the Company’s xpedx business, $3 million before taxes ($2 million after taxes) for costs associated with the Company’s S&A reduction initiative and a charge of $3 million (before and after taxes) for other items. Additionally, during the first quarter of 2011, the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes, in the accompanying consolidated statement of operations.

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

Net (Gains) Losses on Sales and Impairments of Businesses

2011: During the first quarter of 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first quarter of 2011.

Industrial Packaging

	2011	2010
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$2,555	$2,220	$2,570
Operating Profit (Loss)	279	41	261

Industrial Packaging net sales for the first quarter of 2011 were 1% lower than in the fourth quarter of 2010, but 15% higher than in the first quarter of 2010. Operating profits in the first quarter of 2011 included a $7 million gain for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey and $2 million of additional expenses related to the closure of the Etienne mill in France. Operating profits in the fourth quarter of 2010 included a net $10 million of costs associated with U.S. plant closures and $3 million of costs for Asian plant closures. Operating profits in the first quarter of 2010 included $3 million of closure costs for U.S. mills closed in 2009 and $2 million of expenses related to the closure of the Etienne mill. Excluding these items, operating profits in the first quarter of 2011 were about even with the fourth quarter of 2010, but were significantly higher than in the first quarter of 2010.

North American Industrial Packaging net sales were $2.1 billion in both the first quarter of 2011 and the fourth quarter of 2010 and $1.9 billion in the first quarter of 2010. Operating earnings were $256 million in the first quarter of 2011 compared with $251 million ($261 million excluding facility closure costs) in the fourth quarter of 2010 and $20 million ($23 million excluding facility closure costs) in the first quarter of 2010.

Compared with the fourth quarter of 2010, sales volumes decreased in the first quarter of 2011 primarily due to seasonality and poor weather conditions at the beginning of the quarter which closed production facilities. Average sales price realizations were stable for domestic containerboard, but export prices declined due to additional supply in the market. Box sales price realizations were up slightly with the realization of price increases announced in 2010. Input costs increased for energy, starch, wax and recycled fiber and freight costs were also higher. Planned maintenance downtime costs were about $9 million higher with outages at three mills. Operating costs were favorable reflecting good mill performance and less depreciation expense as a result of lower production volumes. The business took about 93,000 tons of market-related downtime in the first quarter of 2011 compared with approximately 85,000 tons in the fourth quarter of 2010.

Sales volumes in the 2011 first quarter were lower than in the 2010 first quarter because the very high level of export shipments that occurred in the first quarter of 2010 did not repeat. Average sales price realizations were significantly higher reflecting the realization of price increases for domestic and exported containerboard in 2010. Input costs for wood and energy were lower, but were partially offset by higher costs for recycled fiber and wax. Freight costs were also higher. Planned maintenance downtime costs were about $40 million less than in the first quarter of 2010 due to the timing of mill outages. Operating costs were favorable. The business took about 15,000 tons of lack-of-wood downtime in the first quarter of 2010 due to weather-related wood supply constraints.

Entering the second quarter of 2011, sales volumes are expected to be higher on increased demand for containerboard and seasonally higher for boxes. Average sales price realizations are expected to be slightly lower due to continued export sales price declines. Input costs are expected to increase slightly for energy and chemicals. Planned maintenance downtime costs should be about $51 million higher with slightly more than half of the planned outage expenses for the year occurring in the second quarter.

On May 6, 2011, the Company announced plans to begin a temporary shutdown of its containerboard mill in Vicksburg, Mississippi, beginning May 8, 2011, in anticipation of flooding and transportation disruption resulting from the rising Mississippi and Yazoo Rivers.

European Industrial Packaging net sales were $280 million in the first quarter of 2011 compared with $275 million in the fourth quarter of 2010 and $245 million in the first quarter of 2010. Operating earnings were $22 million ($17 million excluding a bargain purchase price adjustment in Turkey and facility closure costs for the Etienne mill in France) compared with $16 million in the fourth quarter of 2010 and $22 million ($24 million excluding facility closure costs) in the first quarter of 2010.

Sales volumes in the first quarter of 2011 were higher than in the fourth quarter of 2010 reflecting improved demand for packaging in the French industrial market and a strong fruit and vegetable season in Morocco. Average sales margins decreased due to higher board costs. Other input costs were about flat, and operating costs were favorable.

Compared with the first quarter of 2010, sales volumes in the first quarter of 2011 increased across all regions as demand for packaging improved in the industrial markets and the fruit and vegetable season in Morocco was strong. Average sales margins were lower as board costs rose more than box prices increased. Operating costs were slightly unfavorable.

Looking ahead to the second quarter of 2011, sales volumes are expected to be about flat as the seasonal decline in the Moroccan fruit and vegetable market is offset by increases in the other regions. Average sales margins are expected to increase with the realization of a box price increase announced in March as well as a favorable product mix. Freight costs should be higher due to rising oil costs.

Asian Industrial Packaging net sales for the packaging operations were $95 million in the first quarter of 2011 compared with $100 million in the fourth quarter of 2010 and $25 million in the first quarter of 2010. Operating earnings for the packaging operations were about breakeven in both the first quarter of 2011 and the first quarter of 2010 and were a loss of $6 million (a loss of $3 million excluding facility closure costs) in the fourth quarter of 2010. Net sales and operating earnings include the results of SCA Packaging Asia since the acquisition in June 2010.

Net sales for the distribution operations were $65 million in the first quarter of 2011 and $60 million in both the fourth and first quarters of 2010. Operating earnings were $1 million in the first quarter of 2011 and about breakeven in both the fourth and first quarters of 2010.

Compared with the fourth quarter of 2010, earnings in the first quarter of 2011 increased due to improved average sales margins and cost controls. Sales volumes were slightly lower although market demand for boxes remains positive. Earnings in the second quarter of 2011 are expected to reflect stable sales volumes and pricing, however, margins are likely to be squeezed due to rising input costs.

Printing Papers

	2011	2010
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,530	$1,405	$1,540
Operating Profit (Loss)	201	(78)	234

Printing Papers net sales for the first quarter of 2011 were 1% lower than in the fourth quarter of 2010, but 9% higher than in the first quarter of 2010. Operating profits included an $8 million charge in the first quarter of 2011 and a $2 million charge in the fourth quarter of 2010 for asset impairments associated with the Inverurie, Scotland mill and operating earnings in the first quarter of 2010 included $204 million of closure costs for the Franklin mill. Excluding these items, operating profits in the first quarter of 2011 were 11% lower than in the fourth quarter of 2010, but 66% higher than in the first quarter of 2010.

North American Printing Papers net sales were $690 million in the first quarter of 2011 compared with $675 million in the fourth quarter of 2010 and $685 million in the first quarter of 2010. Operating earnings were $88 million in the first quarter of 2011 compared with $92 million in the fourth quarter of 2010 and a loss of $134 million (a gain of $70 million excluding facility closure costs) in the first quarter of 2010.

Compared with the fourth quarter of 2010, sales volumes in the first quarter of 2011 improved due to seasonally higher demand for uncoated freesheet paper partially reduced by the effects of adverse weather conditions in the first half of the quarter. Average sales price realizations declined slightly due to lower export prices. Input costs were higher for wood, energy and chemicals, while freight costs also increased due to higher oil prices. Planned maintenance downtime costs were $10 million lower with outages in the first quarter of 2011 at the Eastover and Georgetown mills. Operating costs were unfavorable due to seasonally higher energy consumption and operating performance issues.

Sales volumes in the first quarter of 2011 were lower than in the first quarter of 2010 primarily due to the closure of the Franklin mill in the second quarter of 2010 which resulted in about 150,000 tons of reduced capacity per quarter. Average sales price realizations were significantly higher reflecting the realization of price increases for uncoated freesheet paper in 2010. Input costs increased for chemicals and energy, but were partially offset by lower wood and fiber costs. Freight costs also increased. Planned maintenance downtime costs were about $4 million higher. Operating costs were unfavorable.

Entering the second quarter of 2011, sales volumes are expected to be seasonally weaker for uncoated freesheet paper. Sales price increases have been announced for offset paper rolls and converting paper, with partial realization expected through the quarter. Planned maintenance downtime costs should be at approximately the same level as in the first quarter. Input costs for chemicals and fuel are expected to be higher.

European Printing Papers net sales were $360 million in the first quarter of 2011, up from $345 million in the fourth quarter of 2010 and $315 million in the first quarter of 2010. Operating earnings in the first quarter of 2011 were $49 million ($57 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) compared with $36 million ($38 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) in the fourth quarter of 2010 and $48 million in the first quarter of 2010.

Compared with the fourth quarter of 2010, sales volumes in the first quarter of 2011 increased in Europe reflecting strong market demand for uncoated freesheet paper, but decreased in Russia due to the January holiday season. Average sales price realizations were higher. Input costs increased for energy and wood, particularly in Russia. Planned maintenance downtime costs were about $16 million lower than in the fourth quarter of 2010 when the Saillat mill had a scheduled outage. Operating costs were favorable due to strong performance at the European mills.

Sales volumes in the first quarter of 2011 were slightly higher than in the first quarter of 2010 reflecting increased sales of pulp in Russia, while demand for uncoated freesheet paper was lower in both Russia and Europe. Average sales price realizations increased due to the realization of price increases in Europe during 2010 as market demand strengthened. Input costs for wood, energy, purchased fiber and chemicals were higher, and operating costs increased.

Entering the 2011 second quarter, sales volumes are expected to remain steady at a strong level. Average sales price realizations should be higher due to the realization of previously announced price increases in both Europe and Russia. Input costs for wood and chemicals are expected to continue to increase, but energy costs should be stable. Planned maintenance downtime costs will be up approximately $9 million for a scheduled outage at the Svetogorsk mill.

Brazilian Printing Papers net sales were $285 million in the first quarter of 2011 compared with $315 million in the fourth quarter of 2010 and $225 million in the first quarter of 2010. Operating earnings were $48 million in the first quarter of 2011 compared with $63 million in the fourth quarter of 2010 and $11 million in the first quarter of 2010.

Sales volumes in the first quarter of 2011 were lower than in the fourth quarter of 2010 reflecting seasonally weaker demand for uncoated freesheet paper in the Brazilian domestic market and decreased pulp shipments, partially offset by increased sales to export markets. Average sales price realizations were essentially flat, but declined mostly due to an unfavorable product and customer mix in the Brazilian domestic market. Average sales margins were negatively impacted by an increased proportion of sales to lower-margin export markets. Input costs for wood, energy and purchased pulp were lower, but were mostly offset by higher costs for chemicals. Operating costs were lower than in the fourth quarter.

Compared with the first quarter of 2010, sales volumes in the first quarter of 2011 increased, reflecting stronger market demand in both Brazilian domestic and export markets. Average sales price realizations were significantly higher for sales to export markets while sales price realizations for sales to domestic markets and for pulp were about flat. Average sales margins improved slightly reflecting an increase in sales to higher-margin domestic markets. Input costs were higher, primarily for purchased pulp and energy. Operating costs were favorable. Operating earnings in the first quarter of 2010 included a charge of $15 million for uncollectable accounts receivable.

Entering the second quarter of 2011, sales volumes are expected to be slightly higher reflecting seasonally stronger domestic customer demand for uncoated freesheet paper, partially offset by decreased pulp sales and lower shipments to export markets. Average sales price realizations should increase with the realization of price increases to Latin American export markets and average sales margins should reflect the favorable increase in sales to domestic markets. Input costs are expected to be slightly higher and operating costs are also expected to increase. Planned maintenance downtime costs should be about $6 million higher due to outages planned for the Mogi Guacu and Tres Lagoas mills.

Asian Printing Papers net sales were $20 million in the first quarter of 2011, $15 million in the fourth quarter of 2010 and $25 million in the first quarter of 2010. Operating earnings were about breakeven in all periods presented.

U.S. Market Pulp net sales in the first quarter of 2011 were $175 million compared with $190 million in the fourth quarter of 2010 and $155 million in the first quarter of 2010. Operating earnings were $16 million in the first quarter of 2011, $43 million in the fourth quarter of 2010 and a loss of $3 million in the first quarter of 2010.

Sales volumes were lower in the first quarter of 2011 compared with the fourth quarter of 2010 reflecting a decrease in fluff pulp production availability due to planned maintenance outages. Average sales price realizations improved slightly with increases for fluff pulp being partially offset by decreases in hardwood pulp. Input costs increased for wood, energy and chemicals and freight costs were also higher. Planned maintenance downtime costs were $20 million higher than in the fourth quarter of 2010 due to an outage at the Georgetown mill in the first quarter. Operating costs were unfavorable, largely due to seasonally higher energy consumption.

Compared with the first quarter of 2010, sales volumes were about flat, but average sales margins improved, reflecting an increase in shipments of higher-margin fluff pulp. Average sales price realizations were significantly higher for softwood pulp and fluff pulp. Input costs for wood increased, but were partially offset by lower costs for chemicals. Freight costs were higher. Planned maintenance downtime costs were about $8 million higher in the first quarter of 2011, while operating costs were about flat.

Looking ahead to the second quarter of 2011, sales volumes are expected to improve as production levels recover after the first quarter maintenance outages. Average sales price realizations should be about flat, but average sales margins should improve slightly with an increase in fluff pulp shipments. Planned maintenance downtime costs are expected to be $8 million lower with an outage scheduled for the Riegelwood mill. Input costs are expected to remain at first-quarter levels.

Consumer Packaging

	2011	2010
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$905	$805	$880
Operating Profit	100	28	60

Consumer Packaging net sales were 3% higher than in the fourth quarter of 2010 and 12% higher than in the first quarter of 2010. Operating earnings included $1 million, $4 million and $3 million in the first quarter of 2011, fourth quarter of 2010 and first quarter of 2010, respectively, of costs related to the reorganization of the Company’s Shorewood operations. Excluding these items, operating earnings in the first quarter of 2011 were 58% higher than in the fourth quarter of 2010 and significantly higher than in the first quarter of 2010.

North American Consumer Packaging net sales were $620 million in the first quarter of 2011 compared with $605 million in the fourth quarter of 2010 and $550 million in the first quarter of 2010. Operating earnings were $64 million ($65 million excluding Shorewood reorganization costs) in the first quarter of 2011 compared with $34 million ($38 million excluding Shorewood reorganization costs) in the fourth quarter of 2010 and a loss of $4 million (a loss of $1 million excluding Shorewood reorganization costs) in the first quarter of 2010.

Coated Paperboard sales volumes in the first quarter of 2011 were higher than in the fourth quarter of 2010 as market demand remains strong. Average sales price realizations improved reflecting the realization of January 1 contract price increases. Input costs for natural gas, polyethylene and starch were higher, but wood costs were slightly lower. Planned maintenance downtime costs were about $17 million lower than in the fourth quarter with no outages occurring in the first quarter of 2011. Operating costs decreased due to improved reliability at the mills.

Compared with the first quarter of 2010, sales volumes in the first quarter of 2011 increased. In the first quarter of 2010, the business took 17,000 tons of combined lack-of-wood and market-related downtime compared with none in the first quarter of 2011. Average sales price realizations were significantly higher reflecting the realization of sales price increases during the second half of 2010. Input costs were about flat as higher costs for chemicals were offset by lower wood costs. Freight costs increased slightly. Planned maintenance downtime costs were about $6 million lower with an outage at one mill in the 2010 first quarter compared with none in the 2011 first quarter. Operating costs were favorable due to strong mill performance at all three mills in the current quarter and inefficiencies that impacted the first quarter of 2010 related to low wood availability at the Texarkana mill.

Shorewood revenues in the first quarter of 2011 were lower than in the fourth quarter of 2010, reflecting a seasonal decline in the home entertainment segment, partially offset by growth in the consumer products and tobacco segments. Margins were lower quarter-over-quarter in the home entertainment segment driven by lower volumes. Margins were up in the consumer products and tobacco segments. Operating costs were favorable and earnings were positively impacted by the effects of the business reorganization efforts. Compared with the first quarter of 2010, revenues were up on a comparable basis, driven by a stronger home entertainment segment. Average margins were off, driven by higher input costs for board and higher operating costs.

Foodservice sales volumes in the first quarter of 2011 were lower than in the fourth quarter of 2010 with the seasonal market shift from cold cups to hot cups. Average sales margins improved due to the January 1 contract price increases. Input costs, primarily for resins, increased, but operating costs were favorable. Compared with the first quarter of 2010, sales volumes increased in the first quarter of 2011. Average sales margins were higher reflecting price increases realized in the second half of 2010 and a more favorable mix of products sold. Input costs increased for board and resins.

Looking forward to the second quarter of 2011, coated paperboard sales volumes are expected to be slightly higher. Average sales price realizations should increase as announced sales price increases for cup stock and plate grade board are realized. Average margins are expected to improve reflecting a more favorable product mix. Costs are expected to increase for chemicals and for freight. Planned maintenance downtime costs should be about $17 million higher with outages scheduled for the Riegelwood and Augusta mills. Shorewood’s revenues are expected to improve in the consumer products and tobacco segments, but will be partially offset by a seasonal decrease in the home entertainment segment. Average margins should improve across all segments and operating costs are expected to be lower. Sales volumes for Foodservice are expected to improve due to seasonal increases in cold cup demand. Average sales margins are expected to be favorable. Input costs for board and resins will be higher, but operating costs should be lower.

European Consumer Packaging net sales were $95 million in both the first quarter of 2011 and the fourth quarter of 2010 and were $85 million in the first quarter of 2010. Operating earnings were $27 million in the first quarter of 2011 compared with $20 million in both the fourth and first quarters of 2010.

Sales volumes in the first quarter of 2011 were about the same as in the fourth quarter of 2010. Average sales price realizations were higher in Europe, but were down slightly in Russia. Input costs increased for wood, chemicals and energy, but operating costs were favorable. Compared with the first quarter of 2010, sales volumes in the first quarter of 2011 were lower. Average sales price realizations increased in both Europe and Russia. Input costs were also higher.

Operating results in the second quarter of 2011 will reflect costs associated with the planned maintenance shutdown at the Svetogorsk mill.

Asian Consumer Packaging net sales were $190 million in the first quarter of 2011, up from $180 million in the fourth quarter of 2010 and $170 million in the first quarter of 2010. Operating earnings were $9 million compared with $6 million in the fourth quarter of 2010 and $12 million in the first quarter of 2010. Compared with the fourth quarter of 2010, average sales price realizations increased with sale price increases being driven by higher input costs for pulp. Operating costs improved, reflecting excellent operational performance. Compared with the first quarter of 2010, operating earnings declined in the first quarter of 2011 as higher average sales price realizations were more than offset by higher costs for pulp and other input costs.

Distribution

	2011	2010
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,640	$1,580	$1,770
Operating Profit (Loss)	5	21	9

Distribution net sales were 7% lower than in the fourth quarter of 2010, but 4% higher than in the first quarter of 2010. Operating earnings in the first quarter of 2011 included $7 million of costs related to the reorganization of the Company’s xpedx operations. Excluding this item, operating earnings in the first quarter of 2011 were 33% higher than in the fourth quarter of 2010 and 43% lower than in the first quarter of 2010.

Distribution net sales were $1.6 billion in both the first quarter of 2011 and first quarter of 2010 and were $1.8 billion in the fourth quarter of 2010. Operating earnings were $5 million ($12 million excluding xpedx reorganization costs) in the first quarter of 2011 compared with $9 million in the fourth quarter of 2010 and $21 million in the first quarter of 2010.

Sales of papers and graphic arts products in the first quarter of 2011 totaled $1.0 billion compared with $1.1 billion in the fourth quarter of 2010 and $1.0 billion in the first quarter of 2010. Trade margins as a percent of sales for printing papers were unchanged from the fourth quarter of 2010, but lower than the same quarter last year due to softness in some print channels. First-quarter 2011 packaging sales were $400 million, the same as in the fourth quarter of 2010, but substantially above the $300 million in the first quarter of 2010. Trade margins as a percent of sales for packaging products were unchanged from the fourth quarter of 2010, but lower than in the first quarter of 2010 reflecting increased sales of commodity products. Sales of facility supply products totaled $250 million in both the 2011 first quarter and the 2010 fourth quarter and $300 million in the 2010 first quarter.

Operating earnings before special items in the first quarter of 2011 were $9 million lower than in the first quarter of 2010. About one-half of the decline occurred as a result of increased operating expenses including freight and fuel delivery costs. The balance of the decline in operating profits reflects a routine inventory valuation adjustment.

Looking ahead to the 2011 second quarter, operating results are expected to be seasonally higher.

Equity Earnings, Net of Taxes – Ilim

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2011 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended December 31, 2010 under the caption “Equity earnings (losses) net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $44 million in the first quarter of 2011 related to operations in the fourth quarter of 2010 compared with $31 million recorded in the fourth quarter of 2010 related to operations in the third quarter of 2010. Sales volumes in the fourth quarter of 2010 increased from the prior quarter mainly due to higher production volume. Market demand grew throughout the quarter for softwood pulp in China and for board products in the Russian domestic market. This strong demand allowed for monthly sales price increases and higher average sales price realizations quarter-over-quarter. Input costs were unfavorable due to seasonally higher wood costs and diesel fuel cost increases. Additionally, in the fourth quarter of 2010, the after-tax foreign exchange impact was a gain of $2 million compared with a gain of $10 million recorded in the third quarter of 2010. The Company received a cash dividend from the joint venture of $42 million in March 2011.

In the first quarter of 2010, the Company had recorded an equity loss, net of taxes, for Ilim of $3 million related to operations in the fourth quarter of 2009. Compared to the fourth quarter of 2009, sales volumes in the fourth quarter of 2010 increased primarily due to higher Russian domestic shipments of market pulp. Average sales price realizations were significantly higher for pulp and for containerboard in both domestic and export markets. A foreign exchange loss of $2 million on the remeasurement of U.S. dollar-denominated debt was recorded in the fourth quarter of 2009.

Looking forward to the results we expect to record in the Company’s second quarter of 2011 for Ilim’s first quarter, sales volumes are expected to increase as market pulp demand remains strong. Average sales price realizations are expected to be significantly higher for softwood and hardwood pulp in the domestic and Chinese export markets as well as for linerboard. Input costs should be higher, reflecting increased energy and railway costs. A favorable foreign exchange impact is expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $514 million for the first three months of 2011, compared with $159 million for the comparable 2010 three-month period. Earnings from operations adjusted for non-cash charges were $741 million for the first three months of 2011 compared to $464 million for the first three months of 2010. Cash used for working capital components totaled $227 million for the first three months of 2011 compared to a use of $305 million for the comparable 2010 three-month period.

The Company generated free cash flow of approximately $419 million and $39 million in the first three months of 2011 and 2010, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, make investments and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Three Months Ended March 31,
	2011	2010
Cash provided by operations
Less:	$514	$159
Cash invested in capital projects	(181)	(120)
European A/R securitization program cessation	209	0
Tax receivable collected related to pension contributions	(123)	0

Free Cash Flow	$419	$39

Investments in capital projects totaled $181 million in the first three months of 2011 compared to $120 million in the first three months of 2010. Full-year 2011 capital spending is currently expected to be approximately $1.2 to $1.3 billion, or about 86% to 93% of depreciation and amortization expense for our current businesses.

Financing activities for the first three months of 2011 included a $103 million net reduction in debt versus a $82 million net reduction in debt during the comparable 2010 three-month period.

During the three months ended March 31, 2011, International Paper repaid approximately $129 million of notes with interest rates ranging from 6.2% to 9.375% and original maturities from 2018 to 2025. Pre-tax early debt retirement costs of $32 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

Also in the first quarter of 2010, approximately $700 million fixed-to-floating interest rate swaps issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting gains of $2 million were deferred and recorded in Long-term debt and are being amortized as an adjustment of interest expense over the life of the underlying debt through April 2015.

At March 31, 2011 and December 31, 2010, International Paper classified $100 million of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first three months of 2011, International Paper issued approximately 0.6 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $29 million. During the first three months of 2010, International Paper issued approximately 3.8 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $26 million. Common stock dividend payments totaled $82 million and $11 million for the first three months of 2011 and 2010, respectively. Dividends were $0.1875 per share and $0.025 per share for the first three months in 2011 and 2010, respectively. In March 2011, the Company announced that the quarterly dividend would be increased to $0.2625 per share in the 2011 second quarter.

At March 31, 2011, contractual obligations for future payments of debt maturities by calendar year were as follows: $308 million in 2011; $342 million in 2012; $140 million in 2013; $559 million in 2014; $786 million in 2015; $455 million in 2016; and $5,941 million thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At March 31, 2011, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($934 million at March 31, 2011) under a receivables securitization program. On January 12, 2011, the Company amended the receivables securitization program to extend the maturity date from January 2011 to January 2012. The amended agreement has a facility fee of 0.40% payable monthly.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2011 through current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $650 million to $700 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

Cellulosic Bio-Fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons. To the extent a taxpayer changes their position and uses the $1.01 credit, they must re-pay the refunds they received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal taxable earnings, and the credit may be carried forward against taxable earnings through 2015. In contrast, the $0.50 credit is refundable in cash. The cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. The Company received this registration code on February 28, 2011.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited, to debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. The Company will continue evaluating its position with regard to the previously claimed alternative fuel mixture credit gallons produced in 2009. This continued evaluation may result in the Company repaying some or all of the cash received with respect to the $0.50 credit, and amendment of the Company’s 2009 tax return.

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

The Company has included in its 2010 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2011.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $45 million for International Paper’s U.S. plans for the three months ended March 31, 2011, or about $14 million less than the pension expense for the first three months of 2010. The decrease in U.S. plan expense was principally due to a higher expected return on assets reflecting increased plan assets as a result of a $1.15 billion contribution in 2010, partially offset by a decrease in the assumed discount rate to 5.6% in 2011 from 5.8% in 2010 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $0.5 million and $1 million for the first three months of 2011 and 2010, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-graded bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2011, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.5 billion, consisting of approximately 47% equity securities, 32% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plans in 2011. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2011. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $36 million in 2011.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. Such statements are not guarantees of future performance, and reflect the current views of International Paper with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; and (vii) other risk factors discussed in our 2010 10-K and in other filings made from time to time with the Securities and Exchange Commission. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 46 and 47 of International Paper’s 2010 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2010.

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

Changes in Internal Controls over Financial Reporting:

There have been no changes in our internal controls during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2011 – February 28, 2011	1,002,966	$29.21	N/A	N/A
March 1, 2011 – March 31, 2011	505	27.78	N/A	N/A

	1,003,471

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in months during the quarter not presented above.

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to the Industrial Packaging Group Special Incentive Plan Effective February 7, 2011.

10.2	Share Purchase Agreement between International Paper Company and L.N. Bangur and related family members and affiliates.

10.3	Amendment No. 4, dated as of January 12, 2011, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008 (the “Agreement”) by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks (as such terms are defined in the Agreement) from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Dcoument.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: May 6, 2011	By	/S/ TIM S. NICHOLLS
Tim S. Nicholls Senior Vice President and Chief Financial Officer

Date: May 6, 2011	By	/S/ TERRI L. HERRINGTON
Terri L. Herrington Vice President – Finance and Controller