Form 10-Q
period 2011-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2011-08-09
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2011 was 437,100,529.

INTERNATIONAL PAPER COMPANY

*	Omitted since no answer is called for, answer is in the negative or inapplicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$6,648	$6,121	$13,035	$11,928

Costs and Expenses
Cost of products sold	4,880	4,490	9,505	8,954
Selling and administrative expenses	484	472	969	893
Depreciation, amortization and cost of timber harvested	336	363	676	734
Distribution expenses	361	330	701	647
Taxes other than payroll and income taxes	38	47	78	92
Restructuring and other charges	(10)	144	35	359
Net (gains) losses on sales and impairments of businesses	129	0	137	0
Interest expense, net	137	157	273	306

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	293	118	661	(57)
Income tax provision (benefit)	118	25	241	1
Equity earnings (losses), net of taxes	57	7	110	5

Earnings (Loss) From Continuing Operations	232	100	530	(53)
Discontinued operations, net of taxes	0	0	49	0

Net Earnings (Loss)	232	100	579	(53)
Less: Net earnings (loss) attributable to noncontrolling interests	8	7	13	16

Net Earnings (Loss) Attributable to International Paper Company	$224	$93	$566	$(69)

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.52	$0.22	$1.20	$(0.16)
Discontinued operations, net of taxes	0	0	0.11	0

Net earnings (loss)	$0.52	$0.22	$1.31	$(0.16)

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.52	$0.21	$1.19	$(0.16)
Discontinued operations, net of taxes	0	0	0.11	0

Net earnings (loss)	$0.52	$0.21	$1.30	$(0.16)

Average Shares of Common Stock Outstanding – assuming dilution	430.5	433.4	433.4	429.2

Cash Dividends Per Common Share	$0.2625	$0.125	$0.4500	$0.150

Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$224	$93	$517	$(69)
Discontinued operations, net of taxes	0	0	49	0

Net earnings (loss)	$224	$93	$566	$(69)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$2,399	$2,073
Accounts and notes receivable, net	3,961	3,039
Inventories	2,405	2,347
Deferred income tax assets	334	339
Other current assets	317	230

Total Current Assets	9,416	8,028

Plants, Properties and Equipment, net	11,821	12,002
Forestlands	796	747
Investments	684	1,092
Goodwill	2,344	2,308
Deferred Charges and Other Assets	983	1,191

Total Assets	$26,044	$25,368

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$610	$313
Accounts payable	2,575	2,556
Accrued payroll and benefits	425	471
Other accrued liabilities	1,211	1,163

Total Current Liabilities	4,821	4,503

Long-Term Debt	7,875	8,358
Deferred Income Taxes	2,824	2,793
Pension Benefit Obligation	1,455	1,482
Postretirement and Postemployment Benefit Obligation	479	499
Other Liabilities	621	649
Equity
Common stock, $1 par value, 2011 – 438.9 shares and 2010 – 438.9 shares	439	439
Paid-in capital	5,892	5,829
Retained earnings	2,785	2,416
Accumulated other comprehensive loss	(1,362)	(1,822)

	7,754	6,862
Less: Common stock held in treasury, at cost, 2011 – 1.8 shares and 2010 – 1.2 shares	48	28

Total Shareholders’ Equity	7,706	6,834

Noncontrolling interests	263	250

Total Equity	7,969	7,084

Total Liabilities and Equity	$26,044	$25,368

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Earnings (loss) from continuing operations	$530	$(53)
Depreciation, amortization and cost of timber harvested	676	734
Deferred income tax provision, net	2	62
Restructuring and other charges	35	359
Net (gains) losses on sales and impairments of businesses	137	0
Equity (earnings) losses, net	(110)	(5)
Periodic pension expense, net	97	116
Other, net	82	(77)
Changes in current assets and liabilities
Accounts and notes receivable	(438)	(324)
Inventories	(4)	(111)
Accounts payable and accrued liabilities	122	43
Interest payable	(2)	(8)
Other	35	64

Cash Provided By (Used For) Operations	1,162	800

Investment Activities
Invested in capital projects	(410)	(273)
Acquisitions, net of cash acquired	0	(155)
Proceeds from divestitures	50	0
Escrow arrangement for acquisition	(105)	0
Other	(87)	(32)

Cash Provided By (Used For) Investment Activities	(552)	(460)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(30)	(26)
Issuance of debt	227	166
Reduction of debt	(311)	(309)
Change in book overdrafts	(15)	(35)
Dividends paid	(197)	(66)
Other	(35)	(22)

Cash Provided By (Used For) Financing Activities	(361)	(292)

Effect of Exchange Rate Changes on Cash	77	(69)

Change in Cash and Temporary Investments	326	(21)
Cash and Temporary Investments
Beginning of period	2,073	1,892

End of period	$2,399	$1,871

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

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the provisions of this guidance beginning in January 2012.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under ASC 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration for products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (calendar year 2011). The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which further amends ASC 820, “Fair Value Measurements and Disclosures,” to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the effects that this guidance will have on its consolidated financial statements.

NOTE 3 – EQUITY

A summary of the changes in equity for the six-month periods ended June 30, 2011 and 2010 is provided below:

	Six Months Ended June 30,
	2011			2010
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,834	$250	$7,084	$6,023	$232	$6,255
Issuance of stock for various plans, net	73	0	73	69	0	69
Repurchase of stock	(30)	0	(30)	(26)	0	(26)
Common stock dividends ($0.45 per share in 2011 and $0.15 per share in 2010)	(197)	0	(197)	(68)	0	(68)
Dividends paid to noncontrolling interests by subsidiary	0	(3)	(3)	0	(1)	(1)
Noncontrolling interests of acquired entities	0	0	0	0	8	8
Acquisition of noncontrolling interests	0	0	0	(12)	(7)	(19)
Comprehensive income (loss):
Net earnings (loss)	566	13	579	(69)	16	(53)
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	69	0	69	57	0	57
Change in cumulative foreign currency translation adjustment	386	3	389	(267)	0	(267)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	10	0	10	(8)	0	(8)
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	(5)	0	(5)	(6)	0	(6)

Total comprehensive income (loss)			1,042			(277)

Balance, June 30	$7,706	$263	$7,969	$5,693	$248	$5,941

NOTE 4 – EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of earnings (loss) per common share, and diluted earnings (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2011	2010	2011	2010
Earnings (loss) from continuing operations	$224	$93	$517	$(69)
Effect of dilutive securities (a)	0	0	0	0

Earnings (loss) from continuing operations – assuming dilution	$224	$93	$517	$(69)

Average common shares outstanding	428.6	429.6	429.4	429.2
Effect of dilutive securities (a)
Restricted stock performance share plan	1.9	3.8	4.0	0
Stock options (b)	0	0	0	0

Average common shares outstanding – assuming dilution	430.5	433.4	433.4	429.2

Basic earnings (loss) from continuing operations per common share	$0.52	$0.22	$1.20	$(0.16)

Diluted earnings (loss) from continuing operations per common share	$0.52	$0.21	$1.19	$(0.16)

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 17.0 million shares and 19.9 million shares for the three months ended June 30, 2011 and 2010, respectively, and options to purchase 17.0 million shares and 19.9 million shares for the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

Restructuring and Other Charges

2011: During the three months ended June 30, 2011, restructuring and other charges totaling a gain of $10 million before taxes (a gain of $7 million after taxes) were recorded. Details of this charge were as follows:

	Three Months Ended June 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$10	$6
Franklin, Virginia mill closure costs	(21)	(13)
Other	1	0

Total	$(10)	$(7)

The 2011 second-quarter change in estimate of closure costs related to the Franklin, Virginia mill is the result of the Company’s decision to repurpose a portion of the mill to produce fluff pulp.

Additionally, a $5 million after-tax charge was recorded for tax adjustments related to state legislative changes and audit settlements.

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

Cellulosic Bio-fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for both the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons of fuel produced and consumed. To the extent a taxpayer changes its position and elects the $1.01 credit, it must re-pay the refunds received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal tax liability, and the credit may be carried forward through 2015. In contrast, the $0.50 credit is refundable in cash. Also, the cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. The Company received its registration code on February 28, 2011.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel tax credit. On July 19, 2011, the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. If that amended position is not upheld, the Company will re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.

During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 fourth quarter Income tax provision (benefit) resulting in a $40 million net credit to tax expense.

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

NOTE 6 – ACQUISITIONS

On March 29, 2011, International Paper entered into an agreement with certain key majority shareholders of Andhra Pradesh Paper Mills Limited (APPM) to purchase approximately 53.5% of the outstanding shares of APPM for approximately $257 million in cash. In addition, International Paper has agreed to make a $62 million non-compete payment to the majority shareholders. Pursuant to Indian securities law, International Paper also plans to launch a mandatory public tender offer to acquire up to an additional 21.5% of the outstanding shares of APPM for approximately $104 million in cash. International Paper anticipates acquiring up to 75% of APPM’s outstanding shares through these two transactions. APPM is one of the leading integrated paper manufacturers in India, with two mills that have a combined capacity of about 250,000 tonnes of uncoated freesheet papers annually. This transaction is expected to close upon approval by all regulatory jurisdictions.

In accordance with Securities and Exchange Board of India (SEBI) regulations, International Paper placed approximately $105 million into an escrow account in connection with the planned tender offer. In the unlikely event that International Paper fails to fulfill its obligations under the applicable SEBI regulations,

SEBI may direct the amount of cash remaining in escrow to be distributed in equal proportion to APPM shareholders who have successfully tendered their shares, the SEBI Investor Protection and Education Fund, and APPM. On August 3, 2011, International Paper received a letter from SEBI directing that the tender offer price be increased to pay to all APPM public shareholders the same non-compete payment that we have agreed to pay to the majority shareholders. SEBI’s direction about the non-compete payment is not consistent with our understanding of prevailing securities law in India and we intend to appeal it before proceeding with the tender offer.

On June 30, 2010, International Paper completed the acquisition of SCA Packaging Asia (SCA) for a purchase price of $202 million, including $168 million in cash plus assumed debt of $34 million. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia.

The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired.

In millions
Cash and temporary investments	$19
Accounts and notes receivable, net	70
Inventory	24
Other current assets	2
Plants, properties and equipment, net	103
Goodwill	30
Other intangible assets	38

Total assets acquired	286

Accounts payable and accrued liabilities	66
Deferred tax liability	7
Non-controlling interest	8
Other liabilities	3

Total liabilities assumed	84

Net assets acquired	$202

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Land-use rights	$29	39 years
Customer relationships	9	16 years

Total	$38

NOTE 7 – BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision that could require KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million before taxes ($30 million after taxes) that otherwise would have been owed in full under the agreement in 2012. This amount has been included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011, and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

Other Divestitures and Impairments

In connection with the preparation of the accompanying consolidated financial statements, based on a current strategic plan update of projected future operating results of Shorewood’s North American asset group within the Company’s Consumer Packaging segment, a determination was made that the current book value of the asset group exceeded its estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $129 million charge ($104 million after taxes) was recorded during the three months ended June 30, 2011 in the Company’s Consumer Packaging segment to write down the long-lived assets of the asset group to their estimated fair value.

During the three months ended March 31, 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value.

The charges discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were as follows:

In millions	June 30, 2011	December 31, 2010
Temporary investments	$1,760	$1,752

Accounts and Notes Receivable

Accounts and notes receivable, net of allowances, by classification were:

In millions	June 30, 2011	December 31, 2010
Accounts and notes receivable, net:
Trade	$3,318	$2,854
Other	643	185

Total	$3,961	$3,039

Inventories

Inventories by major category were:

In millions	June 30, 2011	December 31, 2010
Raw materials	$421	$419
Finished pulp, paper and packaging	1,536	1,505
Operating supplies	379	364
Other	69	59

Total	$2,405	$2,347

Depreciation Expense

Depreciation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Depreciation expense	$320	$348	$642	$703

Valuation Accounts

Certain valuation accounts were as follows:

In millions	June 30, 2011	December 31, 2010
Accumulated depreciation	$19,492	$18,991
Allowance for doubtful accounts	140	129

There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2011 or 2010.

Interest

Cash payments related to interest were as follows:

	Six Months Ended June 30,
In millions	2011	2010
Interest payments	$312	$327

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Interest expense (a)	$150	$164	$300	$322
Interest income (a)	13	7	27	16
Capitalized interest costs	4	3	8	6

(a)	Interest expense and interest income exclude approximately $12 million and $26 million for the three months and six months ended June 30, 2011, respectively, and $5 million and $15 million for the three months and six months ended June 30, 2010, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Service cost	$0	$0	$1	$1
Interest cost	6	6	11	12
Actuarial loss	3	2	5	6
Amortization of prior service credit	(7)	(8)	(13)	(16)

Net postretirement benefit expense	$2	$0	$4	$3

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2011:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2011
Goodwill	$1,151		$2,418		$1,768	$400	$5,737
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	1,151		653		104	400	2,308

Reclassifications and other (b)	3		39		2	0	44
Additions/reductions	7	(c)	(15	) (d)	0	0	(8)
Balance as of June 30, 2011
Goodwill	1,161		2,442		1,770	400	5,773
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,161		$677		$106	$400	$2,344

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents purchase price adjustments related to the finalization of the SCA Packaging Asia acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

OTHER INTANGIBLES

The net carrying amount of identifiable intangible assets (such as trade names, customer lists, patented technology, etc.), excluding goodwill, was as follows:

In millions	June 30, 2011	December 31, 2010
Intangible assets	$256	$261

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Amortization expense related to intangible assets	$9	$7	$17	$15

NOTE 10 – INCOME TAXES

International Paper made income tax payments, net of refunds, as follows:

	Six Months Ended June 30,
In millions	2011	2010
Income tax payments (refunds)	$11	$(91)

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2011:

In millions	Unrecognized Tax Benefits		Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2010	$(199)		$(100)
Activity for three months ended March 31, 2011	11		7
Activity for three months ended June 30, 2011	(707	)(a)	(4)

Balance at June 30, 2011	$(895)		$(97)

(a)	This activity primarily relates to the potential benefit resulting from the amended 2009 tax return claiming the alternative fuel mixture credit as non-taxable income (see Note 5).

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $50 million during the next 12 months.

Included in the Company’s income tax provisions for the six months ended June 30, 2011 and 2010, are $(37) million and $(93) million, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2011	2010
Special items and other charges:
Restructuring and other charges	$(27)	$(139)
Tax-related adjustments:
Incentive plan deferred tax write-off	0	14
Medicare D deferred tax write-off	0	32
State tax adjustments	5	0
Expired tax contingency reserves	(15)	0

Income tax provision (benefit) related to special items and discontinued operations	$(37)	$(93)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potentially responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $94 million.

One of the sites included above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In November 2010 the EPA provided comments that limited the number of acceptable remedial action alternatives that the Company may be allowed to pursue and adopted more restrictive clean up requirements for the site. As a result, the Company increased its remediation reserve for this site from $6 million to $24 million in the fourth quarter of 2010, reflecting its estimate of the low end of the range of estimated remediation costs, since at that time, no one of the alternatives identified by the EPA was more likely than the other to be approved. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the Company has adjusted the overall remediation reserve for the site from $24 million to $51 million to address this recent selection of an alternative for the soil remediation component of the overall site remedy. The EPA’s final decision on the soil remedy is anticipated later this year. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

In addition to the above proceedings, other remediation costs related to regulatory matters, typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $50 million. Other than as described above, completion of required remedial actions is not expected to have a material adverse effect on our consolidated financial statements.

On April 8, 2011, the United States District Court for the Northern District of Illinois denied motions by the Company and eight other U.S. and Canadian containerboard producers to dismiss a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a nationwide class of direct purchasers of containerboard products, treble damages, and costs, including attorneys’ fees. In January 2011, the Company was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that the Company and other containerboard producers violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a class of Tennessee indirect purchasers of containerboard products, damages, and costs, including attorneys’ fees. The Company believes the allegations in both lawsuits are without merit, but both lawsuits are in preliminary stages and the costs and other effects of pending litigation cannot be determined with certainty or reasonably estimated. Although we believe that the outcome of these lawsuits will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

In May 2008, a recovery boiler at the Company’s Vicksburg, Mississippi facility exploded, resulting in one fatality and injuries to employees of contractors working on the site. The Company has resolved all of the eight original lawsuits arising from this matter. However, two new personal injury cases were filed in January 2011 and then two more in April 2011, just prior to the expiration of the three-year statute of limitation. The Company believes it has adequate insurance to resolve these remaining matters, and these lawsuits should not have a material adverse effect on its consolidated financial statements.

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

During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the six months ended June 30, 2011 and the year ended December 31, 2010.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from a third party lender, which effectively monetized the Timber Notes. Certain provisions of the respective loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days by letters of credit from a qualifying institution. The Company retained to provide management services for the third-party entities that hold the Timber Notes, has, on occasion, successfully replaced banks that fell below the specified threshold as required by the loan agreements.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at June 30, 2011 and December 31, 2010. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $102 million and $129 million at June 30, 2011 and December 31, 2010, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million is included in Notes payable and current maturities of long-term debt at June 30, 2011 and December 31, 2010.

Activity between the Company and the Entities was as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Revenue (a)	$12	$5	$25	$18
Expense (a)	19	19	39	40
Cash receipts (b)	0	0	14	19
Cash payments (c)	0	0	40	44

(a)	The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments include both interest and principal on the associated debt obligations discussed above.

Based on an analysis of the Entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the Entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structures is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the six months ended June 30, 2011 and the year ended December 31, 2010.

Activity between the Company and the 2001 financing entities was as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Revenue (loss) (a)	$0	$(5)	$1	$(2)
Expense (a)	0	4	3	6
Cash receipts (b)	0	1	0	2
Cash payments (c)	0	3	3	6

(a)	The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments are related to interest on the associated debt obligations discussed above.

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

Due to the maturity of the 2001 Monetized Notes and consolidation of the 2001 financing entities, Notes payable and current maturities of long-term debt decreased by $21 million in the first quarter of 2011. Deferred tax liabilities associated with the 2001 forestlands sales decreased by $164 million. Effective April 30, 2011, International Paper liquidated its interest in the 2001 financing entities.

Activity between the Company and the 2002 financing entities was as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2011	2010	2011	2010
Revenue (a)	$1	$1	$2	$2
Expense (b)	1	2	3	4
Cash receipts (c)	0	1	1	2
Cash payments (d)	51	2	53	4

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper.
(d)	The payments include both interest and principal on the associated debt obligations.

On May 31, 2011, the third party equity holder of the 2002 financing entities retired its Class A interest in the entities for $51 million. As a result of the retirement, effective May 31, 2011, International Paper owns 100% of the 2002 financing entities. Based on an analysis performed by the Company after the retirement, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it is the primary beneficiary of the 2002 financing entities and thus consolidated the entities effective May 31, 2011.

Due to the consolidation of the 2002 financing entities, Notes payable and current maturities of long-term debt increased $165 million and Long-term debt decreased $211 million in the second quarter of 2011. Deferred charges and other assets decreased $486 million due to the elimination of the Company’s variable interest in the 2002 financing entities, while Accounts and notes receivable, net increased $441 million due to the consolidation of the 2002 Monetized Notes.

Outstanding debt related to the 2002 financing entities of $167 million and $3 million is included in Notes payable and current maturities of long-term debt in the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. Additional debt related to these entities of $183 million and $445 million is included in Long-term debt in the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. The Company retained no interest in the 2002 financing entities at June 30, 2011 but retained an interest of $486 million at December 31, 2010, which is included in Deferred charges and other assets in the accompanying consolidated balance sheet. The 2002 Monetized Notes of $441 million are included in Accounts and notes receivable, net in the accompanying consolidated balance sheet at June 30, 2011.

The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.

Preferred Securities of Subsidiaries

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of June 30, 2011, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $3 million for each of the six months ended June 30, 2011 and 2010. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

Amounts related to early debt extinguishment during the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Debt reductions (a)	$0	$108	$129	$228
Pre-tax early debt extinguishment costs (b)	0	21	32	26

(a)	Reductions related to notes with interest rates ranging from 5.3% to 9.375% with original maturities from 2015 to 2019 for the three months ended June 30, 2010, and from 6.2% to 9.375% with original maturities from 2018 to 2025 and from 5.25% to 9.375% with original maturities from 2010 to 2027 for the six months ended June 30, 2011 and 2010, respectively.
(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

At June 30, 2011 and December 31, 2010, International Paper classified $183 million and $100 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed credit facility, to renew or convert these obligations.

At June 30, 2011, the fair value of International Paper’s $8.5 billion of debt was approximately $9.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions, except for fuel oil contracts notional	June 30, 2011		December 31, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; in sell notional): (a)
British pounds / Brazilian real	4		8
European euro/ Brazilian real	2		4
European euro / Polish zloty	215		223
U.S. dollar / Brazilian real	29		74
U.S. dollar / European euro	27		0
Fuel oil contracts (in barrels)	24,000	(b)	200,000
Natural gas contracts (in MMBTUs)	7	(c)	12
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	474		274
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; in sell notional):
European euro / U.S. dollar	0		85
Indian rupee / U.S. dollar	4,813		0
South Korean won / U.S. dollar	8,076		8,076
U.S. dollar / Brazilian real	14		0
U.S. dollar / European euro	0		109
U.S. dollar / Indian rupee	320		0
Interest rate contracts (in USD)	154	(d)	154	(d)

(a)	These contracts had maturities of three years or less as of June 30, 2011.
(b)	These contracts had maturities of one year or less as of June 30, 2011.
(c)	These contracts had maturities of two years or less as of June 30, 2011.
(d)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in accumulated other comprehensive income (AOCI), net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Six Months Ended June 30,
In millions	2011	2010
Foreign exchange contracts	$10	$9
Fuel oil contracts	2	(3)
Natural gas contracts	(2)	(14)

Total	$10	$(8)

During the next 12 months, the amount of the June 30, 2011 AOCI balance, after tax, that will be reclassified to earnings is $4 million of a loss.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$5	$8	$12	$16	Cost of products sold
Fuel oil contracts	1	0	3	1	Cost of products sold
Natural gas contracts	(4)	(5)	(10)	(11)	Cost of products sold

Total	$2	$3	$5	$6

	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$8	$12	$7	$26	Interest expense, net
Debt	(8)	(12)	(7)	(26)	Interest expense, net

Total	$0	$0	$0	$0

Derivatives Not Designated as Hedging Instruments:
Embedded Derivatives	$0	$2	$(1)	$3	Interest expense, net
Foreign exchange contracts	(5)	(2)	(7)	0	Cost of products sold
Interest rate contracts	0	6	1	12	Interest expense, net

Total	$(5)	$6	$(7)	$15

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2011				2010
In millions	Issued		Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$100	(a)	$0	$0	$0	$100	$2
First Quarter	100	(a)	0	0	0	700	0

Total	$200		$0	$0	$0	$800	$2

(a)	Fixed-to-floating interest rate swaps were effective when issued and mature in June 2014 and April 2015.

Fair Value Measurements

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$17	(a)	$10	(e)	$0		$0
Foreign exchange contracts – cash flow	13	(b)	18	(f)	0		1	(h)
Fuel oil contracts – cash flow	1	(c)	3	(c)	0		0
Natural gas contracts – cash flow	0		0		18	(g)	32	(i)

Total derivatives designated as hedging instruments	$31		$31		$18		$33

Derivatives not designated as hedging instruments
Embedded derivatives	$7	(d)	$8	(d)	$0		$0
Foreign exchange contracts	3	(c)	1	(c)	3	(g)	5	(g)
Interest rate contracts	0		0		7	(h)	8	(h)

Total derivatives not designated as hedging instruments	$10		$9		$10		$13

Total derivatives	$41		$40		$28		$46

(a)	Includes $2 million recorded in Accounts and notes receivable, net, and $15 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Includes $9 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)	Included in Other current assets in the accompanying consolidated balance sheet.
(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $3 million recorded in Accounts and notes receivable, net, and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(f)	Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(g)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(h)	Included in Other liabilities in the accompanying consolidated balance sheet.
(i)	Includes $27 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $21 million and $32 million as of June 30, 2011 and December 31, 2010, respectively. The Company was not required to post any collateral as of June 30, 2011 or December 31, 2010. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Service cost	$31	$29	$60	$58
Interest cost	137	134	272	270
Expected return on plan assets	(179)	(157)	(357)	(315)
Actuarial loss	55	43	106	87
Amortization of prior service cost	8	8	16	16

Net periodic pension expense	$52	$57	$97	$116

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plan in 2011. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2011. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2011.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As of June 30, 2011, 16.8 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Total stock-based compensation expense (selling and administrative)	$22	$14	$49	$21
Income tax benefits related to stock-based compensation	0	0	86	75

At June 30, 2011, $142 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

Performance Share Plan

Under the Performance Share Plan (PSP), awards are granted by the Committee to approximately 1,100 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Expected volatility	28.19% - 62.58%	28.19% - 62.58%
Risk-free interest rate	0.09% - 0.99%	0.09% - 0.99%

The following summarizes the activity for PSP for the six months ended June 30, 2011:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	6,812,594	$23.31
Granted	4,314,376	28.04
Shares Issued (a)	(2,450,544)	32.82
Forfeited	(306,375)	24.27

Outstanding at June 30, 2011	8,370,051	$22.93

(a)	Includes 72,033 shares/units held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of June 30, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	18,245,253	$37.73
Granted	0	0
Exercised	(1,850)	32.54
Forfeited	(17,160)	35.26
Expired	(1,190,609)	35.31

Outstanding at June 30, 2011	17,035,634	$37.90	1.9	$0

All options were fully vested and exercisable as of June 30, 2011.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2011:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	167,500	$26.95
Granted	16,500	26.36
Shares Issued	(38,250)	26.90
Forfeited	0	0

Outstanding at June 30, 2011	145,750	$26.89

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

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Industrial Packaging	$2,705	$2,440	$5,260	$4,660
Printing Papers	1,585	1,445	3,115	2,850
Consumer Packaging	945	845	1,850	1,650
Distribution	1,655	1,630	3,295	3,210
Forest Products (1)	0	5	0	15
Corporate and Intersegment Sales	(242)	(244)	(485)	(457)

Net Sales	$6,648	$6,121	$13,035	$11,928

Operating profit by industry segment for the six months ended June 31, 2011 and 2010 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2011		2010		2011		2010
Industrial Packaging	$269		$192	(2)	$548	(2)	$233	(2)
Printing Papers	243	(3)	47	(3)	444	(3)	(31	)(3)
Consumer Packaging	(33	)(4)	48	(4)	67	(4)	76	(4)
Distribution	4	(5)	26		9	(5)	47
Forest Products (1)	0		40		0		48

Operating Profit	483		353		1,068		373
Interest expense, net	(137)		(157)		(273)		(306)
Noncontrolling interests/equity earnings adjustment (6)	9		7		7		15
Corporate items, net	(36)		(54)		(80)		(105)
Restructuring and other charges	(26)		(31)		(61)		(34)

Earnings (loss) from continuing operations before income taxes and equity earnings	$293		$118		$661		$(57)

Equity earnings (loss), net of taxes – Ilim	$57		$5		$101		$2

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products is no longer reported as a separate industry segment.
(2)	Includes charges of $2 million for the six months ended June 30, 2011 and $1 million and $3 million for the three months and six months ended June 30, 2010, respectively, for additional closure costs for the Etienne mill in France, a gain of $7 million for the six months ended June 30, 2011 for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey, and a charge of $3 million for the six months ended June 30, 2010 for closure costs for U.S. mills closed in 2009.
(3)	Includes a gain of $21 million for the three months and six months ended June 30, 2011 related to the repurposing of the Franklin, Virginia mill to produce fluff pulp, charges of $111 million and $315 million for the three months and six months ended June 30, 2010, respectively, for shutdown costs for the Franklin, Virginia mill, and a charge of $8 million for the six months ended June 30, 2011 for asset impairment costs associated with the Inverurie mill in Scotland.
(4)	Includes a charge of $129 million for the three months and six months ended June 30, 2011 for a fixed asset impairment and charges of $2 million and $3 million for the three months and six months ended June 30, 2011, respectively, and $1 million and $4 million for the three months and six months ended June 30, 2010, respectively, related to the reorganization of the Company’s Shorewood operations.

(5)	Includes charges of $10 million and $17 million for the three months and six months ended June 30, 2011, respectively, associated with the restructuring of the Company’s xpedx operations.
(6)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

NOTE 18 – SUBSEQUENT EVENTS

On July 12, 2011, International Paper commenced a fully financed tender offer for all outstanding common shares of Temple-Inland Inc. for $30.60 per share in cash. International Paper has secured committed financing and the offer is not conditioned on financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to International Paper shareholders before special items of $0.80 in the second quarter of 2011, exceeding 2011 first quarter earnings of $0.74 and almost doubling 2010 second quarter earnings of $0.42. Diluted earnings (loss) per share attributable to International Paper shareholders were $0.52 in the second quarter of 2011, compared with $0.78 in the first quarter of 2011 and $0.21 in the second quarter of 2010.

The second quarter of 2011 was a strong quarter for International Paper, with solid earnings that were driven by our balanced segment and global portfolio. Despite encountering a seasonal demand uptick domestically compared to the first quarter, year-over-year volume growth reflected a global economy that is still recovering, not fully recovered. Our domestic box demand, while strong, was hampered by a light agricultural season in the West due to unfavorable weather conditions. Demand improved for our packaging products outside the U.S. during the quarter. Prices in our printing papers businesses were up across all regions. Generally, our mills and converting plants continued to run exceptionally well with very good execution on outages. As expected, we saw an increase in input costs, primarily related to chemicals and transportation costs, and we experienced higher costs for planned mill maintenance outages. Also, an unplanned outage at our Vicksburg mill due to regional flooding cost us a little over $0.03 per share of earnings during the quarter. Our share of the earnings from our Ilim joint venture increased from $44 million in the 2010 first quarter to $57 million in the current quarter, as volume and price increases for pulp combined with good operations at the mills more than offset input cost pressures. We generated free cash flow of $419 million during the 2011 second quarter, which was in line with the first quarter, even with a $48 million increase in capital spending during the current quarter.

Looking ahead to the 2011 third quarter, we expect continued steady demand domestically and seasonal decreases in Europe. Pricing on average will remain relatively stable with some pass through of previously announced increases. Higher input costs will continue across most commodities, largely offsetting reduced maintenance outage spending of $65 million. In addition to higher energy, transportation and chemical costs, increased costs for recycled fiber alone could amount to $20 to $30 million of incremental costs in the quarter.

Earnings per share attributable to International Paper shareholders before special items is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper shareholders is the most direct comparable GAAP measure. The Company calculates earnings per share before special items by excluding the results of discontinued operations and the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with diluted earnings (loss) per share, provides for a more complete analysis of the results of operations by quarter. The following is a reconciliation of earnings per share attributable to International Paper shareholders before special items to diluted earnings (loss) per share attributable to International Paper shareholders.

	Three Months Ended June 30,		Three Months Ended March 31,
	2011	2010	2011
Earnings Per Share Before Special Items	$0.80	$0.42	$0.74
Restructuring and other charges	(0.03)	(0.21)	(0.07)
Net gains (losses) on sales and impairments of businesses	(0.24)	0	(0.02)
Income tax items	(0.01)	0	0
Bargain purchase price adjustment recorded in equity earnings	0	0	0.02

Earnings Per Common Share from Continuing Operations	0.52	0.21	0.67
Discontinued operations	0	0	0.11

Diluted Earnings (Loss) Per Common Share as Reported	$0.52	$0.21	$0.78

RESULTS OF OPERATIONS

For the second quarter of 2011, International Paper Company reported net sales of $6.6 billion, compared with $6.1 billion in the second quarter of 2010 and $6.4 billion in the first quarter of 2011.

Net earnings attributable to International Paper totaled $224 million, or $0.52 per share, in the 2011 second quarter. This compared with $93 million, or $0.21 per share, in the second quarter of 2010 and $342 million, or $0.78 per share, in the first quarter of 2011.

Earnings from continuing operations attributable to International Paper Company were $224 million in the second quarter of 2011 compared with $93 million in the second quarter of 2010 and $293 million in the first quarter of 2011. Compared with the second quarter of 2010, earnings in the 2011 second quarter benefited from higher average sales price realizations ($156 million), higher sales volumes ($12 million), the net impact of lower operating costs and a less favorable mix of products sold ($36 million), and lower net interest expense ($15 million). These benefits were partially offset by higher mill outage costs ($14 million), higher raw material and freight costs ($65 million), lower earnings from land sales ($27 million), and a higher income tax expense ($8 million) reflecting a higher estimated tax rate. Corporate and other items were $5 million lower in the second quarter of 2011 which includes a $33 million benefit for a bad debt expense related to a large envelope company in the 2010 second quarter, partially offset by a $20 million expense related to downtime at the Vicksburg mill due to the flooding of the Yazoo River in the current quarter. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $52 million higher in the 2011 second quarter than in the 2010 second quarter. Net special items were a loss of $119 million in the 2011 second quarter, compared with a net special item loss of $88 million in the 2010 second quarter.

Compared with the first quarter of 2011, earnings benefited from higher average sales price realizations ($8 million), higher sales volumes ($33 million), the net impact of lower operating costs and a less favorable mix of products sold ($48 million), and a lower income tax provision ($1 million). These benefits were partially offset by higher mill outage costs ($48 million), higher raw material and freight costs ($21 million), and increased corporate items and other costs ($14 million) including $20 million of costs related to the Vicksburg mill flood. Net interest expense decreased slightly ($1 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $13 million versus the first quarter. Net special items were a loss of $119 million in the 2011 second quarter, compared with a loss of $29 million in the 2011 first quarter.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on industry segment operating profit. This is defined as earnings before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and corporate special items.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its total industry operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2011	2010	2011
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$224	$93	$293
Add back (deduct):
Income tax provision (benefit)	118	25	123
Equity (earnings) loss, net of taxes	(57)	(7)	(53)
Noncontrolling interests, net of taxes	8	7	5

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	293	118	368
Interest expense, net	137	157	136
Noncontrolling interests / equity earnings included in operations	(9)	(7)	2
Corporate items	36	54	44
Special items:
Restructuring and other charges	26	31	35

	$483	$353	$585

Industry Segment Operating Profit
Industrial Packaging	$269	$192	$279
Printing Papers	243	47	201
Consumer Packaging	(33)	48	100
Distribution	4	26	5
Forest Products (1)	0	40	0

Total Industry Segment Operating Profit	$483	$353	$585

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products is no longer reported as a separate industry segment.

Industry Segment Operating Profit

Total industry segment operating profits were $483 million in the 2011 second quarter compared with $353 million in the 2010 second quarter and $585 million in the 2011 first quarter. Compared with the second quarter of 2010, operating profits in the current quarter benefited from higher average sales price realizations ($227 million), higher sales volumes ($18 million), and the net impact of lower operating costs and a less favorable mix of products sold ($52 million). These benefits were partially offset by higher mill outage costs ($20 million), higher raw material and freight costs ($94 million), and lower gains from land sales ($40 million). Corporate and other items were $6 million higher in the second quarter of 2011 including a $33 million benefit for a bad debt expense related to a large envelope company in the 2010 second quarter, partially offset by a $20 million expense related to downtime at the Vicksburg mill due to the flooding of the Yazoo River in the current quarter. Special items were a loss of $120 million in the 2011 second quarter, compared with a special item loss of $113 million in the 2010 second quarter.

Compared with the 2011 first quarter, operating profits benefited from higher average sales price realizations ($13 million), higher sales volumes ($50 million), and the net impact of lower operating costs and a less favorable mix of products sold ($71 million). These benefits were partially offset by higher mill outage costs ($72 million), higher raw material and freight costs ($31 million), and higher corporate items and other costs

($24 million) including $20 million of costs related to the Vicksburg flood. Special items were a loss of $120 million in the 2011 second quarter, compared with a special item loss of $11 million in the 2011 first quarter.

During the 2011 second quarter, International Paper took approximately 325,000 tons of downtime of which approximately 80,000 tons were related to production outages at the Vicksburg mill caused by the flooding of the Yazoo River, and about 25,000 tons were market related compared with approximately 214,000 tons of downtime of which essentially none was market related in the 2010 second quarter. During the 2011 first quarter, International Paper took approximately 225,000 tons of downtime, which included 93,000 tons that were market related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2011	2010	2011	2010
Industrial Packaging
Corrugated Packaging	1,913	1,956	3,723	3,765
Containerboard	620	602	1,175	1,233
Recycling	609	644	1,252	1,224
Saturated Kraft	45	50	84	91
Bleached Kraft	25	21	48	43
European Industrial Packaging	266	259	539	517
Asian Box (2)	116	43	219	82

Industrial Packaging	3,594	3,575	7,040	6,955

Printing Papers
U.S. Uncoated Papers	656	667	1,318	1,367
European and Russian Uncoated Papers	306	310	618	618
Brazilian Uncoated Papers	270	282	543	530

Uncoated Papers	1,232	1,259	2,479	2,515

Market Pulp (3)	364	317	705	668

Consumer Packaging
U.S. Coated Paperboard	364	354	728	693
European Coated Paperboard	80	86	164	176
Asian Coated Paperboard	258	217	480	438
Other Consumer Packaging	47	44	92	84

Consumer Packaging	749	701	1,464	1,391

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes SCA Packaging volumes from date of acquisition in June 2010.
(3)	Includes internal sales to mills.

Discontinued Operations

The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision that could require KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million before taxes ($30 million after taxes) that otherwise would have been owed in full under the agreement in 2012. This amount has been included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011 and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

Income Taxes

The income tax provision was $118 million for the 2011 second quarter. Excluding a benefit of $27 million related to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $123 million for the 2011 first quarter. Excluding a $17 million tax benefit related to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $25 million for the 2010 second quarter. Excluding a $56 million tax benefit related to the tax effects of special items, the effective income tax rate for continuing operations was 31% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2011 second quarter was $137 million compared with $136 million in the 2011 first quarter and $157 million in the 2010 second quarter. The lower net expense compared with the prior year is due to debt reduction.

Corporate items, net, of $36 million in the 2011 second quarter were lower than the $44 million of net expense in the 2011 first quarter and the $54 million of net expense in the 2010 second quarter. The decrease compared with both the 2011 first quarter and 2010 second quarter reflects lower supply chain project costs. The decrease compared with the 2010 second quarter also reflects lower pension costs.

Special Items

Restructuring and Other Charges

2011: During the second quarter of 2011, restructuring and other charges totaling a gain of $10 million before taxes (a gain of $7 million after taxes) were recorded, including a $10 million pre-tax charge ($6 million after taxes) for restructuring costs related to the Company’s xpedx business, a $21 million pre-tax gain (a $13 million gain after taxes) related to a change in the estimate of closure costs related to the Franklin, Virginia mill due to the Company’s decision to repurpose a portion of the mill to produce fluff pulp and a $1 million pre-tax charge ($0 million after taxes) for other items. Additionally during the quarter, a $5 million after-tax charge was recorded for tax adjustments related to legislative changes and audit settlements.

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

2010: During the second quarter of 2010, restructuring and other charges totaling $144 million before taxes ($88 million after taxes) were recorded, including a $111 million pre-tax charge ($68 million after taxes) for closure costs related to the paper mill and associated operations in Franklin, Virginia (including $46 million of accelerated depreciation and $36 million of environmental closure costs), a $2 million pre-tax charge ($1 million after taxes) for costs associated with the Company’s S&A reduction initiative, and $18 million pre-tax charge ($11 million after taxes) for costs related to the early extinguishment of debt, an $11 million pre-tax charge ($7 million after taxes) to write off an Ohio Commercial Activity tax receivable and a $2 million pre-tax charge ($1 million after taxes) for other items.

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

Other Divestitures and Impairments

2011: In connection with the preparation of the accompanying consolidated financial statements, based on a current strategic plan update of projected future operating results of Shorewood’s North American asset group within the Company’s Consumer Packaging segment, a determination was made that the current book value of the asset group exceeded its estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $129 million charge ($104 million after taxes) was recorded during the three months ended June 30, 2011 in the Company’s Consumer Packaging segment to write down the long-lived assets of the asset group to their estimated fair value.

During the first quarter of 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value.

The charges discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the second quarter of 2011.

Industrial Packaging

	2011			2010
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$2,705	$2,555	$5,260	$2,440	$2,220	$4,660
Operating Profit	269	279	548	192	41	233

Industrial Packaging net sales for the second quarter of 2011 were 6% higher than in the first quarter of 2011 and 11% higher than in the second quarter of 2010. Operating profits in the first quarter of 2011 included a $7 million gain for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. In addition, operating profits included $2 million in the first quarter of 2011 and $1 million in the second quarter of 2010 of expenses related to the closure of the Etienne mill in France. Excluding these items, operating profits in the second quarter of 2011 were 2% lower than in the first quarter of 2011 and 39% higher than in the second quarter of 2010.

North American Industrial Packaging net sales were $2.2 billion in the second quarter of 2011 compared with $2.1 billion in both the first quarter of 2011 and the second quarter of 2010. Operating earnings were $253 million in the second quarter of 2011 compared with $256 million in the first quarter of 2011 and $172 million in the second quarter of 2010.

Sales volumes in the second quarter of 2011 increased compared with the first quarter of 2011, reflecting seasonally stronger market demand for boxes. Containerboard sales volumes were also higher due to seasonality of the domestic business and increased export shipments. Average sales price realizations decreased for containerboard in both domestic and export markets. Box sales price realizations also declined due to changes in product mix. Input costs for wood were lower, but were partially offset by higher recycled fiber costs. Freight costs increased due to higher fuel costs. Planned maintenance downtime costs were $41 million higher in the second quarter of 2011, which should represent the highest maintenance cost quarter of the year. In addition, the Vicksburg mill was down for most of May and June due to flooding of the Yazoo River which resulted in about $20 million of costs related to lost production and other expenses. Despite losing about 80,000 tons of production, our domestic customers experienced no supply interruptions, but we missed opportunities to export more volume.

Compared with the second quarter of 2010, sales volumes in the second quarter of 2011 were about flat overall with increased export containerboard shipments offsetting lower box shipments. Average sales price realizations were significantly higher reflecting the realization of price increases in the second half of 2010 for containerboard in both domestic and export markets and for boxes. Input costs for wood were lower, but were more than offset by higher costs for recycled fiber, energy, starch and wax. Freight costs were also higher. Planned maintenance downtime costs were $31 million higher in the second quarter of 2011 due to the timing of the outages year-over-year. Excluding the impact of the Vicksburg mill flood, manufacturing operating costs were favorable.

Looking ahead to the third quarter, sales volumes for boxes are expected to track the growth of the recovering economy. Input costs are expected to continue to increase. Planned maintenance downtime costs should be $57 million lower than in the second quarter. The Vicksburg mill is up and running in the third quarter.

European Industrial Packaging net sales were $295 million in the second quarter of 2011 compared with $280 million in the first quarter of 2011 and $235 million in the second quarter of 2010. Operating earnings were $16 million compared with $22 million ($17 million excluding a bargain purchase price adjustment in Turkey and facility closure costs for the Etienne mill in France) in the first quarter of 2011 and $18 million ($19 million excluding facility closure costs for the Etienne mill in France) in the second quarter of 2010.

Sales volumes in the second quarter of 2011 were lower than in the first quarter of 2011 reflecting seasonally weaker demand for packaging in the Moroccan fruit and vegetable market. Demand for packaging in the industrial markets softened. Average sales margins decreased due to competitive pressures on sales prices in Spain and Italy which have hindered the pass-through of increased board costs. Input costs for energy have decreased, but operating costs were higher due to a shoe press failure and a slower than expected startup following a planned maintenance outage at the Kenitra mill in Morocco.

Compared with the second quarter of 2010, sales volumes increased in the second quarter of 2011 due to a stronger fruit and vegetable season which had been adversely affected by poor weather conditions in the second quarter of 2010. Demand for packaging in the industrial market has grown slightly. Average sales margins are significantly lower as board costs rose more than box prices have increased.

Looking ahead to the third quarter of 2011, sales volumes are expected to be lower reflecting the seasonal decline in the fruit and vegetables markets in most regions and a Moroccan holiday in August. Demand in the industrial markets is expected to continue to weaken. Average sales margins should improve as June contract sales price increases will begin to be realized and board costs should be lower.

Asian Industrial Packaging net sales for the packaging operations were $105 million in the second quarter of 2011 compared with $95 million in the first quarter of 2011 and $30 million in the second quarter of 2010. Operating earnings for the packaging operations were a loss of $1 million in the second quarter of 2011, about breakeven in the first quarter of 2011 and a gain of $1 million in the second quarter of 2010. Net sales and operating profits include the results of SCA Packaging Asia since the acquisition in June 2010.

Net sales for the distribution operations were $85 million in the second quarter of 2011 compared with $65 million in the first quarter of 2011 and $55 million in the second quarter of 2010. Operating earnings were about $1 million in all periods presented.

Compared with the first quarter of 2011, sales volumes and average sales margins increased while operating costs were higher. The second quarter of 2011 included $2 million of box plant consolidation costs in Singapore. Earnings in the third quarter of 2011 are expected to reflect continued positive market demand, although average sales margins may be squeezed due to rising input costs.

Printing Papers

	2011			2010
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,585	$1,530	$3,115	$1,445	$1,405	$2,850
Operating Profit	243	201	444	47	(78)	(31)

Printing Papers net sales for the second quarter of 2011 were 4% higher than in the first quarter of 2011 and 10% higher than in the second quarter of 2010. Operating profits included a gain of $21 million in the second quarter of 2011 related to a change in estimate of closure costs related to the announced repurposing of the Franklin mill, an $8 million charge in the first quarter of 2011 for asset impairments associated with the Inverurie, Scotland mill, and a $111 million charge in the second quarter of 2010 for closure costs for the Franklin mill. Excluding these items, operating profits in the second quarter of 2011 were 6% higher than in the first quarter of 2011 and 41% higher than in the second quarter of 2010.

North American Printing Papers net sales were $695 million in the second quarter of 2011 compared with $690 million in the first quarter of 2011 and $675 million in the second quarter of 2010. Operating earnings were $122 million ($101 million excluding a gain related to a change in estimated closure costs related to the announced repurposing of the Franklin mill) compared with $88 million in the first quarter of 2011 and a loss of $65 million (a gain of $46 million excluding facility closure costs) in the second quarter of 2010.

Compared with the first quarter of 2011, tons shipped in the second quarter of 2011 were lower as slightly higher domestic shipments of uncoated freesheet paper were offset by a decrease in export shipments. However, the product mix included a higher proportion of cutsize paper which reduced the lack-of-order downtime at our sheeter plants and increased average sales margins. Average sales margins were also positively impacted by a more favorable geographic mix with a higher proportion of domestic sales versus export sales. Average sales price realizations for uncoated freesheet paper were higher, reflecting the realization of announced sales price increases for offset rolls and for cutsize paper. Input costs increased for energy, chemicals and purchased pulp. Freight costs reflected rising fuel costs. Planned maintenance outages costs were $3 million higher, while excellent mill operations resulted in favorable manufacturing operating costs.

Sales volumes in the second quarter of 2011 were lower than in the second quarter of 2010, but included a more favorable product mix and increased sheeter plant activity. Average sales price realizations were higher reflecting increased average prices for sales to export markets and the continued realization of higher domestic prices for uncoated freesheet paper that began in the second half of 2010. Input costs for energy, chemicals and purchased pulp were higher, but were partially offset by lower wood costs. Higher freight costs were due to increased fuel prices. Planned maintenance outages were taken at one fewer mill in the 2011 second quarter than in the 2010 second quarter resulting in $13 million less downtime costs. Manufacturing operating costs were favorable, largely due to the closure of the Franklin mill in the second quarter of 2010. Operating earnings in the 2010 second quarter also included a $33 million bad debt expense.

Entering the third quarter of 2011, domestic market demand for uncoated freesheet paper is expected to be seasonally higher. Average sales price realizations should be higher due to the continued realization of sales price increases announced in the second quarter for cutsize paper, offset paper rolls and converting grades. Input costs are expected to continue to increase for energy and chemicals, while wood costs should be lower. Planned maintenance downtime costs should be about flat. Manufacturing operating costs are expected to be favorable reflecting the transfer of the Franklin mill indirect costs from the Printing Papers business to the Pulp business due to the announced repurposing of a portion of the mill to pulp production.

European Printing Papers net sales were $380 million in the second quarter of 2011 compared with $360 million in the first quarter of 2011 and $320 million in the second quarter of 2010. Operating earnings in the second quarter of 2011 were $47 million compared with $49 million ($57 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) in the first quarter of 2011 and $55 million in the second quarter of 2010.

Compared with the first quarter of 2011, sales volumes in the second quarter of 2011 were seasonally lower in Europe, but were slightly higher in Russia reflecting the impact of the January holidays in the first quarter. Average sales price realizations for uncoated freesheet paper were higher in both Europe and Russia. Input costs increased for wood at both the Kwidzyn and Svetogorsk mills, while energy costs were lower. Planned maintenance downtime costs were $13 million higher in the second quarter due to an outage at the Svetogorsk mill. Operating costs were higher.

Sales volumes in the second quarter of 2011 were lower than in the second quarter of 2010 for uncoated freesheet paper, but pulp shipments in Russia increased. Average sales price realizations were significantly higher reflecting the realization of price increases in Europe during the second half of 2010 as market demand strengthened. Input costs increased for wood, energy and chemicals. Planned maintenance downtime costs were $3 million higher than in the second quarter of 2010, while mill operating costs also increased.

Entering the third quarter of 2011, sales volumes for uncoated freesheet paper in Russia should be seasonally higher, but volumes in Europe are expected to be seasonally weaker. Average sales price realizations are expected to increase in Russia, but will be about flat in Europe. Input costs for wood are expected to increase in Europe, but will be slightly lower in Russia. Planned maintenance downtime costs should be about $5 million higher due to the outage planned at the Kwidzyn mill.

Brazilian Printing Papers net sales were $295 million in the second quarter of 2011 compared with $285 million in the first quarter of 2011 and $275 million in the second quarter of 2010. Operating profits were $39 million in the second quarter of 2011, $48 million in the first quarter of 2011 and $39 million in the second quarter of 2010.

Sales volumes in the second quarter of 2011 were slightly lower than in the first quarter of 2011 in the Brazilian domestic market, and were flat in export markets. Average sales margins were slightly unfavorable due to a decrease in the proportion of higher-margin domestic sales. Average sales price realizations increased, primarily in Latin American export markets. Input costs for wood and chemicals were higher, while purchased pulp costs decreased. Planned maintenance downtime costs were $7 million higher due to an outage at the Mogi Guacu mill in the second quarter. Operating costs were favorable.

Compared with the second quarter of 2010, sales volumes in the second quarter of 2011 decreased in both domestic and export markets. Average sales margins were favorably impacted by an increase in the percentage of sales in the higher-margin domestic market. Average sales price realizations were significantly higher for sales to export markets, while sales price realizations for sales to the domestic market were slightly lower. Input costs were higher for chemicals and packaging supplies, but were partially offset by lower costs for wood, energy and purchased pulp. Planned maintenance downtime costs were $2 million higher in the 2011 second quarter. Manufacturing operating costs were favorable.

Looking ahead to the third quarter of 2011, sales volumes are expected to reflect seasonally higher market demand in the domestic market. Average sales price realizations should be about flat in the domestic market, but are expected to be higher in Latin America and Europe. Average sales margins are expected to be higher due to the increase in domestic sales. Input costs are expected to increase for natural gas and wood. Planned maintenance downtime costs should be $9 million higher due to the outage planned at the Luis Antonio mill.

Asian Printing Papers net sales were $20 million in both the second and first quarters of 2011 and $15 million in the second quarter of 2010. Operating earnings were about breakeven in all periods presented.

U.S. Market Pulp net sales in the second quarter of 2011 were $195 million compared with $175 million in the first quarter of 2011 and $160 million in the second quarter of 2010. Operating earnings were $35 million in the second quarter of 2011, $16 million in the first quarter of 2011 and $18 million in the second quarter of 2010.

Sales volumes were higher in the second quarter of 2011 than in the first quarter of 2011 reflecting solid market demand for softwood pulp and increased fluff pulp production availability which was limited in the first quarter due to planned maintenance outages. Average sales price realizations were higher for both softwood and hardwood pulp, but were lower for fluff pulp. Input costs for wood decreased, but were more than offset by higher costs for energy and chemicals. Freight costs reflected rising fuel costs. Planned maintenance downtime costs for an outage at the Riegelwood mill in the second quarter of 2011 were $13 million lower than for an outage at the Georgetown mill in the first quarter of 2011. Operating costs were favorable, reflecting excellent mill operations.

Compared with the second quarter of 2010, sales volumes increased for both fluff pulp and softwood pulp. Average sales price realizations were higher, primarily for fluff pulp. Input costs increased for chemicals and energy, but wood costs decreased. Planned maintenance downtime costs were $3 million lower in the second quarter of 2011. Manufacturing operating costs were unfavorable due to cost inflation, but distribution costs, which were unusually high in the second quarter of 2010, improved.

Entering the third quarter of 2011, sales volumes are expected to reflect stable market demand for fluff pulp, but weakening demand for softwood and hardwood pulp. Average sales price realizations will face market pressure and are expected to erode slightly. Input costs should be about flat. Planned maintenance downtime costs should be $8 million lower. Manufacturing operating costs are expected to be higher reflecting the transfer of the Franklin mill indirect costs from the Printing Papers business to the Pulp business due to the announced repurposing of a portion of the mill to pulp production.

Consumer Packaging

	2011			2010
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$945	$905	$1,850	$845	$805	$1,650
Operating Profit	(33)	100	67	48	28	76

Consumer Packaging net sales in the second quarter of 2011 were 4% higher than in the first quarter of 2011 and 12% higher than in the second quarter of 2010. Operating earnings included a fixed asset impairment charge of $129 million in the second quarter of 2011 and charges of $2 million, $1 million and $1 million in the second quarter of 2011, first quarter of 2011 and second quarter of 2010, respectively, for costs related to the reorganization of the Company’s Shorewood operations. Excluding these items, operating earnings in the second quarter of 2011 were 3% lower than in the first quarter of 2011 and about double the earnings in the second quarter of 2010.

North American Consumer Packaging net sales were $625 million in the second quarter of 2011 compared with $620 million in the first quarter of 2011 and $580 million in the second quarter of 2010. Operating earnings were a loss of $69 million (a gain of $62 million excluding asset impairment and Shorewood reorganization costs) in the second quarter of 2011 compared with $64 million ($65 million excluding Shorewood reorganization costs) in the first quarter of 2011 and $16 million ($17 million excluding Shorewood reorganization costs) in the second quarter of 2010.

Coated Paperboard sales volumes in the second quarter of 2011 were essentially unchanged from the first quarter of 2011. Domestic market demand softened during the quarter, but was offset by solid export shipments. Average sales price realizations increased across all major product lines reflecting the realization of previously announced price increases. Input costs for chemicals and energy were higher, but were partially offset by slightly lower wood costs. Planned maintenance downtime costs were $17 million higher in the second quarter of 2011 with outages at the Augusta and Riegelwood mills compared with no outages in the first quarter of 2011. Manufacturing operating costs were favorable reflecting continued strong performance at the mills.

Compared with the second quarter of 2010, sales volumes in the second quarter of 2011 increased for all major product lines except coated bristols. Average sales price realizations were significantly higher reflecting the realization of sales price increases during the fourth quarter of 2010 and the first half of 2011. Input costs for polyethylene, starch, resin and natural gas were higher, but were mostly offset by lower wood costs. Freight costs were higher due to rising fuel prices. Planned maintenance downtime costs were about $2 million lower than in the second quarter of 2010. Operating costs were favorable.

Shorewood revenues were about flat, but margins improved compared with the first quarter of 2011, as increases in the tobacco and consumer products segments more than offset a decline in the home entertainment segment. Operating costs improved reflecting the positive impacts of the business reorganization efforts. Compared with the second quarter of 2010, revenues on a comparable basis were up slightly primarily due to higher consumer products sales. Margins were lower reflecting decreased margins in the tobacco segment and higher input costs for board.

Foodservice sales volumes in the second quarter of 2011 were higher than in the first quarter of 2011 due to seasonal increases in cold cup demand. Average sales margins improved reflecting the realization of price increases and a more favorable product mix. Input costs for board and resin were higher, while manufacturing operating costs were favorable due to efficiencies resulting from higher volumes. Compared with the second quarter of 2010, sales volumes increased. Average sales margins were higher reflecting sales price increases realized in the second half of 2010 and the first half of 2011 and a more favorable mix of products sold. Input costs increased for board and resins.

Entering the third quarter of 2011, coated paperboard sales volumes are expected to be slightly higher and average sales margins are expected to improve due to a more favorable product mix. Average sales price realizations should reflect the additional realization of previously announced sales price increases. Planned maintenance downtime costs are expected to be lower with no outages scheduled in the third quarter. Input costs are expected to be higher due to increased costs for energy and chemicals. Shorewood’s revenues and margins are expected to improve driven by seasonally higher demand in the home entertainment segment as well as higher sales in the consumer products and tobacco segments. Foodservice sales volumes are expected to remain at about second-quarter levels. Average sales margins are expected to be favorable due to the realization of the July 1 contract price increases to recover rising input costs. Input costs are expected to continue to increase for board and resin, but operating costs should be lower.

European Consumer Packaging net sales were $95 million in both the second and first quarters of 2011 and $80 million in the second quarter of 2010. Operating earnings were $23 million in the second quarter of 2011 compared with $27 million in the first quarter of 2011 and $19 million in the second quarter of 2010.

Sales volumes in the second quarter of 2011 were lower than in the first quarter of 2011, primarily in Europe, despite stable market demand. Average sales price realizations were slightly higher. Input costs increased, primarily for wood. Planned maintenance downtime costs were $4 million higher than in the first quarter of 2011 due to the outage at the Svetogorsk mill. Compared with the second quarter of 2010, sales volumes were about flat. Average sales price realizations were higher in both Europe and Russia. Input costs increased for wood, energy and chemicals. Planned maintenance downtime costs were about $1 million higher.

Earnings in the third quarter of 2011 should reflect about $3 million higher planned maintenance downtime costs due to the shutdown at the Kwidzyn mill.

Asian Consumer Packaging net sales in the second quarter of 2011 were $225 million compared with $190 million in the first quarter of 2011 and $185 million in the second quarter of 2010. Operating earnings were $13 million in the second quarter of 2011, $9 million in the first quarter of 2011 and $13 million in the second quarter of 2010.

Compared with the first quarter of 2011, sales volumes were about flat. Average sales price realizations were higher reflecting the realization of announced sales price increases for folding carton board and bristols board. Input costs increased for chemicals and utilities, but pulp costs decreased. Manufacturing costs were favorable. Compared with the second quarter of 2010, sales volumes increased, but average sales margins decreased due to lower average sales price realizations and a less favorable product mix. Input costs were higher, but were offset by lower operating costs.

Looking ahead to the third quarter of 2011, average sales margins are expected to decrease due to lower average sales price realizations, partially offset by a more favorable product mix. Input costs are expected to continue to increase for chemicals and energy.

Distribution

	2011			2010
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,655	$1,640	$3,295	$1,630	$1,580	$3,210
Operating Profit	4	5	9	26	21	47

Distribution net sales in the second quarter of 2011 were 1% higher than in the first quarter of 2011 and 2% higher than in the second quarter of 2010. Operating earnings included $10 million and $7 million in the second quarter of 2011 and the first quarter of 2011, respectively, for costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating earnings in the second quarter of 2011 were 17% higher than in the first quarter of 2011, but 46% lower than in the second quarter of 2010.

Sales of papers and graphic arts supplies and equipment in the second quarter of 2011 totaled $1.0 billion, unchanged from both the first quarter of 2011 and second quarter of 2010. Trade margins as a percent of sales for printing papers were unchanged from the first quarter of 2011, but decreased from the second quarter of 2010 due to softness in some print channels. Packaging sales were $400 million in the second quarter of 2011, unchanged from the first quarter of 2011 and the second quarter of 2010. Trade margins as a percent of sales for packaging products were down from both the first quarter of 2011 and the second quarter of 2010 reflecting increased sales of commodity products. Sales of facility supply products totaled $250 million in the second quarter of 2011, unchanged from both the first quarter of 2011 and the second quarter of 2010.

Operating earnings before special items in the second quarter of 2011 were $12 million lower than in the second quarter of 2010. The lower gross profit margins together with increased freight and fuel costs caused two-thirds of the earnings decline. The balance of the decline in operating profits reflects a routine inventory valuation adjustment.

Looking ahead to the 2011 third quarter, operating results are expected to benefit from improved seasonal sales volumes and lower costs related to the Company’s reorganization efforts at xpedx.

Equity Earnings, Net of Taxes – Ilim

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended June 30, 2011 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended March 31, 2011 under the caption “Equity earnings (losses) net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $57 million in the second quarter of 2011 related to operations in the first quarter of 2011 compared with $44 million recorded in the first quarter of 2011 related to operations in the fourth quarter of 2010. Sales volumes in the first quarter of 2011 increased from the prior quarter. Market demand remained strong for softwood pulp, particularly in China, and for board products in the Russian domestic market. Hardwood pulp demand was flat. Average sales price realizations were higher quarter-over-quarter due to monthly sales price increases on export softwood pulp and board products. Input costs increased due to the traditional January 1 price increases for natural gas and electric power. In addition, operating costs reflect increases in social taxes, railway tariffs and diesel fuel. An after-tax foreign exchange gain of $9 million on the remeasurement of U.S. dollar-denominated debt was recorded in the first quarter of 2011 compared with a gain of $2 million recorded in the fourth quarter of 2010.

In the second quarter of 2010, the Company recorded equity earnings, net of taxes, for Ilim of $5 million related to operations in the first quarter of 2010. Compared to the first quarter of 2010, sales volumes in the first quarter of 2011 increased primarily due to shipments of pulp to China. Average sales price realizations were significantly higher for pulp and containerboard in both domestic and export markets. In the first quarter of 2010, the after-tax foreign exchange impact was a slight loss.

Looking forward to the results we expect to record in the Company’s third quarter of 2011 for Ilim’s second quarter, sales volumes are expected to decrease reflecting weakening market demand towards the end of the quarter for pulp in China and for board in the Russian domestic market. Average sales price realizations should increase due to higher sales prices for export softwood pulp early in the quarter. Sales prices for hardwood pulp and board are expected to remain flat. Planned maintenance outage expenses should be higher in the second quarter due to outages scheduled for the Koryazhma and Bratsk mills. The foreign exchange impact is expected to be favorable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $1.2 billion for the first six months of 2011, compared with $800 million for the comparable 2010 six-month period. Earnings from operations adjusted for non-cash charges were $1.4 billion for the first six months of 2011 compared to $1.1 billion for the first six months of 2010. Cash used for working capital components totaled $287 million for the first six months of 2011 compared to a use of $336 million for the comparable 2010 six-month period.

The Company generated free cash flow of approximately $838 million and $395 million in the first six months of 2011 and 2010, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2011	2010
Cash provided by operations	$1,162	$800
Less:
Cash invested in capital projects	(410)	(273)
Cash received from alternative fuel mixture credits	0	(132)
European A/R securitization program cessation	209	0
Tax receivable collected related to pension contributions	(123)	0

Free Cash Flow	$838	$395

Investments in capital projects totaled $410 million in the first six months of 2011 compared to $273 million in the first six months of 2010. Full-year 2011 capital spending is currently expected to be approximately $1.2 to $1.3 billion, or about 86% to 93% of depreciation and amortization expense for our current businesses.

Financing activities for the first six months of 2011 included an $84 million net reduction in debt versus a $143 million net reduction in debt during the comparable 2010 six-month period.

During the second quarter of 2011, International Paper had no early debt extinguishment.

During the first quarter of 2011, International Paper repaid approximately $129 million of notes with interest rates ranging from 6.20% to 9.375% and original maturities from 2018 to 2025. Pre-tax early debt retirement costs of $32 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

In June 2010, interest rate swap agreements designated as fair value hedges with a notional value of $100 million were terminated. The termination was not in connection with early retirement of debt. The resulting gain was immaterial.

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

Also in the first quarter of 2010, approximately $700 million fixed-to-floating interest rate swaps issued in 2009 were terminated. These terminations were not in connection with early debt retirements. The resulting gain was immaterial.

At June 30, 2011 and December 31, 2010, International Paper classified $183 million and $100 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first six months of 2011, International Paper used approximately 0.5 million shares of treasury stock for various incentive plans. Also in the first six months of 2011, International Paper acquired 1.0 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $30 million. During the first six months of 2010, International Paper used approximately 2.7 million shares of treasury stock, net of restricted stock withholding, and 1.0 million shares of newly issued common stock for various incentive plans. Payments of restricted stock withholding taxes totaled $26 million. Common stock dividend payments totaled $197 million and $66 million for the first six months of 2011 and 2010, respectively. Dividends were $0.45 per share and $0.15 per share for the first six months in 2011 and 2010, respectively. The quarterly dividend was increased to $0.2625 per share in the 2011 second quarter.

At June 30, 2011, contractual obligations for future payments of debt maturities by calendar year were as follows: $484 million in 2011; $486 million in 2012; $157 million in 2013; $558 million in 2014; $441 million in 2015; $435 million in 2016; and $5.9 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At June 30, 2011, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in November 2012 and has a facility fee of 0.50% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($983 million at June 30, 2011) under a receivables securitization program. On January 12, 2011, the Company amended the receivables securitization program to extend the maturity date from January 2011 to January 2012. The amended agreement has a facility fee of 0.40% payable monthly.

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

Tender Offer for Temple-Inland Shares

On July 12, 2011, International Paper commenced a fully financed tender offer for all outstanding common shares of Temple-Inland Inc. for $30.60 per share in cash. International Paper has secured committed financing and the offer is not conditioned on financing.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $700 million to $750 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

Cellulosic Bio-Fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would also qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for both the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons of fuel produced and consumed. To the extent a taxpayer changes its position and elects the $1.01 credit, it must re-pay the refunds received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal tax liability, and the credit may be carried forward through 2015. In contrast, the $0.50 credit is refundable in cash. Also, the cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. The Company received this registration code on February 28, 2011.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel tax credit. On July 19, 2011, the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. If that amended position is not upheld, the Company will re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.

During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 Income tax provision (benefit) resulting in a $40 million net credit to tax expense.

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

The Company has included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2011.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $97 million for International Paper’s U.S. plans for the six months ended June 30, 2011, or about $19 million less than the pension expense for the first six months of 2010. The decrease in U.S. plan expense was principally due to a higher expected return on assets reflecting increased plan assets as a result of a $1.15 billion contribution in 2010, partially offset by a decrease in the assumed discount rate to 5.6% in 2011 from 5.8% in 2010 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $1 million and $2 million for the first six months of 2011 and 2010, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-graded bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2011, the market value of plan assets for International Paper’s U.S. plans totaled approximately $8.5 billion, consisting of approximately 45% equity securities, 33% fixed income securities, and 22% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for its domestic qualified plans in 2011.The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2011. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $29 million in 2011.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) our ability to achieve the benefits we expect from strategic acquisitions and divestitures; and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by our quarterly reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 46 and 47 of International Paper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and completely and accurately reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this report).

Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 2010 second quarter, the Company completed the acquisition of SCA Packaging Asia. Integration activities, including a preliminary assessment of internal control over financial reporting, are currently in process. The initial annual assessment of internal control over financial reporting for SCA Packaging Asia business will be conducted over the course of our 2011 assessment cycle.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the Company’s material pending legal proceedings, including a discussion of any material developments in such proceedings, is found in Note 11 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in response to Part I, Item 1A of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	1,620	$30.44	N/A	N/A
May 1, 2011 – May 31, 2011	1,728	30.88	N/A	N/A
June 1, 2011 – June 30, 2011	1,837	29.16	N/A	N/A

Total	5,185	N/A	N/A	N/A

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: August 9, 2011	By	/s/ TIM S. NICHOLLS
Tim S. Nicholls Senior Vice President and Chief Financial Officer

Date: August 9, 2011	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington Vice President – Finance and Controller