Form 10-Q
period 2011-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2011-11-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 1, 2011 was 437,070,722.

INTERNATIONAL PAPER COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$6,632	$6,720	$19,667	$18,648

Costs and Expenses
Cost of products sold	4,793	4,758	14,298	13,712
Selling and administrative expenses	477	504	1,446	1,397
Depreciation, amortization and cost of timber harvested	335	362	1,011	1,096
Distribution expenses	352	339	1,053	986
Taxes other than payroll and income taxes	33	58	111	150
Restructuring and other charges	49	0	84	359
Net (gains) losses on sales and impairments of businesses	82	0	219	0
Interest expense, net	130	152	403	458

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	381	547	1,042	490
Income tax provision (benefit)	(84)	170	157	171
Equity earnings (losses), net of taxes	50	22	160	27

Earnings (Loss) From Continuing Operations	515	399	1,045	346
Discontinued operations, net of taxes	0	0	49	0

Net Earnings (Loss)	515	399	1,094	346
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	2	10	18

Net Earnings (Loss) Attributable to International Paper Company	$518	$397	$1,084	$328

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.20	$0.92	$2.40	$0.76
Discontinued operations, net of taxes	0	0	0.11	0

Net earnings (loss)	$1.20	$0.92	$2.51	$0.76

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.19	$0.91	$2.37	$0.76
Discontinued operations, net of taxes	0	0	0.11	0

Net earnings (loss)	$1.19	$0.91	$2.48	$0.76

Average Shares of Common Stock Outstanding – assuming dilution	435.2	433.8	436.7	433.8

Cash Dividends Per Common Share	$0.2625	$0.125	$0.7125	$0.275

Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$518	$397	$1,035	$328
Discontinued operations, net of taxes	0	0	49	0

Net earnings (loss)	$518	$397	$1,084	$328

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions, except par value)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$2,722	$2,073
Accounts and notes receivable, net	3,830	3,039
Inventories	2,326	2,347
Deferred income tax assets	550	339
Assets of businesses held for sale	228	0
Other current assets	279	230

Total Current Assets	9,935	8,028

Plants, Properties and Equipment, net	11,401	12,002
Forestlands	674	747
Investments	706	1,092
Goodwill	2,243	2,308
Deferred Charges and Other Assets	875	1,191

Total Assets	$25,834	$25,368

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$644	$313
Accounts payable	2,494	2,556
Accrued payroll and benefits	452	471
Liabilities of businesses held for sale	48	0
Other accrued liabilities	1,109	1,163

Total Current Liabilities	4,747	4,503

Long-Term Debt	7,801	8,358
Deferred Income Taxes	2,715	2,793
Pension Benefit Obligation	1,439	1,482
Postretirement and Postemployment Benefit Obligation	459	499
Other Liabilities	1,011	649
Equity
Common stock, $1 par value, 2011 – 438.9 shares and 2010 – 438.9 shares	439	439
Paid-in capital	5,901	5,829
Retained earnings	3,188	2,416
Accumulated other comprehensive loss	(2,077)	(1,822)

	7,451	6,862
Less: Common stock held in treasury, at cost, 2011 – 1.8 shares and 2010 – 1.2 shares	49	28

Total Shareholders’ Equity	7,402	6,834

Noncontrolling interests	260	250

Total Equity	7,662	7,084

Total Liabilities and Equity	$25,834	$25,368

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Earnings (loss) from continuing operations	$1,045	$346
Depreciation, amortization and cost of timber harvested	1,011	1,096
Cost of timberlands sold	0	143
Deferred income tax provision (benefit), net	35	397
Restructuring and other charges	84	359
Pension plan contribution	0	(1,150)
Net (gains) losses on sales and impairments of businesses	219	0
Equity (earnings) losses, net	(160)	(27)
Periodic pension expense, net	146	174
Other, net	133	(59)
Changes in current assets and liabilities
Accounts and notes receivable	(502)	(555)
Inventories	(85)	(181)
Accounts payable and accrued liabilities	13	126
Interest payable	43	49
Other	56	(131)

Cash Provided By (Used For) Operations	2,038	587

Investment Activities
Invested in capital projects	(725)	(457)
Acquisitions, net of cash acquired	(3)	(152)
Proceeds from divestitures	50	0
Escrow arrangement for acquisition	(139)	0
Other	(76)	(2)

Cash Provided By (Used For) Investment Activities	(893)	(611)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(30)	(26)
Issuance of debt	172	177
Reduction of debt	(284)	(505)
Change in book overdrafts	(27)	80
Dividends paid	(312)	(120)
Other	(9)	(24)

Cash Provided By (Used For) Financing Activities	(490)	(418)

Effect of Exchange Rate Changes on Cash	(6)	(21)

Change in Cash and Temporary Investments	649	(463)
Cash and Temporary Investments
Beginning of period	2,073	1,892

End of period	$2,722	$1,429

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 which have previously been filed with the Securities and Exchange Commission.

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

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Intangibles – Goodwill and Other

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance in January 2012.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the provisions of this guidance beginning in January 2012.

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

NOTE 3 – EQUITY

A summary of the changes in equity for the nine-month periods ended September 30, 2011 and 2010 is provided below:

	Nine Months Ended September 30,
	2011			2010
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,834	$250	$7,084	$6,023	$232	$6,255
Issuance of stock for various plans, net	81	0	81	96	0	96
Repurchase of stock	(30)	0	(30)	(26)	0	(26)
Common stock dividends ($0.7125 per share in 2011 and $0.275 per share in 2010)	(312)	0	(312)	(122)	0	(122)
Dividends paid to noncontrolling interests by subsidiary	0	(4)	(4)	0	(4)	(4)
Noncontrolling interests of acquired entities	0	0	0	0	9	9
Acquisition of noncontrolling interests	0	0	0	(12)	(7)	(19)
Comprehensive income (loss):
Net earnings (loss)	1,084	10	1,094	328	18	346
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	104	0	104	85	0	85
Non-U.S. plans	4	0	4	(3)	0	(3)
Change in cumulative foreign currency translation adjustment	(315)	4	(311)	29	2	31
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(49)	0	(49)	12	0	12
Less: Reclassification adjustment for (gains) losses included in net earnings (loss)	1	0	1	(22)	0	(22)

Total comprehensive income (loss)			843			449

Balance, September 30	$7,402	$260	$7,662	$6,388	$250	$6,638

NOTE 4 – EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each period. A reconciliation of the amounts included in the computation of basic earnings (loss) per common share, and diluted earnings (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2011	2010	2011	2010
Earnings (loss) from continuing operations	$518	$397	$1,035	$328
Effect of dilutive securities (a)	0	0	0	0

Earnings (loss) from continuing operations – assuming dilution	$518	$397	$1,035	$328

Average common shares outstanding	432.3	430.1	432.2	429.5
Effect of dilutive securities (a)
Restricted stock performance share plan	2.9	3.7	4.5	4.3
Stock options (b)	0	0	0	0

Average common shares outstanding – assuming dilution	435.2	433.8	436.7	433.8

Basic earnings (loss) from continuing operations per common share	$1.20	$0.92	$2.40	$0.76

Diluted earnings (loss) from continuing operations per common share	$1.19	$0.91	$2.37	$0.76

(a)	Securities are not included in the table in periods when antidilutive.
(b)	Options to purchase 16.9 million shares and 19.9 million shares for the three months ended September 30, 2011 and 2010, respectively, and options to purchase 16.9 million shares and 19.9 million shares for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES AND OTHER ITEMS

Restructuring and Other Charges

2011: During the three months ended September 30, 2011, restructuring and other charges totaling $49 million before taxes ($32 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$18	$13
APPM acquisition	16	10
Temple-Inland merger agreement	8	5
Shorewood	6	4
Other	1	0

Total	$49	$32

During the three months ended June 30, 2011, restructuring and other charges totaling a gain of $10 million before taxes (a gain of $7 million after taxes) were recorded. Details of these charges were as follows:

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

During the three months ended March 31, 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded. Details of these charges were as follows:

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

During the three months ended June 30, 2010, restructuring and other charges totaling $144 million before taxes ($88 million after taxes) were recorded. Details of these charges were as follows:

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

During the three months ended March 31, 2010, restructuring and other charges totaling $215 million before taxes ($132 million after taxes) were recorded. Details of these charges were as follows:

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

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, acquisitions, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel tax credit. On July 19, 2011, the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. If that amended position is not upheld, the Company will re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.

During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 fourth quarter Income tax provision (benefit), resulting in a $40 million net credit to tax expense.

As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.

NOTE 6 – ACQUISITIONS

2011: On September 6, 2011, International Paper and Temple-Inland Inc. (Temple-Inland) entered into a definitive merger agreement under which International Paper will acquire all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, plus the assumption of approximately $600 million in Temple-Inland’s debt. The total transaction is valued at approximately $4.3 billion and is expected to close in the fourth quarter of 2011 or the first quarter of 2012, subject to regulatory and Temple-Inland’s shareholders approval. The closing of the transaction is not conditioned on financing, as International Paper has secured committed financing.

On October 14, 2011, International Paper completed the acquisition of a 75% interest in Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM’s outstanding shares from the controlling shareholders for approximately $226 million in cash. These sellers have also entered into a covenant not to compete for which they received a cash payment of $57 million. International Paper also acquired an additional 21.5% of the outstanding shares of APPM in a public tender offer completed on October 8, 2011 for approximately $105 million in cash. International Paper has appealed a direction from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and International Paper has deposited approximately $23 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. The Indian Securities Appellate Tribunal is scheduled to hear the appeal on November 16, 2011. APPM is one of the leading integrated paper manufacturers in India, with two mills that have a combined capacity of about 250,000 tonnes of uncoated freesheet papers annually. This transaction positions International Paper as the first global paper and packaging company with a significant position in India’s fast growing economy. Both APPM and the India paper and packaging industry are growing at substantial rates, and this acquisition along with International Paper’s global operations and technical expertise, can accelerate that growth and create value for International Paper.

The Company will account for the acquisition under ASC 805, “Business Combinations.” APPM’s results of operations will be included in the consolidated financial statements for periods ending after October 14, 2011, the acquisition date. Given the date of acquisition, the Company has not completed the valuation of assets acquired and liabilities assumed. The Company anticipates providing a preliminary purchase price allocation and a qualitative description of factors that make up goodwill to be recognized in our Form 10-K to be filed on or before February 29, 2012. Pro forma information related to the acquisition of APPM will not be included as it does not have a material effect on the Company’s consolidated results of operations.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and recast its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011, and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

Other Divestitures and Impairments

On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings, pending regulatory approval and other customary closing conditions. During the three months ended September 30, 2011, a pre-tax charge of $82 million (after a $222 million tax benefit and a gain of $8 million related to a non-controlling interest, a gain of $148 million), was recorded to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper will retain a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of the Shorewood business have been included in continuing operations in the accompanying consolidated statement of operations instead of Discontinued operations. The assets of the Shorewood business, totaling $228 million at September 30, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the Shorewood business totaling $48 million at September 30, 2011 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. The transaction will close in stages and is expected to be completed by the end of 2011.

During the three months ended June 30, 2011, a determination was made that the current book value of the Shorewood North American asset group exceeded its estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $129 million charge ($104 million after taxes) was recorded in the Company’s Consumer Packaging segment to write down the long-lived assets of the asset group to their estimated fair value.

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

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments were as follows:

In millions	September 30, 2011	December 31, 2010
Temporary investments	$1,987	$1,752

Accounts and Notes Receivable

Accounts and notes receivable, net of allowances, by classification were:

In millions	September 30, 2011	December 31, 2010
Accounts and notes receivable, net:
Trade	$3,232	$2,854
Other	598	185

Total	$3,830	$3,039

Inventories

Inventories by major category were:

In millions	September 30, 2011	December 31, 2010
Raw materials	$386	$419
Finished pulp, paper and packaging	1,508	1,505
Operating supplies	366	364
Other	66	59

Total	$2,326	$2,347

Depreciation Expense

Depreciation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Depreciation expense	$319	$349	$961	$1,052

Valuation Accounts

Certain valuation accounts were as follows:

In millions	September 30, 2011	December 31, 2010
Accumulated depreciation	$19,320	$18,991
Allowance for doubtful accounts	127	129

There was no material activity related to asset retirement obligations during either of the nine months ended September 30, 2011 or 2010.

Interest

Cash payments related to interest were as follows:

	Nine Months Ended September 30,
In millions	2011	2010
Interest payments	$415	$432

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Interest expense (a)	$144	$162	$444	$484
Interest income (a)	14	10	41	26
Capitalized interest costs	6	4	14	10

(a)	Interest expense and interest income exclude approximately $13 million and $39 million for the three months and nine months ended September 30, 2011, respectively, and $12 million and $27 million for the three months and nine months ended September 30, 2010, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Service cost	$0	$0	$1	$1
Interest cost	5	6	16	18
Actuarial loss	2	3	7	9
Amortization of prior service credit	(6)	(7)	(19)	(23)

Net postretirement benefit expense	$1	$2	$5	$5

Sale of Timberlands

On September 23, 2010, the Company finalized the sale of 163,000 acres of properties located in the southeastern United States to an affiliate of Rock Creek Capital (the Partnership) for $199 million, resulting in a $50 million pre-tax gain ($31 million after taxes), after expenses. Cash of $160 million was received at closing, with the balance of $39 million, plus interest, to be received no later than three years from closing. In addition, the Company has retained a 20% profit interest in the Partnership.

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2011:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2011
Goodwill	$1,151		$2,418		$1,768	$400	$5,737
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	1,151		653		104	400	2,308

Reclassifications and other (b)	0		(53)		3	0	(50)
Additions/reductions	7	(c)	(22	)(d)	0	0	(15)
Balance as of September 30, 2011
Goodwill	1,158		2,343		1,771	400	5,672
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$1,158		$578		$107	$400	$2,243

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents purchase price adjustments related to the finalization of the SCA Packaging Asia acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

OTHER INTANGIBLES

The net carrying amount of identifiable intangible assets (such as trade names, customer lists, patented technology, etc.), excluding goodwill, was as follows:

In millions	September 30, 2011	December 31, 2010
Intangible assets	$218	$261

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Amortization expense related to intangible assets	$8	$7	$25	$22

NOTE 10 – INCOME TAXES

International Paper made income tax payments, net of refunds, as follows:

	Nine Months Ended September 30,
In millions	2011	2010
Income tax payments (refunds)	$10	$(75)

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2011:

In millions	Unrecognized Tax Benefits		Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2010	$(199)		$(100)
Activity for three months ended March 31, 2011	11		7
Activity for three months ended June 30, 2011	(707	)(a)	(4)
Activity for the three months ended September, 30, 2011	(5)		5

Balance at September 30, 2011	$(900)		$(92)

(a)	This activity primarily relates to the potential benefit resulting from the amended 2009 tax return claiming the alternative fuel mixture credit as non-taxable income (see Note 5).

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $50 million during the next 12 months.

Included in the Company’s income tax provisions for the nine months ended September 30, 2011 and 2010, are $(276) million and $(93) million, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2011	2010
Special items and other charges:
Restructuring and other charges	$(266)	$(139)
Tax-related adjustments:
Incentive plan deferred tax write-off	0	14
Medicare D deferred tax write-off	0	32
State tax adjustments	5	0
Expired tax contingency reserves	(15)	0

Income tax provision (benefit) related to special items and discontinued operations	$(276)	$(93)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $95 million.

One of the sites included above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In November 2010 the EPA provided comments that limited the number of acceptable remedial action alternatives that the Company may be allowed to pursue and adopted more restrictive clean up requirements for the site. As a result, the Company increased its remediation reserve for this site from $6 million to $24 million in the fourth quarter of 2010, reflecting the low end of the range of estimated remediation costs, since at that time, no one of the alternatives identified by the EPA was more likely than the other to be approved. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the Company has adjusted the overall remediation reserve for the site from $24 million to $51 million to address this recent selection of an alternative for the soil remediation component of the overall site remedy. The EPA’s final decision on the soil remedy is anticipated in 2012. If the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

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

The Company is currently the beneficiary of a Value Added Tax (VAT) incentive issued by the Brazilian state of Mato Grosso do Sul. On August 8, 2011, the Brazilian Supreme Court officially issued a decision judging unconstitutional several VAT incentive programs that were enacted without the approval of the Confederation of State VAT Authorities. At this time, it does not appear that the Company’s incentive is affected by the decision. The cumulative benefit recorded by the Company through September 30, 2011, is $44 million.

The Company is involved in various other inquiries, claims, administrative proceedings and litigation (actions) relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any action has the element of uncertainty, the Company believes that the outcome of any of the actions that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material adverse effect on its consolidated financial statements.

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

During the three months ended December 31, 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

Subsequent to the end of the quarter, on October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of the Timber Notes below the specified threshold. The Company expects that the replacement will be completed within the required 60-day period.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.1 billion of Class B interests in the Entities against $5.1 billion of International Paper debt obligations held by these Entities at September 30, 2011 and December 31, 2010. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $103 million and $129 million at September 30, 2011 and December 31, 2010, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million is included in Notes payable and current maturities of long-term debt at September 30, 2011 and December 31, 2010.

Activity between the Company and the Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Revenue (a)	$14	$10	$39	$28
Expense (a)	20	19	59	59
Cash receipts (b)	14	13	28	32
Cash payments (c)	39	38	79	82

(a)	The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments include both interest and principal on the associated debt obligations discussed above.

Based on an analysis of the Entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the 2006 financing entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structures is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Activity between the Company and the 2001 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Revenue (loss) (a)	$0	$1	$1	$(1)
Expense (a)	0	3	3	9
Cash receipts (b)	0	0	0	2
Cash payments (c)	0	3	3	9

(a)	The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments are related to interest on the associated debt obligations discussed above.

The 2001 Monetized Notes of $499 million matured on March 16, 2011. Following their maturity, International Paper purchased the Class A preferred interest in the 2001 financing entities from an external third party for $21 million. As a result of the purchase, effective March 16, 2011, International Paper owned 100% of the 2001 financing entities. Based on an analysis performed by the Company after the purchase, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was the primary beneficiary of the 2001 financing entities and thus consolidated the entities effective March 16, 2011.

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

Activity between the Company and the 2002 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Revenue (a)	$0	$1	$2	$3
Expense (b)	0	2	3	6
Cash receipts (c)	15	1	16	3
Cash payments (d)	15	2	68	6

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper and receipts from the maturity of the 2002 Monetized Notes.
(d)	The payments include both interest and principal on the associated debt obligations.

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

On August 17, 2011, approximately $15 million of the 2002 Monetized Notes matured. As a result of the maturity, Accounts and notes receivable, net and Notes payable and current maturities of long-term debt decreased $15 million during the three months ended September 30, 2011.

In January 2009, an existing letter of credit bank (LC bank) that held approximately $76 million of letters of credit related to the 2002 Monetized Notes was downgraded below the required bank credit rating as outlined in the governing agreements. The affected parties instituted a waiver of the LC bank replacement in March 2009. During the third quarter of 2011, a wholly owned subsidiary of International Paper delivered notice to the issuers of the underlying 2002 Monetized Notes that the waiver was being terminated. The issuer of the 2002 Monetized Notes did not replace the LC bank within the 55 day time frame as required by the agreements. As a result, approximately $52 million and $24 million of the 2002 Monetized Notes, with original maturities in December 2011 and February 2012, respectively, matured on October 18, 2011.

Due to the fourth quarter maturities, International Paper reclassified $24 million of associated debt from long-term debt to Notes payable and current maturities of long-term debt in the accompanying consolidated balance sheet at September 30, 2011. The debt was originally classified as long term based on the Company’s intent and ability to refinance.

Outstanding debt related to the 2002 financing entities of $176 million and $3 million is included in Notes payable and current maturities of long-term debt in the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. Additional debt related to these entities of $158 million and $445 million is included in Long-term debt in the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. The Company retained no interest in the 2002 financing entities at September 30, 2011 but retained an interest of $486 million at December 31, 2010, which is included in Deferred charges and other assets in the accompanying consolidated balance sheet. The 2002 Monetized Notes of $427 million are included in Accounts and notes receivable, net in the accompanying consolidated balance sheet at September 30, 2011.

The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.

Preferred Securities of Subsidiaries

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of September 30, 2011, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet.

Distributions paid to the third-party investor were $4 million for each of the nine months ended September 30, 2011 and 2010. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Debt reductions (a)	$0	$111	$129	$339
Pre-tax early debt extinguishment costs (b)	0	0	32	26

(a)	Reductions related to notes with interest rates ranging from 5.375% to 6.8% with original maturities from 2016 to 2024 for the three months ended September 30, 2010, and from 6.2% to 9.375% with original maturities from 2018 to 2025 and from 5.25% to 9.375% with original maturities from 2010 to 2027 for the nine months ended September 30, 2011 and 2010, respectively.
(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

At September 30, 2011 and December 31, 2010, International Paper classified $158 million and $100 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its contractually committed credit facility, to renew or convert these obligations.

At September 30, 2011, the fair value of International Paper’s $8.4 billion of debt was approximately $9.3 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions, except for fuel oil contracts notional	September 30, 2011		December 31, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; in sell notional): (a)
British pounds / Brazilian real	29		8
European euro/ Brazilian real	25		4
European euro / Polish zloty	237		223
U.S. dollar / Brazilian real	344		74
U.S. dollar / European euro	23		0
Fuel oil contracts (in barrels)	0		200,000
Natural gas contracts (in MMBTUs)	5	(b)	12
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	0		274
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; in sell notional):
European euro / U.S. dollar	0		85
South Korean won / U.S. dollar	0		8,076
U.S. dollar / Brazilian real	30		0
U.S. dollar / European euro	0		109
U.S. dollar / Indian rupee	320		0
U.S. dollar / South Korean won	14		0
Interest rate contracts (in USD)	150	(c)	154	(c)

(a)	These contracts had maturities of three years or less as of September 30, 2011.
(b)	These contracts had maturities of one year or less as of September 30, 2011.
(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in accumulated other comprehensive income (AOCI), net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Nine Months Ended September 30,
In millions	2011	2010
Foreign exchange contracts	$(47)	$28
Fuel oil contracts	2	(2)
Natural gas contracts	(4)	(14)

Total	$(49)	$12

During the next 12 months, the amount of the September 30, 2011 AOCI balance, after tax, that will be reclassified to earnings is $33 million of a loss.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)							Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2011		2010		2011		2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(2)		$13		$10		$29	Cost of products sold
Fuel oil contracts	1		1		4		2	Cost of products sold
Natural gas contracts	(5)		2		(15)		(9)	Cost of products sold

Total	$(6)		$16		$(1)		$22

	Gain (Loss) Recognized in Income							Location of Gain (Loss) in Consolidated Statement of Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2011		2010		2011		2010
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$(17)		$9		$(10)		$36	Interest expense, net
Debt	17		(9)		10		(36)	Interest expense, net

Total	$0		$0		$0		$0

Derivatives Not Designated as Hedging Instruments:
Embedded Derivatives	$(1)		$1		$(2)		$4	Interest expense, net
Foreign exchange contracts	(9	)(a)	33		(16	)(a)	33	Cost of products sold
Interest rate contracts	1		6	(b)	2		18 (b)	Interest expense, net

Total	$(9)		$40		$(16)		$55

(a)	Premium costs of $5 million in connection with the acquisition of APPM are included in Restructuring and other charges in the accompanying consolidated statement of operations.
(b)	Interest rate swap agreements of $1.0 billion floating-to-fixed notional did not qualify as hedges under the accounting guidance and matured in September 2010. Changes in the fair value of these instruments recognized in earnings, totaled a gain of $7 million for the three months ended September 30, 2010 and $22 million for the nine months ended September 30, 2010.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2011					2010
In millions	Issued		Terminated		Undesignated	Issued	Terminated		Undesignated
Third Quarter	$0		$464	(b)	$0	$0	$0		$0
Second Quarter	100	(a)	0		0	0	100	(c)	2
First Quarter	100	(a)	0		0	0	700	(c)	0

Total	$200		$464		$0	$0	$800		$2

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.
(b)	Terminations of fixed-to-floating interest rate swaps were not in connection with early debt retirements. The resulting $27 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of interest expense over the life of the respective underlying debt through June 2014, March 2015 or March 2016.
(c)	Terminations were not in connection with early debt retirements. The resulting gains were immaterial.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$0		$10	(b)	$0		$0
Foreign exchange contracts – cash flow	0		18	(c)	65	(e)	1	(g)
Fuel oil contracts – cash flow	0		3	(d)	0		0
Natural gas contracts – cash flow	0		0		14	(f)	32	(h)

Total derivatives designated as hedging instruments	$0		$31		$79		$33

Derivatives not designated as hedging instruments
Embedded derivatives	$6	(a)	$8	(a)	$0		$0
Foreign exchange contracts	0		1	(d)	3	(f)	5	(f)
Interest rate contracts	0		0		6	(g)	8	(g)

Total derivatives not designated as hedging instruments	$6		$9		$9		$13

Total derivatives	$6		$40		$88		$46

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Includes $3 million recorded in Accounts and notes receivable, net, and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)	Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Included in Other current assets in the accompanying consolidated balance sheet.
(e)	Includes $37 million recorded in Other accrued liabilities and $28 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(f)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
(h)	Includes $27 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or

S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $88 million and $32 million as of September 30, 2011 and December 31, 2010, respectively. The Company was not required to post any collateral as of September 30, 2011 or December 31, 2010. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Service cost	$31	$29	$91	$87
Interest cost	136	136	408	406
Expected return on plan assets	(178)	(158)	(535)	(473)
Actuarial loss	53	44	159	131
Amortization of prior service cost	7	7	23	23

Net periodic pension expense	$49	$58	$146	$174

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that no cash funding contribution will be required for the Pension Plan in 2011. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2011. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $14 million for the nine months ended September 30, 2011.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which, upon the approval by Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP and LTICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As of September 30, 2011, 17.0 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Total stock-based compensation expense (selling and administrative)	$20	$17	$69	$38
Income tax benefits related to stock-based compensation	0	0	86	75

At September 30, 2011, $112 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

Performance Share Plan

Under the Performance Share Plan (PSP), awards may be granted by the Committee to approximately 1,000 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends were assumed to be zero for all companies, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Expected volatility	34.35% - 62.58%	34.35% - 62.58%
Risk-free interest rate	0.01% - 0.99%	0.01% -0.99%

The following summarizes the activity for PSP for the nine months ended September 30, 2011:

	Nonvested Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	6,812,594	$23.31
Granted	4,314,376	28.04
Shares Issued (a)	(2,470,066)	32.71
Forfeited	(364,665)	24.35

Outstanding at September 30, 2011	8,292,239	$22.93

(a)	Includes 91,555 shares/units held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of September 30, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	18,245,253	$37.73
Granted	0	0
Exercised	(1,850)	32.54
Forfeited	(20,870)	35.22
Expired	(1,326,606)	35.52

Outstanding at September 30, 2011	16,895,927	$37.91	1.7	$0

All options were fully vested and exercisable as of September 30, 2011.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2011:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	167,500	$26.95
Granted	21,500	25.84
Shares Issued	(43,250)	26.59
Forfeited	(5,000)	26.78

Outstanding at September 30, 2011	140,750	$26.90

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

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Industrial Packaging	$2,660	$2,610	$7,920	$7,270
Printing Papers	1,550	1,550	4,665	4,400
Consumer Packaging	955	870	2,805	2,520
Distribution	1,710	1,755	5,005	4,965
Forest Products (1)	0	205	0	220
Corporate and Intersegment Sales	(243)	(270)	(728)	(727)

Net Sales	$6,632	$6,720	$19,667	$18,648

Operating profit by industry segment for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2011		2010	2011		2010
Industrial Packaging	$293	(2)	$332	$841	(2)	$565	(2)
Printing Papers	239	(3)	278	683	(3)	247	(3)
Consumer Packaging	30	(4)	71	97	(4)	147	(4)
Distribution	9	(5)	22	18	(5)	69
Forest Products (1)	0		49	0		97

Operating Profit	571		752	1,639		1,125
Interest expense, net	(130)		(152)	(403)		(458)
Noncontrolling interests/equity earnings adjustment (6)	(1)		5	6		20
Corporate items, net	(34)		(58)	(114)		(163)
Restructuring and other charges	(25)		0	(86)		(34)

Earnings (loss) from continuing operations before income taxes and equity earnings	$381		$547	$1,042		$490

Equity earnings (loss), net of taxes – Ilim	$51		$22	$152		$24

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products is no longer reported as a separate industry segment.
(2)

Includes charges of $8 million for the three months and nine months ended September 30, 2011 for costs associated with the proposed acquisition of Temple-Inland, a gain of $7 million for the nine months ended September 30, 2011 for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey, charges of $2 million for the nine months ended September 30,

2011 and $3 million for the nine months ended September 30, 2010 for additional closure costs for the Etienne mill in France and a charge of $3 million for the nine months ended September 30, 2010 for closure costs for U.S. mills closed in 2009.
(3)	Includes gains of $1 million and $22 million for the three months and nine months ended September 30, 2011, respectively, related to the repurposing of the Franklin, Virginia mill to produce fluff pulp, a charge of $8 million for the nine months ended September 30, 2011 for asset impairment costs associated with the Inverurie mill in Scotland and charges totaling $315 million for the nine months ended September 30, 2010 for shutdown costs for the Franklin, Virginia mill.
(4)	Includes a charge of $82 million for the three and nine months ended September 30, 2011 to reduce the carrying value of the Shorewood business to fair market value, a charge of $129 million for the nine months ended September 30, 2011 for a fixed asset impairment of the North American Shorewood business, a gain of $1 million for the three months and a charge of $2 million for the nine months ended September 30, 2011, respectively, related to the Shorewood restructuring and charges of $4 million for the nine months ended September 30, 2010 related to the reorganization of the Company’s Shorewood operations.
(5)	Includes charges of $18 million and $35 million for the three months and nine months ended September 30, 2011, respectively, associated with the restructuring of the Company’s xpedx operations.
(6)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to common shareholders from continuing operations and before special items of $0.92 in the third quarter of 2011, compared with 2011 second quarter earnings of $0.80 and 2010 third quarter earnings of $0.91, which included $0.08 of earnings related to our Forest Products segment. Diluted earnings (loss) per share attributable to common shareholders were $1.19 in the third quarter of 2011, compared with $0.52 in the second quarter of 2011 and $0.91 in the third quarter of 2010.

During the 2011 third quarter, our global balance and focused portfolio continued to produce strong earnings and cash flow, even in the face of a continued tough global economic environment. Steady volumes and stable pricing combined with outstanding operations, a lighter maintenance schedule, and a strong contribution from our Ilim joint venture in Russia, allowed us to achieve cost of capital returns during the third quarter and over the most recent five quarters. These results were posted even with the headwind of approximately $0.05 per share of input cost escalation.

In our Industrial Packaging segment, North American prices were relatively stable during the quarter, with some erosion in pricing for sales to our export markets. A modest decline in volume was caused by softening in the North American market and seasonal declines in Europe. The segment’s earnings were favorably impacted by lower mill maintenance outage spending and from resuming production at our Vicksburg mill following the flooding there in the second quarter. Our Printing Papers segment had an exceptionally good quarter on the strength of our North American operations, while Europe and Brazil were flat with the second quarter and results from our pulp business were down mainly due to lower prices. The Consumer Packaging segment recorded another very good quarter on steady volume and improved price realizations associated with the pass through of previously announced price increases. This segment also benefitted from a lighter maintenance schedule during the quarter. Our distribution business, xpedx, nearly doubled their second quarter earnings during the third quarter on seasonal demand in printing, solid packaging growth and lower overhead costs associated with the previously announced profit improvement program. Our share of earnings from our Ilim joint venture were $51 million, down slightly from $57 million in the second quarter, as prices remained solid, offset by a slightly higher level of outages, lower volume, and a rise in input costs. We generated free cash flow of $561 million during the third quarter, which was $142 million higher than the $419 million generated in the second quarter, even with an $86 million increase in capital spending during the current quarter.

Looking ahead to the 2011 fourth quarter, we expect volumes to exhibit normal seasonal patterns in North America – stable in paper and lower in packaging on four fewer shipment days – partially offset by seasonal increases in Europe and Brazil. While prices are expected to generally be stable, softness in global market pulp is expected to continue and some further erosion of export containerboard pricing is likely. The fourth quarter is expected to be a significantly heavier maintenance outage quarter in North America, but will be somewhat offset by a lighter schedule in Europe and Brazil. We expect input costs to stabilize, but stay elevated on a relative basis compared to prior year. Declines in prices for recovered fiber are expected to be partially offset by seasonally higher wood prices. At Ilim, we expect to see a significant negative currency impact in our fourth quarter associated with the revaluation of their U.S. dollar-denominated debt. Overall, based primarily on seasonality, increased outages and the currency impact from Ilim, we expect fourth quarter earnings to decrease meaningfully from third quarter levels.

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

	Three Months Ended September 30,		Three Months Ended June 30,
	2011	2010	2011
Earnings Per Share Before Special Items	$0.92	$0.91	$0.80
Restructuring and other charges	(0.07)	0	(0.03)
Net gains (losses) on sales and impairments of businesses	0.34	0	(0.24)
Income tax items	0	0	(0.01)

Diluted Earnings Per Common Share from Continuing Operations	$1.19	$0.91	$0.52

RESULTS OF OPERATIONS

For the third quarter of 2011, International Paper Company reported net sales of $6.6 billion, compared with $6.7 billion in the third quarter of 2010 and $6.6 billion in the second quarter of 2011.

Net earnings attributable to International Paper totaled $518 million, or $1.19 per share, in the 2011 third quarter. This compared with $397 million, or $0.91 per share, in the third quarter of 2010 and $224 million, or $0.52 per share, in the second quarter of 2011.

Earnings from continuing operations attributable to International Paper Company were $518 million in the third quarter of 2011 compared with $397 million in the third quarter of 2010 and $224 million in the second quarter of 2011. Compared with the third quarter of 2010, earnings in the 2011 third quarter benefited from higher average sales price realizations ($31 million), the impact of lower operating costs and a more favorable mix of products sold ($80 million), lower net interest expense ($16 million), and a lower income tax expense ($5 million) reflecting a lower estimated tax rate. These benefits were offset by lower sales volumes ($25 million), higher mill outage costs ($5 million), higher raw material and freight costs ($96 million), and lower earnings from land sales ($34 million). Corporate and other items were $4 million lower in the third quarter of 2011. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $29 million higher in the 2011 third quarter than in the 2010 third quarter. Net special items were a gain of $116 million in the 2011 third quarter, compared with no net special items in the 2010 third quarter.

Compared with the second quarter of 2011, earnings benefited from the impact of lower operating costs and a more favorable mix of products sold ($8 million), lower mill outage costs ($50 million), and a lower income tax provision ($14 million). These benefits were partially offset by lower average sales price realizations ($5 million), lower sales volumes ($11 million), and higher raw material and freight costs ($23 million). Corporate and other items were $30 million lower in the third quarter of 2011 which includes $18 million less expense as the Vicksburg mill resumed production after the flooding of the Yazoo River. Net interest expense decreased slightly ($2 million). Equity earnings, net of taxes for Ilim Holding, S.A.

decreased by $6 million versus the second quarter. Net special items were a gain of $116 million in the 2011 third quarter, compared with a loss of $119 million in the 2011 second quarter.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on industry segment operating profit. This is defined as earnings before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and corporate special items which may include restructuring charges and (gains) losses on sales and impairments of businesses.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its total industry segment operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2011	2010	2011
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$518	$397	$224
Add back (deduct):
Income tax provision (benefit)	(84)	170	118
Equity (earnings) loss, net of taxes	(50)	(22)	(57)
Noncontrolling interests, net of taxes	(3)	2	8

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	381	547	293
Interest expense, net	130	152	137
Noncontrolling interests / equity earnings included in operations	1	(5)	(9)
Corporate items	34	58	36
Special items:
Restructuring and other charges	25	0	26

	$571	$752	$483

Industry Segment Operating Profit
Industrial Packaging	$293	$332	$269
Printing Papers	239	278	243
Consumer Packaging	30	71	(33)
Distribution	9	22	4
Forest Products (1)	0	49	0

Total Industry Segment Operating Profit	$571	$752	$483

(1)	The Company has substantially completed its land sales and earnings for future land sales are expected to be insignificant. Beginning in 2011, Forest Products is no longer reported as a separate industry segment.

Industry Segment Operating Profit

Total industry segment operating profits of $571 million in the 2011 third quarter were lower than the $752 million in the 2010 third quarter, but higher than the $483 million in the 2011 second quarter. Compared with the third quarter of 2010, operating profits in the current quarter benefited from higher average sales price realizations ($46 million) and the impact of lower operating costs and a more favorable mix of products sold ($117 million). These benefits were offset by lower sales volumes ($36 million), higher mill outage costs ($7 million), higher raw material and freight costs ($139 million), and lower gains from land sales ($49 million). Corporate and other items were $15 million higher in the third quarter of 2011. Special items were a loss of $98 million in the 2011 third quarter, compared with no special items in the 2010 third quarter.

Compared with the 2011 second quarter, operating profits benefited from the impact of lower operating costs and a more favorable mix of products sold ($12 million), and lower mill outage costs ($75 million). These benefits were partially offset by lower average sales price realizations ($8 million), lower sales volumes ($16 million), and higher raw material and freight costs ($34 million). Corporate and other items were $38 million lower in the third quarter of 2011 which includes $18 million less expense as the Vicksburg mill resumed production after the flooding of the Yazoo River. Special items were a loss of $98 million in the 2011 third quarter, compared with a special item loss of $119 million in the 2011 second quarter.

During the 2011 third quarter, International Paper took approximately 185,000 tons of downtime of which approximately 68,000 tons were market-related compared with approximately 144,000 tons of downtime, which included 29,000 tons that were market-related, in the 2010 third quarter. During the 2011 second quarter, International Paper took approximately 325,000 tons of downtime of which approximately 80,000 tons were related to production outages at the Vicksburg mill caused by the flooding of the Yazoo River, and about 25,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2011	2010	2011	2010
Industrial Packaging
Corrugated Packaging	1,895	1,928	5,618	5,693
Containerboard	614	634	1,789	1,867
Recycling	608	636	1,860	1,860
Saturated Kraft	38	45	122	136
Bleached Kraft	27	23	75	66
European Industrial Packaging	244	251	783	768
Asian Box (2)	118	114	337	197

Industrial Packaging	3,544	3,631	10,584	10,587

Printing Papers
U.S. Uncoated Papers	657	684	1,975	2,051
European and Russian Uncoated Papers	289	311	907	929
Brazilian Uncoated Papers	283	262	826	792

Uncoated Papers	1,229	1,257	3,708	3,772

Market Pulp (3)	347	385	1,052	1,053

Consumer Packaging
U.S. Coated Paperboard	342	364	1,070	1,057
European Coated Paperboard	80	88	244	264
Asian Coated Paperboard	257	213	737	651
Other Consumer Packaging	46	45	138	129

Consumer Packaging	725	710	2,189	2,101

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes SCA Packaging volumes from date of acquisition in June 2010.
(3)	Includes internal sales to mills.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and recast its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011 and is included in Discontinued operations in the accompanying consolidated statement of operations.

Income Taxes

The income tax benefit was $84 million for the 2011 third quarter. Excluding a benefit of $239 million related to the tax effects of special items, the effective income tax rate for continuing operations was 30% for the quarter.

The income tax provision was $118 million for the 2011 second quarter. Excluding a benefit of $27 million related to the tax effects of special items, the effective income tax rate for continuing operations was 33% for the quarter.

The income tax provision was $170 million for the 2010 third quarter reflecting an effective income tax rate for continuing operations of 31% for the quarter.

Interest Expense and Corporate Items

Net interest expense for the 2011 third quarter was $130 million compared with $137 million in the second quarter of 2011 and $152 million in the third quarter of 2010. The lower net expense compared with the prior year is due to debt reduction.

Corporate items, net, of $34 million in the third quarter of 2011 were lower than $36 million of net expense in the 2011 second quarter and $58 million in the 2010 third quarter. The decrease compared with both the 2011 second quarter and the 2010 third quarter reflects lower pension costs. The decrease compared with the third quarter of 2010 also reflects lower supply chain project costs.

Special Items

Restructuring and Other Charges

2011: During the third quarter of 2011, restructuring and other charges totaling $49 million before taxes ($32 million after taxes) were recorded, including an $18 million pre-tax charge ($13 million after taxes) for restructuring costs related to the Company’s xpedx business, a $16 million pre-tax charge ($10 million after taxes) related to International Paper’s acquisition of a majority share of APPM in India, an $8 million pre-tax charge ($5 million after taxes) for costs associated with the signing of an agreement to acquire Temple-Inland, a $6 million pre-tax charge ($4 million after taxes) for costs associated with the sale of the Company’s Shorewood business and a pre-tax charge of $1 million ($0 million after taxes) for other items.

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

Net (Gains) Losses on Sales and Impairments of Businesses

2011: On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings, pending regulatory approval and other customary closing conditions. During the three months ended September 30, 2011, a pre-tax charge of $82 million (after a $222 million tax benefit and a gain of $8 million related to noncontrolling interest, a gain of $148 million) was recorded to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper will retain a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of Shorewood business have been included in continuing operations in the accompanying consolidated statement of operations. The transaction will close in stages and is expected to be completed by the end of 2011.

During the second quarter of 2011, a determination was made that the current book value of the Shorewood North American asset group exceeded its estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $129 million charge ($104 million after taxes) was recorded in the Company’s Consumer Packaging segment to write down the long-lived assets of the asset group to their estimated fair value.

During the first quarter of 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value.

The charges discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the third quarter of 2011.

Industrial Packaging

	2011			2010
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,660	$2,705	$7,920	$2,610	$2,440	$7,270
Operating Profit	293	269	841	332	192	565

Industrial Packaging net sales for the third quarter of 2011 were 2% lower than in the second quarter of 2011, but 2% higher than in the third quarter of 2010. Operating profits in the third quarter of 2011 included an $8 million charge for costs associated with the agreement to acquire Temple-Inland. Excluding this item, operating profits in the third quarter of 2011 were 12% higher than in the second quarter of 2011, but were 9% lower than in the third quarter of 2010.

North American Industrial Packaging net sales were $2.2 billion in the 2011 third quarter, 2011 second quarter and 2010 third quarter. Operating earnings were $283 million ($291 million excluding costs associated with the agreement to acquire Temple-Inland) in the third quarter of 2011 compared with $253 million in the second quarter of 2011 and $320 million in the third quarter of 2010.

Compared with the second quarter of 2011, sales volumes were moderately lower in the third quarter of 2011 reflecting flat market demand for boxes and decreased demand for containerboard in both domestic and export markets. Average sales price realizations increased slightly for domestic and export sales of containerboard, while box prices declined slightly. Input costs for recycled fiber were significantly higher and starch costs were also higher, while wood costs were lower. Planned maintenance downtime costs were $59 million lower in the third quarter of 2011. In addition, the Vicksburg mill was producing in the third quarter after having been down for 49 days in the second quarter due to the flooding of the Yazoo River. The business took 52,000 tons of market-related downtime in the 2011 third quarter.

Sales volumes in the third quarter of 2011 were lower than in the third quarter of 2010 for boxes and containerboard due to slower economic conditions. Average sales price realizations were about flat reflecting market pressures. Input costs were significantly higher, particularly for recycled fiber, but also for chemicals and freight, while wood costs were lower. Planned maintenance downtime costs were $10 million higher in the 2011 third quarter. Operating costs were favorable year-over-year primarily due to routine inventory valuation adjustments.

Looking ahead to the fourth quarter of 2011, sales volumes are expected to be seasonally lower with four fewer shipping days in the quarter for the box business. Containerboard shipments to both domestic and export markets are expected to be flat. Input costs should be lower for recycled fiber, but be partially offset by higher wood costs. Planned maintenance downtime costs should be about $13 million higher with outages scheduled at the Pine Hill and Prattville mills. Manufacturing operating costs are expected to be favorable.

European Industrial Packaging net sales were $275 million in the third quarter of 2011 compared with $295 million in the second quarter of 2011 and $235 million in the third quarter of 2010. Operating profits in the third quarter of 2011 were $9 million compared with $16 million in the second quarter of 2011 and $14 million in the third quarter of 2010.

Sales volumes in the third quarter of 2011 decreased from the second quarter of 2011 reflecting lower market demand for packaging in the French fruit and vegetable market segment due to poor weather conditions. Demand for packaging in the industrial market segment in Spain and Italy was seasonally weaker and was further impacted by overall slow economic conditions. Average sales margins increased due to higher box sales prices. Input costs for energy were slightly higher, while manufacturing costs were favorable

Compared with the third quarter of 2010, sales volumes were lower in the third quarter of 2011 primarily due to weaker demand for packaging in the industrial markets resulting from the slow economic conditions. Average sales margins decreased as cost increases for board have exceeded box sales price increases. Input costs were higher primarily due to energy costs, and manufacturing operating costs were higher due to inflation.

Entering the fourth quarter of 2011, sales volumes are expected to be seasonally stronger as Morocco, Spain and Italy sales to the fruit and vegetable packaging market should be higher and the demand in industrial markets is expected to improve. Average sales margins are expected to increase as board costs are decreasing across Europe and box sales prices should continue to increase.

Asian Industrial Packaging net sales for the packaging operations were $110 million in the third quarter of 2011 compared with $105 million in the second quarter of 2011 and $100 million in the third quarter of 2010. Operating earnings for the packaging operations were about breakeven in the third quarter of 2011 compared with a loss of $1 million in the second quarter of 2011 and a loss of $2 million in the third quarter of 2010.

Net sales for the distribution operations were $65 million in the third quarter of 2011 compared with $85 million in the second quarter of 2011 and $65 million in the third quarter of 2010. Operating earnings for the distribution operations were about $1 million in the third and second quarters of 2011 and about breakeven in the third quarter of 2010.

Compared with the second quarter of 2011, sales volumes in the third quarter of 2011 for the packaging business were slightly higher reflecting solid market demand. Average sales margins were favorable, but were more than offset by higher operating costs. Earnings in the fourth quarter of 2011 are expected to reflect continuing improvement in sales volumes and average sales margins.

Printing Papers

	2011				2010
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,550	$1,585	$4,665	$1,550	$1,445	$4,400
Operating Profit	239	243	683	278	47	247

Printing Papers net sales for the third quarter of 2011 were 2% lower than in the second quarter of 2011 and were even with the third quarter of 2010. Operating profits included a gain of $1 million in the third quarter of 2011 and a gain of $21 million in the second quarter of 2011 related to a change in estimate of closure costs related to the announced repurposing of the Franklin mill to produce fluff pulp. Excluding these items, operating profits in the third quarter of 2011 were 7% higher than in the second quarter of 2011 and 14% lower than in the third quarter of 2010.

North American Printing Papers net sales were $705 million in the third quarter of 2011 compared with $695 million in the second quarter of 2011 and $715 million in the third quarter of 2010. Operating earnings were $128 million ($127 million excluding a gain related to the reversal of a reserve at the Franklin mill) in the third quarter of 2011 compared with $122 million ($101 million excluding a gain for a change in estimate of closure costs related to the announced repurposing of the Franklin mill) in the second quarter of 2011 and $125 million in the third quarter of 2010.

Sales volumes in the third quarter of 2011 were about flat compared with the second quarter of 2011 reflecting increased domestic shipments of uncoated freesheet paper offset by decreased shipments to export markets. Average sales price realizations were higher due to the full-quarter impact of the realization of price increases effective in the second quarter for converting grades and cutsize paper. Average sales margins were also favorably impacted by an increased proportion of higher-margin domestic sales. Input costs were higher for energy, chemicals and purchased pulp, but were lower for wood. Planned maintenance downtime costs were $1 million lower in the third quarter of 2011. Manufacturing operating costs were favorable due to excellent mill operations and the intra-segment transfer of the Franklin mill indirect costs which have previously been reported in the North American Printing Papers business to the U.S. Market Pulp business due to the repurposing of the Franklin mill to produce fluff pulp.

Compared with the third quarter of 2010, sales volumes were lower in the third quarter of 2011, but included a more favorable product mix and increased sheeter plant activity. Average sales price realizations were higher reflecting the continued realization of increased average sales prices for sales to both domestic and export markets that began in the second half of 2010. Significantly higher input costs included increased costs for chemicals, energy, freight, and purchased pulp partially offset by decreased costs for wood. Planned maintenance downtime costs were $10 million lower in the 2011 third quarter. Manufacturing operating costs were favorable due to strong mill performance and the intra-segment transfer of the Franklin mill indirect costs to the U.S. Pulp business. Operating earnings in the third quarter of 2010 also included the reversal of a $16 million bad debt expense.

Entering the fourth quarter of 2011, sales volumes are expected to be seasonally lower for domestic uncoated freesheet paper. Average sales price realizations are expected to be about flat. Input costs should be lower for energy and chemicals, partially offset by higher wood costs. Planned maintenance downtime costs will be about $16 million higher with outages scheduled at the Courtland and Eastover mills. Manufacturing operating costs are expected to increase due to seasonally higher energy usage costs.

European Printing Papers net sales in the third quarter of 2011 were $350 million compared with $380 million in the second quarter of 2011 and $325 million in the third quarter of 2010. Operating earnings were $48 million in the 2011 third quarter compared with $47 million in the 2011 second quarter and $58 million in the 2010 third quarter.

Compared with the second quarter of 2011, sales volumes in the third quarter of 2011 were lower reflecting slow market demand for uncoated freesheet paper in Europe due to the economic conditions. Market demand in Russia, however, remains strong. Average sales price realizations in Europe decreased in U.S. dollars, but remained stable in local currencies despite strong competitive pressures. In Russia, average sales price realizations have increased for uncoated freesheet paper reflecting a sales price increase implemented in August. Input costs were higher in the third quarter of 2011 for chemicals and also for energy due to a prior quarter adjustment that was booked in the second quarter of 2011. Wood costs decreased in Russia, but were slightly higher in Europe. Planned maintenance downtime costs were $12 million in the third quarter of 2011 for an outage at the Kwidzyn mill in Poland compared with $13 million in the second quarter of 2011 for an outage at the Svetogorsk mill. Manufacturing operating costs were favorable in Russia, but were partially offset by higher costs in Europe.

Sales volumes in the third quarter of 2011 decreased compared with the third quarter of 2010 for uncoated freesheet paper in both Europe and Russia, but were higher for pulp in Europe. Average sales price realizations for uncoated freesheet paper increased reflecting the realization of price increases during late 2010 and early 2011, but pulp sales price realizations have decreased. Input costs were significantly higher for wood, chemicals, energy and freight. Planned maintenance downtime costs for an outage at the Kwidzyn mill were $7 million higher in the 2011 third quarter than in the 2010 third quarter. Manufacturing operating costs were unfavorable.

Looking ahead to the fourth quarter of 2011, sales volumes are expected to be seasonally higher despite continued soft market conditions. Average sales price realizations are expected to be down slightly due to competitive pressure on prices, but this will be offset by the impact of the weakening of the Polish Zloty and Russian Ruble. Input costs for wood, energy and chemicals are expected to increase in Russia, but decrease in Europe. Planned maintenance downtime costs should be $12 million lower in the fourth quarter of 2011 with no outages scheduled.

Brazilian Printing Papers net sales were $290 million in the third quarter of 2011 compared with $295 million in the second quarter of 2011 and $275 million in the third quarter of 2010. Operating earnings were $37 million in the third quarter of 2011 compared with $39 million in the second quarter of 2011 and $46 million in the third quarter of 2010.

Sales volumes in the third quarter of 2011 for uncoated freesheet paper were higher than in the second quarter of 2011 due to seasonally stronger market demand in both the Brazilian domestic market and the Latin American export market. Sales volumes for pulp, however, decreased from the prior quarter. Average sales price realizations were lower in the Brazilian domestic market, but were higher in export markets in Latin America, Europe and Asia. Average sales margins improved reflecting a more favorable geographic mix. Input costs were higher for wood, packaging materials and energy. Planned maintenance downtime costs were $3 million higher due to outages at the Luis Antonio and Tres Lagoas mills in the 2011 third quarter. Manufacturing operating costs were higher.

Compared with the third quarter of 2010, sales volumes were higher for uncoated freesheet paper reflecting increased demand in export markets. Average sales price realizations were lower in the Brazilian domestic market, but were more than offset by higher sales price realizations in export markets. Average sales margins improved due to a greater proportion of higher-margin sales to the domestic market. Input costs increased for chemicals, packaging materials, wood and energy. Planned maintenance downtime costs were $2 million higher in the 2011 third quarter. Manufacturing operating costs were higher.

Entering the fourth quarter of 2011, sales volumes are expected to be higher reflecting seasonally stronger market demand in the Brazilian domestic market. Average sales price realizations are expected to be slightly higher due to sales price increases for uncoated freesheet paper in the domestic market and for pulp, partially offset by lower sales price realizations in export markets. Average margins should be higher resulting from a more favorable geographic mix. Input costs, particularly for wood and packaging materials, are expected to decrease. Planned maintenance downtime costs will be $10 million lower with no outages planned for the fourth quarter.

Asian Printing Papers net sales were $20 million in both the third and second quarters of 2011 and were $25 million in the third quarter of 2010. Operating earnings were approximately breakeven in all periods presented.

U.S. Market Pulp net sales were $185 million in the third quarter of 2011 compared with $195 million in the second quarter of 2011 and $210 million in the third quarter of 2010. Operating earnings in the third quarter of 2011 were $26 million, down from $35 million in the second quarter of 2011 and $49 million in the third quarter of 2010.

Compared with the second quarter of 2011, sales volumes in the third quarter of 2011 increased despite weakening market demand. Average sales price realizations were lower reflecting softening market demand for softwood pulp, hardwood pulp and fluff pulp. Input costs were lower for wood and freight, but energy costs were slightly higher. Planned maintenance downtime costs were $7 million lower in the 2011 third quarter. Manufacturing operating costs were higher primarily due to indirect costs at the Franklin mill which had previously been reported in the North American Printing Papers business now being reported in the U.S. Market Pulp business due to the repurposing of the mill to produce fluff pulp.

Sales volumes in the third quarter of 2011 were lower than in the third quarter of 2010 reflecting weaker market demand. Average sales price realizations also decreased. Input costs were higher for chemicals and energy, but wood costs were lower. Planned maintenance downtime costs were $1 million higher in the 2011 third quarter. Manufacturing operating costs were higher due to the Franklin mill indirect costs and cost inflation.

Looking ahead to the fourth quarter of 2011, sales volumes are expected to decrease reflecting weaker market demand for hardwood pulp, but stable demand for softwood pulp and fluff pulp. Average sales price realizations are expected to decrease with prices trending downward during the quarter due to market pressure. Input costs are expected to be lower. Planned maintenance downtime costs should be $4 million higher with outages planned at the Pensacola and Eastover mills. Manufacturing operating costs are expected to be higher.

Consumer Packaging

	2011			2010
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$955	$945	$2,805	$870	$845	$2,520
Operating Profit	30	(33)	97	71	48	147

Consumer Packaging net sales in the third quarter of 2011 were 1% higher than in the second quarter of 2011 and 10% higher than in the third quarter of 2010. Operating earnings included a charge of $82 million to reduce the fair market value of the Shorewood business and a gain of $8 million for a noncontrolling interest adjustment related to a 2011 second quarter fixed asset impairment at Shorewood Mexico in the third quarter of 2011, and a charge of $129 million to impair the fixed assets in the North American Shorewood operations in the second quarter of 2011. In addition, operating earnings included a gain of $1 million in the 2011 third quarter and a charge of $2 million in the 2011 second quarter associated with the reorganization of the Shorewood business. Excluding these items, operating earnings in the third quarter of 2011 were 5% higher than in the second quarter of 2011 and 45% higher than in the third quarter of 2010.

North American Consumer Packaging net sales were $640 million in the third quarter of 2011 compared with $625 million in the second quarter of 2011 and $615 million in the third quarter of 2010. Operating earnings were $3 million ($76 million excluding adjustments for Shorewood’s fair valuation and reserves) in the third quarter of 2011 compared with a loss of $69 million (a gain of $62 million excluding Shorewood asset impairment and reorganization costs) in the second quarter of 2011 and earnings of $51 million in the third quarter of 2010.

Coated Paperboard sales volumes in the third quarter of 2011 were lower than in the second quarter of 2011 reflecting a softening of market demand due to overall economic conditions. Average sales price realizations increased as a result of the full-quarter impact of the realization of a second-quarter sales price increase for cupstock plus the partial realization of a third-quarter increase in folding carton board sales prices. Input costs for chemicals were slightly higher. Planned maintenance downtime costs were $17 million lower in the third quarter of 2011 as there were no outages during the quarter. Manufacturing operating costs were unfavorable. The business took 15,000 tons of market-related downtime in the 2011 third quarter compared with none in the 2011 second quarter.

Compared with the third quarter of 2010, sales volumes decreased in the third quarter of 2011 due to weakening market demand associated with the current economic environment. Average sales price realizations were higher reflecting the realization of sales price increases which began in the fourth quarter of 2010 and have continued in 2011. Input costs were higher for chemicals, energy and freight, but wood costs were lower. Manufacturing operating costs were favorable and there were no planned maintenance outages in the third quarter of either year. The business took no market-related downtime in the third quarter of 2010.

Shorewood revenues in the third quarter of 2011 were significantly higher than in the second quarter of 2011 due to seasonal growth in the home entertainment segment and increases in both the consumer and tobacco product segments. Margins increased reflecting the favorable impact of improvement initiatives and cost reduction efforts. Operating earnings for the quarter were $4 million higher due to the absence of depreciation expense for the North American business that was impaired in the second quarter. Compared with the third quarter of 2010, revenues increased in the third quarter of 2011 in all product segments. Margins decreased due to higher input costs. Operating costs were favorable.

Foodservice sales volumes in the third quarter of 2011 were slightly lower than in the second quarter of 2011 due to customer promotional activities which utilized plastic cups instead of our paper cups. Average sales margins improved reflecting the realization of price increases effective with our July contract openers. Input costs increased for board and resin and manufacturing operating costs were also higher. Compared with the third quarter of 2010, sales volumes were about flat, but average sales margins were significantly higher reflecting the realization of sales price increases and a more favorable mix of products sold. Input costs increased for board and resins.

Looking ahead to the fourth quarter of 2011, coated paperboard sales volumes are expected to be slightly lower than in the third quarter of 2011. Average sales price realizations are expected to be about flat. Input costs should increase for wood and chemicals, but be partially offset by lower energy costs. Planned maintenance downtime costs will be about $27 million higher in the fourth quarter with outages scheduled at the Texarkana and Augusta mills. Manufacturing operating costs are expected to be higher. Shorewood’s revenues are expected to decrease, but margins are expected to reflect improved pricing. The sale of the Shorewood business is expected to be substantially completed during the fourth quarter. Foodservice production volumes are expected to be seasonally lower due to the shift from cold cups to hot cups. Average sales margins are expected to improve slightly, but this impact will be offset by further increases in input costs for board and resin. Operating costs are expected to be unfavorable.

European Consumer Packaging net sales were $90 million in the third quarter of 2011 compared with $95 million in the second quarter of 2011 and $85 million in the third quarter of 2010. Operating earnings were $19 million in the third quarter of 2011, $23 million in the second quarter of 2011 and $17 million in the third quarter of 2010.

Sales volumes in the third quarter of 2011 were about flat with the second quarter of 2011 reflecting solid market demand. Average sales price realizations decreased in Europe’s weak economic environment, but were positive in Russia. Input costs were steady. Planned maintenance downtime costs were $7 million higher for an outage at the Kwidzyn mill in the 2011 third quarter than for an outage at the Svetogorsk mill in the 2011 second quarter. Manufacturing operating costs were favorable. Compared with the third quarter of 2010, sales volumes were lower. Average sales price realizations were higher in both Russia and Europe. Input costs were significantly higher, primarily for wood, chemicals and energy. Planned maintenance downtime costs were $2 million higher in the third quarter of 2011.

Earnings in the fourth quarter of 2011 are expected to reflect higher sales volumes and no planned maintenance downtime costs.

Asian Consumer Packaging net sales were $225 million in both the third quarter and second quarter of 2011 compared with $170 million in the third quarter of 2010. Operating earnings were $8 million in the third quarter of 2011 compared with $13 million in the second quarter of 2011 and $3 million in the third quarter of 2010.

Compared with the second quarter of 2011, sales volumes in the third quarter of 2011 were about flat. Average sales price realizations were slightly lower for folding carton board and bristols board due to increased market supply from competitors’ additional capacity. Input costs were higher, primarily for chemicals and utilities. Compared with the third quarter of 2010, sales volumes increased. Average sales price realizations were higher across all product lines.

Looking ahead to the fourth quarter, sales volumes are expected to remain steady, but average sales price realizations are expected to decrease due to competitive price pressures which will squeeze margins. Input costs, primarily for pulp, will be lower.

Distribution

	2011			2010
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,710	$1,655	$5,005	$1,755	$1,630	$4,965
Operating Profit	9	4	18	22	26	69

Distribution net sales in the third quarter of 2011 were 3% higher than in the second quarter of 2011, but 3% lower than in the third quarter of 2010. Operating earnings included $18 million and $10 million in the third quarter of 2011 and the second quarter of 2011, respectively, for costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating earnings in the third quarter of 2011 were 93% higher than in the second quarter of 2011 and 23% higher than in the third quarter of 2010.

Sales of papers and graphic arts supplies and equipment totaled $1.0 billion in both the third quarter and second quarter of 2011 compared to $1.1 billion in the third quarter of 2010. Trade margins as a percent of sales for printing papers decreased from the second quarter of 2011 due to shifts between warehouse sales and lower-margin sales shipped directly from the manufacturer, but remain unchanged from the third quarter of 2010. Packaging sales were $400 million in the third quarter of 2011, unchanged from the second quarter of 2011 and the third quarter of 2010. Trade margins as a percent of sales for packaging products were down from both the second quarter of 2011 and the third quarter of 2010 reflecting increased sales of commodity products. Sales of facility supply products totaled $250 million in both the third quarter and second quarter of 2011, compared to $300 million in the third quarter of 2010.

Operating earnings before special items in the third quarter of 2011 were $13 million higher than in the second quarter of 2011. Increased sales volumes and lower costs resulting from xpedx’s reorganization efforts led to the higher earnings. Operating earnings before special items in the third quarter of 2011 were $5 million higher than in the third quarter of 2010. Higher resale prices and lower costs resulting from xpedx’s reorganization efforts contributed to the higher earnings.

Looking ahead to the 2011 fourth quarter, operating results are expected to benefit from lower costs resulting from the continued reorganization efforts while reflecting seasonally lower volume.

Equity Earnings, Net of Taxes – Ilim

On October 5, 2007, International Paper and Ilim Holding S.A. (Ilim) announced the completion of a 50:50 joint venture to operate in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the three months ended September 30, 2011 includes the Company’s 50% share of Ilim’s operating results for the three-month period ended June 30, 2011 under the caption “Equity earnings (losses) net of taxes.” Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, of $51 million in the third quarter of 2011 related to operations in the second quarter of 2011 compared with $57 million recorded in the second quarter of 2011 related to operations in the first quarter of 2011. Sales volumes in the second quarter of 2011 decreased from the prior quarter. Market demand for softwood pulp was strong during the first two months of the quarter, but in June the demand for pulp in export markets, particularly China, decreased sharply. Market demand for linerboard was stable. Average sales price realizations were higher quarter-over-quarter due to the realization of sales price increases for pulp and linerboard in both domestic and export markets, although softwood pulp prices decreased significantly in the last weeks of the quarter. Input costs increased slightly, reflecting a seasonal increase in wood costs, partially offset by a decrease in energy tariffs. After-tax foreign exchange gains of $9 million on the remeasurement of U.S. dollar-denominated debt were recorded in both the second quarter and first quarter of 2011. The Company received a cash dividend from the joint venture of $44 million in July 2011.

In the third quarter of 2010, the Company recorded equity earnings, net of taxes, for Ilim of $22 million related to operations in the second quarter of 2010. Compared to the second quarter of 2010, sales volumes in the second quarter of 2011 increased, reflecting higher sales of both pulp and linerboard. Export shipments were higher, while domestic shipments were lower. Average sales price realizations were significantly higher for pulp and linerboard in the domestic market, but in export markets sales prices for hardwood pulp decreased. In the second quarter of 2010, the after-tax foreign exchange impact on the remeasurement of U.S. dollar-denominated debt was a loss of $6 million.

Looking forward to the results we expect to record in the Company’s fourth quarter 2011 for Ilim’s third quarter, sales volumes are expected to increase reflecting improved demand for pulp in China toward the end of the quarter. Average sales price realizations are expected to decrease due to sharply lower sales prices for softwood and hardwood pulp and flat prices for linerboard, although pulp contract prices improved in September. A planned maintenance outage was performed at the Ust-Ilimsk mill during the quarter. The foreign exchange impact in the third quarter is expected to be a significant loss due to the devaluation of the Russian ruble to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $2.0 billion for the first nine months of 2011, compared with $587 million for the comparable 2010 nine-month period. Earnings from operations adjusted for non-cash charges were $2.5 billion for the first nine months of 2011 compared to $1.3 billion for the first nine months of 2010. Cash used for working capital components totaled $475 million for the first nine months of 2011 compared to a use of $692 million for the comparable 2010 nine-month period.

The Company generated free cash flow of approximately $1.4 billion and $1.1 billion in the first nine months of 2011 and 2010, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, make investments and fund other activities. The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2011	2010
Cash provided by operations	$2,038	$587
Less:
Cash invested in capital projects	(725)	(457)
Cash contribution to pension plan	0	1,150
Cash received from alternative fuel mixture credits	0	(132)
European A/R securitization program cessation	209	0
Tax receivable collected related to pension contributions	(123)	0

Free Cash Flow	$1,399	$1,148

Investments in capital projects totaled $725 million in the first nine months of 2011 compared to $457 million in the first nine months of 2010. Full-year 2011 capital spending is currently expected to be approximately $1.2 to $1.3 billion, or about 86% to 93% of depreciation and amortization expense for our current businesses.

Financing activities for the first nine months of 2011 included a $112 million net reduction in debt versus a $328 million net reduction in debt during the comparable 2010 nine-month period.

In the third quarter of 2011, approximately $464 million fixed-to-floating interest rate swaps were terminated. These terminations were not in connection with early debt retirements. The resulting $27 million gain was deferred and will be amortized over the life of the associated debt.

During the third and second quarters of 2011, International Paper had no early debt extinguishment.

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

During the third quarter of 2010, International Paper repaid approximately $111 million of notes with interest rates ranging from 5.375% to 6.8% and original maturities from 2016 to 2024.

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

At September 30, 2011 and December 31, 2010, International Paper classified $158 million and $100 million, respectively, of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability, as evidenced by its fully committed credit facility, to renew or convert these obligations.

During the first nine months of 2011, International Paper used approximately 0.4 million shares of treasury stock for various incentive plans. Also in the first nine months of 2011, International Paper acquired 1.0 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $30 million. During the first nine months of 2010, International Paper used approximately 2.7 million shares of treasury stock, net of restricted stock withholding, and 1.4 million shares of newly issued common stock for various incentive plans. Payments of restricted stock withholding taxes totaled $26 million. Common stock dividend payments totaled $312 million and $120 million for the first nine months of 2011 and 2010, respectively. Dividends were $0.7125 per share and $0.275 per share for the first nine months in 2011 and 2010, respectively. The quarterly dividend was increased to $0.2625 per share in the 2011 second quarter.

At September 30, 2011, contractual obligations for future payments of debt maturities by calendar year were as follows: $409 million in 2011; $549 million in 2012; $157 million in 2013; $558 million in 2014; $448 million in 2015; $432 million in 2016; and $5.9 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At September 30, 2011, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($1.0 billion at September 30, 2011) under a receivables securitization program. On January 12, 2011, the Company amended the receivables securitization program to extend the maturity date from January 2011 to January 2012. The amended agreement has a facility fee of 0.40% payable monthly.

Subsequent to the end of the third quarter, on October 7, 2011, Moody’s reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of the Timber Notes below the specified threshold. The Company expects that the issuer of the replacement will be completed within the required 60-day period (see Note 12 for additional information).

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

Proposed Temple-Inland Acquisition

On September 6, 2011, International Paper and Temple-Inland Inc. (Temple-Inland) entered into a definitive merger agreement under which International Paper will acquire all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, plus the assumption of $600 million in Temple-Inland’s debt. The total transaction is valued at approximately $4.3 billion and is expected to close in the fourth quarter of 2011 or the first quarter of 2012, subject to regulatory and Temple-Inland shareholders approval. The closing of the transaction is not conditioned on financing, as International Paper has secured committed financing.

Acquisition of Andhra Pradesh Paper Mills Limited (APPM)

On October 14, 2011, International Paper completed the acquisition of a 75% interest in Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM’s outstanding shares from the controlling shareholders for approximately $226 million in cash. These sellers have also entered into a covenant not to compete for which they received a cash payment of $57 million. International Paper also acquired an additional 21.5% of the outstanding shares of APPM in a public tender offer completed on October 8, 2011 for approximately $105 million in cash which had been placed in an escrow account in the first quarter of 2011. International Paper has appealed a direction from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and International Paper has deposited approximately $23 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. The Indian Securities Appellate Tribunal is scheduled to hear the appeal on November 16, 2011. APPM is one of the leading integrated paper manufacturers in India, with two mills that have a combined capacity of about 250,000 tonnes of uncoated freesheet papers annually. This transaction positions International Paper as the first global paper and packaging company with a significant position in India’s growing economy. Both APPM and the India paper and packaging industry are growing at substantial rates, and this acquisition, along with International Paper’s global operations and technical expertise can accelerate that growth and create value for International Paper.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $800 million to $850 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

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

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, acquisitions, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. On July 19, 2011, the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. If that amended position is not upheld, the Company would re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.

During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel tax credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 Income tax provision (benefit), resulting in a $40 million net credit to tax expense.

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

The Company has included in its 2010 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2011.

SIGNIFICANT ACCOUNTING ESTIMATES

Pension Accounting

Net pension expense totaled approximately $146 million for International Paper’s U.S. plans for the nine months ended September 30, 2011, or about $28 million less than the pension expense for the first nine months of 2010. The decrease in U.S. plan expense was principally due to a higher expected return on assets reflecting increased plan assets as a result of a $1.15 billion contribution in 2010, partially offset by a decrease in the assumed discount rate to 5.6% in 2011 from 5.8% in 2010 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $1 million and $3 million for the first nine months of 2011 and 2010, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-graded bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2011, the market value of plan assets for International Paper’s U.S. plans totaled approximately $7.7 billion, consisting of approximately 41% equity securities, 34% fixed income securities, and 25% real estate and other assets. Plan assets did not include International Paper common stock.

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

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 46 and 47 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2010, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and completely and accurately reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this report).

Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our proposed acquisition of Temple-Inland Inc. (“Temple-Inland”) may not be completed within the expected timeframe, or at all, and we may not achieve the expected benefits from this acquisition or from other strategic acquisitions and divestitures. In the third quarter of 2011, we entered into an agreement and plan of merger with Temple-Inland under which we will pay $32.00 in cash for each share of Temple-Inland’s outstanding common stock and assume Temple-Inland’s existing debt (approximately $600 million) and Temple-Inland will become a wholly owned subsidiary of International Paper. The acquisition is valued at approximately $4.3 billion and is expected to close in the fourth quarter of 2011 or the first quarter of 2012. Completion of the acquisition is subject to the satisfaction (or waiver) of certain conditions that are beyond our control and may prevent, delay or otherwise negatively affect its completion. These conditions include the approval of the acquisition by Temple-Inland’s shareholders and U.S. antitrust clearance. The Antitrust Division of the U.S. Department of Justice may refuse approval of the acquisition or seek to make its approval subject to compliance with unanticipated or onerous conditions that could reduce the anticipated benefits of the acquisition.

The success of the Temple-Inland acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating Temple-Inland with our existing businesses. The integration process may be complex, costly and time-consuming, and we may not accomplish the integration of Temple-Inland smoothly, successfully or within the anticipated costs or timeframe. Potential integration risks include, among other things, our ability to successfully implement our business plan for the combined business, retain key customers, suppliers and employees, and retain and obtain required regulatory approvals, licenses and permits. In addition, Temple-Inland’s obligations and liabilities, some of which may not have not been disclosed to us or may not be reflected or reserved for in Temple-Inland’s financial statements, may be greater than we have anticipated, and we do not have the benefit of any indemnification in the merger agreement with respect to obligations or liabilities of Temple-Inland, whether known or unknown. Potential liabilities of Temple-Inland include, but are not limited to, those relating to:

•

pending and potential civil proceedings and criminal investigations related to a August 2011 upset condition in an evaporator at Temple-Inland’s Bogalusa, Louisiana paper mill that caused the Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River to be exceeded, resulting in a fish kill;

•

a pending lawsuit filed by the liquidating trustee for Guaranty Bank, a former subsidiary of Temple-Inland’s financial services business that was spun off by Temple-Inland in 2007, asserting various claims relating to the failure of Guaranty Bank and its parent Guaranty Financial Group (Tepper v. Temple-Inland Inc.); and

•	pending and potential Temple-Inland shareholder lawsuits alleging breaches of fiduciary duty relating to the acquisition.

More broadly, our strategy for long-term growth, productivity and profitability depends, in part, on our ability to make prudent strategic acquisitions and divestitures and to realize the benefits we expect from them. For example, in October 2011, we completed our acquisition of a 75% interest in Andhra Pradesh Paper Mills Limited, one of the leading integrated paper manufacturers in India, and in the third quarter of 2011, we signed an agreement, subject to regulatory approval and other customary closing conditions, to sell our Shorewood business to Atlas Holdings and retain a minority interest of approximately 40% in the business outside the U.S.

Otherwise, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 in response to Part I, Item 1A of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	18	$29.16	N/A	N/A

September 1, 2011 – September 30, 2011	1,623	24.15	N/A	N/A

Total	1,641	N/A	N/A	N/A

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: November 7, 2011	By	/s/ CAROL L. ROBERTS
Carol L. Roberts Senior Vice President and Chief Financial Officer

Date: November 7, 2011	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington Vice President – Finance and Controller