Form 10-K
period 2011-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2012-02-27
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 for the fiscal year ended December 31, 2011

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $12,935,454,966.

The number of shares outstanding of the Company’s common stock, as of February 17, 2012 was 437,085,299.

Documents incorporated by reference:

Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

i

INTERNATIONAL PAPER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	51

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	52
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	52
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	54
	Consolidated Statement of Operations	56
	Consolidated Balance Sheet	57
	Consolidated Statement of Cash Flows	58
	Consolidated Statement of Changes in Equity	59
	Notes to Consolidated Financial Statements	61
	Interim Financial Results (Unaudited)	96

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	99

ITEM 9A.	CONTROLS AND PROCEDURES.	99

ITEM 9B.	OTHER INFORMATION.	100

PART III.		100

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	100

ITEM 11.	EXECUTIVE COMPENSATION.	101

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	101

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	101

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	101

PART IV.		101

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	101
	Additional Financial Data	101
	Schedule II – Valuation and Qualifying Accounts	107

	SIGNATURES	108

APPENDIX I	2011 LISTING OF FACILITIES	A-1

APPENDIX II	2011 CAPACITY INFORMATION	A-3

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

In the United States at December 31, 2011, the Company operated 20 pulp, paper and packaging mills, 142 converting and packaging plants, 18 recycling plants and three bag facilities. Production facilities at December 31, 2011 in Europe, Asia, Latin America and South America included 11 pulp, paper and packaging mills, 64 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 153 distribution branches in the United States and 36 distribution branches located in Canada, Mexico and Asia. At December 31, 2011, we owned or managed approximately 325,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into four segments: Industrial Packaging; Printing Papers; Consumer Packaging; and Distribution. Beginning January 1, 2011, the Forest Products business is no longer reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. A description of these business segments can be found on pages 28 and 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.

From 2007 through 2011, International Paper’s capital expenditures approximated $4.8 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2011 was approximately $1.2 billion and is expected to be approximately $1.5 billion, including spending at the legacy Temple-Inland, Inc. (Temple-Inland) facilities, in 2012. You can find more information about capital expenditures on page 37 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on pages 37 and 38 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 25 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

The financial information concerning segments is set forth in Note 18 Financial Information by Industry Segment and Geographic Area on pages 94 and 95 of Item 8. Financial Statements and Supplementary Data.

FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS

The financial information concerning international and U.S. operations and export sales is set forth in

Note 18 Financial Information by Industry Segment and Geographic Area on page 95 of Item 8. Financial Statements and Supplementary Data.

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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 20 through 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations. You can find information about the Company’s manufacturing capacities on page A-3 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells paper, packaging products and other products directly to end users and converters, as well as through agents, resellers and paper distributors. We own a large merchant distribution business that sells products made both by International Paper and by other companies making paper, paperboard, packaging, graphic arts supplies and maintenance and industrial products. Sales offices are located throughout the United States as well as internationally.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 28 and 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT

Sales volumes of major products for 2011, 2010 and 2009 were as follows:

Sales Volumes by Product (1)

In thousands of short tons	2011	2010	2009
Industrial Packaging
Corrugated Packaging	7,424	7,525	7,313
Containerboard	2,371	2,458	2,258
Recycling	2,435	2,486	2,280
Saturated Kraft	161	176	126
Bleached Kraft	95	85	72
European Industrial Packaging	1,047	1,040	1,046
Asian Box (2)	444	307	149
Industrial Packaging	13,977	14,077	13,244

Printing Papers
U.S. Uncoated Papers	2,616	2,695	2,882
European and Russian Uncoated Papers	1,218	1,235	1,336
Brazilian Uncoated Papers	1,141	1,081	1,007
Indian Uncoated Papers (3)	49	0	0
Uncoated Papers	5,024	5,011	5,225
Market Pulp (4)	1,410	1,422	1,524

Consumer Packaging
U.S. Coated Paperboard	1,375	1,398	1,242
European Coated Paperboard	332	351	354
Asian Coated Paperboard	998	870	859
Other Consumer Packaging	185	174	169
Consumer Packaging	2,890	2,793	2,624

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.
(2)	Includes SCA Packaging volumes from date of acquisition in June 2010.
(3)	Includes APPM volumes from date of acquisition in October 2011.
(4)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.

We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $13 million in 2011, $12 million in 2010 and $13 million in 2009.

We own numerous patents, copyrights, trademarks, trade secrets and other intellectual property rights relating to our products and to the processes for their production. We also license intellectual property rights to and from others where necessary. Many of the manufacturing processes are among our trade secrets. Some of our products are covered by U.S. and non-U.S. patents and are sold under well known trademarks. We derive a competitive advantage by protecting our trade secrets, patents, trademarks and other intellectual property rights, and by using them as required to support our businesses.

ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. A total of $60 million was spent in 2011 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $90 million in 2012 for similar capital projects.

In the U.S., the Environmental Protection Agency (EPA) proposed or finalized a number of new rules, including Greenhouse Gas Mandatory Reporting (see Climate Change section), Boiler MACT (see below), and more restrictive National Ambient Air Quality Standards (NAAQSs). During 2010, new NAAQSs were promulgated for nitrogen oxide (NOx) and sulfur dioxide (SO2) and we anticipate that additional NAAQSs will also be promulgated. Once implemented these rules could require significant investments of capital and/or operational changes that could potentially have a material impact on International Paper.

In March 2011, the EPA published four inter-related final rules commonly and collectively referred to as “Boiler MACT.” As finalized, these rules required owners of specified boilers to meet very strict air emissions standards for certain substances. The rule was immediately subject to administrative reconsideration by the EPA. In addition to putting certain portions of the rules into the administrative reconsideration process, the EPA also issued an administrative stay of the rules pending the outcome of the reconsideration process. On December 23, 2011, the EPA published new proposed rules that have a 60-day comment period that ended February 21, 2012. The EPA indicated their intent is to finalize these latest proposals by spring 2012. These proposals, if finalized, would change many aspects of the March 2011 rules including, but not limited to, emission limits and control equipment technology needed to meet such limits. On January 9, 2012, in Sierra Club v. Lisa P. Jackson, U.S. District Court for the District of Columbia, (Civil Action No. 11-1278), the Court found the administrative stay issued by the EPA to be unlawful and vacated the stay. As a result, the final rules published in March 2011 are in effect despite the fact that the EPA is in the process of reconsidering these rules. Vacating the stay, as well as the reconsideration process and the numerous lawsuits filed on these rules, has created significant legal uncertainties. Because of these significant uncertainties, it is difficult to accurately and comprehensively estimate at this time what our costs will be to comply with the rules.

In addition to Boiler MACT, on December 27, 2011, the EPA also issued a proposed rule to amend national emission standards for hazardous air pollutants (NESHAP) for the pulp and paper industry. The comment period for this proposed rule closes February 27, 2012, unless it is extended. We are currently reviewing the rule and determining what impacts it could have on our operations. While we do not have firm cost estimates at this time, and recognizing the proposed rule is likely to change, the rule could have a significant adverse impact on the pulp and paper industry, including International Paper.

Recognizing these many significant uncertainties, our forecasts include an estimate of future expenditures that may be required for Boiler MACT and other regulatory initiatives. These amounts represent our current best estimate of future expenditures, which we believe are likely to change once the regulatory landscape becomes clearer. Our preliminary estimate for environmental control expenditures is approximately $105 million for 2013 and approximately $260 million for 2014. When regulatory requirements regarding Boiler MACT and the Pulp and Paper NESHAP become final, including likely subsequent legal challenges, the Company’s environmental, manufacturing and legal professionals will assess fully the potential impacts on our Company to determine a more precise estimate of future environmental control expenditures.

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

While the European Union (EU) has ratified the Kyoto Protocol, the framework of the Kyoto Protocol does not apply to “underdeveloped nations.” Four countries where we have paper-making operations, India, Brazil, Morocco, and China, are considered underdeveloped nations by the Kyoto Protocol. Although not subject to the Kyoto Protocol, Brazil and China may adopt greenhouse gas regulations in the future that may have a material effect on our operations in these countries. Unless extended, the Kyoto Protocol expires in 2012. A successor to the Kyoto Protocol is under negotiation at the international level. Due to the lack of clarity around the post-2012 climate control regime, it is not possible at this time to estimate with any certainty the potential impacts of future international agreements on International Paper’s operations.

Under the European Union Emissions Trading System (EUETS), the EU has committed to greenhouse gas reductions. International Paper has two sites covered by the EUETS. These measures did not have an adverse effect on our European operations in 2011, nor are they expected to have such an impact in 2012.

The U.S. has not ratified the Kyoto Protocol nor have efforts in the U.S. Congress to legislate the control of greenhouse gas (GHG) emissions been successful. To date, the activity in the U.S. has been spearheaded by the U.S. EPA and, to some extent, by the states. Pursuant to its GHG Mandatory Reporting Rule promulgated in 2009, the EPA began a process to collect data on emitters of greater than 25,000 tons of greenhouse gas per year. Twenty of our U.S. facilities are covered by and submitted reports as required under this rule. We do not believe that the reporting rule will have a material impact on our operations. Additionally, the EPA has indicated that it will propose New Source Performance Standards (NSPS) for various industry sectors which will limit GHG emissions from certain sources. Currently, the EPA has not identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that, at some future time, pulp and paper sources will be subject to new NSPS rules. It is uncertain what impacts, if any, future NSPS will have on International Paper’s operations. The EPA has convened a Science Advisory Board (SAB) to assess the neutrality of biomass when combusted in new sources. The SAB began deliberations in 2011, but has not made any recommendations. Because the use of biomass is prevalent in the pulp and paper production process, the findings of the SAB and how they are incorporated into climate policy and subsequent regulations could be material to the industry and the Company.

Some U.S. states have considered legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories or regional greenhouse gas cap-and-trade programs. One such state is California where International Paper has one site subject to California’s GHG regulatory plan. The final California rules are still being developed and do not take full effect until 2013. Until the rules are finalized and implemented, it is unknown whether there will be any significant impact on our California facility.

It is difficult to predict whether passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the U.S. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on International Paper, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects.

International Paper has controls and procedures in place to stay adequately informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate to ensure we continue to assess whether such legislation or regulation may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.

In summary, regulation of greenhouse gases continues to evolve in various countries in which we do business. While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this time it is not reasonably possible to estimate either a timetable for the implementation of any new regulations or our costs of compliance.

Additional information regarding climate change and International Paper, including our carbon footprint, is available at http://internationalpaper.com/US/EN/Company/Sustainability/Climate.html.

EMPLOYEES

As of December 31, 2011, we had approximately 61,500 employees, 34,400 of whom were located in the United States. Of the U.S. employees, approximately 22,400 are hourly, with unions representing approximately 13,500 employees. Approximately 9,900 of the union employees are represented by the United Steel Workers (USW).

In late March 2011, International Paper negotiated the 2011 Mill Master Agreement including 15 of our U.S. pulp, paper and packaging mills. In November 2011, we completed negotiations on the 2012 Converting Master Agreement including 43 of our converting facilities.

These two agreements, the Mill and Converting Master Agreements, cover several specific items,

including but not limited to wages, select benefit programs, successorship, employment security and health and safety. Individual facilities continue to have local agreements for other items not covered by these agreements. If local facility agreements are not successfully negotiated at the time of expiration, then, under the Master Agreements, the local facility agreements will automatically renew with the same terms in effect at the time of expiration.

During 2011, 26 local labor agreements were negotiated at three mills, 15 converting facilities and eight distribution facilities. Twelve of the agreements were automatically renewed under the terms of the Master Agreements.

During 2012, 31 labor agreements are scheduled to be negotiated: five mills, 15 converting and 11 distribution facilities. Fourteen of these agreements will automatically renew under the terms of the Master Agreements if new agreements are not reached.

EXECUTIVE OFFICERS OF THE REGISTRANT

John V. Faraci, 62, chairman and chief executive officer since 2003. Mr. Faraci joined International Paper in 1974.

John N. Balboni, 63, senior vice president and chief information officer since 2005. Mr. Balboni joined International Paper in 1978.

C. Cato Ealy, 55, senior vice president – corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Tommy S. Joseph, 52, senior vice president – manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president – manufacturing, technology, EHS&S from February to December 2009, and vice president – technology from 2005 to February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 55, senior vice president – consumer packaging and IP Asia since January 2010. Mr. Kadien previously served as senior vice president and president – xpedx from 2005 to 2009. Mr. Kadien joined International Paper in 1978.

Paul J. Karre, 59, senior vice president – human resources and communications since May 2009.

Mr. Karre previously served as vice president – human resources from 2000 to 2009. Mr. Karre joined International Paper in 1974.

Mary A. Laschinger, 51, senior vice president since 2007 and president – xpedx since January 2010. Ms. Laschinger previously served as president – IP Europe, Middle East, Africa and Russia from 2005 to 2009. Ms. Laschinger joined International Paper in 1992.

Tim S. Nicholls, 50, senior vice president – printing and communications papers of the Americas since November 2011. Mr. Nicholls previously served as senior vice president and chief financial officer from 2007 to 2011 and vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer – IP Europe from 2005 to 2007. Mr. Nicholls joined International Paper in 1991.

Maximo Pacheco, 59, senior vice president since 2005 and president – IP Europe, Middle East, Africa and Russia since January 2010. Mr. Pacheco previously served as president – IP do Brasil from 2004 to 2009. Mr. Pacheco is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Pacheco joined International Paper in 1994.

Carol L. Roberts, 52, senior vice president and chief financial officer since November 2011. Ms. Roberts previously served as senior vice president – industrial packaging from 2008 to 2011 and senior vice president – IP packaging solutions from 2005 to 2008. Ms. Roberts joined International Paper in 1981.

Sharon R. Ryan, 52, senior vice president, general counsel and corporate secretary since November 2011. Ms. Ryan previously served as senior vice president, acting general counsel and corporate secretary from May 2011 until November 2011, and as vice president from March 2011 until May 2011. Ms. Ryan served as associate general counsel, chief ethics and compliance officer from 2009 until 2011, and as associate general counsel from 2006 until 2011. Ms. Ryan joined International Paper in 1988.

Mark S. Sutton, 50, senior vice president – industrial packaging since November 2011. Mr. Sutton previously served as senior vice president – printing and communications papers of the Americas from 2010 until 2011, senior vice president – supply chain from 2008 to 2009, and vice president – supply chain from 2007 until 2008. Mr. Sutton served as vice president –

strategic planning from 2005 to 2007. Mr. Sutton joined International Paper in 1984.

Terri L. Herrington, 56, vice president – finance and controller since February 2011. Ms. Herrington previously served as vice president, finance – consumer packaging from 2009 to 2011 and vice president – internal audit from 2007 to 2009. Ms. Herrington previously served as director of audit for finance and financial control for BP p.l.c. from 2003 to 2007. Ms. Herrington joined International Paper in 2007.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan and the CBPR acquisition in 2008 is presented in Note 10 Commitments and Contingent Liabilities on page 74 of Item 8. Financial Statements and Supplementary Data.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities and risks inherent in conducting business through a joint venture; (vi) risk and uncertainties associated with the divestitures required by the U.S. Department of Justice consent decree that allows the Temple-Inland transaction to proceed; (vii) the failure to realize synergies and cost savings from the Temple-Inland transaction or delay in realization thereof; and (viii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

THE INDUSTRIES IN WHICH WE OPERATE EXPERIENCE BOTH ECONOMIC CYCLICALITY AND CHANGES IN CONSUMER PREFERENCES. FLUCTUATIONS IN THE PRICES OF, AND THE DEMAND FOR, OUR PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. These consumer preferences affect the prices of our products. Consequently, our operating cash flow is sensitive to changes in the pricing and demand for our products.

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

THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CON-

DITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2011, International Paper had approximately $9.9 billion of outstanding indebtedness, including $0 of indebtedness outstanding under our credit facilities and $9.5 billion of indebtedness outstanding under our floating and fixed rate notes. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

•

it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•

a portion of our cash flows from operations will be dedicated to payments on indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy other obligations;

•	our indebtedness that is subject to variable rates of interest exposes us to increased debt service obligations in the event of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending that is important to our growth.

In addition, we are subject to agreements that require meeting and maintaining certain financial ratios and covenants. A significant or prolonged downturn in general business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests and could require us to take action to reduce our debt or to act in a manner contrary to our current business objectives.

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE

MARKET PRICE OF OUR SECURITIES, INCLUDING THE NOTES. Maintaining an investment-grade credit rating is an important element of our financial strategy, and a downgrade of our Company’s ratings below investment grade may limit our access to the capital markets, have an adverse effect on the market price of our securities, increase our cost of borrowing and require us to post collateral for derivatives in a net liability position. The Company’s desire to maintain its investment grade rating may cause the Company to take certain actions designed to improve its cash flow, including sale of assets, suspension or further reduction of our dividend and reductions in capital expenditures and working capital.

Under the terms of the agreements governing approximately $4.7 billion of our debt as of December 31, 2011, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.

DOWNGRADES IN THE CREDIT RATINGS OF BANKS SUPPORTING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING SUCH INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank that issued irrevocable letters of credit supporting the installment notes issued in connection with our 2006 sale of forestlands may be downgraded below a required rating. Since 2006, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of the ongoing uncertainty in the banking environment, including the euro-zone sovereign debt crisis and the rating agencies’ reassessment of bank ratings, a number of the letter-of-credit banks currently in place are subject to an increased risk of downgrade and the number of qualified replacement banks has decreased. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of deferred taxes if a replacement bank cannot be obtained. See Note 11 of Item 8. Financial Statements and Supplementary Data for further information.

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

OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2011 was $2.4 billion. The amount and timing of future contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland, China, and India where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse tax consequences, fluctua-

tions in the value of local currency versus the U.S. dollar, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to U.S. and non-U.S. laws and regulations relating to the environment, health and safety. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and National Ambient Air Quality Standards (NAAQSs), will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS. The costs and other effects of pending litigation against us cannot be determined with certainty. Although we believe that the outcome of any pending or threatened lawsuits or claims, or all of them combined, will not have a material effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

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

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and having a negative effect on our business and financial results.

WE ARE SUBJECT TO CYBER-SECURITY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY THAT MANAGES OPERATIONS AND OTHER BUSINESS PROCESSES. International Paper business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to internal applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.

SEVERAL OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim joint venture in Russia. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. For additional information with respect to our Ilim joint venture, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Ilim Holding S.A. Shareholder’s Agreement on page 44.

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM OUR RECENT ACQUISITION OF TEMPLE-INLAND OR FROM OTHER STRATEGIC ACQUISITIONS AND DIVESTITURES. On February 13, 2012, we completed our acquisition of Temple-Inland in a transaction valued at approximately $4.5 billion. As a condition to allowing the transaction to proceed, the Antitrust Division of the U.S. Department of Justice entered into an agreement with the Company that requires us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions).

The success of the Temple-Inland acquisition will depend, in part, on our ability to divest these mills successfully and to realize the anticipated synergies, cost savings and growth opportunities from integrating Temple-Inland with our existing businesses. The integration process may be complex, costly and time-consuming, and we may not accomplish the integration of Temple-Inland smoothly, successfully or within the anticipated costs or timeframe. Potential integration risks include, among other things, our ability to successfully implement our business plan for the combined business, retain key customers, suppliers and employees, and retain and obtain required regulatory approvals, licenses and permits. In addition, Temple-Inland’s obligations and liabilities, some of which may not have not been disclosed to us or may not be reflected or reserved for in Temple-Inland’s financial statements, may be greater than we have anticipated, and we do not have the benefit of any indemnification in the merger agreement with respect to obligations or liabilities of Temple-Inland, whether known or unknown. Potential liabilities of Temple-Inland include, but are not limited to:

•	pending and potential civil proceedings and criminal investigations related to an August 2011 upset condition in an evaporator at Temple-Inland’s Bogalusa, Louisiana paper mill that caused the Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River to be exceeded, resulting in a fish kill; and

•

a pending lawsuit filed by the liquidating trustee for Guaranty Bank, a former subsidiary of Temple-Inland’s financial services business that was spun off by Temple-Inland in 2007, asserting various claims relating to the failure of Guaranty Bank and its parent Guaranty Financial Group.

More broadly, our strategy for long-term growth, productivity and profitability depends, in part, on our ability to make prudent strategic acquisitions and divestitures and to realize the benefits we expect from them, and are subject to the risk that we may not achieve the expected benefits.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

FORESTLANDS

As of December 31, 2011, the Company owned or managed approximately 325,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under CERFLOR.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2012 on page 37, and dispositions and restructuring activities as of December 31, 2011, on pages 24 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 65 and 66 and 69 and 70 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning the Company’s legal proceedings is set forth on pages 48 through 50 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 74 through 76 of Item  8. Financial Statements and Supplementary Data.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2011 and 2010 are set forth on page 96 of Item 8. Financial Statements and Supplementary

Data. As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 17, 2012, there were approximately 16,038 record holders of common stock of the Company.

The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	364	$28.81	N/A	N/A
December 1, 2011 - December 31, 2011	2,976	29.60	N/A	N/A
Total	3,340

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

No activity occurred in November.

PERFORMANCE GRAPH

The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 30, 2006 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made at market close on December 30, 2006. The graph portrays total return, 2006–2011, assuming reinvestment of dividends.

(1)

The companies included in the ROI Peer Group are Domtar Inc., MeadWestvaco Corp., M-Real Corp., Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, Temple-Inland Inc., and UPM-Kymmene Corp. As a result of Smurfit Stone being acquired in early 2011 the company ceased to exist and was eliminated from the peer group.

(2)	Mondi Group and Smurfit Kappa Group became publicly traded companies on June 2007 and March 2007, respectively. Their results are included in the ROI peer group from these dates forward.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2011		2010		2009		2008		2007
RESULTS OF OPERATIONS
Net sales	$26,034		$25,179		$23,366		$24,829		$21,890
Costs and expenses, excluding interest	24,035		23,749		21,498		25,490		19,939
Earnings (loss) from continuing operations before income taxes and equity earnings	1,458	(b)	822	(e)	1,199	(g)	(1,153	)(i)	1,654	(l)
Equity earnings (losses), net of taxes	159		64		(49)		49		0
Discontinued operations, net of taxes	49	(c)	0		0		(13	)(j)	(47	)(m)
Net earnings (loss)	1,355	(b-d)	665	(e-f)	681	(g-h)	(1,279	)(i-k)	1,192	(l-n)
Noncontrolling interests, net of taxes	14		21		18		3		24
Net earnings (loss) attributable to International Paper Company	1,341	(b-d)	644	(e-f)	663	(g-h)	(1,282	)(i-k)	1,168	(l-n)
FINANCIAL POSITION
Working capital	$5,718		$3,525		$3,539		$2,605		$2,893
Plants, properties and equipment, net	11,817		12,002		12,688		14,202		10,141
Forestlands	660		747		757		594		770
Total assets	26,993		25,368		25,548		26,913		24,159
Notes payable and current maturities of long-term debt	719		313		304		828		267
Long-term debt	9,189		8,358		8,729		11,246		6,353
Total shareholders’ equity	6,620		6,834		6,023		4,169		8,672
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.99		$1.50		$1.56		$(3.02)		$2.83
Discontinued operations	0.11		0		0		(0.03)		(0.11)
Net earnings (loss)	3.10		1.50		1.56		(3.05)		2.72
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.96		$1.48		$1.55		$(3.02)		$2.81
Discontinued operations	0.11		0		0		(0.03)		(0.11)
Net earnings (loss)	3.07		1.48		1.55		(3.05)		2.70
Cash dividends	0.9750		0.400		0.325		1.00		1.00
Total shareholders’ equity	15.15		15.62		13.91		9.75		20.40
COMMON STOCK PRICES
High	$33.01		$29.25		$27.79		$33.77		$41.57
Low	21.55		19.33		3.93		10.20		31.05
Year-end	29.60		27.24		26.78		11.80		32.38
FINANCIAL RATIOS
Current ratio	2.2		1.8		1.9		1.5		1.7
Total debt to capital ratio	0.60		0.56		0.59		0.73		0.43
Return on shareholders’ equity	18.2	%(b-d)	10.6	%(e-f)	13.6	%(g-h)	(14.9	)%(i-k)	14.8	%(l-n)
Return on investment from continuing operations attributable to International Paper Company	7.6	%(b-d)	5.0	%(e-f)	5.0	%(g-h)	(4.0	)%(i-k)	7.2	%(l-n)
CAPITAL EXPENDITURES	$1,159		$775		$534		$1,002		$1,292
NUMBER OF EMPLOYEES	61,500		59,500		56,100		61,700		51,500

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

2011:

(b)

Includes restructuring and other charges of $102 million before taxes ($90 million after taxes) including pre-tax charges of $49 million ($34 million after taxes) for costs associated with the restructuring of the Company’s xpedx operations, pre-tax charges of $32 million ($19 million after taxes) for early debt extinguishment costs, pre-tax charges of $18 million ($12 million after taxes) for costs associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, pre-tax charges of $20 million ($12 million after taxes) for costs associated with signing an agreement to acquire Temple-Inland, and a pre-tax gain of $24 million ($15 million after taxes) related to the reversal of environmental and other reserves due to the announced repurposing of a portion of the Franklin mill. Also included are a pre-tax charge of $27 million ($17 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax charge of $129 million ($104 million after taxes) for a fixed-asset impairment of the North American Shorewood business, pre-tax charges of $78 million (a gain of $143 million after taxes) to reduce the carrying value of the Shorewood business based on the terms of the definitive agreement to sell this business, and a charge of $11 million (before and after taxes) for asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009.

(c)

Includes a pre-tax gain of $50 million ($30 million after taxes) for an earnout provision related to the sale of the Company’s Kraft Papers business completed in January 2007. Also, the Company sold its Brazilian Coated Paper business in the third quarter 2006. Local country tax contingency reserves were included in the business’ operating results in 2005 and 2006 for which the related statute of limitations has expired. The reserves were reversed and a tax benefit of $15 million plus associated interest income of $6 million ($4 million after taxes) was recorded.

(d)

Includes a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million tax expense related to internal restructurings, a $9 million tax expense for costs associated with our acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, a $13 million tax benefit related to the release of a deferred tax asset valuation allowance, and a $2 million tax expense for other items.

2010:

(e)

Includes restructuring and other charges of $394 million before taxes ($242 million after taxes) including pre-tax charges of $315 million ($192 million after taxes) for shutdown costs related to the Franklin, Virginia mill, a pre-tax charge of $35 million ($21 million after taxes) for early debt extinguishment costs, pre-tax charges of $7 million ($4 million after taxes) for closure costs related to the Bellevue, Washington container plant, a pre-tax charge of $11 million ($7 million after taxes) for an Ohio Commercial Activity tax adjustment, a pre-tax charge of $6 million ($4 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative, and a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations. Also included are a pre-tax charge of $18 million ($11 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, and a pre-tax gain of $25 million ($15 million after taxes) related to the partial redemption of the Company’s interests in Arizona Chemical.

(f)

Includes tax expense of $14 million and $32 million for tax adjustments related to incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a $40 million tax benefit related to cellulosic bio-fuel tax credits.

2009:

(g)

Includes restructuring and other charges of $1.4 billion before taxes ($853 million after taxes), including pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes), and $102 million ($62 million after taxes) for shutdown costs for the Albany, Oregon, Franklin, Virginia and Pineville, Louisiana mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant, Oklahoma mill, a pre-tax charge of $148 million ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $185 million ($113 million after taxes) for early debt extinguishment costs, a pre-tax charge of $23 million ($28 million after taxes) for closure costs associated with the Inverurie, Scotland mill, and a charge of $31 million, before and after taxes, for severance and other costs associated with the planned closure of the Etienne mill in France, and a pre-tax charge of $23 million ($14 million after taxes) for other items. Also included are a pre-tax gain of $2.1 billion ($1.4 billion after taxes) related to alternative fuel mixture credits, a pre-tax charge of $87 million ($54 million after taxes) for integration costs associated with the CBPR acquisition, a charge of $56 million to write down the assets at the Etienne mill in France to estimated fair value.

(h)

Includes a $156 million tax expense for the write-off of deferred tax assets in France, a $15 million tax expense for the write-off of a deferred tax asset for a recycling credit in the state of Louisiana and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related state income tax effects.

2008:

(i)

Includes restructuring and other charges of $370 million before taxes ($227 million after taxes), including a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Bastrop, Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin, Virginia mill, a charge of $53 million before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative, a charge of $75 million before taxes ($47 million after taxes) for adjustments to legal reserves, a pre-tax charge of $30 million ($19 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that were not be implemented due to the CBPR acquisition, a charge of $8 million before taxes ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a gain of $2 million, before and after taxes, for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan. Also included are a charge of $1.8 billion, before and after taxes, for the impairment of goodwill in the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $107 million ($84 million after taxes) to write down the assets of the Inverurie, Scotland mill to estimated fair value, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales, a $39 million charge before taxes ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a $45 million charge before taxes ($28 million after taxes) for integration costs associated with the CBPR acquisition.

(j)

Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business, pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses, and the operating results of certain wood products facilities.

(k)	Includes a $40 million tax benefit related to the restructuring of the Company’s international operations.

2007:

(l)

Includes restructuring and other charges of $95 million before taxes ($59 million after taxes), including a $30 million charge before taxes ($19 million after taxes) for organizational restructuring and other charges principally associated with the Company’s 2006 Transformation Plan, a charge of $60 million before taxes ($38 million after taxes) of accelerated depreciation charges, a $10 million charge before taxes ($6 million after taxes) for environmental costs associated with a mill closure, and a pre-tax gain of $5 million ($4 million after taxes) for other items. Also included are a $9 million pre-tax gain ($5 million after taxes) to reduce estimated transaction costs accrued in connection with the 2006 sale of U.S. forestlands included in the Company’s 2006 Transformation Plan; and a $327 million gain before taxes ($267 million after taxes) for net gains on sales and impairments of businesses including a pre-tax gain of $113 million ($102 million after taxes) on the sale of the Arizona Chemical business, and a gain of $205 million before taxes ($159 million after taxes) related to the asset exchange for the Luiz Antonio mill in Brazil.

(m)

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

(n)	Includes a $41 million tax benefit relating to the effective settlement of certain income tax audit issues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to common shareholders from continuing operations and before special items of $3.10 during 2011, compared with $2.05 in 2010, and $0.88 in 2009. Diluted earnings (loss) per share attributable to common shareholders were $3.07 for 2011, compared with $1.48 for 2010 and $1.55 for 2009.

Our 2011 full-year results from continuing operations and before special charges represented our best financial results in almost two decades. 2011 benefited from margin expansion, due to increased price realizations that stayed with us throughout the year and improved mix, and excellent operations and cost management, which combined to more than offset higher input costs of $0.61 per share. We also benefited from a $0.21 increase in earnings from our Ilim joint venture in Russia, which experienced year-over-year revenue growth of 26%.

In North America, sales volumes were down slightly, but sales revenue was up moderately reflecting increased price flow through and strong margin expansion of 200 basis points. Outside the U.S., we increased earnings, but in different ways. Margins were stable, but we also saw a 6% increase in sales volumes, contributing to a 17% increase in sales revenue.

Free cash flow for 2011 was stable with 2010 at approximately $1.7 billion (see reconciliation on page 35), even though 2011 included an increase of approximately $380 million in capital expenditures. This strong free cash flow resulted in a $400 million increase in our year-end cash balance over 2010, after deducting $1.5 billion borrowed in anticipation of the acquisition of Temple-Inland, which closed on February 13, 2012. We also made a $300 million voluntary contribution to strengthen the health of our pension plan in 2011.

Diluted earnings per share attributable to common shareholders from continuing operations and before special items of $0.66 in the fourth quarter of 2011 were lower than both the $0.92 in the 2011 third quarter and the $0.68 in the 2010 fourth quarter. Diluted earnings (loss) per share attributable to common shareholders were $0.59 in the fourth quar-

ter of 2011, compared with $1.19 in the third quarter of 2011 and $0.73 in the fourth quarter of 2010.

Our 2011 fourth quarter results were in line with our original expectation, as we experienced normal seasonal weakness in North America and some related downward pricing pressure, primarily in market pulp, and exports from North America in both paper and packaging. Additionally, a significant negative currency impact at Ilim nearly erased their earnings contribution for the quarter (Ilim is reported on a one-quarter lag basis). These headwinds were somewhat offset by benefits from our global balance, including seasonally stronger demand in paper sales in Brazil, Russia and Europe as well as stronger box volumes and improved margins in EMEA, and some global input cost relief in fiber and energy.

Free cash flow of $328 million generated in the 2011 fourth quarter was lower than the $561 million generated in the 2011 third quarter and the $601 million generated in the 2010 fourth quarter (see reconciliation on page 36). These decreases were partially due to an increase in capital spending of approximately $120 million over both previous periods. The decrease from the 2011 third quarter was also driven by lower earnings before interest, taxes, depreciation and amortization (EBITDA), while a decrease in cash inflows related to working capital accounted for the remainder of the decrease versus the 2010 fourth quarter.

As we have said before, we believe we are operating in an economy that is recovering, but not fully recovered. While our first quarter is always a seasonally slow period, we expect modest increases in volume in North America in the 2012 first quarter versus the 2011 fourth quarter, primarily in packaging – due to four more box shipping days – and increased exports in our papers business. The continued pass through of previously negotiated export price reductions in packaging, paper and pulp will materially impact price realizations in the first quarter. Additionally, in Brazil, seasonally weaker domestic demand will result in a greater percentage of lower-priced paper exports in the quarter which will negatively impact earnings. As to inputs, slightly higher costs in North America, primarily for wood and chemicals, will largely offset the benefit of lower overall mill outages during the quarter. Earnings for xpedx, our distribution business in the U.S., will decrease as the first quarter is a seasonally low shipment period. The contribution from our Ilim joint venture will improve based largely on the absence of the negative currency impact of the 2011 fourth quarter, but run rate earnings (reflecting the one-quarter lag in reporting) will be lower than the peak levels reported in the 2011 second quarter as we feel the full impact of pulp price erosion over this period. Finally, manufacturing operations and all other costs associated with the businesses will materially reduce earnings in the quarter versus the fourth quarter of 2011, primarily driven by expected one-time costs associated with the pending start-ups later this year at both our Franklin mill and the Sun joint venture in China, seasonally higher costs related to the consumption of energy and fuels, primarily due to colder weather, the absence of beneficial one-time adjustments in the 2011 fourth quarter related to company-paid benefits, and lastly, the absence of our favorable adjustments related to inventory revaluations experienced in the 2011 fourth quarter.

Earnings per share attributable to International Paper Company common shareholders before special items is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company shareholders is the most direct comparable GAAP measure. The Company calculates earnings per share before special items by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations. The following are reconciliations of earnings per share attributable to International Paper Company common shareholders before special items to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	2011	2010	2009
Earnings Per Share Before Special Items	$3.10	$2.05	$0.88
Restructuring and other charges	(0.19)	(0.59)	(2.00)
CBPR business integration costs	0	0	(0.13)
Alternative fuel mixture credits	0	0	3.32
Net gains (losses) on sales and impairments of businesses	0.08	0.03	(0.13)
Interest income	0.01	0	0
Income tax adjustments	(0.06)	(0.01)	(0.39)
Bargain purchase price adjustment recorded in equity earnings	0.02	0	0
Earnings (Loss) Per Common Share From Continuing Operations	$2.96	$1.48	$1.55
Discontinued operations	0.11	0	0
Diluted Earnings (Loss) per Common Share	$3.07	$1.48	$1.55

	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2010
Earnings Per Share Before Special Items	$0.66	$0.92	$0.68
Restructuring and other charges	(0.03)	(0.07)	(0.07)
Net gains (losses) on sales and impairments of businesses	0	0.34	0.03
Interest income	0.01	0	0
Income tax adjustments	(0.05)	0	0.09
Diluted Earnings (Loss) per Common Share	$0.59	$1.19	$0.73

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

International Paper operates in four segments: Industrial Packaging, Printing Papers, Consumer Packaging and Distribution. Effective January 1, 2011, the Forest Products Business is no longer being reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2011	2010	2009
Net Earnings (Loss) Attributable to International Paper Company	$1,341	$644	$663
Deduct – Discontinued operations:
(Gain) loss on sales or impairment	(49)	0	0
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	1,292	644	663
Add back (deduct):
Income tax provision	311	221	469
Equity (earnings) losses, net of taxes	(159)	(64)	49
Net earnings attributable to noncontrolling interests	14	21	18
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	1,458	822	1,199
Interest expense, net	541	608	669
Noncontrolling interests / equity earnings included in operations	(10)	(15)	(23)
Corporate items	145	226	181
Special items:
Restructuring and other charges	82	70	333
Net losses (gains) on sales and impairments of businesses	0	(25)	1
	$2,216	$1,686	$2,360
Industry Segment Operating Profit
Industrial Packaging	$1,147	$826	$761
Printing Papers	872	481	1,091
Consumer Packaging	163	207	433
Distribution	34	78	50
Forest Products	0	94	25
Total Industry Segment Operating Profit	$2,216	$1,686	$2,360

Industry segment operating profits of $2.2 billion in 2011 included a net loss from special items of $253 million compared with $344 million in 2010 and a net gain of $898 million in 2009 (which included the impact of alternative fuel mixture credits). Operationally, compared with 2010, the impacts of higher sales price realizations ($611 million) and improved operating performance and a more favorable product mix ($370 million) were partially offset by lower sales volumes ($54 million), higher input costs ($381 million), lower gains from land sales ($94 million) and other items ($13 million).

The principal changes in operating profit by segment were as follows:

•

Industrial Packaging’s profits of $1.1 billion were $321 million higher as the benefits of higher average sales price realizations and favorable operating costs were partially offset by lower sales volumes and higher market-related downtime and increased distribution and freight costs. In addition, 2011 operating profits included $20 million of costs associated with the signing of an agreement to purchase Temple-Inland, while 2010 operating profits included $19 million of plant closure costs.

•

Printing Papers’ profits of $872 million were $391 million higher than in 2010. The benefits of higher sales price realizations, lower operating costs and a more favorable product mix were partially offset by higher raw material and freight costs. Operating profits in 2011 included a gain of $21 million related to the reversal of environmental reserves due to the announced repurposing of the Franklin, Virginia mill and $11 million of asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009. Operating profits in 2010 included $315 million of costs associated with the closure of the Franklin, Virginia mill.

•

Consumer Packaging’s profits of $163 million, which included costs of $201 million associated with the fixed asset impairment and sale of the Shorewood business, were $44 million lower than in 2010. The benefits from higher sales price realizations, lower operating costs and a more favorable mix of products sold were partially offset by higher raw material and freight costs.

•	Distribution’s profits of $34 million were $44 million lower than 2010 primarily due to $52 million of reorganization expenses. Higher sales price realizations and lower operating costs were mostly offset by lower sales volumes.

•	Forest Products had a profit of $94 million in 2010 reflecting a $39 million gain on a mineral rights sale and a $50 million gain on land sales.

Corporate items, net, of $145 million of expense in 2011 were lower than the $226 million of expense in 2010 due to lower supply chain initiative expenses and lower pension expense. The increase in 2010 from 2009 primarily reflects higher pension expense.

Corporate special items, including restructuring and other items and net losses on sales and impairments of businesses were a loss of $76 million in 2011 compared with a loss of $45 million in 2010 and a loss of $334 million in 2009.

Interest expense, net, was $541 million in 2011 compared with $608 million in 2010 and $669 million in 2009. The decrease in 2011 reflects lower debt levels throughout much of the year, while the decrease in 2010 reflects the repayment of $3.1 billion of debt in 2009.

A net income tax provision of $311 million was recorded for 2011, including a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority interest in Andhra Pradesh Paper Mills Limited, a $13 million benefit related to the release of a deferred tax asset valuation allowance and a $2 million expense for other items. The 2010 income tax provision of $221 million includes a $14 million tax expense for an incentive compensation deferred tax write-off, a $32 million tax expense for a Medicare Part D deferred tax write-off and a $40 million net tax benefit related to cellulosic bio-fuel credits. The 2009 income tax provision of $469 million includes a net $165 million provision related to 2009 special tax adjustment items. Excluding the tax effect of all special items, taxes as a percent of pre-tax earnings were 32% in 2011 and 30% in both 2010 and 2009. The higher income tax rate in 2011 reflects a higher proportion of earnings in higher tax rate jurisdictions.

Discontinued Operations

In 2011, $49 million of net income adjustments were recorded relating to prior sales of discontinued businesses.

Liquidity and Capital Resources

For the year ended December 31, 2011, International Paper generated $2.7 billion of cash flow from continuing operations compared with $1.6 billion in 2010. Capital spending for 2011 totaled $1.2 billion, or 87% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $379 million, while net increases in debt totaled $1.3 billion, primarily representing debt incurred in anticipation of the Temple-Inland acquisition. Our liquidity position remains strong, supported by approximately $2.5 billion of committed credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.

We expect to generate strong free cash flow again in 2012 and will continue our balanced use of cash through investments in capital projects, the reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders (including the funding of our previously announced dividend increases) and strengthening our businesses through acquisitions, as appropriate.

Capital spending for 2012 is targeted at $1.5 billion, or about 102% of depreciation and amortization, including spending at the legacy Temple-Inland facilities.

Critical Accounting Policies and Significant Accounting Estimates

Accounting policies that may have a significant effect on our reported results of operations and financial position, and that can require judgments by management in their application, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pension and postretirement benefit obligations and income taxes. See pages 45 through 48 for a discussion of the Company’s critical accounting policies and significant accounting estimates.

Legal

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

The following is a discussion of International Paper’s results of operations for the year ended December 31, 2011, and the major factors affecting these results compared to 2010 and 2009.

RESULTS OF OPERATIONS

For the year ended December 31, 2011, International Paper reported net sales of $26.0 billion, compared with $25.2 billion in 2010 and $23.4 billion in 2009. International net sales (including U.S. exports) totaled $8.7 billion or 33% of total sales in 2011. This compares with international net sales of $7.5 billion in 2010 and $6.4 billion in 2009.

Full year 2011 net earnings attributable to International Paper Company totaled $1.341 billion ($3.07 per share), compared with net earnings of $644 million ($1.48 per share) in 2010 and $663 million ($1.55 per share) in 2009. 2011 amounts include the results of discontinued operations.

Earnings from continuing operations attributable to International Paper Company after taxes in 2011 were $1.292 billion, including $63 million of net special items charges, compared with income of $644 million, including $246 million of net special items charges in 2010, and $663 million, including $285 million of special item credits in 2009. Compared with 2010, higher sales price realizations, favorable operating performance and product mix, lower net interest expense, and decreased corporate and other items expense were partially offset by higher input costs, lower sales volumes, less income from land sales, and higher income tax expense. In addition, 2011 results included higher equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

See Industry Segment Results on pages 29 through 35 for a discussion of the impact of these factors by segment.

Discontinued Operations

2011:

In 2011, $49 million of net income adjustments were recorded relating to prior sales of discontinued businesses, including a $30 million earnout payment received by the Company in 2011 associated with the sale of the Kraft Papers businesses in 2007 and a $15 million tax benefit for the reversal of local country tax contingency reserves, for which the related statute of limitations has now expired, plus associated interest income of $4 million recorded in 2011 related to the 2006 sale of the Brazilian Coated Papers business.

Income Taxes

A net income tax provision of $311 million was recorded for 2011, including a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, a $13 million benefit related to the release of a deferred tax asset valuation allowance, and a $2 million expense for other items. Excluding these items and the tax effect of other special items, the tax provision was $577 million, or 32% of pre-tax earnings before equity earnings.

A net income tax provision of $221 million was recorded for 2010, including a $14 million tax expense and a $32 million tax expense for incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a net $40 million tax benefit related to cellulosic bio-fuel tax credits. See discussion on page 36. Excluding these items and the tax effect of other special items, the tax provision was $364 million, or 30% of pre-tax earnings before equity earnings.

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

Equity Earnings, Net of Taxes

Equity earnings, net of taxes in 2011, 2010 and 2009 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see pages 34 and 35).

Corporate Items and Interest Expense

Corporate items totaled $145 million of expense for the year ended December 31, 2011 compared with $226 million in 2010 and $181 million in 2009. The decrease in 2011 from 2010 reflects lower supply chain initiative expenses and lower pension expense. The increase in 2010 from 2009 reflects higher supply chain initiative expenses and higher pension expense.

Net interest expense totaled $541 million in 2011, $608 million in 2010 and $669 million in 2009. The decrease in 2011 compared with 2010 reflects lower average debt levels. The decrease from 2010 to 2009 reflects the repayment of $3.1 billion of debt in 2009.

Net earnings attributable to noncontrolling interests totaled $14 million in 2011 compared with $21 million in 2010 and $18 million in 2009. The decrease in 2011 reflects lower earnings for Shorewood Mexico due to the impairment of the business’ fixed assets. The increase in 2010 reflects higher earnings for the International Paper & Sun Containerboard Co., Ltd. joint ventures.

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

2011: During 2011, corporate restructuring and other charges totaling $55 million before taxes ($33 million after taxes) were recorded. These charges included:

•

a $32 million charge before taxes ($19 million after taxes) for costs related to the early extinguishment of debt (see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data),

•	an $18 million charge before taxes ($12 million after taxes) related to International Paper’s acquisition of a majority share of APPM in India, and

•	a $5 million charge before taxes ($2 million after taxes) for other items.

In addition, restructuring and other charges totaling $47 million before taxes ($33 million after taxes) were recorded in the Industrial Packaging, Printing Papers, Consumer Packaging and Distribution industry segments including:

•	a $20 million charge before taxes ($12 million after taxes) for costs associated with the signing of an agreement to acquire Temple-Inland,

•	a $24 million gain before taxes ($15 million after taxes) related to a change in the estimate of closure costs related to the Franklin, Virginia mill due to the Company’s decision to repurpose a portion of the mill to produce fluff pulp,

•	a $49 million charge before taxes ($34 million after taxes) for restructuring costs related to the Company’s xpedx business, and

•	a $2 million charge before taxes ($2 million after taxes) for other items.

2010: During 2010, corporate restructuring and other charges totaling $52 million before taxes ($32 million after taxes) were recorded. These charges included:

•

a $35 million charge before taxes ($21 million after taxes) for costs related to the early extinguishment of debt (see note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data),

•	an $11 million charge before taxes ($7 million after taxes) related to the write-off of an Ohio commercial activity tax receivable, and

•	a $6 million charge before taxes ($4 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative.

In addition, restructuring and other charges totaling $342 million before taxes ($210 million after taxes) were recorded in the Industrial Packaging, Printing Papers and Consumer Packaging industry segments including:

•	a $315 million charge before taxes ($192 million after taxes), including $236 million of noncash accelerated depreciation charges, for closure costs related to the Franklin, Virginia mill,

•	an $8 million charge before taxes ($5 million after taxes) related to the reorganization of the Company’s Shorewood Packaging operations,

•	a $7 million charge before taxes ($4 million after taxes) related to the closure of the Bellevue, Washington container facility, and

•	a $12 million charge before taxes ($9 million after taxes) for other items.

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

•	a $148 million charge before taxes ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead reduction initiative.

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

Impairments of Goodwill

No goodwill impairment charges were recorded in 2011, 2010 or 2009.

Net Losses (Gains) on Sales and Impairments of Businesses

Net losses (gains) on sales and impairments of businesses included in special items totaled a pre-tax loss of $218 million (a gain of $36 million after taxes and noncontrolling interests) in 2011, a pre-tax gain of $23 million ($13 million after taxes) in 2010 and a pre-tax loss of $59 million ($56 million after taxes) in 2009. The principal components of these gains/losses were:

2011: On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings, pending regulatory approval and other customary closing conditions. As a result, during 2011, net pre-tax charges of $207 million (after a $246 million tax benefit and a gain of $8 million related to a noncontrolling interest, a gain of $47 million) were recorded in the Consumer Packaging segment to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper will retain a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of the Shorewood business have been included in continuing operations in the accompanying consolidated statement of operations instead of Discontinued operations. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011. The sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. Additionally, approximately $33 million of currency translation adjustment was reflected in OCI related to the remainder of the Shorewood business at December 31, 2011.

Also during 2011, the Company recorded charges in the Printing Papers segment totaling $11 million (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value.

2010: During 2010, the Company recorded a pre-tax gain of $25 million ($15 million after taxes) as a result of the partial redemption of the 10% interest the Company retained in its Arizona Chemical business after the sale of the business in 2006. The Company received $37 million in cash from the redemption of this interest.

2009: During 2009, based on a strategic plan update of projected future operating results of the Company’s Etienne mill in France, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $56 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging industry segment to write down the long-lived assets of the mill to their estimated fair value. The Etienne mill was closed at the end of November 2009.

Industry Segment Operating Profits

Industry segment operating profits of $2.2 billion in 2011 increased from $1.7 billion in 2010. The benefits of higher average sales price realizations ($611 million) and improved operating performance and a more favorable product mix ($370 million) were partially offset by the impacts of lower sales volumes and increased market-related downtime ($54 million), higher raw material costs ($381 million), lower earnings from land sales ($94 million) and other items ($13 million). Special items were a $253 million net loss in 2011 compared with a net loss of $344 million in 2010.

Market-related downtime in 2011 increased to approximately 421,000 tons from approximately 170,000 tons in 2010. In 2010 capacity was reduced by approximately 2.1 million tons associated with the permanent shutdowns of the Albany, Oregon and Pineville, Louisiana mills and the shutdown of a paper machine at our Valliant, Oklahoma mill in December 2009 and the permanent shutdown of our Franklin, Virginia mill in April 2010.

Looking ahead to the first quarter of 2012, demand for North American paper and packaging is expected to be slightly higher, while demand in Europe and Asia will likely be stable and demand for paper in

Brazil is expected to seasonally decrease. Average sales price realizations in North America are expected to be steady in the domestic paper and packaging markets, but export prices are expected to decrease. Paper prices in Europe are likely to decrease slightly, but prices for packaging should be stable. In Brazil, paper prices are expected to be steady in the domestic market, but lower for sales to export markets. Input costs in North America are expected to increase slightly for wood, energy and chemicals. Planned maintenance downtime costs should decrease in North America and be at about fourth-quarter 2011 levels in our other regions. Earnings from our xpedx distribution business are expected to decrease slightly reflecting seasonally lower sales volumes, partially offset by cost reductions resulting from the business reorganization. Equity earnings from our Ilim joint venture are expected to improve primarily due to a less unfavorable currency impact.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 10 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 70% of our production is converted domestically into corrugated boxes and other packaging by our 127 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 20 recycling plants. In Europe, our operations include one recycled fiber containerboard mill in Morocco and 20 container plants in France, Italy, Spain, and Morocco. In Asia, our operations include 19 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, market pulp and uncoated bristols.

Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 5 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 325,000 acres of forestlands in Brazil.

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

Consumer Packaging

International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.7 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 350,000 tons of capacity at our mills producing coated board in Poland and Russia and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has annual capacity of 930,000 tons.

Shorewood Packaging Corporation produces premium packaging with high-impact graphics for a variety of markets, including home entertainment, tobacco, cosmetics, general consumer and pharmaceuticals, in 14 facilities worldwide. The sale of the U.S. portion of the Shorewood business closed on December 31, 2011. The sale of the remainder of the Shorewood business occurred during January 2012.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and three international facilities.

Distribution

xpedx, our North American merchant distribution business, distributes products and services to a number of customer markets including: commercial printers with printing papers and graphic pre-press, printing presses and post-press equipment; building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is the leading wholesale distribution marketer in these customer and product segments in North America, operating 101 warehouse locations and 76 retail stores in the U.S., Mexico and Canada.

Forest Products

International Paper sold our remaining land portfolio in 2010 and beginning in 2011 is no longer reporting Forest Products as a separate industry segment.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 2.6 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 13 million acres (5.3 million hectares).

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

Industrial Packaging net sales for 2011 increased 6% to $10.4 billion compared with $9.8 billion in 2010, and 17% compared with $8.9 billion in 2009. Operating profits were 39% higher in 2011 than in 2010 and 51% higher than in 2009. Excluding costs associated with the signing of an agreement to acquire Temple-Inland, facility closure costs and other special items, operating earnings in 2011 were 37% higher than in 2010 and 57% higher than in 2009. Benefits from higher sales price realizations ($305 million), lower operating costs ($186 million), and slightly lower planned maintenance downtime costs ($3 million) were partially offset by lower sales volumes and higher market-related downtime ($39 million), a less favorable mix ($22 million), higher raw material and freight costs ($101 million), and other items ($10 million). Additionally, operating profits in 2011 included costs associated with signing an agreement to acquire Temple-Inland of $20 million while operating profits in 2010 included plant closure costs of $19 million.

Industrial Packaging
In millions	2011	2010	2009
Sales	$10,430	$9,840	$8,890
Operating Profit	1,147	826	761

North American Industrial Packaging net sales were $8.6 billion in 2011 compared with $8.4 billion in 2010 and $7.6 billion in 2009. Operating profits in 2011 were $1.1 billion (both including and excluding costs associated with signing an agreement to acquire Temple-Inland) compared with $763 million ($776 million excluding facility closure costs) in 2010 and $791 million ($682 million excluding alternative fuel tax credits, mill closure costs and costs associated with the CBPR integration) in 2009.

Sales volumes decreased in 2011 compared with 2010 reflecting slightly weaker customer demand for boxes and lower trade sales. Average sales price realizations were significantly higher as the first half of 2011 benefitted from sales price increases for containerboard and for boxes that were implemented in the second half of 2010. Market pressures began to impact sales price realizations for export containerboard toward the end of 2011. Input costs were higher, primarily for recycled fiber, but also for chemicals, while wood and energy costs were lower. Freight costs also increased. Planned maintenance downtime costs were about the same as in 2010. Manufacturing operations improved and other operating costs were favorable due to routine inventory valuation adjustments and other administrative costs. Market-related downtime in 2011 was about 380,000 tons compared with about 130,000 tons in 2010. In 2010 capacity was reduced by about 1.5 million tons associated with the closures of our Albany, Oregon and Pineville, Louisiana mills and the idling of a paper machine at our Valliant, Oklahoma mill in December 2009. Operating earnings in 2011 included charges of $20 million for costs associated with the signing of an agreement to acquire Temple-Inland and a $2 million gain for other items while operating earnings in 2010 included $13 million for facility closure costs.

Looking ahead to 2012, sales volumes in the first quarter are expected to increase from the fourth quarter of 2011 due to a higher number of shipping days for boxes. The shipments per day should be about flat reflecting steady market demand. Average sales price realizations are expected to reflect lower prices for exported containerboard. Input costs for recycled fiber are expected to increase slightly along with higher wood and chemical costs. Planned maintenance downtime costs are expected to be about $27 million higher with outages scheduled at six mills compared with three mills in the 2011 fourth quarter. Manufacturing operating costs are expected to be about flat.

European Industrial Packaging net sales were $1.1 billion in 2011 compared with $990 million in 2010 and $980 million in 2009. Operating profits in 2011 were $66 million ($61 million excluding a gain for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey and costs associated with the closure of our Etienne mill in France in 2009) compared with $70 million ($73 million before closure costs for our Etienne mill) in 2010 and a loss of $30 million (a gain of $57 million excluding closure costs for our Etienne mill) in 2009.

Sales volumes in 2011 were slightly higher than in 2010 reflecting increased demand for packaging in the agricultural markets due to stronger fruit and vegetable seasons and improved demand for pack-

aging in some industrial markets. Average sales margins decreased as cost increases for kraft and recycled containerboard exceeded box sales price increases. Other input costs were higher, primarily for energy, but operating costs were favorable.

Entering the first quarter of 2012, sales volumes are expected to be stable reflecting increased demand in agricultural markets, while industrial markets are expected to be affected by the general economic environment in Europe. Average sales margins are expected to improve due to lower input costs for containerboard. Other input costs should be about flat. Operating costs are expected to be higher.

Asian Industrial Packaging net sales and operating earnings include the results of SCA Packaging since the acquisition on June 30, 2010, including the impact of incremental integration costs. Net sales for the packaging operations were $410 million in 2011 compared with $255 million in 2010 and $90 million in 2009. Operating earnings for the packaging operations were $2 million in 2011 compared with a loss of $7 million (a loss of $4 million excluding facility closure costs) in 2010 and earnings of $3 million in 2009. Average sales margins increased in 2011 compared with 2010, and were partially offset by higher raw material costs and operating costs. Looking ahead to the first quarter of 2012, sales volumes and average sales margins are expected to increase.

Net sales for the distribution operations were $285 million in 2011 compared with $240 million in 2010 and $235 million in 2009. Operating earnings were $3 million in 2011 compared with about breakeven in 2010 and a loss of $3 million in 2009. In 2009, an expense of $2 million was taken for the impairment of an investment in a joint venture.

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

Printing Papers net sales for 2011 increased 5% from 2010 and 9% from 2009. Operating profits in

2011 were 81% higher than in 2010, but 20% lower than in 2009. However, excluding alternative fuel mixture credits, plant closure costs and impairment costs, operating profits in 2011 were 8% higher than in 2010 and 85% higher than in 2009. Benefits from higher average sales price realizations ($173 million), the net impact of lower sales volumes and lower market-related downtime ($10 million), lower operating costs ($77 million), and a more favorable mix ($8 million) were partially offset by higher raw material and freight costs ($196 million) and other items ($9 million). In addition, operating profits in 2011 included a $24 million gain related to the announced repurposing of our Franklin, Virginia mill to produce fluff pulp and an $11 million impairment charge related to our Inverurie, Scotland mill that was closed in 2009, while operating earnings in 2010 included $315 million of costs associated with the shutdown of our Franklin, Virginia mill.

Printing Papers
In millions	2011	2010	2009
Sales	$6,215	$5,940	$5,680
Operating Profit	872	481	1,091

North American Printing Papers net sales were $2.8 billion in 2011, 2010 and 2009. Operating earnings in 2011 were $423 million ($399 million excluding a net gain associated with the repurposing of our Franklin, Virginia mill) compared with $18 million ($333 million excluding facility closure costs) in 2010 and $746 million ($307 million excluding alternative fuel mixture credits and facility closure costs) in 2009.

Sales volumes in 2011 were lower than in 2010, but included a more favorable product mix. Average sales price realizations were significantly higher reflecting the impact of the realization of price increases for domestic uncoated freesheet paper announced in the first half of both 2010 and 2011. Input costs for wood were lower, but were more than offset by higher costs for energy, chemicals and purchased pulp. Freight costs were also higher. Manufacturing operating costs were favorable reflecting strong mill performance and the intra-segment transfer of our Franklin, Virginia mill indirect costs that had previously been recorded in the North American Printing Papers business to the U.S. Market Pulp Business beginning in the third quarter. Planned maintenance downtime costs were slightly lower in 2011. No market-related downtime was taken in 2011 compared with approximately 21,000 tons in 2010. In addition, capacity was reduced by about 450,000 tons in 2010 due to the closure of our Franklin, Virginia mill in April. Operat-

ing earnings in 2011 included a $24 million gain related to the announced repurposing of our Franklin, Virginia mill to produce fluff pulp, while operating earnings in 2010 included $315 million of costs associated with the shutdown of our Franklin, Virginia mill.

Entering the first quarter of 2012, sales volumes are expected to increase compared with the fourth quarter of 2011 reflecting seasonally stronger demand. Average sales price realizations are expected to be under pressure in export markets. Input costs should increase for wood, energy and chemicals. Planned maintenance downtime costs are expected to be about $24 million lower with an outage scheduled for our Georgetown mill versus outages at two mills in the fourth quarter of 2011.

Brazilian Papers net sales for 2011 of $1.2 billion increased from $1.1 billion in 2010 and $960 million in 2009. Operating profits for 2011 were $169 million compared with $159 million in 2010 and $112 million in 2009. Sales volumes in 2011 were higher than in 2010 reflecting the strengthening of the company position in the Latin American uncoated freesheet paper growing market. Average sales price realizations were significantly higher for shipments to export markets, but were lower in the Brazilian domestic market mainly due to currency exchange rates. Margins were favorably affected by an increased proportion of sales to the higher-margin regional market. Raw material costs increased for energy, chemicals, and purchased pulp. Operating costs were flat in 2011, but planned maintenance downtime costs were higher due to the length of the outages.

Looking ahead to 2012, sales volumes in the first quarter are expected to be lower than in the fourth quarter of 2011 due to seasonally weaker customer demand for uncoated freesheet paper. Average sales margins are expected to decrease reflecting a less favorable geographic mix. Average sales price realizations are expected to increase in the Brazilian domestic market, but the benefit should be partially offset by some decrease in export markets. Input costs are expected to be lower for purchased pulp, but higher for chemicals and packaging. Operating costs are expected to be favorable.

European Papers net sales in 2011 were $1.4 billion compared with $1.3 billion in both 2010 and 2009. Operating profits in 2011 were $196 million ($207 million excluding asset impairment charges related to our Inverurie, Scotland mill which was closed in 2009) compared with $197 million ($199 million excluding an asset impairment charge) in 2010 and $92 million ($115 million excluding a charge to reduce the carrying value of the assets at our Inverurie, Scotland mill to their estimated realizable value) in 2009.

Sales volumes for uncoated freesheet paper were lower in both Europe and Russia in 2011 than in 2010, while sales volumes for pulp from Russia were higher. Average sales price realizations for uncoated freesheet paper were significantly higher reflecting the benefit of sales price increases implemented in the second half of 2010 due to strengthened market demand. Average sales price realizations for pulp decreased. Input costs were significantly higher, primarily for wood, energy and chemicals. Planned maintenance downtime costs were lower in Europe resulting from no outage being scheduled at the Saillat mill in France during 2011; however, this benefit was offset by higher outage costs in Poland and Russia. Manufacturing operating costs were favorable.

Entering 2012, sales volumes in the first quarter are expected to be about flat in Europe compared with the fourth quarter of 2011, but be seasonally weaker in Russia. Average sales price realizations for uncoated freesheet paper are expected to decrease in Europe, but increase in Russia. Input costs should be higher in Russia, especially for wood and energy, but be slightly lower in Europe. No maintenance outages are scheduled for the first quarter.

Indian Papers includes the results of Andhra Pradesh Paper Mills (APPM) of which a 75% interest was acquired October 14, 2011. Net sales for this period were $35 million and operating earnings were a loss of $3 million.

Asian Printing Papers net sales were $75 million in 2011, $80 million in 2010 and $50 million in 2009. Operating earnings were less than $1 million in all periods.

U.S. Market Pulp net sales were $725 million in 2011 compared with $715 million in 2010 and $575 million in 2009. Operating earnings were $87 million in 2011 compared with $107 million in 2010 and $140 million (a loss of $71 million excluding alternative fuel mixture credits and facility closure costs) in 2009.

Sales volumes in 2011 were flat with 2010 levels. Average sales price realizations were higher for fluff pulp due to the impact of sales price increases implemented during 2010. Average sales price realizations for softwood pulp were lower. Input costs for energy and chemicals were higher, but wood costs were lower. Freight costs increased due to higher fuel costs. Mill operating costs were unfavorable partially due to the intra-segment transfer of our Franklin, Virginia mill indirect costs that had previously been recorded in the North American Printing Papers business to the U.S. Market Pulp Business beginning in the third quarter. Also included were costs associated with pre-construction activities for the new fluff pulp project. Planned maintenance downtime costs were about $8 million higher.

In the first quarter of 2012, sales volumes are expected to be about flat with the fourth quarter of 2011. Average sales price realizations are expected to stabilize during the first quarter, but will be down slightly compared with the fourth quarter of 2011 due to competitive pressure. Input costs should increase for wood and chemicals. Planned maintenance downtime costs should be about $11 million higher than in the 2011 fourth quarter. Costs related to pre-construction and ramp-up of the new fluff pulp project at the Franklin mill will continue to grow in the first quarter.

Consumer Packaging

Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

Consumer Packaging net sales in 2011 increased 9% from 2010 and 21% from 2009. Operating profits decreased 21% from 2010 and 62% from 2009. Excluding asset impairment and other charges associated with the sale of the Shorewood business, alternative fuel mixture credits and facility closure costs, 2011 operating earnings were 69% higher than in 2010 and more than double earnings in 2009.

Benefits from higher sales price realizations ($133 million), lower operating costs ($77 million), a more favorable mix ($19 million) and other items ($22 million) were partially offset by the net impact of higher sales volumes and increased market-related downtime ($4 million), higher raw material and freight costs ($83 million) and higher planned maintenance downtime costs ($7 million). In addition, operating profits in 2011 included a $129 million fixed asset impairment charge for the North American Shore-

wood business and $72 million for other charges associated with the sale of the Shorewood business.

Consumer Packaging
In millions	2011	2010	2009
Sales	$3,710	$3,400	$3,060
Operating Profit	163	207	433

North American Consumer Packaging net sales were $2.5 billion in 2011 compared with $2.4 billion in 2010 and $2.2 billion in 2009. Operating earnings in 2011 were $35 million ($236 million excluding asset impairment and other charges associated with the sale of the Shorewood business) compared with $97 million ($105 million excluding facility closure costs) in 2010 and $343 million ($87 million excluding alternative fuel mixture credits and facility closure costs) in 2009.

Coated Paperboard sales volumes in 2011 were flat with 2010 with volumes in the second half of the year lower than in the first half as a result of weaker market demand due to general economic conditions. Average sales price realizations were significantly higher due to price increases across all major product lines that were implemented in late 2010 and continuing during the first half of 2011. Input costs for wood decreased, but were more than offset by increased costs for chemicals and energy. Planned maintenance downtime costs were slightly higher, while manufacturing operating costs were favorable. Market-related downtime was about 38,000 tons in 2011 compared with approximately 17,000 tons in 2010.

Shorewood sales volumes were higher in 2011 than in 2010 primarily due to stronger performance in the Consumer and Tobacco segments in the second half of the year. Average margins were slightly improved reflecting higher input costs more than offset by improved productivity and quality. Operating earnings in 2011 included a $129 million charge and an $8 million non-controlling interest gain for an impairment of the fixed assets for the North American Shorewood business and a charge of $78 million to reduce the carrying value of the business based on the terms of the definitive agreement to sell the business.

Foodservice sales volumes increased in 2011 compared with 2010. Average sales margins were higher reflecting the realization of sales price increases implemented in late 2010 and the first half of 2011 as well as a more favorable product mix. Raw material costs for board and resins were higher. Operating costs were favorable, but were offset by increased distribution costs.

Looking ahead to the first quarter of 2012, Coated Paperboard sales volumes are expected to increase from the fourth quarter of 2011 across all major product lines, reflecting improved, although still weak, demand. Average sales price realizations are expected to be about flat, but margins should benefit from a more favorable product mix. Input costs are expected to be lower for chemicals, but higher for energy and wood. No planned maintenance outages are scheduled in the first quarter. Foodservice sales volumes are expected to be seasonally weaker. Average sales margins are expected to increase due to the realization of sales price increases effective with our January contract openers. Input costs for board and resin are expected to increase, but should be offset by lower operating costs. The U.S. Shorewood business was sold December 31, 2011 and the non-U.S. business was sold in January 2012.

European Consumer Packaging net sales in 2011 were $375 million compared with $345 million 2010 and $315 million in 2009. Operating earnings in 2011 were $93 million compared with $76 million in 2010 and $66 million in 2009. Sales volumes in 2011 decreased from 2010. Average sales price realizations were higher in both European and Russian markets. Input costs increased significantly for wood, energy, and chemicals. Planned maintenance downtime costs were slightly higher in 2011 than in 2010.

Looking forward to the first quarter of 2012, sales volumes are expected to increase in Europe, but be about flat in Russia. Average sales price realizations are expected to be higher in both regions. In Russia, input costs for wood and chemicals should be higher, but in Europe these costs should be lower. No maintenance outages are scheduled for the first quarter.

Asian Consumer Packaging net sales were $855 million in 2011 compared with $705 million in 2010 and $545 million in 2009. Operating earnings in 2011 were $35 million compared with $34 million in 2010 and $24 million in 2009. Sales volumes increased in 2011 compared with 2010. Average sales price realizations were higher reflecting the realization of announced price increases for folding carton board and bristols board which were driven by higher input costs for pulp. Operating costs were favorable.

In the first quarter of 2012, sales volumes are expected to decrease. Average sales price realizations for folding carton board and bristols board are expected to be lower reflecting increased competitive pressures. Input costs should be lower for pulp and chemicals, but utility costs should be slightly higher. Costs will also be incurred related to the ramp-up of the new coated paperboard machine.

Distribution

xpedx, our distribution business, is one of North America’s leading business-to-business distributors to manufacturers, facility managers and printers, providing customized solutions that improve efficiency, reduce costs and deliver results. Customer demand is generally sensitive to changes in economic conditions and consumer behavior, along with segment specific activity including corporate advertising and promotional spending, government spending and domestic manufacturing activity. Distribution’s margins are relatively stable across an economic cycle. Providing customers with the best choice for value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2011	2010	2009
Sales	$6,630	$6,735	$6,525
Operating Profit	34	78	50

Distribution’s 2011 annual sales decreased 2% from 2010, but increased 2% from 2009. Operating earnings in 2011 were $34 million ($86 million excluding reorganization costs) compared with $78 million in 2010 and $50 million ($55 million excluding reorganization costs) in 2009.

Annual sales of printing papers and graphic arts supplies and equipment totaled $4.0 billion in 2011 compared with $4.2 billion in 2010 and $4.1 billion in 2009, reflecting declining demand. Trade margins as a percent of sales for printing papers were relatively even with 2010 and increased from 2009 due to a relatively smaller decline in higher margin warehouse sales. Revenue from packaging products grew to $1.6 billion in 2011 compared with $1.5 billion in 2010 and $1.3 billion in 2009. Packaging margins declined slightly reflecting increasing sales of commodity products. Facility supplies annual revenue was $1.0 billion in 2011, compared with $1.0 billion in 2010 and $1.1 billion in 2009 reflecting a drop in demand among retail customers.

Operating earnings before reorganization costs in 2011 were $8 million higher than in 2010 and $31 million higher than 2009. Reorganization initiatives resulted in operating cost reductions which in turn contributed to the higher earnings.

Operating profits in 2011 included $52 million of reorganization costs for severance, professional services and asset write-downs. Operating profits in 2010 included costs of approximately $10 million related to exiting certain retail store and printing equipment segments, and for professional fees related to a strategic study of the xpedx business as a whole.

Looking ahead to the 2012 first quarter, operating results will be seasonally lower, but will continue to reflect the benefits of the ongoing transformation.

Equity Earnings, Net of Taxes – Ilim Holding S.A.

Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Ilim’s operating results on a one-quarter lag basis. Accordingly, the accompanying consolidated statement of operations for the twelve months ended December 31, 2011 includes the Company’s 50% share of Ilim’s operating results for the period from October 1, 2010 through September 30, 2011, together with the results of other small equity investments, under the caption Equity earnings, net of taxes. Ilim is reported as a separate reportable industry segment.

The Company recorded equity earnings, net of taxes, related to Ilim of $153 million in 2011 compared with $55 million in 2010 and an equity loss, net of taxes, of $50 million in 2009. Operating results recorded in 2011 included an after-tax foreign exchange loss of $14 million on the remeasurement of U.S. dollar-denominated debt. Operating results recorded in 2010 included an after-tax asset impairment charge of $22 million and an after-tax foreign exchange gain of $2 million on the remeasurement of U.S. dollar-denominated debt.

Sales volumes for the joint venture increased year-over-year for all major product lines, but primarily for pulp, reflecting strong market demand in export markets, particularly China, in the first half of the year. Average sales price realizations were higher in 2011 for pulp and containerboard in both the Russian domestic market and in export markets, although prices fell sharply in the last quarter due to a weakening of demand in China. Input costs increased year-over-year, primarily for energy. The

Company received cash dividends from the joint venture of $86 million in 2011 and $33 million in 2010.

For Ilim’s fourth quarter, which will be reported in the Company’s 2012 first quarter, domestic Russian market demand is expected to remain slow. Average sales price realizations are expected to be lower reflecting the continued erosion of pulp prices and decreasing prices for linerboard. Input costs for wood will be seasonally higher. A maintenance outage will occur at the Koryazhma mill. The foreign exchange impact for the quarter is expected to be unfavorable, but to a lesser extent than in the prior quarter.

The joint venture initiated a long-term investment program in the second quarter of 2010 whereby the joint venture will invest, through cash from operations and additional borrowings by the joint venture, approximately $1.5 billion in Ilim’s three mills over approximately five years. This investment in the Russian pulp and paper industry is being used to upgrade equipment, increase production capacity and allow for new high-value coated and uncoated paper, pulp and corrugated packaging product development. Ilim’s major capital investments are in a $700 million project to build a new pulp line at Ilim’s Bratsk mill in Siberia, and in a $270 million project to construct a coated and uncoated woodfree paper machine at the Koryazhma mill. Construction is expected to be completed in the last half of 2012 for each of these projects, followed by the planned start-up of the new production facilities in the fourth quarter. These projects are being financed through additional borrowings by the joint venture and cash flow from operations.

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

Cash uses during 2011 were primarily focused on voluntary contributions to the Company’s pension plan and higher capital spending as well as the APPM acquisition in India.

Cash Provided by Operations

Cash provided by continuing operations totaled $2.7 billion in 2011 compared with $1.6 billion for 2010 and $4.7 billion for 2009.

The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, increased by $1.1 billion in 2011 versus 2010 driven mainly by approximately $900 million less in pension contributions in 2011. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $505 million in 2011, $458 million in 2010, and a source of $479 million in 2009.

The Company generated free cash flow of approximately $1.7 billion, $1.7 billion and $2.2 billion in 2011, 2010 and 2009, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2011	2010	2009
Cash provided by operations	$2,675	$1,631	$4,655
Less/Add:
Cash invested in capital projects	(1,159)	(775)	(534)
Cash contribution to pension plan, net of tax refunds	300	1,042	0
Cash (received from) used for European accounts receivable securitization program	209	0	(205)
Tax receivable collected related to pension contributions	(123)	0	0
Cash received from unwinding a timber monetization	(175)	0	0
Cash received from alternative fuel mixture credits	0	(132)	(1,684)
Reduction in cash taxes paid related to cellulosic bio-fuel tax credits	0	(17)	0
Free Cash Flow	$1,727	$1,749	$2,232

In millions	Three Months Ended December 31, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2010
Cash provided by operations	$637	$876	$1,044
Less/Add:
Cash invested in capital projects	(434)	(315)	(318)
Cash contribution to pension plan, net of tax refunds	300	0	(108)
Cash received from unwinding a timber monetization	(175)	0	0
Reduction in cash taxes paid related to cellulosic bio-fuel tax credits	0	0	(17)
Free Cash Flow	$328	$561	$601

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

Cellulosic Bio-fuel Tax Credit

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would also qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for both the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons produced and consumed. To the extent a taxpayer changes its position and elects the $1.01 credit, it must re-pay the refunds received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

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

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, acquisitions, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. On July 19, 2011, the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable. If that amended position is not upheld, the Company would reevaluate its position with regard to alternative fuel mixture gallons produced in 2009.

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

Investment Activities

Investment activities in 2011 were up from 2010 reflecting an increase in capital spending and the acquisition of APPM in India. The Company maintains an average capital spending target of $1.0 billion per year over the course of an economic cycle. Capital spending for continuing operations was $1.2 billion in 2011, or 87% of depreciation and amortization, compared with $775 million in 2010, or 53% of depreciation and amortization, and $534 million, or 36% of depreciation and amortization in 2009. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 57% to 144% in 2011.

The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2011, 2010 and 2009.

In millions	2011	2010	2009
Industrial Packaging	$426	$301	$183
Printing Papers	364	283	218
Consumer Packaging	310	159	126
Distribution	8	5	6
Forest Products	0	3	1
Subtotal	1,108	751	534
Corporate and other	51	24	0
Total from continuing operations	$1,159	$775	$534

Capital expenditures in 2012 are currently expected to be about $1.5 billion, or 102% of depreciation and amortization, including spending at the legacy Temple-Inland facilities.

Acquisitions

On February 13, 2012, upon regulatory approval, International Paper completed the previously announced acquisition of Temple-Inland. International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash and assumed approximately $700 million of Temple-Inland’s debt. The total transaction is valued at approximately $4.5 billion. As a condition to allowing the transaction to proceed, the Antitrust Division of the U.S. Department of Justice entered into an agreement with the Company that requires us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions).

The combination brings together two strong North American corrugated packaging businesses to create an even stronger company and is consistent with International Paper’s focus on achieving and sustaining cost of capital returns throughout the cycle.

International Paper will account for the acquisition under ASC 805, “Business Combinations” and Temple-Inland’s results of operations will be included in International Paper’s consolidated financial statements for periods ending after the date of acquisition. Given the date of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed. The Company anticipates providing a preliminary purchase price allocation and a qualitative description of factors that make up goodwill to be recognized in our Form 10-Q to be filed on or before May 10, 2012.

On October 14, 2011, International Paper completed the acquisition of a 75% interest in Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM’s outstanding shares from the controlling shareholders for approximately $226 million in cash plus assumed debt from private investors. These sellers have also entered into a covenant not to compete for which they received a cash payment of $58 million. International Paper also acquired an additional 21.5% of the outstanding shares of APPM in a public tender offer completed on October 8, 2011 for approximately $105 million in cash. International Paper recognized an unfavorable currency transaction loss of $9 million due to strengthening of the dollar against the Indian Rupee prior to the closing date, resulting from cash balances deposited in Indian Rupee denominated escrow accounts.

International Paper has appealed a direction from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and International Paper has deposited approximately $25 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. The November 2011 appeal disclosed in the third quarter was delayed on several occasions and the hearing on the appeal has been extended indefinitely pending the appointment of a presiding officer on the Indian Securities Appellate Tribunal. APPM is one of the leading integrated paper manufacturers in India, with two mills that have a combined capacity of about 250,000 tonnes of uncoated freesheet papers annually. This transaction positions International Paper as the first global paper and packaging company with a significant position in India’s fast grow-

ing economy. Both APPM and the India paper and packaging industry are growing at substantial rates, and this acquisition, along with International Paper’s global operations and technical expertise, can accelerate that growth and create value for International Paper.

On June 30, 2010, International Paper completed the acquisition of SCA Packaging Asia (SCA) for a preliminary purchase price of $205 million, including $171 million in cash plus assumed debt of $34 million. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia.

Joint Ventures

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $33 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 400,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

Additionally, during 2011 the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.

Financing Activities

2011: Financing activities during 2011 included debt issuances of $1.8 billion and retirements of $517 million, for a net increase of $1.3 billion.

In November 2011, International Paper issued $900 million of 4.75% senior unsecured notes with a maturity date in February 2022 and $600 million of 6% senior unsecured notes with a maturity date in November 2041. Subsequent to the balance sheet date, in February 2012, International Paper issued a $1.2 billion term loan with an interest rate of LIBOR plus 138 basis points and a $200 million term loan with an interest rate of LIBOR plus 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland.

In the third quarter of 2011, approximately $464 million of fixed-to-floating interest rate swaps were terminated. These terminations were not in connection with early debt retirements. The resulting $27 million gain was deferred and will be amortized over the life of the associated debt.

During the fourth, third and second quarters of 2011, International Paper had no early debt extinguishment.

During the first quarter of 2011, International Paper repaid approximately $129 million of notes with interest rates ranging from 6.20% to 9.375% and original maturities from 2018 to 2025. Pre-tax early debt retirement costs of $32 million related to these debt repayments, net of gains on previous swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2011, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). During 2011, existing swaps decreased the weighted average cost of debt from 7.1% to an effective rate of 6.9%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.26%.

Other financing activities during 2011 included the issuance of approximately 0.3 million shares of treasury stock for various incentive plans and the acquisition of 1.0 million shares of treasury stock primarily related to restricted stock tax withholding. Payment of restricted stock withholding taxes totaled $30 million.

In March 2011, International Paper announced that the quarterly dividend would be increased from $0.1875 per share to $0.2625 per share, effective for the 2011 second quarter. In January 2011, International Paper announced that the quarterly dividend would be increased from $0.125 per share to $0.1875 per share, effective for the 2011 first quarter.

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

Off-Balance Sheet Variable Interest Entities

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands.

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B inter-

ests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the years ended December 31, 2011, 2010 or 2009.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from a third party lender, which effectively monetized the Timber Notes. Certain provisions of the respective loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days by letters of credit from a qualifying institution. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced banks that fell below the specified threshold.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.2 billion of International Paper debt obligations held by these Entities at December 31, 2011 and 2010. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $92 million and $129 million at December 31, 2011 and 2010, respectively, are included in floating rate notes due 2011 – 2017 in the summary of long-term debt in Note 12. Additional debt related to the above trans-

action of $38 million is included in short-term notes in the summary of long-term debt in Note 12 for both 2011 and 2010.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which issued letters of credit that support $1.4 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced with letters of credit from another qualifying institution.

On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of the Timber Notes, below the specified threshold. Letters of credit worth $842 million were successfully replaced with letters of credit from other qualifying institutions. The Company and a third party managing member instituted a replacement waiver for the remaining $797 million.

On November 29, 2011, Standard & Poors reduced its credit rating of senior unsecured long-term debt of Lloyds TSB Bank Plc, which issues letters of credit that support $1.2 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced with letters of credit from another qualifying institution.

On January 23, 2012, Standard & Poors reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issues letters of credit that support $666 million of the Timber Notes, below the specified threshold. The Company expects that the replacement of the letters of credit will be completed within the required 60-day period.

Activity between the Company and the Entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$49	$42	$112
Expense (a)	79	79	150
Cash receipts (b)	28	32	96
Cash payments (c)	79	82	190

(a)

The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments include both interest and principal on the associated debt obligations discussed above.

Based on an analysis of the Entities discussed above under guidance that considers the potential magni-

tude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the Entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structure is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes), with an original maturity of 10 years from inception and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2011, 2010 or 2009.

Activity between the Company and the 2001 financing entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$1	$(1)	$1
Expense (a)	3	12	13
Cash receipts (b)	0	4	8
Cash payments (c)	3	12	22

(a)

The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments include both interest and principal on the associated debt obligations.

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

The Company retained no interest in the 2001 financing entities at December 31, 2011, but retained a preferred interest in the entities of $542 million at December 31, 2010, which was offset against related debt obligations since International Paper had, and intended to effect, a legal right of offset to net-settle these two amounts. Outstanding debt related to the 2001 financing entities of $2 million is included in short-term notes, and $19 million is included in floating rate notes due 2011-2017 in the summary of long-term debt in Note 12 for 2010.

Activity between the Company and the 2002 financing entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$2	$5	$6
Expense (b)	3	8	11
Cash receipts (c)	192	3	4
Cash payments (d)	244	8	9

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper and cash receipts from the maturity of the 2002 Monetized Notes.
(d)	The payments include both interest and principal on the associated debt obligations.

On May 31, 2011, the third-party equity holder of the 2002 financing entities retired its Class A interest in the entities for $51 million. As a result of the retirement, effective May 31, 2011, International Paper owns 100% of the 2002 financing entities. Based on an analysis performed by the Company after the retirement, under guidance that considers the potential magnitude of the variability in the structure and which party has controlling financial interest, International Paper determined that it is the primary beneficiary of the 2002 financing entities and thus consolidated the entities effective May 31, 2011.

Due to the consolidation of the 2002 financing entities, Notes payable and current maturities of long-term debt increased $165 million and Long-term debt decreased $211 million. In addition, Investments decreased $486 million due to the elimination of the Company’s variable interest in the 2002 financing entities, while Accounts and notes receivable, net increased $441 million due to the consolidation of the 2002 Monetized Notes.

During the year ended December 31, 2011, approximately $191 million of the 2002 Monetized Notes matured. As a result of the maturities, Accounts and notes receivable, net and Notes payable and current maturities of long-term debt decreased $191 million and Deferred tax liabilities associated with the 2002 forestlands sales decreased $50 million.

Outstanding debt related to the 2002 financing entities of $2 million is included in short-term notes in the summary of long-term debt in Note 12 at December 31, 2010. Additional debt related to these entities of $158 million and $445 million is included in floating rate notes due 2011 to 2017 in the summary of long-term debt in Note 12 at December 31, 2011 and 2010, respectively. The Company retained no investment interest in the 2002 financing entities at December 31, 2011 but retained an interest of $486 million at December 31, 2010, which is included in Investments in the accompanying consolidated balance sheet. The 2002 Monetized Notes of $252 million are included in Accounts and notes receivable, net in the accompanying consolidated balance sheet at December 31, 2011.

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

Liquidity and Capital Resources Outlook for 2012

Capital Expenditures and Long-Term Debt

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2012 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.5 billion.

The Company was in compliance with all its debt covenants at December 31, 2011. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2011, International Paper’s net worth was $13.3 billion, and the total-debt-to-capital ratio was 43%.

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

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2011, were as follows:

In millions	2012	2013	2014	2015	2016	Thereafter
Maturities of long-term debt (a)	$719	$168	$571	$455	$452	$7,543
Debt obligations with right of offset (b)	0	0	0	0	5,159	0
Lease obligations	160	129	103	86	63	146
Purchase obligations (c)	2,647	637	559	544	530	2,484
Total (d)	$3,526	$934	$1,233	$1,085	$6,204	$10,173

(a)	Total debt includes scheduled principal payments only.
(b)

Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to effect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2011, International Paper has offset approximately $5.2 billion of interests in the entities against this $5.2 billion of debt obligations held by the entities (see Note 11 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

(c)

Includes $3.8 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $271 million.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2011, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2011, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $920 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Pension Obligations and Funding

At December 31, 2011, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $2.4 billion higher than the fair value of plan assets. Approximately $2.0 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits

(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make voluntary contributions totaling $300 million and $1.15 billion for the years ended December 31, 2011 and 2010, respectively. At this time, we do not expect that the finalization of the funded status as of December 31, 2011 will require the Company to make cash contributions to its plans in 2012, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $1.0 billion to $1.05 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions, postretirement benefits other than pensions, stock options and income taxes. The Company has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit Committee of the Company’s Board of Directors.

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

No goodwill impairment charges were recorded in 2011, 2010 or 2009.

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

Benefit obligations and fair values of plan assets as of December 31, 2011, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$10,197	$8,185
U.S. nonqualified pension	358	0
U.S. postretirement	425	0
Non-U.S. pension	183	155
Non-U.S. postretirement	23	0

The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2011	2010	2009
Discount rate	5.60%	5.80%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.75%	3.75%	3.75%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. The discount rate assumption was determined based on a hypothetical settlement portfolio selected from a universe of high quality corporate bonds.

Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2012 pension expense by approximately $21 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $27 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual trend rate would be approximately $1 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2011	2.5%	2006	14.9%
2010	15.1%	2005	11.7%
2009	23.8%	2004	14.1%
2008	(23.6)%	2003	26.0%
2007	9.6%	2002	(6.7)%

The annualized time-weighted rate of return earned on U.S. pension plan assets was 4.1% and 7.7 for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2001 – 2011.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately nine years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $303 million and $32 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2011	2010	2009	2008	2007
Pension expense
U.S. plans (non-cash)	$195	$231	$213	$123	$210
Non-U.S. plans	1	0	3	4	5
Postretirement expense
U.S. plans	7	6	27	28	15
Non-U.S. plans	2	1	3	3	8
Net expense	$205	$238	$246	$158	$238

The decrease in 2011 U.S. pension expense principally reflects higher than expected asset returns in 2010, partially offset by a decrease in the assumed discount rate to 5.60% in 2011 from 5.80% in 2010.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2011, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2013 (1)	2012 (1)
Pension expense
U.S. plans (non-cash)	$402	$315
Non-U.S. plans	2	2
Postretirement expense
U.S. plans	2	(2)
Non-U.S. plans	1	1
Net expense	$407	$316

(1)	Based on assumptions at December 31, 2011.

The Company estimates that it will record net pension expense of approximately $315 million for its U.S. defined benefit plans in 2012, with the increase from expense of $195 million in 2011 reflecting decreased plan assets in 2012 as a result of lower than expected asset returns in 2011, benefit payments offset by a $300 million voluntary contribution in 2011, and a decrease in the assumed discount rate to 5.10% in 2012 from 5.60% in 2011. The post retirement plan was remeasured on January 31, 2012 due to a negative plan amendment which reduced our obligation by $43 million in the first quarter of 2012 and reduced the 2012 expected benefit cost by $11 million.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2011 totaled approximately $8.2 billion, consisting of approximately 43% equity securities, 34% debt securities, and 23% real estate and other assets. Plan assets include an immaterial amount of International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $19 million for the year ended December 31, 2011.

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

At December 31, 2011 and 2010, 15.6 million options and 18.2 million options, respectively, were outstanding with exercise prices ranging from $32.54 to $43.12 per share for both 2011 and 2010.

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

The Company’s effective income tax rates, before equity earnings and discontinued operations, were 21%, 27% and 39% for 2011, 2010 and 2009, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2011 was 32% of pre-tax earnings compared with 30% in 2010 and 30% in 2009. We estimate that the 2012 effective income tax rate will be approximately 33-35% based on expected earnings and business conditions.

RECENT ACCOUNTING DEVELOPMENTS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 1 of the Notes to Consolidated Financial

Statements in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

LEGAL PROCEEDINGS

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Based upon previous experience with respect to the cleanup of hazardous substances using presently available information, International Paper believes that its liability is not likely to be significant at 47 such sites, and that its liability at each of the 44 other sites is likely to be significant but not material to International Paper’s consolidated financial statements. Remedial costs are recorded in the financial statements when they become probable and reasonably estimable. International Paper believes that the probable liability associated with these 91 matters is approximately $98 million in the aggregate.

One of the 91 matters described above includes a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the Company has adjusted the overall remediation reserve for the site to $51 million to address this recent selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

In addition to the above 91 matters, other remediation costs, typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $47 million. Other than as described below, completion of required remedial actions is not expected to have a material adverse effect on our consolidated financial statements.

The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the river, including a paper mill formerly owned by St. Regis. The Company is a successor in interest to St. Regis. International Paper has not received any orders from the EPA with respect to the site and is in the process of collecting information from the EPA and other parties relative to the Kalamazoo River Superfund Site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.

Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia Pacific Consumers Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended to date by plaintiffs, and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The Company is involved in the early phases of discovery and believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.

International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Superfund Site in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site.

In December, 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day.

On April 8, 2011, the United States District Court for the Northern District of Illinois denied motions by the Company and eight other U.S. and Canadian containerboard producers to dismiss a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a nationwide class of direct purchasers of containerboard products, treble damages, and costs, including attorneys’ fees. In January 2011, the Company was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that the Company and other containerboard producers violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a class of Tennessee indirect purchasers of containerboard products, damages, and costs, including attorneys’ fees. The Company believes the allegations in both lawsuits are without merit, but both lawsuits are in preliminary stages and the costs and other effects of pending litigation cannot be reasonably estimated. Although we believe the outcome of these lawsuits will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

The Company is currently the beneficiary of a Value Added Tax (VAT) incentive issued by the Brazilian state of Mato Grosso do Sul. On August 8, 2011, the Brazilian Supreme Court officially issued a decision judging unconstitutional several VAT incentive programs that were enacted without the approval of the Confederation of State VAT Authorities. At this time, it does not appear that the Company’s incentive is affected by the decision. The cumulative benefit recorded by the Company through December 31, 2011 was $45 million.

Other Legal Matters

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

MARKET RISK

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activ-

ities is included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2011 and 2010 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.

We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2011 and 2010, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $10.5 billion and $8.5 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $505 million and $373 million at December 31, 2011 and 2010, respectively.

Commodity Price Risk

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value liability of such outstanding energy hedge contracts at December 31, 2011 and 2010 was approximately $10 million and $29 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $2 million and $7 million at December 31, 2011 and 2010, respectively.

Foreign Currency Risk

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2011 and 2010, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $52 million liability and a $13 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $59 million and $37 million at December 31, 2011 and 2010, respectively.

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

Internal Control Over Financial Reporting

The management of International Paper Company is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company completed the acquisition of Andhra Pradesh Paper Mills Limited (APPM) in October 2011. Due to the timing of the acquisition we have excluded APPM from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2011, APPM net sales and assets represented approximately 0.13% of net sales and 2% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 55.

Internal Control Environment And Board Of Directors Oversight

Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may anonymously report suspected violations of law or International Paper’s policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appro-

priate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits with management follow-up.

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2011, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Memphis, Tennessee

February 27, 2012

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Andhra Pradesh Paper Mills Limited (“APPM”) which was acquired on October 14, 2011. APPM constitutes .13% of total net sales and 2% of total assets of the consolidated financial statements as of and for the year ended December 31, 2011. Accordingly our audit did not include internal control over financial reporting at APPM. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

Memphis, Tennessee

February 27, 2012

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2011	2010	2009
NET SALES	$26,034	$25,179	$23,366
COSTS AND EXPENSES
Cost of products sold (Notes 1 and 4)	18,960	18,482	15,220
Selling and administrative expenses	1,887	1,930	2,031
Depreciation, amortization and cost of timber harvested	1,332	1,456	1,472
Distribution expenses	1,390	1,318	1,175
Taxes other than payroll and income taxes	146	192	188
Restructuring and other charges	102	394	1,353
Net (gains) losses on sales and impairments of businesses	218	(23)	59
Interest expense, net	541	608	669
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	1,458	822	1,199
Income tax provision (benefit)	311	221	469
Equity earnings (losses), net of taxes	159	64	(49)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,306	665	681
Discontinued operations, net of taxes	49	0	0
NET EARNINGS (LOSS)	1,355	665	681
Less: Net earnings (loss) attributable to noncontrolling interests	14	21	18
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,341	$644	$663
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.99	$1.50	$1.56
Discontinued operations, net of taxes	0.11	0	0
Net earnings (loss)	$3.10	$1.50	$1.56
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.96	$1.48	$1.55
Discontinued operations, net of taxes	0.11	0	0
Net earnings (loss)	$3.07	$1.48	$1.55
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1,292	$644	$663
Discontinued operations, net of taxes	49	0	0
Net earnings (loss)	$1,341	$644	$663

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2011	2010
ASSETS
Current Assets
Cash and temporary investments	$3,994	$2,073
Accounts and notes receivable, less allowances of $126 in 2011 and $129 in 2010	3,486	3,039
Inventories	2,320	2,347
Deferred income tax assets	296	339
Assets of businesses held for sale	196	0
Other current assets	164	230
Total Current Assets	10,456	8,028
Plants, Properties and Equipment, net	11,817	12,002
Forestlands	660	747
Investments	632	1,092
Goodwill	2,346	2,308
Deferred Charges and Other Assets	1,082	1,191
Total Assets	$26,993	$25,368
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$719	$313
Accounts payable	2,500	2,556
Accrued payroll and benefits	467	471
Liabilities of businesses held for sale	43	0
Other accrued liabilities	1,009	1,163
Total Current Liabilities	4,738	4,503
Long-Term Debt	9,189	8,358
Deferred Income Taxes	2,497	2,793
Pension Benefit Obligation	2,375	1,482
Postretirement and Postemployment Benefit Obligation	476	499
Other Liabilities	758	649
Commitments and Contingent Liabilities (Note 10)
Equity
Common stock $1 par value, 2011 – 438.9 shares and 2010 – 438.9 shares	439	439
Paid-in capital	5,908	5,829
Retained earnings	3,330	2,416
Accumulated other comprehensive loss	(3,005)	(1,822)
	6,672	6,862
Less: Common stock held in treasury, at cost, 2011 – 1.9 shares and 2010 – 1.2 shares	52	28
Total Shareholders’ Equity	6,620	6,834
Noncontrolling interests	340	250
Total Equity	6,960	7,084
Total Liabilities and Equity	$26,993	$25,368

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2011	2010	2009
OPERATING ACTIVITIES
Net earnings attributable to International Paper Company	$1,341	$644	$663
Noncontrolling interests	14	21	18
Discontinued operations, net of taxes and noncontrolling interests	(49)	0	0
Earnings (loss) from continuing operations	1,306	665	681
Depreciation, amortization, and cost of timber harvested	1,332	1,456	1,472
Deferred income tax provision (benefit), net	317	422	160
Restructuring and other charges	102	394	1,353
Pension plan contribution	(300)	(1,150)	0
Cost of forestlands sold	0	143	0
Periodic pension expense, net	195	231	213
Net (gains) losses on sales and impairments of businesses	218	(23)	59
Equity (earnings) losses, net	(159)	(64)	49
Other, net	169	15	189
Changes in current assets and liabilities
Accounts and notes receivable	(128)	(327)	604
Inventories	(56)	(186)	316
Accounts payable and accrued liabilities	(389)	(52)	(321)
Interest payable	6	3	(8)
Other	62	104	(112)
Cash Provided by (Used for) Operations	2,675	1,631	4,655
INVESTMENT ACTIVITIES
Invested in capital projects	(1,159)	(775)	(534)
Acquisitions, net of cash acquired	(379)	(152)	(17)
Proceeds from divestitures	50	0	0
Escrow arrangement	(25)	0	0
Other	26	93	(42)
Cash Provided by (Used for) Investment Activities	(1,487)	(834)	(593)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(30)	(26)	(10)
Issuance of debt	1,766	193	3,229
Reduction of debt	(517)	(576)	(6,318)
Change in book overdrafts	(29)	38	20
Dividends paid	(427)	(175)	(140)
Other	(21)	(42)	(157)
Cash Provided by (Used for) Financing Activities	742	(588)	(3,376)
Effect of Exchange Rate Changes on Cash	(9)	(28)	62
Change in Cash and Temporary Investments	1,921	181	748
Cash and Temporary Investments
Beginning of the period	2,073	1,892	1,144
End of the period	$3,994	$2,073	$1,892

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2009	$434	$5,845	$1,430	$(3,322)	$218	$4,169	$232	$4,401
Issuance of stock for various plans, net	3	(42)	0	0	(139)	100	0	100
Repurchase of stock	0	0	0	0	10	(10)	0	(10)
Cash dividends – Common Stock	0	0	(144)	0	0	(144)	0	(144)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(17)	(17)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	(1)	(1)
Comprehensive income (loss):
Net earnings (loss)	0	0	663	0	0	663	18	681
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $75)	0	0	0	109	0	109	0	109
Pension and postretirement liability adjustments:
U.S. plans (less tax of $259)	0	0	0	351	0	351	0	351
Non-U.S. plans (less tax of $3)	0	0	0	19	0	19	0	19
Change in cumulative foreign currency translation adjustment	0	0	0	672	0	672	0	672
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $17)	0	0	0	40	0	40	0	40
Reclassification adjustment for (gains) losses included in net earnings (less tax of $41)	0	0	0	54	0	54	0	54

Total comprehensive income (loss)								1,926
BALANCE, DECEMBER 31, 2009	437	5,803	1,949	(2,077)	89	6,023	232	6,255
Issuance of stock for various plans, net	2	38	0	0	(87)	127	0	127
Repurchase of stock	0	0	0	0	26	(26)	0	(26)
Cash dividends – Common Stock	0	0	(177)	0	0	(177)	0	(177)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(6)	(6)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	9	9
Acquisition of noncontrolling interests	0	(12)	0	0	0	(12)	(8)	(20)
Comprehensive income (loss):
Net earnings (loss)	0	0	644	0	0	644	21	665
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $73)	0	0	0	114	0	114	0	114
Pension and postretirement liability adjustments:
U.S. plans (less tax of $54)	0	0	0	85	0	85	0	85
Non-U.S. plans (less tax of $3)	0	0	0	(4)	0	(4)	0	(4)
Change in cumulative foreign currency translation adjustment	0	0	0	68	0	68	2	70
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $9)	0	0	0	23	0	23	0	23
Reclassification adjustment for (gains) losses included in net earnings (less tax of $4)	0	0	0	(31)	0	(31)	0	(31)

Total comprehensive income (loss)								922

The accompanying notes are an integral part of these financial statements.

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, DECEMBER 31, 2010	439	5,829	2,416	(1,822)	28	6,834	250	7,084
Issuance of stock for various plans, net	0	79	0	0	(6)	85	0	85
Repurchase of stock	0	0	0	0	30	(30)	0	(30)
Cash dividends – Common Stock	0	0	(427)	0	0	(427)	0	(427)
Dividends paid to noncontrolling interests by subsidiary	0	0	0	0	0	0	(5)	(5)
Noncontrolling interests of acquired entities	0	0	0	0	0	0	37	37
Acquisition of noncontrolling interests	0	0	0	0	0	0	40	40
Comprehensive income (loss):
Net earnings (loss)	0	0	1,341	0	0	1,341	14	1,355
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $88)	0	0	0	139	0	139	0	139
Pension and postretirement liability adjustments:
U.S. plans (less tax of $498)	0	0	0	(783)	0	(783)	0	(783)
Non-U.S. plans (less tax of $3)	0	0	0	(5)	0	(5)	0	(5)
Change in cumulative foreign currency translation adjustment	0	0	0	(499)	0	(499)	4	(495)
Net gains (losses) on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $17)	0	0	0	(43)	0	(43)	0	(43)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $8)	0	0	0	8	0	8	0	8

Total comprehensive income (loss)								176
BALANCE, DECEMBER 31, 2011	$439	$5,908	$3,330	$(3,005)	$52	$6,620	$340	$6,960

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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings of $159 million, earnings of $64 million and a loss of $49 million in 2011, 2010 and 2009, respectively.

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

ALTERNATIVE FUEL MIXTURE CREDITS – COST OF PRODUCTS SOLD

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. As these credits represent a reduction of energy costs at the Company’s U.S. manufacturing facilities, the credits are included as a reduction of Cost of products sold in 2009 in the accompanying consolidated statement of operations. See the Alternative Fuel Mixture Credits discussion in Note 4 for a further discussion of these credits.

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

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for major pulp and paper mills, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates are, for buildings — 2 1/2% to 8 1/2%, and for machinery and equipment — 5% to 33%.

FORESTLANDS

At December 31, 2011, International Paper and its subsidiaries owned or managed approximately 325,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost of capital for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required. See Note 8 for further discussion.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, measured by comparing their net book value to the undiscounted projected future cash flows generated by their use. Impaired assets are recorded at their estimated fair value. See Note 6 for further discussion.

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

International Paper records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering the technical merits of the position based on specific tax regulations and the facts of each matter. Changes to recorded liabilities are made only when an identifi-

able event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, a change in tax laws, or a recent court case that addresses the matter.

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

NOTE 2 RECENT ACCOUNTING DEVELOPMENTS

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

INTANGIBLES – GOODWILL AND OTHER

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this guidance in January 2012.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of this guidance in January 2012.

In December 2011, the FASB issued ASU 2011-12, “Presentation of Comprehensive Income,” which defers certain provisions of ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.

FAIR VALUE MEASUREMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which further amends ASC 820 to add new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This new guidance also clarifies the level of disaggregation, inputs and valuation techniques used to measure fair value and amends guidance under ASC 715 related to employers’ dis-

closures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. This guidance was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the separate disclosure about Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for the first reporting period beginning after December 15, 2010. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

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

NOTE 3 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share from continuing operations is computed by dividing earnings from continuing operations by the weighted average number of common shares outstanding. Diluted earnings per common share from continuing operations is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares at the beginning of each year. In addition, the computation of diluted earnings per share reflects the inclusion of contingently convertible securities in periods when dilutive.

A reconciliation of the amounts included in the computation of basic earnings per common share from continuing operations, and diluted earnings per common share from continuing operations is as follows:

In millions, except per share amounts	2011	2010	2009
Earnings (loss) from continuing operations	$1,292	$644	$663
Effect of dilutive securities (a)	0	0	0
Earnings (loss) from continuing operations – assuming dilution	$1,292	$644	$663
Average common shares outstanding	432.2	429.8	425.3
Effect of dilutive securities (a):
Restricted performance share plan	4.8	4.4	2.7
Stock options (b)	0	0	0
Average common shares outstanding – assuming dilution	437.0	434.2	428.0
Basic earnings (loss) per common share from continuing operations	$2.99	$1.50	$1.56
Diluted earnings (loss) per common share from continuing operations	$2.96	$1.48	$1.55

(a)	Securities are not included in the table in periods when antidilutive.
(b)

Options to purchase 15.6 million, 18.2 million and 22.2 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 RESTRUCTURING CHARGES AND OTHER ITEMS

RESTRUCTURING AND OTHER CHARGES

2011: During 2011, total restructuring and other charges of $102 million before taxes ($66 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring (a)	$49	$34
Early debt extinguishment costs (see Notes 12 and 13)	32	19
Temple-Inland merger agreement	20	12
APPM acquisition	18	12
Franklin, Virginia mill – closure costs (b)	(24)	(15)
Other	7	4
Total	$102	$66

(a)	Includes pre-tax charges of $19 million for severance.
(b)	Includes a pre-tax credit of $21 million related to the reversal of an environmental reserve.

Included in the $102 million of organizational restructuring and other charges is $25 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 629 employees included in the 2011 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2011)	$7
Additions and adjustments	18
Cash charges in 2011	(16)
Balance, December 31, 2011	$9

As of December 31, 2011, 454 employees had left the Company under these programs.

2010: During 2010, total restructuring and other charges of $394 million before taxes ($242 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Franklin, Virginia mill – closure costs (a)	$315	$192
Early debt extinguishment costs (see Notes 12 and 13)	35	21
Write-off of Ohio Commercial Activity tax receivable	11	7
Shorewood Packaging reorganization	8	5
Bellevue, Washington container facility – closure costs	7	4
S&A reduction initiative	6	4
Other	12	9
Total	$394	$242

(a)	Includes pre-tax charges of $236 million for accelerated depreciation, $36 million for environmental closure costs and $30 million for severance.

Included in the $394 million of organizational restructuring and other charges is $46 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 1,650 employees included in the 2010 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2010)	$20
Additions and adjustments	26
Cash charges in 2010	(32)
Cash charges in 2011	(8)
Balance, December 31, 2011	$6

As of December 31, 2011, 1,618 employees had left the Company under these programs.

2009: During 2009, total restructuring and other charges of $1.4 billion before taxes ($853 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Albany, Oregon containerboard mill – closure costs (a)	$469	$286
Franklin, Virginia paper mill and associated operations – closure costs (b)	290	177
Early debt extinguishment costs (see Notes 12 and 13)	185	113
2008 overhead reduction program – severance and benefits	148	92
Pineville, Louisiana containerboard mill – closure costs (c)	102	62
Valliant, Oklahoma containerboard mill – paper machine shutdown costs (d)	82	50
Etienne mill – severance and other costs (e)	31	31
Inverurie mill – closure costs (f)	23	28
Other	23	14
Total	$1,353	$853

(a)	Includes pre-tax charges of $438 million for accelerated depreciation and other non cash charges, $21 million for severance and benefit costs and $9 million for environmental reserves.
(b)	Includes pre-tax charges of $258 million for accelerated depreciation and other noncash charges and $30 million for severance.
(c)	Includes pre-tax charges of $82 million for accelerated depreciation and other noncash charges, $9 million for severance and $10 million for environmental reserves.
(d)	Includes pre-tax charges of $81 million for accelerated depreciation and other noncash charges.
(e)	Includes pre-tax charges of $19 million for severance.
(f)	Includes pre-tax charges of $17 million for severance.

Included in the $1.4 billion of organizational restructuring and other charges is $166 million of severance charges and $85 million of related benefits for approximately 3,175 employees. As of December 31, 2010, all of these employees had been terminated.

The following table presents a rollforward of the severance and other costs included in the 2009 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2009)	$74
Additions and adjustments	177
Cash charges in 2009	(82)
Pension and postretirement termination benefits	(85)
Cash charges in 2010	(84)
Balance, December 31, 2010	$0

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

CELLULOSIC BIO-FUEL TAX CREDIT

In a memorandum dated June 28, 2010, the IRS concluded that black liquor would qualify for the cellulosic bio-fuel tax credit of $1.01 per gallon produced in 2009. On October 15, 2010, the IRS ruled that companies may qualify in the same year for the $0.50 per gallon alternative fuel mixture credit and the $1.01 cellulosic bio-fuel tax credit for 2009, but not for the same gallons of fuel produced and consumed. To the extent a taxpayer changes its position and uses the $1.01 credit, it must re-pay the refunds they received as alternative fuel mixture credits attributable to the gallons converted to the cellulosic bio-fuel credit. The repayment of this refund must include interest.

One important difference between the two credits is that the $1.01 credit must be credited against a company’s Federal taxable liability, and the credit may be carried forward through 2015. In contrast, the $0.50 credit is refundable in cash. Also, the cellulosic bio-fuel credit is required to be included in Federal taxable income.

The Company filed an application with the IRS on November 18, 2010, to receive the required registration code to become a registered cellulosic bio-fuel producer. The Company received its registration code on February 28, 2011.

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, acquisitions, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. On July 19, 2011 the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. If that amended position is not upheld, the Company will re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.

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

NOTE 5 ACQUISITIONS AND JOINT VENTURES

ACQUISITIONS

2011: On February 13, 2012, upon regulatory approval, International Paper completed the previously announced acquisition of Temple-Inland. International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash and assumed approximately $700 million of Temple-Inland’s debt. The total transaction is valued at approximately $4.5 billion. As a condition to allowing the transaction to proceed, the Antitrust Division of the U.S. Department of Justice entered into an agreement with the Company that requires us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions).

International Paper will account for the acquisition under ASC 805, “Business Combinations” and Temple-Inland’s results of operations will be included in International Paper’s consolidated financial statements beginning with the date of acquisition. Given the date of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed. The Company anticipates providing a preliminary purchase price allocation and a qualitative description of factors that make up goodwill to be recognized in our Form 10-Q to be filed on or before May 10, 2012.

The following unaudited pro forma information for the years ended December 31, 2011, 2010 and 2009 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred on January 1, 2009. This information is based on historical results of operations, adjusted for certain estimated acquisition accounting adjustments and does not purport to represent International Paper’s actual results of operations as if the transaction described above would have occurred on January 1, 2009, nor is it necessarily indicative of future results.

In millions at December 31	2011	2010	2009
Net sales	$29,946	$28,921	$26,891
Earnings (loss) from continuing operations (1)	1,177	649	661
Net earnings (loss) (1)	1,226	649	661
Diluted earnings (loss) from continuing operations per common share (1)	2.69	1.49	1.54
Diluted net earnings (loss) per common share (1)	2.81	1.49	1.54

(1)	Attributable to International Paper Company common shareholders.

On October 14, 2011, International Paper completed the acquisition of a 75% stake in Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM for a purchase price of $226 million in cash plus assumed debt from private investors. These sellers also entered into a covenant not to compete for which they received a cash payment of $58 million. The Company also purchased a 21.5% stake of APPM in a public tender offer completed on October 8, 2011 for $105 million in cash. International Paper recognized an unfavorable currency transaction loss of $9 million due to strengthening of the dollar against the Indian Rupee prior to the closing date, resulting from cash balances deposited in Indian Rupee denominated escrow accounts.

International Paper has appealed a direction from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and International Paper has deposited approximately $25 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. The November 2011 appeal disclosed in the third quarter was delayed on several occasions and the hearing on the appeal has been extended indefinitely pending the appointment of a presiding officer on the Indian Securities Appellate Tribunal.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of October 14, 2011.

In millions
Cash and temporary investments	$3
Accounts and notes receivable, net	7
Inventory	43
Other current assets	13
Plants, properties and equipment, net	352
Goodwill	117
Deferred tax asset	4
Other intangible assets	91
Other long-term assets	1
Total assets acquired	631
Accounts payable and accrued liabilities	67
Long-term debt	47
Other liabilities	11
Deferred tax liability	90
Total liabilities assumed	215
Noncontrolling interest	37
Net assets acquired	$379

The purchase price allocation is expected to be finalized once the matter regarding the tending shareholder non-compete appeal is resolved.

The identifiable intangible assets acquired in connection with the APPM acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Non-compete agreement	$58	6 years
Tradename	20	Indefinite
Fuel supply agreements	5	2 years
Power purchase arrangements	5	5 years
Wholesale distribution network	3	18 years
Total	$91

Pro forma information related to the acquisition of APPM has not been included as it does not have a material effect on the Company’s consolidated results of operations.

2010: On June 30, 2010, International Paper completed the acquisition of SCA Packaging Asia (SCA) for a preliminary purchase price of $202 million, including $168 million in cash plus assumed debt of $34 million. The SCA packaging business in Asia consists of 13 corrugated box plants and two specialty packaging facilities, which are primarily in China, along with locations in Singapore, Malaysia and Indonesia. SCA’s results of operations are included in the consolidated financial statements from the date of acquisition on June 30, 2010.

The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired as of June 30, 2010.

In millions
Cash and temporary investments	$19
Accounts and notes receivable, net	70
Inventory	24
Other current assets	2
Plants, properties and equipment, net	103
Goodwill	30
Other intangible assets	38
Total assets acquired	286
Accounts payable and accrued liabilities	66
Deferred tax liability	7
Other liabilities	3
Total liabilities assumed	76
Noncontrolling interest	8
Net assets acquired	$202

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date	)
Land-use rights	$29	39 years
Customer relationships	9	16 years
Total	$38

Pro forma information related to the acquisition of SCA Packaging Asia has not been included as it does not have a material effect on the Company’s consolidated results of operations.

JOINT VENTURES

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP &

Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $33 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 400,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

Additionally, during 2011 the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.

NOTE 6 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS

2011: The sale of the Company’s Kraft Papers business that closed in January 2007 contained an earnout provision that could have required KapStone to make an additional payment to International Paper in 2012. Based on the results through the first four years of the earnout period, KapStone concluded that the threshold would be attained and the full earnout payment would be due to International Paper in 2012. On January 3, 2011, International Paper signed an agreement with KapStone to allow KapStone to pay the Company on January 4, 2011, the discounted amount of $50 million before taxes ($30 million after taxes) that otherwise would have been owed in full under the agreement in 2012. This amount has been included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded in March 2011, and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

OTHER DIVESTITURES AND IMPAIRMENTS

2011: On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings, pending regulatory approval and other customary closing conditions. As a result, during 2011, net pre-tax charges of $207 million (after a $246 million tax benefit and a gain of $8 million related to a noncontrolling interest, a net gain of $47 million) were recorded to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper will retain a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of the Shorewood business have been included in continuing operations in the accompanying consolidated statement of operations instead of Discontinued operations. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011. The sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. Additionally, approximately $33 million of currency translation adjustment was reflected in OCI related to the remainder of the Shorewood business at December 31, 2011.

Also during 2011, the Company recorded charges totaling $11 million (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value.

The net 2011 loss totaling $218 million related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2010: During 2010, the Company recorded a pre-tax gain of $25 million ($15 million after taxes) as a result of the partial redemption of the 10% interest the Company retained in its Arizona Chemical business after the sale of the business in 2006. The Company received $37 million in cash from the redemption of this interest.

The net 2010 gain totaling $23 million related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2009: During 2009, based on a strategic plan update of projected future operating results of the Company’s Etienne mill in France, a determination was made that the current book value of the mill’s long-lived assets exceeded their estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $56 million charge, before and after taxes, was recorded in the Company’s Industrial Packaging industry segment to write down the long-lived assets of the mill to their estimated fair value. The Etienne mill was closed at the end of November 2009.

The net 2009 loss totaling $59 million related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

In millions at December 31	2011	2010
Temporary Investments	$2,904	$1,752

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2011	2010
Accounts and notes receivable:
Trade	$3,039	$2,854
Other	447	185
Total	$3,486	$3,039

INVENTORIES

In millions at December 31	2011	2010
Raw materials	$368	$419
Finished pulp, paper and packaging products	1,503	1,505
Operating supplies	390	364
Other	59	59
Inventories	$2,320	$2,347

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories.

Approximately 70% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $350 million and $334 million at December 31, 2011 and 2010, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2011	2010
Pulp, paper and packaging facilities
Mills	$22,494	$22,935
Packaging plants	6,358	6,534
Other plants, properties and equipment	1,556	1,524
Gross cost	30,408	30,993
Less: Accumulated depreciation	18,591	18,991
Plants, properties and equipment, net	$11,817	$12,002

In millions	2011	2010	2009
Depreciation expense	$1,263	$1,396	$1,416

INTEREST

Cash payments related to interest were as follows:

In millions	2011	2010	2009
Interest payments	$629	$657	$656

Amounts related to interest were as follows:

In millions	2011	2010	2009
Interest expense (a)	$596	$643	$702
Interest income (a)	55	35	33
Capitalized interest costs	22	14	12

(a)

Interest expense and interest income exclude approximately $49 million, $44 million and $117 million in 2011, 2010 and 2009, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 11).

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

NOTE 8 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2011 and 2010:

In millions	Industrial Packaging		Printing Papers	Consumer Packaging	Distribution	Total
Balance as of January 1, 2011
Goodwill	$1,151		$2,418	$1,768	$400	$5,737
Accumulated impairment losses (a)	0		(1,765)	(1,664)	0	(3,429)
	$1,151		$653	$104	$400	$2,308
Reclassifications and other (b)	(1)		(67)	5	0	(63)
Additions/reductions	7	(c)	88 (d)	6 (e)	0	101
Balance as of December 31, 2011
Goodwill	1,157		2,439	1,779	400	5,775
Accumulated impairment losses (a)	0		(1,765)	(1,664)	0	(3,429)
Total	$1,157		$674	$115	$400	$2,346

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents purchase price adjustments related to the finalization of the SCA Packaging Asia acquisition.
(d)

Reflects an increase related to the acquisition of Andhra Pradesh Paper Mills in India partially offset by a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the joint venture between IP Asia and Sun Paper Industry Co, Ltd.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2010
Goodwill	$1,131		$2,423		$1,765	$400	$5,719
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
	$1,131		$658		$101	$400	$2,290
Reclassifications and other (b)	(3)		22		3	0	22
Additions/reductions	23	(c)	(27	)(d)	0	0	(4)
Balance as of December 31, 2010
Goodwill	1,151		2,418		1,768	400	5,737
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)
Total	$1,151		$653		$104	$400	$2,308

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents purchase price adjustments related to the SCA Packaging Asia acquisition.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

No goodwill impairment charges were recorded in 2011, 2010 or 2009.

OTHER INTANGIBLES

Identifiable intangible assets were comprised of the following:

	2011		2010
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$227	$82	$245	$74
Non-compete agreements	72	19	20	18
Tradenames, patents and trademarks	51	21	33	10
Land and water rights	60	3	24	3
Fuel and power agreements	30	16	21	12
Software	37	29	38	25
Other	27	13	40	18
Total (a)	$504	$183	$421	$160

(a)	The increase in 2011 is primarily due to the acquisition of APPM and the establishment of the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China.

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2011	2010	2009
Amortization expense related to intangible assets	$32	$31	$34

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2012 – $39 million, 2013 – $36 million, 2014 – $33 million, 2015 – $27 million, 2016 – $26 million, and cumulatively thereafter – $160 million.

NOTE 9 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were:

In millions	2011	2010	2009
Earnings (loss)
U.S.	$874	$198	$905
Non-U.S.	584	624	294
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,458	$822	$1,199

The provision (benefit) for income taxes by taxing jurisdiction was:

In millions	2011	2010	2009
Current tax provision (benefit)
U.S. federal	$(78)	$(249)	$228
U.S. state and local	(19)	(19)	7
Non-U.S.	91	67	74
	$(6)	$(201)	$309
Deferred tax provision (benefit)
U.S. federal	$207	$301	$(63)
U.S. state and local	46	45	41
Non-U.S.	64	76	182
	$317	$422	$160
Income tax provision	$311	$221	$469

The Company’s deferred income tax provision (benefit) includes an $8 million benefit, a $0 million provision and a $1 million provision for 2011, 2010 and 2009, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $44 million, $(135) million and $97 million in 2011, 2010 and 2009, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2011	2010	2009
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,458	$822	$1,199
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	510	288	420
State and local income taxes	16	15	32
Tax rate and permanent differences on non-U.S. earnings	(34)	(69)	162
Net U.S. tax on non-U.S. dividends	23	16	11
Tax benefit on manufacturing activities	(8)	3	(2)
Non-deductible business expenses	6	8	7
Sales of non-strategic businesses	(195)	0	0
Retirement plan dividends	(5)	(2)	(2)
Alternative fuel mixture credits	0	0	(133)
Cellulosic bio-fuel credits	0	(40)	0
Tax credits	(7)	(25)	(11)
Medicare subsidy	0	29	(7)
Tax audits	0	0	(16)
Other, net	5	(2)	8
Income tax provision	$311	$221	$469
Effective income tax rate	21%	27%	39%

The tax effects of significant temporary differences, representing deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

In millions	2011	2010
Deferred tax assets:
Postretirement benefit accruals	$242	$256
Pension obligations	954	616
Alternative minimum and other tax credits	478	416
Net operating loss carryforwards	536	541
Compensation reserves	189	185
Other	173	268
Gross deferred tax assets	2,572	2,282
Less: valuation allowance	(424)	(366)
Net deferred tax assets	$2,148	$1,916
Deferred tax liabilities:
Plants, properties and equipment	$(2,383)	$(2,174)
Forestlands and related installment sales	(1,833)	(2,061)
Gross deferred tax liabilities	$(4,216)	$(4,235)
Net deferred tax liability	$(2,068)	$(2,319)

Deferred tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, Deferred income taxes, Assets of businesses held for sale and Liabilities of businesses held for sale. The increase in 2011 in deferred tax assets principally relates to the tax impact of changes in recorded qualified pension liabilities. The decrease in deferred income tax liabilities principally relates to timberlands installment sale gain recognition offset by more tax depreciation taken on the Company’s assets placed in service in 2011. Certain tax attributes reflected on our tax returns as filed, differ significantly from those reflected in the deferred tax accounts due to uncertain tax benefits.

The valuation allowance for deferred tax assets as of December 31, 2011 was $424 million. The net change in the total valuation allowance for the year ended December 31, 2011, was an increase of $58 million. The increase consists primarily of an allowance applied to state tax capital losses generated in the current year and non-U.S. deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

In millions	2011	2010	2009
Balance at January 1	$(199)	$(308)	$(435)
Additions based on tax positions related to current year	(2)	(12)	(28)
Additions for tax positions of prior years	(719)	(50)	(82)
Reductions for tax positions of prior years	29	97	72
Settlements	2	0	174
Expiration of statutes of limitations	25	70	2
Currency translation adjustment	7	4	(11)
Balance at December 31	$(857)	$(199)	$(308)

Included in the balance at December 31, 2011, 2010 and 2009 are $9 million, $13 million and $56 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $88 million and $100 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2011 and 2010, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2010 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service regarding the examination of tax years 2006 through 2009. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $45 million during the next twelve months. During 2011, unrecognized tax benefits increased by $658 million. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Included in the Company’s 2011, 2010 and 2009 income tax provision (benefit) are $(266) million, $(143) million and $279 million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2011	2010	2009
Special items and other charges:
Restructuring and other charges	$(293)	$(149)	$(534)
Alternative fuel mixture credit	0	0	650
Tax-related adjustments:
Internal restructurings	24	0	0
India deal costs	9	0	0
IP UK valuation allowance release	(13)	0	0
Settlement of tax audits and legislative changes	5	0	(26)
Incentive plan deferred tax write-off	0	14	0
Medicare D deferred tax write-off	0	32	0
Cellulosic bio-fuel credits	0	(40)	0
Valuation allowance for Louisiana recycle credits	0	0	15
Valuation allowance for net deferred tax assets in France	0	0	156
Other tax adjustments	2	0	18
Income tax provision (benefit) related to special items	$(266)	$(143)	$279

Excluding the impact of special items, the 2011, 2010 and 2009 tax provisions were $577 million, $364 million and $190 million, respectively, or 32%, 30% and 30%, respectively, of pre-tax earnings before equity earnings.

The following details the scheduled expiration dates of the Company’s net operating loss and tax credit carryforwards:

In millions	2012 Through 2021	2022 Through 2031	Indefinite	Total
U.S. federal and non-U.S. NOLs	$15	$414	$344	$773
State taxing jurisdiction NOLs	152	159	0	311
U.S. federal, non- U.S. and state tax credit carryforwards	166	81	371	618
State capital loss carryforwards	25	0	0	25
Total	$358	$654	$715	$1,727

Deferred income taxes are not provided for temporary differences of approximately $4.5 billion, $4.3 billion and $3.5 billion as of December 31, 2011, 2010 and 2009, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES

PURCHASE COMMITMENTS AND OPERATING LEASES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements.

Unconditional purchase obligations have been entered into in the ordinary course of business, principally for capital projects and the purchase of certain pulpwood, logs, wood chips, raw materials, energy and services, including fiber supply agreements to purchase pulpwood that were entered into concurrently with the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

At December 31, 2011, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2012	2013	2014	2015	2016	Thereafter
Lease obligations	$160	$129	$103	$86	$63	$146
Purchase obligations (a)	2,647	637	559	544	530	2,484
Total	$2,807	$766	$662	$630	$593	$2,630

(a)

Includes $3.8 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

Rent expense was $205 million, $210 million and $216 million for 2011, 2010 and 2009, respectively.

GUARANTEES

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

LITIGATION

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Most of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potentially responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $98 million in the aggregate.

One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the Company has adjusted the overall remediation reserve for the site to $51 million to address this recent selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $47 million. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the river, including a paper mill formerly owned by St. Regis. The Company is a successor in interest to St. Regis. International Paper has not received any orders from the EPA with respect to the site and is in the process of collecting information from the EPA and other parties relative to the Kalamazoo River Superfund Site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.

Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia Pacific Consumers Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended to date by plaintiffs, and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The Company is involved in the early phases of discovery and believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.

International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Superfund Site in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site.

In December, 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day.

On April 8, 2011, the United States District Court for the Northern District of Illinois denied motions by the Company and eight other U.S. and Canadian containerboard producers to dismiss a lawsuit alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a nationwide class of direct purchasers of containerboard products, treble damages, and costs, including attorneys’ fees. In January 2011, the Company was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that the Company and other containerboard producers violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the lawsuit seek certification of a class of Tennessee indirect purchasers of containerboard products, damages, and costs, including attorneys’ fees. The Company believes the allegations in both lawsuits are without merit, but both lawsuits are in preliminary stages and the costs and other effects of pending litigation cannot be reasonably estimated. Although we believe the outcome of these lawsuits will not have a material adverse effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.

The Company is currently the beneficiary of a Value Added Tax (VAT) incentive issued by the Brazilian state of Mato Grosso do Sul. On August 8, 2011, the Brazilian Supreme Court officially issued a decision judging unconstitutional several VAT incentive programs that were enacted without the approval of the Confederation of State VAT Authorities. At this time, it does not appear that the Company’s incentive is affected by the decision. The cumulative benefit recorded by the Company through December 31, 2011 was $45 million.

OTHER

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

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

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the years ended December 31, 2011, 2010 or 2009.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from a third party lender, which effectively monetized the Timber Notes. Certain provisions of the respective loan agreements required any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days by letters of credit from a qualifying institution. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced banks that fell below the specified threshold.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.2 billion of International Paper debt obligations held by these Entities at December 31, 2011 and 2010. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $92 million and $129 million at December 31, 2011 and 2010, respectively, are included in floating rate notes due 2011 – 2017 in the summary of long-term debt in Note 12. Additional debt related to the above transaction of $38 million is included in short-term notes in the summary of long-term debt in Note 12 for both 2011 and 2010.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which issued letters of credit that support $1.4 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced with letters of credit from another qualifying institution.

On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of the Timber Notes, below the specified threshold. Letters of credit worth $842 million were successfully replaced with letters of credit from other qualifying institutions. The Company and third party managing member instituted a replacement waiver for the remaining $797 million.

On November 29, 2011, Standard and Poors reduced its credit rating of senior unsecured long-term debt of Lloyds TSB Bank Plc, which issues letters of credit that support $1.2 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced with letters of credit from another qualifying institution.

On January 23, 2012, Standard and Poors reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issues letters of credit that support $666 million of the Timber Notes, below the specified threshold. The Company expects that the replacement of the letters of credit will be completed within the required 60-day period.

Activity between the Company and the Entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$49	$42	$112
Expense (a)	79	79	150
Cash receipts (b)	28	32	96
Cash payments (c)	79	82	190

(a)

The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments include both interest and principal on the associated debt obligations discussed above.

Based on an analysis of the Entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the Entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structure is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2011, 2010 or 2009.

Activity between the Company and the 2001 financing entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$1	$(1)	$1
Expense (a)	3	12	13
Cash receipts (b)	0	4	8
Cash payments (c)	3	12	22

(a)

The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments include both interest and principal on the associated debt obligations.

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

The Company retained no interest in the 2001 financing entities at December 31, 2011, but retained a preferred interest in the entities of $542 million at December 31, 2010, which was offset against related debt obligations since International Paper had, and intended to effect, a legal right of offset to net-settle these two amounts. Outstanding debt related to the 2001 financing entities of $2 million is included in short-term notes, and $19 million is included in floating rate notes due 2011 – 2017 in the summary of long-term debt in Note 12 for 2010.

Activity between the Company and the 2002 financing entities was as follows:

In millions	2011	2010	2009
Revenue (loss) (a)	$2	$5	$6
Expense (b)	3	8	11
Cash receipts (c)	192	3	4
Cash payments (d)	244	8	9

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper and cash receipts from the maturity of the 2002 Monetized Notes.
(d)	The payments include both interest and principal on the associated debt obligations.

On May 31, 2011, the third-party equity holder of the 2002 financing entities retired its Class A interest in the entities for $51 million. As a result of the retirement, effective May 31, 2011, International Paper owns 100% of the 2002 financing entities. Based on an analysis performed by the Company after the retirement, under guidance that considers the potential magnitude of the variability in the structure and which party has controlling financial interest, International Paper determined that it is the primary beneficiary of the 2002 financing entities and thus consolidated the entities effective May 31, 2011.

Due to the consolidation of the 2002 financing entities, Notes payable and current maturities of long-term debt increased $165 million and Long-term debt decreased $211 million. In addition, Investments decreased $486 million due to the elimination of the Company’s variable interest in the 2002 financing entities, while Accounts and notes receivable, net increased $441 million due to the consolidation of the 2002 Monetized Notes.

During the year ended December 31, 2011 approximately $191 million of the 2002 Monetized Notes matured. As a result of the maturities, Accounts and notes receivable, net and Notes payable and current maturities of long-term debt decreased $191 million and Deferred tax liabilities associated with the 2002 forestlands sales decreased $50 million.

Outstanding debt related to the 2002 financing entities of $2 million is included in short-term notes in the summary of long-term debt in Note 12 at December 31, 2010. Additional debt related to these entities of $158 million and $445 million is included in floating rate notes due 2011 – 2017 in the summary of long-term debt in Note 12 at December 31, 2011 and 2010, respectively. The Company retained no investment interest in the 2002 financing entities at December 31, 2011 but retained an interest of $486 million at December 31, 2010, which is included in Investments in the accompanying consolidated balance sheet. The 2002 Monetized Notes of $252 million are included in Accounts and notes receivable, net in the accompanying consolidated balance sheet at December 31, 2011.

The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.

PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2011, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $5 million, $5 million and $6 million in 2011, 2010 and 2009, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 12 DEBT AND LINES OF CREDIT

In November 2011, International Paper issued $900 million of 4.75% senior unsecured notes with a maturity date in February 2022 and $600 million of 6% senior unsecured notes with a maturity date in November 2041. Subsequent to the balance sheet date, in February 2012, International Paper issued a $1.2 billion term loan with an interest rate of LIBOR plus 138 basis points and a $200 million term loan with an interest rate of LIBOR plus 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland.

Amounts related to early debt extinguishment during the years ended December 31, 2011, 2010 and 2009 were as follows:

In millions	2011	2010	2009
Debt reductions (a)	$129	$393	$5,089
Pre-tax early debt extinguishment costs (b)	32	39	185

(a)	Reductions related to notes with interest rates ranging from 4.00% to 9.375% with original maturities from 2010 to 2039 for the years ended December 31, 2011, 2010 and 2009.
(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2011	2010
8.7% to 10% notes – due 2038	$273	$274
9 3/8% note – due 2019	844	907
9.25% debentures – due 2011	0	9
7.95% debentures – due 2018	1,505	1,561
7.5% notes – due 2021	999	999
7.4% debentures – due 2014	303	303
7.3% notes – due 2039	725	725
6 7/8% notes – due 2023 – 2029	130	130
6.65% to 6.75% notes – due 2011 & 2037	4	36
6.4% to 7.75% debentures due 2025 – 2027	141	141
6.0% notes – due 2041	600	0
5.85% notes – due 2012	38	38
5.25% to 5.5% notes – due 2014 – 2016	701	701
4.75% notes – due 2022	900	0
Floating rate notes – due 2011 – 2017 (a)	356	593
Environmental and industrial development bonds – due 2011 – 2035 (b)	1,958	1,892
Short-term notes (c)	279	210
Other (d)	152	152
Total (e)	9,908	8,671
Less: current maturities	719	313
Long-term debt	$9,189	$8,358

(a)	The weighted average interest rate on these notes was 1.9% in 2011 and 1.5% in 2010.
(b)	The weighted average interest rate on these bonds was 5.5% in 2011 and 5.6% in 2010.
(c)

The weighted average interest rate was 5.0% in 2011 and 3.2% in 2010. Includes $173 million at December 31, 2011 and $146 million at December 31, 2010 related to non-U.S. denominated borrowings with a weighted average interest rate of 5.9% in 2011 and 4.3% in 2010.

(d)

Includes no unamortized gain or loss at December 31, 2011 and an $8 million gain at December 31, 2010, related to interest rate swaps treated as fair value hedges. Also includes $79 million at December 31, 2011 and $70 million at December 31, 2010, related to the unamortized gain on interest rate swap unwinds (see Note 13).

(e)	The fair market value was approximately $11.2 billion at December 31, 2011 and $9.7 billion at December 31, 2010.

In addition to the long-term debt obligations shown above, International Paper has $5.2 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $5.2 billion due in 2016, for which International Paper has, and intends to effect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, International Paper has offset the $5.2 billion of debt obligations with $5.2 billion of Class B interests in these entities as of December 31, 2011 (see Note 11).

Total maturities of long-term debt over the next five years are 2012 – $719 million; 2013 – $168 million; 2014 – $571 million; 2015 – $455 million; and 2016 – $452 million. At December 31, 2010, International Paper classified $100 million of current maturities of long-term debt as Long-term debt. International Paper has the intent and ability to renew or convert these obligations, as evidenced by the available bank credit agreements described below.

At December 31, 2011, International Paper’s contractually committed credit facilities (the Agreements) totaled $2.5 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The Agreements also include up to $1.0 billion of commercial paper-based financings based on eligible receivables balances ($919 million available as of December 31, 2011) under a receivables securitization program. On January 11, 2012, the Company amended the receivables securitization program to extend the maturity date from January 2012 to January 2013. The amended agreement has a facility fee of 0.35% payable monthly. At December 31, 2011, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2011, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 13 DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the hedge accounting criteria, International Paper, at inception, formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure.

INTEREST RATE RISK MANAGEMENT

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.

Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. For cash flow hedges, the effective portion of the changes in the fair value of the hedging instrument is reported in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into interest expense over the life of the underlying debt. The ineffective portion for both cash flow and fair value hedges, which is not material for any year presented, is immediately recognized in earnings.

FOREIGN CURRENCY RISK MANAGEMENT

We manufacture and sell our products and finance operations in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. The purpose of our foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

To manage this exchange rate risk, we have historically utilized a combination of forward contracts, options and currency swaps. Contracts that qualify are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which is not material for any year presented, is immediately recognized in earnings.

The change in value of certain non-qualifying instruments used to manage foreign exchange exposure of intercompany financing transactions and certain balance sheet items subject to revaluation is immediately recognized in earnings, substantially offsetting the foreign currency mark-to-market impact of the related exposure.

COMMODITY RISK MANAGEMENT

Certain raw materials used in our production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility in earnings due to price fluctuations, we may utilize swap contracts. These contracts are designated as cash flow hedges of forecasted commodity purchases. The effective portion of the changes in fair value for these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transactions affect earnings. The ineffective and non-qualifying portions, which are not material for any year presented, are immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions, except for fuel oil contracts notional	December 31, 2011		December 31, 2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
British pounds / Brazilian real	26		8
European euro / Brazilian real	16		4
European euro / Polish zloty	233		223
U.S. dollar / Brazilian real	344		74
U.S. dollar / European euro	13		0
Fuel oil contracts (in barrels)	0		200,000
Natural gas contracts (in MMBTUs)	3	(b)	12
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	0		274
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; denominated in sell notional):
European euro / U.S. dollar	0		85
Indian rupee / U.S. dollar	904		0
South Korean won / U.S. dollar	0		8,076
U.S. dollar / European euro	0		109
Interest rate contracts (in USD)	150	(c)	154	(c)

(a)	These contracts had maturities of three years or less as of December 31, 2011.
(b)	These contracts had maturities of one year or less as of December 31, 2011.
(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in accumulated other comprehensive income (AOCI), net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2011	2010	2009
Foreign exchange contracts	$(39)	$37	$51
Fuel oil contracts	2	(1)	23
Interest rate contracts	0	0	(8)
Natural gas contracts	(6)	(13)	(26)
Total	$(43)	$23	$40

During the next 12 months, the amount of the December 31, 2011 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $26 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2011	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$8	$42	$19		Cost of products sold
Fuel oil contracts	4	4	(5)		Cost of products sold
Interest rate contracts	0	0	(40	)(a)	Interest expense, net
Natural gas contracts	(20)	(15)	(28)		Cost of products sold
Total	$(8)	$31	$(54)

	Gain (Loss) Recognized in Income					Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2011		2010		2009
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$(10)		$25		$(39)	Interest expense, net
Debt	10		(25)		39	Interest expense, net
Total	$0		$0		$0
Derivatives Not Designated as Hedging Instruments:
Embedded derivatives	$(3)		$3		$(3)	Interest expense, net
Foreign exchange contracts	(14	)(b)	33		(50)	Cost of products sold
Interest rate contracts	3		20	(c)	52 (d)	Interest expense, net
Total	$(14)		$56		$(1)
(a)

In September 2009, the Company undesignated $1 billion of interest rate swaps that qualified as cash flow hedges and entered into an offsetting $1 billion fixed-to-floating interest rate swap with a maturity date in September 2010 to minimize the earnings exposure for the undesignated swaps. Subsequently in December 2009, in connection with early debt retirements, a $24 million loss related to the fair value of these swaps was reclassified from AOCI and included in Restructuring and other charges in the accompanying consolidated statement of operations. Also in 2009, in connection with various early debt retirements, unamortized deferred losses of approximately $10 million related to earlier swap terminations were reclassified from AOCI and included in Restructuring and other charges in the accompanying consolidated statement of operations.

(b)	Premium costs of $5 million in connection with the acquisition of APPM are included in Restructuring and other charges in the accompanying consolidated statement of operations.
(c)

Includes a gain of $22 million due to changes in the fair value of interest rate swap agreements of $1 billion floating-to-fixed notional and an offsetting $1 billion fixed-to-floating notional that did not qualify as hedges under the accounting guidance and matured in September 2010.

(d)

Previously deferred gains of $40 million related to earlier swap terminations and a $9 million gain resulting from 2009 terminations or undesignated effective fair value hedges are recorded in Restructuring and other charges in the accompanying consolidated statement of operations.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2011					2010
In millions	Issued		Terminated		Undesignated	Issued	Terminated		Undesignated
Fourth Quarter	$0		$0		$0	$0	$0		$0
Third Quarter	0		464	(b)	0	0	0		0
Second Quarter	100	(a)	0		0	0	100	(c)	2	(d)
First Quarter	100	(a)	0		0	0	700	(c)	0
Total	$200		$464		$0	$0	$800		$2

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.
(b)

Terminations of fixed-to-floating interest rate swaps were not in connection with early debt retirements. The resulting $27 million gain was deferred and recorded in Long-term debt and is being amortized as an adjustment of Interest expense over the life of the respective underlying debt through June 2014, March 2015 or March 2016.

(c)	Terminations were not in connection with early debt retirements. The resulting gains were immaterial.
(d)	Undesignated in connection with early debt retirements. The resulting gain was immaterial.

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

The guidance for fair value measurements and disclosures sets out a fair value hierarchy that groups fair value measurement inputs into the following three classifications:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Transfers between levels are recognized at the end of the reporting period. All of International Paper’s derivative fair value measurements use Level 2 inputs.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate contracts – fair value	$0		$10	(c)	$0		$0
Foreign exchange contracts – cash flow	0		18	(d)	53	(e)	1	(g)
Fuel oil contracts – cash flow	0		3	(b)	0		0
Natural gas contracts – cash flow	0		0		10	(f)	32	(h)
Total derivatives designated as hedging instruments	$0		$31		$63		$33
Derivatives not designated as hedging instruments
Embedded derivatives	$5	(a)	$8	(a)	$0		$0
Foreign exchange contracts	1	(b)	1	(b)	0		5	(f)
Interest rate contracts	0		0		5	(g)	8	(g)
Total derivatives not designated as hedging instruments	$6		$9		$5		$13
Total derivatives	$6		$40		$68		$46

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $3 million recorded in Accounts and notes receivable, net, and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(d)	Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(e)	Includes $32 million recorded in Other accrued liabilities and $21 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(f)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
(h)	Includes $27 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $67 million as of December 31, 2011 and $32 million as of December 31, 2010. The Company was not required to post any collateral as of December 31, 2011 or 2010. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.

NOTE 14 CAPITAL STOCK

The authorized capital stock at both December 31, 2011 and 2010, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2011, 2010 and 2009:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2009	433,556	6,058
Issuance of stock for various plans, net	3,466	(3,484)
Repurchase of stock	0	1,288
Balance at December 31, 2009	437,022	3,862
Issuance of stock for various plans, net	1,849	(3,796)
Repurchase of stock	0	1,168
Balance at December 31, 2010	438,871	1,234
Issuance of stock for various plans, net	1	(326)
Repurchase of stock	0	1,013
Balance at December 31, 2011	438,872	1,921

NOTE 15 RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004 are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see “Other U.S. Plans” on page 90). The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $19 million, $37 million and $35 million in 2011, 2010 and 2009, respectively, and which are expected to be $33 million in 2012.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2011 and 2010, and the plans’ funded status. The U.S. combined benefit obligation as of December 31, 2011 increased by $731 million, principally as a result of a decrease in the discount rate assumption used in computing the estimated benefit obligation. U.S. plan assets decreased by $159 million, reflecting unfavorable investment results and benefit payments offset by a $300 million voluntary contribution in 2011.

	2011		2010
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$9,824	$183	$9,544	$186
Service cost	121	2	116	3
Interest cost	544	12	541	12
Curtailments	0	0	0	(3)
Settlements	0	(2)	0	(14)
Actuarial loss	692	0	264	11
Acquisitions	0	4	0	0
Plan merger	5	0	0	0
Benefits paid	(631)	(9)	(646)	(7)
Restructuring	0	0	(2)	0
Plan amendments	0	0	7	0
Effect of foreign currency exchange rate movements	0	(7)	0	(5)
Benefit obligation, December 31	$10,555	$183	$9,824	$183
Change in plan assets:
Fair value of plan assets	$8,344	$156	$6,784	$150
Actual return on plan assets	152	4	1,019	21
Company contributions	319	12	1,187	8
Benefits paid	(631)	(9)	(646)	(7)
Settlements	0	(2)	0	(14)
Plan merger	1	0	0	0
Effect of foreign currency exchange rate movements	0	(6)	0	(2)
Fair value of plan assets, December 31	$8,185	$155	$8,344	$156
Funded status, December 31	$(2,370)	$(28)	$(1,480)	$(27)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$0	$11	$0	$13
Current liability	(32)	(2)	(36)	(2)
Non-current liability	(2,338)	(37)	(1,444)	(38)
	$(2,370)	$(28)	$(1,480)	$(27)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre- tax):
Prior service cost	$156	$0	$183	$0
Net actuarial loss	4,453	10	3,412	1
	$4,609	$10	$3,595	$1

The components of the $1 billion and $9 million increase related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2011 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$1,253	$8
Amortization of actuarial loss	(212)	0
Current year prior service cost	4	0
Amortization of prior service cost	(31)	0
Settlements	0	1
	$1,014	$9

The accumulated benefit obligation at December 31, 2011 and 2010 was $10.3 billion and $9.6 billion, respectively, for our U.S. defined benefit plans and $171 million at both December 31, 2011 and 2010 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010.

	2011		2010
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$10,555	$40	$9,824	$42
Accumulated benefit obligation	10,275	33	9,594	34
Fair value of plan assets	8,185	2	8,344	2

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years as of December 31, 2011 for the U.S. plans) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $303 million and $32 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

	2011		2010		2009
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$121	$2	$116	$3	$120	$4
Interest cost	544	12	541	12	537	12
Expected return on plan assets	(713)	(12)	(631)	(11)	(634)	(10)
Actuarial loss / (gain)	212	0	174	0	160	(2)
Amortization of prior service cost	31	0	31	0	30	0
Curtailment gain	0	0	0	(2)	0	(1)
Settlement gain	0	(1)	0	(2)	0	0
Net periodic pension expense (a)	$195	$1	231	$0	$213	$3

(a)

Excludes $83.2 million in 2009 of termination benefits, in connection with cost reduction programs and facility rationalizations, that were recorded in Restructuring and other charges in the consolidated statement of operations.

The decrease in 2011 pension expense reflects increased plan assets and higher than expected asset returns in 2010 partially offset by a decrease in the discount rate.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2011 was also the discount rate used to determine net pension expense for the 2012 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2011		2010		2009
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31
Discount rate	5.10%	5.98%	5.60%	6.01%	5.80%	6.45%
Rate of compensation increase	3.75%	3.12%	3.75%	3.07%	3.75%	4.06%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31
Discount rate	5.60%	6.01%	5.80%	6.45%	6.00%	6.37%
Expected long-term rate of return on plan assets	8.25%	7.79%	8.25%	8.20%	8.25%	8.88%
Rate of compensation increase	3.75%	3.07%	3.75%	4.06%	3.75%	3.81%

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2012, the Company will use an expected long-term rate of return on plan assets of 8.00%, a discount rate of 5.10% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $315 million for its U.S. defined benefit plans in 2012, with the increase from expense of $195 million in 2011 reflecting lower than expected asset returns in 2011 and a decrease in the discount rate and return on asset assumptions.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2012 of a 25 basis point decrease in the above assumptions:

In millions	2012
Expense/(Income):
Discount rate	$27
Expected long-term rate of return on plan assets	21
Rate of compensation increase	(5)

PLAN ASSETS

International Paper’s Board of Directors has appointed a Fiduciary Review Committee that is responsible for fiduciary oversight of the U.S. Pension Plan, approving investment policy and reviewing the management and control of plan assets. Pension Plan assets are invested to maximize returns within prudent levels of risk. The Pension Plan maintains a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. For non-U.S. plans, assets consist principally of common stock and fixed income securities.

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2011	2010	Target Allocations
Equity accounts	43%	49%	40% - 51%
Fixed income accounts	34%	31%	30% - 40%
Real estate accounts	11%	8%	7% - 13%
Other	12%	12%	9% - 18%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2011 and 2010 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2011 and 2010. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes. Cash and cash equivalent portfolios are allocated to the types of account from which they originated. Commodities were transferred from significant unobservable inputs (Level 3) in 2010 to significant observable inputs (Level 2) in 2011 because the investments can be withdrawn in the near term at their net asset value.

Fair Value Measurement at December 31, 2011
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,889	$1,130	$758	$1
Equities – international	1,231	959	272	0
Common collective funds – fixed income	293		293	0
Corporate bonds	744	0	744	0
Government securities	983	0	983	0
Mortgage backed securities	124	0	124	0
Other fixed income	25	0	16	9
Commodities	213	0	213	0
Hedge funds	699	0	0	699
Private equity	473	0	0	473
Real estate	872	0	0	872
Derivatives	303	0	0	303
Cash and cash equivalents	336	2	334	0
Total Investments	$8,185	$2,091	$3,737	$2,357

Fair Value Measurement at December 31, 2010
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,921	$860	$1,057	$4
Equities – international	1,317	1,005	312	0
Common collective funds – fixed income	305	0	291	14
Corporate bonds	817	0	817	0
Government securities	936	0	936	0
Mortgage backed securities	194	0	194	0
Other fixed income	30	0	25	5
Commodities	264	0	30	234
Hedge funds	681	0	19	662
Private equity	415	0	0	415
Real estate	650	0	0	650
Derivatives	349	10	1	338
Cash and cash equivalents	465	5	460	0
Total Investments	$8,344	$1,880	$4,142	$2,322

Equity securities consist primarily of publicly traded U.S. companies and international companies and common collective funds. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Fixed income consists of corporate bonds, government securities, and common collective funds. Government securities are valued by third-party pricing sources. Mortgage backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Commodities consist of commodity-linked notes and commodity-linked derivatives. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Hedge funds are investment structures for managing private, loosely-regulated investment pools that can pursue a diverse array of investment strategies with a wide range of different securities and derivative instruments. These investments are made through funds-of-funds (commingled, multi-manager fund structures) and through direct investments in individual hedge funds. Hedge funds are primarily valued by each fund’s third party administrator based upon the valuation of the underlying securities and instruments and primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held. Funds-of-funds are valued based upon the net asset values of the underlying investments in hedge funds.

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

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2011 are as follows:

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Fixed Income Common Collective Funds	Other Fixed Income	Comm- odities	Hedge Funds	Private Equity	Real Estate	Deriv- atives	Total
Beginning balance at December 31, 2010	$4	$14	$5	$234	$662	$415	$650	$338	$2,322
Actual return on plan assets:
Relating to assets still held at the reporting date	0	(3)	0	(11)	(4)	11	57	27	77
Relating to assets sold during the period	0	3	0	1	15	(6)	0	44	57
Purchases, sales and settlements	0	(14)	1	(27)	7	53	165	(107)	78
Transfers in and/or out of Level 3	(3)	0	3	(197)	19	0	0	1	(177)
Ending balance at December 31, 2011	$1	$0	$9	$0	$699	$473	$872	$303	$2,357

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Voluntary contributions totaling $300 million and $1.15 billion were made by the Company in 2011 and 2010, respectively. No contributions were made in 2009. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2011, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2012	$641
2013	637
2014	641
2015	649
2016	657
2017 – 2021	3,444

OTHER U.S. PLANS

International Paper sponsors the International Paper Company Salaried Savings Plan and the International Paper Company Hourly Savings Plan, both of which are tax-qualified defined contribution 401(k) savings plans. Substantially all U.S. salaried and certain hourly employees are eligible to participate and may make elective deferrals to such plans to save for retirement. International Paper makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. For eligible employees hired after June 30, 2004, the Company makes Retirement Savings Account contributions equal to a percentage of an eligible employee’s pay. From February 1, 2009 to December 31, 2010, matching contributions to the International Paper Salaried Savings Plan were made in Company stock. Beginning in January 2011, matching contributions to the International Paper Salaried Savings Plan were again made in the form of cash contributions.

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

Company matching contributions to the plans totaled approximately $83 million, $87 million and $121 million for the plan years ending in 2011, 2010 and 2009, respectively.

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

The components of postretirement benefit expense in 2011, 2010 and 2009, were as follows:

In millions	2011	2010	2009
Service cost	$2	$2	$2
Interest cost	21	23	31
Actuarial loss	9	12	23
Amortization of prior service credits	(25)	(31)	(29)
Net postretirement benefit expense (a)	$7	$6	$27

(a)

Excludes $2.8 million of termination benefits in 2009 related to cost reduction programs and facility rationalizations that were recorded in Restructuring and other charges in the consolidated statement of operations.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions.

The discount rates used to determine net cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.30%	5.40%	5.90%

The weighted average assumptions used to determine the benefit obligation at December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.80%	5.30%
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2011 by approximately $14 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2011 by approximately $12 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2011 and 2010:

In millions	2011	2010
Change in projected benefit obligation:
Benefit obligation, January 1	$425	$473
Service cost	2	2
Interest cost	21	23
Participants’ contributions	46	48
Actuarial (gain) loss	29	(21)
Benefits paid	(108)	(110)
Less: Federal subsidy	10	10
Benefit obligation, December 31	$425	$425
Change in plan assets:
Fair value of plan assets, January 1	$0	$0
Company contributions	62	62
Participants’ contributions	46	48
Benefits paid	(108)	(110)
Fair value of plan assets, December 31	$0	$0
Funded status, December 31	$(425)	$(425)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(43)	$(48)
Non-current liability	(382)	(377)
	$(425)	$(425)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss	$81	$66
Prior service credit	(35)	(60)
	$46	$6

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $40 million increase in the amounts recognized in OCI during 2011 consisted of:

In millions
Current year actuarial loss	$24
Amortization of actuarial loss	(9)
Amortization of prior service credit	25
$40

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $47 million, $5 million and $(70) million in 2011, 2010 and 2009, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost in 2012 are expected to be $9 million and $(21) million, respectively.

At December 31, 2011, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts
2012	$55	$11
2013	52	11
2014	49	9
2015	47	9
2016	44	7
2017 – 2021	189	32

NON-U.S. POSTRETIREMENT BENEFITS

In addition to the U.S. plan, certain Canadian, Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits. Net postretirement benefit cost for our non-U.S. plans was $2 million for 2011, $1 million for 2010 and $3 million for 2009. The benefit obligation for these plans was $23 million in 2011, $24 million in 2010 and $18 million in 2009.

NOTE 17 INCENTIVE PLANS

International Paper currently has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the Committee) that administers the ICP. Additionally, stock appreciation rights (SAR’s) have been awarded to employees of a non-U.S. subsidiary, with 0 and 3,070 rights outstanding at December 31, 2011 and 2010, respectively. Restricted stock units (RSU’s) were also awarded to certain non-U.S. employees with 350 and 26,150 units outstanding at December 31, 2011 and 2010, respectively. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

STOCK OPTION PROGRAM

International Paper accounts for stock options in accordance with guidance under ASC 718,

“Compensation – Stock Compensation.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants are expensed. No replacement options were granted in 2009, 2010 or 2011.

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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2011:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2008	25,093,122	$39.68	3.66	$0
Forfeited	(558,470)	44.40
Expired	(2,317,595)	42.74
Outstanding at December 31, 2009	22,217,057	39.24	2.73	0
Forfeited	(43,068)	34.36
Expired	(3,928,736)	46.29
Outstanding at December 31, 2010	18,245,253	37.73	2.30	0
Exercised	(1,850)	32.54
Forfeited	(21,070)	35.21
Expired	(2,665,547)	35.45
Outstanding at December 31, 2011	15,556,786	$38.13	1.55	$0

(a)

The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. One-fourth of the award is earned during each twelve-month period, with the final one-fourth segment earned over the full three-year period. PSP awards are earned based on the achievement of defined performance rankings of ROI and TSR compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, the expected dividends are assumed to be zero for all companies, and the volatility is based on the Company’s historical volatility over the expected term.

Beginning with the 2011 PSP, grants are made in performance-based restricted stock units (PSU’s). The PSP will continue to be paid in unrestricted shares of Company stock.

PSP awards issued to certain members of senior management are accounted for as liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2011
Expected volatility	34.35% - 62.58%
Risk-free interest rate	0.12% - 0.99%

The following summarizes PSP activity for the three years ending December 31, 2011:

	Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	6,254,256	$32.69
Granted	4,102,197	19.10
Shares issued	(3,576,109)	33.21
Forfeited	(714,294)	23.41
Outstanding at December 31, 2009	6,066,050	24.28
Granted	3,842,626	28.93
Shares issued	(2,807,388)	33.25
Forfeited	(288,694)	21.83
Outstanding at December 31, 2010	6,812,594	23.31
Granted	4,314,376	28.04
Shares issued (a)	(2,565,971)	32.43
Forfeited	(500,940)	25.07
Outstanding at December 31, 2011	8,060,059	$22.83
(a)	Includes 187,460 shares/units related to retirements or terminations that are held for payout until the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	102,000	$35.11
Granted	5,000	11.80
Shares issued	(4,000)	28.74
Forfeited	(20,000)	35.49
Outstanding at December 31, 2009	83,000	33.93
Granted	177,000	25.63
Shares issued	(92,500)	30.69
Outstanding at December 31, 2010	167,500	26.95
Granted	21,500	27.01
Shares issued	(55,083)	24.84
Forfeited	(5,000)	26.78
Outstanding at December 31, 2011	128,917	$27.86

At December 31, 2011, 2010 and 2009 a total of 18.6 million, 18.8 million and 17.4 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2011	2010	2009
Total stock-based compensation expense (included in selling and administrative expense)	$84	$73	$100
Income tax benefits related to stock-based compensation	$87	$75	$28

At December 31, 2011, $86.3 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

NOTE 18 FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution Businesses, are consistent with the internal structure used to manage these businesses. Beginning on January 1, 2011, the Forest Products Business is no longer being reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

For management purposes, International Paper reports the operating performance of each business based on earnings before interest and income taxes (EBIT). Intersegment sales and transfers are recorded at current market prices.

External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $153 million and $55 million in 2011 and 2010, respectively, and equity losses, net of taxes, of $50 million in 2009 for Ilim.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2011	2010	2009
Industrial Packaging	$10,430	$9,840	$8,890
Printing Papers	6,215	5,940	5,680
Consumer Packaging	3,710	3,400	3,060
Distribution	6,630	6,735	6,525
Forest Products	0	220	45
Corporate and Intersegment Sales	(951)	(956)	(834)
Net Sales	$26,034	$25,179	$23,366

Operating Profit

In millions	2011	2010	2009
Industrial Packaging	$1,147	$826	$761
Printing Papers	872	481	1,091
Consumer Packaging	163	207	433
Distribution	34	78	50
Forest Products	0	94	25
Operating Profit	2,216	1,686	2,360
Interest expense, net	(541)	(608)	(669)
Noncontrolling interests / equity earnings adjustment (a)	10	15	23
Corporate items, net	(145)	(226)	(181)
Restructuring and other charges	(82)	(70)	(333)
Net gains (losses) on sales and impairments of businesses	0	25	(1)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$1,458	$822	$1,199

Restructuring and Other Charges

In millions	2011	2010	2009
Industrial Packaging	$20	$19	$684
Printing Papers	(24)	315	257
Consumer Packaging	2	8	74
Distribution	49	0	5
Corporate	55	52	333
Restructuring and Other Charges	$102	$394	$1,353

Assets

In millions	2011	2010
Industrial Packaging	$9,433	$9,353
Printing Papers	7,311	7,449
Consumer Packaging	3,086	3,025
Distribution	1,718	1,761
Forest Products	0	627
Corporate and other (b)	5,445	3,153
Assets	$26,993	$25,368

Capital Spending

In millions	2011	2010	2009
Industrial Packaging	$426	$301	$183
Printing Papers	364	283	218
Consumer Packaging	310	159	126
Distribution	8	5	6
Forest Products	0	3	1
Subtotal	1,108	751	534
Corporate and other	51	24	0
Total from Continuing Operations	$1,159	$775	$534

Depreciation, Amortization and Cost of Timber Harvested (c)

In millions	2011	2010	2009
Industrial Packaging	$513	$597	$678
Printing Papers	486	479	447
Consumer Packaging	217	228	210
Distribution	14	13	14
Forest Products	0	5	6
Corporate	102	134	117
Depreciation and Amortization	$1,332	$1,456	$1,472

External Sales By Major Product

In millions	2011	2010	2009
Industrial Packaging	$10,376	$9,812	$8,813
Printing Papers	5,510	5,220	5,114
Consumer Packaging	3,577	3,241	2,911
Distribution	6,571	6,683	6,486
Forest Products	0	223	42
Net Sales	$26,034	$25,179	$23,366

INFORMATION BY GEOGRAPHIC AREA

Net Sales (d)

In millions	2011	2010	2009
United States (e)	$19,434	$19,501	$18,355
Europe	3,183	2,839	2,716
Pacific Rim and Asia	1,807	1,377	1,002
Americas, other than U.S.	1,610	1,462	1,293
Net Sales	$26,034	$25,179	$23,366

Long-Lived Assets (f)

In millions	2011	2010
United States	$8,536	$8,866
Europe	936	1,047
Pacific Rim and Asia	855	468
Americas, other than U.S.	1,871	2,162
Corporate	279	206
Long-Lived Assets	$12,477	$12,749

(a)

Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)	Includes corporate assets and assets of businesses held for sale.
(c)	Excludes accelerated depreciation related to closure of mills.
(d)	Net sales are attributed to countries based on the location of the seller.
(e)	Export sales to unaffiliated customers were $2.1 billion in 2011, $1.8 billion in 2010 and $1.4 billion in 2009.
(f)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2011
Net sales	$6,387		$6,648		$6,632		$6,367		$26,034
Gross margin (a)	1,762		1,768		1,839		1,705		7,074
Earnings (loss) from continuing operations before income taxes and equity earnings	368	(b)	293	(e)	381	(f)	416	(h)	1,458	(b,e,f,h)
Gain from discontinued operations	49	(c)	0		0		0		49	(c)
Net earnings (loss) attributable to International Paper Company	342	(b-d)	224	(e)	518	(f,g)	257	(h,i)	1,341	(b-i)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.68	(b,d)	$0.52	(e)	$1.20	(f,g)	$0.59	(h,i)	$2.99	(b,d,e,f,g,h,i)
Gain from discontinued operations	0.11	(c)	0		0		0		0.11	(c)
Net earnings (loss)	0.79	(b-d)	0.52	(e)	1.20	(f,g)	0.59	(h,i)	3.10	(b-i)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.67	(b,d)	0.52	(e)	1.19	(f,g)	0.59	(h,i)	2.96	(b,d,e,f,g,h,i)
Gain from discontinued operations	0.11	(c)	0		0		0		0.11	(c)
Net earnings (loss)	0.78	(b-d)	0.52	(e)	1.19	(f,g)	0.59	(h,i)	3.07	(b-i)
Dividends per share of common stock	0.1875		0.2625		0.2625		0.2625		0.975
Common stock prices
High	$30.44		$33.01		$31.57		$29.85		$33.01
Low	24.88		26.25		22.90		21.55		21.55

2010
Net sales	$5,807		$6,121		$6,720		$6,531		$25,179
Gross margin (a)	1,343		1,631		1,962		1,761		6,697
Earnings (loss) from continuing operations before income taxes and equity earnings	(175	)(j)	118	(l)	547		332	(m)	822	(j,l,m)
Net earnings (loss) attributable to International Paper Company	(162	)(j,k)	93	(l)	397		316	(m,n)	644	(j-n)
Basic earnings (loss) per share attributable to International Paper Company common shareholders	$(0.38	)(j,k)	$0.22	(l)	$0.92		$0.74	(m,n)	$1.50	(j-n)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders	(0.38	)(j,k)	0.21	(l)	0.91		0.73	(m,n)	1.48	(j-n)
Dividends per share of common stock	0.025		0.125		0.125		0.125		0.400
Common stock prices
High	$28.61		$29.25		$25.79		$27.50		$29.25
Low	21.66		20.50		19.33		21.44		19.33

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)

Includes a pre-tax charge of $32 million ($19 million after taxes) for early debt extinguishment costs, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of the Company’s xpedx operations, and a charge of $8 million (before and after taxes) for asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009.

(c)

Includes a pre-tax gain of $50 million ($30 million after taxes) for an earnout provision related to the sale of the Company’s Kraft Papers business completed in January 2007. Also, the Company sold its Brazilian Coated Paper business in the third quarter 2006. Local country tax contingency reserves were included in the business’ operating results in 2005 and 2006 for which the related statute of limitations has expired. The reserves were reversed and a tax benefit of $15 million plus associated interest income of $6 million ($4 million after taxes) was recorded.

(d)	Includes a gain of $7 million (before and after taxes) related to a bargain price adjustment on an acquisition by our joint venture in Turkey.

(e)

Includes a pre-tax charge of $27 million ($17 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax gain of $21 million ($13 million after taxes) related to the reversal of environmental reserves due to the announced repurposing of a portion of the Franklin mill, a pre-tax charge of $10 million ($6 million after taxes) for costs associated with the restructuring of the Company’s xpedx operations, and a pre-tax charge of $129 million ($104 million after taxes) for a fixed-asset impairment of the North American Shorewood business.

(f)	Includes a pre-tax charge of $16 million ($10 million after taxes) for costs associated with the acquisition of a majority share of Andhra

Pradesh Paper Mills Limited in India, a pre-tax charge of $18 million ($13 million after taxes) for costs associated with the restructuring of the Company’s xpedx operations, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with signing an agreement to acquire Temple-Inland, a pre-tax charge of $6 million ($4 million after taxes) for costs associated with the sale of the Company’s Shorewood operations, and a pre-tax charge of $82 million (a gain of $140 million after taxes) to reduce the carrying value of the Shorewood business based on the terms of the definitive agreement to sell this business.

(g)

Includes a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, and noncontrolling interest income of $8 million (before and after taxes) associated with the fixed asset impairment of Shorewood Mexico.

(h)

Includes a pre-tax charge of $17 million ($13 million after taxes) for an inventory write-off, severance and other costs associated with the restructuring of the Company’s xpedx operations, a pre-tax charge of $12 million ($7 million after taxes) for costs associated with the signing of an agreement to acquire Temple-Inland, a pre-tax gain of $4 million ($3 million after taxes) for an adjustment to the previously recorded loss to reduce the carrying value of the Company’s Shorewood business, a charge of $3 million (before and after taxes) for asset impairment charges at our Inverurie, Scotland mill which was closed in 2009, and a gain of $6 million for interest associated with a tax claim.

(i)

Includes a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority interest in Andhra Pradesh Paper Mills Limited, a $13 million tax benefit related to the release of a deferred tax asset valuation allowance, and a $2 million expense for other items.

(j)	Includes a pre-tax charge of $204 million ($124 million after taxes) for shutdown costs related to the Franklin, Virginia mill (including $190 million of accelerated depreciation).

(k)	Includes after-tax charges of $14 million and $32 million for tax adjustments related to incentive compensation and postretirement prescription drug coverage, respectively.

(l)

Includes a pre-tax charge of $111 million ($68 million after taxes) for shutdown costs related to the Franklin, Virginia mill (including $46 million of accelerated depreciation and $36 million of environmental closure costs), a pre-tax charge of $18 million ($11 million after taxes) for early debt extinguishment costs, and a pre-tax charge of $11 million ($7 million after taxes) for an Ohio Commercial Activity tax adjustment.

(m)

Includes a pre-tax charge of $18 million ($11 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax charge of $7 million ($4 million after taxes) for closure costs related to the Bellevue, Washington container plant, a pre-tax charge of $13 million ($8 million after taxes) for early debt extinguishment costs, a pre-tax charge of $5 million ($3 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative, a pre-tax charge of $4 million ($3 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, and a pre-tax gain of $25 million ($15 million after taxes) related to the partial redemption of the Company’s interest in Arizona Chemical.

(n)	Includes a tax benefit of $40 million related to cellulosic bio-fuel tax credits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2011, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 52 and 53, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

In making this assessment, we used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit and Finance Committee, has audited the consolidated financial statements prepared by us. Their report on the consolidated financial statements is included in Part II, Item 8 of this Annual Report under the heading “Financial Statements and Supplementary Data”. Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company completed the acquisition of Andhra Pradesh Paper Mills Limited (APPM) in October 2011. Due to the timing of the acquisition we have excluded APPM from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2011, APPM net sales and assets represented approximately .13% of net sales and 2% of total assets.

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

Additional Financial Data

2011, 2010 and 2009

Consolidated Schedule: II-Valuation and Qualifying Accounts.	108

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

(3.2)	By-laws of International Paper Company, as amended through May 10, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 14, 2010).

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

(4.6)

Supplemental Indenture (including the form of Notes), dated as of November 16, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K dated November 16, 2011).

(4.7)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.2)	2011 Management Incentive Plan, amended and restated as of January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2011). +

(10.3)	2012 Management Incentive Plan, amended and restated as of January 1, 2012. * +

(10.4)	2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K dated May 12, 2009). +

(10.5)	2011 Exhibits to the 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2011). +

(10.6)	2012 Exhibits to the 2009 Executive Management Incentive Plan.*+

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

(10.9)	Form of individual executive continuity award under the LTICP (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999). +

(10.10)	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.11)	Form of Restricted Stock Unit Award Agreement (cash settled) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.12)	Form of Restricted Stock Unit Award Agreement (stock settled) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.13)	Form of Performance Share Plan award certificate (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.14)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

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

(10.21)	Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012. *+

(10.22)

Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.23)

Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.24)	Form of Change of Control Agreement—Tier I, approved July 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010). +

(10.25)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.26)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.27)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2005). +

(10.28)

Time Sharing Agreement, dated December 16, 2010, by and between John V. Faraci and the Company (amended and restated as of May 16, 2011) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on August 24, 2011). +

(10.29)

Letter of Understanding between International Paper Company and Maximo Pacheco dated December 10, 2009 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.30)

Five-Year Credit Agreement dated as of August 26, 2011, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2011).

(10.31)

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

(10.33)

Omnibus Amendment No. 1 dated June 26, 2009, comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement, and Amendment No. 1 to Fee Letters (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

(10.34)

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

(10.35)

Amendment No. 4, dated as of January 12, 2011, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008 by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(10.36)

Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10.37)

Amendment No. 1, dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

(10.38)

Amendment No. 2, dated January 23, 2009, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.39)

IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.40)

IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.41)

Credit Agreement, dated as of February 13, 2012, by and among the Company, UBS AG, Stamford Branch, as administrative agent; BNP Paribas Securities Corp., as syndication agent; Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and The Royal Bank of Scotland PLC, as co-documentation agents; UBS Securities LLC, BNP Paribas Securities Corp., CoBank, ACB, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and RBS Securities Inc., as joint lead arrangers; and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2012).

(11)	Statement of Computation of Per Share Earnings. *

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+	Management contract or compensatory plan or arrangement.
*	filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	For the Year Ended December 31, 2011
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$129	$18	$0	$(21)(a)	$126
Restructuring reserves	14	25	0	(24)(b)	15

	For the Year Ended December 31, 2010
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$136	$28	$0	$(35)(a)	$129
Restructuring reserves	84	46	0	(116)(b)	14

	For the Year Ended December 31, 2009
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts		Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$121	$54	$0	(c)	$(39)(a)	$136
Restructuring reserves	96	251	0		(263)(b)	84

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.
(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.
(c)	Allowance for doubtful accounts acquired in the Weyerhaeuser Containerboard, Packaging and Recycling acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL PAPER COMPANY

February 27, 2012

By:	/S/ SHARON R. RYAN
Sharon R. Ryan
Senior Vice President, General Counsel and Corporate Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sharon R. Ryan and Deon Vaughan as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI John V. Faraci	Chairman of the Board, Chief Executive Officer and Director	February 27, 2012

/S/ DAVID J. BRONCZEK David J. Bronczek	Director	February 27, 2012

/S/ AHMET C. DORDUNCU Ahmet C. Dorduncu	Director	February 27, 2012

/S/ LYNN LAVERTY ELSENHANS Lynn Laverty Elsenhans	Director	February 27, 2012

/S/ STACEY J. MOBLEY Stacey J. Mobley	Director	February 27, 2012

/S/ JOAN E. SPERO Joan E. Spero	Director	February 27, 2012

/S/ JOHN L. TOWNSEND III John L. Townsend III	Director	February 27, 2012

/S/ JOHN F. TURNER John F. Turner	Director	February 27, 2012

/S/ WILLIAM G. WALTER William G. Walter	Director	February 27, 2012

/S/ ALBERTO WEISSER Alberto Weisser	Director	February 27, 2012

/S/ J. STEVEN WHISLER J. Steven Whisler	Director	February 27, 2012

/S/ CAROL L. ROBERTS Carol L. Roberts	Senior Vice President and Chief Financial Officer	February 27, 2012

/S/ TERRI L. HERRINGTON Terri L. Herrington	Vice President – Finance and Controller	February 27, 2012

APPENDIX I

2011 LISTING OF FACILITIES

(all facilities are owned except noted otherwise)

PRINTING PAPERS	International:	Lincoln, Illinois
	Yanzhou City, China	Montgomery, Illinois
Uncoated Papers and Pulp	Veracruz, Mexico	Northlake, Illinois
U.S.:	Kenitra, Morocco	Rockford, Illinois
Courtland, Alabama		Butler, Indiana
Selma, Alabama	Corrugated Container	Fort Wayne, Indiana
(Riverdale Mill)	U.S.:	Hammond, Indiana
Ontario, California leased	Bay Minette, Alabama	Indianapolis, Indiana (2 locations)
(C&D Center)	Decatur, Alabama	Cedar Rapids, Iowa
Cantonment, Florida	Dothan, Alabama leased	Waterloo, Iowa
(Pensacola Mill)	Huntsville, Alabama	Bowling Green, Kentucky
Springhill, Louisiana	Bentonville, Arkansas	Lexington, Kentucky
(C&D Center)	Conway, Arkansas	Louisville, Kentucky
Sturgis, Michigan	Fort Smith, Arkansas	Walton, Kentucky
(C&D Center)	Russellville, Arkansas (2 locations)	Lafayette, Louisiana
Ticonderoga, New York	Tolleson, Arizona	Shreveport, Louisiana
Riegelwood, North Carolina	Yuma, Arizona	Springhill, Louisiana
Hazleton, Pennsylvania	Anaheim, California	Auburn, Maine
(C&D Center)	Camarillo, California	Kalamazoo, Michigan
Eastover, South Carolina	Carson, California	Three Rivers, Michigan
Georgetown, South Carolina	Compton, California	Arden Hills, Minnesota
Sumter, South Carolina	Elk Grove, California	Austin, Minnesota
International:	Exeter, California	Fridley, Minnesota
Luiz Antonio, Sao Paulo, Brazil	Los Angeles, California leased	Minneapolis, Minnesota leased
Mogi Guacu, Sao Paulo, Brazil	Modesto, California (2 locations)	White Bear Lake, Minnesota
Tres Lagoas, Mato Grosso do Sul Brazil	Salinas, California	Houston, Mississippi leased
Saillat, France	Sanger, California	Jackson, Mississippi
Kadiam, India	San Leandro, California leased	Magnolia, Mississippi
Rajahmundry, India	Santa Paula, California	Olive Branch, Mississippi
Kwidzyn, Poland	Stockton, California	Kansas City, Missouri
Svetogorsk, Russia	Golden, Colorado	Maryland Heights, Missouri
	Putnam, Connecticut	North Kansas City, Missouri leased
INDUSTRIAL PACKAGING	Jacksonville, Florida leased	St. Joseph, Missouri
	Lake Wales, Florida	Omaha, Nebraska
Containerboard	Plant City, Florida	Barrington, New Jersey
U.S.:	Tampa, Florida	Bellmawr, New Jersey
Pine Hill, Alabama	Columbus, Georgia	Thorofare, New Jersey
Prattville, Alabama	Forest Park, Georgia	Rochester, New York
Oxnard, California	Griffin, Georgia	Charlotte, North Carolina
Cantonment, Florida	Kennesaw, Georgia leased	(2 locations) 1 leased
(Pensacola, Florida)	Lithonia, Georgia	Lumberton, North Carolina
Savannah, Georgia	Savannah, Georgia	Newton, North Carolina
Cedar Rapids, Iowa	Tucker, Georgia	Statesville, North Carolina
Henderson, Kentucky	Aurora, Illinois	Byesville, Ohio
Campti, Louisiana	Bedford Park, Illinois (2 locations)	Delaware, Ohio
Mansfield, Louisiana	1 leased	Eaton, Ohio
Vicksburg, Mississippi	Belleville, Illinois	Mt. Vernon, Ohio
Valliant, Oklahoma	Chicago, Illinois (2 locations)	Newark, Ohio
Springfield, Oregon	Des Plaines, Illinois	Solon, Ohio
Wooster, Ohio
Oklahoma City, Oklahoma
Beaverton, Oregon
Hillsboro, Oregon

A-1

Portland, Oregon	Villa Nicolas Romero, Mexico	Foodservice
Salem, Oregon leased	Agadir, Morocco	U.S.:
Eighty-four, Pennsylvania	Casablanca, Morocco	Visalia, California
Lancaster, Pennsylvania	Kenitra, Morocco	Shelbyville, Illinois
Mount Carmel, Pennsylvania	Monterrey, Nuevo Leon leased	Kenton, Ohio
Georgetown, South Carolina	Jurong, Singapore	International:
Laurens, South Carolina	Singapore, Singapore	Shanghai, China
Cleveland, Tennessee	Alcala, Spain leased	Bogota, Columbia
Morristown, Tennessee	Almeria, Spain	Cheshire, England leased
Murfreesboro, Tennessee	Barcelona, Spain
Amarillo, Texas	Bilbao, Spain	Shorewood Packaging
Dallas, Texas	Gandia, Spain	U.S.:
Edinburg, Texas (2 locations)	Valladolid, Spain	Indianapolis, Indiana **
El Paso, Texas	Bangkok, Thailand	Louisville, Kentucky **
Ft. Worth, Texas leased		Carlstadt, New Jersey leased **
Grand Prairie, Texas	Recycling	Hendersonville, North Carolina **
Hidalgo, Texas	U.S.:	Weaverville, North Carolina **
McAllen, Texas	Phoenix, Arizona	Danville, Virginia **
San Antonio, Texas	Fremont, California	Newport News, Virginia ***
Sealy, Texas	Norwalk, California	International:
Lynchburg, Virginia	West Sacramento, California	Smith Falls, Ontario, Canada
Richmond, Virginia	Denver, Colorado	Toronto, Ontario, Canada
Moses Lake, Washington	Itasca, Illinois	Guangzhou, China
Olympia, Washington	Des Moines, Iowa	Kunshan, China
Yakima, Washington	Wichita, Kansas	Aguascalientes, Mexico
Fond du Lac, Wisconsin	Baltimore, Maryland *	Torun, Poland
Manitowoc, Wisconsin	Roseville, Minnesota	Sacheon, South Korea
International:	Omaha, Nebraska	Ebbw Vale, Wales, United Kingdom
Las Palmas, Canary Islands	Charlotte, North Carolina
Tenerife, Canary Islands	Beaverton, Oregon	DISTRIBUTION
Rancagua, Chile	Eugene, Oregon
Baoding, China	Memphis, Tennessee	xpedx
Beijing, China (2 locations)	Carrollton, Texas	U.S.:
Chengdu, China	Salt Lake City, Utah	Stores Group
Chongqing, China	Richmond, Virginia	Chicago, Illinois
Dalian, China	Kent, Washington	69 locations nationwide
Dongguan, China	International:	63 leased
Guangzhou, China (2 locations)	Monterrey, Mexico	Wholesale
Huhot, China	Xalapa, Veracruz, Mexico	Loveland, Ohio
Nanjing, China		84 branches nationwide
Shanghai, China (2 locations)	Bags	63 leased
Shenyang, China	U.S.:
Suzhou, China	Buena Park, California	International:
Tianjin, China (2 locations)	Beaverton, Oregon	Canada (4 locations)
Wuhan, China	Grand Prairie, Texas	all leased
Xianghe, China		Mexico (20 locations)
Arles, France	CONSUMER PACKAGING	all leased
Chalon-sur-Saone, France
Creil, France	Coated Paperboard	IP Asia
LePuy, France	Ontario, California leased	International:
Mortagne, France	(C&D Center)	China (8 locations)
Guadeloupe, French West Indies	Augusta, Georgia	Malaysia
Batam, Indonesia	Springhill, Louisiana	Taiwan
Bellusco, Italy	(C&D Center)	Thailand
Catania, Italy	Sturgis, Michigan	Vietnam
Pomezia, Italy	(C&D Center)
San Felice, Italy	Greensboro, North Carolina	FOREST PRODUCTS
Kuala Lumpur, Malaysia	Riegelwood, North Carolina
Juhor, Malaysia	Hammond, Indiana leased	Forest Resources
Ixtaczoquitlan, Mexico	(C & D Center)	International:
Juarez, Mexico leased	Prosperity, South Carolina	Approximately 325,000 acres in
Puebla, Mexico leased	Texarkana, Texas	Brazil
Silao, Mexico
* Sold in November 2011 ** Sold as of December 31, 2011 ***Permanently ceased operations in November 2011

A-2

APPENDIX II

2011 CAPACITY INFORMATION

CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	India	Total
Industrial Packaging
Containerboard	9,865	52	27	0	0	9,944
Printing Papers
Uncoated Freesheet	2,550	1,106	1,165	0	276	5,097
Bristols	200	0	0	0	0	200
Uncoated Papers and Bristols	2,750	1,106	1,165	0	276	5,297
Dried Pulp	1,015	363	170	0	0	1,548
Newsprint	0	119	0	0	0	119
Total Printing Papers	3,765	1,588	1,335	0	276	6,964
Consumer Packaging
Coated Paperboard	1,727	350	0	930	0	3,007

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres	)
Brazil	325
Total	325
We have harvesting rights in:
Russia	907
Total	1,232

A-3