Form 10-Q
period 2012-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2012-05-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 30, 2012 was 437,318,509.

INTERNATIONAL PAPER COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net Sales	$6,655	$6,387

Costs and Expenses
Cost of products sold	4,984	4,625
Selling and administrative expenses	513	485
Depreciation, amortization and cost of timber harvested	362	340
Distribution expenses	347	340
Taxes other than payroll and income taxes	41	40
Restructuring and other charges	34	45
Net (gains) losses on sales and impairments of businesses	(7)	8
Interest expense, net	168	136

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	213	368
Income tax provision (benefit)	70	123
Equity earnings (losses), net of taxes	44	65

Earnings (Loss) From Continuing Operations	187	310
Discontinued operations, net of taxes	5	49

Net Earnings (Loss)	192	359
Less: Net earnings (loss) attributable to noncontrolling interests	4	5

Net Earnings (Loss) Attributable to International Paper Company	$188	$354

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.42	$0.71
Discontinued operations, net of taxes	0.01	0.11

Net earnings (loss)	$0.43	$0.82

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.42	$0.70
Discontinued operations, net of taxes	0.01	0.11

Net earnings (loss)	$0.43	$0.81

Average Shares of Common Stock Outstanding – assuming dilution	438.6	433.8

Cash Dividends Per Common Share	$0.2625	$0.1875

Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$183	$305
Discontinued operations, net of taxes	5	49

Net earnings (loss)	$188	$354

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net Earnings (Loss)	$192	$359
Other Comprehensive Income, Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	49	33
Pension and postretirement liability adjustments:
U.S. plans	24	0
Change in cumulative foreign currency translation adjustment	199	216
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	27	4
Reclassification adjustment for (gains) losses included in net earnings	4	(3)

Total Other Comprehensive Income, Net of Tax	303	250

Comprehensive Income (Loss)	495	609
Net (earnings) loss attributable to noncontrolling interests	(4)	(5)
Other comprehensive (income) loss attributable to noncontrolling interests	0	(1)

Comprehensive Income (Loss) Attributable to International Paper Company	$491	$603

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions, except par value)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,288	$3,994
Accounts and notes receivable, net	3,802	3,486
Inventories	2,748	2,320
Deferred income tax assets	468	296
Assets of businesses held for sale	668	196
Other current assets	238	164

Total Current Assets	9,212	10,456

Plants, Properties and Equipment, net	15,159	11,817
Forestlands	681	660
Investments	869	657
Financial Assets of Special Purpose Entities (Note 12)	2,475	0
Goodwill	4,218	2,346
Deferred Charges and Other Assets	1,235	1,082

Total Assets	$33,849	$27,018

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$738	$719
Accounts payable	2,777	2,500
Accrued payroll and benefits	421	467
Liabilities of businesses held for sale	52	43
Other accrued liabilities	1,045	1,009

Total Current Liabilities	5,033	4,738

Long-Term Debt	10,905	9,189
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	2,140	0
Deferred Income Taxes	4,025	2,497
Pension Benefit Obligation	2,645	2,375
Postretirement and Postemployment Benefit Obligation	504	476
Other Liabilities	1,104	758
Equity
Common stock, $1 par value, 2012 – 438.9 shares and 2011 – 438.9 shares	439	439
Paid-in capital	5,947	5,908
Retained earnings	3,423	3,355
Accumulated other comprehensive loss	(2,702)	(3,005)

	7,107	6,697
Less: Common stock held in treasury, at cost, 2012 – 1.6 shares and 2011 – 1.9 shares	46	52

Total Shareholders’ Equity	7,061	6,645

Noncontrolling interests	432	340

Total Equity	7,493	6,985

Total Liabilities and Equity	$33,849	$27,018

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net earnings	$192	$359
Discontinued operations, net of taxes and noncontrolling interests	(5)	(49)

Earnings (loss) from continuing operations	187	310

Depreciation, amortization and cost of timber harvested	362	340
Deferred income tax provision (benefit), net	81	(2)
Restructuring and other charges	34	45
Net (gains) losses on sales and impairments of businesses	(7)	8
Equity (earnings) losses, net	(44)	(65)
Periodic pension expense, net	83	45
Other, net	3	60
Changes in current assets and liabilities
Accounts and notes receivable	113	(365)
Inventories	39	7
Accounts payable and accrued liabilities	(253)	14
Interest payable	68	42
Other	(33)	75

Cash Provided By (Used For) Operations – Continuing Operations	633	514
Cash Provided By (Used For) Operations – Discontinued Operations	(52)	0

Cash Provided By (Used For) Operations	581	514

Investment Activities
Invested in capital projects	(285)	(181)
Acquisitions, net of cash acquired	(3,734)	0
Proceeds from divestitures	5	50
Escrow arrangement for acquisition	0	(105)
Other	(91)	(71)

Cash Provided By (Used For) Investment Activities – Continuing Operations	(4,105)	(307)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	(49)	0

Cash Provided By (Used For) Investment Activities	(4,154)	(307)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(35)	(29)
Issuance of common stock	21	0
Issuance of debt	1,594	49
Reduction of debt	(516)	(152)
Change in book overdrafts	(75)	(33)
Dividends paid	(115)	(82)
Other	(26)	(33)

Cash Provided By (Used For) Financing Activities	848	(280)

Effect of Exchange Rate Changes on Cash	19	49

Change in Cash and Temporary Investments	(2,706)	(24)
Cash and Temporary Investments
Beginning of period	3,994	2,073

End of period	$1,288	$2,049

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 which has previously been filed with the Securities and Exchange Commission.

International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting. Prior to 2012, due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reported its share of Ilim’s operating results on a one-quarter lag basis. In 2012, the Company determined that the elimination of the one-quarter lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements. Beginning January 1, 2012, the Company has applied this change in accounting principle retrospectively to all prior financial periods presented.

The elimination of the one-quarter reporting lag for Ilim had the following impact:

Consolidated Statement of Operations

In millions	Three Months Ended March 31, 2011
Equity earnings (loss)	$12
Earnings (loss) from continuing operations	12
Net earnings (loss) attributable to International Paper Company	12
Basic earnings (loss) per share from continuing operations	0.03
Basic net earnings (loss) per share	0.03
Diluted earnings (loss) per share from continuing operations	0.03
Diluted net earnings (loss) per share	0.03

Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Intangibles – Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance in conjunction with its annual impairment testing in the fourth quarter of 2012.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of this guidance in using the two statement approach in the first quarter of 2012 on a retrospective basis for all periods presented.

In December 2011, the FASB issued ASU 2011-12, “Presentation of Comprehensive Income,” which defers certain provision of ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.

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

NOTE 3 – EQUITY

A summary of the changes in equity for the three-month periods ended March 31, 2012 and 2011 is provided below:

	Three Months Ended March 31,
	2012			2011
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,645	$340	$6,985	$6,875	$250	$7,125
Issuance of stock for various plans, net	80	0	80	45	0	45
Repurchase of stock	(35)	0	(35)	(29)	0	(29)
Common stock dividends ($0.2625 per share in 2012 and $0.1875 per share in 2011)	(120)	0	(120)	(83)	0	(83)
Dividends paid to noncontrolling interests by subsidiary	0	(2)	(2)	0	(1)	(1)
Noncontrolling interests of acquired entities	0	92	92	0	0	0
Acquisition of noncontrolling interests	0	(2)	(2)	0	0	0
Comprehensive income (loss)	491	4	495	603	6	609

Balance, March 31	$7,061	$432	$7,493	$7,411	$255	$7,666

NOTE 4 – EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares. A reconciliation of the amounts included in the computation of earnings (loss) per common share, and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2012	2011
Earnings (loss) from continuing operations	$183	$305
Effect of dilutive securities (a)	0	0

Earnings (loss) from continuing operations – assuming dilution	$183	$305

Average common shares outstanding	434.1	430.2
Effect of dilutive securities (a)
Restricted stock performance share plan	4.5	3.6
Stock options (b)	0	0

Average common shares outstanding – assuming dilution	438.6	433.8

Basic earnings (loss) from continuing operations per common share	$0.42	$0.71

Diluted earnings (loss) from continuing operations per common share	$0.42	$0.70

(a)	Securities are not included in the table in periods when antidilutive.

(b)	Options to purchase 12.9 million shares and 18.2 million shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES

2012: During the three months ended March 31, 2012, restructuring and other charges totaling $34 million before taxes ($23 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$16	$10
xpedx restructuring	19	14
Other	(1)	(1)

Total	$34	$23

2011: During the three months ended March 31, 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2011
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$32	$19
xpedx restructuring	7	4
Other	6	5

Total	$45	$28

NOTE 6 – ACQUISITIONS AND JOINT VENTURES

Acquisitions

2012: On February 13, 2012, upon regulatory approval, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that requires us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions). We are marketing for sale the Company’s containerboard mills located in Oxnard (Hueneme), California; Ontario, California; and New Johnsonville, Tennessee, as described further in Note 7.

The following summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of February 13, 2012.

In millions
Accounts and notes receivable	$467
Inventory	528
Deferred income tax assets – current	179
Other current assets	57
Plants, properties and equipment	3,705
Financial assets of special purpose entities	2,475
Goodwill	1,856
Deferred charges and other assets	261

Total assets acquired	9,528

Notes payable and current maturities of long-term debt	130
Accounts payable and accrued liabilities	589
Long-term debt	527
Nonrecourse financial liabilities of special purpose entities	2,140
Deferred income tax liability	1,498
Pension benefit obligation	338
Postretirement and postemployment benefit obligation	99
Other liabilities	381

Total liabilities assumed	5,702

Noncontrolling interest	92

Net assets acquired	$3,734

Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation disclosed above. Those assumptions and estimates primarily relate to the amounts allocated to Inventory, Plants, properties and equipment, current and deferred taxes (which are reported in different captions based on the nature of the account), contingent liabilities (which are reported in Accounts payable and accrued liabilities or Other liabilities) and amounts related to special purpose entities as work is still ongoing to determine the fair value of those assets and liabilities at the acquisition date. Also, no amounts have been allocated to identifiable intangible assets (which are reported in Deferred charges and other assets) as that work is ongoing as well. Therefore, the amounts disclosed above may change materially as the purchase price allocation is refined. The amounts allocated to Pension, Postretirement and postemployment benefit obligations disclosed above is based on an actuarial remeasurement of those plans as of the acquisition date and are not expected to change materially. The purchase price allocation is expected to be finalized in the fourth quarter of 2012.

In connection with the purchase price allocation, inventories were written up by approximately $20 million before taxes ($12 million after taxes) to their estimated fair value. As the related inventories were sold in the 2012 first quarter, this amount was expensed in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the 2012 first quarter included $43 million in charges before taxes ($33 million after taxes) for integration costs associated with the acquisition.

The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred January 1, 2011. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2011, nor is it necessarily indicative of future results.

	Three Months Ended March 31,
In millions, except per share amounts	2012	2011
Net sales	$6,947	$7,369
Earnings (loss) from continuing operations (1)	169	225
Net earnings (loss) (1)	170	270
Diluted earnings (loss) from continuing operations per common share (1)	0.38	0.52
Diluted net earnings (loss) per common share (1)	0.39	0.62

(1)	Attributable to International Paper Company common shareholders.

2011: On October 14, 2011, International Paper completed the acquisition of a 75% interest in Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM for a purchase price of $226 million in cash plus assumed debt from private investors. These sellers also entered into a covenant not to compete for which they received a cash payment of $58 million. The Company also purchased a 21.5% stake of APPM in a public tender offer completed on October 8, 2011 for approximately $105 million in cash.

In November 2011, International Paper appealed a direction from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and International Paper has deposited approximately $25 million into an escrow account to fund the additional non-compete payment in the event SEBI’s direction is upheld. The appeal has been delayed on several occasions and the hearing on the appeal has been extended indefinitely pending the appointment of a presiding officer on the Indian Securities Appellate Tribunal.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of October 14, 2011.

In millions
Cash and temporary investments	$3
Accounts and notes receivable, net	7
Inventory	43
Other current assets	13
Plants, properties and equipment	352
Goodwill	117
Deferred tax asset	4
Other intangible assets	91
Other long-term assets	1

Total assets acquired	631

Accounts payable and accrued liabilities	67
Long-term debt	47
Other liabilities	11
Deferred tax liability	90

Total liabilities assumed	215

Noncontrolling interest	37

Net assets acquired	$379

The purchase price allocation is expected to be finalized once the matter regarding the tendering shareholder non-compete appeal is resolved.

The identifiable intangible assets acquired in connection with the APPM acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Non-compete agreement	$58	6 years
Tradename	20	Indefinite
Fuel supply agreements	5	2 years
Power purchase arrangements	5	5 years
Wholesale distribution network	3	18 years

Total	$91

Pro forma information related to the acquisition of APPM has not been included as it does not have a material effect on the Company’s consolidated results of operations.

Joint Ventures

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 400,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

Additionally, during the three months ended March 31, 2011, the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.

NOTE 7 – BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business and an active program to market the sale has been initiated. The Company believes such sale can be accomplished within one year. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $481 million at March 31, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2012. The liabilities of this business, totaling $52 million at March 31, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at March 31, 2012.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and recast its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations expired in the 2011 first quarter. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011, and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

Other Divestitures and Impairments

2012: During the three months ended March 31, 2012, the Company recorded a pre-tax gain of $7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

The sale of the Shorewood non-U.S. business was completed in January 2012.

As referenced in Note 6, pursuant to a Proposed Final Judgment with the DOJ in connection with the Company’s acquisition of Temple-Inland, the Company is marketing for sale its containerboard mills located in Oxnard (Hueneme), California; Ontario, California (a legacy Temple-Inland mill); and New Johnsonville, Tennessee (a legacy Temple-Inland mill) (together, the Divestiture Mills). Under the terms of the Proposed Final Judgment, we are required to accomplish the divestiture of the Divestiture Mills by June 11, 2012 (with the possibility of two 30-day extensions). The long-lived assets of the Divestiture Mills, totaling $187 million at March 31, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2012.

2011: During the three months ended March 31, 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011; however, the sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at December 31, 2011. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at December 31, 2011.

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	March 31, 2012	December 31, 2011
Temporary investments	$899	$2,904

Accounts and Notes Receivable

Accounts and notes receivable, net of allowances, by classification were:

In millions	March 31, 2012	December 31, 2011
Accounts and notes receivable, net:
Trade	$3,461	$3,039
Other	341	447

Total	$3,802	$3,486

Inventories

In millions	March 31, 2012	December 31, 2011
Raw materials	$424	$368
Finished pulp, paper and packaging	1,666	1,503
Operating supplies	510	390
Other	148	59

Total	$2,748	$2,320

Depreciation Expense

	Three Months Ended March 31,
In millions	2012	2011
Depreciation expense	$345	$323

Valuation Accounts

Certain valuation accounts were as follows:

In millions	March 31, 2012	December 31, 2011
Accumulated depreciation	$18,691	$18,591
Allowance for doubtful accounts	133	126

There was no material activity related to asset retirement obligations during either of the three months ended March 31, 2012 or 2011.

Interest

Cash payments related to interest were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Interest payments	$92	$101

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Interest expense (a)	$183	$150
Interest income (a)	15	14
Capitalized interest costs	6	4

(a)	Interest expense and interest income exclude approximately $8 million and $13 million for the three months ended March 31, 2012 and 2011, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Service cost	$1	$1
Interest cost	5	5
Actuarial loss	2	2
Amortization of prior service credit	(7)	(6)

Net postretirement benefit expense	$1	$2

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2012:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2012
Goodwill	$1,157		$2,439		$1,779	$400	$5,775
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	1,157		674		115	400	2,346

Reclassifications and other (b)	1		18		0	0	19
Additions/reductions	1,856	(c)	(6	)(d)	3 (e)	0	1,853
Balance as of March 31, 2012
Goodwill	3,014		2,451		1,782	400	7,647
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$3,014		$686		$118	$400	$4,218

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents the acquisition of Temple-Inland.
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.
(e)	Represents the impact of the change in estimate of the fair value of the contributed land in the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China entered into in 2011.

OTHER INTANGIBLES

Identifiable intangible assets were comprised of the following:

	March 31, 2012		December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$233	$88	$227	$82
Non-compete agreements	73	22	72	19
Tradenames, patents and trademarks	53	22	51	21
Land and water rights	70	5	60	3
Fuel and power agreements	30	17	30	16
Software	24	21	37	29
Other	19	14	27	13

Total	$502	$189	$504	$183

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2012	2011
Amortization expense related to intangible assets	$8	$8

NOTE 10 – INCOME TAXES

International Paper made income tax payments, net of refunds, as follows:

	Three Months Ended March 31,
In millions	2012	2011
Income tax payments (refunds)	$5	$(92)

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2012:

In millions	Unrecognized Tax Benefits		Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2011	$(857)		$(88)
Activity for three months ended March 31, 2012	(119	)(a)	(10)

Balance at March 31, 2012	$(976)		$(98)

(a)	This activity primarily relates to the unrecognized tax benefits and related accrued interest and penalties assumed as part of the acquisition of Temple-Inland.

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $45 million during the next 12 months.

Included in the Company’s income tax provisions for the three months ended March 31, 2012 and 2011, are $(27) million and $(10) million, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Special items and other charges:
Restructuring and other charges	$(28)	$5
Tax-related adjustments:
Temple-Inland acquistion	3	0
Expired tax contingency reserves	0	(15)

Income tax provision (benefit) related to special items and discontinued operations	$(25)	$(10)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Environmental Proceedings

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $96 million in the aggregate.

One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the Company has adjusted the overall remediation reserve for the site to $51 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

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

The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the river, including a paper mill formerly owned by St. Regis Paper Co. (St. Regis). The Company is a successor in interest to St. Regis. International Paper has not received any orders from the EPA with respect to the site and is in the process of collecting information from the EPA and other parties relative to the Kalamazoo River Superfund Site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.

Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended to date by plaintiffs, and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The Company is involved in discovery and believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.

International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Superfund Site in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site.

In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day. The case is in its preliminary stages and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

On August 13, 2011, the Temple-Inland Bogalusa, Louisiana paper mill received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland promptly initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. Temple-Inland incurred approximately $6 million in costs related to these clean-up activities. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states have each given a notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. To date, we have settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Fish and Wildlife Department (LDWF). However, the settlement with the LDWF for restitution damages related to the Bogalusa Incident is being challenged in the state district court for Washington Parish, Louisiana in a suit brought by the district attorney for Washington Parish. We believe that the claims made in the Washington Parish lawsuit are without merit, and we intend to defend them vigorously. The U.S. Attorney’s Office in New Orleans has issued a grand jury subpoena and the EPA and various state agencies have initiated investigations into the Bogalusa Incident that are not resolved by the settlements described above. Potential fines or penalties that still may be levied against Temple-Inland in connection with the Bogalusa Incident are unknown, but will likely exceed $1 million. Temple-Inland is a defendant in 17 civil lawsuits related to the Bogalusa Incident. One case is the LDWF suit discussed above filed by the district attorney for Washington Parish. Fifteen of these civil cases were filed in Louisiana state court and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court styled McGehee v. TIN Inc. (filed September 20, 2011). Additional lawsuits may be filed in connection with the Bogalusa Incident following the date of this report. At this preliminary stage, we cannot reasonably estimate the potential loss and other effects from these pending proceedings. However, we believe many of the claims are without merit, and we are defending them vigorously.

Legal Proceedings

In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America. The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The company disputes the allegations made and intends to vigorously defend each action. However, because both actions are in the preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.

The Company’s subsidiary Temple-Inland is a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidating trustee for Guaranty Financial Group, Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleges, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserts various claims related to the failure. Among the claims made are alleged breaches of fiduciary duties by the individual defendants and Temple-Inland related to (1) Guaranty Financial Group’s payment of dividends in 2006 and early 2007 and (2) Guaranty Financial Group’s transfers of real property to subsidiaries of Temple-Inland for allegedly inadequate consideration in December 2005 and in late 2007. Claims are also made against Temple-Inland based on allegations that those transactions were fraudulent transfers. On March 8, 2012, all defendants in the lawsuit filed answers to the complaint.

Temple-Inland is also a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. Temple-Inland distributed the stock of Guaranty Financial Group to its shareholders on December 28, 2007, after which Guaranty Financial Group was an independent, publicly held company. The action is pled as a securities claim on behalf of persons who acquired Guaranty Financial Group stock during the putative class period. Although focused chiefly on statements made by Guaranty Financial Group to its shareholders after it was an independent, publicly held company, the action repeats many of the same allegations of fact made in the Tepper litigation.

We believe the claims made in the Tepper and North Port lawsuits are without merit, and we intend to defend them vigorously. Both lawsuits are in preliminary stages, and thus we believe it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred. Each of the individual defendants in both the Tepper litigation and the North Port litigation has requested advancement of their costs of defense from Temple-Inland and has asserted a right to indemnification under indemnification rights granted by Temple-Inland. We are advancing costs of defense which have been expensed as incurred and believe that all or part of these costs and any damages awarded against the individual defendants and covered by Temple-Inland indemnity will be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.

The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $34 million.

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

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper has no obligation to make any further capital contributions to these Entities and did not provide any financial support that was not previously contractually required for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.2 billion of International Paper debt obligations held by these Entities at March 31, 2012 and December 31,

2011. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $99 million and $92 million at March 31, 2012 and December 31, 2011, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million is included in Notes payable and current maturities of long-term debt at March 31, 2012 and December 31, 2011.

On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of Timber Notes, below the specific threshold. On November 22, 2011, letters of credit worth $707 million were replaced by another qualifying institution. The relevant parties agreed to extend the 60 day deadline, and then, on February 10, 2012, letters of credit worth $135 million were replaced by another qualifying institution. The Company and third party managing member instituted a replacement waiver for the remaining $797 million. Fees of $3 million were incurred in connection with this replacement. Also in connection with this replacement, fees of $2 million were prepaid and are being amortized over the life of the associated Timber Notes through 2016.

On November 29, 2011, Standard and Poors reduced its credit rating of senior unsecured long-term debt of Lloyds TSB Bank Plc, which issued letters of credit that support $1.2 billion of Timber Notes, below the specific threshold. The relevant parties agreed to extend the 60 day deadline and then, on February 10, 2012, these letters of credit were successfully replaced by another qualifying institution. Fees of $4 million were incurred in connection with this replacement.

On January 23, 2012, Standard and Poors reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issued letters of credit that support $666 million of Timber Notes, below the specified threshold. On February 23, 2012, these letters of credit were successfully replaced by another qualifying institution. Fees of $5 million were incurred in connection with this replacement.

Activity between the Company and the Entities was as follows:

	Three Months Ended March 31,
In millions	2012	2011
Revenue (loss) (a)	$8	$13
Expense (a)	20	20
Cash receipts (b)	15	14
Cash payments (c)	40	40

(a)	The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments include interest on the associated debt obligations discussed above.

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

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the three months ended March 31, 2012 and the year ended December 31, 2011.

Activity between the Company and the 2001 financing entities was as follows:

In millions	Three Months Ended March 31, 2011
Revenue (loss) (a)	$1
Expense (a)	3
Cash receipts (b)	0
Cash payments (c)	3

(a)	The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments are related to interest on the associated debt obligations discussed above.

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

Activity between the Company and the 2002 financing entities was as follows:

	Three Months Ended March 31,
In millions	2012	2011
Revenue (a)	$0	$1
Expense (b)	0	2
Cash receipts (c)	111	1
Cash payments (d)	111	2

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is in included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are receipts from the maturity of the 2002 Monetized Notes.
(d)	The payments include both interest and principal on the associated debt obligations.

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

During the three months ended March 31, 2012, approximately $111 million of the 2002 Monetized Notes matured. As a result of the maturities, Accounts and notes receivable, net and Notes payable and current maturities of long-term debt decreased $111 million and Deferred tax liabilities associated with the 2002 forestlands sales decreased $30 million.

Outstanding debt related to the 2002 financing entities of $48 million and $158 million is included in Notes payable and current maturities of long-term debt in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively. The 2002 Monetized Notes of $141 million are included in Accounts and notes receivable, net in the accompanying consolidated balance sheet at March 31, 2012.

The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.

In connection with the acquisition of Temple-Inland in February 2012, International Paper became the primary beneficiary of two variable interest entities.

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes (the Monetized Notes) due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly owned, bankruptcy-remote special purpose entities. The Monetized Notes are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. The Monetized Notes are recorded in Financial Assets of Special Purpose Entities in the accompanying consolidated balance sheet.

In December 2007, Temple-Inland’s two wholly owned special purpose entities borrowed $2.14 billion, which is recorded in Nonrecourse Financial Liabilities of Special Purpose Entities in the accompanying consolidated balance sheet. As of March 31, 2012, the fair value of this debt was still being assessed and is expected to be adjusted as part of the purchase price allocation by the fourth quarter of 2012. The loans are repayable in 2027 and are supported only by the $2.38 billion of notes and the irrevocable letters of credit supporting the notes and are nonrecourse to International Paper. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the required minimum, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution.

The buyer of the timberland issued the $2.38 billion in notes from its wholly owned, bankruptcy-remote special purpose entities. The buyer’s special purpose entities held the timberland from the transaction date until November 2008, at which time the timberland was transferred out of the buyer’s special purpose entities. Due to the transfer of the timberland, Temple-Inland evaluated the buyer’s special purpose entities and determined that the buyer’s special purpose entities were variable interest entities and that Temple-Inland was the primary beneficiary. As a result, in 2008 Temple-Inland began consolidating the buyer’s special purpose entities.

On January 23, 2012, Standard and Poors reduced its credit rating of the long-term debt of Société Genéralé SA, which issued letters of credit that support $506 million of Monetized Notes, below the specific threshold. As a result, on February 13, 2012, these letters of credit were successfully replaced by another qualifying institution. Fees of $2 million were incurred in connection with this replacement.

Activity between the Company and the 2007 financing entities was as follows:

In millions	Three Months Ended March 31, 2012
Revenue (a)	$2
Expense (b)	4
Cash receipts (c)	3
Cash payments (d)	5

(a)	The revenue is included in Interest expense, net in the accompanying consolidated statement of operations.
(b)	The expense is in included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are interest received on the Financial assets of special purpose entities.
(d)	The payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

Based on an analysis performed by the Company after the purchase of Temple-Inland, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was the primary beneficiary of the 2007 financing entities and thus consolidated the entities effective upon acquisition.

Preferred Securities of Subsidiaries

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of March 31, 2012, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million for each of the three months ended March 31, 2012 and 2011. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

Amounts related to early debt extinguishment during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Debt reductions (a)	$30	$129
Pre-tax early debt extinguishment costs (b)	4	32

(a)	Reductions related to notes with interest rates ranging from 7.82% to 7.95% with original maturities from 2012 to 2018 and from 6.2% to 9.375% with original maturities from 2018 to 2025 for the three months ended March 31, 2012 and 2011, respectively.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland.

At March 31, 2012, the fair value of International Paper’s $11.6 billion of debt was approximately $13.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions, except for electricity contract notional	March 31, 2012		December 31, 2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
British pounds / Brazilian real	26		26
European euro/ Brazilian real	22		16
European euro / Polish zloty	197		233
U.S. dollar / Brazilian real	354		344
U.S. dollar / European euro	6		13
Natural gas contracts (in MMBTUs)	1	(b)	3
Derivatives Not Designated as Hedging Instruments:
Electricity contract (in megawatt hours)	507,000		0
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	1,008		904
Interest rate contracts (in USD)	150	(c)	150	(c)

(a)	These contracts had maturities of three years or less as of March 31, 2012.
(b)	These contracts had maturities of one year or less as of March 31, 2012.
(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in accumulated other comprehensive income (AOCI), net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2012	2011
Foreign exchange contracts	$28	$3
Fuel oil contracts	0	2
Natural gas contracts	(1)	(1)

Total	$27	$4

During the next 12 months, the amount of the March 31, 2012 AOCI balance, after tax, that will be reclassified to earnings is a $10 million loss.

The amount of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)
	Three Months Ended March 31,
In millions	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$0	$7	Cost of products sold
Fuel oil contracts	0	2	Cost of products sold
Natural gas contracts	(4)	(6)	Cost of products sold

Total	$(4)	$3

	Gain (Loss) Recognized Into Income		Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended March 31,
In millions	2012	2011
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$0	$(1)	Interest expense, net
Debt	0	1	Interest expense, net

Total	$0	$0

Derivatives Not Designated as Hedging Instruments:

Electricity contract	$(1)	$0	Cost of products sold
Embedded derivatives	(1)	(1)	Interest expense, net
Foreign exchange contracts	(4)	(2)	Cost of products sold
Interest rate contracts	5	1	Interest expense, net

Total	$(1)	$(2)

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2012			2011
In millions	Issued	Terminated	Undesignated	Issued		Terminated	Undesignated
First Quarter	$0	$0	$0	$100	(a)	$0	$0

Total	$0	$0	$0	$100		$0	$0

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.

Fair Value Measurements

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$5	(a)	$0		$24	(c)	$53	(e)
Natural gas contracts – cash flow	0		0		4	(d)	10	(d)

Total derivatives designated as hedging instruments	$5		$0		$28		$63

Derivatives not designated as hedging instruments
Electricity contract	$0		$0		$3	(d)	$0
Embedded derivatives	4	(a)	5	(b)	0		0
Foreign exchange contracts	0		1	(a)	0		0
Interest rate contracts	0		0		4	(d)	5	(f)

Total derivatives not designated as hedging instruments	$4		$6		$7		$5

Total derivatives	$9		$6		$35		$68

(a)	Included in Other current assets in the accompanying consolidated balance sheet.
(b)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)	Includes $16 million recorded in Other accrued liabilities and $8 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(e)	Includes $32 million recorded in Other accrued liabilities and $21 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(f)	Included in Other liabilities in the accompanying consolidated balance sheet.

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $27 million and $67 million as of March 31, 2012 and December 31, 2011, respectively. The Company was not required to post any collateral as of March 31, 2012 or December 31, 2011. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In connection with the Temple-Inland acquisition in February 2012, International Paper assumed sponsorship of the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2012	2011
Service cost	$38	$29
Interest cost	145	135
Expected return on plan assets	(184)	(178)
Actuarial loss	76	51
Amortization of prior service cost	8	8

Net periodic pension expense	$83	$45

The Company’s funding policy for our pension plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that a cash contribution of $26 million will be required in 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2012. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $45 million for the three months ended March 31, 2012.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of March 31, 2012, 16.1 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Total stock-based compensation expense (selling and administrative)	$31	$27
Income tax benefits related to stock-based compensation	40	33

At March 31, 2012, $153 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.0 years.

Performance Share Plan

Under the Performance Share Plan (PSP), awards may be granted by the Committee to approximately 1,000 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period, and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended March 31,
	2012	2011
Expected volatility	36.67% - 55.33%	34.35% - 64.26%
Risk-free interest rate	0.12% - 0.46%	0.23% - 1.16%

The following summarizes the activity for PSP for the three months ended March 31, 2012:

	Nonvested Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	8,060,059	$22.83
Granted	3,641,911	31.57
Shares Issued (a)	(2,819,957)	16.63
Forfeited	(43,081)	28.57

Outstanding at March 31, 2012	8,838,932	$28.38

(a)	Includes 21,388 shares/units held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted represent replacement options from a stock swap.

A summary of option activity under the plan for the three months ended March 31, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	15,556,786	$38.13
Granted	2,513	35.94
Exercised	(630,675)	32.85
Forfeited	0	0
Expired	(83,525)	40.03

Outstanding at March 31, 2012	14,845,099	$38.34	1.34	$759

All options were fully vested and exercisable as of March 31, 2012.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2012:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	128,917	$27.86
Granted	65,000	31.73
Shares Issued	(17,500)	28.28
Forfeited	(0)	0

Outstanding at March 31, 2012	176,417	$29.25

NOTE 17 – INDUSTRY SEGMENT INFORMATION

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
In millions	2012	2011
Industrial Packaging	$3,115	$2,555
Printing Papers	1,560	1,530
Consumer Packaging	810	905
Distribution	1,475	1,640
Corporate and Intersegment Sales	(305)	(243)

Net Sales	$6,655	$6,387

Operating profit by industry segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
In millions	2012		2011
Industrial Packaging	$215	(1)	$279	(5)
Printing Papers	146	(2)	201	(6)
Consumer Packaging	103	(3)	100	(7)
Distribution	(2	)(4)	5	(8)

Operating Profit	462		585
Interest expense, net	(168)		(136)
Noncontrolling interests/equity earnings adjustment (9)	4		(2)
Corporate items, net	(69)		(44)
Restructuring and other charges	(16)		(35)

Earnings (loss) from continuing operations before income taxes and equity earnings	$213		$368

Equity earnings (loss), net of taxes – Ilim	$40		$56

(1)	Includes charges of $43 million for integration costs associated with the acquisition of Temple-Inland and a charge of $20 million related to the write-up of the Temple-Inland inventory to fair value.
(2)	Includes a gain of $1 million related to the acquisition of a majority interest in Andhra Pradesh Paper Mills Limited.
(3)	Includes a net gain of $7 million for adjustments related to the sale of the Shorewood business.
(4)	Includes charges of $21 million associated with the restructuring of the Company’s xpedx operations.
(5)	Includes charges of $2 million for additional closure costs for the Etienne mill in France and a gain of $7 million for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey
(6)	Includes a charge of $8 million for asset impairment costs associated with the Inverurie mill.
(7)	Includes a charge of $1 million related to the reorganization of the Company’s Shorewood operations.
(8)	Includes a charge of $7 million associated with the restructuring of the Company’s xpedx operations.
(9)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to International Paper common shareholders before special items of $0.57 in the first quarter of 2012, compared with 2011 fourth quarter earnings of $0.72 and 2011 first quarter earnings of $0.77. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.43 in the first quarter of 2012, compared with $0.65 in the fourth quarter of 2011 and $0.81 in the first quarter of 2011.

The 2012 first quarter saw the completion of the Temple-Inland acquisition, and we are off to an excellent start integrating the Temple-Inland operations with our legacy Industrial Packaging business segment since the mid-February close. Overall, our consolidated results in the 2012 first quarter generally met our original expectations. We experienced normal seasonal weakness in the Americas as we exited the holiday season and continued to navigate what remains an uneven global recovery. The main driver impacting our year-over-year results was lower pulp, paper and packaging prices globally, primarily in export markets supplied by our North American and Brazilian operations. However, we feel that prices in all global markets reached their low during the quarter and on average were higher as we exited the quarter as price realizations from current pricing actions began to take hold. Overall, our revenues were up over the prior year first quarter and the fourth quarter of 2011 mainly due to the Temple-Inland acquisition and we began to see synergies from the acquisition from the first day. Due to those synergies, the Temple-Inland acquisition was neutral to earnings during the quarter, before special items and accounting for incremental interest costs. We continued to generate strong free cash flow that approached our first quarter 2011 free cash flow, after adjusting for higher capital spending levels in the current quarter.

Looking ahead to the 2012 second quarter, we will be moving into our seasonally stronger period of the year and expect increased demand for packaging in North America, as well as improving paper demand in Brazil resulting in a more favorable mix between domestic and export sales. So far in the first month of the 2012 second quarter we have seen U.S. box demand modestly outpacing last year on an average per-day basis, and we expect that trend to continue throughout the second quarter. Additionally, earnings from our Industrial Packaging segment will be impacted by a full quarter of earnings from Temple-Inland as well as increased synergy capture. We expect further price realizations throughout the quarter associated with announced increases for paper in North America, Brazil and Russia, containerboard exported from our North American operations, and global fluff and market pulp. The second quarter is expected to be our heaviest maintenance outage quarter of the year. We expect to see higher input costs in North America spread across recycled fiber, chemical and freight costs, only slightly offset by natural gas. Finally, the contribution from our Ilim joint venture in Russia will likely be reduced by the absence of the large positive favorable currency impact on their U.S. denominated debt recorded in the first quarter.

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

	Three Months Ended March 31,		Three Months Ended December 31,
	2012	2011	2011
Earnings Per Share Before Special Items	$0.57	$0.77	$0.72
Restructuring and other charges	(0.16)	(0.07)	(0.03)
Net gains (losses) on sales and impairments of businesses	0.01	(0.02)	0
Interest income	0	0	0.01
Income tax items	0	0	(0.05)
Bargain purchase price adjustment recorded in equity earnings	0	0.02	0

Earnings Per Common Share from Continuing Operations	0.42	0.70	0.65
Discontinued operations	0.01	0.11	0

Diluted Earnings (Loss) Per Common Share as Reported	$0.43	$0.81	$0.65

In the first quarter of 2012, we eliminated the one-quarter lag in reporting our share of equity earnings from the Ilim joint venture in Russia. First quarter 2012 equity earnings for Ilim are included in our first quarter 2012 results. Prior year results have been adjusted to reflect the amounts that would have been reported had the one-quarter lag not existed.

RESULTS OF OPERATIONS

For the first quarter of 2012, International Paper Company reported net sales of $6.7 billion, compared with $6.4 billion in both the first quarter of 2011 and the fourth quarter of 2011.

Net earnings attributable to International Paper totaled $188 million, or $0.43 per share, in the 2012 first quarter. This compared with $354 million, or $0.81 per share, in the first quarter of 2011 and $281 million, or $0.65 per share, in the fourth quarter of 2011.

Earnings from continuing operations attributable to International Paper Company were $183 million in the first quarter of 2012 compared with $305 million in the first quarter of 2011 and $281 million in the fourth quarter of 2011. Compared with the first quarter of 2011, earnings in the 2012 first quarter benefited from higher sales volumes ($7 million), lower raw material and freight costs ($8 million), earnings from the Temple-Inland packaging operations acquired during the quarter ($22 million) and a lower income tax expense ($4 million) reflecting a lower estimated tax rate. These benefits were offset by lower average sales price realizations ($80 million), the net impact of a less favorable mix of products sold and lower operating costs ($2 million), higher mill outage costs ($2 million), higher corporate and other costs ($7 million) and higher interest expense ($21 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $16 million lower in the 2012 first quarter than in the 2011 first quarter. Net special items were a loss of $64 million in the 2012 first quarter, compared with a loss of $29 million in the 2011 first quarter.

Compared with the fourth quarter of 2011, earnings benefited from higher sales volumes ($30 million), lower mill maintenance outage costs ($11 million), lower raw material and freight costs ($18 million), and earnings from the Temple-Inland packaging operations ($22 million). These benefits were offset by lower sales price realizations ($41 million), the impact of a less favorable mix of products sold and higher operating costs ($81 million), higher corporate and other expenses ($23 million) and higher interest expense ($16 million). Equity earnings, net of taxes for Ilim Holding, S.A. increased by $15 million versus the 2011 fourth quarter. Net special items were a loss of $64 million in the 2012 first quarter, compared with a loss of $31 million in the 2011 fourth quarter.

To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on industry segment operating profit. This is defined as earnings from continuing operations before taxes, equity earnings and noncontrolling interests net of taxes, excluding interest expense, corporate charges and corporate special items which may include restructuring charges and (gains) losses on sales and impairments of businesses.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2012	2011	2011
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$183	$305	$281
Add back (deduct):
Income tax provision (benefit)	70	123	154
Equity (earnings) loss, net of taxes	(44)	(65)	(23)
Noncontrolling interests, net of taxes	4	5	4

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	213	368	416
Interest expense, net	168	136	138
Noncontrolling interests / equity earnings included in operations	(4)	2	(4)
Corporate items	69	44	31
Special items:
Restructuring and other charges	16	35	(4)

	$462	$585	$577

Industry Segment Operating Profit
Industrial Packaging	$215	$279	$306
Printing Papers	146	201	189
Consumer Packaging	103	100	66
Distribution	(2)	5	16

Total Industry Segment Operating Profit	$462	$585	$577

Industry Segment Operating Profit

Total industry segment operating profits of $462 million in the 2012 first quarter were lower than the $585 million in the 2011 first quarter and the $577 million in the 2011 fourth quarter. Compared with the first quarter of 2011, operating profits in the current quarter benefited from higher sales volumes ($10 million), lower raw material and freight costs ($12 million), earnings from the Temple-Inland packaging operations ($33 million) and lower corporate and other costs ($10 million). These benefits were offset by lower average sales price realizations ($119 million), the net impact of a less favorable product mix and lower operating costs ($1 million), and higher mill outage costs ($3 million). Special items were a loss of $76 million in the 2012 first quarter, compared with a loss of $11 million in the 2011 first quarter.

Compared with the fourth quarter of 2011, operating profits benefited from higher sales volumes ($45 million), lower mill maintenance outage costs ($16 million), lower raw material and freight costs ($27 million) and earnings from the Temple-Inland packaging operations ($33 million). These benefits were offset by lower average sales price realizations ($60 million), a less favorable product mix and higher operating costs ($120 million), and higher other costs ($4 million). Special items were a loss of $76 million in the 2012 first quarter, compared with a special item loss of $24 million in the 2011 fourth quarter.

During the 2012 first quarter, International Paper took approximately 251,000 tons of downtime of which approximately 93,000 tons were market-related compared with approximately 191,000 tons of downtime, which included approximately 93,000 tons that were market-related, in the 2011 first quarter. During the 2011 fourth quarter, International Paper took approximately 353,000 tons of downtime of which approximately 237,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2012	2011
Industrial Packaging
Corrugated Packaging (2)	2,462	1,810
Containerboard	749	555
Recycling	537	643
Saturated Kraft	38	39
Bleached Kraft	23	23
European Industrial Packaging	266	273
Asian Box	98	103

Industrial Packaging	4,173	3,446

Printing Papers
U.S. Uncoated Papers	685	662
European and Russian Uncoated Papers	311	312
Brazilian Uncoated Papers	274	273
Indian Uncoated Papers (3)	79	0

Uncoated Papers	1,349	1,247

Market Pulp (4)	385	341

Consumer Packaging
North American Consumer Packaging	373	409
European Coated Paperboard	97	84
Asian Coated Paperboard	237	222

Consumer Packaging	707	715

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.
(3)	Includes APPM volumes from date of acquisition in October 2011.
(4)	Includes internal sales to mills.

Discontinued Operations

2012: Upon the acquisition of Temple-Inland, Inc. (Temple-Inland), management committed to a plan to sell the Temple-Inland Business Products business and an active program to market the sale has been initiated. The Company believes such sale can be accomplished within one year. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $481 million at March 31, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2012. The liabilities of this business, totaling $52 million at March 31, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at March 31, 2012.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and recast its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations expired in the 2011 first quarter. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011 and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

Income Taxes

The income tax provision was $70 million for the 2012 first quarter. Excluding a benefit of $28 million related to the tax effects of special items, the effective income tax rate for continuing operations was 32% for the quarter.

The income tax provision was $154 million for the 2011 fourth quarter. Excluding a $24 million tax expense related to internal restructurings, a $9 million tax expense for costs associated with our acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, a $13 million tax benefit related to the release of a deferred tax asset valuation allowance, a $2 million expense for other items and a $5 million benefit for the tax effects of other special items, the effective income tax rate for continuing operations was 32% for the quarter.

An income tax provision of $123 million was recorded for the 2011 first quarter. Excluding a $17 million tax benefit related to the tax effects of special items, the effective income tax rate for continuing operations was 33%.

Interest Expense and Corporate Items

Net interest expense for the 2012 first quarter was $168 million compared with $138 million in the 2011 fourth quarter and $136 million in the 2011 first quarter. The higher net expense compared with both periods is due to interest expense associated with the Temple-Inland acquisition.

Corporate items, net, of $69 million in the 2012 first quarter were higher than the $31 million of net expense in the 2011 fourth quarter and the $44 million of net expense in the 2011 first quarter. The increase compared to both the prior quarter and the prior year reflects higher pension costs.

Special Items

Restructuring and Other Charges

2012: During the first quarter of 2012, restructuring and other charges totaling $34 million before taxes ($23 million after taxes) were recorded, including a $19 million pre-tax charge ($14 million after taxes) for restructuring costs related to the Company’s xpedx business, a $16 million pre-tax charge ($10 million after taxes) for costs related to the early extinguishment of debt and a $1 million gain (before and after taxes) for other items.

2011: During the first quarter of 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded, including a $32 million pre-tax charge ($19 million after taxes) for costs related to the early extinguishment of debt, a $7 million pre-tax charge ($4 million after taxes) for restructuring costs related to the Company’s xpedx business, and a charge of $6 million ($5 million after taxes) for other items.

Net (Gains) Losses on Sales and Impairments of Businesses

2012: During the three months ended March 31, 2012, the Company recorded a pre-tax gain of $7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

The sale of the Shorewood non-U.S. business was completed in January 2012.

As referenced in Note 6, pursuant to a Proposed Final Judgment with the DOJ in connection with the Company’s acquisition of Temple-Inland, the Company is marketing for sale its containerboard mills located in Oxnard (Hueneme), California; Ontario, California; and New Johnsonville, Tennessee (the Divestiture Mills). Under the terms of the Proposed Final Judgment, we are required to accomplish the divestiture of the Divestiture Mills by June 11, 2012 (with the possibility of two 30-day extensions). The long-lived assets of the Divestiture Mills, totaling $187 million at March 31, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2012.

2011: During the first quarter of 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011; however, the sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the first quarter of 2012.

Industrial Packaging

	2012	2011
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,115	$2,555	$2,510
Operating Profit	215	279	306

Industrial Packaging net sales and operating profit in the first quarter of 2012 included the results from the Temple-Inland packaging operations from the date of acquisition. Net sales for the first quarter of 2012 were 24% higher than in the fourth quarter of 2011, and 22% higher than in the first quarter of 2011. Operating profits in the first quarter of 2012 included $43 million of integration costs associated with the acquisition of Temple-Inland and a $20 million charge to write-up the Temple-Inland inventories to fair value. Operating earnings in the fourth quarter of 2011 included $12 million of costs associated with the signing of an agreement to acquire Temple-Inland, and a $2 million gain related to the closure of a mill in 2009, while operating profits in the first quarter of 2011 included a $7 million gain for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey and $2 million of additional expenses related to the closure of the Etienne mill in France. Excluding these items, operating profits in the first quarter of 2012 were 12% lower than in the fourth quarter of 2011, and 1% higher than in the first quarter of 2011.

North American Industrial Packaging net sales were $2.7 billion in the first quarter of 2012 compared with $2.1 billion in both the fourth quarter of 2011 and the first quarter of 2011. Operating earnings were $195 million ($258 million excluding integration and inventory write-up costs related to Temple-Inland) in the first quarter of 2012 compared with $284 million ($294 million excluding acquisition and facility closure costs) in the fourth quarter of 2011 and $256 million in the first quarter of 2011.

Excluding the effect of the Temple-Inland acquisition, sales volumes in the first quarter of 2012 increased compared with the fourth quarter of 2011 due to steady market demand for boxes coupled with a higher number of shipping days. Average sales price realizations were stable for domestic containerboard, but export prices declined. Box sales price realizations experienced slight erosion. Input costs were lower, primarily for recycled fiber and energy, partially offset by higher wood costs. Planned maintenance downtime costs were about $25 million higher with first-quarter 2012 outages at the Vicksburg and Savannah mills. In addition, planned maintenance downtime costs were about $22 million for the Temple-Inland operations which had an outage at the Bogalusa mill. Operating costs were unfavorable reflecting reliability issues at several mills. The legacy business took about 68,000 tons and the Temple-Inland operations took about 10,000 tons of market-related downtime in the first quarter of 2012 compared with approximately 214,000 tons for the legacy business in the fourth quarter of 2011.

Compared with the first quarter of 2011, excluding the effect of the Temple-Inland acquisition, sales volumes in the 2012 first quarter increased due to solid market demand and because the first quarter of 2011 was affected by adverse weather events. Average sales price realizations were significantly lower for sales to export containerboard markets, while box prices declined slightly. Input costs for recycled fiber and energy were lower, but freight costs were higher. Planned maintenance downtime costs were about $14 million more than in the first quarter of 2011 due to the timing of mill outages. Operating costs were unfavorable. The business took about 93,000 tons of market-related downtime in the first quarter of 2011.

Entering the second quarter of 2012, sales volumes are expected to be seasonally higher for boxes and about flat for containerboard. Recycled fiber costs are expected to increase, but wood costs are expected to be lower. Planned maintenance outage costs should be about $5 million higher.

European Industrial Packaging net sales were $270 million in the first quarter of 2012 compared with $280 million in both the fourth quarter of 2011 and the first quarter of 2011. Operating earnings were $19 million compared with $19 million in the fourth quarter of 2011 and $22 million ($17 million excluding a bargain purchase price adjustment in Turkey and facility closure costs for the Etienne mill in France) in the first quarter of 2011.

Sales volumes in the first quarter of 2012 were higher than in the fourth quarter of 2011 reflecting improved demand for packaging in the industrial markets in France and Morocco, partially offset by seasonally weaker demand for fruit and vegetable packaging. Average sales margins were higher due to lower board costs. Other input costs were slightly lower, primarily for energy, while operating costs were higher.

Compared with the first quarter of 2011, sales volumes in the first quarter of 2012 decreased reflecting the overall weak economic industrial environment in southern Europe and the impact on demand for fruit and vegetable packaging of adverse weather conditions in Italy and a slow citrus season in Morocco. Average sales margins were significantly higher due to sales price increases for boxes implemented during 2011 and lower board costs. Energy costs were higher, and operating costs were unfavorable.

Looking ahead to the second quarter of 2012, sales volumes are expected to be seasonally lower in the fruit and vegetable markets, and demand in the industrial markets is expected to remain weak. Average sales margins are expected to decrease reflecting board cost increases announced in the first quarter. Other input costs and operating costs should be about flat.

Asian Industrial Packaging net sales for the packaging operations were $95 million in the first quarter of 2012 compared with $100 million in the fourth quarter of 2011 and $95 million in the first quarter of 2011. Operating earnings for the packaging operations were about breakeven in the first quarter of 2012 compared with a gain of $3 million in the fourth quarter of 2011 and about breakeven in the first quarter of 2011.

Net sales for the distribution operations were $60 million in the first quarter of 2012 compared with $70 million in the fourth quarter of 2011 and $65 million in the first quarter of 2011. Operating earnings for the distribution operations were about $1 million in the first quarter of 2012, about breakeven in the fourth quarter of 2011 and about $1 million in the first quarter of 2011.

Compared with the fourth quarter of 2011, sales volumes for the packaging business decreased reflecting softer market demand partially due to the holiday season. Average sales margins were favorable, but were offset by higher operating costs. Earnings in the second quarter of 2012 are expected to reflect improvement in sales volumes, but less favorable average sales margins.

Printing Papers

	2012	2011
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,560	$1,530	$1,550
Operating Profit	146	201	189

Printing Papers net sales for the first quarter of 2012 were 1% higher than in the fourth quarter of 2011 and 2% higher than in the first quarter of 2011. Operating profits included a $1 million gain in the first quarter of 2012 associated with the acquisition of Andhra Pradesh Papers Mills Limited and a net $1 million charge in the fourth quarter of 2011 for a gain associated with the closure of the Franklin mill and impairment charges related to the Inverurie, Scotland mill. Operating profits in the first quarter of 2011 included $8 million of impairment charges related to the Inverurie, Scotland mill. Excluding these items, operating profits in the first quarter of 2012 were 24% lower than in the fourth quarter of 2011, and 31% lower than in the first quarter of 2011.

North American Printing Papers net sales were $700 million in the first quarter of 2012 compared with $670 million in the fourth quarter of 2011 and $690 million in the first quarter of 2011. Operating earnings were $100 million in the first quarter of 2012 compared with $85 million ($83 million excluding a gain associated with the closure of the Franklin mill) in the fourth quarter of 2011 and $88 in the first quarter of 2011.

Compared with the fourth quarter of 2011, sales volumes in the first quarter of 2012 improved due to seasonally higher demand for uncoated freesheet paper. Average sales price realizations decreased primarily due to lower sales prices to export markets. Input costs were higher for wood, energy and chemicals, but were partially offset by lower costs for purchased fiber. Freight costs also increased due to higher oil prices.

Planned maintenance downtime costs were $23 million lower with an outage in the first quarter of 2012 at the Georgetown mill compared with outages at the Eastover and Courtland mills in the fourth quarter of 2011. Operating costs were flat as seasonally higher energy costs were offset by excellent mill performance.

Sales volumes in the first quarter of 2012 increased compared with the first quarter of 2011 primarily due to higher export shipments. Average sales price realizations were lower primarily due to lower export sales prices. Input costs increased for chemicals, wood and energy, but were partially offset by lower fiber costs. Freight costs also increased. Planned maintenance downtime costs were about $4 million lower. Operating costs were favorable due to strong performance at every mill.

Entering the second quarter of 2012, sales volumes for uncoated freesheet paper are expected to be flat. Average sales price realizations are expected to increase due to an announced price increase for domestic sales of uncoated freesheet paper rolls and cutsize paper and higher export prices. Planned maintenance downtime costs should be about $37 million higher with outages scheduled for the Eastover, Ticonderoga and Riverdale mills. Input costs for chemicals and fuel are expected to be higher.

European Printing Papers net sales were $335 million in the first quarter of 2012, down from $340 million in the fourth quarter of 2011 and $360 million in the first quarter of 2011. Operating earnings in the first quarter of 2012 were $44 million compared with $52 million ($55 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) in the fourth quarter of 2011 and $49 million ($57 million excluding an asset impairment charge associated with the Inverurie, Scotland mill) in the first quarter of 2011.

Compared with the fourth quarter of 2011, sales volumes in the first quarter of 2012 were seasonally higher in Europe for uncoated freesheet paper, but decreased in Russia due to the January holiday season. Average sales price realizations for paper decreased in Europe, but were slightly higher in Russia, while pulp sales price realizations were lower in both regions. Input costs decreased in Europe for wood and purchased pulp, partially offset by higher energy and freight costs, and in Russia energy and freight costs decreased. Operating costs were unfavorable driven mainly by difficulties at the Saillat mill in France related to the record cold weather experienced in February.

Sales volumes in the first quarter of 2012 compared with the first quarter of 2011 were about flat for paper, but sales volumes for pulp decreased, primarily in Europe. Average sales price realizations for uncoated freesheet paper were lower in Europe reflecting the impact of sales price declines in the fourth quarter of 2011. Average sales price realizations were higher in Russia due to the realization of an announced price increase for uncoated freesheet paper. Pulp sales price realizations decreased in both Europe and Russia. Input costs for wood, energy, packaging, chemicals and freight were higher in Europe, but in Russia lower energy costs were offset by higher chemical and freight costs. Manufacturing operating costs were favorable in Russia, offset by higher costs in Europe.

Entering the 2012 second quarter, sales volumes are expected to be higher reflecting solid market demand in Russia. Average sales price realizations should be higher due to the full-quarter impact of the realization of first quarter price increases in Russia. Input costs for wood are expected to continue to increase. Planned maintenance downtime costs will be up approximately $37 million for scheduled outages at the Svetogorsk and Saillat mills.

Brazilian Printing Papers net sales were $270 million in the first quarter of 2012 compared with $320 million in the fourth quarter of 2011 and $285 million in the first quarter of 2011. Operating earnings were $23 million in the first quarter of 2012 compared with $45 million in the fourth quarter of 2011 and $48 million in the first quarter of 2011.

Sales volumes in the first quarter of 2012 were lower than in the fourth quarter of 2011 reflecting seasonally weaker demand for uncoated freesheet paper in the Brazilian domestic market, partially offset by increased sales to export markets. Average sales price realizations for paper increased in the Brazilian market, but decreased in the Latin American export markets mainly due to country and product mix, and for pulp. Average sales margins were negatively impacted by an increased proportion of sales to lower-margin export markets. Input costs for electricity and purchased pulp were lower, but were partially offset by higher costs for natural gas and pulp wood. Manufacturing operating costs were lower than in the fourth quarter.

Compared with the first quarter of 2011, sales volumes in the first quarter of 2012 were about flat. Average sales price realizations were lower in the domestic market mainly due to foreign exchange rates and in export markets due to price erosion in the second half of 2011. Average sales margins decreased reflecting an increase in the proportion of sales to lower-margin export markets. Input costs were higher for pulp wood and packaging, partially offset by lower costs for electricity. Operating costs were slightly unfavorable.

Entering the second quarter of 2012, sales volumes are expected to be higher reflecting seasonally stronger domestic customer demand for uncoated freesheet paper. Shipments to Latin American export markets are expected to increase, more than offsetting lower margin shipments to overseas spot markets. Average sales price realizations should be higher due to the full-quarter impact of the realization of domestic sales price increases and the recovery of prices in Latin America. Input costs should be lower, while operating expenses are expected to be slightly higher.

Indian Printing Papers includes the results of Andhra Pradesh Paper Mills (APPM) of which a 75% interest was acquired October 14, 2011. Net sales were $58 million in the first quarter of 2012 compared with $35 million from the date of acquisition for the fourth quarter of 2011. Operating profits in the first quarter of 2012 were $2 million which includes a gain $1 million related to the write-off of financing fees compared with a loss of $3 million in the fourth quarter of 2011.

Asian Printing Papers net sales were $20 million in the first quarter of 2012 compared with $15 million in the fourth quarter of 2011 and $20 million in the first quarter of 2011. Operating earnings were approximately breakeven in all periods presented.

U.S. Market Pulp net sales in the first quarter of 2012 were $175 million compared with $170 million in the fourth quarter of 2011 and $175 million in the first quarter of 2011. Operating earnings were a loss of $23 million in the first quarter of 2012 compared with gains of $10 million in the fourth quarter of 2011 and $16 million in the first quarter of 2011.

Sales volumes were seasonally higher in the first quarter of 2012 compared with the fourth quarter of 2011 for both market pulp and fluff pulp. Average sales price realizations decreased, but began to recover late in the quarter as the result of announced price increases for softwood pulp, hardwood pulp and fluff pulp. Input costs were about flat. Planned maintenance downtime costs were about $10 million higher in the first quarter of 2012. Operating costs increased primarily due to costs associated with the conversion of the Franklin mill to fluff pulp production.

Compared with the first quarter of 2011, sales volumes were higher, but average sales margins decreased, reflecting an increase in shipments of lower-margin roll pulp. Average sales price realizations were significantly lower for both market pulp and fluff pulp. Input costs were lower for wood, energy and chemicals. Planned maintenance downtime costs were $8 million lower in the first quarter of 2012. Operating costs increased primarily due to costs associated with the conversion of the Franklin mill to fluff pulp production.

Looking ahead to the second quarter of 2012, sales volumes are expected to be flat as market demand remains relatively stable. Average sales price realizations should be relatively flat due to higher market pulp pricing. Fluff pulp sales price realizations are expected to be flat in the second quarter with the realization of price increases lagging into the third quarter due to contractual delays. Sales margins should improve due to a more favorable fluff pulp product mix. Planned maintenance downtime costs are expected to be flat with outages scheduled for the Riegelwood, Eastover and Pensacola mills. Input costs are expected to remain at first-quarter levels.

Consumer Packaging

	2012	2011
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$810	$905	$905
Operating Profit	103	100	66

Consumer Packaging net sales were 10% lower than in both the fourth quarter of 2011 and the first quarter of 2011. Operating earnings included gains of $7 million and $4 million in the first quarter of 2012 and the fourth quarter of 2011, respectively, and a charge of $1 million in the first quarter of 2011 related to the sale and reorganization of the Company’s Shorewood operations. Excluding these items, operating earnings in the first quarter of 2012 were 55% higher than in the fourth quarter of 2011 and 5% lower than in the first quarter of 2011.

North American Consumer Packaging net sales were $520 million in the first quarter of 2012 compared with $595 million in the fourth quarter of 2011 and $620 million in the first quarter of 2011. Operating earnings were $70 million ($63 million excluding a gain related to the sale of Shorewood) in the first quarter of 2012 compared with $37 million ($33 million excluding a gain related to the sale of Shorewood) in the fourth quarter of 2011 and $64 million ($65 million excluding Shorewood reorganization costs) in the first quarter of 2011.

Coated Paperboard sales volumes in the first quarter of 2012 were higher than in the fourth quarter of 2011 reflecting seasonal increases in market demand. The business took approximately 15,000 tons of market-related downtime in the first quarter of 2012 compared with about 23,000 tons in the fourth quarter of 2011. Average sales price realizations eroded slightly. Input costs for energy were lower, but chemical and freight costs were slightly higher. Planned maintenance downtime costs were about $29 million lower than in the fourth quarter with no outages occurring in the first quarter of 2012. Operating costs decreased due to improved reliability at the mills.

Compared with the first quarter of 2011, sales volumes in the first quarter of 2012 decreased, reflecting weaker market demand. No market-related downtime was taken in the 2011 first quarter. Average sales price realizations were higher reflecting the realization of sales price increases throughout 2011. Input costs were about flat as higher costs for chemicals were offset by lower energy costs. Freight costs increased slightly. There was no planned maintenance downtime in either period, and operating costs were favorable.

Foodservice sales volumes in the first quarter of 2012 were about the same as in the fourth quarter of 2011. Average sales margins improved due to the January 1 contract price increases and a more favorable mix of products sold. Input costs for board and resins increased, but operating costs were favorable. Compared with the first quarter of 2011, sales volumes increased in the first quarter of 2012. Average sales margins improved as average sales price realizations outpaced increases in board and resin costs and the mix of products sold was more favorable.

The U.S. Shorewood business was sold December 31, 2011 and the non-U.S. business was sold in January 2012.

Looking forward to the second quarter of 2012, coated paperboard sales volumes are expected to be higher. Operating earnings are expected to decrease slightly due to increased costs for chemicals, energy and freight, coupled with decreased sales price realizations. Costs are expected to increase for chemicals, energy and freight. Planned maintenance downtime costs should be about $19 million higher with outages scheduled at the Riegelwood and Augusta mills. Foodservice sales volumes are expected to improve due to seasonal increases in cold cup demand. Average sales margins are expected to decrease reflecting stable average sales price realizations, but higher input costs for board and resins.

European Consumer Packaging net sales were $100 million in the first quarter of 2012 and were $95 million in both the fourth quarter of 2011 and the first quarter of 2011. Operating earnings were $28 million in the first quarter of 2012 compared with $24 million in the fourth quarter of 2011 and $27 million in the first quarter of 2011.

Sales volumes in the first quarter of 2012 were higher than in the fourth quarter of 2011. Average sales price realizations increased in Europe, but were down in Russia. Input costs decreased for wood, chemicals and energy, and operating costs were favorable. Compared with the first quarter of 2011, sales volumes in the first quarter of 2012 were higher. Average sales price realizations decreased in Europe, but were about flat in Russia. Input costs and operating costs were higher.

Operating results in the second quarter of 2012 will reflect lower sales volumes and average sales price realizations as well as about $2 million of costs associated with the planned maintenance shutdown at the Svetogorsk mill.

Asian Consumer Packaging net sales were $190 million in the first quarter of 2012, $215 million in the fourth quarter of 2011 and $190 million in the first quarter of 2011. Operating earnings were $5 million in both the first quarter of 2012 and the fourth quarter of 2011 and $9 million in the first quarter of 2011. Compared with the fourth quarter of 2011, sales volumes were seasonally lower. Average sales price decreased in the first two months, but began to recover in March. Average sales margins, however, increased due to lower input costs for pulp. Compared with the first quarter of 2011, operating earnings declined in the first quarter of 2012 as lower average sales price realizations were only partially offset by decreased input costs for pulp.

Looking ahead to the second quarter of 2012, average sales price realizations are expected improve, along with some increase in sales volumes, reflecting improving market demand. Input costs for pulp should remain favorable at a level similar to that of the first quarter.

Distribution

	2012	2011
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,475	$1,640	$1,625
Operating Profit	(2)	5	16

Distribution net sales were 9% lower than in the fourth quarter of 2011, and 10% lower than in the first quarter of 2011. Operating earnings included $21 million, $17 million and $7 million in the first quarter of 2012, fourth quarter of 2011 and first quarter of 2011, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating earnings in the first quarter of 2012 were 42% lower than in the fourth quarter of 2011 and 58% higher than in the first quarter of 2011.

Sales of papers and graphic arts products in the first quarter of 2012 totaled $850 million compared to $975 million in the fourth quarter of 2011 and $1.0 billion in the first quarter of 2011. Trade margins as a percent of sales for printing papers increased from the fourth and first quarters of 2011 due to shifts between warehouse sales and lower-margin sales shipped directly from the manufacturer. Packaging sales were $400 million in the first quarter of 2012, unchanged from the fourth and first quarters of 2011. Trade margins as a percent of sales for packaging products increased from the fourth and first quarters of 2011 reflecting a change in mix. Sales of facility supply products totaled $225 million in the first quarter of 2012, compared to $250 million in the fourth and first quarters of 2011.

Operating earnings before reorganization costs in first quarter of 2012 were $14 million lower than in the fourth quarter of 2011. Decreased sales volume led to the lower earnings. Operating earnings before reorganization costs in the first quarter of 2012 were $7 million higher than in the first quarter of 2011. Lower costs related to xpedx’s reorganization efforts and a routine inventory valuation adjustment more than offset decreased sales volume.

Looking ahead to the 2012 second quarter, operating results are expected to be higher on seasonally more volume and will continue to reflect the benefit of the ongoing transformation.

Equity Earnings, Net of Taxes – Ilim

Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment and prior to 2012, due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reported its share of Ilim’s operating results on a one-quarter lag basis. In 2012, the Company determined that the elimination of the one-quarter lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements. Beginning January 1, 2012, the Company has applied this change in accounting principle retrospectively to all prior financial periods presented.

The elimination of the one-quarter reporting lag for Ilim had the following impact:

Consolidated Statement of Operations

In millions	Three Months Ended March 31, 2011
Equity earnings (loss)	$12
Earnings (loss) from continuing operations	12
Net earnings (loss) attributable to International Paper Company	12
Basic earnings (loss) per share from continuing operations	0.03
Basic earnings (loss) per share	0.03
Diluted earnings (loss) per share from continuing operations	0.03
Diluted net earnings (loss) per share	0.03

Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25

The Company recorded equity earnings, net of taxes, of $40 million in the first quarter of 2012 compared with $25 million recorded in the fourth quarter of 2011 and $56 million in the first quarter of 2011. Sales volumes in the first quarter of 2012 increased from the prior quarter reflecting higher market demand for softwood and hardwood pulp in China while Russian domestic linerboard demand remained weak. Average sales price realizations decreased for both domestic and export markets and for almost all product lines, however, pulp prices began to recover during the quarter and were trending upward exiting the quarter. Input costs were slightly higher due to fuel price increases. Additionally, in the first quarter of 2012, the after-tax foreign exchange impact was a gain of $30 million compared with a loss of $8 million in the fourth quarter of 2011.

Compared to the first quarter of 2011, sales volumes in the first quarter of 2012 were about flat, but reflected a decrease in shipments of linerboard and paper to the Russian domestic market offset by higher shipments of pulp, linerboard and paper to export markets other than China. Average sales price realizations were significantly lower for pulp and for containerboard in both domestic and export markets. A foreign exchange gain of $9 million on the remeasurement of U.S. dollar-denominated debt was recorded in the first quarter of 2011.

Looking forward to the second quarter of 2012, sales volumes are expected to increase slightly as market pulp demand continues to recover. Average sales price realizations are expected to be higher for softwood and hardwood pulp in the domestic and Chinese export markets as well as for linerboard. Input costs should increase primarily due to seasonally higher wood costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $633 million for the first three months of 2012, compared with $514 million for the comparable three-month period. Earnings from operations adjusted for non-cash charges were $699 million for the first three months of 2012 compared to $741 million for the first three months of 2011. Cash used for working capital components totaled $66 million for the first three months of 2012 compared to $227 million for the first three months of 2011.

The Company generated free cash flow of approximately $357 million and $419 million in the first three months of 2012 and 2011, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, make investments and fund other activities. The following is a reconciliation of cash provided by continuing operations to free cash flow:

	Three Months Ended March 31,
In millions	2012	2011
Cash provided by continuing operations Less:	$633	$514
Cash invested in capital projects	(285)	(181)
European A/R securitization program cessation	0	209
Tax receivable collected related to pension contributions	0	(123)
Cash received from unwinding a timber monetization	(111)	0
Change in control payments related to Temple-Inland acquisition	120	0

Free Cash Flow	$357	$419

Investments in capital projects related to continuing operations totaled $285 million in the first three months of 2012 compared to $181 million in the first three months of 2011. Full-year 2012 capital spending is currently expected to be approximately $1.5 billion, or about 102% of depreciation and amortization expense for our current businesses.

Financing activities for the first three months of 2012 included a $1.1 billion net increase in debt versus a $103 million net reduction in debt during the comparable 2011 three-month period.

In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland.

During the first quarter of 2012, International Paper repaid approximately $30 million of notes with interest rates ranging from 7.82% to 7.95% and original maturities from 2012 to 2018. Pre-tax early debt retirement costs of $4 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

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

During the first three months of 2012, International Paper issued approximately 1.5 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $35 million. During the first three months of 2011, International Paper issued approximately 0.6 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $29 million. Common stock dividend payments totaled $115 million and $82 million for the first three months of 2012 and 2011, respectively. Dividends were $0.2625 per share and $0.1875 per share for the first three months in 2012 and 2011, respectively.

At March 31, 2012, contractual obligations for future payments of debt maturities by calendar year were as follows: $720 million in 2012; $281 million in 2013; $713 million in 2014; $598 million in 2015; $716 million in 2016; $872 million in 2017; and $7.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At March 31, 2012, International Paper’s contractually committed credit agreements totaled $2.75 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include two receivable securitization facilities that expire in 2013 with up to $1.25 billion of commercial paper-based financings based on eligible receivable balances ($1.2 billion at March 31, 2012). On January 11, 2012, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2012 to January 2013. A $250 million facility was inherited from Temple-Inland. Both facilities have a facility fee of 0.35% payable monthly. At March 31, 2012, there were no borrowings under either the bank facility or the receivables securitization programs.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2012 through current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

Acquisitions

On February 13, 2012, upon regulatory approval, International Paper completed the acquisition of Temple-Inland. International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Antitrust Division of the U.S. Department of Justice entered into an agreement with the Company that requires us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extension). We are marketing for sale the Company’s containerboard mills located in Oxnard (Hueneme), California; Ontario, California; and New Johnsonville, Tennessee.

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

Joint Ventures

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 400,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

Additionally, during the three months ended March 31, 2011, the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.

Ilim Holding S.A. Shareholder’s Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $900 million to $950 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

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

The Company has included in its 2011 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2012.

Pension Accounting

Net pension expense totaled approximately $83 million for International Paper’s U.S. plans for the three months ended March 31, 2012, or about $38 million more than the pension expense for the first three months of 2011. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 5.10% in 2012 from 5.60% in 2011, higher amortization of unrecognized actuarial losses, and the acquisition of Temple-Inland in February 2012. Net pension expense for non-U.S. plans was about $0.6 million and $0.5 million for the first three months of 2012 and 2011, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-graded bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2012, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.0 billion, consisting of approximately 42% equity securities, 38% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company expects that a cash contribution of $26 million will be required in 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2012. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $101 million in 2012.

FORWARD-LOOKING STATEMENTS

Certain statements in this report that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities and risks inherent in conducting business through a joint venture; (vi) risks and uncertainties associated with the divestitures required by the U.S. Department of Justice consent decree that allowed the Temple-Inland transaction to proceed; (vii) the failure to realize synergies and cost savings from the Temple-Inland transaction or delay in realization thereof; and (viii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 50 and 51 of International Paper’s Annual Report on Form 10-K for the year ended December 31, 2011, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this report).

Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 2011 third quarter, the Company completed the acquisition of Andhra Pradesh Paper Mills Limited (APPM). Integration activities, including a preliminary assessment of internal control over financial reporting, are currently in process. The initial annual assessment of internal control over financial reporting for APPM will be conducted over the course of our 2012 assessment cycle.

During the first quarter of 2012, the Company completed the acquisition of Temple-Inland Inc. (Temple-Inland). Integration activities, including a preliminary assessment of internal control over financial reporting, are currently in process. The initial annual assessment of internal control over financial reporting for Temple-Inland will be conducted over the course of our 2013 assessment cycle.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A description of the Company’s material pending legal proceedings, including discussion of any material developments in such proceedings, is found in Note 11 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in response to Part I, Item 1A of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	777	$29.60	N/A	N/A
February 1, 2012 – February 29, 2012	1,083,197	31.85	N/A	N/A
March 1, 2012 – March 31, 2012	80	35.94	N/A	N/A
Total	1,084,054

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

ITEM 6.	EXHIBITS

10.1	Amendment No. 5, dated as of January 11, 2012, to the Second Amended and Restated Credit and Security Agreement, dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the Agents parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.*

10.2	Amendment No. 3, dated as of January 11, 2012, to the Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC.*

10.3	Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland’s Current Report on Form 8-K filed with the Commission on December 4, 2007).

10.4	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

10.5	Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland’s Current Report on Form 8-K filed with the Commission on December 4, 2007).

10.6	Amendment No. 1 dated August 11, 2011 to Loan Agreement, dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

10.7	Pulpwood Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.25 to Temple-Inland’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008).

10.8	Sawtimber Supply Agreement, dated October 31, 2007, by and between TIN Inc. and CPT LOGCO, LLC. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.26 to Temple-Inland’s Annual Report on Form 10-K for the year ended December 29, 2007, and filed with the Commission on February 27, 2008).

10.9	Form of Timber Note Receivable (incorporated by reference to Exhibit 10.1 to Temple-Inland’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).

10.10	Form of Letter of Credit (incorporated by reference to Exhibit 10.2 to Temple-Inland’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).

11	Statement of Computation of Per Share Earnings.*

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

18	Preferability letter from independent registered public accounting firm.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: May 7, 2012	By	/s/ CAROL L. ROBERTS
Carol L. Roberts Senior Vice President and Chief Financial Officer

Date: May 7, 2012	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington Vice President – Finance and Controller