Form 10-Q
period 2012-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2012-08-07
CIK 51434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 1, 2012 was 437,334,082.

INTERNATIONAL PAPER COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$7,077	$6,648	$13,732	$13,035

Costs and Expenses
Cost of products sold	5,270	4,880	10,254	9,505
Selling and administrative expenses	474	484	987	969
Depreciation, amortization and cost of timber harvested	366	336	728	676
Distribution expenses	448	361	795	701
Taxes other than payroll and income taxes	44	38	85	78
Restructuring and other charges	21	(10)	55	35
Net (gains) losses on sales and impairments of businesses	78	129	71	137
Interest expense, net	172	137	340	273

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	204	293	417	661
Income tax provision (benefit)	57	118	127	241
Equity earnings (losses), net of taxes	(26)	52	18	117

Earnings (Loss) From Continuing Operations	121	227	308	537
Discontinued operations, net of taxes	16	0	21	49

Net Earnings (Loss)	137	227	329	586
Less: Net earnings (loss) attributable to noncontrolling interests	3	8	7	13

Net Earnings (Loss) Attributable to International Paper Company	$134	$219	$322	$573

Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.27	$0.51	$0.69	$1.22
Discontinued operations, net of taxes	0.04	0	0.05	0.11

Net earnings (loss)	$0.31	$0.51	$0.74	$1.33

Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.27	$0.51	$0.68	$1.21
Discontinued operations, net of taxes	0.04	0	0.05	0.11

Net earnings (loss)	$0.31	$0.51	$0.73	$1.32

Average Shares of Common Stock Outstanding – assuming dilution	438.2	430.5	439.3	433.4

Cash Dividends Per Common Share	$0.2625	$0.2625	$0.5250	$0.4500

Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$118	$219	$301	$524
Discontinued operations, net of taxes	16	0	21	49

Net earnings (loss)	$134	$219	$322	$573

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Comprehensive Income

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Earnings (Loss)	$137	$227	$329	$586
Other Comprehensive Income, Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	49	36	98	69
Pension and postretirement liability adjustments:
U.S. plans	0	0	24	0
Change in cumulative foreign currency translation adjustment	(474)	178	(275)	394
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(21)	6	6	10
Reclassification adjustment for (gains) losses included in net earnings (loss)	9	(2)	13	(5)

Total Other Comprehensive Income (Loss), Net of Tax	(437)	218	(134)	468

Comprehensive Income (Loss)	(300)	445	195	1,054
Net (earnings) loss attributable to noncontrolling interests	(3)	(8)	(7)	(13)
Other comprehensive (income) loss attributable to noncontrolling interests	15	(2)	15	(3)

Comprehensive Income (Loss) Attributable to International Paper Company	$(288)	$435	$203	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Balance Sheet

(In millions)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,228	$3,994
Accounts and notes receivable, net	3,601	3,486
Inventories	2,650	2,320
Deferred income tax assets	498	296
Assets of businesses held for sale	1,078	196
Other current assets	226	164

Total Current Assets	9,281	10,456

Plants, Properties and Equipment, net	13,956	11,817
Forestlands	617	660
Investments	759	657
Financial Assets of Special Purpose Entities (Note 12)	2,475	0
Goodwill	4,230	2,346
Deferred Charges and Other Assets	1,770	1,082

Total Assets	$33,088	$27,018

Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$838	$719
Accounts payable	2,696	2,500
Accrued payroll and benefits	449	467
Liabilities of businesses held for sale	58	43
Other accrued liabilities	1,186	1,009

Total Current Liabilities	5,227	4,738

Long-Term Debt	10,478	9,189
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	2,140	0
Deferred Income Taxes	3,905	2,497
Pension Benefit Obligation	2,600	2,375
Postretirement and Postemployment Benefit Obligation	487	476
Other Liabilities	1,157	758
Equity
Common stock, $1 par value, 2012 – 438.9 shares and 2011 – 438.9 shares	439	439
Paid-in capital	5,966	5,908
Retained earnings	3,440	3,355
Accumulated other comprehensive loss	(3,124)	(3,005)

	6,721	6,697
Less: Common stock held in treasury, at cost, 2012 – 1.5 shares and 2011 – 1.9 shares	46	52

Total Shareholders’ Equity	6,675	6,645

Noncontrolling interests	419	340

Total Equity	7,094	6,985

Total Liabilities and Equity	$33,088	$27,018

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Consolidated Statement of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net earnings	$329	$586
Discontinued operations, net of taxes and noncontrolling interests	(21)	(49)

Earnings (loss) from continuing operations	308	537

Depreciation, amortization and cost of timber harvested	728	676
Deferred income tax provision, net	110	2
Restructuring and other charges	55	35
Pension plan contribution	(44)	0
Net (gains) losses on sales and impairments of businesses	71	137
Equity (earnings) losses, net	(18)	(117)
Periodic pension expense, net	170	97
Other, net	(16)	82
Changes in current assets and liabilities
Accounts and notes receivable	276	(438)
Inventories	33	(4)
Accounts payable and accrued liabilities	(243)	122
Interest payable	20	(2)
Other	(39)	35

Cash Provided By (Used For) Operations – Continuing Operations	1,411	1,162
Cash Provided By (Used For) Operations – Discontinued Operations	(36)	0

Cash Provided By (Used For) Operations	1,375	1,162

Investment Activities
Invested in capital projects	(705)	(410)
Acquisitions, net of cash acquired	(3,734)	0
Proceeds from divestitures	5	50
Escrow arrangement for acquisition	0	(105)
Other	(93)	(87)

Cash Provided By (Used For) Investment Activities – Continuing Operations	(4,527)	(552)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	(53)	0

Cash Provided By (Used For) Investment Activities	(4,580)	(552)

Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(35)	(30)
Issuance of common stock	21	0
Issuance of debt	1,919	227
Reduction of debt	(1,135)	(311)
Change in book overdrafts	(46)	(15)
Dividends paid	(229)	(197)
Other	(37)	(35)

Cash Provided By (Used For) Financing Activities	458	(361)

Effect of Exchange Rate Changes on Cash	(19)	77

Change in Cash and Temporary Investments	(2,766)	326
Cash and Temporary Investments
Beginning of period	3,994	2,073

End of period	$1,228	$2,399

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s Current Report on Form 8-K dated May 7, 2012 to retrospectively adjust portions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 to reflect the elimination of the one-quarter lag basis on which the Company had previously reported its share of the operating results of the 50/50 joint venture that the Company and Ilim Holding S.A. have operated since October 2007 (collectively the “2011 10-K”), both of which have previously been filed with the Securities and Exchange Commission.

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

The elimination of the one-quarter reporting lag for Ilim had the following impact:

Consolidated Statement of Operations

In millions	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Equity earnings (loss)	$(5)	$7
Earnings (loss) from continuing operations	(5)	7
Net earnings (loss) attributable to International Paper Company	(5)	7
Basic earnings (loss) per share from continuing operations	(0.01)	0.02
Basic net earnings (loss) per share	(0.01)	0.02
Diluted earnings (loss) per share from continuing operations	(0.01)	0.02
Diluted net earnings (loss) per share	(0.01)	0.02

Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25

NOTE 2 – RECENT ACCOUNTING DEVELOPMENTS

Intangibles – Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance in conjunction with its annual impairment testing in the fourth quarter of 2012. The Company does not anticipate that the adoption of the requirements of this guidance will have a material effect on its consolidated financial statements.

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

NOTE 3 – EQUITY

A summary of the changes in equity for the six-month periods ended June 30, 2012 and 2011 is provided below:

	Six Months Ended June 30,
	2012			2011
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,645	$340	$6,985	$6,875	$250	$7,125
Issuance of stock for various plans, net	99	0	99	73	0	73
Repurchase of stock	(35)	0	(35)	(30)	0	(30)
Common stock dividends ($0.525 per share in 2012 and $0.450 per share in 2011)	(237)	0	(237)	(197)	0	(197)
Dividends paid to noncontrolling interests by subsidiary	0	(3)	(3)	0	(3)	(3)
Noncontrolling interests of acquired entities	0	92	92	0	0	0
Acquisition of noncontrolling interests	0	(2)	(2)	0	0	0
Comprehensive income (loss)	203	(8)	195	1,038	16	1,054

Balance, June 30	$6,675	$419	$7,094	$7,759	$263	$8,022

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2012	2011	2012	2011
Earnings (loss) from continuing operations	$118	$219	$301	$524
Effect of dilutive securities (a)	0	0	0	0

Earnings (loss) from continuing operations – assuming dilution	$118	$219	$301	$524

Average common shares outstanding	434.8	428.6	434.5	429.4
Effect of dilutive securities (a)
Restricted stock performance share plan	3.4	1.9	4.8	4.0
Stock options (b)	0	0	0	0

Average common shares outstanding – assuming dilution	438.2	430.5	439.3	433.4

Basic earnings (loss) from continuing operations per common share	$0.27	$0.51	$0.69	$1.22

Diluted earnings (loss) from continuing operations per common share	$0.27	$0.51	$0.68	$1.21

(a)	Securities are not included in the table in periods when antidilutive.

(b)	Options to purchase 12.1 million shares and 17.0 million shares for the three months ended June 30, 2012 and 2011, respectively, and options to purchase 12.1 million shares and 17.0 million shares for the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5 – RESTRUCTURING CHARGES

2012: During the three months ended June 30, 2012, restructuring and other charges totaling $21 million before taxes ($13 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$10	$6
xpedx restructuring	10	6
Other	1	1

Total	$21	$13

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

Additionally, a $5 million after-tax charge was recorded for tax adjustments related to state legislative changes and audit settlements (see Note 10).

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

NOTE 6 – ACQUISITIONS AND JOINT VENTURES

Acquisitions

2012: On February 13, 2012, upon regulatory approval, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions). On May 4, 2012, the Final Judgment, as proposed, was entered by the Court. On June 7, 2012, the DOJ granted the Company an extension of time until July 10, 2012 to complete the divestitures. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfies its divestiture obligations under the Final Judgment. See Note 7 for further details.

The following summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of February 13, 2012.

In millions
Accounts and notes receivable	$468
Inventory	484
Deferred income tax assets – current	215
Other current assets	57
Plants, properties and equipment	2,875
Financial assets of special purpose entities	2,475
Goodwill	2,057
Other intangible assets	670
Deferred charges and other assets	261

Total assets acquired	9,562

Notes payable and current maturities of long-term debt	130
Accounts payable and accrued liabilities	676
Long-term debt	527
Nonrecourse financial liabilities of special purpose entities	2,140
Deferred income tax liability	1,436
Pension benefit obligation	338
Postretirement and postemployment benefit obligation	99
Other liabilities	390

Total liabilities assumed	5,736

Noncontrolling interest	92

Net assets acquired	$3,734

Certain assumptions and estimates were used in determining the preliminary purchase price allocation disclosed above. Those assumptions and estimates primarily relate to the amounts allocated to Inventory, Plants, properties and equipment, Intangible assets, current and deferred taxes (which are reported in different captions based on the nature of the account) and contingent liabilities (which are reported in Accounts payable and accrued liabilities or Other liabilities) as work is still ongoing to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amounts disclosed above may change materially as the purchase price allocation is refined. The amounts allocated to Pension, Postretirement and Postemployment benefit obligations disclosed above are based on an actuarial remeasurement of those plans as of the acquisition date and are not expected to change materially. The purchase price allocation is expected to be finalized in the fourth quarter of 2012.

The identifiable intangible assets acquired in connection with the Temple-Inland acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer relationships	$537	12-17 years
Developed technology	8	5-10 years
Tradenames	112	Indefinite
Favorable contracts	13	4-7 years

Total	$670

In connection with the purchase price allocation, inventories were written up by approximately $20 million before taxes ($12 million after taxes) to their estimated fair value. As the related inventories were sold in the 2012 first quarter, this amount was expensed in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the three months and six months ended June 30, 2012 included $35 million ($22 million after taxes) and $78 million ($55 million after taxes), respectively, in charges for integration costs associated with the acquisition.

The following unaudited pro forma information for the six months ended June 30, 2012 and 2011 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred as of January 1, 2011. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2011, nor is it necessarily indicative of future results.

	Six Months Ended June 30,
In millions, except per share amounts	2012	2011
Net sales	$14,024	$15,022
Earnings (loss) from continuing operations (1)	295	445
Net earnings (loss) (1)	309	481
Diluted earnings (loss) from continuing operations per common share (1)	0.67	1.03
Diluted net earnings (loss) per common share (1)	0.70	1.11

(1)	Attributable to International Paper Company common shareholders.

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

In November 2011, we appealed a directive from the Securities and Exchange Board of India (SEBI) that International Paper pay to the tendering shareholders the same non-compete payment that was paid to the previous controlling shareholders. The appeal is still pending, and the Company has deposited approximately $25 million into an escrow account to fund the additional non-compete payment in the event SEBI’s direction is upheld. A hearing on the appeal was held on July 31 and 31, 2012. A final judgment has not yet been reached by Indian Securities Appellate Tribunal and we expect a final determination in the third quarter.

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

The purchase price allocation has not been finalized due to the matter regarding the tendering shareholder non-compete appeal; however, the purchase accounting will be finalized in the third quarter of 2012

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

Joint Ventures

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 500,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

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

NOTE 7 – BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business and is currently marketing the sale, which is probable of being closed. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $608 million at June 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2012. The liabilities of this business, totaling $58 million at June 30, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at June 30, 2012.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011, and is included in Discontinued operations in the accompanying consolidated statement of operations.

Other Divestitures and Impairments

2012: As referenced in Note 6, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. A pre-tax charge of $9 million

($5 million after taxes) was recorded during the three months ended June 30, 2012 for costs associated with the divestiture of these three containerboard mills. Also, in anticipation of the divestiture of the Hueneme mill in Oxnard, California, a pre-tax charge of $62 million ($38 million after taxes) was recorded during the three months ended June 30, 2012 to adjust the long-lived assets of the mill to their fair value. The assets of these mills, totaling $470 million at June 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2012.

During the three months ended June 30, 2012, the Company recorded a pre-tax charge of $6 million ($4 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. Also during the three months ended June 30, 2012, charges of $1 million, before and after taxes, were recorded for other items.

During the three months ended March 31, 2012, the Company recorded a pre-tax gain of $7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business.

The sale of the Shorewood non-U.S. business was completed in January 2012.

All of the charges discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2011: During the three months ended June 30, 2011, the Company recorded a $129 million pre-tax charge ($104 million after taxes) to reduce the carrying value of the North American Shorewood business to fair market value.

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

NOTE 8 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	June 30, 2012	December 31, 2011
Temporary investments	$794	$2,904

Accounts and Notes Receivable

Accounts and notes receivable, net of allowances, by classification were:

In millions	June 30, 2012	December 31, 2011
Accounts and notes receivable, net:
Trade	$3,389	$3,039
Other	212	447

Total	$3,601	$3,486

Inventories

In millions	June 30, 2012	December 31, 2011
Raw materials	$417	$368
Finished pulp, paper and packaging	1,658	1,503
Operating supplies	501	390
Other	74	59

Total	$2,650	$2,320

Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Depreciation expense	$353	$320	$698	$642

Valuation Accounts

Certain valuation accounts were as follows:

In millions	June 30, 2012	December 31, 2011
Accumulated depreciation	$18,415	$18,591
Allowance for doubtful accounts	126	126

There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2012 or 2011.

Interest

Cash payments related to interest were as follows:

	Six Months Ended June 30,
In millions	2012	2011
Interest payments	$349	$312

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Interest expense (a)	$179	$150	$362	$300
Interest income (a)	7	13	22	27
Capitalized interest costs	13	4	19	8

(a)	Interest expense and interest income exclude approximately $12 million and $20 million for the three months and six months ended June 30, 2012, respectively, and $12 million and $26 million for the three months and six months ended June 30, 2011, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Service cost	$0	$0	$1	$1
Interest cost	5	6	10	11
Actuarial loss	3	3	5	5
Amortization of prior service credit	(7)	(7)	(14)	(13)

Net postretirement benefit expense	$1	$2	$2	$4

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2012:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2012
Goodwill	$1,157		$2,439		$1,779	$400	$5,775
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

	1,157		674		115	400	2,346

Reclassifications and other (b)	(1)		(42)		(1)	0	(44)
Additions/reductions	1,938	(c)	(13	)(d)	3 (e)	0	1,928
Balance as of June 30, 2012
Goodwill	3,094		2,384		1,781	400	7,659
Accumulated impairment losses (a)	0		(1,765)		(1,664)	0	(3,429)

Total	$3,094		$619		$117	$400	$4,230

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.
(b)	Represents the effects of foreign currency translations and reclassifications.
(c)	Represents the acquisition of Temple-Inland, net of amounts reclassified to Assets held for sale in the accompanying consolidated balance sheet related to the required divestiture of two Temple-Inland Mills (Ontario, California and New Johnsonville, Tennessee) and one International Paper mill (Oxnard, California).
(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.
(e)	Represents the impact of the change in estimate of the contributed land in the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China entered into in 2011.

OTHER INTANGIBLES

Identifiable intangible assets were comprised of the following:

	June 30, 2012		December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$615	$85	$227	$82
Non-compete agreements	68	23	72	19
Tradenames, patents and trademarks	149	22	51	21
Land and water rights	69	5	60	3
Fuel and power agreements	29	18	30	16
Software	25	23	37	29
Other	16	3	27	13

Total	$971	$179	$504	$183

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Amortization expense related to intangible assets	$7	$9	$15	$17

NOTE 10 – INCOME TAXES

International Paper made income tax payments, net of refunds, as follows:

	Six Months Ended June 30,
In millions	2012	2011
Income tax payments (refunds)	$(20)	$11

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2012:

In millions	Unrecognized Tax Benefits		Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2011	$(857)		$(88)
Activity for three months ended March 31, 2012	(119	)(a)	(10)
Activity for three months ended June 30, 2012	(5)		0

Balance at June 30, 2012	$(981)		$(98)

(a)	This activity primarily relates to the unrecognized tax benefits and related accrued interest and penalties assumed as part of the acquisition of Temple-Inland.

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $75 million during the next 12 months and approximately $40 million of this reduction will positively impact the effective rate.

Included in the Company’s income tax provisions for the six months ended June 30, 2012 and 2011, are $(79) million and $(37) million, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2012	2011
Special items and other charges:
Restructuring and other charges	$(82)	$(27)
Tax-related adjustments:
Temple-Inland acquisition	3	0
State tax adjustments	0	5
Expired tax contingency reserves	0	(15)

Income tax provision (benefit) related to special items and discontinued operations	$(79)	$(37)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Environmental Proceedings

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $93 million in the aggregate.

One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. As a result, the overall remediation reserve for the site is currently $49 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded.

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

Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The Company is involved in the initial liability determination phase of the case and thus believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.

International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Superfund Site in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site.

In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day. The case is in its preliminary stages and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. Finally, in July 2012, another civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by a dozen residents of the County. The suit seeks damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. This case is newly filed and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

In August 2011, the Bogalusa, Louisiana paper mill of a Temple-Inland subsidiary received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland promptly initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states have each given a notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. To date, we have settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Fish and Wildlife Department (LDWF). However, the settlement with the LDWF for restitution damages related to the Bogalusa Incident is being challenged in the state district court for Washington Parish, Louisiana in a suit brought by the district attorney for Washington Parish. We believe that the claims made in the Washington Parish lawsuit are without merit, and we are defending them vigorously. The U.S. Attorney’s Office in New Orleans has issued a grand jury subpoena and EPA and various state agencies have initiated investigations into the Bogalusa Incident that are not resolved by the settlements described above. Potential fines or penalties that still may be levied against Temple-Inland or its affiliates in connection with the Bogalusa Incident are unknown, but will likely exceed $1 million.

Temple-Inland (or its affiliates) is a defendant in 17 civil lawsuits in Louisiana related to the Bogalusa Incident. One case is the LDWF suit discussed above filed by the district attorney for Washington Parish. Fifteen of these civil cases were filed in Louisiana state court and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court styled McGehee v. TIN Inc. (filed September 20, 2011). On August 2, 2012, a purported class action lawsuit related to the Bogalusa Incident was filed in the U.S. District Court for the Southern District of Mississippi on behalf of certain Mississippi property owners. Additional lawsuits may be filed in connection with the Bogalusa Incident following the date of this report. At this preliminary stage, we cannot reasonably estimate the potential loss and other effects from these pending proceedings. However, we believe many of the claims are without merit, and we are defending them vigorously.

Legal Proceedings

In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The Company disputes the allegations made and intends to vigorously defend each action. However, because both actions are in the preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.

The Company’s subsidiary, Temple-Inland, is a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidating trustee for Guaranty Financial Group, Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleges, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserts various claims related to the failure. Among the claims made are alleged breaches of fiduciary duties by the individual defendants and Temple-Inland related to (1) Guaranty Financial Group’s payment of dividends in 2006 and early 2007 and (2) Guaranty Financial Group’s transfers of real property to subsidiaries of Temple-Inland for allegedly inadequate consideration in December 2005 and in late 2007. Claims are also made against Temple-Inland based on allegations that those transactions were fraudulent transfers. On March 8, 2012, all defendants in the lawsuit filed answers to the complaint denying all claims asserted against them.

We continue to believe that the claims asserted in the Tepper case are without merit and are prepared to defend them vigorously. Nonetheless, without admitting any potential liability with respect to such claims, in May 2012 the defendants in the Tepper lawsuit and the liquidating trustee entered into a preliminary settlement agreement. The agreement is subject to certain conditions subsequent, including approval by the Federal Deposit Insurance Corporation (FDIC). If these conditions are met, the agreement would provide for full releases by the trustee and the FDIC of all claims that have been or could be asserted by such parties against Temple-Inland and affiliates or any of its former officers, directors, or employees related to the spin-off as well as the subsequent failure of Guaranty Bank. Consideration for such releases would include a payment by Temple-Inland to the liquidating trust of $80 million (a portion of which the Company is seeking to recover from insurers) and the release of certain bankruptcy-related claims it and other defendants have asserted in the Guaranty Financial Group bankruptcy. Accordingly, we have established a purchase-price accounting reserve in the amount of $80 million relating to this matter.

Temple-Inland is also a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland misrepresented the financial condition of Guaranty Financial

Group during the period December 12, 2007 through August 24, 2009. Temple-Inland distributed the stock of Guaranty Financial Group to its shareholders on December 28, 2007, after which Guaranty Financial Group was an independent, publicly held company. The action is pled as a securities claim on behalf of persons who acquired Guaranty Financial Group stock during the putative class period. Although focused chiefly on statements made by Guaranty Financial Group to its shareholders after it was an independent, publicly held company, the action repeats many of the same allegations of fact made in the Tepper litigation. On June 20, 2012, all defendants in the lawsuit filed motions to dismiss the amended complaint. We believe the claims made against Temple-Inland in the North Port lawsuit are without merit, and we intend to defend them vigorously. The lawsuit is in its preliminary stages, and thus we believe it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.

Each of the individual defendants in both the Tepper litigation and the North Port litigation has requested advancement of their costs of defense from Temple-Inland and has asserted a right to indemnification by Temple-Inland. We are advancing costs of defense which have been expensed as incurred and believe that all or part of these costs and any potential damages awarded against the individual defendants and covered by any Temple-Inland indemnity would be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.

The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $31 million.

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

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the six months ended June 30, 2012 and the year ended December 31, 2011.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from a third party lender, which effectively monetized the Timber Notes. Certain provisions of the respective loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating at or above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced banks that fell below the specified threshold.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.2 billion of International Paper debt obligations held by these Entities at June 30, 2012 and December 31, 2011. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $87 million and $92 million at June 30, 2012 and December 31, 2011, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $38 million is included in Notes payable and current maturities of long-term debt at June 30, 2012 and December 31, 2011.

On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $797 million of Timber Notes, below the specified threshold. The Company and the third party managing member instituted a replacement waiver for these letters of credit. On July 25, 2012, these letters of credit were successfully replaced by another qualifying institution. In the event the credit rating of the letter of credit bank is downgraded below a specified threshold, the new bank is required to provide credit support for its obligation. Fees of $5 million were incurred in connection with this replacement.

On June 21, 2012, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of BNP Paribas, which issues letters of credit that support $707 million of Timber Notes, below the specified threshold. The Company expects that the replacement of the letters of credit will be completed within the required 60-day period or the relevant parties will execute an extension.

Activity between the Company and the Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Revenue (a)	$12	$12	$20	$25
Expense (a)	20	19	40	39
Cash receipts (b)	0	0	15	14
Cash payments (c)	0	0	40	40

(a)	The net expense related to the Company’s interest in the Entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the Entities to International Paper.
(c)	The semi-annual payments are related to interest on the associated debt obligations discussed above.

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

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the six months ended June 30, 2012 and the year ended December 31, 2011.

Activity between the Company and the 2001 financing entities was as follows:

In millions	Six Months Ended June 30, 2011
Revenue (loss) (a)	$1
Expense (a)	3
Cash receipts (b)	0
Cash payments (c)	3

(a)	The net expense related to the Company’s interest in the 2001 financing entities is included in Interest expense, net in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.
(b)	The cash receipts are equity distributions from the 2001 financing entities to International Paper.
(c)	The cash payments are related to interest on the associated debt obligations discussed above.

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

Activity between the Company and the 2002 financing entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Revenue (a)	$0	$1	$0	$2
Expense (b)	0	1	0	3
Cash receipts (c)	141	0	252	1
Cash payments (d)	48	51	159	53

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.
(b)	The expense is in included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are receipts, including interest, from the maturity of the 2002 Monetized Notes.
(d)	The payments include both interest and principal on the associated debt obligations.

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

During 2011, approximately $191 million of the 2002 Monetized Notes matured. Outstanding debt related to the 2002 financing entities of $158 million is included in Notes payable and current maturities of long-term debt in the accompanying consolidated balance sheet at December 31, 2011. As of May 31, 2012, this debt has been repaid.

During the three months ended March 31, 2012, approximately $111 million of the 2002 Monetized Notes matured. During May 2012, the remaining $141 million of 2002 Monetized Notes matured. As a result of these maturities, Accounts and notes receivable, net decreased $252 million and Notes payable and current maturities of long-term debt decreased $158 million. Deferred tax liabilities associated with the 2002 forestlands sales decreased $67 million. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.

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

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt.

In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion. As of June 30, 2012, the fair value of this debt was still being assessed and is expected to be adjusted in the third quarter of 2012. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution.

The buyer of the Temple-Inland timberland issued the $2.38 billion in notes from its wholly-owned, bankruptcy-remote special purpose entities. The buyer’s special purpose entities held the timberland from the transaction date until November 2008, at which time the timberland was transferred out of the buyer’s special purpose entities. Due to the transfer of the timberland, Temple-Inland evaluated the buyer’s special purpose entities and determined that they were variable interest entities and that Temple-Inland was the primary beneficiary. As a result, in 2008 Temple-Inland began consolidating the buyer’s special purpose entities.

On June 21, 2012, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of Barclays Plc, which issues letters of credit that support approximately $500 million of the 2007 Monetized Notes, below the specified threshold. The relevant parties agreed to extend the deadline for the replacement letters of credit. The Company expects the replacement will be completed in the third quarter of 2012, and no later than the extended deadline.

Activity between the Company and the 2007 financing entities was as follows:

In millions	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue (a)	$4	$6
Expense (b)	5	9
Cash receipts (c)	4	7
Cash payments (d)	5	10

(a)	The revenue is included in Interest expense, net in the accompanying consolidated statement of operations.
(b)	The expense is in included in Interest expense, net in the accompanying consolidated statement of operations.
(c)	The cash receipts are interest received on the Financial assets of special purpose entities.
(d)	The payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

Based on an analysis performed by the Company after the purchase of Temple-Inland, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was the primary beneficiary of the 2007 financing entities and thus consolidated the entities effective upon acquisition.

Preferred Securities of Subsidiaries

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of June 30, 2012, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $3 million for each of the six months ended June 30, 2012 and 2011. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 – DEBT

Amounts related to early debt extinguishment during the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Debt reductions (a)	$406	$0	$436	$129
Pre-tax early debt extinguishment costs (b)	10	0	14	32

(a)	Reductions related to notes with interest rates ranging from 1.625% to 7.95% with original maturities from 2017 to 2018 for the three months ended June 30, 2012, and from 1.625% to 7.95% with original maturities from 2012 to 2018 and from 6.2% to 9.375% with original maturities from 2018 to 2025 for the six months ended June 30, 2012 and 2011, respectively.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. In June and July of 2012, International Paper made two separate $400 million payments on the $1.2 billion term loan.

In June 2012, International Paper borrowed $225 million under the receivable securitization facility inherited from Temple-Inland with an interest rate of 0.224% plus a margin of 70 basis points. The borrowings under this receivable securitization facility were repaid in July 2012.

At June 30, 2012, the fair value of International Paper’s $11.3 billion of debt was approximately $13 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the second quarter of 2012, the Company added zero-cost collar option contracts to its portfolio to manage its exposure to U.S. dollar / Brazilian real exchange rates. These zero-cost collar instruments qualify as cash flow hedges of certain forecasted transactions denominated in U.S. dollars. The effective portion of the changes in fair value of these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2012		December 31, 2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell/Buy; denominated in sell notional): (a)
British pounds / Brazilian real – Forward	23		26
European euro / Brazilian real – Forward	21		16
European euro / Polish zloty – Forward	183		233
U.S. dollar / Brazilian real – Forward	338		344
U.S. dollar / Brazilian real – Zero-cost collar	18		0
U.S. dollar / European euro – Forward	1		13
Natural gas contracts (in MMBTUs)	0		3
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	276		904
Thai baht / U.S. dollar	225		0
Interest rate contracts (in USD)	150	(c)	150	(c)

(a)	These contracts had maturities of three years or less as of June 30, 2012.
(b)	These contracts had maturities of one year or less as of June 30, 2012.
(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in accumulated other comprehensive income (AOCI), net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Six Months Ended June 30,
In millions	2012	2011
Foreign exchange contracts	$7	$10
Fuel oil contracts	0	2
Natural gas contracts	(1)	(2)

Total	$6	$10

During the next 12 months, the amount of the June 30, 2012 AOCI balance, after tax, that will be reclassified to earnings is $18 million of a loss.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(7)	$5	$(7)	$12	Cost of products sold
Fuel oil contracts	0	1	0	3	Cost of products sold
Natural gas contracts	(2)	(4)	(6)	(10)	Cost of products sold

Total	$(9)	$2	$(13)	$5

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$0	$8	$0	$7	Interest expense, net
Debt	0	(8)	0	(7)	Interest expense, net

Total	$0	$0	$0	$0

Derivatives Not Designated as Hedging Instruments:
Electricity contact	$0	$0	$(3)	$0	Cost of products sold
Embedded Derivatives	(1)	0	(2)	(1)	Interest expense, net
Foreign exchange contracts	2	(5)	(2)	(7)	Cost of products sold
Interest rate contracts	6	0	11	1	Interest expense, net

Total	$7	$(5)	$4	$(7)

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2012			2011
In millions	Issued	Terminated	Undesignated	Issued		Terminated	Undesignated
Second Quarter	$0	$0	$0	$100	(a)	$0	$0
First Quarter	0	0	0	100	(a)	0	0

Total	$0	$0	$0	$200		$0	$0

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements

Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$3	(a)	$0		$42	(c)	$53	(e)
Natural gas contracts – cash flow	0		0		0		10	(d)

Total derivatives designated as hedging instruments	$3		$0		$42		$63

Derivatives not designated as hedging instruments
Electricity contract	$0		$0		$2	(d)	$0
Embedded derivatives	3	(b)	5	(a)	0		0
Foreign exchange contracts	0		1	(b)	0		0
Interest rate contracts	0		0		3	(d)	5	(f)

Total derivatives not designated as hedging instruments	$3		$6		$5		$5

Total derivatives	$6		$6		$47		$68

(a)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)	Included in Other current assets in the accompanying consolidated balance sheet.
(c)	Includes $31 million recorded in Other accrued liabilities and $11 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
(e)	Includes $32 million recorded in Other accrued liabilities and $21 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(f)	Included in Other liabilities in the accompanying consolidated balance sheet.

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $43 million and $67 million as of June 30, 2012 and December 31, 2011, respectively. The Company was not required to post any collateral as of June 30, 2012 or December 31, 2011. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Service cost	$37	$31	$75	$60
Interest cost	153	137	298	272
Expected return on plan assets	(189)	(179)	(373)	(357)
Actuarial loss	78	55	154	106
Amortization of prior service cost	8	8	16	16

Net periodic pension expense	$87	$52	$170	$97

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made a $44 million contribution to its pension plan in June 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2012. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $51 million for the six months ended June 30, 2012.

NOTE 16 – STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of June 30, 2012, 18.9 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Total stock-based compensation expense (selling and administrative)	$13	$22	$44	$49
Income tax benefits related to stock-based compensation	0	0	40	33

At June 30, 2012, $126 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

Performance Share Plan

Under the Performance Share Plan (PSP), awards are granted by the Committee to approximately 1,150 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period and the volatility was based on the Company’s historical volatility over the expected term.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Expected volatility	24.75% - 55.33%	24.75% - 55.33%
Risk-free interest rate	0.12% - 0.42%	0.12% - 0.42%

The following summarizes the activity for PSP for the six months ended June 30, 2012:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	8,060,059	$22.83
Granted	3,641,911	31.57
Shares Issued (a)	(2,832,849)	16.68
Forfeited	(78,285)	28.96

Outstanding at June 30, 2012	8,790,836	$28.38

(a)	Includes 34,280 shares/units held for payout at the end of the performance period.

Stock Option Program

The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted represent replacement options from a stock swap.

A summary of option activity under the plan as of June 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	15,556,786	$38.13
Granted	2,513	35.94
Exercised	(637,375)	32.85
Expired	(2,846,450)	41.31

Outstanding at June 30, 2012	12,075,474	$37.65	1.39	$0

All options were fully vested and exercisable as of June 30, 2012.

Executive Continuity and Restricted Stock Award Program

The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2012:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	128,917	$27.86
Granted	70,715	32.05
Shares Issued	(24,250)	26.88
Forfeited	0	0

Outstanding at June 30, 2012	175,382	$29.69

NOTE 17 – INDUSTRY SEGMENT INFORMATION

International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Industrial Packaging	$3,450	$2,705	$6,565	$5,260
Printing Papers	1,510	1,585	3,070	3,115
Consumer Packaging	780	945	1,590	1,850
Distribution	1,500	1,655	2,975	3,295
Corporate and Intersegment Sales	(163)	(242)	(468)	(485)

Net Sales	$7,077	$6,648	$13,732	$13,035

Operating profit by industry segment for the three months and six months ended June 31, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2012		2011		2012		2011
Industrial Packaging	$260	(1)	$269		$475	(1)	$548	(5)
Printing Papers	104	(2)	243	(6)	250	(2)	444	(6)
Consumer Packaging	57	(3)	(33	)(7)	160	(3)	67	(7)
Distribution	5	(4)	4	(8)	3	(4)	9	(8)

Operating Profit	426		483		888		1,068
Interest expense, net	(172)		(137)		(340)		(273)
Noncontrolling interests/equity earnings adjustment (9)	4		9		8		7
Corporate items, net	(45)		(36)		(114)		(80)
Restructuring and other charges	(9)		(26)		(25)		(61)

Earnings (loss) from continuing operations before income taxes and equity earnings	$204		$293		$417		$661

Equity earnings (loss), net of taxes – Ilim	$(25)		$52		$15		$108

(1)	Includes a charge of $62 million for three months and six months ended June 30, 2012 to adjust the value of the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, charges of $35 million and $78 million for the three months and six months ended June 30, 2012, respectively, for integration costs associated with the acquisition of Temple-Inland, charges of $9 million for both the three months and six months ended June 30, 2012 for costs associated with the announced third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills, a charge of $20 million for the six months ended June 30, 2012 related to the write-up of the Temple-Inland inventory to fair value, and charges of $1 million for other items.
(2)	Includes losses of $2 million and $1 million for the three months and six months ended June 30, 2012, respectively, related to the acquisition of a majority interest in Andhra Pradesh Paper Mills Limited.
(3)	Includes a loss of $6 million for the three months ended June 30, 2012 and a net gain of $1 million for the six months ended June 30, 2012 for adjustments related to the sale of the Shorewood business.
(4)	Includes a charge of $12 million and $33 million for the three months and six months ended June 30, 2012, respectively, associated with the restructuring of the Company’s xpedx operations.
(5)	Includes charges of $2 million for the six months ended June 30, 2011 for additional closure costs for the Etienne mill in France and a gain of $7 million for the six months ended June 30, 2011 for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey
(6)	Includes a gain of $21 million for the three months and six months ended June 30, 2011 related to the repurposing of the Franklin, Virginia mill to produce fluff pulp and a charge of $8 million for the six months ended June 30, 2011 for asset impairment costs associated with the Inverurie mill.
(7)	Includes a charge of $129 million for both the three months and six months ended June 30, 2011 for a fixed asset impairment of the North American Shorewood business and charges of $2 million and $3 million for the three months and six months ended June 30, 2011, respectively, related to the reorganization of the Company’s Shorewood operations.
(8)	Includes charges of $10 million and $17 million for the three months and six months ended June 30, 2011, respectively, associated with the restructuring of the Company’s xpedx operations.
(9)	Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

International Paper generated diluted earnings per share attributable to International Paper common shareholders before special items of $0.46 in the second quarter of 2012, compared with 2012 first quarter earnings of $0.57 and 2011 second quarter earnings of $0.79. Diluted earnings per share attributable to International Paper common shareholders were $0.31 in the second quarter of 2012, compared with $0.43 in the first quarter of 2012 and $0.51 in the second quarter of 2011.

Our second quarter results were positively impacted compared to the first quarter of 2012 from the Temple-Inland acquisition, which closed in mid-February of this year. The acquisition was meaningfully accretive to our earnings before special items during the second quarter due to the earnings generated by the Temple-Inland system as well as the synergies generated from our excellent progress integrating their operations. However, our peak outage season, which generally occurs during our second quarter, reduced our earnings by $0.15 per share compared to the first quarter, and a weakening of the Russian ruble during the second quarter resulted in our Ilim joint venture recording a large non-cash foreign exchange loss on their US dollar denominated debt, versus a gain in the first quarter, which reduced our earnings by $0.15 per share compared to the first quarter.

The Franklin fluff pulp mill came online late in the second quarter, and we continue to make progress on a number of strategically important projects which will meaningfully impact earnings as we move out of 2012 and into 2013.

While volume in our consolidated businesses was flat in a stagnant global economy, we did see modest price improvement across our global paper and packaging businesses. This was largely driven by the partial pass-through of our announced price increase in our North American Printing Papers business as well as successful paper price increases that we implemented in Brazil and Russia. We also saw the pass-through of our announced export containerboard price increase. On the cost side, we had higher startup costs associated with the fluff pulp mill at Franklin that were more than offset by very good mill operations overall and lower corporate expenses. Input costs were generally balanced compared to the 2012 first quarter as lower natural gas prices were offset by higher costs for recovered fiber.

Looking ahead to the 2012 third quarter, we expect the largest changes to come from a decrease in outage-related costs and the absence of the significant foreign exchange loss at Ilim. Demand and pricing are expected to be stable compared to the second quarter. We announced a containerboard and box price increase early in the third quarter and expect to see meaningful benefits from that early in the fourth quarter. Related to input costs, we expect to see the reverse of the second quarter, as natural gas prices have begun to increase while fiber cost is decreasing, basically offsetting each other during the quarter.

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

	Three Months Ended June 30,		Three Months Ended March 31,
	2012	2011	2012
Earnings Per Share Before Special Items	$0.46	$0.79	$0.57
Restructuring and other charges	(0.08)	(0.03)	(0.16)
Net gains (losses) on sales and impairments of businesses	(0.11)	(0.24)	0.01
Income tax items	0	(0.01)	0

Earnings Per Common Share from Continuing Operations	0.27	0.51	0.42
Discontinued operations	0.04	0	0.01

Diluted Earnings (Loss) Per Common Share as Reported	$0.31	$0.51	$0.43

In the first quarter of 2012, we eliminated the one-quarter lag in reporting our share of equity earnings from the Ilim joint venture in Russia. First quarter 2012 equity earnings for Ilim are included in our first quarter 2012 results. Prior year results have been adjusted to reflect the amounts that would have been reported had the one-quarter lag not existed.

RESULTS OF OPERATIONS

For the second quarter of 2012, International Paper Company reported net sales of $7.1 billion, compared with $6.7 billion in the first quarter of 2012 and $6.6 billion in the second quarter of 2011. The results of operations of Temple-Inland are included since the acquisition in February 2012.

Net earnings attributable to International Paper totaled $134 million, or $0.31 per share, in the 2012 second quarter. This compared with $219 million, or $0.51 per share, in the second quarter of 2011 and $188 million, or $0.43 per share, in the first quarter of 2012.

Earnings From Continuing Operations Attributable to International

Paper Company

(after tax, in millions)

Earnings from continuing operations attributable to International Paper Company were $118 million in the second quarter of 2012 compared with $219 million in the second quarter of 2011 and $183 million in the first quarter of 2012. Compared with the second quarter of 2011, earnings in the 2012 second quarter benefited from lower raw material and freight costs ($26 million), Temple-Inland synergies ($40 million), lower corporate and other costs ($7 million) and lower tax expense ($3 million). These benefits were offset by lower average sales price realizations ($71 million), lower sales volumes ($8 million), the net impact of a more favorable mix of products sold and higher operating costs ($9 million), higher mill outage costs ($22 million) and higher interest expense ($24 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $77 million lower in the 2012 second quarter than in the 2011 second quarter. Net special items were a loss of $85 million in the 2012 second quarter, compared with a loss of $119 million in the 2011 second quarter.

Compared with the first quarter of 2012, earnings benefited from higher average sales price realizations ($18 million), higher sales volumes ($1 million), the impact of a more favorable mix of products sold and lower operating costs ($13 million), lower raw material and freight costs ($3 million), Temple-Inland synergies ($34 million), and lower corporate and other costs ($17 million). These benefits were offset by higher mill outage costs ($63 million) and higher interest expense ($2 million). Equity earnings, net of taxes for Ilim Holding, S.A. decreased by $65 million versus the 2012 first quarter. Net special items were a loss of $85 million in the 2012 second quarter, compared with a loss of $64 million in the 2012 first quarter.

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

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2012	2011	2012
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$118	$219	$183
Add back (deduct):
Income tax provision (benefit)	57	118	70
Equity (earnings) loss, net of taxes	26	(52)	(44)
Noncontrolling interests, net of taxes	3	8	4

Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	204	293	213
Interest expense, net	172	137	168
Noncontrolling interests / equity earnings included in operations	(4)	(9)	(4)
Corporate items	45	36	69
Special items:
Restructuring and other charges	9	26	16

	$426	$483	$462

Industry Segment Operating Profit
Industrial Packaging	$260	$269	$215
Printing Papers	104	243	146
Consumer Packaging	57	(33)	103
Distribution	5	4	(2)

Total Industry Segment Operating Profit	$426	$483	$462

Industry Segment Operating Profit

Segment Operating Profit

(in millions)

Total industry segment operating profits of $426 million in the 2012 second quarter were lower than the $483 million in the 2011 second quarter and the $462 million in the 2012 first quarter. Compared with the second quarter of 2011, operating profits in the current quarter benefited from lower raw material and freight costs ($39 million), Temple-Inland synergies ($60 million) and lower corporate and other items ($15 million). These benefits were offset by lower average sales price realizations ($106 million), lower sales volumes ($12 million), the net impact of a more favorable mix of products sold and higher operating costs ($13 million) and higher mill outage costs ($33 million). Special items were a loss of $127 million in the 2012 second quarter, compared with a loss of $120 million in the 2011 second quarter.

Compared with the first quarter of 2012, operating profits benefited from higher average sales price realizations ($27 million), higher sales volumes ($1 million), a more favorable product mix and lower operating costs ($20 million), lower raw material and freight costs ($4 million), Temple-Inland synergies

($50 million) and lower other costs ($6 million). These benefits were offset by higher mill outage costs ($93 million). Special items were a loss of $127 million in the 2012 second quarter, compared with a special item loss of $76 million in the 2012 first quarter.

During the 2012 second quarter, International Paper took approximately 390,000 tons of downtime of which approximately 161,000 tons were market-related compared with approximately 295,000 tons of downtime, which included approximately 80,000 tons related to production outages at the Vicksburg mill caused by the flooding of the Yazoo River, and about 25,000 tons that were market-related, in the 2011 second quarter. During the 2012 first quarter, International Paper took approximately 250,000 tons of downtime of which approximately 93,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)

Sales volumes of major products for the first six months of 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2012	2011	2012	2011
Industrial Packaging
Corrugated Packaging (2)	2,795	1,913	5,257	3,723
Containerboard (2)	828	620	1,577	1,175
Recycling	597	609	1,134	1,252
Saturated Kraft	45	45	83	84
Bleached Kraft	32	25	55	48
European Industrial Packaging	260	266	526	539
Asian Box	100	116	198	219

Industrial Packaging	4,657	3,594	8,830	7,040

Printing Papers
U.S. Uncoated Papers	637	656	1,322	1,318
European and Russian Uncoated Papers	311	306	622	618
Brazilian Uncoated Papers	295	270	569	543
Indian Uncoated Papers (3)	47	0	126	0

Uncoated Papers	1,290	1,232	2,639	2,479

Market Pulp (4)	356	364	741	705

Consumer Packaging
North American Consumer Packaging	388	411	761	820
European Coated Paperboard	88	80	185	164
Asian Coated Paperboard	240	258	477	480

Consumer Packaging	716	749	1,423	1,464

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.
(3)	Includes APPM volumes from date of acquisition in October 2011.
(4)	Includes internal sales to mills.

Discontinued Operations

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business and is currently marketing the sale, which is probable of being closed. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $608 million at June 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2012. The liabilities of this business, totaling $58 million at June 30, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at June 30, 2012.

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

In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million ($4 million after taxes) was recorded during the three months ended March 31, 2011, and is included in Discontinued operations in the accompanying consolidated statement of operations.

Income Taxes

The income tax provision was $57 million for the 2012 second quarter. Excluding a benefit of $51 million related to the tax effects of special items, the effective income tax rate for continuing operations was 32% for the quarter.

The income tax provision was $70 million for the 2012 first quarter. Excluding a benefit of $28 million related to the tax effects of special items, the effective income tax rate for continuing operations was 32% for the quarter.

An income tax provision of $118 million was recorded for the 2011 second quarter. Excluding a benefit of $27 million related to the tax effects of special items, the effective income tax rate for continuing operations was 33%.

Interest Expense and Corporate Items

Net interest expense for the 2012 second quarter was $172 million compared with $168 million in the 2012 first quarter and $137 million in the 2011 second quarter. The higher net expense compared with prior year is due to interest expense associated with the Temple-Inland acquisition.

Corporate items, net, of $45 million in the 2012 second quarter were lower than the $69 million of net expense in the 2012 first quarter, but higher than the $36 million of net expense in the 2011 second quarter. The decrease compared with the prior quarter was primarily due to a year-to-date adjustment of the allocation of expenses to the business segments. The increase compared with the 2012 second quarter reflects higher pension costs partially offset by lower supply chain project costs and the current year allocation adjustment.

Special Items

Restructuring and Other Charges

2012: During the second quarter of 2012, restructuring and other charges totaling $21 million before taxes ($13 million after taxes) were recorded, including a $10 million pre-tax charge ($6 million after taxes) for restructuring costs related to the Company’s xpedx business, a $10 million pre-tax charge ($6 million after taxes) for costs related to the early extinguishment of debt and a charge of $1 million (before and after taxes) for other items.

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

During the first quarter of 2011, restructuring and other charges totaling $45 million before taxes ($28 million after taxes) were recorded, including a $32 million pre-tax charge ($19 million after taxes) for costs related to the early extinguishment of debt, a $7 million pre-tax charge ($4 million after taxes) for restructuring costs related to the Company’s xpedx business, and a charge of $6 million before taxes ($5 million after taxes) for other items.

Net (Gains) Losses on Sales and Impairments of Businesses

2012: As referenced in Note 6, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. A pre-tax charge of $9 million ($5 million after taxes) was recorded during the three months ended June 30, 2012 for costs associated with the divestiture of these three containerboard mills. Also, in anticipation of the divestiture of the Hueneme mill in Oxnard, California, a pre-tax charge of $62 million ($38 million after taxes) was recorded during the three months ended June 30, 2012 to adjust the long-lived assets of the mill to their fair value. The assets of these mills, totaling $470 million at June 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2012.

During the three months ended June 30, 2012, the Company recorded a pre-tax charge of $6 million ($4 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. Also during the three months ended June 30, 2012, charges of $1 million (before and after taxes) were recorded for other items.

During the three months ended March 31, 2012, the Company recorded a pre-tax gain of $7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. The sale of the Shorewood non-U.S. business was completed in January 2012.

All of the charges discussed above are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

2011: During the three months ended June 30, 2011, based on a current strategic plan update of projected future operating results of Shorewood’s North American asset group within the Company’s Consumer Packaging segment, a determination was made that the current book value of the asset group exceeded its estimated fair value, calculated using the probability-weighted present value of projected future cash flows. As a result, a $129 million charge ($104 million after taxes) was recorded in the Company’s Consumer Packaging segment to write down the long-lived assets of the North American Shorewood business to their estimated fair value.

During the first quarter of 2011, the Company recorded an $8 million charge (before and after taxes) to further write down the long-lived assets of its Inverurie, Scotland mill to their estimated fair value. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the second quarter of 2012.

Industrial Packaging

	2012			2011
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,450	$3,115	$6,565	$2,705	$2,555	$5,260
Operating Profit	260	215	475	269	279	548

Industrial Packaging net sales and operating profits included the results from the Temple-Inland packaging operations from the date of acquisition in February 2012. Net sales for the second quarter of 2012 were 11% higher than in the first quarter of 2012 and 28% higher than in the second quarter of 2011. Operating profits in the second quarter of 2012 included a charge of $62 million to adjust the value of the long-lived assets of the Hueneme mill to their fair value in anticipation of its divestiture, charges of $35 million for integration costs associated with the Temple-Inland acquisition, charges of $9 million for costs associated with the announced third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills and a charge of $1 million related to the 2009 closure of the Etienne mill in France. Operating profits in the first quarter of 2012 included $43 million of integration costs associated with the Temple-Inland acquisition and a $20 million charge to write-up the Temple-Inland inventories to fair value. Excluding these items, operating profits in the second quarter of 2012 were 32% higher than in the first quarter of 2012 and 36% higher than in the second quarter of 2011.

North American Industrial Packaging net sales were $3.0 billion in the second quarter of 2012 compared with $2.7 billion in the first quarter of 2012 and $2.2 billion in the second quarter of 2011. Operating profits were $248 million ($354 million excluding the valuation adjustment at the Hueneme mill, Temple-Inland integration costs and mill divestiture costs) in the second quarter of 2012 compared with $195 million ($258 million excluding Temple-Inland integration and inventory write-up costs) in the first quarter of 2012 and $253 million in the second quarter of 2011.

Excluding the effect of the Temple-Inland acquisition, sales volumes in the second quarter of 2012 were higher than in the first quarter of 2012, reflecting a seasonal increase in demand for boxes and an increase in containerboard export shipments. Average sales price realizations increased for export containerboard, while box sales price realizations were slightly higher due to a seasonally better mix. Major input costs, including recycled fiber, natural gas and wood, were roughly flat with the 2012 first quarter. Planned maintenance downtime costs were $4 million higher in the 2012 second quarter with outages at the Henderson, Mansfield, Prattville and Red River mills compared with outages at the Vicksburg and Savannah mills in the 2012 first quarter. In addition, planned maintenance downtime costs in the 2012 second quarter were about $14 million for the Temple-Inland operations which had an outage at the Rome mill, compared with $22 million in the 2012 first quarter for an outage at the Bogalusa mill. Operating costs for the legacy business improved as the mills recovered from some reliability issues experienced in the prior quarter. The total business took about 143,000 tons of market-related downtime in the second quarter of 2012 compared with approximately 78,000 tons in the first quarter of 2012.

Compared with the second quarter of 2011, excluding the effect of the Temple-Inland acquisition, sales volumes in the second quarter of 2012 were down slightly for boxes and domestic containerboard, but export shipments of containerboard increased. Average export sales prices were $60/ton lower, and sales prices for boxes were slightly lower. Input costs for recycled fiber and natural gas decreased, but were partially offset by higher wood and starch costs. Planned maintenance downtime costs for the legacy mills were $23 million lower in the second quarter of 2012. In 2011 the Vicksburg mill was down for most of May and June due to flooding of the Yazoo River which resulted in about $20 million of costs related to lost production and other expenses. In addition to losing about 80,000 tons of production at Vicksburg in the second quarter of 2011 the business took about 21,000 tons of market-related downtime.

Entering the third quarter of 2012, sales volumes are expected to be seasonally lower for boxes as we exit the early summer harvest season. We expect slightly lower recycled fiber costs and lower wood costs, offset somewhat by higher natural gas and starch costs. Planned maintenance downtime costs for the total business should be about $37 million lower.

European Industrial Packaging net sales were $255 million in the second quarter of 2012 compared with $270 million in the first quarter of 2012 and $295 million in the second quarter of 2011. Operating profits were $11 million ($12 million excluding closure costs) in the second quarter of 2012 compared with $19 million in the first quarter of 2012 and $16 million in the second quarter of 2011.

Sales volumes in the second quarter of 2012 were lower than in the first quarter of 2012 reflecting a seasonal decrease in demand for fruit and vegetable packaging. Market demand for industrial packaging continued to decrease due to the weak economic environment in southern Europe. Average sales margins improved as increases in box sales prices outpaced board costs increases. Input costs were lower, primarily for energy. Operating costs were about $4 million higher due to insurance deductibles related to the earthquakes in Northern Italy in May which affected our San Felice box plant.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 were lower primarily due to the overall weak economic industrial environment in southern Europe. In addition, the demand for fruit and vegetable packaging was adversely affected by poor weather conditions in the first half of 2012. Average sales margins were significantly higher due to sales price increases implemented during 2011 and lower board costs. Input costs for energy were slightly higher. Operating costs were higher due to the impact of the Italian earthquakes.

Looking ahead to the third quarter of 2012, sales volumes are expected to be lower reflecting a seasonal decline in the fruit and vegetable packaging market in most regions and a Moroccan holiday in August. Average sales margins are expected to decrease as box prices remain stable, but board costs increase. Input costs for energy should increase. Expenses associated with the earthquake will be lower in the third quarter.

Asian Industrial Packaging net sales for the packaging operations were $100 million in the second quarter of 2012 compared with $95 million in the first quarter of 2012 and $105 million in the second quarter of 2011. Operating profits for the packaging operations were $1 million in the second quarter of 2012, about breakeven in the first quarter of 2012 and a loss of $1 million in the second quarter of 2011.

Net sales for the distribution operations were $60 million in both the second and first quarters of 2012 and $85 million in the second quarter of 2011. Operating profits for the distribution operations were about breakeven in the second quarter of 2012, but resulted in gains of $1 million in both the first quarter of 2012 and the second quarter of 2011.

Compared with the first quarter of 2012, sales volumes for the packaging business increased reflecting seasonally higher demand. Average sales margins were favorable, but were offset by higher operating costs. Operating profits in the third quarter of 2012 are expected to be more favorable than in the second quarter of 2012, anticipating further improvement in sales volume.

Printing Papers

	2012			2011
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,510	$1,560	$3,070	$1,585	$1,530	$3,115
Operating Profit	104	146	250	243	201	444

Printing Papers net sales for the second quarter of 2012 were 3% lower than in the first quarter of 2012 and 5% lower than in the second quarter of 2011. Operating profits in the second quarter of 2012 and first quarter of 2012 included a $2 million charge and a $1 million gain, respectively, associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited. Operating profits in the second quarter of 2011 included a $21 million gain associated with a change in estimated closure costs related to the repurposing of the Franklin mill. Excluding these items, operating profits in the second quarter of 2012 were 27% lower than in the first quarter of 2012 and 52% lower than in the second quarter of 2011.

North American Printing Papers net sales were $670 million in the second quarter of 2012 compared with $700 million in the first quarter of 2012 and $695 million in the second quarter of 2011. Operating profits were $69 million in the second quarter of 2012, $100 million in the first quarter of 2012 and $122 million ($101 million excluding a gain associated with a change in the estimated closure costs related to the repurposing of the Franklin mill) in the second quarter of 2011.

Sales volumes in the second quarter of 2012 decreased from the first quarter of 2012 reflecting seasonally weaker demand for uncoated freesheet paper. Export shipments were lower due to capacity constraints at the mills due to planned maintenance outages. Average sales price realizations improved due to the partial realization of an announced price increase for roll paper and sheet paper in the domestic market and a recovery in export sales prices. Input costs were lower for wood and energy, partially offset by higher purchased pulp and chemical costs. Freight costs were lower. Planned maintenance downtime costs were $35 million higher in the 2012 second quarter with outages at the Eastover, Ticonderoga and Riverdale mills compared with an outage at the Georgetown mill in the 2012 first quarter. Operating costs were about flat.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 were lower due to weaker economic conditions. Average sales price realizations decreased for uncoated freesheet paper primarily in our export markets. Input costs were about flat as higher costs for chemicals were offset by lower costs for energy, wood and purchased pulp. Freight costs were higher. Planned maintenance downtime costs were $28 million higher than in the second quarter of 2011 when outages were taken at the Courtland and Riverdale mills. Operating costs in the 2012 second quarter were lower reflecting excellent mill performance.

Entering the third quarter of 2012, sales volumes are expected to be seasonally higher for domestic sales of uncoated freesheet paper, while export shipments are also expected to increase. Average sales price realizations should be higher reflecting the full-quarter impact of the price increases announced in the second quarter for roll paper and sheet paper. Export paper prices are expected to stabilize during the quarter. Input costs are expected to increase for energy, chemicals and wood, and freight costs are also expected to be higher. Planned maintenance downtime costs should be $45 million lower with no outages scheduled.

European Printing Papers net sales were $335 million in both the second quarter and first quarter of 2012 compared with $380 million in the second quarter of 2011. Operating profits were $20 million in the second quarter of 2012 compared with $44 million in the first quarter of 2012 and $47 million in the second quarter of 2011.

Compared with the first quarter of 2012, sales volumes in the second quarter of 2012 increased in Russia where market demand remains solid, but were offset by lower sales volumes in Europe where market demand is weak due to poor economic conditions. Average sales price realizations were higher for uncoated freesheet paper in Europe reflecting recent capacity reductions in the market, while Russian prices reflected the full-quarter impact of the realization of sales price increases implemented in the first quarter. Input costs were slightly higher. Planned maintenance downtime costs were $33 million higher in the second quarter of 2012 with outages at the Svetogorsk and Saillat mills compared to no outages in the first quarter of 2012. Operating costs were favorable reflecting strong performance.

Sales volumes in the second quarter of 2012 were higher than in the second quarter of 2011. Average sales price realizations were lower in Europe due to weak economic conditions and market demand, while average sales price realizations in Russia increased. Input costs increased in Europe, but decreased in Russia. Planned maintenance downtime costs were $20 million higher than in the second quarter of 2011which had only an outage at the Svetogorsk mill. Manufacturing operations were lower reflecting performance improvements at the Svetogorsk mill.

Looking forward to the third quarter of 2012, sales volumes are expected to be seasonally higher in Russia and about flat in Europe. Average sales price realizations are expected to reflect some price erosion for pulp, but steady prices for paper. Input costs will increase in Russia due to higher energy and wood costs, while energy costs are expected to decrease in Europe. Planned maintenance downtime costs should be $19 million lower with an outage scheduled at the Kwidzyn mill.

Brazilian Printing Papers net sales were $285 million in the second quarter of 2012 compared with $270 million in the first quarter of 2012 and $295 million in the second quarter of 2011. Operating profits were $51 million in the second quarter of 2012, $23 million in the first quarter of 2012 and $39 million in the second quarter of 2011.

Sales volumes in the second quarter of 2012 were higher than in the first quarter of 2012 due to seasonally higher demand in the Brazilian domestic market for uncoated freesheet paper. Average sales price realizations for paper increased in both the Brazilian market and in the Latin American export markets, but decreased for pulp. Average sales margins were positively impacted by an increased proportion of sales to the higher-margin domestic market. Input costs decreased for purchased pulp and chemicals, but were partially offset by higher costs for energy, pulp wood and packaging. Operating costs were lower. Planned maintenance downtime costs were $1 million higher in the second quarter of 2012 with an outage at the Tres Lagoas mill compared with no outages in the first quarter of 2012.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 increased for uncoated freesheet paper in both the Brazilian domestic market and the Latin American export markets, and for pulp, in spite of flat demand. Average sales price realizations improved for domestic uncoated freesheet paper, but the benefit was more than offset by declining prices for exported paper and for pulp. Lower input costs for purchased pulp were partially offset by higher costs for wood and energy. Planned maintenance downtime costs were $6 million lower in the 2012 second quarter.

Entering the third quarter of 2012, sales volumes are expected to increase primarily reflecting seasonally higher sales of uncoated freesheet paper to Latin American export markets. Average sales margins should improve due to higher sales price realizations and a more favorable geographic mix. Input costs are expected to increase for purchased pulp and for natural gas. Planned maintenance downtime costs should be $6 million higher with an outage planned at the Mogi Guacu mill.

Indian Printing Papers net sales were $35 million in the second quarter of 2012 compared with $60 million in the first quarter of 2012. Operating profits were a loss of $10 million ($8 million excluding costs associated with the acquisition of a majority ownership of Andhra Pradesh Paper Mills (APPM)), in the second quarter of 2012 compared with earnings of $2 million ($1 million excluding an acquisition gain) in the first quarter of 2012. The loss in the second quarter of 2012 reflects $8 million of planned maintenance downtime costs.

Asian Printing Papers net sales were $25 million in the second quarter of 2012 and $20 million in both the first quarter of 2012 and the second quarter of 2011. Operating profits were about breakeven in all periods presented.

U.S. Market Pulp net sales were $160 million in the second quarter of 2012 compared with $175 million in the first quarter of 2012 and $195 million in the second quarter of 2011. Operating profits were losses of $26 million in the second quarter of 2012 and $23 million in the first quarter of 2012 and a gain of $35 million in the second quarter of 2011.

Sales volumes were lower in the second quarter of 2012 compared with the first quarter of 2012 due primarily to capacity constraints caused by planned maintenance outages at the Riegelwood and Pensacola mills. Average sales price realizations for hardwood pulp and softwood pulp were higher due to the implementation of sales price increases announced in the 2012 first quarter and during the 2012 second quarter. Fluff pulp average sales price realizations were lower quarter-over-quarter, but began increasing towards the end of the second quarter. Input costs were about flat. Planned maintenance downtime costs were $1 million lower in the second quarter of 2012. Operating costs were higher primarily due to start-up costs at the Franklin mill.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 were slightly higher. Average sales price realizations were significantly lower for fluff pulp and market pulp. Input costs were lower for energy and wood, and freight costs were also lower. Planned maintenance downtime costs were $3 million higher. Operating costs were higher due to start-up costs at the Franklin mill.

Entering the third quarter of 2012, sales volumes are expected to be higher as the Franklin mill begins production. Average sales price realizations are expected to decrease primarily for market pulp. Input costs for energy and chemicals will be higher. Planned maintenance downtime costs should be $11 million lower with no outages planned for the third quarter.

Consumer Packaging

	2012			2011
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$780	$810	$1,590	$945	$905	$1,850
Operating Profit	57	103	160	(33)	100	67

Consumer Packaging net sales in the second quarter of 2012 were 4% lower than in the first quarter of 2012 and 17% lower than in the second quarter of 2011. Operating profits included charges of $6 million and a gain of $7 million in the second quarter of 2012 and first quarter of 2012, respectively, related to the sale of the Shorewood business. Operating profits in the second quarter of 2011 included a charge of $129 million for a fixed asset impairment of the North American Shorewood business and charges of $2 million related to the reorganization of the Shorewood business. Excluding these items, operating profits in the second quarter of 2012 were 34% lower than in the first quarter of 2012 and 36% lower than in the second quarter of 2011.

North American Consumer Packaging net sales in the second quarter of 2012 were $495 million compared with $520 million in the first quarter of 2012 and $625 million in the second quarter of 2011. Operating profits were $31 million ($37 million excluding costs associated with the sale of the Shorewood business) compared with $70 million ($63 million excluding a gain associated with the sale of the Shorewood business) in the first quarter of 2012 and a loss of $69 million (a gain of $62 million excluding a fixed asset impairment charge and reorganization costs) in the second quarter of 2011.

Coated Paperboard sales volumes in the second quarter of 2012 were slightly higher than in the first quarter of 2012 reflecting seasonal demand improvement for cupstock and folding carton board. The business took about 18,000 tons of market-related downtime in the second quarter of 2012 compared with 15,000 tons in the first quarter of 2012. Average sales price realizations eroded slightly. Input costs increased, primarily for wood. Planned maintenance downtime costs were $18 million higher with outages at the Augusta, Riegelwood and Texarkana mills in the 2012 second quarter and no outages in the 2012 first quarter. Operating costs were higher due to reliability issues.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 decreased, reflecting weaker market demand. The business took no market-related downtime in the second quarter of 2011. Average sales price realizations were lower. Input costs were about flat year-over-year. Planned maintenance downtime costs were $1 million higher in the second quarter of 2012 with outages at the same mills in both periods. Operating costs were higher due to reliability problems.

Foodservice sales in the second quarter of 2012 were higher than in the first quarter of 2012 primarily reflecting an increase in cold cup sales due to the warmer weather. Average sales margins decreased due to higher costs for resin and a less favorable product mix. Compared with the second quarter of 2011, sales volumes increased in the second quarter of 2012. Average sales margins improved as sales prices increased to allow the pass-through of earlier cost increases.

The U.S. Shorewood business was sold December 31, 2011 and the non-U.S. business was sold in January 2012.

Looking forward to the third quarter of 2012, coated paperboard sales volumes are expected to increase. Planned maintenance downtime costs are expected to be $13 million lower with only an outage scheduled at the Texarkana mill. Input costs are expected to increase for energy, but decrease for wood and chemicals. Foodservice sales volumes are expected to be slightly lower. Average sales margins are expected to decrease reflecting slightly lower average sales price realizations and higher input costs.

European Consumer Packaging net sales were $90 million in the second quarter of 2012 compared with $100 million in the first quarter of 2012 and $95 million in the second quarter of 2011. Operating profits in the second quarter of 2012 were $21 million compared with $28 million in the first quarter of 2012 and $23 million in the second quarter of 2011.

Sales volumes in the second quarter of 2012 were lower than in the first quarter of 2012 reflecting softening demand in the European domestic market, partially offset by higher export shipments. Average sales price realizations were slightly lower, but the impact was offset by a more favorable product mix. Operating costs increased, while input costs were about flat. Planned mill maintenance downtime costs were $3 million higher in the second quarter of 2012 due to an outage at the Svetogorsk mill compared to no outages in the first quarter of 2012. Compared with the second quarter of 2011, sales volumes were higher. Average sales price realizations were lower and the mix of products sold was unfavorable. Planned mill maintenance downtime costs were $1 million lower with outages at the Svetogorsk mill in both periods.

Entering the third quarter of 2012, the impact of slightly higher sales volumes is expected to be offset by lower average sales price realizations. Planned maintenance downtime costs will be $3 million lower with no outages scheduled. Input costs are expected to increase, particularly for energy costs in Russia.

Asian Consumer Packaging net sales were $195 million in the second quarter of 2012, $190 million in the first quarter of 2012 and $225 million in the second quarter of 2011. Operating profits were $5 million in both the second quarter and first quarter of 2012 and $13 million in the second quarter of 2011. Compared with the first quarter of 2012, operating profits were flat as the favorable impacts from higher average sales price realizations and lower input costs for pulp were offset by an unfavorable foreign exchange impact and the reversal of a tax refund booked in the first quarter. Compared with the second quarter of 2011, operating profits declined due to lower average sales price realizations for folding carton board and Bristols board, partially offset by lower input costs for pulp.

Looking ahead to the third quarter of 2012, revenues are expected to remain about flat, while input costs for pulp are expected to increase. Operating profits will also reflect the start-up costs for a new paper machine.

Distribution

	2012			2011
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,500	$1,475	$2,975	$1,655	$1,640	$3,295
Operating Profit	5	(2)	3	4	5	9

Distribution net sales in the second quarter of 2012 were 2% higher than in the first quarter of 2012 but 9% lower than in the second quarter of 2011. Operating profits included $12 million, $21 million and $10 million in the second quarter of 2012, the first quarter of 2012 and the second quarter of 2011, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the second quarter of 2012 were 11% lower than in the first quarter of 2012 and 21% higher than in the second quarter of 2011.

Sales of papers and graphic arts products in the second quarter of 2012 totaled $860 million compared to $850 million in the first quarter of 2012 and $1.0 billion in the second quarter of 2011. Trade margins as a percent of sales for printing papers decreased from the first quarter of 2012 and the second quarter of 2011 due to shifts between warehouse sales and lower-margin sales shipped directly from the manufacturer. Packaging sales were $400 million in the second quarter of 2012, unchanged from the first quarter of 2012 and second quarter of 2011. Trade margins as a percent of sales for packaging products decreased from the first quarter of 2012 and increased from the second quarter of 2011 reflecting a change in mix. Sales of facility supply products totaled $240 million in the second quarter of 2012, compared to $225 million in the first quarter of 2012 and $250 million in the second quarter of 2011.

Operating profits before reorganization costs in the second quarter of 2012 were $2 million lower than in the first quarter of 2012. An inventory valuation adjustment made in the first quarter did not repeat in the second quarter. Operating profits before reorganization costs in the second quarter of 2012 were $3 million higher than in the second quarter of 2011. Lower costs resulting from xpedx’s reorganization efforts more than offset decreased sales volume. Looking ahead to the 2012 third quarter, operating results are expected to be higher on seasonal volume increases and will continue to reflect the benefit of the ongoing transformation.

Equity Earnings, Net of Taxes – Ilim

Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment and prior to 2012, due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reported its share of Ilim’s operating results on a one-quarter lag basis. In 2012, the Company determined that the elimination of the one-quarter lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements. Beginning January 1, 2012, the Company applied this change in accounting principle retrospectively to all prior financial periods presented.

The elimination of the one-quarter lag for Ilim had the following impact:

Consolidated Statement of Operations

In millions, except per share amounts	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Equity earnings (loss)	$(5)	$7
Earnings (loss) from continuing operations	(5)	7
Net earnings (loss) attributable to International Paper Company	(5)	7
Basic earnings (loss) per share from continuing operations	(0.01)	0.02
Basic net earnings (loss) per share	(0.01)	0.02
Diluted earnings (loss) per share from continuing operations	(0.01)	0.02
Diluted net earnings (loss) per share	(0.01)	0.02

Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25

The Company recorded an equity loss, net of taxes, of $25 million in the second quarter of 2012 compared with equity earnings, net of taxes, of $40 million in the first quarter of 2012 and $51 million in the second quarter of 2011. In the second quarter of 2012, the after-tax foreign exchange impact was a loss of $41 million on the remeasurement of U.S. dollar-denominated debt compared with a gain of $30 million in the first quarter of 2012. Sales volumes in the second quarter of 2012 increased from the first quarter of 2012 reflecting higher demand for linerboard, paper and pulp in the Russian domestic market and for hardwood pulp in export markets other than China. Shipments to China, particularly for softwood pulp, decreased. Average sales price realizations for domestic sales were about flat, while export sales prices increased except for sales of softwood pulp to markets other than China. Input costs for wood were higher. Planned maintenance downtime costs were higher in the second quarter of 2012 due to outages taken at the Bratsk and Koriazhma mills.

Compared with the second quarter of 2011, sales volumes in the second quarter of 2012 were higher for all product lines in the domestic market and for hardwood and softwood pulp sales to China and other export markets. Average sales price realizations were significantly lower for pulp and containerboard in both domestic and export markets. Input costs increased for wood, electricity and chemicals, and distribution costs were also higher. A foreign exchange gain of $9 million on the remeasurement of U.S. dollar-denominated debt was recorded in the second quarter of 2011.

Looking forward to the third quarter of 2012, sales volumes are expected to decrease. Average sales price realizations are expected to be about flat reflecting a seasonal increase in sales prices for domestic linerboard offset by an overall decrease in sales price realizations to export markets. However, sales price realizations for pulp sales to export markets should be about flat quarter-over-quarter. Input costs are expected to continue to increase primarily for electricity and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations totaled $1.4 billion for the first six months of 2012, compared with $1.2 billion for the comparable 2011 six-month period. Earnings from operations adjusted for non-cash charges were $1.4 billion for the first six months of 2012 compared to $1.4 billion for the first six months of 2011. Cash provided by working capital components totaled $47 million for the first six months of 2012 compared to a use of $287 million for the comparable 2011 six-month period.

The Company generated free cash flow of approximately $619 million and $838 million in the first six months of 2012 and 2011, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, make investments and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2012	2011
Cash provided by operations	$1,411	$1,162
Adjustments:
Cash invested in capital projects	(705)	(410)
Cash contribution to pension plan	44	0
European A/R securitization program cessation	0	209
Tax receivable collected related to pension contributions	0	(123)
Cash received from unwinding a timber monetization	(251)	0
Change in control payments related to Temple-Inland acquisition	120	0

Free Cash Flow	$619	$838

Investments in capital projects totaled $705 million in the first six months of 2012 compared to $410 million in the first six months of 2011. Full-year 2012 capital spending is currently expected to be approximately $1.5 billion, or about 102% of depreciation and amortization expense for our current businesses.

Financing activities for the first six months of 2012 included a $784 million net increase in debt versus an $84 million net reduction in debt during the comparable 2011 six-month period.

In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. In June and July of 2012, International Paper made two separate $400 million payments on the $1.2 billion term loan.

During the second quarter of 2012, International Paper repaid approximately $406 million of notes with interest rates ranging from 1.625% to 7.95% and original maturities from 2017 to 2018. Pre-tax early debt retirement costs of $10 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the first quarter of 2012, International Paper repaid approximately $30 million of notes with interest rates ranging from 7.82% to 7.95% and original maturities from 2012 to 2018. Pre-tax early debt retirement costs of $4 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.

During the second quarter of 2011, International Paper had no early debt retirements.

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

During the first six months of 2012, International Paper issued approximately 1.5 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $35 million. During the first six months of 2011, International Paper issued approximately 0.5 million shares of treasury stock for various incentive plans. Payments of restricted stock withholding taxes totaled $30 million. Common stock dividend payments totaled $229 million and $197 million for the first six months of 2012 and 2011, respectively. Dividends were $0.5250 per share and $0.4500 per share for the first six months in 2012 and 2011, respectively.

At June 30, 2012, contractual obligations for future payments of debt maturities by calendar year were as follows: $724 million in 2012; $196 million in 2013; $585 million in 2014; $474 million in 2015; $693 million in 2016; $906 million in 2017; and $7.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

At June 30, 2012, International Paper’s contractually committed credit agreements totaled $2.75 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include two receivable securitization facilities that expire in 2013 with up to $1.25 billion of commercial paper-based financings based on eligible receivable balances ($1.22 billion at June 30, 2012 before consideration of any borrowings under the facilities). On January 11, 2012, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2012 to January 2013. A $250 million facility was inherited from Temple-Inland. Both facilities have a facility fee of 0.35% payable monthly. At June 30, 2012, International Paper had borrowings of $225 million under the receivable securitization facility inherited from Temple-Inland with an interest rate of 0.224% plus a margin of 70 basis points. The borrowings under this receivable securitization facility were repaid in July 2012. There were no borrowings under the $1.0 billion receivables securitization facility.

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

Acquisitions

On February 13, 2012, upon regulatory approval, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required us to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions). On May 4, 2012, the Final Judgment, as proposed, was entered by the Court. On June 7, 2012, the DOJ granted the Company an extension of time until July 10, 2012 to complete the divestitures. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfies its divestiture obligations under the Final Judgment.

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

Joint Ventures

On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 500,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.

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

The Company has included in its 2011 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2012.

Pension Accounting

Net pension expense totaled approximately $170 million for International Paper’s U.S. plans for the six months ended June 30, 2012, or about $73 million more than the pension expense for the first six months of 2011. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 5.10% in 2012 from 5.60% in 2011, higher amortization of unrecognized actuarial losses, and the acquisition of Temple-Inland in February 2012. Net pension expense for non-U.S. plans was about $1 million for each of the first six months of 2012 and 2011, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-graded bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2012, the market value of plan assets for International Paper’s U.S. plans totaled approximately $9.8 billion, consisting of approximately 39% equity securities, 40% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a $44 million contribution to its pension plan in June 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2012. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $101 million in 2012.

FORWARD-LOOKING STATEMENTS

Certain statements in this report that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities and risks inherent in conducting business through a joint venture; (vi) the failure to realize synergies and cost savings from the Temple-Inland transaction or delay in realization thereof; (vii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on pages 50 and 51 of International Paper’s 2011 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2011. The $2.14 billion of Nonrecourse Financial Liabilities of Special Purpose Entities was not included in the market risk analysis. As of June 30, 2012, the fair value of this debt was still being assessed and is expected to be adjusted as part of the Temple-Inland purchase price allocation by the third quarter of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this report).

Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 2011 third quarter, the Company completed the acquisition of Andhra Pradesh Paper Mills Limited (APPM). Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for APPM will be conducted over the course of our 2012 assessment cycle.

During the first quarter of 2012, the Company completed the acquisition of Temple-Inland, Inc. (Temple-Inland). Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for Temple-Inland will be conducted over the course of our 2013 assessment cycle.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	318	$33.31	N/A	N/A
June 1, 2012 – June 30, 2012	2,120	29.27	N/A	N/A
Total	2,438

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Time Sharing Agreement, dated as of May 31, 2012, by and between John V. Faraci and the Company.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: August 7, 2012	By	/s/ CAROL L. ROBERTS
Carol L. Roberts
Senior Vice President and Chief Financial Officer

Date: August 7, 2012	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington
Vice President – Finance and Controller