Form 10-Q/A
period 2012-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2012-08-14
CIK 51434

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

EXPLANATORY NOTE

International Paper Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) (filed on May 7, 2012) solely to re-file Exhibit 10.1 in response to comments the Company received from the Securities and Exchange Commission on a confidential treatment request the Company made for certain portions of such exhibit when it was filed with the Form 10-Q. Specifically, the re-filed exhibit contains the first and last rows of the table within Annex B to the exhibit, which were redacted from the exhibit when it was filed with the Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q. No other modifications or changes are being made to the Form 10-Q or the exhibits filed therewith by means of this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Refer to the Exhibit Index herein for a list of the exhibits that are being filed as part of this Form 10-Q/A or, where indicated, were previously filed and are hereby being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

Date: August 14, 2012	By	/s/ CAROL L. ROBERTS
Carol L. Roberts Senior Vice President and Chief Financial Officer

Date: August 14, 2012	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington Vice President – Finance and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 5, dated as of January 11, 2012, to the Second Amended and Restated Credit and Security Agreement, dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the Agents parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.*

10.2

Amendment No. 3, dated as of January 11, 2012, to the Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.2 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

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

11

Statement of Computation of Per Share Earnings (incorporated by reference to Exhibit 11 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

12

Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

18

Preferability letter from independent registered public accounting firm (incorporated by reference to Exhibit 18 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

31.1

Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

31.2

Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

31.3	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).*

31.4	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).*

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.INS

XBRL Instance Document (incorporated by reference to Exhibit 101.INS to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.SCH

XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.CAL

XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.DEF

XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.LAB

XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

101.PRE

XBRL Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to International Paper Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and filed with the Commission on May 7, 2012).

*	filed herewith.

E-1